Form 10-Q
period 1999-06-30
NATIONAL INFORMATION CONSORTIUM
filed 1999-08-16
CIK 1065332

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999


                   Commission file number  333-77939


                NATIONAL INFORMATION CONSORTIUM, INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


Colorado                                                        52-2077581
--------                                                        ----------
(State or other jurisdiction of                            (I.R.S Employer
incorporation or organization)                         Identification No.)


            12 Corporate Woods, 10975 Benson Street, Suite 390
            Overland Park, Kansas                           66210
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                                (877) 234-3468
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ( )  No (X)

The number of shares outstanding of the registrant's common stock as of August 16, 1999, was 52,505,723.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      NATIONAL INFORMATION CONSORTIUM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                      000's

                                                                    JUNE 30,          DECEMBER 31,
                                                                     1999                1998
                                                                  ----------          ------------
                                  ASSETS
Current assets:
    Cash                                                         $  1,263           $  1,311
    Trade accounts receivable                                       3,880              2,908
    Prepaid expenses                                                  112                 47
    Deferred income taxes                                             140                  -
    Other current assets                                               79                 67
                                                                ---------           --------
         Total current assets                                       5,474              4,333
Property and equipment, net                                         1,693              1,230
Other assets                                                          591                 17
Intangible assets, net                                              7,881             11,669
                                                                ---------           --------
         Total assets                                            $ 15,639           $ 17,249
                                                                ---------           --------
                                                                ---------           --------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $  2,878           $  2,377
    Accrued expenses                                                   62                227
    Income taxes payable                                                -                 69
    Deferred income taxes                                               -                164
    Bank lines of credit                                            1,725              1,024
    Capital lease obligations - current portion                       173                235
    Notes payable - current portion                                   577                 50
    Application development contracts                               1,396              1,256
    Other current liabilities                                         274                 49
                                                                ---------           --------
         Total current liabilities                                  7,085              5,451
Capital lease obligation - long-term portion                          340                410
Notes payable - long term portion                                       -                 50
Deferred income taxes                                                 262                426
                                                                ---------           --------
         Total liabilities                                          7,687              6,337
                                                                ---------           --------

Commitments and contingencies                                           -                  -

Shareholders' equity:
    Common stock, no par, 200,000,000 shares authorized
        42,066,181 and 42,505,723 shares issued and
        outstanding                                                     -                  -
    Additional paid-in capital                                     25,006             19,552
    Accumulated deficit                                           (11,628)            (5,826)
                                                                ---------           --------
                                                                   13,378             13,726
    Less notes and stock subscriptions receivable                    (230)                 -
    Less deferred compensation expense                             (5,196)            (2,814)
                                                                ---------           --------
         Total shareholders' equity                                 7,952             10,912
                                                                ---------           --------
         Total liabilities and shareholders' equity              $ 15,639           $ 17,249
                                                                ---------           --------
                                                                ---------           --------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      NATIONAL INFORMATION CONSORTIUM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (000's except for per share amounts)

                                                   THREE-MONTHS ENDED              SIX-MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                               ------------------------        ------------------------
                                                  1999            1998            1999            1998
                                               --------        --------        --------        --------
Revenues                                       $ 13,311        $  8,494        $ 24,766        $  8,855
Cost of revenues                                 10,220           6,152          18,823           6,153
                                               --------        --------        --------        --------
     Gross profit                                 3,091           2,342           5,943           2,702
                                               --------        --------        --------        --------
Operating expenses:
     Service development and
          operations                              1,655             676           2,647             811
     Selling, general and administrative          1,742           1,381           3,203           1,706
     Stock compensation                             648             259           2,347             259
     Depreciation and amortization                1,987           1,968           3,988           1,992
                                               --------        --------        --------        --------
     Total operating expenses                     6,032           4,284          12,185           4,768
                                               --------        --------        --------        --------
Operating loss                                   (2,941)         (1,942)         (6,242)         (2,066)
                                               --------        --------        --------        --------
Other income (expense):
     Interest expense                               (50)            (19)            (87)            (19)
     Other income, net                               22              15              38              15
                                               --------        --------        --------        --------
     Total other income (expense)                   (28)             (4)            (49)             (4)
                                               --------        --------        --------        --------
Loss before income taxes                         (2,969)         (1,946)         (6,291)         (2,070)
Income tax expense (benefit)                       (466)              -            (489)              -
                                               --------        --------        --------        --------
Net loss                                       $ (2,503)       $ (1,946)       $ (5,802)       $ (2,070)
                                               --------        --------        --------        --------
                                               --------        --------        --------        --------
Net loss per share:
     Basic and diluted                         $  (0.06)       $  (0.05)       $  (0.14)       $  (0.06)
                                               --------        --------        --------        --------
                                               --------        --------        --------        --------
Weighted average shares
     outstanding                                 42,494          41,946          42,370          32,366
                                               --------        --------        --------        --------
                                               --------        --------        --------        --------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      NATIONAL INFORMATION CONSORTIUM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                      000's

                                                                               SIX-MONTHS ENDED
                                                                                   JUNE 30,
                                                                          --------------------------
                                                                            1999              1998
                                                                          --------          --------
Cash flows from operating activities:
      Net loss                                                            $(5,802)          $(2,070)
      Adjustments to reconcile net loss to net
           cash used in operating activities:
           Depreciation and amortization                                    3,988             1,992
           Compensation expense recognized upon
                issuance of common stock                                    1,574               259
           Compensation expense recognized related to
                stock options                                                 773                 -
           Application development contracts                                  140                 -
           Deferred income taxes                                             (468)                -
      Changes in operating assets and liabilities:
                (Increase) in trade accounts receivable                      (972)              (71)
                (Increase) decrease in prepaid expenses                       (65)               (6)
                (Increase) in other current assets                            (11)             (124)
                (Increase) decrease in other assets                          (583)               10
                Increase (decrease) in accounts payable                       501               (90)
                (Decrease) in income taxes payable                            (69)                -
                Increase (decrease) in accrued expenses                      (164)               32
                Increase (decrease) in other current liabilities              224                (5)
                                                                          --------          --------
      Net cash used in operating
                activities                                                   (934)              (73)
                                                                          --------          --------
Cash flows from investing activities:
      Purchases of property and equipment                                    (110)              (48)
      Proceeds from disposals of property and
           equipment                                                            -                38
      Cash of acquired companies                                                -               765
                                                                          --------          --------
      Net cash provided by (used in) investing activities                    (110)              755
                                                                          --------          --------
Cash flows from financing activities:
      Proceeds from bank lines of credit                                    1,170               653
      Payments on bank lines of credit                                       (469)              (21)
      Payments on notes payable                                               (67)               (2)
      Payments on capital lease obligations                                  (133)              (35)
      Payments on debentures payable                                            -              (130)
      Distributions to shareholders                                             -              (463)
      Proceeds from issuance of common stock                                  475                75
      Proceeds from subscriptions receivable                                   20                 -
                                                                          --------          --------
      Net cash provided by financing activities                               996                77
                                                                          --------          --------
Net increase (decrease) in cash                                               (48)              759
Cash, beginning of year                                                     1,311               179
                                                                          --------          --------
Cash, end of period                                                       $ 1,263           $   938
                                                                          --------          --------
                                                                          --------          --------
Other cash flow information:
      Interest Paid                                                       $    87           $    26
                                                                          --------          --------
                                                                          --------          --------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

National Information Consortium, Inc. ("NIC" or the "Company") has prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In management's opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the results of operations for the interim periods presented. These financial statements and notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form S-1, which became effective July 15, 1999 and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

1.  INITIAL PUBLIC OFFERING OF COMMON STOCK

    On July 20, 1999, NIC completed an initial public offering of common stock by selling an aggregate of 10 million new shares of common stock for net proceeds of approximately $110 million after deducting underwriting discounts, commissions and expenses. For additional information on the Company's initial public offering of common stock, refer to the Company's Form S-1, which became effective July 15, 1999. The Company has placed the net proceeds in short-term, investment-grade, interest-bearing securities pending uses as described in the Company's final prospectus constituting part of the Form S-1.

2.  GOVERNMENT CONTRACTS

    During the quarter ended June 30, 1999, the Company entered into two additional government contracts to provide services and conduct transactions online to facilitate the access of public information.

    NEW ENGLAND INTERACTIVE, INC. (NEI)

    NEI was incorporated in 1999 for the purpose of operating as a provider of electronic government services for the New England region. On April 15, 1999, NEI entered into a three-year contract, with two two-year renewal periods, with the State of Maine to develop and operate Maine's government portal that will provide electronic transactions and expanded access to public information. Under the contract, NEI will fund initial investment and ongoing operational costs. Upon completion of the initial contractual term in April 2002, the State of Maine will be entitled to a perpetual for use only license for the applications NEI developed, with no additional compensation due to NEI. In connection with the revenues generated under the contract, NEI is entitled to retain any revenues remaining after payment of all network operating expenses, statutory fees for retrieval of public information and various other expenses.

    UTAH INTERACTIVE, INC. (UII)

    UII was formed in 1999 to provide electronic access to public records in Utah. In May 1999, UII entered into a contract with the State of Utah (the "State") to provide coordinated network development and management for the State's online government services. The contract extends to May 2003 with the option for three two-year renewal periods. Under the contract, UII will fund initial investment and ongoing operational costs. Upon completion of the initial four-year term of the contract, or if the contract is terminated by the State for cause, the State will be entitled to a perpetual for use only license for the applications UII developed, with no additional compensation due to UII. In connection with the revenues generated under the contract, UII retains any revenues that remain after payment of all network operating expenses, statutory fees for retrieval of public information and various other expenses.

3.  ACCOUNTING FOR THE EXCHANGE OFFER

    On March 31, 1998, the Company exchanged its common shares for the common shares of five affiliated business units (the "Exchange Offer"). The Exchange Offer was accounted for using the purchase method of accounting. Prior to consummating the Exchange Offer, the Company was a holding company with no operations of its own. Management determined the fair value of the consolidated company on March 31, 1998 was $40 million. The fair value was allocated to each of the business units based upon proportional values agreed to by the shareholders in consummating the Exchange Offer. As the shareholders of the business unit formed to pursue new business opportunities received 54% of the Company's common shares in the Exchange Offer, it was treated as the acquirer in applying purchase accounting. Prior to April 1, 1998, the Company's historical financial information reflects the results of the business unit formed to pursue new business opportunities and not the results of the Company's business units operating in Indiana, Kansas, Arkansas and Nebraska.

    The cost of the acquired business units of approximately $18.5 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of fair values on the Exchange Offer date. Of the $18.5 million purchase price, $1.2 million was allocated to tangible net assets of the acquired business units, $3.4 million was allocated to government contract intangibles and $13.9 million was allocated to goodwill. At June 30, 1999, goodwill and contract intangibles totaled $7.9 million, which is net of accumulated amortization of $9.4 million.

    The following unaudited pro forma consolidated amounts for the six months ended June 30, 1998 give effect to the acquisitions of the business units as if they had occurred on January 1, 1998, using the amortization of goodwill and contract intangibles the Company has recorded for periods subsequent to March 31, 1998 (in thousands except for per share amount):

    Revenues                                $ 16,764
    Operating loss                            (3,597)
    Net loss                                  (3,601)
    Basic and diluted loss per share        $  (0.09)
    Weighted average shares outstanding       41,833

4.  BANK LINES OF CREDIT

    On April 30, 1999, NEI entered into a $100,000 operating line of credit agreement with a bank that bears interest at the bank's prime rate plus 0.5% (7.75% at June 30, 1999). The expiration date on the line is April 30, 2000. At June 30, 1999, $80,000 was outstanding on the line which is collateralized by NEI's assets and guaranteed by the parent company.

    On April 30, 1999, UII entered into a $200,000 operating line of credit agreement with a bank that bears interest at the bank's prime rate plus 0.5% (7.75% at June 30, 1999). The expiration date on the line is April 30, 2000. At June 30, 1999, $90,000 was outstanding on the line which is collateralized by UII's assets and guaranteed by the parent company.

5.  STOCK SPLIT AND SHAREHOLDERS' EQUITY

    On May 3, 1999, the Board of Directors authorized a common stock split in the range of 4 for 1 to 5 for 1, and granted authority to the Company's officers to determine the exact amount of the split. Such officers approved a 4.643377 for 1 split, to be effected by means of a dividend of
    3.643377 shares of common stock held, plus cash in lieu of fractional shares, effective for shareholders of record on July 14, 1999. The effect of the stock split has been retroactively reflected in the accompanying financial statements for all periods presented. All references to the number of Company common shares and per share amounts elsewhere in the related footnotes have also been restated as appropriate to reflect the effect of the common stock split for all periods presented.

    On May 16, 1999, the Company sold 23,727 shares of common stock to an employee at $5.27 per share for an aggregate of approximately $125,000. The Company recorded approximately $85,000 in compensation expense related to this transaction. In addition, the Company issued this employee options to purchase 696,511 shares of NIC common stock at an exercise price of $5.27 per share. Relating to this transaction, compensation expense of approximately $318,000 was recorded during the three months ended June 30, 1999 with approximately $2.2 million of compensation expense deferred at June 30, 1999, to be amortized over the vesting period of the options. Including expense recognized in connection with options granted prior to April 1, 1999, the Company recognized a total of approximately $314,000 and $524,000 of compensation expense related to common stock options for the three and six month periods ended June 30, 1999, respectively. Total deferred compensation expense was approximately $5.2 million at June 30, 1999.

6.  APPLICATION SERVICE DIVISION CONTRACTS

    In the fourth quarter of 1998, the Company determined that the balance of revenues remaining to be recognized under existing application service division contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued for the expected loss. The Company accrued an additional $900,000 of anticipated losses in the second quarter of 1999 based on revised estimates. The provision for anticipated losses was determined on an individual contract basis. The Company expects substantially all of its existing application service contractual commitments will be satisfied by the third quarter of 2000. At June 30, 1999, the Company's remaining accrual was $1,396,000 which management believes is adequate. However, because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimates will change in the near term.

7.  CONTINGENCIES

    The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending would not be material to the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three month and six month periods ended June 30, 1999 and June 30, 1998. This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

REVIEW OF OPERATIONS

On March 31, 1998, we exchanged our common stock for the common stock of five affiliated companies (the "Exchange Offer"). Prior to April 1, 1998, the Company's historical financial information reflects the results of our business unit formed to pursue new business opportunities, and not the results of our business units operating in Indiana, Kansas, Arkansas and Nebraska. For example, for the six months ended June 30, 1998, revenues for all of our business units were $16.8 million, while the reported revenue of $8.9 million for the six months ended June 30, 1998 represents six months of one of our business units and only three months of the other four business units. Total expenses are likewise not comparable. The comparison of results for the six month period ended June 30, 1999 to the six month period ended June 30, 1998 are therefore not necessarily meaningful.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     REVENUES. Revenues were $13.3 million for the three months ended June 30, 1999 compared to $8.5 million for the three months ended June 30, 1998. This increase was primarily attributable to the $4.3 million increase in revenues from new state business units that became operational during the second half of 1998, and to increases in same state business volumes.

     COST OF REVENUES. Cost of revenues increased to $10.2 million for the three months ended June 30, 1999 from $6.2 million for the three months ended June 30, 1998. This increase was primarily attributable to the $3.5 million increase from new state business units that became operational in the second half of 1998, and to increases in same state business volumes.

     GROSS PROFIT. Gross profit increased to $3.1 million for the three months ended June 30, 1999 from $2.3 million for the three months ended June 30, 1998. The increase is due primarily to gross profit from new state business units that became operational in the second half of 1998.

     The gross margin rate was 23.2% of revenues for the three months ended June 30, 1999 compared to 27.6% for the three months ended June 30, 1998. This anticipated decrease was due primarily to the new state business units that became operational in the second half of 1998, which had lower margin rates than existing state business units; and to our application services division, which had lower revenues in the three month period ended June 30, 1999 than in the three month period ended June 30, 1998.

     SERVICE, DEVELOPMENT AND OPERATIONS. Service, development and operations costs increased to $1.7 million for the three months ended June 30, 1999 from $676,000 for the three months ended June 30, 1998. The increase was due primarily to a $900,000 charge taken in our application services division for anticipated costs in excess of revenues on obligations under our application development contracts. As a percentage of revenues, service, development and operations costs were 6.1% for the three months ended June 30, 1999 (excluding the special charge) compared to 8.0% for the three months ended June 30, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased to $1.7 million for the three months ended June 30, 1999 from $1.4 million for the three months ended June 30, 1998. This increase was primarily attributable to new state business units that became operational in the second half of 1998 and additional corporate level overhead expenses. As a percentage of revenues, selling, general and administrative costs were 12.7% for the three months ended June 30, 1999 compared to 16.3% for the three months ended June 30, 1998.

     STOCK COMPENSATION. Stock compensation increased to $648,000 for the three months ended June 30, 1999 from $259,000 for the three months ended June 30, 1998. This increase is due primarily to stock sales made and stock options granted to senior level executives and other key employees in late 1998 and 1999.

     OPERATING LOSS. Operating loss for the three months ended June 30, 1999 was $2.9 million compared to $1.9 million for the three months ended June 30, 1998. This increase was primarily attributable to the $900,000 charge taken in our application services division and the $389,000 increase in stock compensation charges. Excluding non-cash charges for stock compensation and amortization of intangible assets, and the charge in our application services division, operating income would have been $501,000 for the three months ended June 30, 1999 compared to $211,000 for the three months ended June 30, 1998. This increase is primarily attributable to new state business units that became operational in the second half of 1998 and to increases in same state business volumes.

     INCOME TAXES. Prior to July 1, 1998 we were an S corporation and did not record income tax expense. We recognized an income tax benefit of $466,000 for the three months ended June 30, 1999. Amortization of goodwill and a portion of stock compensation expense is non-deductible for tax purposes.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     REVENUES. Revenues were $24.8 million for the six months ended June 30, 1999 compared to $8.9 million for the six months ended June 30, 1998. This increase was primarily attributable to the $8.3 million in revenues from our four initial business units included in reported revenues in the first quarter of 1999 compared to none reported in 1998 prior to the Exchange Offer, and $7.0 million in revenues from new state business units that became operational during the second half of 1998. With all business units included for the entire period, combined revenues were $16.8 million for the six months ended June 30, 1998.

     COST OF REVENUES. Cost of revenues increased to $18.8 million for the six months ended June 30, 1999 from $6.2 million for the six months ended June 30, 1998. This increase was primarily attributable to the $6.5 million in cost of revenues of our four initial business units and $5.7 million from new state business units that became operational in the second half of 1998. With all business units included for the entire period, combined cost of revenues was $12.3 million for the six months ended June 30, 1998.

     GROSS PROFIT. Gross profit increased to $5.9 million for the six months ended June 30, 1999 from $2.7 million for the six months ended June 30, 1998. The increase is primarily due to the $1.2 million in gross profit from new state business units that became operational in the second half of 1998 and $1.8 million from our four initial business units. With all business units included for the entire period, combined gross profit was $4.4 million for the six months ended June 30, 1998.

     The gross margin rate was 24.0% of revenues for the six months ended June 30, 1999 compared to 30.5% for the six months ended June 30, 1998. This anticipated decrease was due primarily to our four initial business units. With the four business units included for the entire period, the gross margin rate would have been 26.4% for the six months ended June 30, 1998. The remaining decrease is due to the new state business units that became operational in the second half of 1998, which had lower margin rates than existing state business units.

     SERVICE, DEVELOPMENT AND OPERATIONS. Service, development and operations costs increased to $2.6 million for the six months ended June 30, 1999 from $811,000 for the six months ended June 30, 1998. The increase was due primarily to the $900,000 charge taken in our application services division, $472,000 in costs from our four initial business units in the first quarter of 1999, and $200,000 from new state business units that became operational in the second half of 1998.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased to $3.2 million for the six months ended June 30, 1999 from $1.7 million for the six months ended June 30, 1998.

This increase was primarily attributable to $244,000 from new business units that became operational in the second half of 1998, $698,000 in costs for our four initial business units in the first quarter of 1999, and an increase in corporate level expenses, including the addition of corporate level personnel.

     STOCK COMPENSATION. Stock compensation increased to $2.3 million for the six months ended June 30, 1999 from $259,000 for the six months ended June 30, 1998. This increase is due primarily to stock sales and stock options granted to senior level executives and other key employees in late 1998 and 1999.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $4.0 million for the six months ended June 30, 1999 from $2.0 million for the six months ended June 30, 1998. This expense consists primarily of amortization of goodwill and intangible assets resulting from the completion of the Exchange Offer on March 31, 1998. The increase is due to an additional quarter of amortization in 1999.

     OPERATING LOSS. Operating loss for the six months ended June 30, 1999 was $6.2 million compared to $2.1 million for the six months ended June 30, 1998. This increase was primarily attributable to the $2.0 million increase in depreciation and amortization, the $2.1 million increase in stock compensation charges, and the $900,000 charge taken in our application services division. Excluding non-cash charges for stock compensation and amortization of intangible assets, and the charge in our application services division, operating income would have been $793,000 for the six months ended June 30, 1999 compared to $87,000 for the six months ended June 30, 1998.

     INCOME TAXES. Prior to July 1, 1998 we were an S corporation and did not record income tax expense. We recognized an income tax benefit of $489,000 for the six months ended June 30, 1999. Amortization of goodwill and a portion of stock compensation expense is non-deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $934,000 for the six months ended June 30, 1999. The difference between the net loss of $5.8 million and net cash used was attributable to over $6.3 million in non-cash charges relating to the amortization of intangible assets and stock compensation. This difference was offset by an increase in accounts receivable of $972,000 which was due to increased volumes in our largest business unit, and an increase in other assets of $583,000 which was primarily due to deferred expenses related to our initial public offering.

Investing activities resulted in net cash used of $110,000 in the six months ended June 30, 1999 for purchases of property and equipment.

Cash flow provided from financing activities was $1.0 million for the six months ended June 30, 1999, and was derived primarily from $701,000 in net borrowings on our bank lines of credit and $475,000 from issuances of common stock to employees.

Each of our business units maintains operating lines of credit and equipment lines of credit on identical or substantially similar terms and conditions from the same bank. The total amount outstanding on our bank lines of credit was approximately $1.7 million as of June 30, 1999.

On July 20, 1999 we completed our Initial Public Offering, selling an aggregate of 10 million new shares of common stock for net proceeds of approximately $110 million after deducting underwriting discounts, commissions and expenses. The net proceeds have been placed in short-term, investment-grade, interest-bearing securities. We believe that these proceeds and cash flows from operations will provide us with sufficient funds to finance our existing operations and potential growth of new operations for at least the next 18 months.

From time to time, we expect to evaluate the acquisition of businesses and technologies that complement our business. Acquisitions may involve a cash investment.

YEAR 2000 READINESS

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

We have conducted an internal review of software systems that we use for portal management, network monitoring, quality assurance, applications and information and transaction processing. Because we developed most of these software systems internally after the Year 2000 problem was already known, we were largely able to anticipate four digit requirements. In connection with ongoing reviews of our government portals, we also are reviewing our computer infrastructure, including network equipment and servers. We do not anticipate material problems with network equipment, as the majority of our current configuration have been installed or upgraded with Year 2000 ready systems. Similarly, we purchased most of our servers within the past four years. With this relatively current equipment, we do not anticipate material Year 2000 readiness problems, and we will replace any servers that cannot be updated either in the normal replacement cycle or on an accelerated basis.

We also have internally standardized the majority of our systems on a Solaris operating system, which we are advised by our vendor is Year 2000 ready after implementation of the latest service upgrades. We use multiple software systems for internal business purposes, including accounting, electronic mail, service development, human resources, customer service and support and sales tracking systems. The majority of these applications have either been purchased, upgraded or internally developed within the last three years.

We have made inquiries of vendors of systems we believe to be mission critical to our business regarding their Year 2000 readiness. Although we have received various assurances, we have not received affirmative documentation of Year 2000 readiness from any of these vendors and we have not performed any operational tests on our internal systems. We generally do not have contractual rights with third party providers should their equipment or software fail due to Year 2000 issues. If this third-party equipment or software does not operate properly with regard to Year 2000, we may incur unexpected expenses to remedy any problems. These expenses could potentially include purchasing replacement hardware and software. We have not determined the state of readiness of some of our third-party suppliers of information and services, phone companies, long distance carriers, financial institutions and electric companies, the failure of any one of which could severely disrupt our ability to conduct our business.

Concurrently with our analysis of our internal systems, we have begun to survey third-party entities with which we transact business, including government clients, critical vendors and financial institutions, for Year 2000 readiness. We expect to complete this survey in the third quarter of 1999. Our government clients typically have addressed Year 2000 issues on an agency-by-agency basis under an overall Year 2000 program. We are monitoring regularly the Year 2000 progress of those agencies which account for high transaction and revenue volumes through our portals. We believe that many, though not all, of these agencies have completed Year 2000 readiness implementation. We cannot estimate the effect, if any, that non-ready systems of these entities could have on our business, results of operations or financial condition, and there can be no assurances that the impact, if any, would not be material.

We anticipate that our review of Year 2000 issues and any remediation efforts will continue throughout calendar 1999. The costs incurred to date to remediate our Year 2000 issues have not been material. If any Year 2000 issues are uncovered with respect to these systems or our other internal systems, we believe that we will be able to resolve these problems without material difficulty, as replacement systems are available on commercially reasonable terms. Presently, we have included the total remaining cost of addressing Year 2000 issues within our existing information technology budget. We do not anticipate any Year 2000 complications based on a number of assumptions, including the assumption that we have already identified our most significant Year 2000 issues. However, these assumptions may not be accurate, which could cause our actual results to differ materially from those anticipated. In view of our Year 2000 review and remediation efforts to date, the recent development of a number of our products and services, the recent installation of our networking equipment and servers, and the limited activities that remain to be completed, we do not consider contingency planning to be necessary at this time.

Our applications operate in complex network environments and directly and indirectly interact with a number of external hardware and software systems. We are unable to predict to what extent our business may be affected if our systems or the systems that operate in conjunction with our systems experience a material Year 2000 failure. The most likely worst case scenarios are that the Internet infrastructure fails or the internal systems of our government clients fail, either of which would render us unable to provide products and services, which would harm our business. Additionally, known or unknown errors or defects that affect the operation of our software and systems could result in delay or loss of revenue, interruption of services, cancellation of contracts and memberships, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could harm our business, financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties, which may include statements about our business strategy, financial performance, sources and uses of funds and other plans. Also, statements including the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of reasons, including those discussed in other filings with the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relate to the increase or decrease in the amount of interest income we can earn on our short-term investments and cash balances and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Because our investments are in short-term, investment-grade, interest-bearing securities, the Company is exposed to minimal risk on the principal of those investments. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and investment risk. The risk associated with fluctuating interest expense is limited to the exposure related to those debt instruments and credit facilities which are tied to market rates, and we do not believe it is material. We do not use derivative financial instruments.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS

             Exhibit 27 Financial Date Schedule (for the six months ended June 30, 1999).

         (b) REPORTS ON FORM 8-K

             None.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL INFORMATION CONSORTIUM, INC


Date:                                  James B. Dodd
                                       President and
                                       Chief Operating Officer



Date:                                  Kevin C. Childress
                                       Chief Financial Officer