Form 10-Q
period 1999-09-30
NATIONAL INFORMATION CONSORTIUM
filed 1999-11-15
CIK 1065332

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


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

Yes (X) No ( )

The number of shares outstanding of the registrant's common stock as of November 12, 1999, was 53,114,778.

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      NATIONAL INFORMATION CONSORTIUM, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                      000's

                                                                                  September 30,                 December 31,
                                                                                      1999                          1998
                                                                               --------------------         ---------------------
                                     ASSETS
     Current assets:
         Cash                                                                              $ 2,895                       $ 1,311
         Marketable securities                                                              91,847                             -
         Trade accounts receivable                                                           5,244                         2,908
         Prepaid expenses                                                                      173                            47
         Other current assets                                                                  560                            67
                                                                               --------------------         ---------------------
              Total current assets                                                         100,719                         4,333
     Property and equipment, net                                                             2,120                         1,230
     Other assets                                                                               28                            17
     Intangible assets, net                                                                 34,684                        11,669
                                                                               --------------------         ---------------------
              Total assets                                                                $137,551                      $ 17,249
                                                                               ====================         =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                                                  $ 3,772                       $ 2,377
         Accrued expenses                                                                      183                           227
         Income taxes payable                                                                    -                            69
         Deferred income taxes                                                                  92                           164
         Bank lines of credit                                                                    -                         1,024
         Capital lease obligations - current portion                                           557                           235
         Notes payable - current portion                                                        50                            50
         Application development contracts                                                     893                         1,256
         Other current liabilities                                                             549                            49
                                                                               --------------------         ---------------------
              Total current liabilities                                                      6,096                         5,451
     Capital lease obligation - long-term portion                                              296                           410
     Notes payable - long term portion                                                           -                            50
     Deferred income taxes                                                                      92                           426
                                                                               --------------------         ---------------------
              Total liabilities                                                              6,484                         6,337
                                                                               --------------------         ---------------------

     Commitments and contingencies                                                               -                             -

     Shareholders' equity:
         Common stock, no par, 200,000,000 shares authorized
             53,111,717 and 42,066,181 shares issued and
             outstanding                                                                         -                             -
         Additional paid-in capital                                                        148,943                        19,552
         Accumulated deficit                                                               (13,070)                       (5,826)
         Accumulated other comprehensive income                                                  3                             -
                                                                               --------------------         ---------------------
                                                                                           135,876                        13,726
         Less notes and stock subscriptions receivable                                         (30)                            -
         Less deferred compensation expense                                                 (4,779)                       (2,814)
                                                                               --------------------         ---------------------
              Total shareholders' equity                                                   131,067                        10,912
                                                                               --------------------         ---------------------
              Total liabilities and shareholders' equity                                  $137,551                      $ 17,249
                                                                               ====================         =====================

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                         NATIONAL INFORMATION CONSORTIUM, INC.

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)
                                          (000's except for per share amounts)

                                                       THREE-MONTHS ENDED                     NINE-MONTHS ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                               ------------------------------------   ----------------------------------
                                                       1999              1998               1999              1998
                                               -----------------   ----------------   ---------------   ----------------
Revenues                                               $ 15,691          $ 9,773           $40,457           $18,628
Cost of revenues                                         11,672            7,347            30,495            13,500
                                               -----------------   --------------   ---------------   ---------------
     Gross profit                                         4,019            2,426             9,962             5,128
                                               -----------------   --------------   ---------------   ---------------
Operating expenses:
     Service development and
          operations                                      1,362              806             4,009             1,617
     Selling, general and administrative                  2,226            1,219             5,429             2,925
     Stock compensation                                     388                -             2,735               259
     Depreciation and amortization                        2,421            1,962             6,409             3,954
                                               -----------------   --------------   ---------------   ---------------
     Total operating expenses                             6,397            3,987            18,582             8,755
                                               -----------------   --------------   ---------------   ---------------
Operating loss                                           (2,378)          (1,561)           (8,620)           (3,627)
                                               -----------------   --------------   ---------------   ---------------
Other income (expense):
     Interest expense                                       (58)             (31)             (145)              (50)
     Other income, net                                    1,130               24             1,168                39
                                               -----------------   --------------   ---------------   ---------------
     Total other income (expense)                         1,072               (7)            1,023               (11)
                                               -----------------   --------------   ---------------   ---------------
Loss before income taxes                                 (1,306)          (1,568)           (7,597)           (3,638)
Income tax expense (benefit)                                136              370              (353)              370
                                               -----------------   --------------   ---------------   ---------------
Net loss                                                $(1,442)         $(1,938)          $(7,244)          $(4,008)
                                               =================   ==============   ===============   ===============

Net loss per share:
     Basic and diluted                                  $ (0.03)         $ (0.05)          $ (0.16)          $ (0.11)
                                               =================   ==============   ===============   ===============

Weighted average shares
     outstanding                                         50,968           42,066            45,278            35,636
                                               =================   ==============   ===============   ===============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             NATIONAL INFORMATION CONSORTIUM, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                           000's

                                                                               NINE-MONTHS ENDED
                                                                                  SEPTEMBER 30
                                                                           --------------------------
                                                                               1999           1998
                                                                           -----------     ----------
Cash flows from operating activities:
      Net loss                                                               $ (7,244)       $(4,008)
      Adjustments to reconcile net loss to net
           cash provided by (used in) operating activities:
           Depreciation and amortization                                        6,409          3,954
           Compensation expense recognized upon
                issuance of common stock                                        1,574            259
           Compensation expense recognized related to
                stock options                                                   1,161              -
           Accretion of discount on marketable securities                        (674)             -
           Application development contracts                                     (363)             -
           Deferred income taxes                                                 (406)           342
      Changes in operating assets and liabilities:
                (Increase) in trade accounts receivable                        (1,539)           (68)
                (Increase) decrease in prepaid expenses                          (124)             2
                (Increase) in other current assets                               (368)          (150)
                (Increase) decrease in other assets                                 -             81
                Increase (decrease) in accounts payable                           761           (275)
                (Decrease) in income taxes payable                                (69)             -
                Increase (decrease) in accrued expenses                          (114)            56
                Increase (decrease) in other current liabilities                  500             25
                                                                         -------------  -------------
      Net cash provided by (used in) operating
                activities                                                       (496)           218
                                                                         -------------  -------------
Cash flows from investing activities:
      Purchases of property and equipment                                        (205)           (80)
      Proceeds from disposals of property and equipment                             -             38
      Purchases of corporate debt securities                                 (149,048)             -
      Purchases of U.S. government obligations                                (18,422)             -
      Maturities of corporate debt securities                                  60,000              -
      Sales of corporate debt securities                                       16,300              -
      Acquisition of business                                                 (15,039)             -
      Cash of acquired companies                                                    -            765
                                                                         -------------  -------------
      Net cash provided by (used in) investing activities                    (106,414)           723
                                                                         -------------  -------------
Cash flows from financing activities:
      Proceeds from bank lines of credit                                        1,251            903
      Payments on bank lines of credit                                         (2,268)          (254)
      Payments on notes payable                                                  (850)            (2)
      Payments on capital lease obligations                                      (186)           (71)
      Payments on debentures payable                                                -           (130)
      Distributions to shareholders                                                 -           (588)
      Proceeds from issuance of common stock to employees                         475             75
      Net proceeds from initial public offering of common stock               109,852              -
      Proceeds from subscriptions receivable                                      220              -
                                                                         -------------  -------------
      Net cash provided by (used in) financing activities                     108,494            (67)
                                                                         -------------  -------------
Net increase (decrease) in cash                                                 1,584            874
Cash, beginning of year                                                         1,311            179
                                                                         -------------  -------------
Cash, end of period                                                            $2,895        $ 1,053
                                                                         =============  =============
Other cash flow information:
      Interest Paid                                                             $ 145           $ 50
                                                                         =============  =============
      Income taxes paid                                                          $ 69            $ -
                                                                         =============  =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

National Information Consortium, Inc. ("NIC" or the "Company") has prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted purusant to such rules and regulations. In management's opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the results of operations for the interim periods presented. These financial statements and notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form S-1, which became effective July 15, 1999 and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

1.  INITIAL PUBLIC OFFERING OF COMMON STOCK
On July 20, 1999, NIC completed an initial public offering of common stock by selling an aggregate of 10 million new shares of common stock for net proceeds of approximately $110 million after deducting underwriting discounts, commissions and expenses. For additional information on the Company's initial public offering of common stock, refer to the Company's Form S-1, which became effective July 15, 1999. The Company has placed the net proceeds in short-term, investment-grade, interest-bearing debt securities (see Note 6) pending uses as described in the Company's final prospectus constituting part of the Form S-1.

2.  STOCK SPLIT
On May 3, 1999, the Board of Directors authorized a common stock split in the range of 4 for 1 to 5 for 1, and granted authority to the Company's officers to determine the exact amount of the split. Such officers approved a 4.643377 for 1 split, to be effected by means of a dividend of 3.643377 shares of common stock held, plus cash in lieu of fractional shares, effective for shareholders of record on July 14, 1999. The effect of the stock split has been retroactively reflected in the accompanying financial statements for all periods presented. All references to the number of Company common shares and per share amounts elsewhere in the related footnotes have also been restated as appropriate to reflect the effect of the common stock split for all periods presented.

3.  BUSINESS ACQUISITION
On September 15, 1999, NIC acquired the net assets of the business of eFed, a provider of Internet-based procurement software and services for the government. eFed designs, develops and manages online procurement software and services for federal and state markets. eFed was a division of privately held Reston, Virginia-based Electric Press, Inc. The acquisition was accounted for as a purchase and the results of eFed's operations are included in the Company's consolidated statements of operations from the date of acquisition. The total purchase price for the business was approximately $29.5 million. Total consideration included $15 million in cash from the proceeds of NIC's initial public offering and the issuance of 606,000 shares of unregistered common stock with a fair value of approximately $14.5 million. The fair value of the common shares was determined based on the average closing market price of NIC's common stock three days before and after the September 13, 1999 announcement date of the acquisition.

Additional consideration is also payable through the end of calendar year 2003 if eFed's financial results exceed certain targeted levels, which have been set substantially above the historical experience of eFed at the time of acquisition. On or before March 31, 2000 and annually thereafter to March 31, 2004, NIC will issue up to an additional 606,000 shares of common stock (or at the Company's option, the cash equivalent) if eFed achieves certain revenue targets. Consideration will be payable only if eFed's cumulative revenues exceed $10 million with the full amount due if cumulative revenues reach $200 million by the end of 2003. The amount of consideration due annually will be based on a percentage determined by dividing cumulative revenue to date by $200 million and subtracting any contingent consideration paid in a prior period. Similarly, NIC will issue a presently indeterminable number of additional shares of common stock if eFed's cumulative earnings before interest, income taxes, depreciation and amortization ("EBITDA") exceeds $10 million up to a maximum of $110 million by the end of 2003. In this instance, the contingent consideration will only be paid in common stock and the number of potential shares will be determined by dividing $10 million by the average of the Company's closing common stock price for the five trading days immediately preceding the first EBITDA payment date. An EBITDA payment date will not occur unless eFed reaches $10 million in cumulative EBITDA in the measurement period. Such consideration, if payable, will be recorded as additional purchase price.

Of the 606,000 shares of common stock issued to the shareholders of Electric Press to affect the acquisition, 515,100 shares were issued as restricted stock and 90,900 shares were delivered to an escrow account. The restricted stock is subject to cancellation in whole or in part if certain representations, warranties and obligations under the purchase agreement are not satisfied. If such obligations are satisfied, 499,950 shares become unrestricted one year after the closing date and 15,150 shares become unrestricted two years after the closing date. The 90,900 escrowed shares are to be held in escrow until certain existing government contracts listed in the purchase agreement are assigned to NIC or are replaced by alternative agreements to provide the same services to the same governmental agencies. Management expects eFed to satisfy such obligations and that such government contracts will be assigned to NIC or replaced by similar alternative agreements.

The total purchase price of approximately $29.5 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the closing date. The fair value of net tangible assets acquired, consisting primarily of accounts receivable, property and equipment, accounts payable and other accrued expenses, totaled $816,000 and approximated historical carrying amounts. The sole identifiable intangible asset relates to eFed's Internet procurement software. This asset was valued at approximately $21.8 million based on the net present value of projected future net cash flows from licensing the software over its estimated three-year life. The remainder of the cost was allocated to goodwill. The goodwill is being amortized on a straight-line basis over three years. The Company determined a three year life was appropriate after giving consideration to the rapid technological changes occurring in the Internet industry, the potential for increasing competition given the demand for electronic purchasing products and services, and the intense competition which exists for qualified Internet professionals.

4.  ACCOUNTING FOR THE EXCHANGE OFFER
On March 31, 1998, the Company exchanged its common shares for the common shares of five affiliated business units (the "Exchange Offer"). The Exchange Offer was accounted for using the purchase method of accounting. Prior to consummating the Exchange Offer, the Company was a holding company with no operations of its own. Management determined the fair value of the consolidated company on March 31, 1998 was $40 million. The fair value was allocated to each of the business units based upon proportional values agreed to by the shareholders in consummating the Exchange Offer. As the shareholders of the business unit formed to pursue new business opportunities received 54% of the Company's common shares in the Exchange Offer, it was treated as the acquirer in applying purchase accounting. Prior to April 1, 1998, the Company's historical financial information reflects the results of the business unit formed to pursue new business opportunities and not the results of the Company's business units operating in Indiana, Kansas, Arkansas and Nebraska.

The cost of the acquired business units of approximately $18.5 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the Exchange Offer date. Of the $18.5 million purchase price, $1.2 million was allocated to tangible net assets of the acquired business units, $3.4 million was allocated to government contract intangibles and $13.9 million was allocated to goodwill. At September 30, 1999, goodwill and contract intangibles totaled approximately $6 million, which is net of accumulated amortization of $11.3 million.

5.  ACQUISITION PRO FORMA INFORMATION
The following pro forma consolidated amounts for the nine months ended September 30, 1999 give effect to the acquisition of eFed as if the acquisition had occurred on January 1, 1999. The following pro forma consolidated amounts for the nine months ended September 30, 1998 give effect to the acquisitions of the business units in the Exchange Offer and the acquisition of eFed as if they had occurred on January 1, 1998, using the amortization of goodwill and intangibles the Company has recorded for periods subsequent to completing the transactions (in thousands except for per share amounts).


                                        Nine-months ended September 30,
                                            1999             1998
                                            ----             ----
Revenues                                    $42,797          $27,781
Operating loss                              (15,197)         (11,855)
Net loss                                    (11,421)          (9,790)
Basic and diluted loss per share            $(0.24)          $(0.22)
Weighted average shares outstanding          46,830           43,881


6.  MARKETABLE SECURITIES

The Company's marketable securities are classified as available-for-sale and consist of short-term U.S. government obligations and corporate debt securities. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders' equity as accumulated other comprehensive income or loss until realized. The cost of securities sold is based on the specific identification method.

The Company held no marketable securities prior to the completion of its initial public offering of common stock on July 20, 1999. Marketable debt securities as of September 30, 1999 are as follows (in thousands):


                                    Amortized Cost            Fair Value
                                    --------------            ----------
U.S. government obligations         $18,541                   $18,541
Corporate debt securities            73,303                    73,306
                                     ------                    ------
                                    $91,844                   $91,847
                                    -------                   -------
                                    -------                   -------

All marketable debt securities held by the Company at September 30, 1999 mature within one year. Gross realized gains and losses and unrealized holding gains and losses through September 30, 1999 were not significant.

7.  APPLICATION SERVICE DIVISION CONTRACTS
In the fourth quarter of 1998, the Company determined that the balance of revenues remaining to be recognized under existing application service division contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued for the expected loss. The Company accrued an additional $900,000 of anticipated losses in the second quarter of 1999 based on revised estimates. The provision for anticipated losses was determined on an individual contract basis. The Company expects substantially all of its existing application service contractual commitments will be satisfied by the third quarter of 2000. At September 30, 1999, the Company's remaining accrual was $893,000 which management believes is adequate. Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimates will change in the near term.

8.  CONTINGENCIES
The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending would not be material to the consolidated financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results of the Company for the three month and nine month periods ended September 30, 1999 and 1998. This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.


ACQUISITION OF EFED

On September 15, 1999, we completed the acquisition of eFed, a market leader in Internet-based procurement solutions for the government. eFed designs, develops and manages online procurement software and services for federal and state markets. Already contracting with nine Federal agencies, eFed gives the Company new and proven value-added applications for our existing government partners, as well as potential new entry points into other states and other sectors of the Federal market. For additional information relating to our acquisition of eFed, refer to Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-Q.


REVIEW OF OPERATIONS

On March 31, 1998, we exchanged our common stock for the common stock of five affiliated companies (the "Exchange Offer"). Prior to April 1, 1998, the Company's historical financial information reflects the results of our business unit formed to pursue new business opportunities, and not the results of our business units operating in Indiana, Kansas, Arkansas and Nebraska. For example, for the nine months ended September 30, 1998, revenues for all of our business units were $26.5 million, while the reported revenue of $18.6 million for the nine months ended September 30, 1998 represents nine months of one of our business units and only six months of the other four business units. Total expenses are likewise not comparable. The comparison of results for the nine month period ended September 30, 1999 to the nine month period ended September 30, 1998 are therefore not necessarily meaningful.

COMPARISION OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

          REVENUES. Revenues were $15.7 million for the three months ended September 30, 1999 compared to $9.8 million for the three months ended September 30, 1998. This increase was primarily attributable to a $4.8 million increase in revenues from our state business units that became operational during the second half of 1998 and third quarter of 1999, a $0.7 million increase in same state business volumes, and a $0.4 million increase related to our application services and eFed divisions.

          COST OF REVENUES. Cost of revenues increased to $11.7 million for the three months ended September 30, 1999 from $7.3 million for the three months ended September 30, 1998. This increase was primarily attributable to a $3.8 million increase from our state business units that became operational during the second half of 1998 and third quarter of 1999 and a $0.5 million increase in same state business volumes.

          GROSS PROFIT. Gross profit increased to $4.0 million for the three months ended September 30, 1999 from $2.4 million for the three months ended September 30, 1998. This increase is due primarily to $1 million in gross profit from new state business units that became operational in the second half of 1998 and third quarter of 1999, $0.2 million in gross profit from increases in same state business volumes and $0.4 million in gross profit related to our application services and eFed divisions.

          The gross margin rate was 25.6% of revenues for the three months ended September 30, 1999 compared to 24.8% for the three months ended September 30, 1998. This increase was primarily attributable to increases in same state margin rates and an increase due to new state business units that became operational in the third quarter of 1999, which had higher margin rates than existing state business units. In addition, our application services division had higher revenues in the three months ended September 30, 1999 than in the three months ended September 30, 1998. Offsetting costs of our application services division are reported in service development and operations. Revenues from our eFed division further contributed to the increased gross margin rate.

          SERVICE DEVELOPMENT AND OPERATIONS. Service development and operations costs increased to $1.4 million for the three months ended September 30, 1999 from $0.8 million for the three months ended September 30, 1998. As a percentage of revenues, service development and operations costs were 8.7% for the three months ended September 30, 1999 compared to 8.2% for the three months ended September 30, 1998.

          SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased to $2.2 million for the three months ended September 30, 1999 from $1.2 million for the three months ended September 30, 1998. This increase was primarily attributable to new state business units that became operational in the second half of 1998 and third quarter of 1999 and additional corporate level overhead expenses, including the addition of corporate level marketing and management personnel.

          STOCK COMPENSATION. Stock compensation for the three months ended September 30, 1999 consisted of amortization of deferred compensation expense related to options granted to senior level executives and other key employees in late 1998 and 1999.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 1999 increased due to the amortization of the software intangible and goodwill resulting from our acquisition of eFed on September 15, 1999.

          OPERATING LOSS. Operating loss for the three months ended September 30, 1999 was $2.4 million compared to $1.6 million for the three months ended September 30, 1998. Excluding non-cash charges for stock compensation and amortization of intangible assets, operating income would have been $431,000 for the three months ended September 30, 1999 compared to $401,000 for the three months ended September 30, 1998.

          OTHER INCOME, NET. We have placed the proceeds from our initial public offering in short-term government and investment-grade corporate debt securities. For the three and nine months ended September 30, 1999, the increase in other income, net, reflects interest income earned on these investments.

          INCOME TAXES. Income tax expense for the three months ended September 30, 1999 was $136,000 compared to $370,000 for the three months ended September 30, 1998. Amortization of goodwill attributable to the Exchange Offer and a portion of stock compensation expense are non-deductible for tax purposes.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

          REVENUES. Revenues were $40.5 million for the nine months ended September 30, 1999 compared to $18.6 million for the nine months ended September 30, 1998. This increase was primarily attributable to $8.3 million in revenues from our four initial business units included in reported revenues in the first quarter of 1999 compared to none reported in 1998 prior to the March 31, 1998 Exchange Offer, an $11.8 million increase in revenues from our state business units that became operational during the second half of 1998 and third quarter of 1999, a $1.5 million increase in same state business volumes, and a $0.3 million increase in revenues relating to our application services and eFed divisions. With all business units included for the entire period, combined revenues were $26.5 million for the nine months ended September 30, 1998.

          COST OF REVENUES. Cost of revenues increased to $30.5 million for the nine months ended September 30, 1999 from $13.5 million for the nine months ended September 30, 1998. This increase was primarily attributable to $6.5 million from our four initial business units, $9.5 million from our state business units that became operational during the second half of 1998 and third quarter of 1999 and $1 million from same state business unit growth. With all business units included for the entire period, combined cost of revenues was $19.7 million for the nine months ended September 30, 1998.

          GROSS PROFIT. Gross profit increased to $10.0 million for the nine months ended September 30, 1999 from $5.1 million for the nine months ended September 30, 1998. This increase is primarily due to $1.8 million from our initial four business units, $2.3 million from new state business units that became operational in the second half of 1998 and third quarter of 1999, $0.5 million from same state business unit growth and $0.3 million from our application services and eFed divisions. With all business units included for the entire period, combined gross profit was $6.9 million for the nine months ended September 30, 1998.

          The gross margin rate was 24.6% of revenues for the nine months ended September 30, 1999 compared to 27.5% for the nine months ended September 30, 1998. With the four initial business units included for the entire period, the gross margin rate would have been 25.8% for the nine months ended September 30, 1998. The decrease is primarily due to the new state business units that became operational in the second half of 1998, which had lower margin rates than existing state business units.

          SERVICE DEVELOPMENT AND OPERATIONS. Service development and operations costs increased to $4.0 million for the nine months ended September 30, 1999 from $1.6 million for the nine months ended September 30, 1998. The increase was due primarily to the $0.9 million charge taken in our application services division in the second quarter of 1999 for anticipated costs in excess of revenues on obligations under our application development contracts, $0.6 million in costs from our four initial business units, $0.4 million from our state business units that became operational in the second half of 1998 and third quarter of 1999, and $0.2 million from same state business unit growth.

           SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased to $5.4 million for the nine months ended September 30, 1999 from $2.9 million for the nine months ended September 30, 1998. This increase was primarily attributable to $0.7 million in costs from our four initial business units, $0.7 million from new business units that became operational in the second half of 1998 and third quarter of 1999, and a $1.0 million increase in corporate level expenses, including the addition of corporate level marketing and management personnel.

          STOCK COMPENSATION. Stock compensation increased to $2.7 million for the nine months ended September 30, 1999 from $0.3 million for the nine months ended September 30, 1998. This increase is due to compensation expense recognized on stock sales to senior level executives in 1999 and on stock options granted to senior level executives and other key employees in late 1998 and 1999.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $6.4 million for the nine months ended September 30, 1999 from $4.0 million for the nine months ended September 30, 1998. This increase is due to an additional quarter of intangible asset amortization in 1999 resulting from the Exchange Offer and the amortization of the software intangible and goodwill resulting from our acquisition of eFed on September 15, 1999.

          OPERATING LOSS. Operating loss for the nine months ended September 30, 1999 was $8.6 million compared to $3.6 million for the nine months ended September 30, 1998. Excluding non-cash charges for stock compensation and amortization of intangible assets, and the second quarter charge in our application services division, operating income would have been $1.4 million for the nine months ended September 30, 1999 compared to $0.6 million for the nine months ended September 30, 1998.

          INCOME TAXES. Prior to July 1, 1998 we were an S corporation and did not record income tax expense. We recognized an income tax benefit of $353,000 for the nine months ended September 30, 1999. Amortization of goodwill attributable to the Exchange Offer and a portion of stock compensation expense are non-deductible for tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

On July 20, 1999 we completed our initial public offering, selling an aggregate of 10 million new shares of common stock for net proceeds of approximately $110 million after deducting underwriting discounts, commissions and expenses. The net proceeds have been placed in short-term, investment-grade, interest-bearing securities. We believe that these proceeds and cash flows from operations will provide us with sufficient funds to finance our existing operations and potential growth of new operations for at least the next 15 months. In addition to $91.8 million of marketable securities, the Company's liquid resources at September 30, 1999 include cash on hand of approximately $2.9 million and unused operating lines of credit totaling approximately $2.5 million. Each of our business units maintains operating lines of credit and equipment lines of credit on identical or substantially similar terms and conditions from the same bank.

Net cash used in operating activities was $496,000 for the nine months ended September 30, 1999. Net cash provided by operating activities was $218,000 for the nine months ended September 30, 1998. The decrease in cash provided by operations is primarily attributable to increased working capital needs in the current year as a result of the overall growth of the Company.

Investing activities resulted in net cash used of $106.4 million for the nine months ended September 30, 1999, reflecting the purchase of marketable securities with the net proceeds from our initial public offering and the $15 million cash outlay for our acquisition of eFed.

Cash flow provided by financing activities was $108.5 million for the nine months ended September 30, 1999, reflecting the net proceeds received from our initial public offering, a portion of which was used to pay down all amounts outstanding under our operating lines of credit.

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

We also have internally standardized the majority of our systems on a Solaris operating system, which we are advised by our vendor is Year 2000 ready after implementation of the latest service upgrades. We use multiple software systems for internal business purposes, including accounting, electronic mail, service development, human resources, customer service and support and sales tracking systems. The majority of these applications have been purchased, upgraded or internally developed within the last three years.

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

Concurrently with our analysis of our internal systems, we have surveyed third-party entities with which we transact business, including government clients, critical vendors and financial institutions, for Year 2000 readiness. While no major issues have been discovered, we cannot be certain their systems will not impact our operations. Our government clients typically have addressed Year 2000 issues on an agency-by-agency basis under an overall Year 2000 program. We are monitoring regularly the Year 2000 progress of those agencies that account for high transaction and revenue volumes through our portals. We believe that many, though not all, of these agencies have completed Year 2000 readiness implementation. We cannot estimate the effect, if any, that non-ready systems of these entities could have on our business, results of operations or financial condition, and there can be no assurances that the impact, if any, would not be material.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relate to the increase or decrease in the amount of interest income we can earn on our short-term investments in marketable debt securities and cash balances. Because our investments are in short-term, investment-grade, interest-bearing securities, the Company is exposed to minimal risk on the principal of those investments. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and investment risk. We do not use derivative financial instruments.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a) EXHIBITS

Exhibit 27 Financial Date Schedule (for the nine months ended September 30,
1999).

b) REPORTS ON FORM 8-K

A report on Form 8-K was filed with the Securities and Exchange Commission on September 30, 1999 with attached Press Release of National Information Consortium dated September 13, 1999 announcing the Company's acquisition of eFed, a division of privately held Reston, Virginia-based Electric Press, Inc., and attached Asset Purchase Agreement dated as of September 10, 1999 by and between the Company and Electric Press, Inc.

A report on Form 8-K was filed with the Securities and Exchange Commission on November 15, 1999, amending the report on Form 8-K filed on September 30, 1999, and included the financial statements of eFed for the periods required by Rule 3-05(b) of Regulation S-X and the pro forma financial information required by
Article 11 of Regulation S-X.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL INFORMATION CONSORTIUM, INC


Date: November 15, 1999                James B. Dodd
                                       Chief Executive Officer




Date: November 15, 1999                Kevin C. Childress
                                       Chief Financial Officer