Form 10-K
period 1999-12-31
NATIONAL INFORMATION CONSORTIUM
filed 2000-03-10
CIK 1065332

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

             For the transaction period from             to

                        COMMISSION FILE NUMBER 000-26621
                            ------------------------

                     NATIONAL INFORMATION CONSORTIUM, INC.
             (Exact name of registrant as specified in its charter)

                 COLORADO                                    52-2077581
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

12 CORPORATE WOODS, 10975 BENSON STREET, SUITE 390, OVERLAND PARK, KANSAS 66210
          (Address of principal executive office, including Zip Code)

       Registrant's telephone number, including area code: (877) 234-3468

        Securities registered pursuant to Section 12(b) of the Act: None

 TITLE OF EACH CLASS    NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------   -----------------------------------------
        none                              none

          Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant, as of March 1, 2000, was approximately $879,458,269 (based on the closing price for shares of the registrant's common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    On March 1, 2000, 53,299,035 shares of the registrant's common stock, no par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement to be issued in connection with its Annual Meeting of Shareholders to be held in 2000 are incorporated by reference into Part III of this Form 10-K.

    Except as otherwise stated, the information contained in this Form 10-K is as of March 1, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                     NATIONAL INFORMATION CONSORTIUM, INC.
                            FORM 10-K ANNUAL REPORT

                                                                         PAGE
                                                                       --------
                                    PART I

Item 1   Business....................................................      1
Item 2   Properties..................................................     25
Item 3   Legal Proceedings...........................................     25
Item 4   Submission of Matters to a Vote of Security Holders.........     25

                                    PART II

Item 5   Market for Registrant's Common Equity and Related
         Shareholder Matters.........................................     26
Item 6   Selected Consolidated Financial Data........................     27
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     28
Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     37
Item 8   Consolidated Financial Statements and Supplementary Data....     38
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................     70

                                   PART III

Item 10  Directors and Executive Officers of the Registrant..........     70
Item 11  Executive Compensation......................................     70
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................     70
Item 13  Certain Relationships and Related Transactions..............     70

                                    PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K....................................................     71

                   CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

    This Annual Report on Form 10-K includes forward-looking statements about events, products or financial performance that may not exist, or may not have occurred. For example, statements like we "expect," we "believe," we "plan," we "intend" or we "anticipate" are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: competition issues discussed on page 12; government regulation discussed on page 13; intellectual property and proprietary rights discussed on page 13; the specific risk factors discussed on pages 14 to 24; and commitments and contingencies described in note 13 to the consolidated financial statements included in this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    National Information Consortium, Inc. was formed on December 18, 1997, for the sole purpose of affecting an exchange of common stock, in a transaction referred to as the Exchange Offer, to combine under common ownership five separate affiliated entities under which we conducted our business operations. The five companies were National Information Consortium USA, Inc., Kansas Information Consortium, Inc., Indiana Interactive, Inc., Nebraska Interactive, Inc. and Arkansas Information Consortium, Inc. The Exchange Offer was consummated on March 31, 1998, and has been accounted for as a business combination. National Information Consortium USA, Inc. is the entity whose shareholders received the largest portion of the Company's common stock shares and was treated as the accounting acquirer with the purchase method of accounting being applied to the four other companies. On July 20, 1999, we completed our initial public offering, selling an aggregate of 10 million new shares of common stock for net proceeds of approximately $109.4 million after deducting underwriting discounts, commissions and expenses. On February 22, 2000, we filed a registration statement on Form S-1 for an offering of approximately 8.1 million shares of our common stock. We intend to issue four million new shares of common stock with the remainder to be offered by selling shareholders. The offering has not yet been declared effective by the Securities and Exchange Commission.

    We are a provider of Internet-based, electronic government services that help governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. We accomplish this currently through three different businesses: our portal business, our eFed business and our NIC Conquest business. In our portal business, we enter into contracts with governments and on their behalf design, build and operate Internet-based portals. These portals consist of Web sites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver's license records or filing a form or report. Our unique business model allows us to reduce our government clients' financial and technology risks and obtain revenues by sharing in the fees we generate from electronic government services. Our clients benefit because they gain a centralized, customer-focused presence on the Internet. Businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments.

    Currently, we provide Internet-based electronic government portal services for nine states and one local government. In addition, the states of Hawaii and Idaho have recently selected us as an electronic government services provider, and we have entered into contracts to implement our services in those states. We typically enter into three to five year contracts with our government clients and manage operations for each contractual relationship through separate subsidiaries that operate as decentralized business units with a high degree of autonomy. We intend to increase our revenues by replicating our model in other states, municipalities, federal agencies and international entities, and by delivering new products and services and expanding markets within our existing contractual relationships.

    Our eFed subsidiary is a leading provider of Internet-based electronic procurement solutions to governments. eFed designs, develops and manages online procurement software and services for federal and state markets. eFed's procurement solution allows buyers to search, compare and buy products and services across multiple contracts using the Internet. It also allows senior government procurement officials to better manage and reduce expenses associated with the procurement process.

    On March 3, 2000, eFed entered into an operating agreement with Bank of America Corporation, through its subsidiary Bank of America N.A. (USA), to create a limited liability company to offer state and local governments the first Web-based business-to-business procurement, payment and reconciliation solution. By bundling eFed's software with Bank of America's government purchase cards, the new company will allow customers to place orders online through their preferred suppliers, request a quote from businesses for services, process transactions, initiate payments and reconcile accounts.

    Our NIC Conquest business was formed in January 2000 by combining our Application Services Division, previously known as our Application Development Division, with Conquest Softworks, LLC. Both of these businesses provided software applications and services for electronic filings and document management solutions for government. Our NIC Conquest business focuses on Secretaries of State, whose offices are state governments' principal agencies for corporate filings.

    On February 16, 2000, we signed a definitive agreement to acquire SDR Technologies, which is the leading developer of online elections and ethics filing systems. In addition, SDR has developed a number of Internet-based applications for tax filings, business filings, professional licensing, and automobile registrations.

SEGMENT INFORMATION

    Our two reportable segments as of and for the year ended December 31, 1999 consisted of our state and local government business and our eFed division. The state and local government business includes our direct and indirect wholly-owned subsidiaries operating in the states of Virginia, Iowa, Georgia, Arkansas, Indiana, Kansas, Nebraska, Maine, Utah and Idaho and our Application Services Division. For additional information relating to our reportable segments, refer to note 18 in the notes to consolidated financial statements included in this Form 10-K.

INDUSTRY BACKGROUND

THE MARKET FOR GOVERNMENT-TO-BUSINESS AND GOVERNMENT-TO-CITIZEN TRANSACTIONS

    Government regulation of commercial and consumer activities requires billions of transactions and exchanges of large volumes of information between government agencies and businesses and citizens. These transactions and exchanges include driver's license records retrieval, motor vehicle registrations, tax returns, permit applications and requests for government-gathered information. Government agencies typically defray the cost of processing these transactions and of storing, retrieving and distributing information through a combination of general tax revenues, service fees and charges for direct access to public records. According to the official statistics of the U.S. Census Bureau, federal, state and local governments collected a total of $451 billion in charges and miscellaneous fees from businesses and citizens in 1995. Additionally, states generated $26 billion in fees for motor vehicle, corporation and other licenses in 1995.

THE LIMITS OF TRADITIONAL GOVERNMENT TRANSACTION METHODS

    Traditionally, government agencies have transacted, and in many cases continue to transact, with businesses and citizens using processes that are inconvenient and labor-intensive, require extensive paperwork and use large amounts of scarce staff resources. Transactions and information requests are often made in person or by mail and are processed manually, increasing the potential for errors and the need for numerous revisions and follow-up. Even newer methods, including telephone response systems, tape exchanges and dial-up computer networks, rely on multiple systems and potentially incompatible data formats, and require significant expertise and expenditures to introduce and maintain. As a result, businesses and citizens often have no choice but to face costly delays to complete essential tasks. These delays include waiting in line at a government agency, waiting for answers by telephone or waiting for responses by mail. Businesses and citizens encounter further inconvenience and delay because they usually can work with government agencies only during normal business hours. Even when electronic alternatives are available, they often require a cumbersome process of multiple contacts with different government agencies. Increases in the level of economic activity and in the population have exacerbated these problems and increased the demand for new services.

GROWTH OF THE INTERNET AND ELECTRONIC COMMERCE

    The Internet has emerged as a global medium, enabling millions of people worldwide to share information, communicate and conduct business electronically. International Data Corporation, a market research firm, estimates that the number of Web users will grow from approximately 142 million worldwide in 1998 to over 502 million worldwide by the end of 2003. This growth is expected to be driven by the large and growing number of PCs installed in homes and offices, the decreasing cost of PCs, easier, faster and cheaper access to the Internet, improvements in network infrastructure, the proliferation of Internet content and the increasing familiarity with and acceptance of the Internet by governments, businesses and consumers. In addition, the volume of electronic commerce has grown in parallel with the Internet itself. According to International Data Corporation, transactions on the Internet are expected to increase from approximately $32 billion in 1998 to approximately $426 billion in 2002. Business-to-business usage is also growing rapidly. Forrester Research, a market research firm, estimates that business-to-business electronic commerce will grow from $17 billion in 1998 to $327 billion in 2002.

EMERGENCE OF THE INTERNET AS A MEDIUM FOR ELECTRONIC GOVERNMENT

    The growing acceptance of the Internet and electronic commerce presents a significant opportunity for the development of electronic government, in which government agencies conduct transactions and distribute information over the Internet. By using the Internet, government agencies can increase the number and efficiency of interactions with constituents without increasing expenditures or demands on current personnel. In addition, regardless of physical distance, businesses and citizens can obtain government information quickly and easily over the Internet. For example, motor vehicle administrations can provide instantaneous responses to auto insurers' requests for driving record data by allowing controlled access to government databases through the Internet. This Internet-based interaction reduces costs for both government and users and decreases response times compared to providing the same data by mail or special purpose dial-up computer connections.

CHALLENGES TO THE IMPLEMENTATION OF ELECTRONIC GOVERNMENT SERVICES

    Despite the potential benefits of electronic government, barriers to creating successful Internet-based services often preclude governments from implementing them. Some of these barriers are similar to those the private sector encounters, including:

    - the high cost of implementing and maintaining Internet technology in a budget-constrained environment;

    - the financial, operational and technology risks of moving from older, established technologies to rapidly evolving Internet technologies;

    - the need to quickly assess the requirements of potential customers and cost-effectively design and implement electronic government services that are tailored to meet these requirements; and

    - the intense competition for qualified technical personnel.

    Governments also face some unique challenges that exacerbate the difficulty of advancing to Internet-based services, including:

    - lengthy and political appropriations processes that make it difficult for governments to acquire resources and to develop Internet services quickly;

    - a diverse and substantially autonomous group of government agencies that have adopted varying and fragmented approaches to providing information and transactions over the Internet;

    - a lack of a marketing function that assures that services are designed to meet the needs of businesses and citizens and that they are aware of their availability; and

    - security and privacy concerns that are amplified by the confidential nature of the information and transactions available from and conducted with governments and the view that government information is part of the public trust.

    We believe traditional private sector Internet services generally do not address the unique needs of electronic government. Most Internet service providers do not fully understand and are not well-equipped to deal with the unique political and regulatory structures of governments. These providers, including large systems integrators, typically take a time-and-materials, project-based pricing approach that may not adequately balance the responsiveness to change of a successful Internet business with the longer time horizons and extended commitment periods of government projects.

WHAT WE PROVIDE TO GOVERNMENTS

    We provide an Internet-based electronic government service that meets the needs of governments, businesses and citizens. The key elements of our service are:

CUSTOMER-FOCUSED, ONE-STOP GOVERNMENT PORTAL

    Using our marketing and technical expertise and our government experience, we design, build and operate portals for each of our government clients that are designed to meet their needs as well as those of businesses and citizens. Our portals are designed to create a single point of presence on the Internet for our government clients that allows businesses and citizens to reach the Web site of every government agency in a specific jurisdiction from one online location. We employ a common look and feel in the Web sites of all government agencies associated with our electronic government portals and make them useful, appealing and easy to use. In addition to developing and managing the government portal, we develop applications that, in one location on the Internet, allow businesses and citizens to complete processes that have traditionally required separate interaction with several different government agencies, including establishing and obtaining required permits for a new business enterprise. These applications also permit businesses and citizens to conduct transactions with government agencies and to obtain information from them 24 hours per day, seven days per week. We also help our government clients to generate awareness and educate businesses and citizens about the availability and potential benefits of electronic government services. Similarly, our eFed business allows governments to implement procurement solutions from a one-stop Internet location.

COMPELLING FINANCIAL MODEL FOR GOVERNMENTS

    We allow governments to implement comprehensive electronic government services at minimal cost and risk. We take on the responsibility and cost of designing, building and operating government portals and applications, with minimal use of government resources. We employ our technological resources and accumulated expertise to help governments avoid the risks of selecting and investing in new technologies. We implement our electronic government services rapidly, efficiently and accurately, using our well-tested and reliable infrastructure and processes. Once we establish a government portal and associated applications, we manage transaction flows and fund ongoing costs from the fees received from information accessed and transactions conducted through the portal. Our eFed business, while traditionally deriving revenues from software licensing and maintenance, also offers governments a transaction-based pricing model.

FOCUSED RELATIONSHIP WITH GOVERNMENTS

    We form relationships with governments by developing an in-depth understanding of their interests and then aligning our interests with theirs. By tying our revenues to the development of successful services and applications, we work to assure government agencies and constituents that we are focused on their needs. Moreover, we have pioneered, and encourage our clients to adopt a model for electronic government policymaking that involves the formation of oversight boards that bring together interested government agencies, business and consumer groups and other important government constituencies in a single forum. We work within this forum to maintain constant contact with government agencies and constituents and strive to ensure their participation in the development of electronic government services. We attempt to understand and facilitate the resolution of potential political disputes among these participants to maximize the benefits of our services. We also design our services to observe relevant privacy and security regulations, so that they meet the same high standards of integrity, confidentiality and public service as government agencies would observe in their own actions.

OUR STRATEGY

    Our objective is to strengthen our position as the leading provider of Internet-based electronic government services. Key strategies to achieve this objective include:

CONTINUING TO ADD NEW STATE AND FEDERAL GOVERNMENT CLIENTS

    We intend to increase the number of our government clients by leveraging our relationships with current government clients, our reputation for providing proven electronic government services and our technology and government process knowledge base. Our portals and our procurement and filing applications are designed to deliver our services quickly, easily and cost-effectively to new federal and state governments and agencies. We intend to continue marketing our products and services to new states, multi-state cooperative organizations and federal agencies. Our expansion efforts include developing relationships and sponsors throughout an individual government entity, pursuing strategic technology alliances, making presentations at conferences of government executives with responsibility for information technology policy, and developing contacts with organizations that act as forums for discussions between these executives.

BROADENING PRODUCT AND SERVICE OFFERINGS

    We plan to continue our development of new products and services designed for efficient online transactions with federal, state and local government agencies, enabling government agencies to interact more effectively online with businesses, citizens and other government agencies. We will increase our development efforts by leveraging our experience, developing strategic technology alliances and deepening the knowledge base that we have developed from our operations. We will continue to work with government agencies, professional associations and other organizations to better understand the current and future needs of our customers.

INCREASING TRANSACTIONAL REVENUES FROM OUR GOVERNMENT PORTALS AND PROCUREMENT AND FILING APPLICATIONS

    We intend to increase transactional revenues on our government portals and through our procurement and filing systems through both expanded marketing initiatives and new product offerings. We will continue to work with our government clients to create awareness of the online alternatives to traditional government interaction, through initiatives such as informational brochures, government voicemail recordings and inclusion of Web site information on government invoices. In addition, we will continue to update our portals to highlight new government service information provided on the portals. We also intend to expand our revenues through the development and marketing of new products and services, such as transaction-based procurement and filing systems. We plan to work with professional associations to directly and indirectly communicate to their members the potential convenience, ease of use and other benefits of the electronic government services our portals offer.

CONTINUING TO DIVERSIFY OUR REVENUE STREAMS ACROSS NUMEROUS BUSINESS LINES

    In addition to our portal business, which provided the vast majority of our revenues in 1999, we are making investments in our eFed and our NIC Conquest businesses to expand their respective operations. eFed derived the majority of its revenues in 1999 from software licensing and maintenance. Currently, our eFed business is pursuing a growth strategy based increasingly on transaction fees for procurements undertaken on the eFed system. Our NIC Conquest business derives its revenues from fixed-price contracts with governments. These contracts are expected to carry higher margins than our portal business and to be obtained through shorter sales cycles.

    Due to our increasing scale and market penetration, we are also able to provide specific fee-based product solutions to governments who do not wish to pursue an enterprise-wide portal solution. We expect these revenues, while not transaction-driven, to derive from shorter sales cycles and result in higher margins than our portal business.

FURTHER PENETRATING LOCAL MARKETS

    Currently we have one contract for an enterprise-wide portal in a local government, Indianapolis/ Marion County, Indiana. We intend to increase our number of major local clients by offering both our enterprise portal solution as well as individual application solutions provided on a fee basis. We also expect to offer procurement solutions through eFed to major localities and election filing applications on a local basis through SDR Technologies.

EXPANDING OUR INTERNATIONAL PRESENCE

    We believe our enterprise-wide model and its financial attractiveness have significant applicability to international governments. We intend to expand internationally, most likely through the transfer of our technology, know-how, track record, capital and business model into joint ventures involving entities whose trust relationships in their home markets resemble our own.

CONTINUING TO PURSUE NEW ACQUISITIONS AND NEW STRATEGIC ALLIANCES

    We intend to pursue acquisitions of companies and strategic technology alliances that we believe will increase the number of products and services we can offer to government clients and the citizens and businesses that interact with them. We expect to pursue acquisitions of businesses that will expand our research and development team and create opportunities to add new state, local or federal government agency clients. We also intend to pursue strategic technology and business alliances that will enable us to further develop business relationships with potential clients and/or improve our infrastructure and our operating platforms.

GOVERNMENT CONTRACTS

OUR PORTAL BUSINESS

    Through our portal business, we have contracts with 12 state and local government agencies. We currently provide our government portal services to nine states and one city-county government through the following portals:

                                                        YEAR
                                                      SERVICES    POPULATION
PORTAL NAME                                           COMMENCED     SERVED        WEB ADDRESS
-----------                                           ---------   ----------   -----------------
Utah Interactive, Inc...............................    1999      2,000,000      www.state.ut.us
Information Resource of Maine.......................    1999      1,244,000      www.state.me.us
Information Network of Arkansas.....................    1997      2,538,000      www.state.ar.us
CivicNet (Indianapolis and Marion County,
  Indiana)..........................................    1997        813,000     www.civicnet.net
IOWAccess Network...................................    1997      2,862,000    www.iowaccess.org
Virginia Information Providers Network..............    1997      6,791,000       www.vipnet.org
GeorgiaNet Authority................................    1996      7,642,000      www.state.ga.us
Access Indiana Information Network..................    1995      5,899,000      www.state.in.us
Nebraska Online.....................................    1995      1,663,000      www.state.ne.us
Information Network of Kansas.......................    1992      2,629,000      www.state.ks.us

    We have also recently entered into contracts with the States of Hawaii and Idaho.

    Each of these government portals operates under a separate contract, which generally has an initial term of three to five years. Under a typical contract, a government agrees that:

    - we have the right to develop a comprehensive Internet portal owned by that government to deliver electronic government services;

    - the portal we establish is the primary electronic and Internet interface between the government and its citizens;

    - it supports the use of the portal for all commercially valuable applications in order to support the operation and expansion of the portal;

    - it sponsors access to agencies for the purpose of entering into agreements with these agencies to develop applications for their data and transactions and to link their Web pages to the portal; and

    - it establishes a policy making and fee approval board, which typically includes agency members, business customers and others, to establish prices for products and services and to set other policies.

In return, we agree to:

    - develop, manage, market, maintain and expand that government's portal and information and electronic commerce applications;

    - assume the investment risk of building and operating that government's portal and applications without the direct use of tax dollars;

    - bear the risk of collecting transaction fees; and

    - have an independent audit conducted upon that government's request.

    Under our contracts with Georgia and Iowa, we provide consulting, development and management services for these government portals predominantly under a fixed-price model. If future contracts follow this fixed-price model, our revenues and profits could suffer as a result of cost overruns or the failure to realize potential revenue increases from increased demand for fee-based transactions.

    We own all the software we develop under our government portal contracts. After completion of the initial contract term, our government clients receive a perpetual, royalty-free license to use the software only in their own portals.

    We also enter into separate agreements with various agencies and divisions of our government clients for the sale of electronic access to public records and to conduct other transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services we provide and the allocation of revenues between us and the agency. These terms are then submitted to the policy making and fee approval board for approval.

OUR EFED BUSINESS

    eFed is the only commercial off-the-shelf Web-based procurement solution designed specifically for governments. eFed's software and supplier network allows government buyers to order products and services from multiple contracts and commercial sources, based on value, product information and contract terms and conditions. It is the leading provider of electronic procurement solutions that enable buyers to compare, negotiate and purchase products and services with speed, ease and accuracy.

OUR NIC CONQUEST BUSINESS

    Through the combination of our Application Services Division with Conquest Softworks, LLC, we now hold 65% of the outstanding stock of the combined entity. NIC Conquest develops and licenses software applications with the following ten states and four local governments for Web-enabling the back-office systems and processes for business-to-government filings:

   STATES                      COUNTIES
------------           -------------------------
Arkansas               Apache County, Arizona
Colorado               Greenlee County, Arizona
Indiana                LaPaz County, Arizona
Kansas                 Oklahoma County, Oklahoma
Montana
Nebraska
Oklahoma
South Dakota
Texas
Wisconsin

SDR TECHNOLOGIES

    On February 16, 2000, we signed a definitive agreement to acquire SDR Technologies, which is the leading developer of online elections and ethics filing systems. SDR's government clients include Arkansas, California, Hawaii, Illinois, Louisiana, Michigan, Missouri, Oklahoma, Texas, Washington, Washington, D.C. and British Columbia.

REVENUES

    We derive revenues from five sources:

    - the sale of electronic access to public records;

    - subscription and transaction-based fees;

    - software licensing and maintenance fees;

    - fees for managing electronic government operations; and

    - fees and charges for government application development.

    In ten of our 14 existing major operations, our revenues are generated from transactions, which generally include the sale of electronic access to public records on behalf of the government and the collection of subscription and transaction-based fees. Our transaction-based fees consist of filing fees and access fees, but do not include subscription fees. Among the highest volume, most commercially valuable products and services we offer are access to motor vehicle records and corporate filings, which accounted for over 89% of our revenues in 1999. ChoicePoint, which resells these records to the auto insurance industry, accounted for approximately 67% of our revenues in 1999.

    In our other four major operations, revenues are derived primarily from software licensing and maintenance fees, management fees for certain government operations and fees for application development. In 1999, these four operations accounted for less than 8% of our revenues.

OUR PRODUCTS AND SERVICES

OUR PORTAL BUSINESS

    Each of our business units works with its government clients to implement, develop, manage and enhance a comprehensive, Internet-based portal to deliver electronic government services to their constituents. Citizens and businesses use these portals to gain access to Web-based interactive applications in order to conduct transactions with the government and gain access to public service information.

    Our portals are designed to provide user-friendly and convenient access to useful government information and services and include numerous fee-based transaction services and applications that we have developed. These fee-based services and applications allow businesses and citizens to access constantly changing government information and to file necessary government documents, including retrieval of driver's license records, motor vehicle registrations, tax returns, and permit applications. The types of products and services and the fees charged vary in each jurisdiction according to the unique preferences of that jurisdiction. In an effort to reduce the frustration businesses and citizens often encounter when dealing with multiple government agencies, we handle cross-agency communications whenever feasible and shield businesses and citizens from the complexity of older, mainframe-based systems that agencies commonly use, creating an intuitive and efficient interaction with governments.

    Some of the products and services we currently offer in different jurisdictions include:

PRODUCT OR SERVICE                                  DESCRIPTION                       PRIMARY USERS
------------------                    ---------------------------------------  ----------------------------
Driver's License Records Retrieval    Offers controlled instant look-up of     Insurance companies
                                      driving records by license number, name
                                      and birth date, or social security
                                      number. Includes commercial licenses.

Vehicle Title, Lien & Registration    Provides controlled interactive title,   Insurance companies, lenders
                                      registration and lien database access.

BillWatch (Lobbyist in a Box)         Allows the user to monitor state         Attorneys, lobbyists
                                      legislative activity. Users can tag
                                      bills by key word or bill number, and
                                      BillWatch-C- will send an e-mail when a
                                      change occurs in the status of the
                                      bill.

Health Professional License Services  Allows users to search databases on      Hospitals, clinics, health
                                      several health professions.              insurers, citizens

Secretary of State Searches           Allows users to access filings of        Attorneys, lenders
                                      corporations, partnerships and other
                                      entities, including charter documents.

UCC Searches                          Permits searches of the UCC database.    Attorneys, lenders

Professional License Renewal          Permits professionals to renew their     Attorneys, doctors, other
                                      licenses on line using a credit card.    licensed professionals

Motor Fuel EDI Project                Allows motor fuel carriers to file       Motor fuel carriers
                                      their tax reports electronically.

Sales/Use Tax Filing                  Allows Sales and Use Tax filers to file  Retailers
                                      the required forms online. The
                                      electronic forms handle the computation
                                      in the form and write the data out so
                                      that it can be entered into the
                                      Department of Revenue's databases
                                      without the need for the information to
                                      be re-keyed in the Department's office.

Online Birth Certificate              Processes an online request for an       Citizens
                                      official birth certificate, charging
                                      the user's credit card.

    One of the largest consumers of our products and services is ChoicePoint, a data reseller that uses our electronic government portals to access motor vehicle records for sale to the auto insurance industry. Currently, ChoicePoint has entered into contracts with our subsidiaries, or the networks our subsidiaries operate, to request these records from the states of Arkansas, Indiana, Kansas, Nebraska, Virginia, Utah and Maine. Under the terms of these contracts, we provide ChoicePoint with driver's license and traffic records that vary by contract, for fees that currently range from $3.00 to $11.00 per record requested. We collect the entire fee, of which a certain portion is remitted to the state. Each of these contracts may be terminated at any time after 60-days' notice and may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, each of these contracts is immediately terminable if the state statute allowing for the public release of these records is repealed.

    In addition to these products and services, we also provide customer service and support. Our customer service representatives serve as a liaison between our government clients and businesses and citizens. Representatives are available
24 hours a day, seven days a week to address any problems that might arise on the portals we operate.

OUR EFED BUSINESS

    eFed provides its customers a procurement solution which combines commercial off-the-shelf software with major bank purchase card programs, creating an end-to-end procurement product. eFed's software is structured to adhere to strict government business rules while its workflow characteristics remain intuitive and user-friendly. Because it is based on commercial off-the-shelf technology, the eFed product requires less customization than competing products and is therefore easier and less expensive to install.

OUR NIC CONQUEST BUSINESS

    Our NIC Conquest business develops and delivers applications that improve the back-office administration of government records and better enable electronic filing and distribution. These applications often are highly customized for specific government or agency needs, and have been developed under separate contracts outside of our core contractual arrangements with governments.

SALES AND MARKETING

    We have two primary sales and marketing goals:

    - to develop new sources of revenue through new government relationships;
      and

    - to retain and grow our revenue streams from existing government relationships.

    We have well-established sales and marketing processes for achieving these goals, which are managed by our national market development division and a marketing department within each business unit.

DEVELOPING NEW SOURCES OF REVENUE

    We focus our new government sales and marketing efforts on increasing the number of state, local, federal and international governments and government agencies that are receptive to a public/private model for delivering information and/or completing transactions over the Internet. We meet regularly with interested government officials to educate them on the public/private model and its potential advantages for their jurisdictions. Members of our management team are also regular speakers at conferences devoted to the application of Internet technologies to facilitate the relationship between governments and their citizens. In states where we believe interest is significant, we seek to develop supportive, educational relationships with professional and business organizations that may benefit from the government service improvements our Internet delivery strategy can produce.

    Once a government decides to implement a public/private model for managing Internet access to resources and transactions, it typically starts a selection process that operates under special rules that apply to government purchasing. These rules typically require open bidding by possible service providers against a list of requirements established by the government under existing procedures or procedures especially created for the Internet provider selection process. We respond to requests for bids with a proposal that outlines in detail our philosophy and plans for implementing our business model. Once our proposal is selected, we enter into negotiations for a contract.

GROWING EXISTING MARKETS

    In our existing government relationships, our marketing efforts focus on:

    - expanding the number of government agencies that provide services or information on the government portal;

    - identifying new information and transactions that can be usefully and cost-effectively delivered over the Internet; and

    - increasing the number of potential users who do business with governments over the Internet.

    Although each government's unique political and economic environment drives different marketing and development priorities, we have found many of our core applications to be relevant across multiple jurisdictions. Each of our business units' operations has a director of marketing and additional marketing staff that regularly meet with government, business and consumer representatives to discuss potential new services. We also promote the use of existing services to existing and new customers through speaking engagements and targeted advertising to organizations for professionals, including lawyers, bankers and insurance agents, that have a need for regular interaction with government.

    We have recently implemented a centralized marketing function to identify products and services that have been developed and implemented successfully for one government and replicate them in other jurisdictions.

ACQUISITIONS AND STRATEGIC ALLIANCES

    Since August 1999, we have completed or announced our intention to complete the acquisition of two companies, eFed and SDR, and strategic alliances with two companies, Oracle and Bank of America. eFed is a leading provider of online government procurement services to federal, state and local governments, and SDR is a leading provider of online elections and ethics filing systems. Oracle is a leading provider of electronic commerce services, and we intend to implement Oracle's OracleO Internet Platform for our electronic government solutions. Bank of America will facilitate the payment processing aspect of our business-to-business procurement, payment and reconciliation solution.

TECHNOLOGY AND OPERATIONS

    Over the past eight years, we have made substantial investments in the development of Internet-based applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the Internet, Internet security, Web-to-legacy system integration, Web-to-mainframe integration, database design, Web site administration and Web page development. Within this scope, we have developed and implemented a comprehensive Internet portal framework for governments, and a broad array of stand-alone services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored portal services that keep our clients on the forefront of electronic government.

    Each of our government clients has unique priorities and needs in the development of its electronic government services. Over 60% of our employees work in the Internet services and applications development and operations areas, and nearly all are focused on a single government client's application needs. Our employees develop an understanding of a specific government's application priorities, technical profiles and information technology personnel and management. At the same time, all of our development directors are trained by experienced technical staff from our other operations on our standard technical framework, and there is frequent and growing communication and cooperation, which ensures that our government clients can make use of the most advanced electronic government services we have developed throughout our organization.

    Most of our portals and applications are physically hosted in each jurisdiction in which we operate on servers that we own or lease. We also provide links to sites that are maintained by government agencies or organizations that we do not manage. Our business units provide uninterrupted 24 hour per day, seven day a week online service, and all of our operations maintain fault-tolerant, redundant systems, with thorough backup and security and disaster recovery procedures.

    We believe our systems and applications are scalable and can easily be replicated from one state to another. We focus on sustaining low-overhead operations, with all major investments driven by the objective of deploying the highest value-added technology and applications to each operation.

    Finally, we have designed our government portals and applications to be compatible with virtually any existing system and to be rapidly deployable. We have implemented a government portal in as little as seven days from the award of a contract, and have begun generating revenues from data access transactions in as little as 30 days. To enable this level of speed and efficiency, we license commercially available technology whenever possible and focus on the integration and customization of these off-the-shelf hardware and software components when necessary. We expect that commercially licensed technology will continue to be available at reasonable costs.

COMPETITION

    We believe that the principal factors upon which our businesses compete are:

    - understanding of government needs;

    - the quality and fit of electronic government services;

    - the speed and responsiveness to the needs of businesses and citizens; and

    - cost-effectiveness.

    We believe we compete favorably with respect to the above-listed factors. In most cases, the principal substitute for our services is a government-designed and managed service that integrates other vendors' technologies, products and services. Companies that have expertise in marketing and providing technical electronic services to government entities may begin to compete with us by further developing their services and increasing their focus on this piece of their business and market shares. Examples of companies that may compete with us are the following:

    - large systems integrators, including American Management Systems, Inc., Sapient Corporation and SAIC;

    - traditional software applications developers, including Microsoft and Oracle;

    - traditional consulting firms, including IBM, KPMG Peat Marwick, Deloitte & Touche and Andersen Consulting;

    - providers of ecommerce applications, including Ariba, Commerce One, PurchasePro.com and Digital Commerce Corporation;

    - consumer-oriented government portal companies, such as govWorks.com and EZgov.com; and

    - Web service companies, including Whittman-Hart/USWeb, AppNet Systems, Inc., and Verio Inc.

    Many of our potential competitors are national or international in scope and may have greater resources than we do. These resources could enable our potential competitors to initiate severe price cuts or take other measures in an effort to gain market share. Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government clients. If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business and financial condition may be adversely affected.

GOVERNMENT REGULATION

    There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address these issues including user privacy, pricing, and the characteristics and quality of products and services. An increase in regulation or the application of existing laws to the Internet could significantly increase our cost of operations and harm our business. For example, the Federal Communications Commission, or FCC, is currently reviewing its regulatory position that Internet access service is not "telecommunications" and may decide that Internet service providers must pay a percentage of their gross revenues as a "universal service contribution." If the FCC were to require universal service contributions from providers of Internet access or Internet backbone services, our costs of doing business may increase, and we may not be able to recover these costs from our customers. Additionally, state public utility commissions generally have declined to review potential regulation of such services, but may chose to do so in the future. As a result, our business and financial condition could be harmed.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    We rely on a combination of nondisclosure and other contractual arrangements with governments, our employees and third parties, and privacy and trade secret laws to protect and limit the distribution of the proprietary applications, documentation and processes we have developed in connection with the electronic government products and services we offer. Despite our precautions, third parties may succeed in misappropriating our intellectual property or independently developing similar intellectual property. If we fail to adequately protect our intellectual property rights and proprietary information or if we become involved in litigation relating to our intellectual property rights and proprietary technology, our business could be harmed. Any actions we take may not be adequate to protect our proprietary rights, and other companies may develop technologies that are similar or superior to our proprietary technology.

    Additionally, it is possible that we could in the future become subject to claims alleging infringement of third-party intellectual property rights. Any claims could subject us to costly litigation, and may require us to pay damages and develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of the alleged infringement. Additionally, licenses may not be available on acceptable terms or at all.

    Litigation regarding intellectual property rights is common in the Internet and software industries. We expect third-party infringement claims involving Internet technologies and software products and services to increase. If an infringement claim is filed against us, we may be prevented from using certain technologies and may incur significant costs resolving the claim.

    We have in the past received letters suggesting that we are infringing on the intellectual rights of others, and we may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our existing products without incurring liability to third parties, we cannot assure you that our products and services do not infringe on the intellectual property rights of third parties.

    In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our products infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We cannot assure you that we or our customers could obtain necessary licenses from third parties at a reasonable cost or at all.

    After termination of our contracts, it is possible that governments and their successors and affiliates may use their right of use license rights to the software programs and other applications we have developed for them in the operation of their portals to operate the portals themselves. Inadvertently, they also may allow our intellectual property or other information to fall into the hands of third parties, including our competitors.

EMPLOYEES

    As of December 31, 1999, we had 185 full-time employees, of which 28 were working in our corporate operations and 157 were located in our business units. Of our employees, 40 were in sales and marketing, 100 were in service development and operations and 45 were in finance, business development and administration. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

OTHER FACTORS AFFECTING OUR BUSINESS

BECAUSE WE HAVE PORTAL SERVICE CONTRACTS WITH A LIMITED NUMBER OF STATES AND CITY GOVERNMENTS, THE TERMINATION OF CERTAIN OF THESE CONTRACTS MAY HARM OUR BUSINESS

    Currently, virtually all of our revenues are derived from the operation of our portal business. We have portal contracts with 11 states and one local government. These contracts typically have initial terms of three to five years with optional renewal periods of one to five years. However, any renewal is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a period of ten to 180 days or, in some cases, upon passing legislation. Additionally, the contracts under which we provide management and development services can be terminated without cause on a specified period of notice. The loss of one or more of our larger government portal clients, if not replaced, could dramatically reduce our revenues. If these revenue shortfalls occur, our business and financial condition would be harmed. We cannot be certain if, when or to what extent governments might fail to renew or terminate any or all of their contracts with us.

WE MAY BE UNABLE TO OBTAIN FUTURE CONTRACTS THROUGH THE REQUEST FOR PROPOSAL PROCESS

    Much of our current revenues is derived from contracts with governments and government agencies that operate under special rules that apply to government purchasing. Where this process applies, there are special rules that typically require open bidding by possible service providers like us against a list of requirements established by governments under existing or specially-created procedures. To respond successfully to these requests for proposals, commonly known as RFPs, we must estimate accurately our cost structure for servicing a proposed contract, the time required to establish operations for the proposed client and the likely terms of any other proposals submitted. We also must assemble and submit a large volume of information within the strict time schedule mandated by an RFP. Whether or not we are able to respond successfully to RFPs in the future will significantly impact our business. We cannot guarantee that we will win any bids in the future through the RFP process, or that any winning bids will ultimately result in contracts. Even though we have broadened our product and service offerings, we still depend on the RFP process for a substantial part of our future contracts. Therefore, our business, results of operations and financial condition would be harmed if we fail to obtain profitable future contracts through the RFP process.

OUR ACQUISITIONS AND STRATEGIC ALLIANCES ENTAIL NUMEROUS RISKS AND UNCERTAINTIES

    As part of our business strategy, we have made and will continue to make acquisitions or enter into strategic alliances that we believe will complement our existing businesses, increase traffic to our government clients' sites, enhance our services, broaden our software and applications offerings or technological capabilities or increase our revenues. On September 15, 1999, we acquired all of the assets of the eFed division of Electric Press, Inc. and thereby began offering online government procurement services to federal, state and local governments. On January 12, 2000, we strengthened our existing online systems for Secretaries of State by combining our Application Services Division with Conquest Softworks, LLC. On February 16, 2000, we signed a definitive agreement to acquire SDR Technologies, Inc., a company which develops and provides online elections and ethics filings for state and local governments. These acquisitions and future acquisitions or joint ventures could present numerous risks and uncertainties, including:

    - difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies;

    - the inability to successfully market, distribute, deploy and manage new products and services that we have limited or no experience in managing;

    - the diversion of management's attention from our core business;

    - the risk that an acquired business will not perform as expected;

    - risks associated with entering markets in which we have limited or no experience;

    - potential loss of key employees, particularly those of the purchased organizations;

    - adverse effects on existing business relationships with existing suppliers and customers;

    - potentially dilutive issuances of equity securities, which may be freely tradeable in the public market;

    - significant charges; and

    - the incurrence of debt or other expenses related to goodwill and other intangible assets.

    We cannot assure you that any acquisitions we have announced or will announce, including our recently signed agreement with SDR Technologies, will ultimately close. Moreover, even after we close such transactions, we cannot assure you that we will be able to successfully integrate the new businesses or any other businesses, products or technologies we may acquire in the future.

WE HAVE INCURRED NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE

    We incurred net losses of approximately $10.7 million for the year ended December 31, 1999 and approximately $7.9 million for the year ended
December 31, 1998. We also expect to incur significant operations expenses and will need to generate increased revenues to achieve profitability. Further, even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to become profitable.

WE MAY BE UNABLE TO SUSTAIN THE USAGE LEVELS OF CURRENT PRODUCTS AND SERVICES THAT PROVIDE A SIGNIFICANT PERCENTAGE OF OUR REVENUES

    We obtain a high proportion of our revenues from a limited number of products and services. Subscription-based and transaction-based fees charged for access to motor vehicle records and corporate filings accounted for over 89% of our revenues for the year ended December 31, 1999 and are expected to continue to account for a significant portion of our revenues in the near future. Regulatory changes or the development of alternative information sources could materially reduce our revenues from these products and services. A reduction in revenues from currently popular products and services would harm our business, results of operations and financial condition.

IF OUR POTENTIAL CUSTOMERS ARE NOT WILLING TO SWITCH TO OR ADOPT OUR ONLINE GOVERNMENTAL PORTALS AND OTHER ELECTRONIC SERVICES, OUR GROWTH AND REVENUES WILL BE LIMITED

    The failure to generate a large customer base would harm our growth and revenues. This failure could occur for several reasons. Our future revenues and profits depend upon the widespread acceptance and use of the Internet as an effective medium for accessing public information, particularly as a medium for government procurement and filings. We cannot assure you that customer acceptance and use of the Internet will continue to grow. Additionally, we face intense competition in all sectors of our business. As a result, our efforts to create a larger customer base may be more difficult than expected even if we are perceived to offer products and services superior to those of our competitors. Further, because the government-to-citizen and government-to-business portal access and electronic filing market is relatively new, potential customers in this market may be confused or uncertain about the relative merits of each electronic government solution and of which solution to adopt, if any. Confusion and uncertainty in the marketplace may inhibit customers from adopting our solution, which could harm our business, results of operations and financial condition.

THE FEES WE COLLECT FOR MANY OF OUR PRODUCTS AND SERVICES ARE SUBJECT TO REGULATION THAT COULD LIMIT GROWTH OF OUR REVENUES AND PROFITABILITY

    We collect user fees on behalf of government agencies and, under the terms of our government contracts, we remit a portion of the fees to state agencies. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit or, in one case, a specified return on equity. We have limited control over the level of fees we are permitted to retain. Our business, results of operations and financial condition may be harmed if the level of fees we are permitted to retain in the future is too low or if our costs rise without a commensurate increase in fees.

THE POSSIBILITY OF GOVERNMENTS DEMANDING FIXED-PRICE CONTRACTS MAY SIGNIFICANTLY REDUCE OUR REVENUES AND PROFITS

    Substantially all of our present contracts are on a transaction-fee basis, through which our fees vary depending on the number of Internet users who access our products and services. However, we cannot assure you that governments will not demand fixed-price contracts in the future. Currently, we earn fees under our contracts with the states of Georgia and Iowa predominantly on a fixed-price basis. We may, from time to time, enter into other fixed-price contracts. Our failure to estimate accurately the resources and time required for an engagement, to manage governments' expectations effectively regarding the scope of services to be delivered for an estimated price or to complete fixed-price engagements within budget, on time and to governments' satisfaction could expose us to risks associated with cost overruns and, potentially, to penalties, which may harm our business, results of operations and financial condition.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND FAILURE TO MANAGE OUR GROWTH COULD STRAIN OUR MANAGEMENT AND OTHER RESOURCES

    Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have acquired a number of new businesses or combined with existing entities to create new businesses, including eFed and NIC Conquest, which have strained our management resources. Future expansion efforts could be expensive and put a strain on our management and other resources. We have increased, and plan to continue to increase, the scope of our operations at a rapid rate. Our headcount has grown and will continue to grow substantially. At December 31, 1998, we had a total of 95 employees, at December 31, 1999, we had a total of 185 employees, and at February 18, 2000, we had a total of 213 employees. In addition, we expect to hire a significant number of new employees in the near future. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

BECAUSE A MAJOR PORTION OF OUR CURRENT REVENUES IS GENERATED FROM A SMALL NUMBER OF USERS, THE LOSS OF ANY OF THESE USERS MAY HARM OUR BUSINESS AND FINANCIAL CONDITION

    Our revenues are primarily derived from data resellers' use of our electronic government portals to access motor vehicle records for sale to the automobile insurance industry. For the year ended December 31, 1999, one of these data resellers, ChoicePoint, accounted for approximately 67% of our revenues. Two other resellers accounted for an additional 11% of our revenues during the year ended December 31, 1999. It is possible that these users will develop alternative data sources or new business processes that would materially diminish their use of our portals. The loss of all or a substantial portion of business from any of these entities would harm our business and financial condition.

WE MAY LOSE THE RIGHT TO THE CONTENT DISTRIBUTED THROUGH OUR GOVERNMENT PORTALS, WHICH IS PROVIDED TO US ENTIRELY BY GOVERNMENT ENTITIES

    We do not own or create the content distributed through our government portals. We depend on the governments with which we contract to supply information and data feeds to us on a timely basis to allow businesses and citizens to complete transactions and obtain government information. We cannot assure you that these data sources will continue to be available in the future. Government entities could terminate their contracts to provide data. Changes in regulations could mean that governments no longer collect some types of data or that the data is protected by more stringent privacy rules preventing uses now made of it. Moreover, our data sources are not always subject to exclusive agreements, so that data included in our products and services also may be included in those of our potential competitors. In addition, we are dependent upon the accuracy and reliability of government computer systems and data collection for the content of our portals. The loss or the unavailability of our data sources in the future, or the loss of our exclusive right to distribute some of the data sources, could harm our business, results of operations and financial condition.

THE GROWTH IN OUR REVENUES MAY BE LIMITED BY THE NUMBER OF STATES THAT CHOOSE TO PROVIDE ELECTRONIC GOVERNMENT SERVICES AND TO ADOPT OUR BUSINESS MODEL AND BY THE FINITE NUMBER OF STATES WITH WHICH WE MAY CONTRACT FOR OUR ELECTRONIC GOVERNMENT SERVICES

    Although we have recently introduced new products and services through our recently acquired subsidiary, eFed, our revenues are generated principally from contracts with state governments to provide electronic government services on behalf of those governments to complete transactions and distribute public information electronically. The growth in our revenues largely depends on government entities adopting our public/private model. We cannot assure you that government entities will choose to provide electronic government services at all, or that they will not provide such services themselves without private assistance or adopting our public/private model.

    In addition, as there is a finite number of states remaining with which we can contract for our services, future increases in our revenues will depend on our ability to expand our business model to include multi-state cooperative organizations, local governments, federal agencies and international entities. We cannot assure you that we will succeed in our expansion into new markets or that our services will be adaptable to those new markets.

OUR BUSINESS WITH VARIOUS GOVERNMENT ENTITIES OFTEN REQUIRES SPECIFIC GOVERNMENT LEGISLATION TO BE PASSED FOR US TO INITIATE AND MAINTAIN OUR GOVERNMENT CONTRACTS

    Because a central part of our business includes the execution of contracts with governments under which we remit a portion of user fees charged to businesses and citizens to state agencies, it is often necessary for governments to draft and adopt specific legislation before the government can circulate an RFP to which we can respond. Furthermore, the maintenance of our government contracts requires the continued acceptance of enabling legislation and any implementing regulations. In the past, various entities that use the portals we operate to obtain government products and services have challenged the authority of governments to electronically provide these products and services exclusively through portals like those we operate. A successful challenge in the future could result in a proliferation of alternative ways to obtain these products and services, which would harm our business, results of operations and financial condition. The repeal or modification of any enabling legislation would also harm our business, results of operations and financial condition.

BECAUSE A LARGE PORTION OF OUR BUSINESS RELIES ON A CONTRACTUAL BIDDING PROCESS WHOSE PARAMETERS ARE ESTABLISHED BY GOVERNMENTS, THE LENGTH OF OUR SALES CYCLES IS UNCERTAIN AND CAN LEAD TO SHORTFALLS IN REVENUES

    Our dependence on a bidding process to initiate many new projects, the parameters of which are established by governments, results in uncertainty in our sales cycles because the duration and the procedures for each bidding process vary significantly according to each government entity's policies and procedures. The time between the date of initial contact with a government for a bid and the award of the bid may range from as little as 180 days to up to 36 months. The bidding process is subject to factors over which we have little or no control, including:

    - political acceptance of the concept of government agencies contracting with third parties to distribute public information, which has been offered traditionally only by the government agencies often without charge;

    - the internal review process by the government agencies for bid acceptance;

    - the need to reach a political accommodation among various interest groups;

    - changes to the bidding procedure by the government agencies;

    - changes to state legislation authorizing government's contracting with third parties to distribute public information;

    - changes in government administrations;

    - the budgetary restrictions of government entities;

    - the competition generated by the bidding process; and

    - the possibility of cancellation or delay by the government entities.

    Even though we have diversified our business to include services and products that are not subject to the bidding process, we are still dependent on the bidding process for a significant part of our business. Therefore, any material delay in the bidding process, changes to the bidding practices and policies, the failure to receive the bid or the failure to execute a contract may disrupt our financial results for a particular period and harm our business and financial condition.

OUR APPLICATION SERVICES DIVISION HAS INCURRED LOSSES UNDER ITS FIXED-FEE CONTRACTS, AND OUR RESULTS OF OPERATIONS COULD BE HARMED IF THE COSTS THAT OUR RECENTLY CREATED NIC CONQUEST BUSINESS INCURS TO MEET CONTRACTUAL COMMITMENTS EXCEED OUR CURRENT ESTIMATES

    Our Application Services Division developed and implemented back-office government software applications for a fixed development fee. Since we combined our Application Services Division with Conquest Softworks, LLC in January 2000, we have expanded our applications to include back-end software applications and services for electronic filings and document management solutions for governments at a fixed fee. Our NIC Conquest business has assumed most of the contractual obligations of our Application Services Division. In the fourth quarter of 1998, we determined that the balance of revenues remaining to be recognized under our existing Application Services Division contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications. Estimated costs in excess of fixed contract prices of $1.3 million for completing these applications were expensed in the fourth quarter of 1998. We accrued an additional $1.1 million of anticipated losses in 1999 based on revised estimates. It is possible that NIC Conquest's costs will similarly exceed revenues in the future, as a result of unforeseen difficulties in the creation of an application called for in a contract, unforeseen challenges in ensuring compatibility with existing systems, rising development and personnel costs or other reasons. If this occurs, our business, results of operations and financial condition could be harmed.

ENTRANCE OF POTENTIAL COMPETITORS INTO THE MARKETPLACE COULD HARM OUR ABILITY TO MAINTAIN OR IMPROVE OUR POSITION IN THE MARKET

    Many companies exist that provide one or more parts of the products and services we offer. In most cases, the principal substitute for our services is a government-designed and managed approach that integrates other vendors' technologies, products and services. Companies that have expertise in marketing and providing technical services to government entities may begin to compete with us by further developing their services and increasing their focus on this piece of their business and market shares. Examples of companies that may compete with us are the following:

    - large systems integrators, including American Management Systems, Inc., Sapient Corporation and SAIC;

    - traditional software applications developers, including Microsoft and Oracle;

    - traditional consulting firms, including IBM, KPMG Peat Marwick, Deloitte & Touche and Andersen Consulting;

    - providers of ecommerce applications, including Ariba, Commerce One, PurchasePro.com and Digital Commerce Corporation;

    - consumer-oriented government portal companies, including govWorks.com and EZgov.com; and

    - Web service companies, including Whittman-Hart/USWeb, AppNet Systems, Inc., and Verio Inc.

    Many of our potential competitors are national or international in scope and may have greater resources than we do. These resources could enable our potential competitors to initiate severe price cuts or take other measures to gain market share. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than us, significantly greater name recognition and a larger installed base of customers. Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government clients. If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business and financial condition may be harmed.

THE SEASONALITY OF USE FOR SOME OF OUR ELECTRONIC GOVERNMENT PRODUCTS AND SERVICES MAY HARM OUR FOURTH QUARTER RESULTS OF EACH CALENDAR YEAR

    The use of some of our electronic government products and services is seasonal, particularly the accessing of drivers' records, resulting in lower revenues in the fourth quarter of each calendar year, due to the smaller number of business days in this quarter and a lower volume of government-to-business and government-to-citizen transactions during the holiday period. As a result, seasonality is likely to cause our quarterly results to fluctuate, which could harm our business and financial condition and could harm the trading price of our common stock.

OUR QUARTERLY RESULTS OF OPERATIONS ARE VOLATILE AND DIFFICULT TO PREDICT. IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS OR INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECREASE SIGNIFICANTLY

    Our future revenues and results of operations may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, and any of which may harm our business. These factors include:

    - the commencement, completion or termination of contracts during any particular quarter;

    - the introduction of new electronic government products and services by us or our competitors;

    - technical difficulties or system downtime affecting the Internet generally or the operation of our electronic government products and services;

    - the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;

    - the result of negative cash flows due to capital investments; and

    - the incurrence of significant charges related to acquisitions.

    Due to the factors noted above, our revenues in a particular quarter may be lower than we anticipate and if we are unable to reduce spending in that quarter, our results of operations for that quarter may be harmed. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline.

IF WE FAIL TO COORDINATE OR EXPAND OUR OPERATIONAL PROCEDURES AND CONTROLS, WE MAY NOT EFFECTIVELY MANAGE OUR GROWTH

    Our growth rate may increase rapidly in response to the acceptance of our products and services under new or existing government contracts. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting and marketing staffs, and our business could be harmed. We intend to plan for the acceptance of new bids by a number of governmental entities so that we may be ready to begin operations as soon as possible after acceptance of a bid. Additionally, we plan to continue our expansion of electronic filing services into new local, state and federal markets. As part of this plan of growth, we must implement new operational procedures and controls to expand, train and manage our employees and to coordinate the operations of our various subsidiaries. If we cannot manage the growth of our government portals, staff, software installation and maintenance teams, offices and operations, our business may be harmed.

WE MAY BE UNABLE TO HIRE, INTEGRATE OR RETAIN QUALIFIED PERSONNEL

    The recent growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Some of our personnel are presently serving in more than one executive capacity. The loss of any of our executives could harm our business.

    In addition, we expect that we will need to hire additional personnel in all areas in 2000, including general managers for new operations in jurisdictions in which we obtain contracts. Competition for personnel in the Internet industry is intense. We may not be able to retain our current key employees or attract, integrate or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies and positioning of our government portals and other services. This training will require substantial resources and management attention.

TO BE SUCCESSFUL, WE MUST DEVELOP AND MARKET COMPREHENSIVE, EFFICIENT, COST-EFFECTIVE AND SECURE ELECTRONIC ACCESS TO PUBLIC INFORMATION AND NEW PRODUCTS AND SERVICES

    Our success depends in part upon our ability to attract a greater number of Internet users to access public information electronically by delivering a comprehensive composite of public information and an efficient, cost-effective and secure method of electronic access and transactions. Moreover, in order to increase revenues in the future, we must continue to develop products and services that businesses and citizens will find valuable, and there is no guarantee that we will be able to do so. If we are unable to develop products and services that allow us to attract, retain and expand our current user base, our revenues and future results of operations may be harmed. We cannot assure you that the products and services we offer will appeal to a sufficient number of Internet users to generate continued revenue growth. For example, we cannot assure you that the use of eFed, our online procurement software services, by local, state and federal governments will continue to grow. Our ability to attract Internet users to our government portals depends on several factors, including:

    - the comprehensiveness of public records available through our government portals;

    - the perceived efficiency and cost-effectiveness of accessing public records electronically;

    - the perceived efficacy of online government-to-business procurement solutions;

    - the effectiveness of security measures; and

    - the increased usage and continued reliability of the Internet.

DEFICIENCIES IN OUR PERFORMANCE UNDER A GOVERNMENT CONTRACT COULD RESULT IN CONTRACT TERMINATION, REPUTATIONAL DAMAGE OR FINANCIAL PENALTIES

    Each government entity with which we contract has the authority to require an independent audit of our performance. The scope of audits could include inspections of income statements, balance sheets, fee structures, collections practices, service levels and our compliance with applicable laws, regulations and standards. We cannot assure you that a future audit will not find any material performance deficiencies that would result in an adjustment to our revenues and result in financial penalties. Moreover, the consequent negative publicity could harm our reputation among other governments with which we would like to contract. All of these factors could harm our business, results of operations and financial condition.

WE MAY NEED MORE WORKING CAPITAL TO EXPAND OUR BUSINESS

    We anticipate that our current resources will be sufficient to meet our present working capital and capital expenditure requirements for at least the next nine to twelve months. However, we may need to raise additional capital before this period ends to do the following:

    - expand our services and products offerings;

    - acquire complementary businesses or technologies;

    - support our expansion into other states, cities, municipalities and federal agencies and internationally; and

    - respond to competitive pressures.

    Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new product and service offerings and potentially competing technological and market developments. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms acceptable to us, or at all. If adequate funds are not available on acceptable terms, our ability to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures would be significantly limited. This limitation could harm our business, results of operations and financial condition.

WE MAY BE UNABLE TO INTEGRATE NEW TECHNOLOGIES AND INDUSTRY STANDARDS
EFFECTIVELY

    Our future success will depend on our ability to enhance and improve the responsiveness, functionality and features of our products and services in accordance with industry standards and to address the increasingly sophisticated technological needs of our customers on a cost-effective and timely basis. Our ability to remain competitive will depend, in part, on our ability to:

    - enhance and improve the responsiveness, functionality and other features of the government portals we offer;

    - continue to develop our technical expertise;

    - develop and introduce new services, applications and technology to meet changing customer needs and preferences; and

    - influence and respond to emerging industry standards and other technological changes in a timely and cost-effective manner.

    We cannot assure you that we will be successful in responding to the above technological and industry challenges in a timely and cost-effective manner. If we are unable to integrate new technologies and industry standards effectively, our results of operations could be harmed.

WE COULD STILL FACE PROBLEMS RELATED TO THE YEAR 2000 ISSUE

    To date, our customers have not reported any problems with our government portals or software applications and products as a result of the commencement of the year 2000, and we have not experienced any impairment in our internal operations with the year 2000 issue. Nevertheless, computer experts have warned that there may still be residual consequences stemming from the change in centuries and, if these consequences become widespread, they could result in claims against us, a decrease in revenues generated by our government portals and software applications and products and services, increased operating expenses and other business interruptions.

WE DEPEND ON THE INCREASING USE OF THE INTERNET AND ON THE GROWTH OF ONLINE GOVERNMENT INFORMATION SYSTEMS. IF THE USE OF THE INTERNET AND ELECTRONIC GOVERNMENT INFORMATION SYSTEMS DO NOT GROW AS ANTICIPATED, OUR BUSINESS WILL BE SERIOUSLY HARMED

    Our business depends on the increased acceptance and use of the Internet as a medium for accessing public information and completing government filings and procurement contracts. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of individual and business customers may not adopt or continue to use the Internet as a medium for accessing government portals and other online services. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

    Our business would be seriously harmed if:

    - Use of the Internet and other online services does not continue to increase or increases more slowly than expected; or

    - The technology underlying the Internet and other online services does not effectively support any expansion that may occur.

IF THE INTERNET INFRASTRUCTURE FAILS TO DEVELOP OR BE ADEQUATELY MAINTAINED, OUR BUSINESS WOULD BE HARMED BECAUSE USERS MAY NOT BE ABLE TO ACCESS OUR GOVERNMENT PORTALS

    Our success depends on the increase in Internet usage generally and in particular as a means to access public information electronically. This in part requires the development and maintenance of the Internet infrastructure. If this infrastructure fails to develop or be adequately maintained, our business would be harmed because users may not be able to access our government portals. Among other things, this development and maintenance will require a reliable network backbone with the necessary speed, data capacity, security and timely development of complementary products for providing reliable Internet access and services.

    The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. If the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic on our government portals. Such outages and delays would also hinder our customers' ability to file UCC documents online, renew professional licenses electronically, file fuel tax applications and complete online government purchase orders and requisitions. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. If the Internet infrastructure is not adequately developed or maintained, use of our government portals and our government-to-citizen and government-to-business services may be reduced.

WE MAY BE HELD LIABLE FOR CONTENT THAT WE OBTAIN FROM GOVERNMENT AGENCIES

    Because we aggregate and distribute sometimes private and sensitive public information over the Internet, we may face potential liability for defamation, libel, negligence, invasion of privacy, copyright or trademark infringement, and other claims based on the nature and content of the material that is published on our government portals. Most of the agreements through which we obtain consent to disseminate this information do not contain indemnity provisions in our favor. These types of claims have been brought, sometimes successfully, against online services and Web sites in the past. We cannot assure you that our general liability insurance will be adequate to indemnify us for all liability that may be imposed. Any liability that is not covered by our insurance or is in excess of our insurance coverage could severely harm our business operations and financial condition.

CONCERNS OVER TRANSACTIONAL SECURITY MAY HINDER THE GROWTH OF OUR BUSINESS

    A significant barrier to electronic commerce is the secure transmission of confidential information over public networks. Any breach in our security could expose us to a risk of loss or litigation and possible liability. We rely on encryption and authentication technology licensed from third parties to provide secure transmission of confidential information. As a result of advances in computer capabilities, new discoveries in the field of cryptography or other developments, a compromise or breach of the algorithms we use to protect customer transaction data may occur. Because we provide information released from various government entities, we may represent an attractive target for security breaches.

    A compromise of our security or a perceived compromise of our security could severely harm our business. A party who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions or direct damage to our government portals. Also, should hackers obtain sensitive data and information, or create bugs or viruses in an attempt to sabotage the functionality of our products and services, we may receive negative publicity, incur liability to our customers or lose the confidence of the governments with which we contract, any of which may cause the termination or modification of our government contracts.

    We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price or at all.

OUR SYSTEMS MAY FAIL OR LIMIT USER TRAFFIC, WHICH COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Our communications hardware and computer hardware operations for delivering our electronic government services are located individually in each state or city where we provide those services. We cannot assure you that during the occurrence of fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events that the modem banks and direct dial-up connections we have to serve as back-up systems will not prevent damage to our systems or cause interruptions to our services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our government portals and could cause our clients to terminate agreements with us. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems.

    Our government portals must accommodate a high volume of traffic and deliver frequently updated information. These government portals may experience interruptions due to any failure or delay by government agencies in the transmission or receipt of this information. Due to holidays and technical problems with state computer systems, our Web sites have experienced slower response times or decreased traffic in the past and may experience the same incidents in the future. In addition, our users depend on Internet service providers, online service providers and other Web site operators for access to our government portals and other online government-to-citizen and government-to-business services. Many of these providers and operators have experienced significant outages in the past due to system failures unrelated to our systems, holidays and heavy user traffic, and could experience the same outages, delays and other difficulties in the future. Any of these system failures could harm our business, results of operations and financial condition.

ITEM 2. PROPERTIES

    Our principal administrative facility occupies a total of approximately 3,000 square feet at 12 Corporate Woods, 10975 Benson Street, Suite 390, Overland Park, Kansas 66210. All of our subsidiaries also lease their facilities. We believe our current facilities are adequate to meet our needs for the foreseeable future. We do not anticipate acquiring property or buildings in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. However, we are not currently subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Since July 15, 1999, the date of our initial public offering, our stock has traded on the Nasdaq National Market under the symbol "EGOV." The following table shows the range of high and low closing sales prices reported on the Nasdaq National Market for the periods indicated. On March 1, 2000, the closing price of our common stock was $50.625.

FISCAL YEAR ENDED DECEMBER 31, 1999                           HIGH       LOW
-----------------------------------                         --------   --------
Third Quarter (from July 15, 1999)........................  $28.25     $ 12.81
Fourth Quarter............................................  $39.63     $ 24.38

    As of March 1, 2000, there were approximately 158 holders of record of shares of the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

    For the year ended December 31, 1999, we have granted or issued and sold the following unregistered securities:

1. On February 8, 1999, we sold to Mr. Joseph Nemelka 69,304 shares of our common stock at $1.44 per share for approximately $100,000.

2. On February 9, 1999, we sold to Mr. James B. Dodd 173,258 shares of our common stock at $1.44 per share for approximately $250,000.

3. On March 1, 1999, we sold to Mr. Robert P. Chandler 69,302 shares of our common stock at $1.44 per share for approximately $100,000.

4. On March 1, 1999, we sold to Ms. Tamara Dukes 17,324 shares of our common stock at $1.44 per share for approximately $25,000.

5. On March 1, 1999, we sold to Mr. Richard L. Brown 17,324 shares of our common stock at $1.44 per share for approximately $25,000.

6. On May 16, 1999, we sold to Mr. Kevin C. Childress 23,727 shares of our common stock at $5.27 per share for approximately $125,000.

7. On September 15, 1999, we issued to Electric Press, Inc., 606,000 shares of unregistered common stock with a fair value of approximately $14.5 million.

    The issuances of securities in all the transactions above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only and not with a view to distribution and received or had access to adequate information about us or were deemed to be exempted in reliance on Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan or written compensation contract.

DIVIDEND POLICY

    Other than dividends paid while we were an S corporation, we have never declared or paid any cash dividends on shares of our common stock and do not anticipate declaring or paying dividends on our common stock in the foreseeable future. We expect that we will retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Form 10-K. On March 31, 1998, we exchanged our common stock for the common stock of five affiliated companies in a transaction referred to as the Exchange Offer. Prior to the completion of the Exchange Offer, we were a holding company with no operations of our own. The Exchange Offer consolidated five business units as operating subsidiaries under a holding company. Prior to April 1, 1998, our historical financial information reflects the results of our business unit formed to pursue new business opportunities and not the results of our business units operating in Indiana, Kansas, Arkansas and Nebraska. Accordingly, the historical comparison of our consolidated statement of operation data set forth below for the year ended December 31, 1999, against the years ended December 31, 1998, 1997, 1996 and 1995 is not necessarily meaningful. For additional information on the Exchange Offer, refer to note 3 in the notes to consolidated financial statements included in this Form 10-K.

                                                                   YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1995       1996       1997       1998       1999
                                                     --------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues...........................................   $    3     $ 236      $  966    $28,624    $ 56,966
Cost of revenues...................................       --        21           5     21,211      42,191
Gross profit.......................................        3       215         991      7,413      14,775
Operating income (loss)............................       (9)        8        (277)    (7,205)    (14,470)
Net income (loss)..................................       (9)        8        (277)    (7,896)    (10,730)
Net income (loss) per share-basic and diluted......    (0.47)     0.00       (0.01)     (0.21)      (0.23)

                                                                         DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1995       1996       1997       1998       1999
                                                     --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..........................   $   --     $  --      $  179    $ 1,311    $  9,527
Marketable securities..............................       --        --          --         --      82,481
Total assets.......................................       14       110         326     17,249     133,661
Bank lines of credit...............................       --        --          --      1,024          --
Long-term debt (includes current portion of notes
  payable/capital lease obligations)...............       --        --          30        745         458
Total shareholders' equity.........................      (15)       95         188     10,912     128,089

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

    This Form 10-K includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "believe," we "plan, we "intend" or we "anticipate" are forward-looking statements. Investors should be aware that actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully.

OVERVIEW

    In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

    We are a provider of Internet-based, electronic government services that help governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. We enter into contracts with governments and on their behalf design, build and operate Internet-based portals. These portals consist of Web sites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver's license records or filing a form or report. We also provide an online system for government procurement through our recently acquired subsidiary, eFed, as further discussed below. In addition, on February 16, 2000, we signed a definitive agreement to acquire SDR Technologies Inc. ("SDR"), which is the leading developer of online elections and ethics filing systems as further discussed below. Our unique business model allows us to reduce our government clients' financial and technology risks and obtain revenue by charging fees for electronic government services and remitting a portion to our government clients. Our clients benefit because they gain a centralized, customer-focused presence on the Internet, and businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments.

    We currently provide Internet-based electronic government services for the state governments of Arkansas, Georgia, Indiana, Iowa, Kansas, Maine, Nebraska, Utah and Virginia and the city-county government of the City of Indianapolis and Marion County, Indiana. We have recently been selected to provide services to and have entered into contracts with the states of Hawaii and Idaho. We typically enter into three to five year contracts with our government clients and manage operations through separate subsidiaries that operate as decentralized business units with a high degree of autonomy. Under these contracts, each local business unit helps its government client implement, develop, manage and enhance a single, comprehensive portal for conducting transactions and delivering information to businesses and citizens online, and we remit to the government a share of the fee revenue we obtain through use of the portal for transactions. In our government contracts with Georgia and Iowa, we provide consulting, development and management services for these government portals predominantly under a fixed-price model. Subscription-based and transaction-based fees charged for access to motor vehicle records and corporate filings accounted for over 89% of our revenues for the years ended December 31, 1999 and 1998. We believe that while these applications will continue to be important sources of revenues, their contributions as a percentage of our total revenues will decline as other sources grow.

    We charge for access to records on a per-record basis and, depending upon government policies, also on a fixed or sliding scale bulk basis. Our fees are set by negotiation with the government agencies that control the records and are typically approved by a government sanctioned oversight body. We recognize revenues from transactions on an accrual basis and bill end-user customers primarily on a monthly basis. We typically receive a majority of payments via electronic funds transfer and credit card within 20 days of billing and remit payment to governments within 60 days of the transaction. Government agency fees and amounts payable to the primary contracting governmental entities are also accrued as cost of revenues and accounts payable at the time revenues are recognized.

    Revenues from state portal business units are highly correlated to population, but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises and the government entity's development of policy and information technology infrastructure supporting electronic government.

    Substantially all of our cost of revenues consist of payments we make to our government clients. The pricing, costs and gross margin derived from these transactions vary by the type of transaction and by state.

ACQUISITION OF EFED

    On September 15, 1999, we completed the acquisition of eFed, a market leader in Internet-based procurement solutions for governments. eFed designs, develops and manages online procurement software and services for federal and state markets. Already contracting with 11 federal agencies, eFed provides new and proven value-added applications to our existing government partners, as well as potential new entry points into other federal, state and local sectors. For additional information relating to our acquisition of eFed, refer to note 4 in the notes to consolidated financial statements included in this Form 10-K.

    On March 3, 2000, eFed entered into an operating agreement with Bank of America Corporation, through its subsidiary Bank of America, N.A. (USA), to create a limited liability company to offer state and local governments the first Web-based business-to-business procurement, payment and reconciliation service. The two companies will share revenues generated by the limited liability company. In addition, the letter of intent provides that Bank of America will have the opportunity to become a strategic investor in our company upon the achievement of certain revenue performance criteria by the new company. Warrants of 0.75% up to 2.5% of the current fully diluted shares of our outstanding common stock will become exercisable upon achieving certain cumulative revenue targets by December 31, 2004. These warrants are priced in two equally sized series at $34.44 and $44.77. Once exercisable, Bank of America will have until the later of December 31, 2005, or 24 months to exercise the warrants on the shares. For additional information on our strategic business relationship with Bank of America, refer to note 20 in the notes to consolidated financial statements included in this Form 10-K.

PENDING ACQUISITION OF SDR TECHNOLOGIES, INC.

    On February 16, 2000, we signed a definitive agreement to acquire SDR, a provider of Internet-based applications for governments, in exchange for approximately 2.1 million shares of our common stock. SDR designs and develops online election and ethics filing systems for federal, state and local government agencies. SDR has also developed a number of Internet-based applications for tax filings, business filings, professional licensing, and automobile registrations. The SDR acquisition will be accounted for as a purchase and is expected to close by the end of March 2000. For additional information on the acquisition of SDR, refer to note 20 in the notes to consolidated financial statements included in this Form 10-K.

OTHER RECENT DEVELOPMENTS

    On January 14, 2000, we merged our Application Services Division with Conquest Softworks, LLC. The combined entity holds contracts with state and local governments for Web-enabling the back-office systems and processes for business-to-government filings. NIC Conquest, the newly formed entity, is a provider of software applications and services for electronic filings and document management solutions for government. Its products include UCCDataNet State Imaging and Filing System, a comprehensive UCC office management system; uccfile.com Web Browser Interface, which allows Web access to filings;

and County Suite Filing and Imaging Systems, which extends filing capabilities to land records and other filing types. We own approximately 65% of NIC Conquest. NIC Conquest employees and other shareholders who were previously shareholders of Conquest Softworks, LLC own the remainder. During the first quarter of 2000, it is estimated that NIC Conquest will incur approximately $500,000 in non-cash compensation expenses related to the sale of common stock to employees in connection with this transaction. For additional information on the merger, refer to note 20 in the notes to consolidated financial statements included in this Form 10-K.

    On February 22, 2000, we filed a registration statement on Form S-1 for an offering of approximately 8.1 million shares of our common stock. We intend to issue four million new shares of common stock with the remainder to be offered by selling shareholders. The offering has not yet been declared effective by the Securities and Exchange Commission.

RESULTS OF OPERATIONS

    On March 31, 1998, we exchanged our common stock for the common stock of five affiliated companies, in a transaction referred to as the Exchange Offer. Prior to the completion of the Exchange Offer, we were a holding company with no operations of our own. Our Exchange Offer consolidated five business units as operating subsidiaries under our holding company.

    Prior to April 1, 1998, our historical financial information reflects the results of our business unit formed to pursue new business opportunities, and not the results of our business units operating in Indiana, Kansas, Arkansas and Nebraska. For example, for the year ended December 31, 1998, revenues for all of our business units were $36.5 million, while the reported revenues of $28.6 million for the year ended December 31, 1998 represents 12 months of one of our business units and only nine months of the other four business units. Total expenses are likewise not comparable. Accordingly, we believe that the historical comparison of our results of operations for the year ended
December 31, 1999 against the year ended December 31, 1998, and the year ended December 31, 1998 against the year ended December 31, 1997, is not necessarily meaningful. For additional information on the Exchange Offer, refer to note 3 in the notes to consolidated financial statements included in this Form 10-K.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

    REVENUES. Revenues were $57.0 million for the year ended December 31, 1999 compared to $28.6 million for the year ended December 31, 1998. This increase was primarily attributable to $8.3 million in revenues from our four initial business units included in reported revenues in the first quarter of 1999 compared to none reported in 1998 prior to the March 31, 1998 Exchange Offer, a $16.1 million increase in revenues from our state business units that became operational during the second half of 1998 and third quarter of 1999, a $2.0 million increase in same state business volumes, a $1.6 million increase in revenues relating to our eFed division and a $400,000 increase in revenues from our Application Services Division. With all business units included for the entire period, combined revenues were $36.5 million for the year ended
December 31, 1998.

    Revenues increased to $28.6 million for the year ended December 31, 1998 from $1.0 million for the year ended December 31, 1997. The increase in 1998 was primarily attributable to $23.1 million in revenues from our four initial business units subsequent to March 31, 1998 and $4.5 million in revenues from the addition of new state business units that became operational during the latter part of 1998.

    Total revenues for our four initial business units were $31.0 million for the year ended December 31, 1998 and $23.4 million for the year ended
December 31, 1997. The increase was primarily attributable to a $5.6 million revenue increase from one of the initial business units that became operational during the latter part of 1997 and to increases in same state business volumes.

    COST OF REVENUES. Cost of revenues increased to $42.2 million for the year ended December 31, 1999 from $21.2 million for the year ended December 31, 1998. This increase was primarily attributable to $6.5 million from our four initial business units included in reported cost of revenues in the first quarter of 1999 compared to none reported in 1998 prior to the March 31, 1998 Exchange Offer, $12.8 million from our state business units that became operational during the second half of 1998 and third quarter of 1999 and $1.7 million from same state business unit growth. With all business units included for the entire period, combined cost of revenues was $27.4 million for the year ended
December 31, 1998.

    Cost of revenues increased to $21.2 million for the year ended December 31, 1998 from $5,000 for the year ended December 31, 1997. The increase in 1998 was primarily attributable to $18.1 million in cost of revenues for our four initial business units and $3.1 million in cost of revenues from the addition of new state business units.

    Total cost of revenues for our four initial business units was $24.3 million for the year ended December 31, 1998 and $18.4 million for the year ended December 31, 1997. This increase was mainly due to $4.9 million in cost of revenues from the business unit that became operational in the latter part of 1997 and to the cost of revenues associated with the increase in same state business volumes.

    GROSS PROFIT. Gross profit increased to $14.8 million for the year ended December 31, 1999 from $7.4 million for the year ended December 31, 1998. This increase is primarily due to $1.8 million from our initial four business units, $3.4 million from new state business units that became operational in the second half of 1998 and third quarter of 1999, $300,000 from same state business unit growth, $1.5 million from our eFed division and $400,000 from our Application Services Division. Offsetting costs of our Application Services Division are reported in service development and operations in the consolidated statements of operations. With all business units included for the entire period, combined gross profit was $9.1 million for the year ended December 31, 1998.

    The gross margin rate was 26.0% of revenues for the year ended December 31, 1999 compared to 25.9% for the year ended December 31, 1998. With the four initial business units included for the entire period, the gross margin rate would have been 25.0% for the year ended December 31, 1998. The slight increase in gross margin rate in 1999 is primarily attributable to the margins achieved by our eFed division, which has a significantly higher margin rate than our state business units.

    Gross profit increased to $7.4 million for the year ended December 31, 1998 from $991,000 for the year ended December 31, 1997. The increase in 1998 was primarily attributable to $5.0 million in cost of revenues for our four initial business units and $1.4 million in cost of revenues from the addition of new state business units.

    Total gross profit for our four initial business units was $6.7 million for the year ended December 31, 1998 and $5.0 million for the year ended
December 31, 1997. This increase was mainly due to $700,000 of gross profit from the business unit that became operational in the latter part of 1997 and to the gross profit associated with the increase in same state business volumes. The gross margin rate for our four initial business units was 21.6% for the year ended December 31, 1998 and 21.4% for the year ended December 31, 1997.

    SERVICE DEVELOPMENT AND OPERATIONS. Service development and operations costs increased to $5.9 million for the year ended December 31, 1999 from $3.9 million for the year ended December 31, 1998. The increase was due primarily to $600,000 from our initial four business units, $700,000 from new state business units that became operational in the second half of 1998 and second half of 1999, $500,000 from same state expense increases, and $400,000 from our eFed division. In the fourth quarter of 1998, we recorded a $1.3 million non-cash charge in our Application Services Division for anticipated costs in excess of revenues on obligations under our application services contracts. We recorded additional non-cash charges totaling
$1.1 million in 1999 for additional expected losses on our application services contracts.

    Service development and operations costs increased to $3.9 million for the year ended December 31, 1998 from $224,000 for the year ended December 31, 1997. The increase in 1998 was primarily attributable to $1.8 million from our four initial business units, $500,000 from additional state business units, and from our Application Services Division, for which we recorded a $1.3 million charge in the fourth quarter of 1998 as discussed above.

    Total service development and operations costs for our four initial business units were $2.2 million for the year ended December 31, 1998 and $1.1 million for the year ended December 31, 1997. This increase was primarily due to $500,000 in costs incurred by one of our initial business units for work performed for our Application Services Division, $200,000 from the business unit that became operational in the latter part of 1997, and costs associated with the development of new applications.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased to $9.2 million for the year ended December 31, 1999 from $4.2 million for the year ended December 31, 1998. This increase was primarily attributable to $700,000 in costs from our four initial business units, $1.2 million from new business units that became operational in the second half of 1998 and third quarter of 1999, $800,000 from our eFed division, and a $2.2 million increase in corporate level expenses as a result of our overall growth, including the addition of corporate level marketing, finance and management personnel.

    Selling, general and administrative costs increased to $4.2 million for the year ended December 31, 1998 from $660,000 for the year ended December 31, 1997. The increase in 1998 was primarily attributable to $2.4 million from our four initial business units and $1.0 million from the addition of new state business units.

    Total selling, general and administrative costs for our four initial business units were $3.2 million for the year ended December 31, 1998 and $2.5 million for the year ended December 31, 1997. This increase was primarily attributable to $300,000 in costs from the business unit that became operational in the latter part of 1997 and an overall increase in insurance, recruiting and payroll-related expenses attributable to the growth in the other initial business units.

    STOCK COMPENSATION. Stock compensation increased to $3.2 million for the year ended December 31, 1999 from $600,000 for the year ended December 31, 1998. This increase was due to compensation expense recognized on stock sales to senior level executives in the first half of 1999 and on stock options granted to senior level executives and other key employees in late 1998 and 1999. From February 1999 through May 1999, we sold approximately 370,000 shares of common stock to key employees and recognized approximately $1.6 million in compensation expense for the amount by which the fair value of common stock sold exceeded the amount paid. In addition, we recognized approximately $1.6 million in compensation expense for the year ended December 31, 1999 relating to stock options.

    Stock compensation increased to $600,000 for the year ended December 31, 1998 from $400,000 for the year ended December 31, 1997.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $11.0 million for the year ended December 31, 1999 from $5.9 million for the year ended December 31, 1998. This increase is due to an additional quarter of intangible asset amortization in 1999 resulting from the Exchange Offer of $1.9 million and the amortization of the software intangible and goodwill resulting from our acquisition of eFed on September 15, 1999 of $2.8 million. The remainder of the increase is attributable to additional depreciation expense, as additions to property and equipment in 1999 were approximately $1.8 million.

    Depreciation and amortization increased to $5.9 million for the year ended December 31, 1998 from $14,000 for the year ended December 31, 1997. The 1998 expense consisted primarily of amortization of goodwill and intangible assets resulting from the completion of the Exchange Offer.

    OPERATING LOSS. Operating loss for the year ended December 31, 1999 was $14.5 million compared to $7.2 million for the year ended December 31, 1998. Excluding non-cash charges for stock compensation, depreciation and amortization, and the loss contract charges in our Application Services Division, operating income would have been $800,000 for the year ended December 31, 1999 compared to $500,000 for the year ended December 31, 1998. Pro forma operating income would have been $1.0 million for the year ended
December 31, 1998.

    OTHER INCOME, NET. We have placed the proceeds from our July 20, 1999 initial public offering in short-term, investment-grade, interest-bearing marketable securities. For the year ended December 31, 1999, the increase in other income, net, primarily reflects interest income earned on these investments.

    INCOME TAXES.  We recognized an income tax benefit of approximately
$1.4 million for the year ended December 31, 1999. This provision was partially attributable to a taxable net loss in the current year. The income tax benefit is less than the amount customarily expected because of expenses that are not deductible for tax purposes including amortization of goodwill from the Exchange Offer and certain stock compensation costs. In addition, certain temporary differences gave rise to deferred tax assets relating to non-qualified stock option expense and intangible asset amortization as a result of the eFed acquisition. These deferred tax assets were partially offset by deferred tax liabilities relating to depreciation, discount accretion on our marketable securities, and amortization of contract intangibles as a result of our March 31, 1998 Exchange Offer. We recognized an income tax provision of $659,000 for the year ended December 31, 1998. This provision was attributable to a one-time $1.4 million provision for deferred taxes on our conversion to a C corporation and to goodwill amortization relating to the Exchange Offer and a portion of stock compensation being non-deductible for tax purposes. For the year ended December 31, 1997, we were an S corporation and did not record income tax expense.

SELECTED HISTORICAL QUARTERLY OPERATING RESULTS

    The following table presents certain historical consolidated statement of operations data for our 12 most recent quarters ended December 31, 1999. Actual results of operations data are presented for all periods. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the unaudited information for the quarters presented. You should read this information in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of results that we might achieve for any subsequent periods. In addition, the quarterly results of operations prior to April 1, 1998 only reflect the results of our business unit formed to pursue new business opportunities.

                          MAR. 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MAR. 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                            1997        1997         1997        1997        1998        1998         1998        1998
                          ---------   ---------   ----------   ---------   ---------   ---------   ----------   ---------
                                                     (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenues................   $   200     $   216      $   285     $   295     $   361     $ 8,494      $ 9,773     $ 9,996
Cost of revenues........        --          --            2           3           1       6,152        7,347       7,711
                           -------     -------      -------     -------     -------     -------      -------     -------
Gross profit............       200         216          283         292         360       2,342        2,426       2,285
                           -------     -------      -------     -------     -------     -------      -------     -------
Operating Expenses:
  Service, development
    and operations......        44          48           53          79         135         676          806       2,268
  Selling, general and
    administrative......       111         162          145         242         325       1,381        1,219       1,317
  Stock compensation....        --          --          146         224          --         259           --         310
  Depreciation and
    amortization........         2           2            3           7          24       1,968        1,962       1,968
                           -------     -------      -------     -------     -------     -------      -------     -------
  Total operating
    expenses............       157         212          347         552         484       4,284        3,987       5,863
                           -------     -------      -------     -------     -------     -------      -------     -------
Operating income
  (loss)................        43           4          (64)       (260)       (124)     (1,942)      (1,561)     (3,578)
                           -------     -------      -------     -------     -------     -------      -------     -------
Other income (expense):
  Interest expense......        --          --           --          --          --         (19)         (31)        (38)
  Other income, net.....        --          --           --          --          --          15           24          17
                           -------     -------      -------     -------     -------     -------      -------     -------
  Total other income
    (expense)...........        --          --           --          --          --          (4)          (7)        (21)
Income (loss) before
  income taxes..........        43           4          (64)       (260)       (124)     (1,946)      (1,568)     (3,599)
Income taxes............        --          --           --          --          --          --          370         289
                           -------     -------      -------     -------     -------     -------      -------     -------
Net income (loss).......   $    43     $     4      $   (64)    $  (260)    $  (124)    $(1,946)     $(1,938)    $(3,888)
                           =======     =======      =======     =======     =======     =======      =======     =======
Net income (loss) per
  share:
  Basic and diluted.....   $  0.00     $  0.00      $ (0.00)    $ (0.01)    $ (0.01)    $ (0.05)     $ (0.05)    $ (0.09)
                           =======     =======      =======     =======     =======     =======      =======     =======
  Weighted average
    shares
    outstanding.........    20,532      20,536       20,826      21,527      22,679      41,946       42,066      42,066
                           =======     =======      =======     =======     =======     =======      =======     =======

                          MAR. 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                            1999        1999         1999        1999
                          ---------   ---------   ----------   ---------
                            (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenues................   $11,455     $13,311      $15,691     $16,509
Cost of revenues........     8,604      10,220       11,672      11,696
                           -------     -------      -------     -------
Gross profit............     2,851       3,091        4,019       4,813
                           -------     -------      -------     -------
Operating Expenses:
  Service, development
    and operations......       935       1,655        1,362       1,924
  Selling, general and
    administrative......     1,518       1,742        2,226       3,727
  Stock compensation....     1,699         648          388         453
  Depreciation and
    amortization........     2,001       1,987        2,421       4,559
                           -------     -------      -------     -------
  Total operating
    expenses............     6,153       6,032        6,397      10,663
                           -------     -------      -------     -------
Operating income
  (loss)................    (3,302)     (2,941)      (2,378)     (5,850)
                           -------     -------      -------     -------
Other income (expense):
  Interest expense......       (37)        (50)         (58)        (24)
  Other income, net.....        17          22        1,130       1,325
                           -------     -------      -------     -------
  Total other income
    (expense)...........       (20)        (28)       1,072       1,301
Income (loss) before
  income taxes..........    (3,322)     (2,969)      (1,306)     (4,549)
Income taxes............       (23)       (466)         136      (1,063)
                           -------     -------      -------     -------
Net income (loss).......   $(3,299)    $(2,503)     $(1,442)    $(3,486)
                           =======     =======      =======     =======
Net income (loss) per
  share:
  Basic and diluted.....   $ (0.08)    $ (0.06)     $ (0.03)    $ (0.07)
                           =======     =======      =======     =======
  Weighted average
    shares
    outstanding.........    42,243      42,494       50,968      53,130
                           =======     =======      =======     =======

    We expect results of operations to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. See "Other Factors Affecting Our Business--Our quarterly operating results are volatile and difficult to predict" and "--The seasonality of use for some of our electronic government products and services may harm our fourth quarter results of each calendar year" for more information on quarterly fluctuations and seasonality and how it affects our business.

    We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and you should not rely on them as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In such event, the trading price of our common stock may decline.

LIQUIDITY AND CAPITAL RESOURCES

    On July 20, 1999, we completed our initial public offering, selling an aggregate of 10 million new shares of common stock for net proceeds of approximately $109.4 million after deducting underwriting discounts, commissions and expenses. The net proceeds have been placed in short-term, investment-grade, interest-bearing marketable securities. In addition to $82.5 million of short-term marketable securities, our liquid resources at December 31, 1999 include cash and cash equivalents of approximately $9.5 million and unused operating lines of credit totaling approximately $2.5 million. Each of our business units maintains operating lines of credit and equipment lines of credit on identical or substantially similar terms and conditions from the same bank.

    Net cash used in operating activities was approximately $2.3 million for the year ended December 31, 1999 compared to net cash provided by operating activities of $354,000 for the year ended December 31, 1998. The increase in cash used in operations is primarily attributable to increased working capital needs in the current year as a result of our overall growth. Corporate level expenses increased in the current year as a result of strategic infrastructure investments, including the addition of corporate level marketing, finance and management personnel. We expect operating cash flow to be negative for at least the first two quarters of 2000 as a result of our continued investment in corporate infrastructure and growth strategies.

    Investing activities resulted in net cash used of approximately
$97.5 million for the year ended December 31, 1999, reflecting the purchase of marketable securities with the net proceeds from our initial public offering and the $15.0 million cash outlay for our acquisition of eFed.

    Cash flow provided by financing activities was $108.1 million for the year ended December 31, 1999, reflecting the net proceeds received from our initial public offering, a portion of which was used to pay down all amounts outstanding under our operating lines of credit. In addition, approximately $719,000 was received from employee stock purchase and stock option transactions.

    We anticipate that our current resources will be sufficient to meet our present working capital and capital expenditure requirements for the next nine to twelve months.

    From time to time, we expect to evaluate the acquisition of businesses and technologies that complement our business. Acquisitions may involve a cash investment.

YEAR 2000 READINESS

    Many currently installed computer systems and software products were coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results. We have not experienced any significant software failures or the creation of erroneous results due to the Year 2000 date change.

    We have conducted an internal review of software systems that we use for portal management, network monitoring, quality assurance, applications and information and transaction processing. Because we developed most of these software systems internally after the Year 2000 problem was already known, we were largely able to anticipate four digit requirements. In connection with ongoing reviews of our government portals, we also are reviewing our computer infrastructure, including network equipment and servers. We did not experience and do not anticipate any material problems with network equipment, as the majority of our current configuration have been installed or upgraded with Year 2000 ready systems. Similarly, we purchased most of our servers within the past four years. With this relatively current equipment, we do not anticipate material Year 2000 readiness problems, and have replaced any servers that could not be updated either in the normal replacement cycle or on an accelerated basis.

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

    We have made inquiries of vendors of systems we believe to be mission critical to our business regarding their Year 2000 readiness. Although we have received various assurances, we have not received affirmative documentation of Year 2000 readiness from any of these vendors and we have not performed any operational tests on our internal systems. We generally do not have contractual rights with third-party providers should their equipment or software fail due to Year 2000 issues. If this third-party equipment or software does not operate properly with regard to Year 2000, we may incur unexpected expenses to remedy any problems. These expenses could potentially include purchasing replacement hardware and software. We have not determined the state of readiness of some of our third-party suppliers of information and services, phone companies, long distance carriers, financial institutions and electric companies, the failure of any one of which could severely disrupt our ability to conduct our business. However, we have not experienced any problems.

    Concurrently with our analysis of our internal systems, we have surveyed third-party entities with which we transact business, including government clients, critical vendors and financial institutions, for Year 2000 readiness. While no major issues have been discovered, we cannot be certain their systems will not impact our operations. Our government clients typically have addressed Year 2000 issues on an agency-by-agency basis under an overall Year 2000 program. We are monitoring regularly the Year 2000 progress of those agencies that account for high transaction and revenue volumes through our portals. We believe that many, though not all, of these agencies have completed Year 2000 readiness implementation. We cannot estimate the effect, if any, that non-ready systems of these entities could have on our business, results of operations or financial condition, and there can be no assurances that the impact, if any, would not be material. However, we have not experienced any problems.

    We anticipate that our review of Year 2000 issues will continue throughout 2000. The costs incurred to date to remediate our Year 2000 issues have not been material. If any Year 2000 issues are uncovered with respect to these systems or our other internal systems, we believe that we will be able to resolve these problems without material difficulty, as replacement systems are available on commercially reasonable terms. Presently, we have included the total remaining cost of addressing Year 2000 issues within our existing information technology budget. We did not experience any Year 2000 complications as a result of the date change, and we do not anticipate any Year 2000 complications in the future based on a number of assumptions. However, these assumptions may not be accurate, which could cause our actual results to differ materially from those anticipated. In view of our Year 2000 review and remediation efforts to date, the recent passing of the date change to the year 2000, the recent development of a number of our products and services and the recent installation of our networking equipment and servers, we do not consider Year 2000 contingency planning to be necessary.

    Our applications operate in complex network environments and directly and indirectly interact with a number of external hardware and software systems. We are unable to predict to what extent our business may be affected if our systems or the systems that operate in conjunction with our systems experience a material Year 2000 failure. The most likely worst case scenarios are that the Internet infrastructure fails or the internal systems of our government clients fail, either of which would render us unable to provide products and services, which would harm our business. Additionally, known or unknown errors or defects that affect the operation of our software and systems could result in delay or loss of revenue, interruption of services, cancellation of contracts and memberships, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could harm our business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relate to the increase or decrease in the amount of interest income we can earn on our short-term investments in marketable debt securities and cash balances. Because our investments are in short-term, investment-grade, interest-bearing securities, we are exposed to minimal risk on the principal of those investments. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and investment risk. We do not use derivative financial instruments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     NATIONAL INFORMATION CONSORTIUM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 1,310,751   $  9,527,389
  Marketable securities.....................................           --     82,480,760
  Trade accounts receivable.................................    2,908,043      6,009,925
  Deferred income taxes.....................................           --        157,663
  Prepaid expenses..........................................       47,133        278,868
  Other current assets......................................       67,311        614,044
                                                              -----------   ------------
    Total current assets....................................    4,333,238     99,068,649
Property and equipment, net.................................    1,229,415      2,998,376
Deferred income taxes.......................................           --        693,802
Other assets................................................       17,183        253,665
Intangible assets, net......................................   11,669,059     30,646,446
                                                              -----------   ------------
    Total assets............................................  $17,248,895   $133,660,938
                                                              ===========   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 2,376,505   $  3,804,996
  Accrued expenses..........................................      227,106        872,795
  Income taxes payable......................................       68,700         83,653
  Deferred income taxes.....................................      164,234             --
  Bank lines of credit......................................    1,023,592             --
  Capital lease obligations--current portion................      235,323        189,931
  Notes payable--current portion............................       50,000         50,000
  Application services contracts............................    1,256,000        231,969
  Other current liabilities.................................       49,465        120,469
                                                              -----------   ------------
    Total current liabilities...............................    5,450,925      5,353,813
Capital lease obligation--long-term portion.................      409,989        218,164
Notes payable--long term portion............................       50,000             --
Deferred income taxes.......................................      425,878             --
                                                              -----------   ------------
    Total liabilities.......................................    6,336,792      5,571,977
                                                              -----------   ------------
Commitments and contingencies (Notes 4, 10, 13 and 20)......           --             --
Shareholders' equity:
  Common stock, no par, 200,000,000 shares authorized
    42,066,181 and 53,165,370 shares issued and
    outstanding.............................................           --             --
  Additional paid-in capital................................   19,551,646    149,035,928
  Accumulated deficit.......................................   (5,825,966)   (16,556,526)
  Accumulated other comprehensive income....................           --          1,731
                                                              -----------   ------------
  ..........................................................   13,725,680    132,481,133
  Less notes and stock subscriptions receivable.............           --        (30,000)
  Less deferred compensation expense........................   (2,813,577)    (4,362,172)
                                                              -----------   ------------
    Total shareholders' equity..............................   10,912,103    128,088,961
                                                              -----------   ------------
    Total liabilities and shareholders' equity..............  $17,248,895   $133,660,938
                                                              ===========   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     NATIONAL INFORMATION CONSORTIUM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1997         1998           1999
                                                         ----------   -----------   ------------
Revenues...............................................  $  996,550   $28,623,656   $ 56,966,128
Cost of revenues.......................................       5,168    21,210,632     42,190,835
                                                         ----------   -----------   ------------
  Gross profit.........................................     991,382     7,413,024     14,775,293
                                                         ----------   -----------   ------------
Operating expenses:
  Service development and operations...................     224,128     3,884,810      5,876,294
  Selling, general and administrative..................     660,254     4,241,780      9,212,837
  Stock compensation...................................     370,235       568,869      3,188,051
  Depreciation and amortization........................      13,679     5,922,396     10,968,482
                                                         ----------   -----------   ------------
  Total operating expenses.............................   1,268,296    14,617,855     29,245,664
                                                         ----------   -----------   ------------
Operating loss.........................................    (276,914)   (7,204,831)   (14,470,371)
                                                         ----------   -----------   ------------
Other income (expense):
  Interest expense.....................................          --       (88,161)      (168,872)
  Other income, net....................................         111        55,839      2,492,460
                                                         ----------   -----------   ------------
  Total other income (expense).........................         111       (32,322)     2,323,588
                                                         ----------   -----------   ------------
Loss before income taxes...............................    (276,803)   (7,237,153)   (12,146,783)
Income tax expense (benefit)...........................          --       658,813     (1,416,223)
                                                         ----------   -----------   ------------
Net loss...............................................  $ (276,803)  $(7,895,966)  $(10,730,560)
                                                         ==========   ===========   ============
Net loss per share:
  Basic and diluted....................................  $    (0.01)  $     (0.21)  $      (0.23)
                                                         ==========   ===========   ============
Weighted average shares outstanding....................  20,857,785    37,242,423     47,278,461
                                                         ==========   ===========   ============
Pro forma tax provision (unaudited)-Note 12:
  Net loss.............................................  $ (276,803)  $(7,895,966)
  Pro forma provision for income taxes.................      36,438    (1,516,894)
                                                         ----------   -----------
  Pro forma net loss...................................  $ (313,241)  $(6,379,072)
                                                         ==========   ===========
  Pro forma basic and diluted loss per share...........  $    (0.02)  $     (0.17)
                                                         ==========   ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     NATIONAL INFORMATION CONSORTIUM, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                      NOTES                       ACCUMULATED
                                COMMON STOCK         ADDITIONAL                     AND STOCK       DEFERRED         OTHER
                            ---------------------     PAID-IN      ACCUMULATED    SUBSCRIPTIONS   COMPENSATION   COMPREHENSIVE
                              SHARES      AMOUNT      CAPITAL        DEFICIT       RECEIVABLE       EXPENSE         INCOME
                            ----------   --------   ------------   ------------   -------------   ------------   -------------
Balance, January 1,
  1997....................  20,357,609     $ --     $    102,600   $     (7,552)    $      --     $        --       $   --
Net loss..................          --       --               --       (276,803)           --              --           --
Distributions to
  shareholders............          --       --               --       (130,327)           --              --           --
Issuance of common stock
  to employees............   1,930,600       --          524,835             --       (25,000)             --           --
                            ----------     ----     ------------   ------------     ---------     -----------       ------

Balance, December 31,
  1997....................  22,288,209       --          627,435       (414,682)      (25,000)             --           --
Common stock issued in
  exchange................  19,255,155       --       18,539,814             --            --              --           --
Net loss..................          --       --               --     (7,895,966)           --              --           --
Distributions to
  shareholders............          --       --               --       (838,367)           --              --           --
Termination of Subchapter
  S election..............          --       --       (3,323,049)     3,323,049            --              --           --
Issuance of common stock
  to employees............     522,817       --          583,333             --            --              --           --
Stock options granted with
  exercise price less than
  fair market value at
  date of grant...........          --       --        3,124,113             --            --      (2,855,390)          --
Deferred compensation
  expense recognized......          --       --               --             --            --          41,813           --
Stock subscriptions
  received................          --       --               --             --        25,000              --           --
                            ----------     ----     ------------   ------------     ---------     -----------       ------

Balance, December 31,
  1998....................  42,066,181       --       19,551,646     (5,825,966)           --      (2,813,577)          --
Net loss..................          --       --               --    (10,730,560)           --              --           --
Stock options granted with
  exercise price less than
  fair market value at
  date of grant...........          --       --        3,436,752             --            --      (3,144,152)          --
Stock options exercised...     122,954       --          177,018             --            --              --           --
Stock options cancelled...          --       --         (274,056)            --            --         274,056           --
Deferred compensation
  expense recognized......          --       --               --             --            --       1,321,501           --
Issuance of common stock
  to employees............     370,235       --        2,198,950             --      (250,000)             --           --
Issuance of common stock
  from initial public
  offering, net of
  expenses................  10,000,000       --      109,439,618             --            --              --           --
Issuance of common stock
  to acquire business.....     606,000       --       14,506,000             --            --              --           --
Stock subscriptions
  received................          --       --               --             --       220,000              --           --
Unrealized holding gain on
  marketable securities...          --       --               --             --            --              --        1,731
                            ----------     ----     ------------   ------------     ---------     -----------       ------

Balance, December 31,
  1999....................  53,165,370     $ --     $149,035,928   $(16,556,526)    $ (30,000)    $(4,362,172)      $1,731
                            ==========     ====     ============   ============     =========     ===========       ======


                               TOTAL
                            ------------
Balance, January 1,
  1997....................  $     95,048
Net loss..................      (276,803)
Distributions to
  shareholders............      (130,327)
Issuance of common stock
  to employees............       499,835
                            ------------
Balance, December 31,
  1997....................       187,753
Common stock issued in
  exchange................    18,539,814
Net loss..................    (7,895,966)
Distributions to
  shareholders............      (838,367)
Termination of Subchapter
  S election..............            --
Issuance of common stock
  to employees............       583,333
Stock options granted with
  exercise price less than
  fair market value at
  date of grant...........       268,723
Deferred compensation
  expense recognized......        41,813
Stock subscriptions
  received................        25,000
                            ------------
Balance, December 31,
  1998....................    10,912,103
Net loss..................   (10,730,560)
Stock options granted with
  exercise price less than
  fair market value at
  date of grant...........       292,600
Stock options exercised...       177,018
Stock options cancelled...            --
Deferred compensation
  expense recognized......     1,321,501
Issuance of common stock
  to employees............     1,948,950
Issuance of common stock
  from initial public
  offering, net of
  expenses................   109,439,618
Issuance of common stock
  to acquire business.....    14,506,000
Stock subscriptions
  received................       220,000
Unrealized holding gain on
  marketable securities...         1,731
                            ------------
Balance, December 31,
  1999....................  $128,088,961
                            ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     NATIONAL INFORMATION CONSORTIUM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                1997         1998           1999
                                                              ---------   -----------   -------------
Cash flows from operating activities:
  Net loss..................................................  $(276,803)  $(7,895,966)  $ (10,730,560)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................     13,679     5,922,396      10,968,482
    Compensation expense recognized related to sale of
      common stock..........................................    370,235       258,333       1,573,950
    Compensation expense recognized related to stock
      options...............................................         --       310,536       1,614,101
    (Gain) loss on disposals of property and equipment......      1,200       (12,639)           (312)
    Accretion of discount on marketable securities..........         --            --      (1,968,000)
    Application services contracts..........................         --     1,256,000      (1,024,031)
    Deferred income taxes...................................         --       590,113      (1,441,577)
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    (Increase) in trade accounts receivable.................     (1,471)      (21,980)     (2,305,126)
    (Increase) decrease in prepaid expenses.................    (21,849)        3,335        (231,735)
    (Increase) in other current assets......................         --       (54,956)       (367,714)
    (Increase) in other assets..............................         --        (8,103)       (223,269)
    Increase (decrease) in accounts payable.................     56,681      (184,889)      1,184,597
    Increase in income taxes payable........................         --        68,700          14,953
    Increase in accrued expenses............................     19,199        80,472         575,692
    Increase in other current liabilities...................     17,119        43,034          71,004
                                                              ---------   -----------   -------------
  Net cash provided by (used in) operating activities.......    177,990       354,386      (2,289,545)
                                                              ---------   -----------   -------------

Cash flows from investing activities:
  Purchases of property and equipment.......................   (112,521)     (255,203)     (1,765,692)
  Proceeds from disposals of property and equipment.........      5,026        42,736          26,458
  Proceeds from notes receivable from shareholders..........         --        55,000              --
  Capitalized software development costs....................         --            --        (145,260)
  Purchases of marketable securities........................         --            --    (186,406,450)
  Maturities of marketable securities.......................         --            --      88,607,000
  Sales of marketable securities............................         --            --      17,282,104
  Acquisition of business...................................         --            --     (15,146,544)
  Cash of acquired companies................................         --       764,908              --
                                                              ---------   -----------   -------------
  Net cash provided by (used in) investing activities.......   (107,495)      607,441     (97,548,384)
                                                              ---------   -----------   -------------

Cash flows from financing activities:
  Net proceeds from initial public offering of common
    stock...................................................         --            --     109,439,618
  Proceeds from bank lines of credit........................         --     1,190,285       1,251,000
  Payments on bank lines of credit..........................         --      (270,084)     (2,274,592)
  Proceeds from notes payable...............................     29,942            --              --
  Payments on notes payable.................................         --       (29,942)       (842,778)
  Payments on capital lease obligations.....................         --      (101,533)       (237,217)
  Payments on debentures payable............................         --      (130,130)             --
  Distributions to shareholders.............................   (130,327)     (588,367)             --
  Proceeds from issuance of common stock to employees.......    129,600        75,000         321,518
  Proceeds from exercise of employee stock options..........         --            --         177,018
  Proceeds from subscriptions receivable....................         --        25,000         220,000
                                                              ---------   -----------   -------------
  Net cash provided by financing activities.................     29,215       170,229     108,054,567
                                                              ---------   -----------   -------------
Net increase in cash and cash equivalents...................     99,710     1,132,056       8,216,638
Cash and cash equivalents, beginning of year................     78,985       178,695       1,310,751
                                                              ---------   -----------   -------------
Cash and cash equivalents, end of year......................  $ 178,695   $ 1,310,751   $   9,527,389
                                                              =========   ===========   =============
Other cash flow information:
  Interest paid.............................................  $      --   $    54,707   $     168,872
                                                              =========   ===========   =============
  Income taxes paid.........................................  $      --   $        --   $     117,000
                                                              =========   ===========   =============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     NATIONAL INFORMATION CONSORTIUM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION

    National Information Consortium, Inc. (the "Company" or "NIC") was formed on December 18, 1997, for the sole purpose of effecting a common stock exchange offer (the "Exchange Offer") to combine under common ownership five separate affiliated entities under which the Company conducted its business operations. The five companies were National Information Consortium USA, Inc. ("NIC/USA"), Kansas Information Consortium, Inc. ("KIC"), Indiana Interactive, Inc. ("III"), Nebraska Interactive, Inc. ("NII") and Arkansas Information Consortium, Inc. ("AIC"). The Exchange Offer was consummated on March 31, 1998, and has been accounted for as a business combination. NIC/USA is the entity whose shareholders received the largest portion of the Company's common stock shares and was treated as the accounting acquirer with the purchase method of accounting being applied to the four other companies (see Note 3). The accompanying consolidated financial statements reflect the acquisitions on March 31, 1998, with the results of operations and cash flows subsequent to that date reflecting the results of all the companies, and prior to that date only the operations of NIC/USA.

    NIC provides federal, state and local governments with e-government services, including a broad range of software and applications. NIC helps governments use the Internet by building Web sites and applications that allow businesses and citizens to access government information and to complete government-based transactions online. Some examples of applications include: professional license renewals, Internet tax filings, driver's license and motor vehicle record searches, automated UCC file searches and automobile registration renewals. The Company's primary business activity is to design, build and operate Internet-based portals on behalf of state and local governments desiring to provide access to government information and to complete government-based transactions online. Operating under multiple-year contracts (see Note 6), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company is responsible for funding up front investment and ongoing operational costs of the government portals. In addition, the Company enters into service contracts to provide consulting, development and management services to government portals in exchange for a negotiated fee. As of December 31, 1999, NIC had signed portal contracts with Arkansas, Georgia, Idaho, Indiana, Indianapolis and Marion County (Indiana), Iowa, Kansas, Maine, Nebraska, Utah and Virginia.

    On September 15, 1999, NIC acquired the net assets of the business of eFed, a provider of Internet-based procurement software and services for the government. eFed designs, develops and manages online procurement software and services for federal and state government markets. eFed was a division of privately held Reston, Virginia-based Electric Press, Inc. The acquisition was accounted for as a purchase and the results of eFed's operations are included in the Company's consolidated statements of operations from the date of acquisition (see Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements consolidate NIC/USA with its wholly-owned subsidiaries for periods prior to the Exchange Offer and the Company together with all of its direct and indirect wholly owned subsidiaries, including NIC/USA, for periods subsequent to the Exchange Offer. All significant intercompany balances and transactions have been eliminated. The Company and NIC/USA had no partially owned subsidiaries at December 31, 1999.

                     NATIONAL INFORMATION CONSORTIUM, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist primarily of commercial bank deposits and money market funds with original maturities of one month or less.

MARKETABLE SECURITIES

    The Company's marketable securities are classified as available-for-sale and consist of short-term U.S. government obligations and corporate debt securities. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders' equity as accumulated other comprehensive income or loss until realized. The cost of securities sold is based on the specific identification method. The fair values of the company's marketable securities are based on quoted market prices at the reporting date.

PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 8 years for furniture and fixtures, 3-10 years for equipment, 3-5 years for purchased software and the lesser of the term of the lease or 5 years for leasehold improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

    The Company periodically evaluates the carrying value of property and equipment to be held and used when events and circumstances warrant such a review. The carrying value of property and equipment is considered impaired when the anticipated undiscounted cash flows from the asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

INTANGIBLE ASSETS

    At each balance sheet date, the Company assesses the value of recorded goodwill and other intangible assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis. If the sum of the expected future cash flows on an undiscounted basis is less than the carrying amount of the intangible asset, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset exceeds its estimated fair value. The Company has not recorded any provisions for possible impairment of goodwill or intangible assets.

SOFTWARE DEVELOPMENT COSTS

    The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." eFed develops Internet-based procurement software products for license to federal, state and local governments. Capitalized software development costs are included in intangible assets, net, in the consolidated balance sheet. Software development costs are amortized on a straight-line

                     NATIONAL INFORMATION CONSORTIUM, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) basis over the estimated economic life of the software, generally three years, commencing when each product is available for general release. Capitalized software development costs since the date of acquisition of eFed were $145,260, which have not begun to be amortized at December 31, 1999.

INTERNAL USE SOFTWARE

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 became effective January 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements.

REVENUE RECOGNITION

    The Company recognizes revenue from providing electronic government portal services (primarily information access and filing fees) when the services are provided. The costs that the Company pays state agencies for data access are accrued as cost of revenues and accounts payable at the time revenue from the sale of public information is recognized. The Company must remit a certain amount or percentage of these fees to government agencies regardless of whether the Company ultimately collects the fees. Filing fees are becoming a more significant portion of the Company's government portal services, but were not material in 1999 and prior years. The Company intends to recognize these revenues net of the portion paid to the government beginning in the year 2000.

    Revenue from service contracts to provide consulting, development and management services to government portals is recognized as the services are provided at rates provided for in the contract.

    eFed recognizes revenues from license agreements upon delivery and acceptance of the software application if there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable, and there is sufficient vendor-specific objective evidence to support allocating the total fee to all elements of these license arrangements. Where agreements provide for evaluation or customer acceptance, revenue is recognized upon the completion of the evaluation process and acceptance of the software by the customer.

    eFed recognizes revenues from professional services as the services are provided. If a transaction includes both license and service elements, the license fee is recognized on delivery and acceptance of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to additional acceptance criteria. In cases where license fee payments are contingent on the acceptance of services, recognition of revenues is deferred for both the license and the service elements until the acceptance criteria are met. Software maintenance revenues are recognized ratably over the term of the support contract, typically one year.

    The Company has an application services division that develops applications to automate certain government back-office processes to facilitate electronic access. The Company recognizes revenues from application service contracts on the percentage of completion method, utilizing labor hours incurred to date as compared to the estimated total labor hours for each contract. Any anticipated losses on contracts are charged to operations as soon as they are determinable. In the fourth quarter of 1998, the Company determined that the balance of revenues remaining to be recognized under existing application service

                     NATIONAL INFORMATION CONSORTIUM, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) division contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued $1,256,000 for the expected loss. The Company accrued an additional $1,125,000 of anticipated losses in 1999 based on revised estimates. The provision for anticipated losses was determined on an individual contract basis. The Company expects substantially all of its existing application service contractual commitments will be satisfied by the third quarter of 2000. At December 31, 1999, the Company's remaining accrual was approximately $232,000 which management believes is adequate. Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimates will change within the near term.

INCOME TAXES

    The Company changed its income tax status from an S corporation to a C corporation on July 1, 1998. The Company, along with its subsidiaries, files a consolidated federal income tax return.

    Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

SERVICE DEVELOPMENT AND OPERATIONS COSTS

    The Company expenses as incurred the employee costs to develop, operate and maintain the government portals. These costs are included in service development and operations expense in the consolidated statements of operations.

APPLICATION DEVELOPMENT COSTS

    As discussed above, the Company, through a development division, is developing applications under customer contracts that automate certain government back-office processes to facilitate electronic access. Costs incurred to meet customer contractual commitments to develop these applications are considered costs of performance under the contracts and have been expensed as incurred. These costs are included in service development and operations expense in the consolidated statements of operations.

STOCK-BASED COMPENSATION

    The Company has elected to account for its stock-based compensation plan using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS
No. 123, "Accounting for Stock-Based Compensation," establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based compensation plans. The Company has elected the method of accounting prescribed by APB No. 25 as described above, and has adopted the disclosure requirements of SFAS No. 123.

    Accordingly, the Company records as compensation expense the amount by which the fair value of common stock sold to employees and consultants exceeds the amount paid. Any excess of fair value of the price of common stock over the exercise price for options granted to employees is recorded as deferred compensation expense within shareholders' equity and amortized as expense ratably over the vesting period.

                     NATIONAL INFORMATION CONSORTIUM, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMPREHENSIVE LOSS

    Effective January 1, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The Company has no material components of other comprehensive income or loss and, accordingly, the Company's comprehensive loss is approximately the same as its net loss for all periods presented.

LOSS PER SHARE

    The Company computes net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98. Under SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is the same as basic net loss per share because common stock issuable upon exercise of employee stock options is antidilutive.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with high credit quality financial institutions. The Company is subject to concentrations of credit risk and interest rate risk related to its short-term marketable securities. The Company's credit risk is managed by limiting the amount of investments placed with any one issuer, investing primarily in debt instruments of the U.S. Government and its agencies and high quality corporate issues generally with maturities of one year or less. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral to secure accounts receivable. Due to the high credit worthiness of the Company's customers, consisting mainly of data resellers and insurance companies, the Company considers accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts is required. The Company has not experienced any significant credit losses.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SEGMENT REPORTING

    SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," became applicable to the Company during the year ended
December 31, 1999. SFAS No. 131 uses the "management" approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. SFAS No. 131 also requires disclosures about products and services, geographical areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position (see Note 18).

                     NATIONAL INFORMATION CONSORTIUM, INC.

3. ACCOUNTING FOR THE EXCHANGE OFFER

    On March 31, 1998, the Company exchanged its common shares for the common shares of five affiliated business units: NIC/USA, KIC, III, NII and AIC. Starting in 1991 with the state of Kansas, the Company's founders established an S corporation for business conducted within each state in which it was awarded a contract. By 1996, the Company had expanded into four states and decided to pursue future business opportunities through NIC/USA, leaving the four other business units to pursue opportunities solely within those states.

    Ownership of the five affiliated business units was similar, but not identical, leading to the conclusion to account for the Exchange Offer as a business combination. Prior to consummating the Exchange Offer, the Company was a holding company with no operations of its own. Exchange ratios were determined proportionately based on estimated 1998 pretax earnings for each company. No appraisal of fair market value of the separate companies was obtained. Management determined the fair value of the consolidated company on March 31, 1998 was $40 million. The fair value was allocated to each of the business units based upon proportional values agreed to by the shareholders in consummating the Exchange Offer.

    Shareholders of NIC/USA, III, KIC, AIC and NII received 22,288,209, 10,099,461, 4,179,039, 3,032,009 and 1,944,646 shares of the Company's common shares which were valued for purchase accounting at $21,460,187, $9,724,259, $4,023,785, $2,919,368 and $1,872,401, respectively. As the shareholders of NIC/USA received 54% of the Company's common shares, NIC/USA was treated as the acquirer in applying purchase accounting.

    The cost of the acquired business units of $18,539,813 was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the Exchange Offer date. The fair value of net tangible assets, consisting primarily of cash, accounts receivable, property and equipment, accounts payable and debt, approximated historical carrying amounts. The sole identifiable intangible asset relates to the government contracts and was valued at the net present value of projected future cash flows over the lives of the existing contracts discounted by 15%. Developed applications were not assigned a value because each state has a perpetual right of use license to applications developed if the Company's relationship is terminated. The remainder of the cost was allocated to goodwill. The purchase price and allocation by acquired business unit and in total is summarized as follows:

                                        III          KIC          AIC          NII          TOTAL
                                     ----------   ----------   ----------   ----------   -----------
Fair market value at March 31,
  1998.............................  $9,724,259   $4,023,785   $2,919,368   $1,872,401   $18,539,813
                                     ==========   ==========   ==========   ==========   ===========
Allocated to:
  Tangible net assets..............     464,766      311,159      304,529      108,897     1,189,351
  Contract intangibles.............   1,911,321      433,611      447,994      672,387     3,465,313
  Goodwill.........................   7,348,172    3,279,015    2,166,845    1,091,117    13,885,149
                                     ----------   ----------   ----------   ----------   -----------
                                     $9,724,259   $4,023,785   $2,919,368   $1,872,401   $18,539,813
                                     ==========   ==========   ==========   ==========   ===========
Government contract expiration
  date.............................     8/31/00     12/31/99      6/30/00      1/31/02

    As a result of rapid technological changes occurring in the Internet industry and the intense competition for qualified Internet professionals, recorded contract intangibles and goodwill are amortized on a straight-line basis over the life of the then existing contracts. There can be no assurance the contracts will be renewed when they expire at terms that will be beneficial to the Company. At the time of the Exchange Offer, the Company and each of the business units were S corporations. The Exchange Offer

                     NATIONAL INFORMATION CONSORTIUM, INC.

3. ACCOUNTING FOR THE EXCHANGE OFFER (CONTINUED) was tax free to the shareholders. The historical tax basis in the assets and liabilities carries over to the Company, and the amortization of the goodwill and contract intangibles is not deductible for income tax purposes.

4. BUSINESS ACQUISITION

    On September 15, 1999, NIC acquired the net assets of the business of eFed, a provider of Internet-based procurement software and services for the government. eFed designs, develops and manages online procurement software and services for federal and state markets. eFed was a division of privately held Reston, Virginia-based Electric Press, Inc. The acquisition was accounted for as a purchase and the results of eFed's operations are included in the Company's consolidated statements of operations from the date of acquisition. The total purchase price for the business was approximately $29.5 million. Total consideration included $15 million in cash from the proceeds of NIC's initial public offering and the issuance of 606,000 shares of unregistered common stock with a fair value of approximately $14.5 million. The fair value of the common shares was determined based on the average closing market price of NIC's common stock three days before, the day of, and three days after the September 13, 1999 announcement date of the acquisition.

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

    The total purchase price of approximately $29.5 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the closing date. The

                     NATIONAL INFORMATION CONSORTIUM, INC.

4. BUSINESS ACQUISITION (CONTINUED)
fair value of net tangible assets acquired, consisting primarily of accounts receivable, property and equipment, accounts payable and other accrued expenses, totaled $816,000 and approximated historical carrying amounts. The sole identifiable intangible asset relates to eFed's Internet procurement software. This asset was valued at approximately $21.8 million based on the net present value of projected future net cash flows from licensing the software over its estimated three-year life discounted by 15%. The remainder of the cost was allocated to goodwill. The goodwill is being amortized on a straight-line basis over three years.

5. ACQUISITION PRO FORMA INFORMATION

    The following unaudited pro forma consolidated amounts for the year ended December 31, 1998 give effect to the acquisitions of the business units in the Exchange Offer and the acquisition of eFed as if they had occurred on January 1, 1998, using the amortization of goodwill and intangibles the Company has recorded for periods subsequent to completing the transactions. The following unaudited pro forma consolidated amounts for the year ended
December 31, 1999 give effect to the acquisition of eFed as if the acquisition had occurred on January 1, 1998.

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                       1998           1999
                                                   ------------   ------------
Revenues.........................................  $ 38,177,141   $ 59,306,306
Operating loss...................................   (15,626,238)   (21,047,543)
Net loss.........................................   (13,801,255)   (14,753,107)
Basic and diluted loss per share.................  $      (0.31)  $      (0.30)
Weighted average shares outstanding..............    43,920,054     48,435,330

6. GOVERNMENT PORTAL CONTRACTS

    Each of the Company's government portal contracts generally has an initial term of three to five years. The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government must approve prices and revenue sharing agreements. The Company owns all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only. If the Company's contract is not renewed after a defined term the government agency would be entitled to take over the portal in place with no future obligation of the Company. In some cases, the Company provides management services to government-owned portals in exchange for an agreed-upon fee.

    The following is a summary of the significant terms of operating agreements that Company's larger business units have entered into with government agencies.

VIRGINIA INTERACTIVE, INC. (VI)

    On July 30, 1997, VI, a wholly owned subsidiary of NIC/USA, entered into a contract to provide electronic government services to the Virginia Information Providers Network Authority (the "Virginia Authority"). VI is responsible for managing and marketing the government portal as well as funding up

                     NATIONAL INFORMATION CONSORTIUM, INC.

6. GOVERNMENT PORTAL CONTRACTS (CONTINUED) front investment and ongoing operational costs. The contract is for a period of five years, commencing September 1, 1997, with the Virginia Authority having a five-year renewal option. If the Virginia Authority extends the contract through 2007, it is entitled to a perpetual license for applications developed at no additional compensation to VI.

    User fees received by the VI business unit are disbursed (1) first for the payment of operating expenses (primarily telecommunication costs), (2) then to the Virginia Authority in accordance with interagency agreements negotiated by VI on behalf of the Virginia Authority and for the reasonable and necessary expenses of the Virginia Authority, and (3) then all remaining funds to VI.

INDIANA INTERACTIVE, INC. (III)

    The III business unit develops, operates, maintains and expands electronic government services for electronic access to public information for the Access Indiana Information Network ("AIIN"). AIIN is a State of Indiana government instrumentality created by the Indiana legislature for the purpose of providing electronic access to state, county and local information required by Indiana businesses and citizens. III is responsible for managing and marketing the government portal as well as funding up-front investment and ongoing operational costs. The contract with AIIN and the interagency agreements with various government agencies include limitations and provisions for the rates III can charge and the amount of remuneration to AIIN and each government agency. The initial contract expires September 2000 but may be renewed, or amended and renewed, for up to an additional five years. AIIN is entitled to a perpetual for use only license to the applications developed for no additional compensation to III.

    III's wholly-owned subsidiary, City-County Interactive, L.L.C. (the "Subsidiary"), was formed in 1997 to provide electronic government services for CivicNet, formerly CivicLink, the electronic gateway service for the city of Indianapolis and Marion County, Indiana. In addition, the Subsidiary is to further operate, manage and expand CivicNet.

    In connection with the revenues generated under the contract with AIIN, AIIN receives 2% of gross revenues per annum, before all other payments. The data-providing entities are then paid in accordance with interagency agreements. The remaining balance is retained by III.

ARKANSAS INFORMATION CONSORTIUM, INC. (AIC)

    AIC serves as a provider of electronic government services, by a contract signed in July 1997 between AIC and the Information Network of Arkansas ("INA"), a public instrumentality created by legislation in the State of Arkansas (the "State"). AIC is responsible for managing and marketing the government portal as well as funding up-front investment and ongoing operational costs. The contract is for one three-year term through June 30, 2000, with four one-year renewals at the option of INA. If the State decides to extend the contract through June 30, 2003, or at anytime thereafter, the INA shall be entitled to a perpetual for use only license to the applications developed for no additional compensation to AIC. Prior to June 30, 2003, the INA reserves the right to negotiate terms to license the applications.

    Network transaction fees received pursuant to the agreement with INA are disbursed first for payment of certain operating expenses for the government portal (primarily telecommunication costs). Five percent of the amount by which gross revenues for the portal exceed the amount payable to government agencies is then distributed to the INA. The balance is retained by AIC.

                     NATIONAL INFORMATION CONSORTIUM, INC.

6. GOVERNMENT PORTAL CONTRACTS (CONTINUED)
KANSAS INFORMATION CONSORTIUM, INC. (KIC)

    KIC was incorporated August 15, 1991 to serve as a provider of electronic government services to develop, operate, maintain and expand a government portal for electronic access to public information for the Information Network of Kansas ("INK"). INK is a State of Kansas government instrumentality created by the Kansas legislature for the purpose of providing electronic access to state, county and local information required by Kansas businesses and citizens. KIC is responsible for managing and marketing the government portal as well as funding up-front investment and ongoing operational costs. The contract with INK includes limitations and provisions for the rates KIC can charge and the amount of remuneration to INK and each government agency. The contract was to expire on December 31, 1999, but was renewed until December 31, 2002, unless earlier terminated by INK for cause. INK shall have the option, upon termination or expiration of the contract, to require KIC to provide electronic government services in accordance with the terms of the contract for a period of up to twelve months from the time of the expiration or notification of termination. INK is entitled to a perpetual for use only license to the applications developed for no additional compensation to KIC.

    In connection with the revenues generated under the contract with INK, INK receives 2.0% of gross revenue, per annum, payable monthly, before all other payments. KIC may then receive a 25.0% rate of return per annum on its risk capital from net income before taxes. The remaining net income before taxes is shared 66.7% with KIC and 33.3% with INK. Risk capital is defined in the contract as the sum of paid-in capital, corporate loans with a payback period exceeding one year, and noncancelable obligations under corporate leases.

NEBRASKA INTERACTIVE, INC. (NII)

    NII was incorporated November 22, 1994 for the purpose of operating as a provider of electronic government services for the public information portal of the State of Nebraska ("Nebraska Online"). NII developed and operates the public information portal to provide businesses and citizens with electronic access to state, county and local information via the Internet. NII is responsible for managing and marketing the portal as well as funding up-front investment and ongoing operational costs.

    On December 3, 1997, NII entered into a contract with the Nebraska State Records Board ("NSRB") to provide electronic government services to enhance, operate, maintain and expand the existing portal that was developed by NII under its 1995 contract with the Nebraska Library Commission ("NLC") and various government agencies. The contract includes limitations and provisions for the rates NII can charge and the amount of remuneration to each government agency. The contract will expire on January 31, 2002 unless earlier terminated by the NSRB for cause. The NSRB shall have the option, upon termination or expiration of the contract, to require NII to provide electronic government services in accordance with the terms of the contract for a period of up to twelve months from the time of the expiration or notice of termination, whichever is earlier. On January 1, 2002, the NSRB will be entitled to a perpetual for use only license to the applications developed for no additional compensation to NII.

    In connection with the revenues generated under the contract with the NSRB, the NSRB receives 4.5% of the first $89,000 in gross profit and 2% of gross profit thereafter. Gross profit is defined in the contract as the difference between NII's gross revenues and amounts paid to government agencies and for certain telecommunication expenses.

                     NATIONAL INFORMATION CONSORTIUM, INC.

6. GOVERNMENT PORTAL CONTRACTS (CONTINUED)
NATIONAL INFORMATION CONSORTIUM U.S.A., INC. (NIC/USA)

    A service contract was entered into between NIC/USA and the GeorgiaNet Authority ("GANET"), an agency of the State of Georgia, on September 15, 1996. Pursuant to the contract, NIC/USA must dedicate a minimum number of full time employees to assist GANET in creating and providing an information access program. Pursuant to the contract, GANET is entitled to a perpetual use license to the applications developed at no additional compensation to NIC/USA. However, if GANET terminates the contract prior to September 2001, GANET must pay NIC/USA a fee ranging from $500,000 to $1,000,000 (based on the date of termination) in order to receive a license for the applications. The contract must be renewed by GANET on a yearly basis. In the event fees received by GANET from its customers are insufficient to cover its obligations to NIC/USA, the contract shall terminate without further obligation of GANET.

    In connection with the revenues generated under the contract with GANET, GANET pays NIC/USA $800,000 per year, in equal amounts of $200,000 on a quarterly basis. In addition, GANET pays NIC/USA 5% of gross GANET revenues from non-bulk fees per quarter.

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

                     NATIONAL INFORMATION CONSORTIUM, INC.

6. GOVERNMENT PORTAL CONTRACTS (CONTINUED)
IDAHO INFORMATION CONSORTIUM, INC.(IIC)

    IIC was incorporated in July 1999 for the purpose of operating as a provider of electronic government services for the State of Idaho. On December 7, 1999, IIC entered into a three-year contract, with two two-year renewal periods, with the State of Idaho to develop and operate Idaho's government portal, Access Idaho, which will provide electronic transactions and expanded access to public information. Under the contract, IIC will fund initial investment and ongoing operational costs. Upon termination or expiration of the contract, the State of Idaho will be entitled to a perpetual for use only license for the applications IIC developed, with no additional compensation due to IIC.

    In connection with the revenues generated under the contract, IIC is entitled to retain any revenues remaining after payment of all network operating expenses, statutory fees for retrieval of public information and various other expenses.

7. MARKETABLE SECURITIES

    The Company held no marketable securities prior to the completion of its initial public offering of common stock on July 20, 1999. The fair value of marketable debt securities as of December 31, 1999 is as follows:

U.S. government obligations.................................  $12,252,850
Corporate debt securities...................................   70,227,910
                                                              -----------
                                                              $82,480,760
                                                              ===========

    All marketable debt securities held by the Company at December 31, 1999 mature within one year. Gross realized gains and losses and unrealized holding gains and losses through December 31, 1999 were not significant.

8. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31:

                                                          1998         1999
                                                       ----------   ----------
Furniture and fixtures...............................  $  210,209   $  652,411
Equipment............................................   1,530,636    3,192,576
Purchased software...................................     101,484      281,481
Leasehold improvements...............................      39,285      163,556
                                                       ----------   ----------
                                                        1,881,614    4,290,024
Less accumulated depreciation........................     652,199    1,291,648
                                                       ----------   ----------
                                                       $1,229,415   $2,998,376
                                                       ==========   ==========

    Depreciation expense for the years ended December 31, 1997, 1998 and 1999, was $13,559, $236,699 and $581,416, respectively.

                     NATIONAL INFORMATION CONSORTIUM, INC.

9. INTANGIBLE ASSETS

    Intangible assets consisted of the following at December 31:

                                                        1998          1999
                                                     -----------   -----------
Goodwill...........................................  $13,885,149   $21,302,573
Software intangible................................           --    21,790,000
Contract intangibles...............................    3,465,313     3,465,313
Software development costs.........................           --       145,260
                                                     -----------   -----------
                                                      17,350,462    46,703,146
Less accumulated amortization......................    5,681,403    16,056,700
                                                     -----------   -----------
                                                     $11,669,059   $30,646,446
                                                     ===========   ===========

10. BANK LINES OF CREDIT AND OTHER DEBT OBLIGATIONS

    NIC/USA has a $1,000,000 operating line of credit from a bank that bears interest at the bank's index rate (8.5% at December 31, 1999). The expiration date on the line is April 30, 2000. At December 31, 1998 and 1999, $370,000 and $0, respectively, was outstanding on the line. The line is collateralized by NIC/ USA's assets and guaranteed by the parent company. NIC/USA entered into a $225,000 equipment line of credit with a bank in January 1998. The line bears interest at the bank's reference rate plus 1.75% (10.25% at December 31, 1999). There is no given expiration date on the line. At December 31, 1998 and 1999, no amounts were outstanding on the line. The line is collateralized by the related equipment and guaranteed by the parent company. NIC/USA has issued to GANET an irrevocable letter of credit in the amount of $200,000. The letter expires on October 31, 2000.

    On January 19, 1999, NIC/USA purchased an airplane and financed the purchase by borrowing $544,000 from a bank in the form of a note payable. The note was paid in full during 1999.

    VI entered into a $250,000 operating line of credit with a bank in May 1998. The line bears interest at the bank's index rate (8.5% at December 31, 1999). The expiration date on the line is April 30, 2000. At December 31, 1998 and 1999, $218,750 and $0, respectively, was outstanding on the line. The line is collateralized by VI's assets and guaranteed by the parent company. VI entered into a $225,000 equipment line of credit with a bank in April 1998. The line bears interest at the bank's reference rate plus 1.75% (10.25% at December 31, 1999). There is no given expiration date on the line. At December 31, 1998 and 1999, there were no amounts outstanding on the line. The line is collateralized by the related equipment and guaranteed by the parent company.

    Iowa Interactive, Inc. entered into a $225,000 equipment line of credit with a bank in April 1998. The line bears interest at the bank's reference rate plus 1.75% (10.25% at December 31, 1999). There is no given expiration date on the line. At December 31, 1998 and 1999, no amounts were outstanding on the line. The line is collateralized by the related equipment and guaranteed by the parent company. Iowa Interactive, Inc has issued to the State of Iowa an irrevocable letter of credit in the amount of $50,000. The letter expires on April 30, 2000.

    III has a $400,000 operating line of credit from a bank that bears interest at the bank's index rate (8.5% at December 31, 1999). The expiration date on the line is April 30, 2000. At December 31, 1998 and 1999, $192,136 and $0,
respectively, was outstanding on the line. The line is collateralized by the III's assets and guaranteed by the parent company. III had a $150,000 operating line of credit with a bank that expired

                     NATIONAL INFORMATION CONSORTIUM, INC.

10. BANK LINES OF CREDIT AND OTHER DEBT OBLIGATIONS (CONTINUED) on November 1, 1999. At December 31, 1998, $18,209 was outstanding on the line. III has a $225,000 equipment line of credit with a bank that bears interest at the bank's reference rate plus 1.75% (10.25% at December 31, 1999). There is no given expiration date on the line. At December 31, 1998 and 1999, there were no amounts outstanding on the line. The line is collateralized by the related equipment and guaranteed by the parent company.

    KIC has a $250,000 operating line of credit from a bank that bears interest at the bank's index rate (8.5% at December 31, 1999). The expiration date on the line is April 30, 2000. At December 31, 1998 and 1999, $179,497 and $0,
respectively, was outstanding on the line. The line is collateralized by KIC's assets and guaranteed by the parent company. KIC has a $225,000 equipment line of credit with a bank that bears interest at the bank's reference rate plus 1.75% (10.25% at December 31, 1999). There is no given expiration date on the line. At December 31, 1998 and 1999, no amounts were outstanding on the line. The line is collateralized by the related equipment and guaranteed by the parent company.

    AIC has a $150,000 operating line of credit from a bank that bears interest at the bank's index rate (8.5% at December 31, 1999). The expiration date on the line is April 30, 2000. At December 31, 1998 and 1999, no amounts were outstanding on the line. The line is collateralized by AIC's assets and guaranteed by the parent company. AIC has a $225,000 equipment line of credit with a bank that bears interest at the bank's reference rate plus 1.75% (10.25% at December 31, 1999). There is no given expiration date on the line. At December 31, 1998 and 1999, no amounts were outstanding on the line. The line is collateralized by the related equipment and guaranteed by the parent company. In March 1998, AIC agreed to pay a shareholder $19,500 for past services and reacquired the shareholder's shares of AIC. The remaining balance of $6,500 is due in 2000.

    NII has a $100,000 line of credit with a bank that bears interest at the bank's index rate (8.5% at December 31, 1999). The expiration date on the line is April 30, 2000. At December 31, 1998 and 1999, $45,000 and $0, respectively, was outstanding on the line. The line is collateralized by NII's assets and guaranteed by the parent company. NII has a $225,000 equipment line of credit with a bank that bears interest at the bank's reference rate plus 1.75% (10.25% at December 31, 1999). There is no given expiration date on the line. At December 31, 1998 and 1999, no amounts were outstanding on the line. The line is collateralized by the related equipment and guaranteed by the parent company. In March 1998, NII agreed to pay a shareholder $130,500 for past services and reacquired the shareholder's shares of NII. The remaining balance of $43,500 is due in 2000.

    On April 30, 1999, NEI entered into a $100,000 operating line of credit agreement with a bank that bears interest at the bank's prime rate (8.5% at December 31, 1999). The expiration date on the line is April 30, 2000. At December 31, 1999, no amounts were outstanding on the line. The line is collateralized by NEI's assets and guaranteed by the parent company.

    On April 30, 1999, UII entered into a $200,000 operating line of credit agreement with a bank that bears interest at the bank's prime rate plus (8.5% at December 31, 1999). The expiration date on the line is April 30, 2000. At December 31, 1999, no amounts were outstanding on the line. The line is collateralized by UII's assets and guaranteed by the parent company.

    IIC has issued to the State of Idaho an irrevocable letter of credit in the amount of $500,000. The letter expires on December 7, 2000.

                     NATIONAL INFORMATION CONSORTIUM, INC.

11. SHAREHOLDERS' EQUITY

COMMON STOCK

    The Company's Board of Directors had authorized 13,500,000 shares of common stock for issuance by the Company at December 31, 1998. In April 1999, the Company was reincorporated in the state of Colorado and changed the par value of its common stock from $.01 per share to no par. On May 6, 1999, the Company increased its authorized shares to 200,000,000.

    On May 3, 1999, the Board of Directors authorized a common stock split in the range of 4 for 1 to 5 for 1, and granted authority to the Company's officers to determine the exact amount of the split. Such officers approved a 4.643377 for 1 split, to be effected by means of a dividend of 3.643377 shares of common stock for each share of common stock held, plus cash in lieu of fractional shares, effective for shareholders of record on July 14, 1999. The effect of the stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented. All references to the number of Company common shares and per share amounts elsewhere in the related footnotes have also been restated as appropriate to reflect the effect of the common stock split for all periods presented.

    On July 20, 1999, the Company completed its initial public offering of common stock by selling an aggregate of 10 million new shares of common stock for net proceeds of approximately $109.4 million after deducting underwriting discounts, commissions and expenses. The Company has placed the net proceeds from its initial public offering in short-term, investment-grade, interest-bearing debt securities (see Note 7) pending the use of the proceeds to increase new market development efforts, increase marketing efforts aimed at raising transaction volume, create new products and services, further develop common infrastructure and operating platforms, and make potential acquisitions. A portion of the proceeds has also been used for working capital needs and to pay the cash portion of the September 15, 1999 acquisition of eFed (see
Note 4).

    In the first six months of 1998, the Company made $588,367 of S corporation cash distributions to common shareholders. NIC/USA made $130,327 of distributions to its shareholders in 1997.

    On June 30, 1998, the Company and a voting trust consisting of all the Company's then current shareholders entered into a stock purchase agreement for the Company's shareholders to sell a 25% interest in the Company to an investment management firm. The Company did not receive any of the proceeds from the sale. Under the voting trust agreement, two principal shareholders have the right to vote all of the voting trust's common shares and to sell all or any part of such shares. One common shareholder has the right, only upon termination within the first three years of employment with the Company, to cause the Company to repurchase 173,258 shares of common stock purchased by the shareholder on February 9, 1999, at the $1.44 price per share paid by the shareholder.

    At December 31, 1997 and as of March 31, 1998, the date of the Exchange Offer, NIC/USA had 1,000,000 common shares authorized and 112,330 common shares issued and outstanding. However, as NIC/USA was considered the accounting acquirer, its historical outstanding share information has been adjusted for the Exchange Offer exchange ratio. Shareholders of NIC/USA received 198.42 Company common shares for each share held of NIC/USA on March 31, 1998. Retroactive adjustments are also made for purposes of calculating and reporting earnings per share.

                     NATIONAL INFORMATION CONSORTIUM, INC.

11. SHAREHOLDERS' EQUITY (CONTINUED)
COMMON STOCK TRANSACTIONS

    From August 1997 through December 1997, NIC/USA sold 5,130 and 4,500 shares of its common stock to employees at prices of $29.24 and $1.00 per share, respectively. The Company recorded $370,235 in compensation expense related to these transactions.

    From April 1998 through June 1998, the Company sold 348,254 shares of common stock to two employees at $0.22 per share. The Company recorded $258,333 in compensation expense related to these transactions.

    On June 30, 1998, the Company issued 174,563 shares of its common stock and made an S corporation distribution of those shares, which were valued at $1.43 per share, to its shareholders. These shares were given to a consultant as compensation for services rendered to the Company's shareholders with the investment management firm sale. In connection with the transaction, the Company also paid $57,077 in professional fees on behalf of the shareholders which were also distributed as an S corporation distribution. These shares have been treated as outstanding for all periods prior to the Exchange Offer for purposes of calculating and reporting earnings per share.

    From January 1999 through May 1999, the Company sold 346,512 shares of common stock to five employees at $1.44 per share. The Company recorded $1,489,124 in compensation expense related to these transactions. In May 1999, the Company sold 23,727 shares of common stock to an employee at $5.27 per share. The Company recorded $84,826 in compensation expense related to this transaction.

    In connection with the acquisition of eFed on September 15, 1999, 606,000 shares of common stock were issued to the selling shareholders. Of the 606,000 shares, 515,100 shares were issued as restricted stock and 90,900 shares were delivered to an escrow account. The restricted stock is subject to cancellation in whole or in part if certain representations, warranties and obligations under the purchase agreement are not satisfied. If such obligations are satisfied, 499,950 shares become unrestricted one year after the closing date and 15,150 shares become unrestricted two years after the closing date. The 90,900 escrowed shares are to be held in escrow until certain existing government contracts listed in the purchase agreement are assigned to NIC or are replaced by alternative agreements to provide the same services to the same governmental agencies.

ADDITIONAL PAID-IN CAPITAL

    The Company offset its accumulated deficit on the date of Subchapter S election termination against its additional paid-in capital as reflected in the consolidated statements of changes in shareholders' equity.

12. INCOME TAXES

    On July 1, 1998, the Company changed its income tax status from an S corporation to a C corporation. The Company recognized a net deferred tax liability of approximately $1,374,000 representing the tax effects of temporary differences between the book and tax bases of assets and liabilities on that date. The effect of recognizing the deferred tax liability has been included in the consolidated statement of operations for the year ended December 31, 1998.

    Inasmuch as the Company was an S corporation for the entire 1997 year, federal and state income taxes on the Company's operations were the responsibilities of the Company's shareholders. As a result, no income tax benefit or expense is reported for 1997.

                     NATIONAL INFORMATION CONSORTIUM, INC.

12. INCOME TAXES (CONTINUED)
    The provision for income taxes consists of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                          1998          1999
                                                        ---------   ------------
Current income taxes:
  Federal.............................................  $ 56,045    $        --
  State...............................................    12,655         25,354
                                                        --------    -----------
    Total.............................................    68,700         25,354
                                                        --------    -----------
Deferred income taxes:
  Federal.............................................   540,345     (1,295,716)
  State...............................................    49,768       (145,861)
                                                        --------    -----------
    Total.............................................   590,113     (1,441,577)
                                                        --------    -----------
    Total income tax expense (benefit)................  $658,813    $(1,416,223)
                                                        ========    ===========

    Significant components of the Company's deferred tax assets and liabilities were as follows at December 31:

                                                          1998         1999
                                                       ----------   ----------
Deferred tax assets:
  Accounts payable and accrued expenses..............  $  721,757   $       --
  Application services contracts.....................     479,922       88,987
  Compensation related to non-qualified stock
    options..........................................      59,842      394,980
  Amortization of eFed goodwill and software
    intangible.......................................          --      864,639
  Net operating loss carryforward....................          --      677,673
  Other..............................................      28,130        7,718
                                                       ----------   ----------
    Total............................................   1,289,651    2,033,997
                                                       ----------   ----------
Deferred tax liabilities:
  Accrued revenue....................................    (897,097)          --
  Contract intangibles...............................    (881,346)    (392,434)
  Depreciation.......................................     (62,324)    (173,383)
  Accreted discount on marketable securities.........          --     (585,541)
  Other..............................................     (38,996)     (31,174)
                                                       ----------   ----------
    Total............................................  (1,879,763)  (1,182,532)
                                                       ----------   ----------
Net deferred tax (liability) asset...................  $ (590,112)  $  851,465
                                                       ==========   ==========

    For tax purposes, the Company had available, at December 31, 1999, a net operating loss ("NOL") carryforward of approximately $1,731,000, which will expire in the year 2019. The Company believes it is more likely than not it will generate sufficient taxable income from future operations to fully utilize the NOL carryforward prior to its expiration. Consequently, the Company has not provided a valuation allowance for this deferred tax asset.

                     NATIONAL INFORMATION CONSORTIUM, INC.

12. INCOME TAXES (CONTINUED)
    The following table reconciles the effective income tax rate indicated by the consolidated statements of operations and the statutory federal income tax rate:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1998           1999
                                                              --------       --------
Effective federal and state income tax rate.................    (9.1)%         11.7%
Goodwill amortization relating to the Exchange Offer........    15.5           17.8
S to C corporation adjustment...............................    19.7             --
Pretax loss as an S corporation (six months)................    10.4             --
Non-deductible stock compensation expense...................      --            6.6
State income taxes..........................................    (1.3)          (1.3)
Other.......................................................    (0.2)           0.2
                                                                ----           ----
Statutory federal income tax rate...........................    35.0%          35.0%
                                                                ====           ====

    The unaudited pro forma provision for income taxes for the years ended December 31, 1997 and 1998 included on the consolidated statements of operations present the Company's results of operations as if it were a C corporation for the entire period. The pro forma provision for income taxes for the year ended December 31, 1998 represents the incremental provision for the six month period the Company was an S corporation together with removing the $1,374,000 cumulative effect recorded in 1998 as discussed above. The pro forma provision for income taxes was calculated based on enacted tax laws and statutory tax rates applicable to the periods presented taking into account permanent differences.

13. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company and its subsidiaries lease office space and certain equipment under noncancelable operating leases. Capital lease agreements require the Company and its subsidiaries to pay all taxes, fees, assessments or other charges.

    Future minimum noncancelable lease payments under all noncancelable operating and capital leases at December 31, 1999 are as follows:

FISCAL YEAR                                               OPERATING   CAPITAL
-----------                                               ---------   --------
2000....................................................  $545,601    $217,180
2001....................................................   459,016     213,918
2002....................................................   342,130      17,877
2003....................................................    55,315          --
2004....................................................     4,009          --
                                                                      --------
                                                                       448,975
Less interest...........................................                40,880
                                                                      --------
Present value of net minimum lease payments.............               408,095
Less current portion....................................               189,931
                                                                      --------
Long-term portion.......................................              $218,164
                                                                      ========

                     NATIONAL INFORMATION CONSORTIUM, INC.

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Capitalized leased property and equipment consists of the following at December 31:

                                                            1998       1999
                                                          --------   --------
Furniture and fixtures..................................  $117,911   $ 70,651
Equipment...............................................   766,153    528,350
Purchased software......................................    81,795     60,003
                                                          --------   --------
                                                           965,859    659,004
Less accumulated depreciation...........................   314,026    246,243
                                                          --------   --------
                                                          $651,833   $412,761
                                                          ========   ========

    Rent expense for noncancelable operating leases for the years ended December 31, 1997, 1998 and 1999 was $2,099, $354,192 and $402,241,
respectively.

LITIGATION

    The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending would not be material to the consolidated financial position, liquidity or results of operations of the Company.

14. EMPLOYEE BENEFIT AND STOCK OPTION PLANS

DEFINED CONTRIBUTION 401(k) PROFIT SHARING PLAN

    The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment. A discretionary match of up to 5% of an employee's salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled $14,031, $94,571 and $176,736, for the years ended December 31, 1997, 1998 and 1999, respectively. No discretionary contributions were made for the years ended December 31, 1997, 1998 and 1999.

EMPLOYEE STOCK PURCHASE PLAN

    In May 1999, the Company's Board of Directors approved an employee stock purchase plan intended to qualify as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan will permit eligible employees to purchase NIC common stock through payroll deductions up to 15% of each employee's compensation. Amounts deducted and accumulated by the participant will be used to purchase shares of NIC's common stock at 85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined. No offering of stock was made to employees during 1999. Accordingly, no shares were issued in 1999 pursuant to the plan.

1998 STOCK OPTION PLAN

    The Company has adopted a formal stock option plan to provide for the granting of either incentive stock options or non-qualified stock options to encourage certain employees of the Company and its subsidiaries, and certain directors of the Company, to participate in the ownership of the Company, and to provide additional incentive for such employees and directors to promote the success of its business

                     NATIONAL INFORMATION CONSORTIUM, INC.

14. EMPLOYEE BENEFIT AND STOCK OPTION PLANS (CONTINUED) through sharing the future growth of such business. The plan was adopted effective May 5, 1998 and amended November 3, 1998 and May 4, 1999. The Company is authorized to grant options for up to 9,286,754, common shares under the plan. Employee options are generally exercisable one year from date of grant in cumulative annual installments of 33% and expire four years after the grant date.

    The Company accounts for the plan using the intrinsic value method prescribed in APB No. 25. SFAS No. 123 requires certain disclosures regarding expense and value of options granted using the fair-value-based method even though the Company follows APB No. 25. Had compensation cost for the Company's plan been determined in accordance with SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                       1998           1999
                                                   ------------   ------------
Net loss
  As reported....................................  $ (7,895,966)  $(10,730,560)
  Pro forma......................................  $ (8,005,301)  $(12,134,460)
Basic and diluted loss per share:
  As reported....................................  $      (0.21)  $      (0.23)
  Pro forma......................................  $      (0.21)  $      (0.26)

    For purposes of complying with the disclosure provisions of SFAS No. 123 and as permitted by the Financial Accounting Standards Board for nonpublic companies, prior to NIC's initial public offering in July 1999, the fair value of each option grant was determined on the date of the grant using the minimum value option pricing model. The minimum value model does not consider expected volatility in stock price. Subsequent to the offering, the fair value of each option grant was determined using the Black-Scholes option pricing model. Except for the volatility assumption, which is only used under the Black-Scholes model, the following assumptions were applied in determining pro forma compensation cost for the years ended December 31, 1998 and 1999:

                                                                 1998        1999
                                                              ----------   ---------
Risk-free interest rate.....................................  4.54%        5.48%
Expected dividend yield.....................................  0.00         0.00
Expected option life........................................  4.62 years   4.0 years
Expected stock price volatility.............................  0.001%       80%
Fair value of options granted...............................  $1.45        $11.14

                     NATIONAL INFORMATION CONSORTIUM, INC.

14. EMPLOYEE BENEFIT AND STOCK OPTION PLANS (CONTINUED)
    A summary of the Company's stock option plan as of December 31, 1998 and 1999 and changes during the years then ended is presented below:

                                                           1998                         1999
                                                --------------------------   --------------------------
                                                               WEIGHTED                     WEIGHTED
                                                               AVERAGE                      AVERAGE
                                                 SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                                ---------   --------------   ---------   --------------
Outstanding at January 1......................         --                    2,514,019       $ 1.44
  Granted.....................................  2,534,812        $1.44       1,798,285       $15.09
  Exercised...................................         --           --        (122,954)      $ 1.44
  Canceled....................................    (20,793)       $1.44        (163,757)      $ 2.51
                                                ---------                    ---------

Outstanding at December 31....................  2,514,019        $1.44       4,025,593       $ 7.49
Exercisable at December 31....................    199,317        $1.44         825,008       $ 2.18
Weighted average grant-date fair value of
  options granted during the year.............                   $1.45                       $11.14

    The following table summarizes information about stock options outstanding under the Plan at December 31, 1999:

                                               OPTIONS OUTSTANDING
                                 -----------------------------------------------       OPTIONS EXERCISABLE
                                                   WEIGHTED                        ----------------------------
                                                   AVERAGE           WEIGHTED                       WEIGHTED
                                   SHARES         REMAINING          AVERAGE         SHARES         AVERAGE
RANGE OF EXERCISE PRICE          OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   OUTSTANDING   EXERCISE PRICE
-----------------------          -----------   ----------------   --------------   -----------   --------------
$1.44..........................   2,432,672           3.5             $ 1.44         725,357         $ 1.44
$5.27..........................     717,302           4.3             $ 5.27          69,651         $ 5.27
$10.00-$14.36..................     183,609           3.4             $14.12          30,000         $12.91
$23.28-$34.88..................     602,260           3.8             $28.21              --             --
$35.00-$37.13..................      89,750           3.8             $36.83              --             --

    During 1998, the exercise price of all options granted under the plan was $1.44, which was less than the fair market value of the stock on the various grant dates. From September 1998 through December 1998, the Company granted 2,534,812 common stock options with an exercise price of $1.44 per share. Compensation expense of $310,536 was recorded in 1998 relating to these option grants with $2,813,577 of compensation expense deferred at December 31, 1998 to be amortized over the vesting period of the options.

    In December 1998, the Company granted 1,393,010 common stock options (1,046,500 non-qualified options and 346,510 incentive options) to an executive of the Company under two separate stock option agreements covered by the Plan. Non-qualified stock options totaling 60,712 vested immediately with the remainder of the options exercisable one year from date of grant in cumulative annual installments of 25%. The non-qualified stock options expire ten years after the grant date. Incentive stock options totaling 69,302 vested immediately with the remainder of the options exercisable one year from date of grant in cumulative annual installments of 25%. The incentive stock options expire five years from the date of grant.

    From January 1999 through May 1999, the Company granted 191,767 common stock options with a vesting period of three years and an exercise price of $1.44 per share, which was less than the fair market

                     NATIONAL INFORMATION CONSORTIUM, INC.

14. EMPLOYEE BENEFIT AND STOCK OPTION PLANS (CONTINUED) value of the stock on the various grant dates. Compensation expense of approximately $213,000 was recorded relating to these options for the year ended December 31, 1999, with approximately $496,000 of compensation expense deferred at December 31, 1999 to be amortized over the three-year vesting periods of the option grants. In April 1999, the Company granted 20,791 common stock options with a vesting period of three years and an exercise price of $5.27 per share, which was less than the fair market value of the stock on the grant date. Compensation expense of approximately $16,000 was recorded relating to these options for the year ended December 31, 1999, with approximately $58,000 of compensation expense deferred at December 31, 1999 to be amortized over the three year vesting periods of the option grants.

    In May 1999, the Company granted 696,511 common stock options (601,636 non-qualified options and 94,875 incentive options) to an executive of the Company employee at an exercise price of $5.27 per share, which was less than the fair market value of the stock on the grant date, under two separate stock option agreements covered by the Plan. Non-qualified stock options totaling 50,669 vested immediately with the remainder of the options exercisable one year from date of grant in cumulative annual installments of 25%. The non-qualified stock options expire ten years after the grant date. Incentive stock options totaling 18,975 vested immediately with the remainder of the options exercisable one year from date of grant in cumulative annual installments of 25%. The incentive stock options expire five years from the date of grant. Relating to this executive's stock options, compensation expense of approximately $598,000 was recorded for the year ended December 31, 1999, with approximately $1,892,000 of compensation expense deferred at December 31, 1999, to be amortized over the vesting period of the options.

    In August of 1999, the Company granted 10,000 common stock options with immediate vesting to a director of the Company with an exercise price of $10 per share, which was less than the fair market value of the stock on the grant date. Compensation expense of approximately $44,000 was recorded relating to this option grant for the year ended December 31, 1999.

    Including expense recognized in connection with options granted prior to January 1, 1999, the Company recognized a total of $1,614,101 of compensation expense related to common stock options for the year ended December 31, 1999. Total deferred compensation expense was $4,362,172 at December 31, 1999.

16. RELATED PARTY TRANSACTIONS

    The Company and its subsidiaries purchase business and health insurance through an insurance agency that is controlled by a shareholder and director of the Company at costs that the Company believes approximate arms-length transactions. In 1998, a payment of $8,345 was made directly to this insurance agency. No direct payments were made in 1997 or 1999. Aggregate insurance payments made that were brokered by this insurance agency totaled approximately $50,000, $478,000 and $354,000 for the years ended December 31, 1997, 1998 and
1999, respectively.

17. SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    NIC/USA financed the purchase of $335,646 of property and equipment in 1998 under capital leases.

    KIC sold certain assets during 1998 which were then leased back from the purchaser over a period of three years. The resulting lease is being accounted for as a capital lease. The purchaser paid down KIC's bank line of credit in 1998 by $28,666 as part of this sale-leaseback transaction.

                     NATIONAL INFORMATION CONSORTIUM, INC.

17. SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)
    III sold certain assets during 1998 which were then leased back from the purchaser over a period of three years. The resulting lease is being accounted for as a capital lease. The purchaser paid down III's bank line of credit in 1998 by $169,287 as part of this sale-leaseback transaction.

    AIC financed the purchase of $13,083 of property and equipment in 1998 under capital leases.

    NII financed the purchase of $7,114 of property and equipment in 1998 under capital leases.

    As discussed in Note 4, on September 15, 1999, NIC acquired the net assets of the business of eFed, a provider of Internet-based procurement software and services for the government. The total purchase price for the business was approximately $29.5 million. A portion of the purchase price included the issuance of 606,000 shares of unregistered common stock with a fair value of approximately $14.5 million. The fair value of net tangible assets acquired, consisting primarily of accounts receivable, property and equipment, accounts payable and other accrued expenses, totaled $816,000.

18. SEGMENT AND RELATED INFORMATION

    The Company's two reportable segments consist of its state and local government business and the eFed division. The state and local government business includes the Company's direct and indirect wholly-owned subsidiaries operating in the states of Virginia, Iowa, Georgia, Arkansas, Indiana, Kansas, Nebraska, Maine, Utah and Idaho and its application services division. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "other reconciling items." Management evaluates the performance of its segments and allocates resources to them based on gross profit and earnings before interest, taxes, depreciation, amortization and non-cash charges related to stock compensation and the Company's application services division ("EBITDA"). In the fourth quarter of 1998, the Company determined that the balance of revenues remaining to be recognized under existing application service division contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued $1,256,000 for the expected loss. The Company accrued an additional $1,125,000 of anticipated losses in 1999 based on revised estimates. The summary of significant accounting policies applies to both of the segments. There have been no intersegment transactions for the periods reported.

                     NATIONAL INFORMATION CONSORTIUM, INC.

18. SEGMENT AND RELATED INFORMATION (CONTINUED)
    The table below reflects summarized financial information concerning the Company's reportable segments for the years ending December 31:

                              STATE AND
                                LOCAL                      OTHER
                             GOVERNMENT                 RECONCILING   CONSOLIDATED
                              BUSINESS        EFED         ITEMS         TOTAL
                             -----------   ----------   -----------   ------------
1997
Revenues...................  $   996,550   $       --   $        --   $   996,550
Cost of revenues...........        5,168           --            --         5,168
                             -----------                              -----------
Gross profit...............      991,382           --            --       991,382

EBITDA.....................      107,000           --            --       107,000

1998
Revenues...................   28,623,656           --            --    28,623,656
Cost of revenues...........   21,210,632           --            --    21,210,632
                             -----------                              -----------
Gross profit...............    7,413,024           --            --     7,413,024

EBITDA.....................    1,005,921           --      (463,487)      542,434

1999
Revenues...................   55,395,154    1,570,974            --    56,966,128
Cost of revenues...........   42,126,957       63,878            --    42,190,835
                             -----------   ----------                 -----------
Gross profit...............   13,268,197    1,507,096            --    14,775,293

EBITDA.....................    3,864,068      333,341    (3,386,247)      811,162

    A reconciliation of total segment EBITDA to total consolidated loss before income taxes for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                            1997         1998           1999
                                                          ---------   -----------   ------------
Total EBITDA for reportable segments....................  $ 107,000   $   542,434   $    811,162
Application development contracts.......................         --    (1,256,000)    (1,125,000)
Stock compensation......................................   (370,235)     (568,869)    (3,188,051)
Depreciation and amortization...........................    (13,679)   (5,922,396)   (10,968,482)
Other income, net.......................................        111        55,839      2,492,460
Interest expense........................................         --       (88,161)      (168,872)
                                                          ---------   -----------   ------------
Consolidated loss before income taxes...................  $(276,803)  $(7,237,153)  $(12,146,783)
                                                          =========   ===========   ============

    A primary source of revenue is derived from data resellers use of the Company's government portals to access motor vehicle records for sale to the auto insurance industry. For the year ended December 31, 1998, one data reseller accounted for 60% of the Company's revenues and two other resellers accounted for an additional 11% of the Company's revenues. For the year ended
December 31, 1999, one of these data resellers accounted for approximately 67% of the Company's revenues and two other resellers accounted for an additional 11% of the Company's revenues. At December 31, 1999, one data reseller accounted for approximately 45% of the Company's accounts receivable and two other data resellers accounted for approximately 12%.

                     NATIONAL INFORMATION CONSORTIUM, INC.

19. UNAUDITED QUARTERLY OPERATING RESULTS (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                                             QUARTER
                                            -----------------------------------------
                                             1(ST)      2(ND)      3(RD)      4(TH)
                                            --------   --------   --------   --------
1998
Revenues..................................   $  361    $ 8,494    $ 9,773    $ 9,996
Operating loss............................     (124)    (1,942)    (1,561)    (3,578)
Net loss..................................     (124)    (1,946)    (1,938)    (3,888)
Basic and diluted loss per share..........   $(0.01)   $ (0.05)   $ (0.05)   $ (0.09)

                                                           QUARTER
                                          -----------------------------------------
                                           1(ST)      2(ND)      3(RD)      4(TH)
                                          --------   --------   --------   --------
1999
Revenues................................  $11,455    $13,311    $15,691    $16,509
Operating loss..........................   (3,302)    (2,941)    (2,378)    (5,850)
Net loss................................   (3,299)    (2,503)    (1,442)    (3,486)
Basic and diluted loss per share........  $ (0.08)   $ (0.06)   $ (0.03)   $ (0.07)

    The quarterly results of operations reflect the effect of the Exchange Offer on March 31, 1998, with the results of operations prior to that date reflecting only the operations of NIC/USA. The quarterly data is subject to seasonal fluctuations resulting in lower revenues in the fourth quarter of each calendar year, due to the smaller number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods.

    In the fourth quarter of 1998, the Company determined that the balance of revenues remaining to be recognized under existing application service division contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued approximately $1.3 million for the expected loss. The Company accrued an additional $900,000 of anticipated losses in the second quarter of 1999 and $225,000 in the fourth quarter of 1999 based on revised estimates.

20. SUBSEQUENT EVENTS

    On January 3, 2000, the Company commenced a three-year contract, with two two-year renewal periods, with the State of Hawaii to develop and operate Hawaii's government portal, Access Hawaii, which will provide electronic transactions and expanded access to public information. To manage the contract, the Company has created a new subsidiary, Hawaii Information Consortium, Inc. ("HIC"), a Hawaii corporation, which will be based in Hawaii's capitol city, Honolulu. Under the contract, HIC will fund initial investment and ongoing operational costs. Upon completion of the initial three-year term of the contract or upon termination of the contract, the State of Hawaii will be entitled to a perpetual for use only license for the applications HIC developed, with no additional compensation due to HIC. In connection with the revenues generated under the contract, HIC is entitled to retain any revenues remaining after payment of statutory fees for retrieval of public information and all network operating expenses. The Company anticipates Access Hawaii will be operational in the first quarter of 2000.

    On January 14, 2000, NIC merged its application services division with Conquest Softworks, LLC ("Conquest"). Conquest, based in Durango, Colorado, is a provider of software applications and services for electronic filings and document management solutions for government. NIC contributed $6.5 million in cash and the net assets of its application services division for a 65% ownership in the new company, which

                     NATIONAL INFORMATION CONSORTIUM, INC.

20. SUBSEQUENT EVENTS (CONTINUED)
will be referred to as NIC Conquest. NIC will eventually own approximately 60% of NIC-Conquest with the remainder to be owned by NIC-Conquest employees and other shareholders who were previously shareholders of Conquest. During the first quarter of 2000, NIC-Conquest may incur non-cash compensation charges for the amount by which the fair value of NIC-Conquest common stock to be sold to employees exceeds the amount paid. The merger will be accounted for as a purchase, and on a pro forma basis, would not have a material effect on the Company's financial statements for the year ended December 31, 1999. At any time after the first anniversary of the merger or upon a change in control of NIC (defined as a change in beneficial ownership of 40% or more of the issued and outstanding voting securities of NIC, excluding any public offering of equity securities of NIC), each of the non-NIC shareholders shall have the right to put to NIC all, but not less than all, of their shares at a price equal to a formula exercise price. In addition, NIC-Conquest may not remove any non-NIC member from the board of directors, authorize or issue any new equity shares senior to the common shares currently issued, amend its articles of incorporation to alter the rights, preferences or privileges of the shares held by non-NIC shareholders disproportionate to the shares held by NIC, increase the authorized number of members of the board of directors, effect a change in control in NIC-Conquest (defined as 1) the filing of a registration statement with the Securities and Exchange Commission for the purposes of registering shares under the Securities Act of 1933; 2) approval by the board of directors of planning to make a public offering, to merge or to be acquired; or 3) the receipt of any bona fide proposal or inquiry regarding the merger or acquisition of the company or substantially all of its assets), or sell, spin-off or otherwise distribute any business or subsidiary of the company on a basis other than pro rata to all the shareholders without the vote or written consent of at least one of the board members representing the minority shareholders.

    On January 14, 2000, eFed signed a letter of intent with Bank of America Corporation, through its subsidiary Bank of America, N.A. (USA), to create a limited liability company to offer state and local governments a Web-based business-to-business procurement, payment and reconciliation service. The two companies will share equally the revenue of the limited liability company generated from transaction fees, sales rebates from suppliers, and promotional consideration from suppliers. eFed will primarily be responsible for providing the electronic purchasing platform based on the eFed software, end user interface customization, hardware and software support and maintenance services to Bank of America and state and municipal clients, and other technical services in support of the business endeavors of the limited liability company. In addition, Bank of America will have the opportunity to become a strategic investor in NIC upon the achievement of certain revenue performance criteria by the new company. Warrants of 0.75% up to 2.5% of the current fully diluted shares of outstanding NIC common stock will become exercisable upon achieving certain cumulative revenue targets by December 31, 2004. These warrants are priced in two equally sized series at $34.44 and $44.77. Once exercisable, Bank of America will have the longer of December 31, 2005, or twenty-four months to execute the warrants on the shares.

    On February 16, 2000, NIC entered into a definitive merger agreement to acquire SDR Technologies, Inc. ("SDR"), a provider of Internet-based applications for governments, in exchange for 2,081,189 shares of unregistered NIC common stock. SDR designs and develops online election and ethics filing systems for federal, state and local government agencies. SDR has also developed a number of Internet-based applications for tax filings, business filings, professional licensing, and automobile registrations. The SDR acquisition will be accounted for as a purchase and is expected to close by the end of March 2000. At December 31, 1999, SDR's total assets were approximately $900,000 and total liabilities were approximately $3 million. For the year ended
December 31, 1999, SDR had net sales of approximately $2.6 million and incurred a net loss of approximately $984,000. Based on a preliminary purchase price and purchase

                     NATIONAL INFORMATION CONSORTIUM, INC.

20. SUBSEQUENT EVENTS (CONTINUED)
price allocation, intangible assets arising from the transaction are expected to total approximately $122.2 million (unaudited) and will be amortized over a period expected to approximate three years. The transaction is structured to be tax free to the SDR shareholders, and the amortization of the intangible assets will not be deductible for income tax purposes. Pursuant to the Agreement and Plan of Reorganization and Merger, outstanding SDR shares at the closing date will be converted to NIC common stock based upon the exchange ratio of approximately 0.5857 NIC shares for each SDR share. The preliminary purchase price per share was determined to be $58.29, which was based on the average closing market price of NIC's common stock one day before, the day of, and one day after the February 17, 2000 announcement date of the acquisition. However, the average closing market price of NIC's common stock three days before, the day of, and three days after the announcement date of the acquisition will be used to determine the final purchase price per share. The following unaudited pro forma consolidated amounts for the year ended December 31, 1999 give effect to the acquisitions of eFed (see Note 4) and SDR as if the acquisitions had occurred on January 1, 1999. These amounts do not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or the results which may occur in the future.

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1999
                                                              -----------------
Revenues....................................................    $ 61,940,873
Operating loss..............................................     (62,652,831)
Net loss....................................................     (56,100,619)
Basic and diluted loss per share............................    $      (1.11)
Weighted average shares outstanding.........................      50,516,519

    On February 16, 2000, NIC signed a letter of intent to purchase a 20% ownership interest in a privately held Internet commerce company. In exchange for $5 million in cash, NIC will receive preferred stock convertible into common stock. The investment is expected to be accounted for under the equity method.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of National Information Consortium, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of National Information Consortium, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Kansas City, Missouri

February 17, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors of the Company and the executive officers of the Company will be set forth under the caption "Management" in the Company's proxy statement related to its 2000 annual meeting of shareholders (the "Proxy Statement") and is incorporated herein by reference since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year pursuant to regulation 14A. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to "Executive Compensation" in the Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to "Share Ownership" in the Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    To the extent applicable the information required by this item is incorporated herein by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

                                                                PAGE
                                                              --------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets...............................     38
  Consolidated Statements of Operations.....................     39
  Consolidated Statements of Changes in Shareholders'
    Equity..................................................     40
  Consolidated Statements of Cash Flows.....................     41
  Notes to Consolidated Financial Statements................     42
  Report of PricewaterhouseCoopers LLP, Independent
    Accountants.............................................     69

    All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
         3.1            Articles of Incorporation of the registrant*

         3.2            Bylaws of the registrant*

         4.1            Reference is made to Exhibits 3.1 and 3.2*

         4.2            Investor Rights Agreement dated June 30, 1998*

         4.3            Investors' Rights Agreement, dated January 12, 2000**

         4.4            Specimen Stock Certificate of the registrant*

         9.1            Voting Trust Agreement between Jeffery S. Fraser and Ross C.
                        Hartley and certain Holders of Shares of National
                        Information Consortium, Inc. dated June 30, 1998 and form of the voting trust certificate*

        10.1            Form of Indemnification Agreement between the registrant and each of its executive officers and directors*

        10.2 Registrant's 1998 Stock Option Plan, as amended and restated*

        10.3            Registrant's 1999 Employee Stock Purchase Plan*

        10.4            Employment Agreement between the registrant and Jeffery S.
                        Fraser dated July 1, 1998*

        10.5            Employment Agreement between the registrant and William F.
                        Bradley, Jr. dated July 24, 1998*

        10.6            Employment Agreement between the registrant and Samuel R.
                        Somerhalder dated July 24, 1998*

        10.7            Employment Agreement between the registrant and Harry H.
                        Herington dated July 24, 1998*

        10.8            Employment Agreement between the registrant and Joseph
                        Nemelka, dated July 24, 1998**

        10.9            Employment Agreement between the registrant and James B.
                        Dodd dated January 1, 1999*

        10.10           Employment Agreement between the registrant and Ray G.
                        Coutermarsh dated February 1, 2000**

        10.11           Employment Agreement between the registrant and Terrence
                        Parker dated November 9, 1999**

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        10.12           Contract for Network Manager Services between the
                        Information Network of Kansas and Kansas Information
                        Consortium, Inc. dated December 18, 1991 with addenda dated
                        October 15, 1992, August 19, 1993, May 26, 1995 and June 13,
                        1996 and amendment on March 2, 1998*

        10.13           Contract for Network Manager Services between the State of
                        Indian@ by and through the Intelenet Commission and Indian@
                        Interactive, Inc., dated July 18, 1995*

        10.14           Services Contract by and between National Information
                        Consortium, U.S.A. and the GeorgiaNet Authority, an agency of the State of Georgia, dated September 15, 1996*

        10.15           Contract for Network Manager between Information Network of
                        Arkansas by and through the Information Network of Arkansas
                        Board and Arkansas Information Consortium, Inc. dated July
                        2, 1997*

        10.16           Contract for Network Manager Services between the Nebrask@
                        State Records Board on behalf of the State of Nebrask@ and Nebrask@ Interactive, Inc. dated December 3, 1997 with addendum No. 1 dated as of the same date*

        10.17           Contract for Network Manager Services between the
                        Commonwealth of Virginia by and through the Virginia
                        Information Providers Network Authority and Virginia
                        Interactive, LLC dated January 15, 1998*

        10.18           Contract for Network Manager Services between Iowa
                        Interactive, Inc. and the State of Iowa by and through Information Technology Services dated April 23, 1998 with letter addendum dated August 7, 1998*

        10.19           Contract for Network Manager Services between the
                        Consolidated City of Indianapolis and Marion County by and
                        through the Enhanced Access Board of Marion County and City-
                        County Interactive, LLC dated August 31, 1998 with addendum dated as of the same date*

        10.20           State of Maine Contract for Special Services with New
                        England Interactive, Inc. dated April 14, 1999*

        10.21           State of Idaho Contract for Electronic Business and portal
                        Services with the Idaho Department of Administration and other Public Agencies, dated December 7, 1999**

        10.22           State of Hawaii Contract for Special Services with the State of Hawaii, dated December 29, 1999**

        10.23           Employment Agreement between the registrant and Kevin C.
                        Childress dated May 16, 1999*

        10.24           Sublease for the registrant's offices at 12 Corporate Woods,
                        Overland Park dated May 14, 1999, and First Sublease
                        Modification Agreement dated December 15, 1999, and Lease
                        for the same address dated January 15, 1995 with First Lease
                        Modification dated October 30, 1996*

        10.25           Agreement between Equifax Services and Nebrask@ Online dated
                        March 25, 1996*

        10.26           Agreement between ChoicePoint and the Information Network of
                        Kansas dated September 1, 1997*

        10.27           Agreement between Equifax/ChoicePoint and the Information
                        Network of Arkansas dated September 2, 1997*

        10.28           Agreement between Equifax Systems, Inc. and Access Indian@
                        Information Network dated November 14, 1995*

        10.29           Contract for Network Manager Services between the State of
                        Utah and Utah Interactive, Inc. dated as of May 7, 1999*

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        10.30           Asset Purchase Agreement between the registrant and Electric
                        Press, Inc, for the acquisition of eFed, a division of
                        Electric Press, Inc., dated as of September 15, 1999**

        10.31           Contribution Agreement between the registrant and Conquest
                        Softworks, LLC, dated as of January 12, 2000 Agreement**

        10.32           Agreement and Plan of Reorganization and Merger between the registrant and SDR Technologies, Inc., dated as of February
                        16, 2000**

        21.1            Subsidiaries of the registrant

        23.1            Consent of PricewaterhouseCoopers LLP, Independent
                        Accountants

        27.1            Financial Data Schedule

------------------------

* Incorporated by reference to Registration Statement on Form S-1, File No. 333-77939

** Incorporated by reference to Registration Statement on Form S-1, File No. 333-30872

    (b) REPORTS ON FORM 8-K.

    A report on form 8-K was filed with the Securities and Exchange commission on November 15, 1999, amending the report on Form 8-K filed on September 30, 1999, and included the financial statements of eFed for the period required by Rule 3-05(b) of Regulation S-X and the pro forma financial information required by Article 11 of Regulation S-X.

    A report on Form 8-K was filed with the Securities and Exchange Commission on January 28, 2000, with attached Press Releases of the Company dated
January 14, 2000, announcing the Company had entered into a definitive contract to merge its Applications Services Division with Conquest Softworks, LLC and announcing that eFed, Inc., a wholly owned subsidiary of the Company, had entered into a letter of intent with Bank of America to form a jointly owned limited liability company for the purposes of offering state and local governments the first Web-based business-to-business procurement, payment and reconciliation solution.

    A report on Form 8-K was filed with the Securities and Exchange Commission on March 1, 2000, with attached Press Release of the Company dated February 17, 2000, announcing the Company had entered into a definitive agreement to acquire SDR Technologies, Inc., a provider of Internet-based applications for governments.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized, on             , 2000.

                                                       NATIONAL INFORMATION CONSORTIUM, INC.

                                                       By:              /s/ JAMES B. DODD
                                                            -----------------------------------------
                                                                          James B. Dodd

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ JEFFERY S. FRASER
     -------------------------------------------       Chairman and Director           March   , 2000
                  Jeffery S. Fraser

                                                       President, Chief Executive
                  /s/ JAMES B. DODD                      Officer and Director
     -------------------------------------------         (Principal Executive          March   , 2000
                    James B. Dodd                        Officer)

               /s/ KEVIN C. CHILDRESS                  Chief Financial Officer
     -------------------------------------------         (Principal Financial and      March   , 2000
                 Kevin C. Childress                      Accounting Officer)

               /s/ JOHN L. BUNCE, JR.
     -------------------------------------------       Director                        March   , 2000
                 John L. Bunce, Jr.

                 /s/ DANIEL J. EVANS
     -------------------------------------------       Director                        March   , 2000
                   Daniel J. Evans

                 /s/ ROSS C. HARTLEY
     -------------------------------------------       Director                        March   , 2000
                   Ross C Hartley

                /s/ PATRICK J. HEALY
     -------------------------------------------       Director                        March   , 2000
                  Patrick J. Healy

                   /s/ PETE WILSON
     -------------------------------------------       Director                        March   , 2000
                     Pete Wilson