Form 10-Q
period 2000-03-31
NATIONAL INFORMATION CONSORTIUM
filed 2000-05-15
CIK 1065332

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                        Commission file number 000-26621

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

Yes (X) No ( )

The number of shares outstanding of the registrant's common stock as of May 8, 2000 was 53,337,004.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      NATIONAL INFORMATION CONSORTIUM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                      000'S

                                                                                               MARCH 31,            DECEMBER 31,
                                                                                                  2000                  1999
                                                                                            -----------------     -----------------
                                     ASSETS
     Current assets:
         Cash and cash equivalents                                                              $      4,582          $      9,527
         Marketable securities                                                                        67,490                82,481
         Trade accounts receivable                                                                     7,726                 6,010
         Deferred income taxes                                                                           528                   158
         Prepaid expenses                                                                                500                   279
         Other current assets                                                                            433                   614
         Notes receivable                                                                              2,000                     -
                                                                                            -----------------     -----------------
              Total current assets                                                                    83,259                99,069
     Property and equipment, net                                                                       3,897                 2,998
     Deferred income taxes                                                                             1,357                   694
     Other assets                                                                                        477                   254
     Investments in affiliates                                                                        10,527                     -
     Intangible assets, net                                                                           32,968                30,646
                                                                                            -----------------     -----------------
              Total assets                                                                      $    132,485          $    133,661
                                                                                            =================     =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
         Accounts payable                                                                       $      4,179          $      3,805
         Accrued expenses                                                                              1,167                   873
         Income taxes payable                                                                            115                    84
         Capital lease obligations - current portion                                                     187                   190
         Notes payable - current portion                                                                   -                    50
         Application development contracts                                                             1,390                   232
         Other current liabilities                                                                       309                   120
                                                                                            -----------------     -----------------
              Total current liabilities                                                                7,347                 5,354
     Capital lease obligation - long-term portion                                                        179                   218
                                                                                            -----------------     -----------------
              Total liabilities                                                                        7,526                 5,572
                                                                                            -----------------     -----------------

     Commitments and contingencies (Notes 7 and 8)                                                         -                     -

     Minority interest                                                                                   799                     -
                                                                                            -----------------     -----------------

     Shareholders' equity:
         Common stock, no par, 200,000,000 shares authorized
             53,319,642 and 53,165,370 shares issued and
             outstanding                                                                                   -                     -
         Additional paid-in capital                                                                  149,425               149,036
         Accumulated deficit                                                                         (21,263)              (16,557)
         Accumulated other comprehensive income                                                            1                     2
                                                                                            -----------------     -----------------
                                                                                                     128,163               132,481
         Less notes and stock subscriptions receivable                                                   (30)                  (30)
         Less deferred compensation expense                                                           (3,973)               (4,362)
                                                                                            -----------------     -----------------
              Total shareholders' equity                                                             124,160               128,089
                                                                                            -----------------     -----------------
              Total liabilities and shareholders' equity                                        $    132,485          $    133,661
                                                                                            =================     =================

       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                   INTEGRAL PART OF THESE STATEMENTS.

                      NATIONAL INFORMATION CONSORTIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (000'S EXCEPT FOR PER SHARE AMOUNTS)

                                                                                      THREE-MONTHS ENDED
                                                                                          MARCH 31,
                                                                           ---------------------------------------
                                                                                 2000                  1999
                                                                           -----------------     -----------------
Revenues                                                                           $ 18,914              $ 11,455
Cost of revenues                                                                     13,420                 8,604
                                                                           -----------------     -----------------
     Gross profit                                                                     5,494                 2,851
                                                                           -----------------     -----------------
Operating expenses:
     Service development and operations                                               3,396                   935
     Selling, general and administrative                                              4,992                 1,517
     Stock compensation                                                                 517                 1,699
     Depreciation and amortization                                                    4,586                 2,002
                                                                           -----------------     -----------------
     Total operating expenses                                                        13,491                 6,153
                                                                           -----------------     -----------------
Operating loss                                                                       (7,997)               (3,302)
                                                                           -----------------     -----------------
Other income (expense):
     Interest expense                                                                   (11)                  (37)
     Other income, net                                                                1,202                    17
                                                                           -----------------     -----------------
     Total other income (expense)                                                     1,191                   (20)
                                                                           -----------------     -----------------
Loss before income taxes and minority interest                                       (6,806)               (3,322)
Income tax benefit                                                                   (2,008)                  (23)
                                                                           -----------------     -----------------
Loss before minority interest                                                        (4,798)               (3,299)
Minority interest                                                                       (93)                    -
                                                                           -----------------     -----------------
Net loss                                                                          $  (4,705)             $ (3,299)
                                                                           =================     =================

Net loss per share:
     Basic and diluted                                                            $   (0.09)             $  (0.08)
                                                                           =================     =================

Weighted average shares outstanding                                                  53,260                42,243
                                                                           =================     =================

       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                   INTEGRAL PART OF THESE STATEMENTS.

                      NATIONAL INFORMATION CONSORTIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                      000'S

                                                                                                THREE-MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                     ----------------------------------------
                                                                                           2000                  1999
                                                                                     -----------------     ------------------
Cash flows from operating activities:
       Net loss                                                                             $  (4,705)              $ (3,299)
       Adjustments to reconcile net loss to net cash used in
            operating activities:
            Depreciation and amortization                                                       4,586                  2,002
            Compensation expense recognized related to sale of common stock                         -                  1,489
            Compensation expense recognized related to stock options                              517                    210
            Loss on disposals of property and equipment                                             2                      -
            Accretion of discount on marketable securities                                     (1,080)                     -
            Application development contracts                                                   1,158                    (82)
            Deferred income taxes                                                              (2,072)                   (24)
            Minority interest                                                                     (93)                     -
       Changes in operating assets and liabilities, net of effects of acquisitions:
                 (Increase) in trade accounts receivable                                       (1,714)                  (787)
                 (Increase) in prepaid expenses                                                  (221)                   (56)
                 (Increase) decrease in other current assets                                      201                   (188)
                 (Increase) decrease in other assets                                             (223)                     4
                 Increase in accounts payable                                                     364                    379
                 Increase (decrease) in income taxes payable                                       31                    (46)
                 Increase in accrued expenses                                                     294                     34
                 Increase (decrease) in other current liabilities                                 189                     (2)
                                                                                     -----------------     ------------------
       Net cash used in operating activities                                                   (2,766)                  (366)
                                                                                     -----------------     ------------------

Cash flows from investing activities:
       Purchases of property and equipment                                                     (1,038)                   (10)
       Proceeds from disposals of property and equipment                                            1                      -
       Capitalized software development costs                                                    (396)                     -
       Purchases of marketable securities                                                    (170,096)                     -
       Maturities of marketable securities                                                    186,167                      -
       Cash outlay in exchange for notes receivable                                            (2,000)                     -
       Acquisition of business                                                                 (4,518)                     -
       Cash of acquired business                                                                   87                      -
       Investments in affiliates                                                              (10,527)                     -
                                                                                     -----------------     ------------------
       Net cash used in investing activities                                                   (2,320)                   (10)
                                                                                     -----------------     ------------------

Cash flows from financing activities:
       Proceeds from bank lines of credit                                                           -                     70
       Payments on bank lines of credit                                                             -                   (254)
       Payments on notes payable                                                                  (50)                   (50)
       Payments on capital lease obligations                                                      (50)                   (60)
       Proceeds from issuance of common stock to employees                                          -                    475
       Proceeds from exercise of employee stock options                                           241                      -
                                                                                     -----------------     ------------------
       Net cash provided by financing activities                                                  141                    181
                                                                                     -----------------     ------------------

Net decrease cash and cash equivalents                                                         (4,945)                  (195)
Cash and cash equivalents, beginning of year                                                    9,527                  1,310
                                                                                     -----------------     ------------------
Cash and cash equivalents, end of period                                                      $ 4,582                 $1,115
                                                                                     =================     ==================
Other cash flow information:

       Interest Paid                                                                          $    11                 $   37
                                                                                     =================     ==================
       Income taxes paid                                                                      $    85                 $    -
                                                                                     =================     ==================

       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
              INTEGRAL PART OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

National Information Consortium, Inc. ("NIC" or the "Company") has prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In management's opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the results of operations for the interim periods presented. These financial statements and notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, filed with the SEC on March 10, 2000, and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

1. GOVERNMENT CONTRACT WITH STATE OF HAWAII
On January 3, 2000, the Company commenced a three-year contract, with two two-year renewal periods, with the State of Hawaii to develop and operate Hawaii's government portal, Access Hawaii, which will provide electronic transactions and expanded access to public information. To manage the contract, the Company has created a new subsidiary, Hawaii Information Consortium, Inc. ("HIC"), a Hawaii corporation, which is based in Hawaii's capital city, Honolulu. Under the contract, HIC will fund initial investment and ongoing operational costs. Upon completion of the initial three-year term of the contract or upon termination of the contract, the State of Hawaii will be entitled to a perpetual for use only license for the applications HIC developed, with no additional compensation due to HIC. In connection with the revenues generated under the contract, HIC is entitled to retain any revenues remaining after payment of statutory fees for retrieval of public information and all network operating expenses. The Company anticipates Access Hawaii will be operational in the second or third quarter of 2000.

2. BUSINESS COMBINATION WITH CONQUEST SOFTWORKS, LLC
On January 14, 2000, NIC merged its Application Services Division with Conquest Softworks, LLC ("Conquest"). Conquest, based in Durango, Colorado, is a provider of software applications and services for electronic filings and document management solutions for government. NIC paid $6.5 million in cash and contributed the net assets of its Application Services Division for a 65% ownership in the new company, which will be referred to as NIC Conquest. The merger has been accounted for as a purchase and the results of NIC Conquest's operations are included in the Company's consolidated statements of operations from the date of acquisition. Conquest's 1999 results of operations as a stand-alone business were not material in relation to the consolidated financial statements of NIC.

The total purchase price of approximately $6.9 million was allocated to NIC's share of tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the closing date. The fair value of net tangible assets acquired, consisting primarily of cash, accounts receivable, and property and equipment, totaled approximately $1.7 million and approximated historical carrying amounts. The sole identifiable intangible asset relates to Conquest's Uniform Commercial Code web browser software application. This asset was valued at approximately $2.7 million based on the net present value of projected future net cash flows from the application over its estimated three-year life discounted by 15%. The remainder of the purchase price was allocated to goodwill. The goodwill is being amortized on a straight-line basis over three years.

At any time after the first anniversary of the merger or upon a change in control of NIC (defined as a change in beneficial ownership of 40% or more of the issued and outstanding voting securities of NIC, excluding any public offering of equity securities of NIC), each of the non-NIC shareholders shall have the right to put to NIC all, but not less than all, of their shares at a price equal to a formula exercise price. In addition, NIC-Conquest may not remove any non-NIC member from the board of directors, authorize or issue any new equity shares senior to the common shares currently issued, amend its articles of incorporation to alter the rights, preferences or privileges of the shares held by non-NIC shareholders disproportionate to the shares held by NIC, increase the authorized number of members of the board of directors, effect a change in control in NIC-Conquest (defined as 1) the filing of a registration statement with the SEC for the purposes of registering shares under the Securities Act of 1933; 2) approval by the board of directors of planning to make a public offering, to merge or to be acquired; or 3) the receipt of any bona fide proposal or inquiry regarding the merger or acquisition of the company or substantially all of its assets), or sell, spin-off or otherwise distribute any business or subsidiary of the company on a basis other than pro rata to all the shareholders without the vote or written consent of at least one of the board members representing the minority shareholders.

On May 1, 2000, NIC acquired an additional 6.5% ownership interest in NIC Conquest from NIC Conquest's chief executive officer in exchange for 158,941 unregistered shares of NIC common stock. The exchange ratio was determined based on the closing market price of NIC's common stock on the last trading day preceding the May 1, 2000 exchange agreement. The NIC shares issued will be delivered to an escrow account and are subject to vesting in equal annual installments over a three year period, beginning one year from the date of the exchange agreement. The fair market value of the NIC shares issued in the exchange was approximately $2 million.

3. FORMATION OF LIMITED LIABILITY COMPANY WITH BANK OF AMERICA On March 3, 2000, the Company's eFed division, which has been renamed NIC Commerce, created a jointly owned limited liability company with Bank of America Corporation, through its subsidiary Bank of America, N.A. (USA), to offer state and local governments a Web-based business-to-business procurement, payment and reconciliation service. The two companies will share equally the revenue of the limited liability company generated from transaction fees, sales rebates from suppliers, and promotional consideration from suppliers. NIC Commerce will primarily be responsible for providing the electronic purchasing platform based on the NIC Commerce software, end user interface customization, hardware and software support and maintenance services to Bank of America and state and municipal clients, and other technical services in support of the business endeavors of the limited liability company. In addition, Bank of America will have the opportunity to become a strategic investor in NIC upon the achievement of certain revenue performance criteria by the new company. Warrants to purchase NIC stock of 420,000 up to 1,400,000 shares will become exercisable upon achieving certain cumulative revenue targets by December 31, 2004. These warrants are priced in two equally sized series at $34.44 and $44.77 per share. Once exercisable, Bank of America will have the longer of December 31, 2005, or twenty-four months to execute the warrants on the shares.

4. ACQUISITION OF SDR TECHNOLOGIES On May 11, 2000, NIC filed an agreement of merger with the Secretary of State of the State of California (the "Certificate of Merger") to acquire SDR Technologies, Inc., a California corporation ("SDR"), for approximately 1,912,000 shares of NIC common stock and options to purchase approximately 230,000 shares of NIC common stock.
The SDR shareholders have approved the merger, and the Company expects the Certificate of Merger to be approved in the near future. SDR, a provider of Internet-based applications for governments, designs and develops online election and ethics filing systems for federal, state and local government agencies. SDR has also developed a number of Internet-based applications for tax filings, business filings, professional licensing, and automobile registrations. SDR will be renamed NIC Technologies. Pursuant to the Amended and Restated Agreement and Plan of Reorganization and Merger, dated May 5, 2000 (the "Merger Agreement"), upon the effectiveness of the Certificate of Merger, (i) each outstanding share of common stock of SDR ("SDR common stock"), and each outstanding share of preferred stock of SDR will be converted into 0.59977 shares of NIC common stock, and (ii) each outstanding option to purchase one share of SDR common stock will be converted into an option to purchase 0.59977 shares of NIC common stock at an exercise price specified in the Merger Agreement. Ten percent of the total number of shares of NIC common stock to be issued pursuant to the Merger Agreement will be held in escrow as collateral for the indemnification obligations of the selling shareholders under the Merger Agreement. The shares of NIC common stock placed in escrow will be held and released in accordance with the terms and conditions of an Indemnification Escrow Agreement. Subject to certain limitations, one half of the escrow shares will be delivered to SDR shareholders nine months after the date of closing and the remaining escrow shares will be delivered to the SDR shareholders 18 months after the date of closing.

The acquisition will be accounted for as a purchase. The purchase price per share was determined to be $17.21, which was based on the average closing market price of NIC's common stock three days before, the day of, and three days after April 24, 2000, the date on which the parties to the Merger Agreement agreed to the 0.59977 exchange ratio. Accordingly, the preliminary purchase price of approximately $38.1 million will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The transaction was structured to be tax free to the SDR shareholders, and the amortization of the intangible assets arising from the application of purchase accounting will not be deductible for income tax purposes.

SDR issued two $1 million convertible promissory notes to NIC, dated January 28, 2000 and March 27, 2000, in exchange for $2 million in cash. On April 21, 2000 NIC elected to convert the promissory notes into 67,476 shares of SDR common stock, which will automatically be cancelled and retired upon the effectiveness of the Certificate of Merger. Pursuant to the Merger Agreement, the principal amount of the January 28, 2000 promissory note (representing approximately 20,000 NIC common shares) will be deducted from the NIC common stock held in escrow. The principal amount of the March 27, 2000 promissory note will be additional purchase price for accounting purposes. Additionally, 10,000 SDR common shares (representing approximately 6,000 NIC common shares) issued on May 11, 2000 upon conversion of an SDR convertible promissory note will also be deducted from the NIC common stock held in escrow.


5. INVESTMENTS IN AFFILIATES
On March 23, 2000, NIC completed a $5 million cash investment in E-Filing.com, Inc. ("E-Filing.com"), a provider of online filing applications for legal services, giving NIC ownership of 20% of E-Filing.com, a non-pubic company, through 2,433,800 shares of Series A voting Preferred Stock. The investment will be accounted for under the equity method. The difference between the amount of NIC's investment ($5 million) and underlying equity (approximately $1.4 million) in E-Filing.com has been allocated to goodwill and will be amortized over a period expected to approximate 2 years.

On March 24, NIC completed a $5.5 cash investment in Tidemark Computer Systems, Inc. ("Tidemark"), a provider of online permit applications for local government, giving NIC ownership of approximately 27% of Tidemark, a non-public company, through 4,530,396 shares of Series B voting Preferred Stock. The investment will be accounted for under the equity method. The difference between the amount of NIC's investment ($5.5 million) and underlying equity (approximately $2.3 million) in Tidemark has been allocated to goodwill and will be amortized over a period expected to approximate 2 years.

The Company uses the equity method to account for equity investments in affiliates (generally 20 to 50 percent owned) when NIC management can exert significant influence over the operations of the investee.

6. SEGMENTS AND RELATED INFORMATION

The Company's two reportable segments consist of its state and local government business and NIC Commerce. The state and local government business includes the Company's subsidiaries operating in the states of Arkansas, Georgia, Hawaii, Idaho, Indiana, Iowa, Kansas, Maine, Nebraska, Utah, and Virginia and NIC Conquest. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items." Management evaluates the performance of its segments and allocates resources to them based on gross profit and earnings before interest, taxes, depreciation, amortization and other non-cash charges related to stock compensation and application development contracts ("EBITDA"). There have been no intersegment transactions for the periods reported. The table below reflects summarized financial information concerning the Company's reportable segments for the three months ended March 31 (in thousands):

                              STATE AND
                                 LOCAL                                  OTHER
                               GOVERNMENT             NIC            RECONCILING          CONSOLIDATED
                                BUSINESS           COMMERCE             ITEMS                 TOTAL
                            ----------------   ----------------   ------------------   -------------------
2000
Revenues ...........          $   17,501          $    1,413              $     -           $   18,914
Cost of revenues ...              13,086                 334                    -               13,420
                            ----------------   ----------------                        -------------------
Gross profit .......               4,415               1,079                    -                5,494

EBITDA .............               1,013                (221)              (2,336)              (1,544)


                                                                                                  1999
Revenues ...........              11,455                   -                    -               11,455
Cost of revenues ...               8,604                   -                    -                8,604
                            ----------------                                           -------------------
Gross profit .......               2,851                   -                    -                2,851

EBITDA .............                 733                   -                 (334)                 399

The following is a reconciliation of total segment EBITDA to total consolidated loss before income taxes for the three months ended March 31 (in thousands):

                                                                       2000                  1999
                                                                --------------------   ------------------
Total EBITDA for reportable segments........................  $            $(1,544)  $              $399
Application development contracts...........................                (1,350)                    -
Stock compensation..........................................                  (517)              (1,699)
Depreciation and amortization...............................                (4,586)              (2,002)
Other income, net...........................................                  1,202                   17
Interest expense............................................                   (11)                 (37)
                                                                --------------------   ------------------
Consolidated loss before income taxes.......................  $             (6,806)  $           (3,322)
                                                                ====================   ==================

7. APPLICATION DEVELOPMENT CONTRACTS
Due to developments arising in late March 2000 relating to subcontractor performance and technical delivery issues, the Company determined that the balance of revenues remaining to be recognized under an application development contract with the Indiana Secretary of State was not expected to cover the Company's current estimate of costs to develop and implement the related application and accrued $1.35 million for the expected loss. The Company is actively investigating remuneration from certain parties involved with the contract. The amount cannot be determined at this time and has not been considered in the Company's current estimate. At March 31, 2000, the accrual for all application development contracts held by the Company was approximately $1.4 million, which management believes is adequate. Because of the inherent uncertainties in estimating the costs of completion, including the success of the Company in receiving remuneration as discussed above, it is at least reasonably possible that the estimate will change in the near term.

8. WITHDRAWN STOCK OFFERING
On February 22, 2000, the Company filed a registration statement on Form S-1 with the SEC for an offering of approximately 8.1 million shares of the Company's common stock. On April 5, 2000, the Company announced its intention to withdraw the stock offering due to adverse market conditions. Estimated direct costs related to the withdrawn offering of approximately $1 million will be expensed in the second quarter of 2000.

9. RECENT ACCOUNTING PRONOUNCEMENTS In March 2000, the Emerging Issues Task Force reached certain consensuses on Issue 00-2 ("EITF 00-2"), ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS, which establishes the accounting for the costs incurred to develop Internet web sites. The consensuses are effective for web site development costs incurred in quarters beginning after June 30, 2000, with an option to adopt as a cumulative effect of a change in accounting principle. Because, after the completion of a defined contract term, the government entities with which the Company contracts typically receive a perpetual, royalty-free license to the applications the Company developed, the Company currently expenses as incurred the employee costs to develop, operate and maintain government portals. These costs are included in service development and operations expense in the consolidated statements of operations. The Company is in the process of evaluating the impact, if any, of EITF 00-2 on its consolidated financial position, result of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "believe," we "plan," we "intend," we "anticipate," or we "estimate" are forward-looking statements. Investors should be aware that actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions and those risks discussed in our other filings with the Securities and Exchange Commission. In addition, we will not necessarily update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.

OVERVIEW

The following discussion summarizes the significant factors affecting operating results of the Company for the three-month periods ended March 31, 2000 and 1999. This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

ACQUISITION OF SDR TECHNOLOGIES

On May 11, 2000, we filed an amendment of merger with the Secretary of State of the State of California to acquire SDR Technologies, a provider of Internet-based applications for governments. SDR designs and develops online election and ethics filing systems for federal, state and local government agencies. SDR has also developed a number of Internet-based applications for tax filings, business filings, professional licensing and automobile registrations. For additional information on the SDR acquisition, refer to
Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

OTHER RECENT DEVELOPMENTS

On January 14, 2000, we merged our Application Services Division with Conquest Softworks, LLC. NIC Conquest, the newly formed entity, is a provider of software applications and services for electronic filings and document management solutions for government. The combined entity holds contracts with state and local governments for Web-enabling the back-office systems and processes for business-to-government filings. Its products include UCCDataNet State Imaging and Filing System, a comprehensive UCC office management system; uccfile.com Web Browser Interface, which allows Web access to filings; and County Suite Filing and Imaging Systems, which extends filing capabilities to land records and other filing types. For additional information on the merger, refer to Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

On March 3, 2000, NIC Commerce formed a jointly owned limited liability company with Bank of America Corporation through its subsidiary, Bank of America, N.A.
(USA), to offer state and local governments the first Web-based business-to-business procurement, payment and reconciliation service. The two companies will share equally in revenues generated by the limited liability company. For additional information on our strategic business relationship with Bank of America, refer to Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

On March 23, 2000, we completed a $5 million cash investment in privately held E-Filing.com, Inc., a leading provider of online filing applications for legal services, giving us ownership of 20% of E-Filing.com. This strategic investment is expected to enable both E-Filing.com and NIC to rapidly expand access to judicial eGovernment applications nationwide. On March 24, 2000, we completed a $5.5 million cash investment in privately held Tidemark Computer Systems, Inc., a leading provider of eGovernment permit applications and related services for local government, giving us ownership of approximately 27% of Tidemark. This strategic investment is expected to allow Tidemark and NIC to help communities automate a variety of business processes through mobile and web-based applications. For additional information on these investments, refer to Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         REVENUES.   Revenues were $18.9 million for the three months ended
March 31, 2000 compared to $11.5 million for the three months ended March 31, 1999. This increase was primarily attributable to $2.3 million in revenues from our state business units that became operational during the third quarter of 1999, a $3.6 million increase in revenues relating to same state business volumes, $1.4 million in revenues from NIC Commerce, which we acquired in September 1999, and $0.1 million revenue increase related to NIC Conquest, which was formed in January 2000 through the merger of our Application Services Division and Conquest Softworks, LLC.

         COST OF REVENUES.   Cost of revenues increased to $13.4 million for
the three months ended March 31, 2000 from $8.6 million for the three months ended March 31, 1999. This increase was primarily attributable to $1.6 million in cost of revenues from our state business units that became operational during the third quarter of 1999, a $2.8 million increase relating to same state business volumes and $0.3 million relating to NIC Commerce.

         GROSS PROFIT.   Gross profit increased to $5.5 million for the three
months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999. This increase is due primarily to $0.7 million in gross profit from new state business units that became operational in the third quarter of 1999, a $0.8 million increase in gross profit relating to increases in same state business volumes and $1.1 million in gross profit from NIC Commerce.

         The gross profit rate was 29.0% of revenues for the three months ended March 31, 2000 compared to 24.9% for the three months ended March 31, 1999. This increase was primarily attributable to NIC Commerce, which has a substantially higher gross profit rate compared to our state and local government businesses. In addition, the state business units that became operational in the third quarter of 1999 have generally higher gross profit rates than existing state business units.

         SERVICE DEVELOPMENT AND OPERATIONS.   Service development and
operations costs increased to $3.4 million for the three months ended March 31, 2000 from $0.9 million for the three months ended March 31, 1999. This increase was primarily attributable to $0.2 million from state business units that became operational in the second half of 1999 and first quarter of 2000, $0.5 million from NIC Conquest and $0.3 million from NIC Commerce. In addition, we determined that the balance of revenues remaining to be recognized under an existing application development contract was not expected to cover anticipated costs of developing and implementing the related application and accrued an approximate $1.4 million non-cash charge for the expected loss, as further discussed in Note 7 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

         SELLING, GENERAL AND ADMINISTRATIVE.   Selling, general and
administrative costs increased to $5.0 million for the three months ended March 31, 2000 from $1.5 million for the three months ended March 31, 1999. This increase was primarily attributable to $0.5 million from new state business units that became operational in the second half of 1999 and first quarter of 2000, $1.0 million from NIC Commerce, $0.2 million from NIC Conquest and $1.9 million in additional corporate level overhead expenses as a result of our overall growth and positioning for future growth, including the addition of corporate level marketing, public relations, finance, technology and management personnel. Partially offsetting these increases was a decrease in same state general and administrative expenses of approximately $0.1 million.

         STOCK COMPENSATION.   Stock compensation for the three months ended
March 31, 2000 was $0.5 million and consisted primarily of compensation expense related to common stock options granted to senior level executives and other key employees. Stock compensation was $1.7 million for the three months ended March 31, 1999. In the first quarter of 1999, we sold approximately 347,000 shares of common stock to key employees and recognized approximately $1.5 million in compensation expense for the amount by which the fair value of common stock sold exceeded the amount paid.

         DEPRECIATION AND AMORTIZATION.   Depreciation and amortization for
the three months ended March 31, 2000 increased to $4.6 million from $2.0 million for the three months ended March 31, 1999. This increase was primarily due to the amortization of intangible assets resulting from our acquisition of NIC Commerce on September 15, 1999, which contributed to $2.4 million in amortization expense for the three months ended March 31, 2000, and business combination with Conquest Softworks, LLC on January 14, 2000, which contributed to $0.5 million in amortization expense for the three months ended March 31, 2000. Depreciation expense increased by $0.2 million for the three months ended March 31, 2000 as a result of additions to property and equipment throughout 1999 and the first quarter of 2000. These increases were partially offset by a $0.5 million decrease in amortization of intangible assets resulting from our March 31, 1998 exchange offer. Certain intangible assets relating to that exchange offer became fully amortized as of December 31, 1999. For additional information on the exchange offer, refer to Note 3 in the Notes to Consolidated Financial

Statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2000.

         OPERATING LOSS.   Operating loss for the three months ended March
31, 2000 was $8.0 million compared to $3.3 million for the three months ended March 31, 1999. Excluding non-cash charges for stock compensation, depreciation and amortization, and the charge relating to the application development contract as discussed above, operating loss would have been $1.5 million for the three months ended March 31, 2000 compared to operating income of $0.4 million for the three months ended March 31, 1999.

         OTHER INCOME, NET.   [ib]We have placed the proceeds from our July
20, 1999 initial public offering in short-term, investment-grade, interest-bearing marketable securities. For the three months ended March 31, 2000, the increase in other income, net, reflects interest income earned on these investments.

         INCOME TAXES.   We recognized an income tax benefit of approximately
$2.0 million for the three months ended March 31, 2000. This benefit was attributable to a taxable net loss in the current quarter. The income tax benefit is less than the amount customarily expected because of expenses that are not deductible for tax purposes including amortization of goodwill from the March 31, 1998 exchange offer and the Conquest merger, and certain stock compensation costs. We recognized an income tax benefit of $23,000 for the three months ended March 31, 1999. The income tax benefit was less than the amount customarily expected because of expenses that were not deductible for tax purposes including amortization of goodwill from the March 31, 1998 exchange offer and certain stock compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

In addition to $67.5 million of short-term marketable securities, our liquid resources at March 31, 2000 included cash and cash equivalents of $4.6 million and unused operating lines of credit totaling approximately $2.5 million. However, we did not renew the lines of credit, which expired on April 30, 2000.

On February 22, 2000, we filed a registration statement on Form S-1 with the SEC for an offering of approximately 8.1 million shares of our common stock. On April 5, 2000, we announced our intention to withdraw the stock offering due to adverse market conditions. Estimated direct costs related to the withdrawn offering of approximately $1 million will be expensed in the second quarter of 2000.

We believe that our current financial resources will be sufficient to meet our present working capital requirements and significant growth initiatives without the need of additional capital for at least the next twelve months.

Net cash used in operating activities was $2.8 million for the three months ended March 31, 2000 compared to $0.4 million for the three months ended March 31, 1999. The increase in cash used in operating activities is primarily attributable to additional corporate level overhead expenses as a result of our overall growth and positioning for future growth, including strategic infrastructure investments in marketing, public relations, finance, technology and management personnel. We expect operating cash flow to be negative for at least the next two quarters as a result of our continued investment in corporate infrastructure and growth strategies.

Investing activities resulted in net cash used of approximately $2.3 million for the three months ended March 31, 2000 reflecting maturities of our marketable securities portfolio used for purchases of property and equipment ($1 million), our business combination with Conquest Softworks, LLC ($4.5 million), strategic equity investments in Tidemark ($5.5 million) and E-Filing.com ($5 million), and the cash outlay to SDR in exchange for notes receivable ($2 million).

From time to time, we expect to evaluate the acquisition of businesses and technologies that complement our business. Acquisitions may involve a cash investment.

YEAR 2000 READINESS

We have not experienced any significant software failures or the creation of erroneous results due to the Year 2000 date change.

We have conducted an internal review of software systems that we use for portal management, network monitoring, quality assurance, applications and information and transaction processing. Because we developed most of these software systems internally after the Year 2000 problem was already known, we were largely able to anticipate four digit requirements. In connection with ongoing reviews of our government portals, we also are reviewing our computer infrastructure, including network equipment and servers. We did not experience and do not anticipate any material problems with network equipment, as the majority of our current configuration has been installed or upgraded with Year 2000 ready systems. Similarly, we purchased most of our servers within the past four years. With this relatively current equipment, we do not anticipate material Year 2000 readiness problems.

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

We have made inquiries of vendors of systems we believe to be mission critical to our business regarding their Year 2000 readiness. Although we have received various assurances, we did not receive affirmative documentation of Year 2000 readiness from any of these vendors and we have not performed any operational tests on our internal systems. We generally do not have contractual rights with third-party providers should their equipment or software fail due to Year 2000 issues. If this third-party equipment or software does not operate properly with regard to Year 2000, we may incur unexpected expenses to remedy any problems. These expenses could potentially include purchasing replacement hardware and software. We have not determined the state of readiness of some of our third-party suppliers of information and services, phone companies, long distance carriers, financial institutions and electric companies, the failure of any one of which could severely disrupt our ability to conduct our business. However, we have not experienced any problems.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relate to the increase or decrease in the amount of interest income we can earn on our short-term investments in marketable debt securities and cash balances. Because our investments are in short-term, investment-grade, interest-bearing marketable securities, we are exposed to minimal risk on the principal of those investments. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We do not use derivative financial instruments.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a) EXHIBITS

Exhibit 27 Financial Data Schedule (for the three months ended March 31,
2000).

b) REPORTS ON FORM 8-K

A report on Form 8-K was filed with the SEC on January 28, 2000, with attached Press Releases of the Company dated January 14, 2000, announcing the Company had entered into a definitive contract to merge its Application Services Division with Conquest Softworks, LLC and announcing that eFed, Inc., a wholly owned subsidiary of the Company, had entered into a letter of intent with Bank of America to form a jointly owned limited liability company for the purposes of offering state and local governments the first Web-based business-to-business procurement, payment and reconciliation service.

A report on Form 8-K was filed with the SEC on March 1, 2000, with attached Press Release of the Company dated February 17, 2000, announcing the Company had entered into a definitive agreement to acquire SDR Technologies, Inc., a provider of Internet-based applications for governments.

A report on Form 8-K was filed with the SEC on April 10, 2000, with attached Press Release of the Company dated April 6, 2000, announcing the Company had completed a $5 million cash investment in E-Filing.com, Inc., and with attached Press Release of the Company dated April 7, 2000, announcing the Company had completed a $5.5 million cash investment in Tidemark Computer Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NATIONAL INFORMATION CONSORTIUM, INC.

Dated:  May 15, 2000                              /s/James B. Dodd
                                                  ----------------
                                                  James B. Dodd
                                                  President and
                                                  Chief Executive Officer

Dated:  May 15, 2000                              /s/Kevin C. Childress
                                                  ---------------------
                                                  Kevin C. Childress
                                                  Chief Financial Officer