Form 10-Q
period 2000-06-30
NATIONAL INFORMATION CONSORTIUM
filed 2000-08-14
CIK 1065332

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                        Commission file number 000-26621


                      NATIONAL INFORMATION CONSORTIUM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          COLORADO                                              52-2077581
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S Employer
incorporation or organization)                              Identification No.)


               12 CORPORATE WOODS, 10975 BENSON STREET, SUITE 390
               OVERLAND PARK, KANSAS                      66210
-------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                (877) 234-3468
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (X)  No ( )

The number of shares outstanding of the registrant's common stock as of August 4, 2000 was 55,450,646.

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                      NATIONAL INFORMATION CONSORTIUM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                         000's except for share amounts

                                                                      June 30,            December 31,
                                                                        2000                 1999
                                                                    ------------          -----------
                                     ASSETS
     Current assets:
         Cash and cash equivalents                                   $  8,540             $  9,527
         Marketable securities                                         52,452               82,481
         Trade accounts receivable                                      9,376                6,010
         Deferred income taxes                                            416                  158
         Prepaid expenses                                                 766                  279
         Other current assets                                           1,632                  614
                                                                    ---------             --------
               Total current assets                                    73,182               99,069
     Property and equipment, net                                        5,609                2,998
     Deferred income taxes                                                  -                  694
     Other assets                                                         307                  254
     Investments in affiliates                                          9,103                    -
     Intangible assets, net                                            76,997               30,646
                                                                    ---------             --------
               Total assets                                          $165,198             $133,661
                                                                    =========             ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                            $  5,202             $ 3,805
         Accrued expenses                                               2,028                 873
         Income taxes payable                                             129                  84
         Capital lease obligations - current portion                      187                 190
         Notes payable - current portion                                    -                  50
         Application development contracts                              1,083                 232
         Other current liabilities                                        169                 120
                                                                    ---------             -------

              Total current liabilities                                 8,798                5,354
     Capital lease obligation - long-term portion                         133                  218
     Deferred income taxes                                              1,295                    -
                                                                    ---------             -------
               Total liabilities                                       10,226                5,572
                                                                    ---------             --------
     Commitments and contingencies (Note 3)                                 -                    -

     Minority interest                                                    700                    -
                                                                    ---------             --------
      Shareholders' equity:
         Common stock, no par, 200,000,000 shares authorized
             55,437,044 and 53,165,370 shares issued and
             outstanding                                                    -                    -
         Additional paid-in capital                                   188,220              149,036
         Accumulated deficit                                          (30,236)             (16,557)
         Accumulated other comprehensive income                             6                    2
                                                                    ---------             --------
                                                                      157,990              132,481
         Less notes and stock subscriptions receivable                    (30)                 (30)
         Less treasury stock                                             (101)                   -
         Less deferred compensation expense                            (3,587)              (4,362)
                                                                    ---------            ---------
              Total shareholders' equity                              154,272              128,089
                                                                    ---------            ---------
              Total liabilities and shareholders' equity             $165,198             $133,661
                                                                    =========            =========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      NATIONAL INFORMATION CONSORTIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                       000's except for per share amounts

                                                     Three-months ended          Six-months ended
                                                          June 30,                    June 30,
                                                 -------------------------      ------------------------
                                                     2000           1999            2000         1999
                                                 ------------   ------------    ------------  ----------
Revenues                                          $ 19,910       $ 13,311        $ 38,824     $ 24,766
Cost of revenues                                    13,971         10,220          27,392       18,823
                                                   -------        -------         -------       ------
     Gross profit                                    5,939          3,091          11,432        5,943
                                                   -------        -------         -------       ------
Operating expenses:
     Service development and operations              3,350          1,655           6,746        2,647
     Selling, general and administrative             7,447          1,742          12,439        3,203
     Stock compensation                                398            648             915        2,347
     Depreciation and amortization                   6,712          1,987          11,298        3,988
                                                   -------        -------         -------       ------
     Total operating expenses                       17,907          6,032          31,398       12,185
                                                   -------        -------         -------       ------
 Operating loss                                    (11,968)        (2,941)        (19,966)      (6,242)
                                                   -------        -------         -------       ------
Other income (expense):
     Interest expense                                  (21)           (50)            (31)         (87)
     Other income, net                                 998             22           2,200           38
     Equity in net loss of affiliates               (1,684)             -          (1,684)           -
                                                   -------        -------         -------       ------
     Total other income (expense)                     (707)           (28)            485          (49)
                                                   -------        -------         -------       ------
Loss before income taxes and minority interest     (12,675)        (2,969)        (19,481)      (6,291)
Income tax benefit                                  (3,769)          (466)         (5,777)        (489)
                                                   -------        -------         -------       ------
Loss before minority interest                       (8,906)        (2,503)        (13,704)      (5,802)
Minority interest                                       67              -             (25)           -
                                                   -------        -------         -------       ------
  Net loss                                        $ (8,973)      $ (2,503)       $(13,679)    $ (5,802)
                                                   =======        =======         =======       ======
Net loss per share:
     Basic and diluted                            $  (0.16)      $  (0.06)       $  (0.25)    $  (0.14)
                                                   =======        =======         =======       ======

Weighted average shares outstanding                 54,532         42,494          53,896       42,370
                                                   =======        =======         =======       ======

     THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.


                    NATIONAL INFORMATION CONSORTIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                      000's

                                                                                        Six-months ended
                                                                                             June 30,
                                                                               -----------------------------------

                                                                                   2000                1999
                                                                               ---------------    ----------------
                                                        ASSETS
Cash flows from operating activities:
       Net loss                                                                $(13,679)          $ (5,802)
       Adjustments to reconcile net loss to net cash used in
            operating activities:
            Depreciation and amortization                                        11,298              3,988
            Compensation expense recognized related to sale of common stock          12              1,574
            Compensation expense recognized related to stock options                903                773
            Loss on disposals of property and equipment                               4                  -
            Accretion of discount on marketable securities                       (2,029)                 -
            Application development contracts                                       851                140
            Deferred income taxes                                                (5,853)              (468)
            Minority interest                                                       (25)                 -
            Equity in net loss of affiliates                                      1,684                  -
       Changes in operating assets and liabilities, net of effects of acquisitions:
                 (Increase) in trade accounts receivable                         (2,955)              (972)
                 (Increase) in prepaid expenses                                    (450)               (65)
                 (Increase) decrease in other current assets                         27                (11)
                 (Increase) decrease in other assets                                (25)              (583)
                  Increase in accounts payable                                      802                501
                  Increase (decrease) in income taxes payable                        45                (69)
                  Increase (decrease) in accrued expenses                           502               (164)
                  Increase (decrease) in other current liabilities                 (147)               224
                                                                                -------            -------
       Net cash used in operating activities                                     (9,035)              (934)
                                                                                -------            -------
 Cash flows from investing activities:
       Purchases of property and equipment                                       (2,377)              (110)
       Proceeds from disposals of property and equipment                              1                  -
       Capitalized software development costs                                      (998)                 -
       Purchases of marketable securities                                      (215,069)                 -
       Maturities of marketable securities                                      247,130                  -
       Cash outlay in exchange for convertible notes receivable                  (2,000)                 -
       Acquisition of businesses                                                 (6,247)                 -
       Cash of acquired business                                                    129                  -
       Investments in affiliates                                                (10,787)                 -
                                                                                -------            -------
       Net cash provided by (used in) investing activities                        9,782               (110)
                                                                                -------            -------
 Cash flows from financing activities:
       Proceeds from bank lines of credit                                             -              1,170
       Payments on bank lines of credit                                          (2,050)              (469)
       Payments on notes payable                                                    (50)               (67)
       Payments on capital lease obligations                                        (96)              (133)
       Payments to purchase treasury stock                                         (101)                 -
       Proceeds from issuance of common stock to employees                          112                475
       Proceeds from subscriptions receivable                                         -                 20
       Proceeds from exercise of employee stock options                             451                  -
                                                                                -------            -------
       Net cash provided by (used in) financing activities                       (1,734)               996
                                                                                -------            -------
Net decrease cash and cash equivalents                                             (987)               (48)
Cash and cash equivalents, beginning of year                                      9,527              1,311
                                                                                -------            -------
Cash and cash equivalents, end of period                                       $  8,540           $  1,263
                                                                                =======            =======
 Other cash flow information:
       Interest paid                                                           $     31           $     87
                                                                                =======            =======
        Income taxes paid                                                      $     85           $      -
                                                                                =======            =======

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

1. ACQUISITION OF SDR TECHNOLOGIES

On May 11, 2000, NIC acquired SDR Technologies, Inc., a California corporation and provider of Internet-based applications for governments ("SDR"). SDR designs and develops online election and ethics filing systems for federal, state and local government agencies. SDR has also developed a number of Internet-based applications for tax filings, business filings, professional licensing, and automobile registrations. SDR has been renamed NIC Technologies. Pursuant to the Amended and Restated Agreement and Plan of Reorganization and Merger, dated May 5, 2000 (the "Merger Agreement"), each outstanding share of common stock of SDR and each outstanding share of preferred stock of SDR was converted into 0.59977 share of NIC common stock, and each outstanding option to purchase one share of SDR common stock was converted into an option to purchase 0.59977 share of NIC common stock. Based on the exchange ratio, NIC issued to SDR shareholders 1,912,097 shares of common stock and options to purchase 229,965 shares of NIC common stock as consideration. Ten percent of the total number of shares of NIC common stock issued pursuant to the Merger Agreement will be held in escrow as collateral for the indemnification obligations of the selling shareholders under the Merger Agreement. The shares of NIC common stock placed in escrow will be held and released in accordance with the terms and conditions of an indemnification escrow agreement. Subject to certain limitations, one half of the escrow shares will be delivered to SDR shareholders nine months after the date of closing and the remaining escrow shares will be delivered to the SDR shareholders 18 months after the date of closing. The acquisition was accounted for as a purchase, and the purchase price was approximately $39.6 million.

The purchase price per share was determined to be $17.21, which was based on the average closing market price of NIC's common stock three days before, the day of, and three days after April 24, 2000, the date on which the parties to the Merger Agreement agreed to the 0.59977 exchange ratio. The fair value of the options issued was accounted for as a component of the total purchase price. The transaction was structured to be tax free to the SDR shareholders. The historical tax basis in the assets and liabilities will carry over to NIC, and the amortization of purchase accounting intangibles will not be deductible for income tax purposes.

Prior to the acquisition date, SDR issued two $1 million convertible promissory notes to NIC, dated January 28, 2000 and March 27, 2000, in exchange for $2 million in cash. On April 21, 2000 NIC elected to convert the promissory notes into 67,476 shares of SDR common stock, which were automatically cancelled and retired upon the closing of the acquisition. The principal amount of the January 28, 2000 promissory note, plus interest thereon, will be deducted from the NIC shares held in escrow. The number of shares to be deducted from escrow relating to the January 28, 2000 note will be based on the market price of NIC common stock when the escrow shares are released to NIC. The principal amount of the January 28, 2000 promissory note will be accounted for as a current receivable until NIC receives the escrow shares. The principal amount of the March 27, 2000 promissory note was accounted for as additional purchase price and will not be deducted from the escrow shares. Additionally, 10,000 SDR common shares (representing 5,998 NIC common shares) issued on May 11, 2000 upon conversion of an SDR convertible promissory note will also be deducted from the NIC shares in escrow. The total purchase price was reduced by $103,225, the fair value of the 5,998 NIC common shares to be deducted from escrow. Accordingly, the number of NIC issued and outstanding shares as of the closing date of the acquisition was reduced by 5,998 shares.

Below is a table of the purchase price, preliminary purchase price allocation and annual amortization of the intangible assets acquired:


PURCHASE PRICE:
   Fair value of common stock issued........................     $32,898,312
   Fair value of common stock options issued................       3,703,912
   Direct acquisition costs.................................       2,118,446
   Fair value of March 27, 2000 promissory note.............       1,000,000
   Fair value of common stock to be deducted from escrow....        (103,225)
                                                                 ------------
                                                                 $39,617,445
                                                                 ============

                                                                                                       ANNUAL
PRELIMINARY PURCHASE PRICE ALLOCATION:                                           AMORTIZATION      AMORTIZATION
                                                                                   PERIOD         OF INTANGIBLES
                                                                                 ------------    ----------------
   Fair value of net tangible assets at May 11, 2000........       $(1,743,857)
   Deferred tax liability...................................        (7,585,000)
   Acquired intangible assets:
   Assembled domestic workforce.............................          1,100,000       2 years        $   550,000
   Foreign workforce agreement..............................          8,800,000       5 years          1,760,000
   Product technology.......................................          8,200,000       3 years          2,733,333
   Customer contracts.......................................            400,000       2 years            200,000
   Goodwill.................................................         30,446,302       3 years         10,148,767
                                                                    -----------                      -----------
                                                                   $ 39,617,445                      $15,392,100
                                                                    ===========                      ===========

The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the closing date. The fair value of net tangible assets acquired approximated historical carrying amounts. Tangible assets acquired in the SDR acquisition primarily consisted of accounts receivable and property and equipment. Liabilities assumed consisted primarily of obligations under a revolving line of credit, accounts payable and accrued liabilities. The purchase price allocation is preliminary, but the Company does not expect any adjustments that would have a material effect on its consolidated financial position or results of operations. Approximately $1,678,000 of the direct acquisition costs had been paid at June 30, 2000.

The following pro forma consolidated amounts for the six months ended June 30, 2000 and 1999 give effect to the acquisition of SDR as if the acquisition had occurred at the beginning of each period presented:


                                                   SIX-MONTHS ENDED JUNE 30,
                                                    2000              1999
                                                   ------           -------
Revenues                                          $ 39,580         $ 26,230
Net loss                                           (19,900)         (12,293)
Basic and diluted loss per share                  $  (0.36)        $  (0.28)
Weighted average shares outstanding                 55,268           44,277



2. SEGMENTS AND RELATED INFORMATION

The Company's two reportable segments consist of its state and local government business and its NIC Commerce government procurement business. The state and local government business includes the Company's subsidiaries operating state and local government portals in the states of Arkansas, Georgia, Hawaii, Idaho, Indiana, Iowa, Kansas, Maine, Nebraska, Utah, and Virginia, and in the cities of San Francisco and Indianapolis/Marion County, Indiana. The state and local government business also includes the NIC Conquest and NIC Technologies subsidiaries. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items." Management evaluates the performance of its segments and allocates resources to them based on gross profit and earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, one-time charges and other non-cash charges related to stock compensation and application development contracts ("EBITDA"). There have been no intersegment transactions for the periods reported. The table below reflects summarized financial information concerning the Company's reportable segments for the three months ended June 30 (in thousands):


                                     NIC STATE                         OTHER
                                       LOCAL             NIC        RECONCILING      CONSOLIDATED
                                     GOVERNMENT        COMMERCE        ITEMS             TOTAL
                                 -----------------  -------------   ------------    --------------
2000
 Revenues..................      $ 18,799            $ 1,111          $      -        $ 19,910
 Cost of revenues..........        13,482                489                 -          13,971
                                  -------              -----                            ------
 Gross profit..............         5,317                622                 -           5,939

EBITDA.....................           679             (1,522)          (3,180)          (4,023)


 1999
 Revenues..................        13,311                -                   -          13,311
 Cost of revenues..........        10,220                -                   -          10,220
                                  -------                                               ------
 Gross profit..............         3,091                -                   -           3,091

 EBITDA....................         1,062                -               (468)             594



The following is a reconciliation of total segment EBITDA to total consolidated loss before income taxes and minority interest for the three months ended June 30 (in thousands):


                                                          2000                1999
                                                     -------------        ------------
Total EBITDA for reportable segments............      $  (4,023)          $     594
Application development contracts...............              -                (900)
Withdrawn secondary offering expenses...........           (835)                  -
Stock compensation..............................           (398)               (648)
Depreciation and amortization...................         (6,712)             (1,987)
Other income, net...............................            998                  22
Interest expense................................            (21)                (50)
Equity in net loss of affiliates................         (1,684)                  -
                                                       --------            --------
Consolidated loss before income taxes and
minority interest...............................      $ (12,675)          $  (2,969)
                                                       ========            ========

The table below reflects summarized financial information concerning the Company's reportable segments for the six months ended June 30 (in thousands):



                                NIC STATE                        OTHER
                                AND LOCAL        NIC          RECONCILING        CONSOLIDATED
                                GOVERNMENT     COMMERCE          ITEMS              TOTAL
                              -------------  -------------   ---------------    --------------
2000

Revenues..................    $  36,300      $   2,524       $        -         $  38,824
Cost of revenues..........       26,569            823                -            27,392
                              ---------      ---------                           --------
Gross profit..............        9,731          1,701                -            11,432

EBITDA....................        1,692         (1,743)         (5,517)            (5,568)


1999

Revenues..................       24,766              -                -            24,766
Cost of revenues..........       18,823              -                -            18,823
                              ---------                                          --------
Gross profit..............        5,943              -                -             5,943

EBITDA....................        1,795              -            (802)               993


The following is a reconciliation of total segment EBITDA to total consolidated loss before income taxes and minority interest for the six months ended June 30 (in thousands):


                                                              2000             1999
                                                          -------------    ------------
Total EBITDA for reportable segments...................    $  (5,568)       $    993
Application development contracts......................       (1,350)           (900)
Withdrawn secondary offering expenses..................         (835)              -
Stock compensation.....................................         (915)         (2,347)
Depreciation and amortization..........................      (11,298)         (3,988)
Other income, net......................................        2,200              38
Interest expense.......................................          (31)            (87)
Equity in net loss of affiliates.......................       (1,684)              -
                                                            --------         -------
Consolidated loss before income taxes
and minority interest..................................    $ (19,481)       $ (6,291)
                                                            ========         =======


3. APPLICATION DEVELOPMENT CONTRACTS

Due to developments arising in late March 2000 relating to subcontractor performance and technical delivery issues, the Company determined that the balance of revenues remaining to be recognized under an application development contract with the Indiana Secretary of State was not expected to cover the Company's current estimate of costs to develop and implement the related application and accrued $1.35 million for the expected loss. The Company is actively investigating remuneration from certain parties involved with the contract. The amount cannot be determined at this time and has not been considered in the Company's current estimate. At June 30, 2000, the accrual for all application development contracts held by the Company was approximately $1.1 million, which management believes is adequate. Because of the inherent uncertainties in estimating the costs of completion, including the success of the Company in receiving remuneration as discussed above, it is at least reasonably possible that the estimate will change in the near term.

4. WITHDRAWN STOCK OFFERING

On February 22, 2000, the Company filed a registration statement on Form S-1 with the SEC for an offering of approximately 8.1 million shares of the Company's common stock. On April 5, 2000, the Company announced its intention to withdraw the stock offering due to adverse market conditions. Direct costs related to the withdrawn offering of approximately $0.8 million were expensed in the second quarter of 2000.

5.  ACQUISITION OF ADDITIONAL INTEREST IN NIC CONQUEST

On May 1, 2000, NIC acquired an additional 6.5 percent ownership interest in NIC Conquest from NIC Conquest's chief executive officer in exchange for 158,941 unregistered shares of NIC common stock, giving NIC ownership of 71.5 percent of NIC Conquest. The exchange ratio was determined based on the closing market price of NIC's common stock on the last trading day preceding the May 1, 2000 exchange agreement. The NIC shares issued will be delivered to an escrow account and will be released from escrow in equal annual installments over a three year period, beginning one year from the date of the exchange agreement. The fair market value of the NIC shares issued in the exchange was approximately $2 million and was allocated to NIC's 6.5 percent share of tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on date of the share exchange. The fair value of net tangible assets acquired, consisting primarily of cash, accounts receivable, and property and equipment, totaled approximately $0.2 million and approximated historical carrying amounts. The remainder of the purchase price was allocated to goodwill, which will be amortized on a straight-line basis over three years.

6.  MARKETABLE SECURITIES

The fair value of marketable debt securities at June 30, 2000 and December 31, 1999 is as follows (in thousands):



                                            JUNE 30, 2000    DECEMBER 31, 1999
                                           ---------------   -----------------
U.S. government obligations..............      $ 4,408           $12,253
Corporate debt securities................       48,044            70,228
                                                ------            ------
                                               $52,452           $82,481
                                                ======            ======

The Company's marketable securities are classified as available-for-sale and consist of short-term U.S. government obligations and corporate debt securities. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders' equity as accumulated other comprehensive income or loss until realized. The cost of securities sold is based on the specific identification method. The fair values of the Company's marketable securities are based on quoted market prices at the reporting date. Gross realized gains and losses and unrealized holding gains and losses through June 30, 2000 were not significant.

7. INVESTMENTS IN AFFILIATES

The Company holds certain investments in affiliates accounted for under the equity method. The Company uses the equity method to account for equity investments in affiliates when NIC management can exert significant influence, but not control, over the operations of the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method of accounting is appropriate. At June 30, 2000, the carrying value of the Company's equity-method investments totaled $9.1 million.

8.  INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2000 and December 31, 1999 (in thousands):

                                                  JUNE 30, 2000    DECEMBER 31, 1999
                                                  --------------   -----------------
Goodwill....................................       $  56,187           $21,303
Software intangibles........................          24,456            21,790
Contract intangibles........................           3,865             3,465
Assembled domestic workforce intangible.....           1,100                 -
Foreign workforce agreement intangible......           8,800                 -
Product technology intangible...............           8,200                 -
Software development costs..................           1,144               145
                                                    --------            ------
                                                     103,752            46,703
Less accumulated amortization...............          26,755            16,057
                                                    --------            ------
                                                   $  76,997           $30,646
                                                    ========            ======

9.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2000, the Emerging Issues Task Force ("EITF") reached certain consensuses on Issue 00-2 ("EITF 00-2"), ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS, which establishes the accounting for the costs incurred to develop Internet web sites. The consensuses are effective for costs incurred in quarters beginning after June 30, 2000, with an option to adopt as a cumulative effect of a change in accounting principle. The Company expenses as incurred the employee costs to develop, operate and maintain government portals as costs of performance under the contracts because, after the completion of a defined contract term, the government entities with which the Company contracts typically receive a perpetual, royalty-free license to the applications the Company developed. Such costs are included in service development and operations expense in the consolidated statements of operations. The adoption of EITF 00-2 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In July 2000, the EITF reached a final consensus on Issue 99-19 ("EITF 99-19"), RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT, which provides guidance as to the circumstances when a company should recognize revenue based on the gross amount billed to the customer or the net amount retained. The consensus is effective beginning in the fourth quarter of 2000. Based on the Company's initial analysis, the adoption of EITF 99-19 is not expected to have an impact on the presentation of the Company's consolidated results of operations.

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

OVERVIEW

The following discussion summarizes the significant factors affecting operating results of the Company for the three- and six-month periods ended June 30, 2000 and 1999. This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

ACQUISITION OF SDR TECHNOLOGIES

On May 11, 2000, we completed the acquisition of SDR Technologies, a provider of Internet-based applications for governments. SDR designs and develops online election and ethics filing systems for federal, state and local government agencies. SDR has also developed a number of Internet-based applications for tax filings, business filings, professional licensing and automobile registrations. SDR has been renamed NIC Technologies. For additional information on the SDR acquisition, refer to Note 1 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

RESULTS OF OPERATIONS

         REVENUES. Revenues for the three months ended June 30, 2000 were $19.9 million, a 50% increase over revenues of $13.3 million for the three months ended June 30, 1999. Of this 50% increase, 18% was attributable to revenues from our new state portal business units that became operational during the third quarter of 1999, 9% was from an increase in revenues relating to same state portal volumes (states open more than one year), 8% was revenues from NIC Commerce (formerly eFed), which we acquired in September 1999, 11% was revenues from NIC Conquest, which was formed in January 2000 through the merger of our application services division and Conquest Softworks, LLC, and 3% was revenues from NIC Technologies (formerly SDR Technologies), which we acquired in May 2000. Excluding acquired businesses, new state portal business units that became operational after June 30, 1999, and our state portals contracts in Georgia and Iowa, which we operate under a fixed-price model, same state portal transaction revenues for the three months ended June 30, 2000 increased 11% over the three months ended June 30, 1999 as a result of increased transaction volumes mainly from our Virginia subsidiary.

         Revenues for the six months ended June 30, 2000 were $38.8 million, a 57% increase over revenues of $24.8 million for the six months ended June 30,

2000. Of this 57% increase, 19% was attributable to revenues from our state portal business units that became operational during the third quarter of 1999, 20% was from an increase in revenues relating to same state portal volumes, 10% was revenues from NIC Commerce, 6% was revenues from NIC Conquest, and 2% was revenues from NIC Technologies. Same state portal transaction revenues for the six months ended June 30, 2000 increased 21% over the six months ended June 30, 1999 as a result of increased transaction volumes mainly from our Virginia subsidiary.

         GROSS PROFIT. Gross profit for the three months ended June 30, 2000 was $5.9 million, a 92% increase over gross profit of $3.1 million for the three months ended June 30, 1999. Of this 92% increase, 25% was attributable to gross profit from state portal business units that became operational in the third quarter of 1999, 7% was from an increase in gross profit relating to same state portal volumes, 20% was gross profit from NIC Commerce and 48% was gross profit from NIC Conquest. Partially offsetting the overall increase in gross profit was an 8% negative contribution from our NIC Technologies subsidiary. Excluding acquired businesses, new state portal business units that became operational after June 30, 1999, and our state portal contracts in Georgia and Iowa, same state portal gross profit for the three months ended June 30, 2000 increased 15% over the three months ended June 30, 1999 as a result of increased transaction volumes mainly from our Virginia subsidiary.

         The gross profit rate was approximately 30% of revenues for the three months ended June 30, 2000 compared to approximately 23% for the three months ended June 30, 1999. This increase was primarily attributable to NIC Commerce and NIC Conquest, which have substantially higher gross profit rates compared to our state and local portal businesses. In addition, the state business units that became operational in the third quarter of 1999 have generally higher gross profit rates than existing state business units. The same state portal gross profit rate for the three months ended June 30, 2000 was approximately 21% compared 20% for the three months ended June 30, 1999.

         Gross profit for the six months ended June 30, 2000 was $11.4 million, a 92% increase over gross profit of $5.9 million for the six months ended June 30, 1999. Of this 92% increase, 25% was attributable to gross profit from state portal business units that became operational in the third quarter of 1999, 17% was from an increase in same state portal volumes, 29% was gross profit from NIC Commerce and 26% was gross profit from NIC Conquest. Partially offsetting the overall increase in gross profit was a 4% negative contribution from our NIC Technologies subsidiary. Same state portal gross profit for the six months ended June 30, 2000 increased 24% over the six months ended June 30, 1999 as a result of increased transaction volumes mainly from our Virginia subsidiary.

         The gross profit rate was approximately 29% of revenues for the six months ended June 30, 2000 compared to 24% for the six months ended June 30, 1999. This increase was primarily attributable to NIC Commerce, NIC Conquest and the state portal business units that became operational in the third quarter of 1999. The same state portal gross profit rate for the three six months ended June 30, 2000 was approximately 21% compared 20% for the six months ended June 30, 1999.

         We intend to continue to expand our operations by developing and promoting new products and services and by expanding the breadth and depth of our e-government product and service offerings. Gross profit rates attributable to new business areas are likely to be different than those associated with our existing business activities. To the extent such business areas become larger components of our revenues, we would expect a corresponding change in our overall gross profit rate.

         SERVICE DEVELOPMENT AND OPERATIONS. Service development and operations expenses for the three months ended June 30, 2000 were $3.4 million, a 102% increase over $1.7 million for the three months ended June 30, 1999. Excluding a $0.9 million non-cash charge taken in the second quarter of 1999 in our application services division for anticipated costs in excess of revenues to be recognized under our application development contracts, service development and operations expenses for the three months ended June 30, 2000 increased 344% over the three months ended June 30, 1999. Of this 344% increase, 34% was attributable to state portal business units that became operational in the second half of 1999 and first quarter of 2000, 42% was from an increase in same state portal expenses, 126% was from NIC Conquest, 72% was from NIC Commerce and 70% was from an increase in corporate level development expenses. Excluding acquired businesses, new state portal business units that became operational after June 30, 1999, corporate level expenses and the non-cash charge related to our application development contracts, same state portal service development and operations expenses for the three months ended June 30, 2000 increased 49% over the three months ended June 30, 1999 as a result of ongoing technology enhancements and service delivery investment in our state portal partnerships.

         Service development and operations expenses for the six months ended June 30, 2000 were $6.7 million, a 155% increase over $2.6 million for the six months ended June 30, 1999. Service development and operations expenses for the six months ended June 30, 2000, include a $1.4 million non-cash charge taken in the first quarter of 2000 for anticipated costs in excess of revenues to be recognized under an application development contract with the Indiana Secretary of State. In addition, for the six months ended June 30, 1999, service development and operations expenses include a $0.9 million non-cash charge for our application development contracts as discussed above. Excluding these charges, service development and operations expenses for the six months ended June 30, 2000 increased 209% over the six months ended June 30, 1999. Of this 209% increase, 26% was attributable to state portal business units that became operational in the second half of 1999 and first quarter of 2000, 25% was from an increase in same state portal expenses, 72% was from NIC Conquest, 49% was from NIC Commerce and 37% was from an increase in corporate level development expenses. Same state portal service development and operations expenses for the six months ended June 30, 2000 increased 30% over the six months ended June 30, 1999 as a result of ongoing technology enhancement and service delivery investment in our state portal partnerships.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended June 30, 2000 were $7.4 million, a 327% increase over $1.7 million for the three months ended June 30, 1999. Excluding a one-time cash charge of approximately $0.8 million during the second quarter of 2000 related to our withdrawn common stock offering, as further discussed in Note 4 to the Notes to Consolidated Financial Statements included in this Form 10-Q, selling, general and administrative expenses increased 278% over the three months ended June 30, 1999. Of this 278% increase, 29% was attributable to state portal business units that became operational in the second half of 1999 and first quarter of

2000, 92% was from NIC Commerce, 9% was from NIC Conquest, and 27% was from NIC Technologies. Additionally, 130% of the increase was from an increase in corporate level expenses as a result of becoming a public company in July 1999 and as a result of our overall growth and positioning for future growth, including planned strategic infrastructure investments in marketing, public relations, finance, technology and management personnel. Offsetting these increases by approximately 9% was a decrease in same state portal general and administrative expenses. Excluding acquired businesses, new state portal business units that became operational after June 30, 1999 and corporate level expenses, same state portal selling, general and administrative expenses for the three months ended June 30, 2000 decreased 13% from the three months ended June 30, 1999 as a result of continuing cost containment and efficiency efforts in our more mature state portals.

         Selling, general and administrative expenses for the six months ended June 30, 2000 were $12.4 million, a 288% increase over $3.2 million for the six months ended June 30, 1999. Excluding the one-time cash charge related to our withdrawn common stock offering in the second quarter of 2000 as discussed above, selling, general and administrative expenses increased 262% over the three months ended June 30, 1999. Of this 262% increase, 32% was attributable to new state business units that became operational in the second half of 1999 and first quarter of 2000, 81% was from NIC Commerce, 12% was from NIC Conquest, 14% was from NIC Technologies and 130% was from corporate level expenses. Offsetting these increases by approximately 7% was a decrease in same state portal general and administrative expenses. Same state portal selling, general and administrative expenses for the six months ended June 30, 2000 decreased 10% from the six months ended June 30, 1999 as a result of continuing cost containment and efficiency efforts in our more mature state portals.

         STOCK COMPENSATION. For the three months ended June 30, 2000, the majority of stock compensation expense consisted of amortization of deferred compensation expense related to common stock options granted to senior level executives and other key employees. Stock compensation was higher for the three months ended June 30, 1999 as a result of approximately $0.3 million in stock compensation expense related to the sale of common stock and issuance of common stock options with immediate vesting to an executive of the Company.

         Stock compensation for the six months ended June 30, 2000 was $0.9 million and consisted primarily of amortization of deferred compensation expense related to common stock options granted to senior level executives and other key employees. Stock compensation was $2.4 million for the six months ended June 30, 1999. In the first six months of 1999, we sold approximately 370,000 shares of common stock to key employees and recognized approximately $1.6 million in compensation expense for the amount by which the fair value of common stock sold exceeded the amount paid.

         DEPRECIATION AND AMORTIZATION. The increase in depreciation and amortization expense for the three and six months ended June 30, 2000 was primarily due to the amortization of intangible assets resulting from our acquisition of SDR Technologies in May 2000, our acquisition of NIC Commerce in September 1999, and our business combination with Conquest Softworks, LLC in January 2000. Depreciation expense increased for the three and six months ended June 30, 2000 as a result of additions to property and equipment throughout 1999 and the first six months of 2000. These increases were partially offset by a decrease in amortization of intangible assets resulting from our March 31, 1998 exchange offer. Certain intangible assets relating to that exchange offer became fully amortized as of December 31, 1999.

         OPERATING LOSS. Operating loss for the three months ended June 30, 2000 was $12.0 million compared to $2.9 million for the three months ended June 30, 1999. Excluding non-cash charges for stock compensation, depreciation and amortization, the one-time cash charge in the second quarter of 2000 relating to the withdrawn common stock offering, and the non-cash charge in the second quarter of 1999 relating to the Company's application development contracts, operating loss would have been $4.0 million for the three months ended June 30, 2000 compared to operating income of $0.6 million for the three months ended June 30, 1999. Operating loss for the six months ended June 30, 2000 was $20.0 million compared to $6.2 million for the six months ended June 30, 1999. Excluding non-cash charges for stock compensation, depreciation and amortization, the one-time cash charge in the second quarter of 2000 relating to the withdrawn common stock offering, and the non-cash charges in the second quarter of 1999 and first quarter of 2000 relating to the Company's application development contracts, operating loss would have been $5.6 million for the six months ended June 30, 2000 compared to operating income of $1.0 million for the six months ended June 30, 1999.

         Earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, one-time charges and other non-cash charges related to stock compensation and application development contracts ("EBITDA") was negative $4.0 million for the three months ended June 30, 2000 compared to positive $0.6 million for the three months ended June 30, 1999. EBITDA was negative $5.6 million for the six months ended June 30, 2000 compared to positive $1.0 million for the six months ended June 30, 1999. For the three and six months ended June 30, 2000, corporate level expenses were $3.1 million and $5.5 million, respectively, as a result of our becoming a public company in July 1999 and planned strategic infrastructure investments as discussed above. For the three and six months ended June 30, 2000, EBITDA from our NIC Commerce procurement subsidiary was a negative $1.5 million and $1.7 million, respectively, due primarily to expenditures for marketing and public relations. EBITDA from our state and local government operations, which consists of our state and local government portals and our NIC Conquest and NIC Technologies subsidiaries, decreased for the three and six months ended June 30, 2000 by $0.4 million and $0.1 million, respectively, primarily due to losses from our newly acquired NIC Technologies subsidiary and start up expenses in our Hawaii, Idaho and San Francisco portals which had not begun to generate revenues at June 30, 2000. We anticipate that these portals will begin to generate revenues in the third quarter of 2000. We expect EBITDA to be negative for at least the next quarter as a result of our continued investment in corporate infrastructure and growth strategies, but expect to generate positive EBITDA by the end of fiscal 2000 or in the first quarter of fiscal 2001.

         OTHER INCOME, NET. We have placed the proceeds from our July 20, 1999 initial public offering in short-term, investment-grade, interest-bearing marketable securities. For the three and six months ended June 30, 2000, the increase in other income, net, reflects interest income earned on these investments.

         EQUITY IN NET LOSS OF AFFILIATES. For the three and six months ended June 30, 2000, equity in net loss of affiliates represents our share of losses of companies in which we have equity method investments that give us the ability to exercise significant influence, but not control, over the investees. In the first quarter of 2000, we invested in two private companies involved in the e-government services industry, Tidemark Computer Systems and E-Filing.com, primarily for strategic purposes. These companies are in the early stage of their operations and are incurring net losses. Therefore, we expect to continue to record losses on our equity-method investments in the foreseeable future.

         INCOME TAXES. We recognized an income tax benefit for the three and six months ended June 30, 2000. The income tax benefit was less than the amount customarily expected because of expenses that are not deductible for tax purposes including amortization of goodwill from the March 31, 1998 exchange offer, the Conquest merger and the SDR acquisition, and certain stock compensation costs. We recognized an income tax benefit for the three and six months ended June 30, 1999. The income tax benefit was less than the amount customarily expected because of expenses that were not deductible for tax purposes including amortization of goodwill from the March 31, 1998 exchange offer and certain stock compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $9.0 million for the six months ended June 30, 2000 compared to $0.9 million for the six months ended June 30, 1999. The increase in cash used in operating activities is primarily attributable to additional working capital needs and corporate level expenses as a result of our overall growth and positioning for future growth, including planned strategic infrastructure investments in marketing, public relations, finance, technology and management personnel. We expect operating cash flow to be negative for at least the next quarter as a result of our continued investment in corporate infrastructure and growth strategies.

Investing activities resulted in net cash generated of approximately $9.8 million for the six months ended June 30, 2000 reflecting $32 million in net maturities of our marketable securities portfolio used for funding operations and for purchases of property and equipment ($2.4 million), our business combination with Conquest Softworks, LLC ($4.6 million), strategic equity investments in Tidemark ($5.5 million) and E-Filing.com ($5.3 million), direct costs of the SDR acquisition ($1.5 million), and the cash outlay to SDR in exchange for convertible promissory notes ($2 million). Investing activities for the six months ended June 30, 2000 also reflect approximately $1 million in capitalized software development costs in our NIC Commerce and NIC Conquest subsidiaries.

Net cash used in financing activities totaled $1.7 million for the six months ended June 30, 2000, primarily reflecting a $2.1 million cash outlay to pay off a bank line of credit assumed in the SDR acquisition and approximately $0.6 million in proceeds from the exercise of employee stock options and issuances of common stock to employees. Net cash provided by financing activities was $1.0 million for the six months ended June 30, 1999, primarily reflecting $0.7 million in net borrowings under bank lines of credit and $0.5 million in proceeds from the issuance of common stock to employees.

At June 30, 2000, the Company's total cash and marketable securities balance was $61.0 million compared to $92.0 million at December 31, 1999. We believe that our current liquid resources and cash that may be generated from operations will be sufficient to meet our operating requirements and significant growth initiatives without the need of additional capital for at least the next twelve months. However, any projections of future cash flows are subject to substantial uncertainty. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or obtain a line of credit. The sale of additional equity securities could result in additional dilution to the Company's shareholders. From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our business. Acquisitions or investments might impact the Company's liquidity requirements or cause the Company to sell additional equity securities or issue debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our short-term investments in marketable debt securities and cash balances. Because our investments are in short-term, investment-grade, interest-bearing marketable securities, we are exposed to minimal risk on the principal of those investments. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We do not use derivative financial instruments.

         INVESTMENT RISK. In the first quarter of 2000, we invested in two private companies involved in the e-government services industry, Tidemark Computer Systems and E-Filing.com, primarily for strategic purposes. Such investments are accounted for under the equity method, as we have the ability to exercise significant influence, but not control, over the investees. Significant influence is generally defined as an ownership interest of the voting stock of an investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method is appropriate. We regularly review the carrying value of these equity method investments and would record impairment losses when events and circumstances indicate that such assets are permanently impaired. To date, we have not recorded any such impairment losses. As of June 30, 2000, the carrying value of our equity-method investments totaled $9.1 million.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

c) RECENT SALES OF UNREGISTERED SECURITIES

For the three months ended June 30, 2000, we have granted or issued and sold the following unregistered securities:

1. On April 24, 2000, the Company sold to Mr. Ray Coutermarsh, our Executive Vice President of Local Markets, 4,395 shares of NIC common stock at $11.375 per share for approximately $50,000.

2. On May 1, 2000, the Company acquired an additional 6.5% ownership interest in NIC Conquest from Mr. William Birdsall, NIC Conquest's Chief Executive Officer, in exchange for 158,941 unregistered shares of NIC common stock. The exchange ratio was determined based on the closing market price of NIC's common stock on the last trading day preceding the May 1, 2000 exchange agreement. The NIC shares issued will be delivered to an escrow account and will be released from escrow over a three year period, beginning one year from the date of the exchange agreement. The fair market value of the NIC shares issued in the exchange was approximately $2 million.

3. On June 28, 2000, the Company sold to Mr. Scott Somerhalder, President of Idaho Information Consortium, a wholly owned subsidiary of the Company, 1,932 shares of our common stock at $12.9375 per share for approximately $25,000.

4. On June 28, 2000, the Company sold to Mr. Keith Schraad, President of our portal operations in the State of Georgia, 2,828 shares of our common stock at $8.84 per share for approximately $25,000.

The issuances of securities in all the transactions above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only and not with a view to distribution and received or has access to adequate information about the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 2, 2000. At the meeting, the following matters were voted upon by the shareholders:

1.  The election of seven (7) Directors to serve for the upcoming year; and

2. A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000

The Board of Directors of the Company is composed of seven (7) members. The following were the nominees of management voted upon and elected by the holders of the Company's common stock as of the record date: Jeffery S. Fraser, James B. Dodd, John L. Bunce, Jr., Dan Evans, Ross C. Hartley, Patrick J. Healy and Pete Wilson. In the election of directors, there were 50,268,066 votes "for" Jeffery
S. Fraser and 275,464 votes "withheld"; 50,528,066 votes "for" James B. Dodd and 15,464 votes "withheld"; 50,528,066 votes "for" John L. Bunce, Jr. and 15,464 votes "withheld"; 50,528,291 votes "for" Dan Evans and 15,239 votes "withheld";

50,527,766 votes "for" Ross C. Hartley and 15,764 votes "withheld"; 50,528,066 votes "for" Patrick J. Healy and 15,464 votes "withheld"; 50,526,654 votes "for" Pete Wilson and 16,876 votes "withheld".

The total votes cast concerning the ratification of the appointment of PricewaterhouseCoopers LLP were as follows: 50,531,932 voted "for", 5,125 voted "against" and 6,473 "abstentions".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit 27 Financial Data Schedule (for the six months ended June 30, 2000).

b) REPORTS ON FORM 8-K

A report on Form 8-K was filed with the Securities and Exchange Commission on April 10, 2000, with attached Press Release of the Company dated April 6, 2000, announcing the Company had completed a $5 million cash investment in E-Filing.com, Inc., and with attached Press Release of the Company dated April 7, 2000, announcing the Company had completed a $5.5 million cash investment in Tidemark Computer Systems, Inc.

A report on Form 8-K was filed with the Securities and Exchange Commission on May 26, 2000, with attached Press Release of the Company dated May 15, 2000 announcing the Company's acquisition of SDR Technologies, Inc., and attached Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of May 5, 2000, as amended, by and among NIC, SDR Acquisition Corp., a California corporation and a wholly owned subsidiary of NIC, and SDR.

A report on Form 8-K was filed with the Securities and Exchange Commission on July 26, 2000, amending the report on Form 8-K filed on May 26, 2000, and included the financial statements of SDR Technologies, Inc. for the periods required by Rule 3-05(b) of Regulation S-X and the pro forma financial information required by Article 11 of Regulation S-X.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL INFORMATION CONSORTIUM, INC.


Dated:  August 14, 2000                   /S/ JAMES B. DODD
                                          -------------------------------------
                                          James B. Dodd
                                          President and
                                          Chief Executive Officer

Dated:  August 14, 2000                   /S/ KEVIN C. CHILDRESS
                                          -------------------------------------
                                          Kevin C. Childress
                                          Chief Financial Officer