Form 10-Q
period 2000-09-30
NATIONAL INFORMATION CONSORTIUM
filed 2000-11-14
CIK 1065332

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000


                        Commission file number 000-26621

                      NATIONAL INFORMATION CONSORTIUM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                          52-2077581
-------------------------------                              ------------
(State or other jurisdiction of                            (I.R.S Employer
 incorporation or organization)                           Identification No.)


            12 CORPORATE WOODS, 10975 BENSON STREET, SUITE 390
            OVERLAND PARK, KANSAS                           66210
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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's common stock as of October 31, 2000 was 55,611,223.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     NATIONAL INFORMATION CONSORTIUM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                         000'S EXCEPT FOR SHARE AMOUNTS


                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                  2000                  1999
                                                              -------------         ------------
ASSETS

    Current assets:
    Cash and cash equivalents                                  $    13,545          $     9,527
    Marketable securities                                           37,546               82,481
    Trade accounts receivable                                        7,736                6,010
    Deferred income taxes                                              311                  158
    Prepaid expenses                                                 2,139                  279
    Other current assets                                             2,210                  614
                                                               -----------          -----------
    Total current assets                                            63,487               99,069
    Property and equipment, net                                      6,466                2,998
    Deferred income taxes                                            3,784                  694
    Other assets                                                       211                  254
    Investments in affiliates                                        7,608                    -
    Intangible assets, net                                          70,596               30,646
                                                               -----------          -----------
    Total assets                                               $   152,152          $   133,661
                                                               ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
    Accounts payable                                           $     4,290          $     3,805
    Accrued expenses                                                 2,155                  873
    Income taxes payable                                               150                   84
    Capital lease obligations - current portion                        187                  190
    Notes payable - current portion                                      -                   50
    Application development contracts                                  834                  232
    Other current liabilities                                          179                  120
                                                               -----------          -----------
    Total current liabilities                                        7,795                5,354
    Capital lease obligation - long-term portion                        69                  218
    Deferred income taxes                                                -                    -
                                                               -----------          -----------
    Total liabilities                                                7,864                5,572
                                                               -----------          -----------

    Commitments and contingencies (Note 7)                               -                    -

    Minority interest                                                  705                    -
                                                               -----------          -----------

    Shareholders' equity:
    Common stock, no par, 200,000,000 shares authorized
        55,600,300 and 53,165,370 shares issued and
        outstanding                                                      -                    -
    Additional paid-in capital                                     193,372              149,036
    Accumulated deficit                                            (41,865)             (16,557)
    Accumulated other comprehensive income                              10                    2
                                                               -----------          -----------
                                                                   151,517              132,481
    Less notes and stock subscriptions receivable                      (15)                 (30)
    Less treasury stock                                               (101)                   -
    Less vested warrants issued (Note 2)                            (4,618)                   -
    Less deferred compensation expense                              (3,200)              (4,362)
                                                               -----------          -----------
    Total shareholders' equity                                     143,583              128,089
                                                               -----------          -----------
    Total liabilities and shareholders' equity                 $   152,152          $   133,661
                                                               ===========          ===========

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      NATIONAL INFORMATION CONSORTIUM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                       000'S EXCEPT FOR PER SHARE AMOUNTS


                                                                      THREE-MONTHS ENDED               NINE-MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                -------------------------         -------------------------
                                                                   2000            1999              2000            1999
                                                                --------         --------         --------         --------
Revenues                                                        $ 19,350         $ 15,691         $ 58,174         $ 40,457
Cost of revenues                                                  14,349           11,672           41,741           30,495
                                                                --------         --------         --------         --------
     Gross profit                                                  5,001            4,019           16,433            9,962
                                                                --------         --------         --------         --------
Operating expenses:
     Service development and operations                            3,249            1,362            9,995            4,009
     Selling, general and administrative                           8,817            2,226           21,256            5,429
     Stock compensation                                              416              388            1,331            2,735
     Depreciation and amortization                                 8,363            2,421           19,661            6,409
                                                                --------         --------         --------         --------
     Total operating expenses                                     20,845            6,397           52,243           18,582
                                                                --------         --------         --------         --------
Operating loss                                                   (15,844)          (2,378)         (35,810)          (8,620)
                                                                --------         --------         --------         --------
Other income (expense):
     Interest expense                                                 (6)             (58)             (38)            (145)
     Other income, net                                               767            1,130            2,967            1,168
     Equity in net loss of affiliates                             (1,495)               -           (3,178)               -
                                                                --------         --------         --------         --------
     Total other income (expense)                                   (734)           1,072             (249)           1,023
                                                                --------         --------         --------         --------
Loss before income taxes and minority interest                   (16,578)          (1,306)         (36,059)          (7,597)
Income tax expense (benefit)                                      (4,954)             136          (10,731)            (353)
                                                                --------         --------         --------         --------
Loss before minority interest                                    (11,624)          (1,442)         (25,328)          (7,244)
Minority interest                                                      5                -              (21)               -
                                                                --------         --------         --------         --------
Net loss                                                        $(11,629)        $ (1,442)        $(25,307)        $ (7,244)
                                                                ========         ========         ========         ========

Net loss per share:
     Basic and diluted                                          $  (0.21)        $  (0.03)        $  (0.46)        $  (0.16)
                                                                ========         ========         ========         ========

Weighted average shares outstanding                               55,489           50,968           54,431           45,278
                                                                ========         ========         ========         ========

   THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      NATIONAL INFORMATION CONSORTIUM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                      000's

                                                                                          NINE-MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                     ------------------------
                                                                                       2000           1999
                                                                                     ---------      ---------
Cash flows from operating activities:
     Net loss                                                                        $ (25,307)     $  (7,244)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                                                 19,661          6,409
          Compensation expense recognized related to sale of common stock                   42          1,574
          Compensation expense recognized related to stock options                       1,289          1,161
          Loss on disposals of property and equipment                                      101              -
          Accretion of discount on marketable securities                                (2,804)          (674)
          Application development contracts                                                602           (363)
          Deferred income taxes                                                        (10,829)          (406)
          Minority interest                                                                (21)             -
          Equity in net loss of affiliates                                               3,178              -
     Changes in operating assets and liabilities, net of effects of acquisitions:
          (Increase) in trade accounts receivable                                       (1,315)        (1,539)
          (Increase) in prepaid expenses                                                (1,823)          (124)
          (Increase) in other current assets                                              (477)          (368)
          Increase in other assets                                                         (20)             -
          Increase (decrease) in accounts payable                                         (109)           761
          Increase (decrease) in income taxes payable                                       66            (69)
          Increase (decrease) in accrued expenses                                        1,069           (114)
          Increase (decrease) in other current liabilities                                (138)           500
                                                                                     ---------      ---------
     Net cash used in operating activities                                             (16,835)          (496)
                                                                                     ---------      ---------

Cash flows from investing activities:
     Purchases of property and equipment                                                (3,855)          (205)
     Proceeds from disposals of property and equipment                                      13              -
     Capitalized software development costs                                             (2,166)             -
     Purchases of marketable securities                                               (246,413)      (167,470)
     Maturities of marketable securities                                               294,160         60,000
     Sales of marketable securities                                                          -         16,300
     Cash outlay in exchange for convertible notes receivable                           (2,000)             -
     Acquisition of businesses, net of cash acquired                                    (6,617)       (15,039)
     Investments in affiliates                                                         (10,787)             -
                                                                                     ---------      ---------
     Net cash provided by (used in) investing activities                                22,335       (106,414)
                                                                                     ---------      ---------

Cash flows from financing activities:
     Proceeds from bank lines of credit                                                      -          1,251
     Payments on bank lines of credit                                                   (2,050)        (2,268)
     Payments on notes payable                                                             (50)          (850)
     Payments on capital lease obligations                                                (158)          (186)
     Payments to purchase treasury stock                                                  (101)             -
     Proceeds from issuance of common stock to employees                                   112            475
     Net proceeds from initial public offering of common stock                               -        109,852
     Proceeds from subscriptions receivable                                                 15            220
     Proceeds from exercise of employee stock options                                      750              -
                                                                                     ---------      ---------
     Net cash provided by (used in) financing activities                                (1,482)       108,494
                                                                                     ---------      ---------

Net increase in cash and cash equivalents                                                4,018          1,584
Cash and cash equivalents, beginning of year                                             9,527          1,311
                                                                                     ---------      ---------
Cash and cash equivalents, end of period                                             $  13,545      $   2,895
                                                                                     =========      =========
Other cash flow information:
     Interest paid                                                                   $      38      $     145
                                                                                     =========      =========
     Income taxes paid                                                               $      85      $      69
                                                                                     =========      =========

    THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
National Information Consortium, Inc. ("NIC" or the "Company") has prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In management's opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the results of operations for the interim periods presented. These financial statements and notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, filed with the SEC on March 10, 2000, the Company's Quarterly Reports on Form 10-Q, filed with the SEC on May 15, 2000 and August 14, 2000, and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

1. RESTRUCTURING CHARGE
On September 20, 2000, the Company announced the restructuring of its eGovernment applications and services businesses to more appropriately size these operations to visible demand and more efficiently align them with other eGovernment initiatives across NIC. The restructuring involved employee reductions in its marketing division and at its NIC Commerce and NIC Technologies divisions. As a result, NIC incurred a pre-tax charge of approximately $638,000 ($389,000 on an after-tax basis) during the quarter ended September 30, 2000 relating to employee severance costs. This charge is included in selling, general and administrative expense in the consolidated statements of operations. Employee severance costs paid during the three months ended September 30, 2000 totaled $358,000, with $280,000 accrued at September 20, 2000 for future payments. The employee severance costs relate to severance packages for 23 employees in marketing, product development and administration, 20 of which were terminated by September 30, 2000, with three additional terminations expected in the fourth quarter of 2000. For additional information on the restructuring, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2. INTERACTIVE SERVICES AGREEMENT WITH AMERICA ONLINE
On August 25, 2000 (the "Effective Date"), NIC entered into a three-year Interactive Services Agreement (the "Agreement") with America Online, Inc. ("AOL") to deliver state government information, services and applications through AOL's State Government Guide. NIC will pay a $4.5 million cash carriage fee to AOL over the initial three-year term (the "Term"). NIC made an initial cash payment to AOL totaling $1.125 million on August 25, 2000, and must pay AOL $375,000 every three months for the next 27 months subsequent to the Effective Date. As an additional component of the carriage fee, NIC has also issued to AOL fully-vested common stock warrants representing the right to immediately purchase 624,653 shares of NIC common stock at an exercise price of $6.71875 per share. The warrants expire five years from the date of the Agreement. The exercise price per share was calculated based on the average closing price of NIC common stock for the four trading days prior to the August 28, 2000 announcement date of the Agreement. The fair value of the warrants issued to AOL was determined to be approximately $4.75 million on August 25, 2000, using the Black-Scholes option-pricing model. NIC will recognize the cash portion of the carriage fee on a straight-line basis over the Term as selling, general and administrative expense in the consolidated statement of operations. NIC will recognize the fair value of the fully vested warrants on a straight-line basis over the Term as amortization expense in the consolidated statement of operations. At September 30, 2000, NIC has recorded the unamortized fair value of the fully vested warrants as a contra-equity account in the consolidated balance sheet.

Under the terms of the Agreement, NIC will grant to AOL a royalty-free, non-exclusive, worldwide license to use the applications developed by NIC (the "Customized Programming and Licensed Content"). In addition, NIC will fund the initial investment and ongoing operational costs to build, operate and maintain the Customized Programming and Licensed Content. NIC will share with AOL a portion of all transaction revenues generated by AOL members who access the transaction applications NIC develops specifically for the State Government Guide through the Customized Programming and Licensed Content. AOL and NIC will share revenues generated from the license or sale of advertisement on or through the State Government Guide.

AOL has the right to extend the Agreement for up to two years beyond the Term. If the Agreement is extended, NIC may be required to pay AOL a maximum of $1.5 million in additional cash carriage fees per year beyond the Term if gross advertising revenues meet or exceed certain levels under the Agreement. Up to 624,653 additional warrants (the "Contingent Warrants"), with an exercise price and terms identical to the fully-vested warrants issued on August 25, 2000, are issuable to AOL if gross advertising revenues collected during the period the Agreement is in effect meet or exceed certain levels. One third of the Contingent Warrants are issuable to AOL on such dates that cumulative gross advertising revenues collected by AOL pursuant to the Agreement reach $22 million, $32 million and $40 million, respectively.

3. ACQUISITION OF SDR TECHNOLOGIES
On May 11, 2000, NIC acquired SDR Technologies, Inc., a California corporation and provider of Internet-based applications for governments ("SDR"). SDR has been renamed National Information Consortium Technologies, Inc. ("NIC Technologies"). Pursuant to the Amended and Restated Agreement and Plan of Reorganization and Merger, dated May 5, 2000 (the "Merger Agreement"), NIC issued to SDR shareholders 1,912,097 shares of common stock and options to purchase 229,965 shares of NIC common stock as consideration. Ten percent of the total number of shares of NIC common stock issued has been placed in escrow as collateral for the indemnification obligations of the selling shareholders under the Merger Agreement. Subject to certain limitations, one half of the escrow shares will be delivered to SDR shareholders nine months after the date of closing and the remaining escrow shares will be delivered to the SDR shareholders 18 months after the date of closing. The acquisition, structured to be tax free to the SDR shareholders, was accounted for as a purchase, and the purchase price was approximately $39.6 million.

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

The following pro forma consolidated amounts for the nine months ended September 30, 2000 and 1999 give effect to the acquisition of SDR as if the acquisition had occurred at the beginning of each period presented:

                                       NINE-MONTHS ENDED SEPTEMBER 30,

                                          2000             1999
                                         -------          -------
Revenues                                 $58,930          $42,356
Net loss                                 (31,529)         (17,295)
Basic and diluted loss per share         $ (0.57)         $ (0.37)
Weighted average shares outstanding       55,342           47,184

For additional information on the SDR acquisition, including the preliminary purchase price allocation, refer to Note 1 in the Notes to Consolidated Financial Statements included in the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000.

4. GOVERNMENT CONTRACT WITH THE STATE OF TENNESSEE
On August 28, 2000, NIC commenced a three-year contract, with two one-year optional renewal periods, with the State of Tennessee to develop and operate Tennessee's government portal, TennesseeAnytime, which will provide electronic transactions and expanded access to public information. Under the contract, NIC will fund initial investment and ongoing operational costs. The State of Tennessee will be entitled to a perpetual, royalty-free, irrevocable, unlimited and nonexclusive right to use the applications NIC develops. In connection with the revenues generated under the contract, the Company is entitled to all revenues and is responsible for payment of statutory fees for retrieval of public information and all network operating expenses. TennesseeAnytime became operational in October 2000.

5. ACQUISITION OF INTELLIGENT DECISION TECHNOLOGIES
On October 13, 2000, NIC acquired Longmont, Colorado-based Intelligent Decision Technologies, Ltd. ("IDT"), a provider of business-to-government reporting and filing software for the transportation industry. IDT has developed unique business-to-government applications that ensure compliance with the Federal Highway Administration's Commercial Vehicle Information System Network. IDT currently has contracts to provide the state governments in California, Maryland, Minnesota, and Kentucky with commercial vehicle electronic credentialing services that include registration, permitting, and tax filing software. The acquisition will be accounted for as a purchase.

The preliminary purchase price for the business was approximately $2.0 million, consisting of $0.5 million in cash and the issuance of approximately 521,000 shares of unregistered NIC common stock. Pursuant to the Agreement and Plan of Merger dated September 8, 2000 (the "Merger Agreement"), fifty percent of the total number of shares of NIC common stock issued will be held in escrow as collateral for the indemnification obligations of the selling shareholders under the Merger Agreement. The shares of NIC common stock placed in escrow will be held and released subject to the terms and conditions of an escrow agreement, whereby 60 percent of the escrow shares will be delivered to the IDT shareholders one year after the date of closing, and the remaining escrow shares will be delivered to the IDT shareholders two years after the date of closing.

The fair value of the NIC common stock was determined based on the average closing market price of NIC's common stock three days before, the day of, and three days after the October 13, 2000 closing date, which was the date final terms were agreed to. Up to 521,000 shares of NIC common stock are payable as additional consideration depending on the earnings performance of IDT through the end of calendar year 2003. The preliminary purchase price of approximately $2.0 million will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The transaction was structured to be tax free to the IDT shareholders, and the amortization of the intangible assets arising from the application of purchase accounting will not be deductible for income tax purposes. IDT's 1999 and 2000 results of operations as a stand-alone business were not material in relation to the consolidated financial statements of NIC.

6. SEGMENTS AND RELATED INFORMATION
As discussed in Note 1 above, during the third quarter of 2000, the Company announced the restructuring of its eGovernment applications and services businesses. In conjunction with the restructuring, the Company also reorganized its management team to support the new corporate structure. Accordingly, NIC changed the composition of its reportable segments to match the manner by which the segments are internally organized and managed. The Company's reportable segments consist of its state and local portal business ("Portals"), its eGovernment products business ("Products") and its NIC Commerce government procurement business ("Procurement"). The Portals segment includes the Company's subsidiaries operating state and local government portals in the states of Arkansas, Georgia, Hawaii, Idaho, Indiana, Iowa, Kansas, Maine, Nebraska, Utah, and Virginia, and in the cities of San Francisco and Indianapolis/Marion County, Indiana. The Products segment includes the NIC Conquest and NIC Technologies subsidiaries, which were previously included in the state and local government segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items." Management evaluates the performance of its segments and allocates resources to them based on gross profit and earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, one-time charges and other non-cash charges related to stock compensation and application development contracts ("EBITDA"). There have been no intersegment transactions for the periods reported. The table below reflects summarized financial information concerning the Company's reportable segments for the three months ended September 30 (in thousands):

                                                                     OTHER
                                                                  RECONCILING     CONSOLIDATED
                               PORTALS    PRODUCTS   PROCUREMENT     ITEMS           TOTAL
                              --------    --------   -----------  -----------     ------------
2000
Revenues...................   $ 17,238    $  1,507    $     605    $       -       $  19,350
Cost of revenues...........     13,106         652          591            -          14,349
                              --------    --------    ---------                    ---------
Gross profit...............      4,132         855           14            -           5,001

EBITDA.....................      1,079        (781)      (2,134)      (4,356)         (6,192)


1999

Revenues...................     15,217         342          132            -          15,691
Cost of revenues...........     11,660           -           12            -          11,672
                              --------    --------    ---------                    ---------
Gross profit...............      3,557         342          120            -           4,019

EBITDA.....................      1,342           -           11         (922)            431



The following is a reconciliation of total segment EBITDA to total consolidated loss before income taxes and minority interest for the three months ended September 30 (in thousands):


                                                                        2000          1999
                                                                     ----------    -----------
Total EBITDA for reportable segments.............................    $   (6,192)   $       431
Restructuring charge.............................................          (638)             -
Vacation accrual.................................................          (235)             -
Stock compensation...............................................          (416)          (388)
Depreciation and amortization....................................        (8,363)        (2,421)
Other income, net................................................           767          1,130
Interest expense.................................................            (6)           (58)
Equity in net loss of affiliates.................................        (1,495)             -
                                                                     ----------    -----------

Consolidated loss before income taxes and minority interest......

                                                                     $  (16,578)   $    (1,306)
                                                                     ==========    ===========


The table below reflects summarized financial information concerning the Company's reportable segments for the nine months ended September 30 (in thousands):


                                                                         OTHER
                                                                      RECONCILING   CONSOLIDATED
                                PORTALS     PRODUCTS    PROCUREMENT      ITEMS          TOTAL
                              ----------   ----------   -----------   ------------  ------------
2000
Revenues...................   $   51,332   $    3,713   $     3,129   $         -    $  58,174
Cost of revenues...........       38,967        1,360         1,414             -       41,741
                              ----------   ----------    ----------                  ---------
Gross profit...............       12,365        2,353         1,715             -       16,433

EBITDA.....................        3,605       (1,617)       (3,877)       (9,871)     (11,760)


1999
Revenues...................       39,776          549           132             -       40,457
Cost of revenues...........       30,483            -            12             -       30,495
                              ----------   ----------   -----------                  ---------
Gross profit...............        9,293          549           120             -        9,962

EBITDA.....................        3,137            -            11        (1,724)       1,424

The following is a reconciliation of total segment EBITDA to total consolidated loss before income taxes and minority interest for the nine months ended September 30 (in thousands):


                                                                         2000         1999
                                                                     ------------  ----------
Total EBITDA for reportable segments.............................    $   (11,760)  $    1,424
Restructuring charge.............................................           (638)           -
Vacation accrual.................................................           (235)           -
Application development contracts................................         (1,350)        (900)
Withdrawn secondary offering expenses............................           (835)           -
Stock compensation...............................................         (1,331)      (2,735)
Depreciation and amortization....................................        (19,661)      (6,409)
Other income, net................................................           2,967       1,168
Interest expense.................................................            (38)        (145)
Equity in net loss of affiliates.................................         (3,178)           -
                                                                     -----------    ---------
Consolidated loss before income taxes and minority interest......    $   (36,059)  $   (7,597)
                                                                     ===========   ==========



7. APPLICATION DEVELOPMENT CONTRACTS
Due to developments arising in late March 2000 relating to subcontractor performance and technical delivery issues, the Company determined that the balance of revenues remaining to be recognized under an application development contract with the Indiana Secretary of State was not expected to cover the Company's current estimate of costs to develop and implement the related application and accrued $1.35 million for the expected loss. The Company is actively investigating remuneration from certain parties involved with the contract. The amount cannot be determined at this time and has not been considered in the Company's current estimate. At September 30, 2000, the accrual for all application development contracts held by the Company was approximately $0.8 million, which management believes is adequate. Because of the inherent uncertainties in estimating the costs of completion, including the success of the Company in receiving remuneration as discussed above, it is at least reasonably possible that the estimate will change in the near term.

8. MARKETABLE SECURITIES
The fair value of marketable debt securities at September 30, 2000 and December 31, 1999 is as follows (in thousands):



                                                             SEPT. 30, 2000       DEC. 31, 1999
                                                             --------------       -------------
U.S. government obligations............................         $  6,965            $  12,253
Corporate debt securities..............................           30,581               70,228
                                                                --------            ---------
                                                                $ 37,546            $  82,481
                                                                ========            =========


The Company's marketable securities are classified as available-for-sale and consist of short-term U.S. government obligations and corporate debt securities. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders' equity as accumulated other comprehensive income or loss until realized. The cost of securities sold is based on the specific identification method. The fair values of the Company's marketable securities are based on quoted market prices at the reporting date. Gross realized gains and losses and unrealized holding gains and losses through September 30, 2000 were not significant.

9. INVESTMENTS IN AFFILIATES
The Company holds certain investments in affiliates accounted for under the equity method. The Company uses the equity method to account for equity investments in affiliates when NIC management can exert significant influence, but not control, over the operations of the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method of accounting is appropriate. At September 30, 2000, the carrying value of the Company's equity-method investments totaled $7.6 million.

10. INTANGIBLE ASSETS
Intangible assets consisted of the following at September 30, 2000 and December 31, 1999 (in thousands):


                                                                SEPT. 30, 2000  DEC. 31, 1999
                                                                --------------  -------------
Goodwill.....................................................      $ 56,247       $ 21,303
Software intangibles.........................................        24,456         21,790
Contract intangibles.........................................         3,865          3,465
Assembled domestic workforce intangible......................         1,100              -
Foreign workforce agreement intangible.......................         8,800              -
Product technology intangible................................         8,200              -
Software development costs...................................         2,311            145
Patents and trademarks.......................................            92              -
                                                                   --------       --------
                                                                    105,071         46,703
Less accumulated amortization................................        34,475         16,057
                                                                   --------       --------
                                                                   $ 70,596       $ 30,646
                                                                   ========       ========



11. RECENT ACCOUNTING PRONOUNCEMENTS
In July 2000, the EITF reached a final consensus on Issue 99-19 ("EITF 99-19"), RECORDING REVENUE GROSS AS A PRINCIPAL VERSUS NET AS AN AGENT, which provides guidance as to the circumstances when a company should recognize revenue based on the gross amount billed to the customer or the net amount retained. The consensus is effective beginning in the fourth quarter of 2000. Management has evaluated EITF 99-19 and does not believe it has an impact on the presentation of the Company's consolidated results of operations.

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

OVERVIEW
The following discussion summarizes the significant factors affecting operating results of the Company for the three- and nine-month periods ended September 30, 2000 and 1999. This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

THIRD QUARTER 2000 RESTRUCTURING
On September 20, 2000, we announced that our third quarter operating results would likely fall short of the consensus analyst revenue and earnings estimates. Concurrent with this announcement, we announced the restructuring of two of our eGovernment product businesses, NIC Commerce and NIC Technologies, the reorganization of our management team and the consolidation of our marketing efforts. Our lower third quarter operating results were mainly attributable to our NIC Commerce and NIC Technologies businesses, which were affected by industry-wide post Y2K delays in government decision-making and sales cycles during the first half of 2000. These businesses were the main sources of revenue shortfall versus expectations as a result of their management's ineffective forecasting and inadequate response to market signals that new business and revenues would be less than expectations. In addition, these businesses were the main source of EBITDA shortfall versus expectations as a result of expenditures for sustained development, marketing and product delivery efforts to support these operations whose revenue and gross profit impact did not materialize as expected during the quarter.

Our response to the inadequate performance of our NIC Technologies and NIC Commerce businesses, both of which we have acquired since September 1999, was to initiate a change in leadership, while simultaneously adjusting operational processes and resources to more appropriately size these operations to visible demand and more efficiently align them with other eGovernment initiatives across NIC. Dan Houlihan, the former President of our largest state portal operation in Virginia, has assumed day-to-day management responsibility of NIC Technologies since July 2000 and will be responsible for rebalancing the operation to better support the application development needs of NIC's growing local and state portal businesses and other growth initiatives across NIC. We recently announced the appointment of Chris Boehm as the new President of NIC Commerce effective November 1, 2000. Mr. Boehm joined NIC from Comptek Research, Inc., a leading supplier of advanced electronics and data communications systems to international government and industry clients, where he served as President of its software and technical services subsidiary. Mr. Boehm will be responsible for accelerating growth and expanding NIC's government eProcurement market share at the local, state, federal, and international levels.

The restructuring involved employee reductions in our marketing division and at our NIC Commerce and NIC Technologies businesses. As a result, we incurred a pre-tax charge of approximately $638,000 ($389,000 on an after-tax basis) during the quarter ended September 30, 2000 relating to employee severance costs. Employee severance costs paid during the three months ended September 30, 2000 totaled $358,000, with $280,000 accrued at September 30, 2000 for severance payments to be made in the fourth quarter of 2000. Cash requirements for the restructuring were funded from available resources. The employee severance costs relate to severance packages for 23 employees in marketing, product development and administration, 20 of which were terminated by September 30, 2000, with three additional terminations expected in the fourth quarter of 2000. The savings from these reductions are expected to approximate $2.1 million (pre-tax) annually.

AGREEMENT WITH AOL
On August 25, 2000, we entered into a three-year agreement with America Online, Inc. ("AOL") to deliver state government information, services and applications through AOL's State Government Guide. For additional information on our agreement with AOL, refer to Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q. We cannot currently estimate the timing or amount of revenues that we may earn under this agreement.

ACQUISITION OF INTELLIGENT DECISION TECHNOLOGIES
On October 13, 2000, we acquired Intelligent Decision Technologies, Ltd. ("IDT"), a provider of business-to-government reporting and filing software for the transportation industry. IDT has developed unique business-to-government applications that ensure compliance with the Federal Highway Administration's Commercial Vehicle Information System Network. IDT currently has contracts to provide the state governments in California, Maryland, Minnesota, and Kentucky with commercial vehicle electronic credentialing services that include registration, permitting, and tax filing software. NIC's multi-state filing portal for the trucking industry, which became operational in November 2000, will be integrated into IDT's operations, allowing us to leverage our eGovernment expertise on behalf of regulated industries such as transportation, which are required to file periodically with multiple government entities. For additional information on the IDT acquisition, refer to Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

ACQUISITION OF SDR TECHNOLOGIES
On May 11, 2000, we completed the acquisition of SDR Technologies, a provider of Internet-based applications for governments. SDR designs and develops online election and ethics filing systems for federal, state and local government agencies and has also developed a number of Internet-based applications for tax filings, business filings, professional licensing and automobile registrations. SDR has been renamed National Information Consortium Technologies, Inc. ("NIC Technologies"). For additional information on the SDR acquisition, refer to Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

RESULTS OF OPERATIONS

         REVENUES. Revenues for the three months ended September 30, 2000 were $19.4 million, a 23% increase over revenues of $15.7 million for the three months ended September 30, 1999. Of this 23% increase, 6% was attributable to revenues from our new state portal business units that became operational after June 30, 1999, 7% was from an increase in revenues relating to same state portal volumes (states open more than one year), 3% was revenues from NIC Commerce (formerly eFed), which we acquired in September 1999, 2% was revenues from NIC Conquest, which was formed in January 2000 through the merger of our application services division and Conquest Softworks, LLC, and 5% was revenues from NIC Technologies (formerly SDR Technologies), which we acquired in May 2000. Excluding acquired businesses, new state portal business units that became operational after June 30, 1999, and our state portal contracts in Georgia and Iowa, which we operate under a fixed-price model, same state portal transaction revenues for the three months ended September 30, 2000 increased 9% over the three months ended September 30, 1999 as a result of increased transaction volumes mainly from our Virginia and Arkansas subsidiaries.

         Revenues for the nine months ended September 30, 2000 were $58.2 million, a 44% increase over revenues of $40.5 million for the nine months ended September 30, 1999. Of this 44% increase, 14% was attributable to revenues from our state portal business units that became operational after June 30, 1999, 15% was from an increase in revenues relating to same state portal volumes, 7% was revenues from NIC Commerce, 5% was revenues from NIC Conquest, and 3% was revenues from NIC Technologies. Same state portal transaction revenues for the nine months ended September 30, 2000 increased 17% over the nine months ended September 30, 1999 as a result of increased transaction volumes mainly from our Virginia subsidiary.

         GROSS PROFIT. Gross profit for the three months ended September 30, 2000 was $5.0 million, a 24% increase over gross profit of $4.0 million for the three months ended September 30, 1999. Of this 24% increase, 10% was attributable to gross profit from state portal business units that became operational after June 30, 1999, 4% was from an increase in gross profit relating to same state portal volumes, 10% was gross profit from NIC Conquest and 3% was gross profit from NIC Technologies. Partially offsetting the overall increase in gross profit was a 3% negative contribution from our NIC Commerce subsidiary. Excluding acquired businesses, new state portal business units that became operational after June 30, 1999, and our state portal contracts in Georgia and Iowa, same state portal gross profit for the three months ended September 30, 2000 increased 10% over the three months ended September 30, 1999 as a result of increased transaction volumes mainly from our Virginia subsidiary.

         The gross profit rate was approximately 26% of revenues for the three months ended September 30, 2000 and 1999. The same state portal gross profit rate for the three months ended September 30, 2000 was approximately 21% compared 20% for the three months ended September 30, 1999.

         Gross profit for the nine months ended September 30, 2000 was $16.4 million, a 65% increase over gross profit of $10.0 million for the nine months ended September 30, 1999. Of this 65% increase, 19% was attributable to gross profit from state portal business units that became operational after June 30, 1999, 12% was from an increase in same state portal volumes, 16% was gross profit from NIC Commerce and 19% was gross profit from NIC Conquest. Partially offsetting the overall increase in gross profit was a 1% negative contribution from our NIC Technologies subsidiary. Same state portal gross profit for the nine months ended September 30, 2000 increased 19% over the nine months ended September 30, 1999 as a result of increased transaction volumes mainly from our Virginia subsidiary.

         The gross profit rate was approximately 28% of revenues for the nine months ended September 30, 2000 compared to 25% for the nine months ended September 30, 1999. This increase was primarily attributable to NIC Commerce, NIC Conquest and the state portal business units that became operational in the third quarter of 1999, all of which have higher gross profit rates compared to our more mature state portal business units. The same state portal gross profit rate for the nine months ended September 30, 2000 was approximately 21% compared to 20% for the nine months ended September 30, 1999.

         We intend to continue to expand our operations by developing and promoting new products and services and by expanding the breadth and depth of our eGovernment product and service offerings. Gross profit rates attributable to new business areas are likely to be different than those associated with our existing business activities. To the extent such business areas become larger components of our revenues, we would expect a corresponding change in our overall gross profit rate.

         SERVICE DEVELOPMENT AND OPERATIONS. Service development and operations expenses for the three months ended September 30, 2000 were $3.2 million, a 138% increase over $1.4 million for the three months ended September 30, 1999. Of this 138% increase, 22% was attributable to state and local portal business units that became operational after June 30, 1999, 8% was from an increase in same state portal expenses, 35% was from NIC Commerce, 27% was from NIC Technologies and 58% was from an increase in corporate level expenses. Partially offsetting these increases was a 12% decrease from NIC Conquest as the result of the capitalization of certain software development costs in the current quarter. Excluding acquired businesses, new state and local portal business units that became operational after June 30, 1999 and corporate level expenses, same state portal service development and operations expenses for the three months ended September 30, 2000 increased 14% over the three months ended September 30, 1999 as a result of ongoing technology enhancements and service delivery investment in our state portal partnerships.

         Service development and operations expenses for the nine months ended September 30, 2000 were $10.0 million, a 149% increase over $4.0 million for the nine months ended September 30, 1999. Service development and operations expenses for the nine months ended September 30, 2000 include a $1.4 million charge taken in the first quarter of 2000 for anticipated costs in excess of revenues to be recognized under an application development contract with the Indiana Secretary of State. Also, for the nine months ended September 30, 1999, service development and operations expenses include a $0.9 million charge taken in the second quarter of 1999 for our application development contracts. Excluding these charges, service development and operations expenses for the nine months ended September 30, 2000 increased 178% over the nine months ended September 30, 1999. Of this 178% increase, 25% was attributable to state and local portal business units that became operational after June 30, 1999, 18% was from an increase in same state portal expenses, 43% was from NIC Commerce, 35% was from NIC Conquest, 11% was from NIC Technologies and 46% was from an increase in corporate level expenses. Same state portal service development and operations expenses for the nine months ended September 30, 2000 increased 19% over the nine months ended September 30, 1999 as a result of ongoing technology enhancement and service delivery investment in our state portal partnerships.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended September 30, 2000 were $8.8 million, a 296% increase over $2.2 million for the three months ended September 30, 1999. During the third quarter of 2000, the Company incurred a one-time charge of approximately $0.6 million for employee severance costs related to the corporate restructuring of our NIC Commerce and NIC Technologies divisions and the consolidation of our marketing efforts, as further discussed above and in
Note 1 in the Notes to Consolidated Financial Statements included in this Form 10-Q. The Company also incurred a one-time non-cash charge of approximately $0.2 million in the third quarter of 2000 due to the adoption of a company-wide vacation policy that required the Company to recognize a liability for earned but unused employee vacation. Excluding these one-time charges, selling, general and administrative expenses increased 257% over the three months ended September 30, 1999. Of this 257% increase, 19% was attributable to new state and local portal business units that became operational after June 30, 1999, 70% was from NIC Commerce, 19% was from NIC Conquest, and 30% was from NIC Technologies. Additionally, 119% of the increase was from an increase in corporate level expenses as a result of becoming a public company in July 1999 and as a result of our overall growth and positioning for future growth, including strategic infrastructure investments in marketing, public relations, finance, technology and management personnel. Excluding acquired businesses, new state portal business units that became operational after June 30, 1999, corporate level expenses and one-time charges, same state portal selling, general and administrative expenses for the three months ended September 30, 2000 decreased 1% from the three months ended September 30, 1999 as a result of continuing overhead cost containment and efficiency efforts in our more mature state portals.

         Selling, general and administrative expenses for the nine months ended September 30, 2000 were $21.3 million, a 292% increase over $5.4 million for the nine months ended September 30, 1999. Excluding the one-time charges incurred during the third quarter of 2000 noted above, and the one-time charge of approximately $0.8 million during the second quarter of 2000 relating to our withdrawn secondary offering (as further discussed in Note 4 to the Notes to Consolidated Financial Statements included in the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2000) selling, general and administrative expenses increased 260% over the nine months ended September 30, 1999. Of this 260% increase, 28% was attributable to new state and local portal business units that became operational after June 30, 1999, 76% was from NIC Commerce, 15% was from NIC Conquest, 21% was from NIC Technologies and 124% was from corporate level expenses. Offsetting these increases by approximately 4% was a decrease in same state portal general and administrative expenses. Same state portal selling, general and administrative expenses for the nine months ended September 30, 2000 decreased 7% from the nine months ended September 30, 1999 as a result of continuing overhead cost containment and efficiency efforts in our more mature state portals.

         STOCK COMPENSATION. Stock compensation for the nine months ended September 30, 2000 was $1.3 million and consisted primarily of amortization of deferred compensation expense related to common stock options granted to senior level executives and other key employees. Stock compensation was $2.7 million for the nine months ended September 30, 1999. In the first nine months of 1999, we sold approximately 370,000 shares of common stock to key employees and recognized approximately $1.6 million in compensation expense for the amount by which the fair value of common stock sold exceeded the amount paid.

         DEPRECIATION AND AMORTIZATION. The increase in depreciation and amortization expense for the three and nine months ended September 30, 2000 was primarily due to the amortization of intangible assets resulting from our acquisition of SDR Technologies in May 2000, our acquisition of NIC Commerce in September 1999, and our business combination with Conquest Softworks, LLC in January 2000. Depreciation expense increased for the three and nine months ended September 30, 2000 as a result of additions to property and equipment throughout 1999 and the first nine months of 2000. These increases were partially offset by a decrease in amortization of intangible assets resulting from our March 31, 1998 exchange offer. Certain intangible assets relating to that exchange offer became fully amortized in December 31, 1999, June 30, 2000 and August 31, 2000.

         OPERATING LOSS. Operating loss for the three months ended September 30, 2000 was $15.8 million compared to $2.4 million for the three months ended September 30, 1999. Excluding non-cash charges for stock compensation, depreciation and amortization and the one-time charges in the third quarter of 2000 relating to our corporate restructuring and vacation liability, operating loss would have been $6.2 million for the three months ended September 30, 2000 compared to operating income of $0.4 million for the three months ended September 30, 1999. Operating loss for the nine months ended September 30, 2000 was $35.8 million compared to $8.6 million for the nine months ended September 30, 1999. Excluding non-cash charges for stock compensation, depreciation and amortization, the one-time charge in the second quarter of 2000 relating to the withdrawn common stock offering, the one-time charges in the third quarter of 2000 relating to our corporate restructuring and vacation liability, and the charges in the second quarter of 1999 and first quarter of 2000 relating to the Company's application development contracts, operating loss would have been $11.7 million for the nine months ended September 30, 2000 compared to operating income of $1.4 million for the nine months ended September 30, 1999.

         Earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, one-time charges and other non-cash charges related to stock compensation and our application development contracts ("EBITDA") was negative $6.2 million for the three months ended September 30, 2000 compared to positive $0.4 million for the three months ended September 30, 1999. EBITDA was negative $11.7 million for the nine months ended September 30, 2000 compared to positive $1.4 million for the nine months ended September 30, 1999. For the three and nine months ended September 30, 2000, corporate level expenses increased to $4.4 million and $9.9 million from $0.9 million and $1.7 million for the three and nine months ended September 30, 1999 as a result of our becoming a public company in July 1999 and strategic infrastructure investments as discussed above.

         EBITDA from our state and local portal operations decreased by approximately $0.3 million for the three months ended September 30, 2000 primarily due to start up losses in our Hawaii, Idaho and San Francisco portals. Our Idaho and San Francisco portals began generating revenues during September 2000, while our Hawaii portal had not begun to generate substantive revenues at September 30, 2000. We anticipate Hawaii will begin to generate more substantive revenues in the fourth quarter of 2000 and first quarter of 2001. For the nine months ended September 30, 2000, EBITDA from our state and local portal operations increased by approximately $0.5 million primarily as a result of a full nine months of operating results from our New England and Utah portals, which began generating revenues in the third quarter of 1999, and increased same state portal transaction volumes, mainly from our Virginia subsidiary. These increases were partially offset by start up losses in our Hawaii, Idaho and San Francisco portals.

         For the three and nine months ended September 30, 2000, EBITDA from our eGovernment products business, which consists of our NIC Conquest and NIC Technologies subsidiaries, was negative $0.8 million and negative $1.6 million, respectively, primarily resulting from payroll-related expenses for product development and product delivery efforts at NIC Technologies, which precipitated the third quarter 2000 restructuring (as discussed above and in Note 1 to Notes to Consolidated Financial Statements included in this Form 10-Q). For the three and nine months ended September 30, 2000, EBITDA from our NIC Commerce government procurement subsidiary was negative $2.1 million and negative $3.9 million, respectively, due primarily to expenditures for business development, marketing and public relations, which also precipitated the third quarter 2000 restructuring.

         We do not expect to generate positive EBITDA by the end of fiscal 2000 or in the first quarter of fiscal 2001 as we had previously stated. Based on our more refined 2001 projections developed in early October 2000, we do not expect to generate positive EBITDA until 2002 because of our continued investments in local portals, our AOL/Government Guide partnership and our new business plans for NIC Commerce and NIC Technologies, which has been positioned to provide the core technology and deployment base for our company-wide eGovernment growth initiatives.

         OTHER INCOME, NET. We have placed the proceeds from our July 20, 1999 initial public offering in short-term, investment-grade, interest-bearing marketable securities. For the three months ended September 30, 2000, the decrease in other income, net, reflects a decrease in interest income earned on these investments due to a lower average marketable securities balance for the three months ended September 30, 2000 versus 1999. Included in other income, net, for the three and nine months ended September 30, 2000 is a $0.1 million loss from disposals of property and equipment. Other income, net, for the nine months ended September 30, 1999 reflects less than three months of interest earned on these investments versus a full nine months of interest earned in 2000. We expect other income, net, to continue to fluctuate on a quarterly basis in relation to the average balance of our marketable securities portfolio.

         EQUITY IN NET LOSS OF AFFILIATES. For the three and nine months ended September 30, 2000, equity in net loss of affiliates represents our share of losses of companies in which we have equity method investments that give us the ability to exercise significant influence, but not control, over the investees. In the first quarter of 2000, we invested in two private companies involved in the e-government services industry, Tidemark Computer

Systems and E-Filing.com, primarily for strategic purposes. These companies are in the early stage of their operations and are incurring net losses. Therefore, we expect to continue to record losses on our equity-method investments in the foreseeable future.

         INCOME TAXES. We recognized an income tax benefit for the three and nine months ended September 30, 2000. The income tax benefit was less than the amount customarily expected because of expenses that are not deductible for tax purposes including amortization of goodwill from the March 31, 1998 exchange offer, the Conquest merger and the SDR acquisition, and certain stock compensation costs. The income tax expense and benefit for the three and nine months ended September 30, 1999, respectively, were different from the amounts customarily expected because of expenses that were not deductible for tax purposes including amortization of goodwill from the March 31, 1998 exchange offer and certain stock compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $16.8 million for the nine months ended September 30, 2000 compared to $0.5 million for the nine months ended September 30, 1999. The increase in cash used in operating activities is primarily attributable to additional cash needs (particularly attributable to NIC Commerce, acquired in September 1999, NIC Technologies, acquired in May 2000, and our Idaho, Hawaii and San Francisco portals, which became operational after September 1999) and corporate level expenses as a result of our overall growth and positioning for future growth, including planned strategic infrastructure investments in marketing, public relations, finance, technology and management personnel. As discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q, NIC made an initial cash payment to AOL totaling $1.125 million on August 25, 2000, of which $1 million is recorded as a prepaid expense in the consolidated balance sheet at September 30, 2000. We expect operating cash flow to be negative through at least the end of 2001 as a result of continued investment in our corporate infrastructure and growth strategies.

Investing activities resulted in net cash generated of approximately $22.3 million for the nine months ended September 30, 2000 reflecting $47.7 million in net maturities of our marketable securities portfolio used for funding operations and for purchases of property and equipment ($3.9 million), our business combination with Conquest Softworks, LLC ($4.6 million), strategic equity investments in Tidemark ($5.5 million) and E-Filing.com ($5.3 million), direct costs of the SDR acquisition ($2.1 million), and the cash outlay to SDR in exchange for convertible promissory notes ($2.0 million). Investing activities for the nine months ended September 30, 2000 also reflect approximately $2.2 million in capitalized software development costs mainly from our NIC Commerce and NIC Conquest subsidiaries. Investing activities for the nine months ended September 30, 2000 resulted in net cash used of $106.4 million, reflecting the purchase of marketable securities with the net proceeds of our July 1999 initial public offering and the $15 million cash outlay for our September 1999 eFed acquisition.

Net cash used in financing activities totaled $1.5 million for the nine months ended September 30, 2000, primarily reflecting a $2.1 million cash outlay to pay off a bank line of credit assumed in the SDR acquisition and approximately $0.9 million in proceeds from the exercise of employee stock options and issuances of common stock to employees. Net cash provided by financing activities was $108.5 million for the nine months ended September

30, 1999, reflecting the net proceeds received from our July 1999 initial public offering, a portion of which was used to pay down all amounts outstanding under our operating lines of credit.

At September 30, 2000, the Company's total cash and marketable securities balance was $51.1 million compared to $92.0 million at December 31, 1999. We believe that our current liquid resources will be sufficient to meet our operating requirements and significant growth initiatives without the need of additional capital for at least the next twelve months. However, any projections of future cash flows are subject to substantial uncertainty. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or obtain a line of credit. The sale of additional equity securities could result in additional dilution to the Company's shareholders. From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses. Acquisitions or investments might impact the Company's liquidity requirements or cause the Company to sell additional equity securities or issue debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

         INVESTMENT RISK. In the first quarter of 2000, we invested in two private companies involved in the e-government services industry, Tidemark Computer Systems and E-Filing.com, primarily for strategic purposes. Such investments are accounted for under the equity method, as we have the ability to exercise significant influence, but not control, over the investees. Significant influence is generally defined as an ownership interest of the voting stock of an investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method is appropriate. We regularly review the carrying value of these equity method investments and would record impairment losses when events and circumstances indicate that such assets are permanently impaired. To date, we have not recorded any such impairment losses. As of September 30, 2000, the carrying value of our equity-method investments totaled $7.6 million.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

C) RECENT SALES OF UNREGISTERED SECURITIES

Since June 30, 2000, we have granted or issued and sold the following unregistered securities:

1. On July 1, 2000, we issued to Mr. P.K. Agarwal, our Chief Information Officer, 2,637 shares of unregistered NIC common stock with a fair value of approximately $30,000 for no cash consideration.

2. On October 13, 2000, we issued to Intelligent Decision Technologies, Ltd. 520,833 shares of unregistered common stock with a fair value of approximately $1.4 million.

The issuances of securities in all the transactions above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only and not with a view to distribution and received or had access to adequate information about the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

Exhibit 27 - Financial Data Schedule (for the nine months ended September 30,
2000).

B) REPORTS ON FORM 8-K

A report on Form 8-K was filed with the Securities and Exchange Commission on July 26, 2000, amending the report on Form 8-K filed on May 26, 2000, and included, under Item 7, the financial statements of SDR Technologies, Inc. for the periods required by Rule 3-05(b) of Regulation S-X and the pro forma financial information required by Article 11 of Regulation S-X.

A report on Form 8-K was filed with the Securities and Exchange Commission on September 29, 2000, with attached Press Release of the Company dated September 20, 2000, announcing, under Item 5, that the Company will re-align its eGovernment applications and services businesses and that it had issued an earnings warning that it will likely fall short of third quarter 2000 expectations. The Company also announced significant cost savings measures at two business units and the reorganization of its management team.

A report on Form 8-K was filed with the Securities and Exchange Commission on October 13, 2000, with attached Press Release of the Company dated October 6, 2000, announcing, under Item 5, that the Company had completed the restructuring of its eGovernment market and product development operations. The Company stated that it had refined its 2001 outlook and projects that it will likely not generate positive EBITDA until 2002 because of its investments in local portals, its AOL/Government Guide partnership and continued market and core technology development across its eGovernment businesses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NATIONAL INFORMATION CONSORTIUM, INC.


Dated:  November 14, 2000                 /S/JAMES B. DODD
                                          ----------------
                                          James B. Dodd
                                          President and
                                          Chief Executive Officer



Dated:  November 14, 2000                 /S/KEVIN C. CHILDRESS
                                          ---------------------
                                          Kevin C. Childress
                                          Chief Financial Officer