Form 10-K
period 2000-12-31
NATIONAL INFORMATION CONSORTIUM
filed 2001-04-02
CIK 1065332

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSACTION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 000-26621

                           --------------------------

                     NATIONAL INFORMATION CONSORTIUM, INC.

             (Exact name of registrant as specified in its charter)

               COLORADO                                     52-2077581
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

12 CORPORATE WOODS, 10975 BENSON STREET, SUITE 390, OVERLAND PARK, KANSAS 66210
          (Address of principal executive office, including Zip Code)

       Registrant's telephone number, including area code: (877) 234-3468

        Securities registered pursuant to Section 12(b) of the Act: None

                TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                       -----------------------------------------
                       None                                                 None

          Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share
                                (Title of Class)

                           --------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant, as of March 1, 2001 was approximately $110,599,397 (based on the closing price for shares of the registrant's common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    On March 1, 2001, 56,041,425 shares of the registrant's common stock, no par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement to be issued in connection with its Annual Meeting of Shareholders to be held in 2001 are incorporated by reference into Part III of this Form 10-K.

    Except as otherwise stated, the information contained in this Form 10-K is as of March 1, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                     NATIONAL INFORMATION CONSORTIUM, INC.
                            FORM 10-K ANNUAL REPORT

                                                                         PAGE
                                                                       --------
                                    PART I
Item 1   Business....................................................      1
Item 2   Properties..................................................     28
Item 3   Legal Proceedings...........................................     28
Item 4   Submission of Matters to a Vote of Security Holders.........     28

                                    PART II
Item 5   Market for Registrant's Common Equity and Related
           Shareholder Matters.......................................     29
Item 6   Selected Consolidated Financial Data........................     29
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     30
Item 7A  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     42
Item 8   Consolidated Financial Statements and Supplementary Data....     43
Item 9   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................     86

                                   PART III
Item 10  Directors and Executive Officers of the Registrant..........     86
Item 11  Executive Compensation......................................     86
Item 12  Security Ownership of Certain Beneficial Owners and
           Management................................................     86
Item 13  Certain Relationships and Related Transactions..............     86

                                    PART IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.......................................................     87

                   CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

    This Annual Report on Form 10-K includes forward-looking statements about events, products or financial performance that may not exist, or may not have occurred. For example, statements like we "expect," we "believe," we "plan," we "intend" or we "anticipate" are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: competition issues discussed on pages 15 to 16; government regulation discussed on page 16; intellectual property and proprietary rights discussed on pages 16 to 17; the specific risk factors discussed on pages 17 to 28; and commitments and contingencies described in note 16 to the consolidated financial statements included in this Form 10-K.

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

    We are a provider of Internet-based, electronic government services that help governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. We accomplish this currently through three different business segments: our state and local portal businesses, our government procurement business and our eGovernment products businesses. In our portal businesses, we enter into contracts with governments and on their behalf design, build and operate Internet-based portals. These portals consist of Web sites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver's license records or filing a form or report. Our unique business model allows us to reduce our government clients' financial and technology risks and obtain revenues by sharing in the fees we generate from electronic government services. Our clients benefit because they gain a centralized, customer-focused presence on the Internet. Businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments.

    Currently, we have contracts to provide Internet-based electronic government portal services for thirteen states and four local governments. We typically enter into three to five year contracts with our government clients and manage operations for each contractual relationship through separate subsidiaries that operate as decentralized business units with a high degree of autonomy. We intend to increase our revenues by replicating our model in other states, municipalities, federal agencies and international entities, and by delivering new products and services and expanding markets within our existing contractual relationships.

    NIC Commerce, our procurement business, is a leading provider of Internet-based electronic procurement solutions to governments. NIC Commerce designs, develops and manages online procurement software and services for federal and state markets. NIC Commerce's procurement solution allows buyers to search, compare and buy products and services across multiple contracts using the Internet. It also allows senior government procurement officials to better manage and reduce expenses associated with the procurement process. NIC Commerce, while traditionally deriving software licensing and maintenance revenues from several federal agencies, also has contracted to provide electronic procurement services under a transaction-based pricing model to five state/local government agencies.

    Our eGovernment products businesses include our NIC Conquest, NIC Technologies and IDT subsidiaries. Our NIC Conquest business was formed in January 2000 by combining our application services division with Conquest Softworks, LLC. Both of these businesses provided software applications and services for electronic filings and document management solutions for government. Our NIC Conquest business focuses on Secretaries of State, whose offices are state governments' principal agencies for corporate filings.

    On May 11, 2000, we acquired SDR Technologies, Inc., a provider of Internet-based applications for governments. SDR has been renamed National Information Consortium Technologies, Inc. and is referred to as NIC Technologies. NIC Technologies designs and develops online election and ethics filing systems for federal, state and local government agencies. Through development divisions in Westlake Village, California and Pune, India, NIC Technologies also serves as our centralized development business that builds standardized revenue-generating applications that can be deployed across our state and local portals in a timely and effective manner.

    On October 13, 2000, we acquired Intelligent Decision Technologies, Ltd., a provider of business-to-government reporting and filing software for the transportation industry. IDT has developed business-to-government applications that facilitate compliance with the Federal Highway Administration's Commercial Vehicle Information System Network. IDT currently has contracts to provide certain state governments with commercial vehicle electronic credentialing services that include registration, permitting, and tax filing software. Our multi-state filing portal for the trucking industry, which became operational in November 2000, will be integrated into IDT's operations, allowing us to leverage our eGovernment expertise on behalf of regulated industries such as transportation, which are required to file periodically with multiple government entities.

    On March 23, 2000, we completed a $5 million cash investment in privately held E-Filing.com, Inc., a provider of online filing applications for legal services, giving us ownership of 21% of E-Filing.com at December 31, 2000. This strategic investment is expected to enable both E-Filing.com and NIC to expand access to judicial eGovernment applications nationwide.

    On March 24, 2000, we completed a $5.5 million cash investment in privately held Tidemark Computer Systems, Inc., a provider of eGovernment permit applications and related services for local government, giving us ownership of approximately 27% of Tidemark at December 31, 2000. This strategic investment is expected to allow Tidemark and NIC to help communities automate a variety of business processes through mobile and web-based applications.

    In October 2000, we completed an initial $524,000 cash investment in e-Government Solutions Limited, or eGS, a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and our European subsidiary, NIC Europe, giving us ownership of 40% of eGS at December 31, 2000. The purpose eGS, based in London, England, is to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom.

SEGMENT INFORMATION

    Our three reportable segments as of and for the year ended December 31, 2000 consisted of our state and local portal segment, our eGovernment products segment, and our government procurement segment. Our portal segment includes our subsidiaries operating state and local government portals. Our eGovernment products segment includes our NIC Conquest, NIC Technologies and IDT subsidiaries. Our government procurement segment includes our NIC Commerce subsidiary. For additional information relating to our reportable segments, refer to note 21 in the notes to consolidated financial statements included in this Form 10-K.

INDUSTRY BACKGROUND

THE MARKET FOR GOVERNMENT-TO-BUSINESS AND GOVERNMENT-TO-CITIZEN TRANSACTIONS

    Government regulation of commercial and consumer activities requires billions of transactions and exchanges of large volumes of information between government agencies and businesses and citizens. These transactions and exchanges include driver's license record retrieval, motor vehicle registrations, tax returns, permit applications and requests for government-gathered information. Government agencies typically defray the cost of processing these transactions and of storing, retrieving and distributing information through a combination of general tax revenues, service fees and charges for direct access to public records. According to the official statistics of the U.S. Census Bureau, federal, state and local governments collected a total of $451 billion in charges and miscellaneous fees from businesses and citizens in 1995. Additionally, states generated $26 billion in fees for motor vehicle, corporation and other licenses in 1995.

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

GROWTH OF THE INTERNET, ELECTRONIC COMMERCE AND EGOVERNMENT

    The Internet has emerged as a global medium, enabling millions of people worldwide to share information, communicate and conduct business electronically. International Data Corporation, a market research firm, estimates that the number of Web users will grow from approximately 142 million worldwide in 1998 to over 502 million worldwide by the end of 2003. This growth is expected to be driven by the large and growing number of PCs installed in homes and offices, the decreasing cost of PCs, easier, faster and cheaper access to the Internet, improvements in network infrastructure, the proliferation of Internet content and the increasing familiarity with and acceptance of the Internet by governments, businesses and consumers. In addition, the volume of electronic commerce has grown in parallel with the Internet itself. According to International Data Corporation, transactions on the Internet are expected to increase from approximately $32 billion in 1998 to approximately $426 billion in 2002. Business-to-business usage is also growing rapidly. Forrester Research, a market research firm, estimates that business-to-business electronic commerce will grow from $17 billion in 1998 to $327 billion in 2002. Gartner Group, a market research firm, predicts that spending on eGovernment initiatives, including hardware, software and services, in 2001 will top $2.1 billion, reaching $6.5 billion by 2005. Forrester Research predicts that states will process over 52 million online government transactions by 2004, and the number is expected to grow to 122 million transactions per year in 2006. With the nation's 35,000 cities and towns generating the majority of demand for applications, Forrester Research predicts that local governments will deploy over 8,900 different eGovernment applications by 2006.

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

WHAT WE PROVIDE TO GOVERNMENTS

    We provide an Internet-based electronic government service that meets the needs of governments, businesses and citizens. The key elements of our service are:

CUSTOMER-FOCUSED, ONE-STOP GOVERNMENT PORTAL

    Using our marketing and technical expertise and our government experience, we design, build and operate portals for each of our government clients that are designed to meet their needs as well as those of businesses and citizens. Our portals are designed to create a single point of presence on the Internet for our government clients that allows businesses and citizens to reach the Web site of every government agency in a specific jurisdiction from one online location. We employ a common look and feel in the Web sites of all government agencies associated with our electronic government portals and make them useful, appealing and easy to use. In addition to developing and managing the government portal, we develop applications that, in one location on the Internet, allow businesses and citizens to complete processes that have traditionally required separate interaction with several different government agencies, including establishing and obtaining required permits for a new business enterprise. These applications also permit businesses and citizens to conduct transactions with government agencies and to obtain information from them 24 hours per day, seven days per week. We also help our government clients to generate awareness and educate businesses and citizens about the availability and potential benefits of electronic government services. Similarly, our NIC Commerce business allows governments to implement procurement solutions from a one-stop Internet location.

COMPELLING FINANCIAL MODEL FOR GOVERNMENTS

    We allow governments to implement comprehensive electronic government services at minimal cost and risk. We take on the responsibility and cost of designing, building and operating government portals and applications, with minimal use of government resources. We employ our technological resources and accumulated expertise to help governments avoid the risks of selecting and investing in new technologies. We implement our electronic government services rapidly, efficiently and accurately, using our well-tested and reliable infrastructure and processes. Once we establish a government portal and associated applications, we manage transaction flows and fund ongoing costs from the fees received from information accessed and transactions conducted through the portal. Our NIC Commerce business, while traditionally deriving revenues from software licensing and maintenance, also offers governments a transaction-based-pricing model.

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

OUR STRATEGY

    Our objective is to strengthen our position as the leading provider of Internet-based electronic government services. Key strategies to achieve this objective include:

CONTINUING TO ADD NEW STATE AND FEDERAL GOVERNMENT CLIENTS AND FURTHER PENETRATE
  LOCAL MARKETS

    We intend to increase the number of our government clients by leveraging our relationships with current government clients, our reputation for providing proven electronic government services and our technology and government process knowledge base. Our portals and our procurement and filing applications are designed to deliver our services quickly, easily and cost-effectively to new federal, state and local governments and agencies. We intend to continue marketing our products and services to new local governments, states, multi-state cooperative organizations and federal agencies. Our expansion efforts include developing relationships and sponsors throughout an individual government entity, pursuing strategic technology alliances, making presentations at conferences of government executives with responsibility for information technology policy, and developing contacts with organizations that act as forums for discussions between these executives.

    Currently we have four contracts for enterprise-wide portals in local government: Indianapolis/ Marion County, Indiana; the City of San Francisco, California; the City of Tampa, Florida; and Dallas County, Texas. We intend to increase our number of major local clients by offering both our enterprise portal solution as well as individual application solutions provided on a fee basis. We also expect to offer procurement solutions through NIC Commerce to major localities and election filing applications on a local basis through NIC Technologies.

EXPANDING OUR INTERNATIONAL PRESENCE

    We believe our enterprise-wide model and its financial attractiveness have significant applicability to international governments. We intend to expand internationally, most likely through the transfer of our technology, know-how, track record, capital and business model into joint ventures involving entities whose trust relationships in their home markets resemble our own. In October 2000, we made an initial investment in e-Government Solutions Limited, or eGS, a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and our European subsidiary, NIC Europe, giving us ownership of 40% of eGS. The purpose eGS, based in London, England, is to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom.

BROADENING AND STANDARDIZING PRODUCT AND SERVICE OFFERINGS

    We plan to continue our development of new products and services designed for efficient online transactions with federal, state and local government agencies, enabling government agencies to interact more effectively online with businesses, citizens and other government agencies. We will increase and improve our development efforts by leveraging our experience, developing strategic technology alliances, deepening the knowledge base that we have developed from our existing operations, standardizing our eGovernment services and product offerings, and coordinating our product development process across all Company operations making it a new competitive advantage. We will continue to work with government agencies, professional associations and other organizations to better understand the current and future needs of our customers.

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

CONTINUING TO DIVERSIFY OUR REVENUE STREAMS ACROSS NUMEROUS BUSINESS LINES

    In addition to our portal businesses, which provided the majority of our revenues in 2000, we are making investments in our NIC Commerce, NIC Conquest, NIC Technologies and IDT businesses to expand their respective operations. During 2000, NIC Commerce derived the majority of its revenues from software licensing and maintenance. Currently, our NIC Commerce is pursuing a growth strategy based increasingly on transaction fees for procurements undertaken on the NIC Commerce system. Our NIC Conquest business derives its revenues from fixed-price application development contracts with governments. These contracts are expected to be obtained through shorter sales cycles.

    Due to our increasing scale and market penetration, we are also able to provide specific fee-based product solutions to governments who do not wish to pursue an enterprise-wide portal solution. We expect these revenues, while not transaction-driven, to derive from shorter sales cycles than our portal businesses.

CONTINUING TO PURSUE NEW STRATEGIC ALLIANCES, MERGERS AND ACQUISITIONS

    We intend to pursue strategic technology alliances, mergers and acquisitions that we believe will increase the number of products and services we can offer to government clients and the citizens and businesses that interact with them and alliances that will increase our operating leverage and drive business-to-government and citizen-to-government transactions and adoption of our eGovernment services. We also intend to pursue strategic technology and business alliances that will enable us to further develop business relationships with potential clients and/or improve our infrastructure and our operating platforms.

GOVERNMENT CONTRACTS

OUR PORTAL BUSINESSES

    Through our portal businesses, we currently have contracts with 17 state and local government agencies. At December 31, 2000, we provided our government portal services to twelve states and two city-county governments through the following portals:

                                                 YEAR
                                               SERVICES    POPULATION
PORTAL NAME                                    COMMENCED     SERVED           WEB ADDRESS
-----------                                    ---------   ----------   ------------------------
CityServices (City and County of San
  Francisco, California). ...................    2000        747,000    http://cityservices.sfgov.org
TennesseeAnytime. ...........................    2000      5,484,000    www.tennesseeanytime.org
eHawaiiGov. .................................    2000      1,185,000          www.ehawaiigov.com
Access Idaho.................................    2000      1,252,000         www.accessidaho.com
eUtah. ......................................    1999      2,130,000              www.e-utah.org
Information Resource of Maine................    1999      1,253,000             www.informe.org
AccessArkansas...............................    1997      2,551,000      www.accessarkansas.org
CivicNet (Indianapolis and Marion County,
  Indiana)...................................    1997        811,000            www.civicnet.net
IOWAccess Network............................    1997      2,869,000           www.iowaccess.org
Virginia Information Providers Network.......    1997      6,791,000              www.vipnet.org
Georgia Technology Authority.................    1996      7,788,000               www.ganet.org
AccessIndiana................................    1995      5,943,000                  www.in.gov
Nebraska Online..............................    1995      1,666,000                 www.nol.org
AccessKansas.................................    1992      2,654,000        www.accesskansas.org

    We have also recently entered into contracts with the State of Montana, the City of Tampa (FL), and Dallas County (TX), and serve as a subcontractor to Deloitte Consulting on the New City of Ottawa (Canada) portal.

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

    We also enter into separate agreements with various agencies and divisions of our government clients for the sale of electronic access to public records and to conduct other transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services we provide and the amounts we must remit to the agency. These terms are then submitted to the policy-making and fee approval board for approval.

OUR NIC COMMERCE BUSINESS

    NIC Commerce is the only commercial off-the-shelf Web-based procurement solution designed specifically for governments. NIC Commerce's eFed software and supplier network allows government buyers to order products and services from multiple contracts and commercial sources, based on value, product information and contract terms and conditions. It is the leading provider of electronic procurement solutions that enable buyers to compare, negotiate and purchase products and services with speed, ease and accuracy. NIC Commerce, while traditionally deriving software licensing and maintenance revenues from several federal agencies, also has contracted to provide electronic procurement services under a transaction-based pricing model to five state/local governments as discussed below.

    On March 3, 2000, NIC Commerce entered into an operating agreement with Bank of America Corporation, through its subsidiary Bank of America N.A. (USA), to create a limited liability company to offer state and local governments the first Web-based business-to-business procurement, payment and reconciliation solution. By bundling NIC Commerce's software with Bank of America's government purchase cards, the new company will allow customers to place orders online through their preferred suppliers, request a quote from businesses for services, process transactions, initiate payments and reconcile accounts. Government agencies are also able to personalize their services to reflect preferred suppliers, contract requirements and other conditions through the browser-based catalog. The venture, called Banc of America Purchase Street, LLC, is the first web-based solution to integrate various shopping and payment functions for the public sector. Banc of America Purchase Street, LLC has recently contracted to provide electronic procurement services under transaction-based pricing models to two state/local government agencies: Houston-Galveston Area Council of Governments (H-GAC) and the State of South Carolina. NIC Commerce also has contracted to provide electronic procurement services under transaction-based pricing models to the States of Colorado, Utah and Hawaii. All such contracts under transaction-based models are expected to become operational during 2001.

    NIC Commerce has also recently contracted with the following Federal government agencies to provide procurement services under traditional software licensing and maintenance arrangements: the National Institutes of Health--IT Acquisition and Assessment Center, the U.S. Air Force IT Superstore, the U.S. Navy and the U.S. Army.

OUR NIC CONQUEST BUSINESS

    Our NIC Conquest business focuses on Secretaries of State, whose offices are state governments' principal agencies for corporate filings. NIC Conquest has contracted with the following thirteen states and five local governments to develop and license software applications for Web-enabling the back-office systems and processes for business-to-government filings:

STATES                                 COUNTIES
------                                 --------
Arkansas                               Apache County, Arizona
Colorado                               Greenlee County, Arizona
Indiana                                LaPaz County, Arizona
Iowa                                   Broward County, Florida
Kansas                                 Oklahoma County, Oklahoma
Minnesota
Montana
Nebraska
New York
Oklahoma
South Dakota
Texas
Wisconsin

OUR NIC TECHNOLOGIES BUSINESS

    NIC Technologies designs and develops online election and ethics filing systems for federal, state and local government agencies. NIC Technologies' government clients include Arkansas, California, Hawaii, Illinois, Louisiana, Michigan, Oklahoma, Texas, Washington, Washington, D.C. and British Columbia.

OUR IDT BUSINESS

    IDT is a provider of business-to-government reporting and filing software for the transportation industry. IDT currently has contracts to provide the state governments in California, Maryland, Minnesota and Kentucky with commercial vehicle electronic credentialing services that include registration, permitting, and tax filing software.

REVENUES

    We currently derive revenues from five sources:

    - transaction-based fees;

    - subscription fees;

    - software licensing and maintenance fees;

    - fees for managing electronic government operations; and

    - fees and charges for government application development.

    In 15 of our 21 existing larger operations, our revenues are generated from transactions, which generally include the collection of subscription and transaction-based fees. Among the highest volume, most commercially valuable products and services we offer are access to motor vehicle records and corporate filings, which accounted for over 66% of our revenues in 1999 and over 49% of our revenues in 2000. ChoicePoint, which resells these records to the auto insurance industry, accounted for approximately 48% of revenues in 1999 and 34% of our revenues in 2000.

    In our other six larger operations, revenues are derived primarily from software licensing and maintenance fees, management fees for certain government operations and fees for application development. In 2000, these six operations accounted for approximately 40% of our revenues.

OUR PRODUCTS AND SERVICES

OUR PORTAL BUSINESSES

    Each of our business units works with its government clients to implement, develop, manage and enhance a comprehensive, Internet-based portal to deliver electronic government services to their constituents. Citizens and businesses use these portals to gain access to Web-based interactive applications in order to conduct transactions with the government and gain access to public information.

    Our portals are designed to provide user-friendly and convenient access to useful government information and services and include numerous fee-based transaction services and applications that we have developed. These fee-based services and applications allow businesses and citizens to access constantly changing government information and to file necessary government documents, including driver's license record retrieval, motor vehicle registration renewal, tax return filings, and permit applications. The types of products and services and the fees charged vary in each jurisdiction according to the unique preferences of that jurisdiction. In an effort to reduce the frustration businesses and citizens often encounter when dealing with multiple government agencies, we handle cross-agency communications whenever feasible and shield businesses and citizens from the complexity of older, mainframe-based systems that agencies commonly use, creating an intuitive and efficient interaction with governments.

    Some of the products and services we currently offer in different jurisdictions include:

PRODUCT OR SERVICE                      DESCRIPTION                   PRIMARY USERS
------------------             -----------------------------  -----------------------------
Driver's License Records       For those businesses legally   Insurance companies
  Retrieval                    authorized, offers controlled
                               instant look-up of driving
                               records. Includes commercial
                               licenses.

Vehicle Title, Lien &          Provides controlled            Insurance companies, lenders,
  Registration                 interactive title,             citizens
                               registration and lien
                               database access. Permits
                               citizens to renew their
                               vehicle registrations online.

BillWatch (Lobbyist in a Box)  Allows the user to monitor     Attorneys, lobbyists
                               state legislative activity.
                               Users can tag bills by key
                               word or bill number, and
                               BillWatch-C- will send an e-
                               mail when a change occurs in
                               the status of the bill.
                               Legislative activity can be
                               monitored via wireless
                               access.

Health Professional License    Allows users to search         Hospitals, clinics, health
  Services                     databases on several health    insurers, citizens
                               professions to verify license
                               status.

PRODUCT OR SERVICE                      DESCRIPTION                   PRIMARY USERS
------------------             -----------------------------  -----------------------------
Secretary of State Searches    Allows users to access         Attorneys, lenders
                               filings of corporations,
                               partnerships and other
                               entities, including charter
                               documents.

UCC Searches and Filings       Permits searches of the UCC    Attorneys, lenders
                               database to verify financial
                               liens, and permits filings of
                               secured financial documents.

Professional License Renewal   Permits professionals to       Attorneys, doctors, other
                               renew their licenses on line   licensed professionals
                               using a credit card.

Driver's License Renewal       Permits citizens to renew      Citizens
                               their driver's license on
                               line using a credit card

Motor Fuel EDI Project         Allows motor fuel carriers to  Motor fuel carriers
                               file their tax reports
                               electronically.

Sales/Use Tax Filing           Allows Sales and Use Tax       Retailers
                               filers to file the required
                               forms online. The electronic
                               forms handle the computation
                               in the form and write the
                               data out so that it can be
                               entered into the Department
                               of Revenue's databases
                               without the need for the
                               information to be re-keyed in
                               the Department's office.

Online Birth Certificate       Processes an online request    Citizens
                               for an official birth
                               certificate, charging the
                               user's credit card.

    One of the largest consumers of our products and services is ChoicePoint, a data reseller that uses our electronic government portals to access motor vehicle records for sale to the auto insurance industry. Currently, ChoicePoint has entered into contracts with the networks our subsidiaries operate to request these records from the states of Arkansas, Idaho, Indiana, Kansas, Maine, Nebraska, Tennessee, Utah and Virginia. Under the terms of these contracts, we provide ChoicePoint with driver's license and traffic records that vary by contract, for fees that currently range from $3.00 to $11.00 per record requested. We collect the entire fee, of which a certain portion is remitted to the state. Each of these contracts may be terminated at any time after 60-days' notice and may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, each of these contracts is immediately terminable if the state statute allowing for the public release of these records is repealed.

    In addition to these products and services, we also provide customer service and support. Our customer service representatives serve as a liaison between our government clients and businesses and citizens. Representatives are available 24 hours a day, seven days a week to address any problems that might arise on the portals we operate.

OUR NIC COMMERCE BUSINESS

    NIC Commerce provides its customers a procurement solution that combines commercial off-the-shelf software with major bank purchase card programs, creating an end-to-end procurement product. NIC Commerce's eFed software is structured to adhere to strict government business rules while its workflow characteristics remain intuitive and user-friendly. Because it is based on commercial off-the-shelf technology, the eFed product requires less customization than competing products and is therefore easier and less expensive to install.

OUR NIC CONQUEST BUSINESS

    Our NIC Conquest business develops and delivers applications that improve the back-office administration of government records and better enable electronic filing and distribution. These applications often are highly customized for specific government or agency needs, and have been developed under separate contracts outside of our core contractual arrangements with governments. Our NIC Conquest business focuses on Secretaries of State, whose offices are state governments' principal agencies for corporate filings. Its products include: UCCDataNet State Imaging and Filing System, a comprehensive UCC office management system; uccfile.com Web Browser Interface, which allows Web access to filings; and County Suite Filing and Imaging Systems, which extends filing capabilities to land records and other filing types.

OUR IDT BUSINESS

    Our IDT business develops and delivers business-to-government reporting and filing software for the transportation industry. IDT has developed business-to-government applications that facilitate compliance with the Federal Highway Administration's Commercial Vehicle Information System Network. IDT currently has contracts to provide certain state governments with commercial vehicle electronic credentialing services that include registration, permitting, and tax filing software. Our multi-state filing portal for the trucking industry, which became operational in November 2000, will be integrated into IDT's operations, allowing us to leverage our eGovernment expertise on behalf of regulated industries such as transportation, which are required to file periodically with multiple government entities.

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

DEVELOPING NEW SOURCES OF REVENUE

    We focus our new government sales and marketing efforts on increasing the number of state, local, federal and international governments and government agencies that are receptive to a public/private model for delivering information and/or completing transactions over the Internet. We meet regularly with interested government officials to educate them on the public/private model and its potential advantages for their jurisdictions. Members of our management team are also regular speakers at conferences devoted to the application of Internet technologies to facilitate the relationship between governments and their citizens. In states where we believe interest is significant, we seek to develop supportive, educational relationships with professional and business organizations that may benefit from the government service improvements our Internet delivery strategy can produce. We also focus our marketing efforts on key government decision makers through the use of print media and corporate communications.

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

    Although each government's unique political and economic environment drives different marketing and development priorities, we have found many of our core applications to be relevant across multiple jurisdictions. Each of our business units' operations has a director of marketing and additional marketing staff that regularly meet with government, business and consumer representatives to discuss potential new services. We also promote the use of existing services to existing and new customers through speaking engagements and targeted advertising to organizations for professionals, including lawyers, bankers and insurance agents, that have a need for regular interaction with government. We have implemented a centralized marketing function to identify products and services that have been developed and implemented successfully for one government and replicate them in other jurisdictions.

STRATEGIC ACQUISITIONS, INVESTMENTS AND ALLIANCES

    Since August 1999, we have: completed the acquisitions of four companies, eFed, Conquest Softworks, SDR and IDT; made equity-method investments in two private companies and one joint venture, Tidemark, E-Filing.com and eGS; and formed strategic alliances with several companies, including Oracle, Bank of America, AOL and Deloitte Consulting. Our acquisitions and equity-method investments are further described above. Oracle is a leading provider of electronic commerce services, and we have implemented Oracle's Oracle Internet Platform for our electronic government solutions. Bank of America will facilitate the payment processing aspect of our NIC Commerce business-to-business procurement, payment and reconciliation solution. We will deliver state government information, services and applications through AOL's State Government Guide. Deloitte Consulting brings a wealth of experience in eGovernment implementation, strategic planning, reengineering, change leadership, training, and integration solutions.

TECHNOLOGY AND OPERATIONS

    Over the past nine years, we have made substantial investments in the development of Internet-based applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the Internet, Internet security, Web-to-legacy system integration, Web-to-mainframe integration, database design, Web site administration and Web page development. Within this scope, we have developed and implemented a comprehensive Internet portal framework for governments, and a broad array of stand-alone services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored portal services that keep our clients on the forefront of electronic government.

    Each of our government clients has unique priorities and needs in the development of its electronic government services. Over 55% of our employees work in the Internet services and applications development and operations areas, and nearly all are focused on a single government client's application needs. Our employees develop an understanding of a specific government's application priorities, technical profiles and information technology personnel and management. At the same time, all of our development directors are trained by experienced technical staff from our other operations on our standard technical framework, and there is frequent and growing communication and cooperation, which ensures that our government clients can make use of the most advanced electronic government services we have developed throughout our organization.

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

    - the speed and responsiveness to the needs of businesses and citizens; and

    - cost-effectiveness.

    We believe we compete favorably with respect to the above-listed factors. In most cases, the principal substitute for our services is a government-designed and managed service that integrates other vendors' technologies, products and services. Companies that have expertise in marketing and providing technical electronic services to government entities have begun to compete with us by further developing their services and increasing their focus on this piece of their business and market shares. Examples of companies that may compete with us are the following:

    - large systems integrators, including American Management Systems, Sapient and SAIC;

    - traditional software applications developers, including Microsoft and Oracle;

    - traditional consulting firms, including IBM, KPMG, and Accenture (formerly Andersen Consulting);

    - providers of e-commerce applications, including Ariba, Commerce One, PurchasePro.com, Digital Commerce Corporation and Official Payments Corporation;

    - consumer-oriented government portal companies, such as ezgov.com; and

    - Web service companies, including marchFirst and Verio.

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

EMPLOYEES

    As of December 31, 2000, we had 362 full-time employees, of which 44 were working in our corporate operations and 318 were located in our business units. Of our employees, 76 were in sales and marketing, 204 were in service development and operations and 82 were in finance, business development and administration. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

OTHER FACTORS AFFECTING OUR BUSINESS

BECAUSE WE HAVE PORTAL SERVICE CONTRACTS WITH A LIMITED NUMBER OF STATES AND
  CITY GOVERNMENTS, THE TERMINATION OF CERTAIN OF THESE CONTRACTS MAY HARM OUR BUSINESS

    Currently, the majority of our revenues are derived from the operation of our portal businesses. We have portal contracts with 17 state and local governments. These contracts typically have initial terms of three to five years with optional renewal periods of one to five years. However, any renewal is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a period of ten to 180 days or, in some cases, upon passing legislation. Additionally, the contracts under which we provide management and development services can be terminated without cause on a specified period of notice. The loss of one or more of our larger government portal clients, if not replaced, could dramatically reduce our revenues. If these revenue shortfalls occur, our business and financial condition would be harmed. We cannot be certain if, when or to what extent governments might fail to renew or terminate any or all of their contracts with us.

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

OUR ACQUISITIONS AND STRATEGIC ALLIANCES ENTAIL NUMEROUS RISKS AND UNCERTAINTIES

    As part of our business strategy, we have made and may continue to make acquisitions or enter into strategic alliances that we believe will complement our existing businesses, increase traffic to our government clients' sites, enhance our services, broaden our software and applications offerings or technological capabilities or increase our revenues.

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

    - potentially dilutive issuances of equity securities, which may be freely tradable in the public market;

    - significant charges; and

    - the incurrence of debt or other expenses related to goodwill and other intangible assets.

    We cannot assure you that any acquisitions we have announced or will announce will ultimately close. Moreover, even after we close such transactions, we cannot assure you that we will be able to successfully integrate the new businesses or any other businesses, products or technologies we may acquire in the future. For example, on September 20, 2000, we announced that our third quarter operating results would likely fall short of the consensus analyst revenue and earnings estimates. Concurrent with this announcement, we announced the restructuring of our NIC Commerce and NIC Technologies businesses, the reorganization of our management team and the consolidation of our marketing efforts. Our lower third quarter operating results were mainly attributable to our NIC

Commerce and NIC Technologies businesses, which were affected by industry-wide post Y2K delays in government decision-making and sales cycles during the first half of 2000. These businesses were the main sources of revenue shortfall versus expectations as a result of their management's ineffective forecasting and inadequate response to market signals that new business and revenues would be less than expectations. In addition, these businesses were the main source of EBITDA shortfall versus expectations as a result of expenditures for sustained development, marketing and product delivery efforts to support these operations whose revenue and gross profit impact did not materialize as expected during the quarter. Our response to the inadequate performance of our NIC Technologies and NIC Commerce businesses, both of which we have acquired since September 1999, was to initiate a change in leadership, while simultaneously adjusting operational processes and resources to more appropriately size these operations to visible demand and more efficiently align them with other eGovernment initiatives across NIC. The restructuring involved employee reductions in our marketing division and at our NIC Commerce and NIC Technologies businesses. As a result, we incurred a pre-tax charge of approximately $638,000 in the third quarter relating to employee severance costs.

WE HAVE INCURRED NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE
  FORESEEABLE FUTURE

    We incurred net losses of approximately $40.3 million for the year ended December 31, 2000, $10.7 million for the year ended December 31, 1999 and
$7.9 million for the year ended December 31, 1998. We also expect to incur significant operating expenses and will need to generate increased revenues to achieve profitability. Further, even though we expect to achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to become profitable.

WE MAY BE UNABLE TO SUSTAIN THE USAGE LEVELS OF CURRENT PRODUCTS AND SERVICES
  THAT PROVIDE A SIGNIFICANT PERCENTAGE OF OUR REVENUES

    We obtain a high proportion of our revenues from a limited number of products and services. Subscription-based and transaction-based fees charged for access to motor vehicle records and corporate filings accounted for over 49% of our revenues for the year ended December 31, 2000 and are expected to continue to account for a significant portion of our revenues in the near future. Regulatory changes or the development of alternative information sources could materially reduce our revenues from these products and services. A reduction in revenues from currently popular products and services would harm our business, results of operations and financial condition.

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

THE FEES WE COLLECT FOR MANY OF OUR PRODUCTS AND SERVICES ARE SUBJECT TO
  REGULATION THAT COULD LIMIT GROWTH OF OUR REVENUES AND PROFITABILITY

    Under the terms of our government contracts, we remit a portion of the fees we collect to state agencies. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit or, in one case, a specified return on equity. We have limited control over the level of fees we are permitted to retain. Our business, results of operations and financial condition may be harmed if the level of fees we are permitted to retain in the future is too low or if our costs rise without a commensurate increase in fees.

THE POSSIBILITY OF GOVERNMENTS DEMANDING FIXED-PRICE CONTRACTS MAY SIGNIFICANTLY
  REDUCE OUR REVENUES AND PROFITS

    Substantially all of our current portal contracts are on a transaction-fee basis, through which our fees vary depending on the number of Internet users who access our products and services. However, we cannot assure you that governments will not demand fixed-price contracts in the future. Currently, we earn fees under our contracts with the states of Georgia and Iowa predominantly on a predominantly fixed-price basis. We may, from time to time, enter into other fixed-price contracts. Our failure to estimate accurately the resources and time required for an engagement, to manage governments' expectations effectively regarding the scope of services to be delivered for an estimated price or to complete fixed-price engagements within budget, on time and to governments' satisfaction could expose us to risks associated with cost overruns and, potentially, to penalties, which may harm our business, results of operations and financial condition.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND
  FAILURE TO MANAGE OUR GROWTH COULD STRAIN OUR MANAGEMENT AND OTHER RESOURCES

    Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have acquired a number of new businesses or combined with existing entities to create new businesses, including NIC Commerce, NIC Conquest, NIC Technologies and IDT, which have strained our management resources. Any future expansion efforts could be expensive and put a strain on our management and other resources. We have increased, and plan to continue to increase, the scope of our operations at a rapid rate. Our headcount has grown and will continue to grow substantially. At December 31, 1998, we had a total of 95 employees, at December 31, 1999, we had a total of 185 employees, at December 31, 2000, we had a total of 362 employees, and at February 28, 2001, we had a total of 381 employees. In addition, we expect to hire a modest number of new employees in the near future. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

BECAUSE A MAJOR PORTION OF OUR CURRENT REVENUES IS GENERATED FROM A SMALL NUMBER
  OF USERS, THE LOSS OF ANY OF THESE USERS MAY HARM OUR BUSINESS AND FINANCIAL CONDITION

    A significant portion of our revenues are derived from data resellers' use of our electronic government portals to access motor vehicle records for sale to the automobile insurance industry. For the year ended December 31, 2000, one of these data resellers, ChoicePoint, accounted for approximately 34% of our revenues. Two other resellers accounted for an additional 8% of our revenues during the year ended December 31, 2000. It is possible that these users will develop alternative data sources or new business processes that would materially diminish their use of our portals. The loss of all or a substantial portion of business from any of these entities would harm our business and financial condition.

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

THE GROWTH IN OUR REVENUES MAY BE LIMITED BY THE NUMBER OF GOVERNMENTS THAT
  CHOOSE TO PROVIDE ELECTRONIC GOVERNMENT SERVICES AND TO ADOPT OUR BUSINESS MODEL AND BY THE FINITE NUMBER OF GOVERNMENTS WITH WHICH WE MAY CONTRACT FOR OUR ELECTRONIC GOVERNMENT SERVICES

    Although we have recently introduced new products and services through our NIC Commerce, NIC Conquest, SDR Technologies and IDT subsidiaries, and have recently been awarded contracts to provide eGovernment services under our traditional business model to several municipal/local governments, our revenues are generated principally from contracts with state governments to provide electronic government services on behalf of those governments to complete transactions and distribute public information electronically. The growth in our revenues largely depends on government entities adopting our public/private model. We cannot assure you that government entities will choose to provide electronic government services at all, or that they will not provide such services themselves without private assistance or adopting our public/private model.

    In addition, as there is a finite number of states remaining with which we can contract for our services, future increases in our revenues will depend on our ability to expand our business model to include multi-state cooperative organizations, local governments, federal agencies and international entities and to broaden our product and service offerings to diversify our revenue streams across our lines of business. We cannot assure you that we will succeed in expanding into new markets, broadening our product and service offerings, or that our services will be adaptable to those new markets.

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

OUR APPLICATION SERVICES DIVISION HAS INCURRED LOSSES UNDER ITS FIXED-FEE
  CONTRACTS IN THE PAST, AND OUR RESULTS OF OPERATIONS COULD BE HARMED IF THE COSTS THAT OUR RECENTLY CREATED NIC CONQUEST BUSINESS INCURS TO MEET CONTRACTUAL COMMITMENTS EXCEED OUR CURRENT ESTIMATES

    Our application services division developed and implemented back-office government software applications for a fixed development fee. In the fourth quarter of 1998, we determined that the balance of revenues remaining to be recognized under our existing application services division contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications. Estimated costs in excess of fixed contract prices of $1.3 million for completing these applications were expensed in the fourth quarter of 1998. We accrued additional anticipated losses of $1.1 million in 1999 and $1.4 million in the first quarter of 2000 based on revised estimates. Since we combined our application services division with Conquest Softworks, LLC in January 2000, we have expanded our applications to include back-end software applications and services for electronic filings and document management solutions for governments at a fixed fee. Our NIC Conquest business has assumed most of the contractual obligations of our application services division. It is possible that NIC Conquest's costs will similarly exceed revenues in the future, as a result of unforeseen difficulties in the creation of an application called for in a contract, unforeseen challenges in ensuring compatibility with existing systems, rising development and personnel costs or other reasons. If this occurs, our business, results of operations and financial condition could be harmed.

ENTRANCE OF POTENTIAL COMPETITORS INTO THE MARKETPLACE COULD HARM OUR ABILITY TO
  MAINTAIN OR IMPROVE OUR POSITION IN THE MARKET

    Many companies exist that provide one or more parts of the products and services we offer. In most cases, the principal substitute for our services is a government-designed and managed approach that integrates other vendors' technologies, products and services. Companies that have expertise in marketing and providing technical services to government entities have begun to compete with us by further developing their services and increasing their focus on this piece of their business and market shares. Examples of companies that may compete with us are the following:

    - large systems integrators, including American Management Systems, Sapient and SAIC;

    - traditional software applications developers, including Microsoft and Oracle;

    - traditional consulting firms, including IBM, KPMG, and Accenture (formerly Andersen Consulting);

    - providers of e-commerce applications, including Ariba, Commerce One, PurchasePro.com, Digital Commerce Corporation and Official Payments Corporation;

    - consumer-oriented government portal companies, including ezgov.com; and

    - Web service companies, including marchFirst and Verio.

    Many of our current and potential competitors are national or international in scope and may have greater resources than we do. These resources could enable our competitors to initiate severe price cuts or take other measures to gain market share. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than us, significantly greater name recognition and a larger installed base of customers. Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government clients. If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business and financial condition may be harmed.

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

IF WE FAIL TO COORDINATE OR EXPAND OUR OPERATIONAL PROCEDURES AND CONTROLS, WE
  MAY NOT EFFECTIVELY MANAGE OUR GROWTH

    Our growth rate may increase rapidly in response to the acceptance of our products and services under new or existing government contracts. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting and marketing staffs, and our business could be harmed. We intend to plan for the acceptance of new bids by a number of governmental entities so that we may be ready to begin operations as soon as possible after acceptance of a bid. Additionally, we plan to continue our expansion of eGovernment products and services into new local, state and federal markets. As part of this plan of growth, we must implement new operational procedures and controls to expand, train and manage our employees and to coordinate the operations of our various subsidiaries. If we cannot manage the growth of our government portals, staff, software installation and maintenance teams, offices and operations, our business may be harmed.

WE MAY BE UNABLE TO HIRE, INTEGRATE OR RETAIN QUALIFIED PERSONNEL

    The recent growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Some of our personnel are presently serving in more than one executive capacity. The loss of any of our executives could harm our business.

    In addition, we expect that we will need to hire additional personnel in all areas in 2001, including general managers for new operations in jurisdictions in which we obtain contracts. Competition for personnel in the Internet industry is intense. We may not be able to retain our current key employees or attract, integrate or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies and positioning of our government portals and other services. This training will require substantial resources and management attention.

TO BE SUCCESSFUL, WE MUST DEVELOP AND MARKET COMPREHENSIVE, EFFICIENT,
  COST-EFFECTIVE AND SECURE ELECTRONIC ACCESS TO PUBLIC INFORMATION AND NEW PRODUCTS AND SERVICES

    Our success depends in part upon our ability to attract a greater number of Internet users to access public information electronically by delivering a comprehensive composite of public information and an efficient, cost-effective and secure method of electronic access and transactions. Moreover, in order to increase revenues in the future, we must continue to develop products and services that businesses and citizens will find valuable, and there is no guarantee that we will be able to do so. If we are unable to develop products and services that allow us to attract, retain and expand our current user base, our revenues and future results of operations may be harmed. We cannot assure you that the products and services we offer will appeal to a sufficient number of Internet users to generate continued revenue growth. For example, we cannot assure you that the use of NIC Commerce, our online procurement software services, by local, state and federal governments will continue to grow. Our ability to attract Internet users to our government portals depends on several factors, including:

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

DEFICIENCIES IN OUR PERFORMANCE UNDER A GOVERNMENT CONTRACT COULD RESULT IN
  CONTRACT TERMINATION, REPUTATIONAL DAMAGE OR FINANCIAL PENALTIES

    Each government entity with which we contract for portal services has the authority to require an independent audit of our performance. The scope of audits could include inspections of income statements, balance sheets, fee structures, collections practices, service levels and our compliance with applicable laws, regulations and standards. We cannot assure you that a future audit will not find any material performance deficiencies that would result in an adjustment to our revenues and result in financial penalties. Moreover, the consequent negative publicity could harm our reputation among other governments with which we would like to contract. All of these factors could harm our business, results of operations and financial condition.

WE MAY NEED MORE WORKING CAPITAL TO EXPAND OUR BUSINESS

    We anticipate that our current resources will be sufficient to meet our present working capital and capital expenditure requirements for at least the next twelve months. However, we may need to raise additional capital before this period ends to further:

    - expand our services and products offerings;

    - acquire complementary businesses or technologies;

    - support our expansion into other states, cities, municipalities and federal agencies and internationally; and

    - respond to competitive pressures.

    Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new product and service offerings and potentially competing technological and market developments. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot assure you that such additional funding, if needed, will be available on terms acceptable to us, or at all. If adequate funds were not available on acceptable terms, our ability to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures would be significantly limited. This limitation could harm our business, results of operations and financial condition.

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

OUR SYSTEMS MAY FAIL OR LIMIT USER TRAFFIC, WHICH COULD HARM OUR BUSINESS,
  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Most of our communications hardware and computer hardware operations for delivering our electronic government services are located individually in each state or city where we provide those services. We cannot assure you that during the occurrence of fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events that the modem banks and direct dial-up connections we have to serve as back-up systems will not prevent damage to our systems or cause interruptions to our services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our government portals and could cause our clients to terminate agreements with us. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems.

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

ITEM 2. PROPERTIES

    Our principal administrative facility occupies a total of approximately 3,000 square feet of leased space at 12 Corporate Woods, 10975 Benson Street, Suite 390, Overland Park, Kansas 66210. All of our subsidiaries also lease their facilities. We believe our current facilities are adequate to meet our needs for the foreseeable future. We do not anticipate acquiring property or buildings in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. However, we are not currently subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Since July 15, 1999, the date of our initial public offering, our stock has traded on the Nasdaq National Market under the symbol "EGOV." The following table shows the range of high and low closing sales prices reported on the Nasdaq National Market for the periods indicated. On March 1, 2001, the closing price of our common stock was $3.03.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDED DECEMBER 31, 1999
Third Quarter (from July 15, 1999)..........................   $28.25     $12.81
Fourth Quarter..............................................   $39.63     $24.38

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDED DECEMBER 31, 2000
First Quarter...............................................   $67.88     $28.63
Second Quarter..............................................   $32.38     $ 9.75
Third Quarter...............................................   $17.75     $ 3.97
Fourth Quarter..............................................   $ 4.06     $ 1.19

    As of March 1, 2001, there were approximately 195 holders of record of shares of the Company's common stock.

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

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1996       1997       1998       1999       2000
                                                    --------   --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues....................................    $236      $  996    $ 8,148    $ 16,147   $ 26,971
Total cost of revenues............................      21           5      2,973       3,227      8,979
Gross profit......................................     215         991      5,175      12,920     17,992
Operating income (loss)...........................       8        (277)    (7,205)    (14,470)   (52,206)
Net income (loss).................................       8        (277)    (7,896)    (10,731)   (40,278)
Net income (loss) per share-basic and diluted.....    0.00       (0.01)     (0.21)      (0.23)     (0.74)

                                                                        DECEMBER 31,
                                                    ----------------------------------------------------
                                                      1996       1997       1998       1999       2000
                                                    --------   --------   --------   --------   --------
                                                                       (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.........................    $ --       $179     $ 1,311    $  9,527   $ 13,878
Marketable securities.............................      --         --          --      82,481     24,914
Total assets......................................     110        326      17,249     133,661    139,569
Bank lines of credit..............................      --         --       1,024          --         --
Long-term debt (includes current portion of notes
  payable/capital lease obligations)..............      --         30         745         458        217
Total shareholders' equity........................      95        188      10,912     128,089    130,938

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

    We are a provider of Internet-based, electronic government services that help governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. We enter into contracts with governments and on their behalf design, build and operate Internet-based portals. These portals consist of Web sites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver's license records or filing a form or report. Our unique business model allows us to reduce our government clients' financial and technology risks and obtain revenue by charging fees for electronic government services and remitting a portion to our government clients. Our clients benefit because they gain a centralized, customer-focused presence on the Internet, and businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments. We also provide Internet-based applications and services for government procurement through our NIC Commerce business. Focusing on Secretaries of State, our NIC Conquest business builds Uniform Commercial Code and corporation software applications and provides online services that facilitate electronic filing and document management for governments. NIC Technologies designs and develops online election and ethics filing systems for federal, state and local government agencies. IDT provides business-to-government reporting and filing software for the transportation industry.

    At December 31, 2000, we had signed contracts to provide Internet-based electronic government services for the state governments of Arkansas, Georgia, Hawaii, Idaho, Indiana, Iowa, Kansas, Maine, Montana, Nebraska, Tennessee, Utah and Virginia and the city-county governments of the City of Indianapolis and Marion County (IN), Dallas County (TX), the City of San Francisco (CA) and the City of Tampa (FL). We also serve as a subcontractor to Deloitte Consulting on the New City of Ottawa (Canada) portal. We typically enter into three to five year contracts with our government clients and manage operations through separate subsidiaries that operate as decentralized business units with a high degree of autonomy. Under these contracts, each local business unit helps its government client implement, develop, manage and enhance a single, comprehensive portal for conducting transactions and delivering information to businesses and citizens online, and we remit to the government a portion of the fee we obtain through use of the portal for information and transactions. In our government contracts with Georgia and Iowa, we provide consulting, development and management services for those government portals predominantly under a fixed-price model. Subscription-based and transaction-based fees charged for access to motor vehicle records and corporate filings accounted for over 49% and 66% of our revenues for the years ended December 31, 2000 and 1999. We believe that while these applications will continue to be important sources of revenues, their contributions as a percentage of our total revenues will decline as other sources grow.

    We charge for access to records on a per-record basis and, depending upon government policies, also on a fixed or sliding scale bulk basis. Our fees are set by negotiation with the government agencies that control the records and are typically approved by a government sanctioned oversight body. We recognize revenues from transactions (primarily information access fees and filing fees) on an accrual basis net of the transaction fee due to the government, and we bill end-user customers primarily on a monthly basis. We typically receive a majority of payments via electronic funds transfer and credit card within 20 days of billing and remit payment to governments within 60 days of the transaction. The costs that we pay state agencies for data access are accrued as accounts payable at the time revenue from the access of public information is recognized. We must remit a certain amount or percentage of these fees to government agencies regardless of whether we ultimately collects the fees. The pricing of these transactions vary by the type of transaction and by state. Costs of portal revenues consist primarily of telecommunications and data processing costs and payments to certain of our state government clients under revenue- and/or profit-sharing arrangements.

    Revenues from state portal business units are highly correlated to population, but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises and the government entity's development of policy and information technology infrastructure supporting electronic government.

BUSINESS ACQUISITIONS

    On September 15, 1999, we acquired the net assets of NIC Commerce (formerly eFed), a market leader in Internet-based procurement solutions for governments. NIC Commerce develops and manages online procurement software and services for federal and state government markets. Contracting with several state and federal agencies, NIC Commerce provides value-added applications to its government partners, as well as potential new entry points for NIC into other federal, state and local sectors. NIC Commerce, while traditionally deriving software licensing and maintenance revenues from several federal agencies, also has contracted to provide electronic procurement services under a transaction-based pricing model to five state/local government agencies. These contracts are expected to begin producing revenues in 2001.

    On January 12, 2000, we merged our application services division with Conquest Softworks, LLC. NIC Conquest, the newly formed entity, is a provider of software applications and services for electronic filings and document management solutions for governments. The combined entity holds contracts with state and local governments for Web-enabling the back-office systems and processes for business-to-government filings. Its products include: UCCDataNet State Imaging and Filing System, a comprehensive UCC office management system; uccfile.com Web Browser Interface, which allows Web access to filings; and County Suite Filing and Imaging Systems, which extends filing capabilities to land records and other filing types. Our NIC Conquest business derives the majority of its revenues from fixed-price application development contracts with governments and recognizes revenues on the percentage of completion method, primarily utilizing labor hours incurred to date as compared to the estimated total labor hours for each contract.

    On May 11, 2000, we acquired SDR Technologies, a provider of Internet-based applications for governments. SDR has been renamed NIC Technologies. NIC Technologies designs and develops online election and ethics filing systems for federal, state and local government agencies and also serves as our centralized development business that builds standardized revenue-generating applications that can be deployed across our state and local portals in a timely and effective manner. NIC Technologies derives the majority of its revenues from time and materials application development and maintenance contracts with governments and recognizes revenues as services are provided.

    On October 13, 2000, we acquired Intelligent Decision Technologies, Ltd., a provider of business-to-government reporting and filing software for the transportation industry. IDT has developed business-to-government applications that facilitate compliance with the Federal Highway Administration's Commercial Vehicle Information System Network. IDT currently has contracts to provide certain state governments with commercial vehicle electronic credentialing services that include registration, permitting, and tax filing software. Our multi-state filing portal for the trucking industry, which became operational in November 2000, will be integrated into IDT's operations, allowing us to leverage our eGovernment expertise on behalf of regulated industries such as transportation, which are required to file periodically with multiple government entities. IDT derives the majority of its revenues from cost-plus time and materials application development contracts with governments and recognizes revenues as services are provided.

    All business acquisitions in 1999 and 2000 were accounted for as purchases and the results of the acquired companies' operations have been included in our consolidated statements of operations from the respective dates of acquisition. For additional information relating to our business acquisitions, refer to note 4 in the notes to consolidated financial statements included in this Form 10-K.

STRATEGIC ALLIANCES AND INVESTMENTS

    On March 3, 2000, NIC Commerce entered into an operating agreement with Bank of America Corporation, through its subsidiary Bank of America, N.A. (USA), to create a limited liability company to offer state and local governments the first Web-based business-to-business procurement, payment and reconciliation service. By bundling NIC Commerce's software with Bank of America's government purchase cards, the new company will allow customers to place orders online through their preferred suppliers, request a quote from businesses for services, process transactions, initiate payments and reconcile accounts. Government agencies are also able to personalize their services to reflect preferred suppliers, contract requirements and other conditions through the browser-based catalog. The venture, called Banc of America Purchase Street, LLC, is the first web-based solution to integrate various shopping and payment functions for the public sector. Banc of America Purchase Street, LLC has recently contracted to provide electronic procurement services under transaction-based pricing models to two state/local government agencies: Houston-Galveston Area Council of Governments and the State of South Carolina. For additional information on our strategic business relationship with Bank of America, refer to note 7 in the notes to consolidated financial statements included in this Form 10-K.

    On August 25, 2000, we entered into a three-year agreement with America Online, Inc. to deliver state government information, services and applications through AOL's Government Guide. For additional information on our agreement with AOL, refer to note 8 in the notes to consolidated financial statements included in this Form 10-K.

    On August 28, 2000, we announced a strategic alliance with Deloitte Consulting to deliver new services and business models to accelerate the evolution toward next-generation eGovernment. NIC and Deloitte Consulting will deliver end-to-end eGovernment solutions that will help governments around the world operate more efficiently and be more responsive to citizen and business needs. The NIC-Deloitte Consulting alliance will leverage our expertise in establishing and operating enterprise-wide eGovernment portals and Deloitte Consulting's experience in eGovernment implementation, strategic planning, reengineering, change leadership, training, and integration solutions. Under the terms of this agreement, NIC and Deloitte Consulting will identify and provide new services, technologies and ventures to target cross-jurisdiction, vertical or specific solutions for government transactions. The companies will also identify cross-selling and co-marketing opportunities and will expand international market reach for transaction-funded government portals by creating offerings for the Americas, Europe and Asia Pacific, and other global regions. The companies will support both traditional fee-for-service projects and transaction-funded enterprise-wide business models. The alliance is non-exclusive.

    On March 23, 2000, we completed a $5 million cash investment in privately held E-Filing.com, Inc., a provider of online filing applications for legal services, giving us ownership of 21% of E-Filing.com at December 31, 2000. This strategic investment is expected to enable both E-Filing.com and NIC to expand access to judicial eGovernment applications nationwide.

    On March 24, 2000, we completed a $5.5 million cash investment in privately held Tidemark Computer Systems, Inc., a provider of eGovernment permit applications and related services for local government, giving us ownership of approximately 27% of Tidemark at December 31, 2000. This strategic investment is expected to allow Tidemark and NIC to help communities automate a variety of business processes through mobile and web-based applications. At December 31, 2000, we were closely monitoring our investment in Tidemark due to significant liquidity issues inasmuch as Tidemark's current liquid resources were sufficient to meet operating requirements only through the end of April 2001. At the end of 2000, Tidemark was in various stages of merger and acquisition discussions with several companies. We expected Tidemark would be successful in merging its operations with or being acquired by another company. Based on information received in the latter half of March 2001 from a company looking to acquire Tidemark, we determined that we would not be able to recover the entire carrying value of our investment. Accordingly, in the fourth quarter of 2000, we adjusted the carrying value of our investment to its estimated fair value resulting in a noncash impairment loss of approximately $2.1 million. In addition, we recorded a deferred tax asset valuation allowance of approximately $2.0 million to offset the deferred tax asset we had recognized relating to our investment in Tidemark.

    E-Filing.com and Tidemark are in the early stage of their operations and are incurring net losses. We regularly review the carrying value of these equity method investments and record impairment losses when events and circumstances indicate that such assets are impaired. To date, we have not recorded any such impairment losses on our investment in E-Filing.com. For additional information on our investments in E-Filing.com and Tidemark, refer to note 6 in the notes to consolidated financial statements included in this Form 10-K.

    In October 2000, we completed an initial $524,000 cash investment in e-Government Solutions Limited, or eGS, a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and our European subsidiary, NIC Europe, giving us ownership of 40% of eGS. The purpose eGS, based in London, England, is to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom. For additional information on the eGS joint venture, refer to note 6 in the notes to consolidated financial statements included in this Form 10-K.

OTHER RECENT DEVELOPMENTS

    On September 20, 2000, we announced that our third quarter operating results would likely fall short of the consensus analyst revenue and earnings estimates. Concurrent with this announcement, we announced the restructuring of two of our eGovernment product businesses, NIC Commerce and NIC Technologies, the reorganization of our management team and the consolidation of our marketing efforts. Our lower-than-expected third quarter operating results were mainly attributable to our NIC Commerce and NIC Technologies businesses, which were affected by industry-wide post Y2K delays in government decision-making and sales cycles during the first half of 2000. These businesses were the main sources of revenue shortfall versus expectations as a result of their management's ineffective forecasting and inadequate response to market signals that new business and revenues would be less than expectations. In addition, these businesses were the main source of EBITDA shortfall versus expectations as a result of expenditures for sustained development, marketing and product delivery efforts to support these operations whose revenue and gross profit impact did not materialize as expected during the quarter.

    Our response to the inadequate performance of our NIC Technologies and NIC Commerce businesses, both of which we have acquired since September 1999, was to initiate a change in leadership, while simultaneously adjusting operational processes and resources to more appropriately size these operations to visible demand and more efficiently align them with other eGovernment initiatives across NIC. Dan Houlihan, the former President of our largest state portal operation in Virginia, has assumed day-to-day management responsibility of NIC Technologies since July 2000 and is responsible for rebalancing the operation to better support the application development needs of NIC's growing local and state portal businesses and other growth initiatives across NIC. We announced the appointment of Chris Boehm as the new President of NIC Commerce effective November 1, 2000. Mr. Boehm joined NIC from Comptek Research, Inc., a leading supplier of advanced electronics and data communications systems to international government and industry clients, where he served as President of its software and technical services subsidiary. Mr. Boehm will be responsible for accelerating growth and expanding NIC's government eProcurement market share at the local, state, federal, and international levels.

    The restructuring involved employee reductions in our marketing division and at our NIC Commerce and NIC Technologies businesses. As a result, we incurred a pre-tax charge of approximately $638,000 in the third quarter relating to employee severance costs. Employee severance costs paid through December 31, 2000 totaled $358,000 with $280,000 accrued at December 31, 2000 for future payments. Cash requirements for the restructuring were funded from available resources. The employee severance costs relate to severance packages for 23 employees in marketing, product development and administration, 21 of which were terminated by December 31, 2000, with two additional terminations expected in the first quarter of 2001. The pre-tax savings from these reductions are expected to approximate $2.1 million annually.

MARCH 31, 1998 EXCHANGE OFFER

    On March 31, 1998, we exchanged our common stock for the common stock of five affiliated companies, in a transaction referred to as the Exchange Offer. Prior to the completion of the Exchange Offer, we were a holding company with no operations of our own. Our Exchange Offer consolidated five business units as operating subsidiaries under our holding company.

    Prior to April 1, 1998, our historical financial information reflects the results of our business unit formed to pursue new business opportunities, and not the results of our business units operating in Indiana, Kansas, Arkansas and Nebraska. For example, for the year ended December 31, 1998, revenues for all of our business units were $10.0 million, while the reported revenues of $8.1 million for the year ended December 31, 1998 represents 12 months of one of our business units and only nine months of the other four business units. Total expenses are likewise not comparable. Accordingly, we believe that the historical comparison of our results of operations for the year ended
December 31, 1999 against the year ended December 31, 1998 is not necessarily meaningful. For additional information on the Exchange Offer, refer to note 3 in the notes to consolidated financial statements included in this Form 10-K.

PRESENTATION OF REVENUES AND COST OF REVENUES

    In the fourth quarter of 2000, we began to recognize revenues for the access of public information net of the transaction fee due to the government. Previously, the Company presented such revenues on a gross basis and accrued the costs that it pays to government agencies for data access as cost of revenues. We also started to classify our revenues and cost of revenues into two categories: (1) portal and (2) software and services. The portal category includes revenues and cost of revenues of the Company's subsidiaries operating state and local government portals. The software and services category includes revenues and cost of revenues of the Company's Products segment, which includes the NIC Conquest, NIC Technologies and IDT subsidiaries, and the Company's Procurement segment, which includes the NIC Commerce subsidiary. All prior periods have been reclassified to present information on a comparable basis.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

    REVENUES. Total revenues increased 67% to $27.0 million for the year ended December 31, 2000 from $16.1 million for the year ended December 31, 1999. Portal revenues were $17.9 million for the year ended December 31, 2000, a 28% increase over $14.0 million for the year ended December 31, 1999. Of this 28% increase, 17% was attributable to revenues from our state portal business units that became operational after June 30, 1999 and 11% was from an increase in revenues relating to same state portal volumes (states open more than one year). Excluding state portal business units that became operational after June 30, 1999 and our state portal contracts in Georgia and Iowa, which we operate under a fixed-price model, same state portal transaction revenues for the year ended December 31, 2000 increased 17% over the year ended December 31, 1999 as a result of increased transaction volumes mainly from our Virginia and Indiana subsidiaries. Software and services revenues were $9.1 million for the year ended December 31, 2000, a 324% increase over $2.1 million for the year ended December 31, 1999. Of this 324% increase, 135% was attributable to NIC Conquest, which was formed in January 2000 through the merger of our application services division and Conquest Softworks, LLC, 96% was from NIC Commerce, which we acquired in September 1999, 78% was from NIC Technologies, which we acquired in May 2000, and 15% was from IDT, which we acquired in October 2000.

    Total revenues increased 98% to $16.1 million for the year ended
December 31, 1999 from $8.1 million for the year ended December 31, 1998. Portal revenues were $14.0 million for the year ended December 31, 1999, a 81% increase over $7.8 million for the year ended December 31, 1998. Of this 81% increase, 27% was attributable to revenues from our four initial business units included in reported revenues in the first quarter of 1999 compared to none reported in 1998 prior to the March 31, 1998 Exchange Offer, 44% was from our state business units that became operational during the second half of 1998 and third quarter of 1999 and 10% was from an increase in same state business volumes. With all business units included for the entire period, combined portal revenues were $9.5 million for the year ended December 31, 1998. Software and services revenues were $2.1 million for the year ended
December 31, 1999, a 438% increase over $0.4 million for the year ended
December 31, 1998. Of this 438% increase, 43% was attributable to increased revenues from our application services division (now NIC Conquest) and the remainder was from NIC Commerce, which we acquired in September 1999.

    GROSS PROFIT. Total gross profit increased 39% to $18.0 million for the year ended December 31, 2000 from $12.9 million for the year ended December 31, 1999. Portal gross profit reached $16.5 million for the year ended December 31, 2000, a 30% increase over $12.7 million for the year ended December 31, 1999. Of this 30% increase, 18% was attributable to gross profit from portal business units that became operational after June 30, 1999 and 12% was from an increase in gross profit relating to same state portal volumes. Excluding new state portal business units that became operational after June 30, 1999 and our state portal contracts in Georgia and Iowa, same state portal gross profit for the year ended December 31, 2000 increased 18% over the year ended December 31, 1999 as a result of increased transaction volumes mainly from our Virginia and Indiana subsidiaries. The portal gross profit rate was approximately 92% for the year ended December 31, 2000 compared to 91% for the year ended December 31, 1999. The same state portal gross profit rate for the year ended December 31, 2000 was approximately 90% compared to 89% for the year ended December 31, 1999.

    Total gross profit increased 150% to $12.9 million for the year ended December 31, 1999 from $5.2 million for the year ended December 31, 1998. Portal gross profit reached $12.7 million for the year ended December 31, 1999, an 81% increase over $7.0 million for the year ended December 31, 1998. Of this 81% increase, 26% was attributable to gross profit from our initial four business units, 48% was from new state business units that became operational in the second half of 1998 and third quarter of 1999 and 7% was from same state business unit growth. With all business units included for the entire period, combined portal gross profit was $6.7 million for the year ended December 31, 1998. The portal gross profit rate was approximately 91% for the years ended December 31, 1999 and 1998.

    Software and services gross profit was $1.5 million for the year ended December 31, 2000, $0.2 million for the year ended December 31, 1999, and
$(1.9 million) for the year ended December 31, 1998. The majority of the increase in 2000 was attributable to gross profit from our NIC Commerce, NIC Technologies and IDT businesses, all of which were acquired subsequent to the second quarter of 1999, and to an increase in gross profit from our NIC Conquest business (formerly our application services division), which was formed in January 2000. Cost of software and services revenues for the years ended December 31, 2000, 1999 and 1998 include charges of $1.4 million, $1.1 million and $1.3 million, respectively, for anticipated costs in excess of revenues to be recognized under certain of our application development contracts.

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

    SERVICE DEVELOPMENT AND OPERATIONS. Service development and operations expenses consist primarily of the employee expenses incurred to start up, operate and maintain our government portals as well as the expenses incurred to maintain the computer system and information technology infrastructure throughout our various businesses. Service development and operations expenses for the year ended December 31, 2000 were $10.3 million, a 156% increase over $4.0 million for the year ended December 31, 1999. Of this 156% increase, 28% was attributable to state and local portal business units that became operational after June 30, 1999, 16% was from an increase in same state portal expenses, 45% was from NIC Commerce, 20% was from NIC Technologies and 47% was from an increase in corporate level expenses. Excluding acquired businesses, new state and local portal business units that became operational after June 30, 1999 and corporate level expenses, same state portal service development and operations expenses increased 20% over the year ended
December 31, 1999 as a result of ongoing technology enhancements and service delivery investment in our state portal partnerships.

    Service development and operations expenses for the year ended December 31, 1999 were $4.0 million, a 144% increase over $1.6 million for the year ended December 31, 1998. Of this 144% increase, 35% was attributable to our four initial business units, 45% was from new state business units that became operational in the second half of 1998 and third quarter of 1999, 32% was from an increase in same state portal expenses, 22% was from NIC Commerce, 10% was from an increase in corporate level expenses.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the year ended December 31, 2000 were $30.1 million, a 227% increase over $9.2 million for the year ended December 31, 1999. In the second quarter of 2000, the Company incurred a one-time charge of approximately
$0.8 million relating to our withdrawn secondary stock offering as further discussed in note 14 to the notes to consolidated financial statements included in this Form 10-K. During the third quarter of 2000, the Company incurred a one-time charge of approximately $0.6 million for employee severance costs related to the corporate restructuring of our NIC Commerce and NIC Technologies divisions and the consolidation of our marketing efforts, as further discussed above and in note 20 to the notes to consolidated financial statements included in this Form 10-K. The Company also incurred a one-time non-cash charge of approximately $0.2 million in the third quarter of 2000 due to the adoption of a company-wide vacation policy that required the Company to recognize a liability for earned but unused employee vacation. Excluding these one-time charges, selling, general and administrative expenses for the year ended December 31, 2000 increased 209% over the year ended December 31, 1999. Of this 209% increase, 21% was attributable to new state and local portal business units that became operational after June 30, 1999, 53% was from NIC Commerce, 16% was from NIC Conquest, 15% was from NIC Technologies and 3% was from IDT. Additionally, 98% of the increase was from an increase in corporate level expenses as a result of becoming a public company in July 1999 and as a result of our overall growth and positioning for future growth, including strategic infrastructure investments in marketing, public relations, finance, technology and management personnel. Excluding acquired businesses, new state portal business units that became operational after June 30, 1999, corporate level expenses and one-time charges, same state portal selling, general and administrative expenses for the year ended December 31, 2000 decreased 3% from the year ended December 31, 1999 as a result of continuing overhead cost containment and efficiency efforts in our more mature state portals.

    Selling, general and administrative expenses for the year ended
December 31, 1999 were $9.2 million, a 117% increase over $4.2 million for the year ended December 31, 1998. Of this 117% increase, 16% was attributable to our four initial business units, 28% was from new state business units that became operational in the second half of 1998 and third quarter of 1999 and 19% was from NIC Commerce. Additionally, 53% of the increase was from corporate level expenses as a result of becoming a public company in July 1999 and as a result of our overall growth and positioning for future growth, including the addition of corporate level marketing, public relations, finance, technology and management personnel.

    STOCK COMPENSATION. Stock compensation for the year ended December 31, 2000 was $1.8 million and consisted primarily of amortization of deferred compensation expense related to common stock options granted to senior level executives and other key employees. Stock compensation increased to $3.2 million for the year ended December 31, 1999 from $0.6 million for the year ended December 31, 1998. This increase was due to compensation expense recognized on stock sales to senior level executives in the first half of 1999 and on stock options granted to senior level executives and other key employees in late 1998 and 1999. From February 1999 through May 1999, we sold approximately 370,000 shares of common stock to key employees and recognized approximately $1.6 million in compensation expense for the amount by which the fair value of common stock sold exceeded the amount paid. In addition, we recognized approximately $1.6 million in compensation expense for the year ended December 31, 1999 relating to stock options.

    DEPRECIATION AND AMORTIZATION. The increase in depreciation and amortization expense for the year ended December 31, 2000 was primarily due to intangible asset amortization resulting from our acquisitions of NIC Commerce in September 1999, SDR Technologies in May 2000, Conquest Softworks, LLC in
January 2000, IDT in October 2000, and the amortization of the fair value of fully vested warrants issued to AOL in August 2000 (refer to notes 4 and 8 in the notes to consolidated financial statements included in this Form 10-K). Depreciation expense increased by $1.3 million for the year ended December 31, 2000 as a result of additions to property and equipment throughout 2000 and the depreciation of fixed assets from our acquired businesses. These increases were partially offset by a decrease in intangible asset amortization resulting from our March 31, 1998 Exchange Offer. Certain intangible assets relating to that exchange offer became fully amortized in December 31, 1999, June 30, 2000 and August 31, 2000.

    Depreciation and amortization increased to $11.0 million for the year ended December 31, 1999 from $5.9 million for the year ended December 31, 1998. This increase is due to an additional quarter of intangible asset amortization in 1999 resulting from the Exchange Offer of $1.9 million and intangible asset amortization resulting from our acquisition of eFed on September 15, 1999 of $2.8 million. The remainder of the increase was attributable to additional depreciation expense as a result of additions to property and equipment throughout 1999.

    OPERATING LOSS. Operating loss for the year ended December 31, 2000 was $52.2 million compared to $14.5 million for the year ended December 31, 1999. Excluding non-cash charges for stock compensation, depreciation and amortization and the one-time charges in the second quarter of 2000 relating to the withdrawn common stock offering, the one-time charges in the third quarter of 2000 relating to our corporate restructuring and vacation liability, and the charges in 1999 and 2000 relating to the Company's application development contracts, operating loss would have been $19.4 million for the year ended December 31, 2000 compared to operating income of $0.8 million for the year ended
December 31, 1999.

    Earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, one-time charges and other non-cash charges related to stock compensation and our application development contracts ("EBITDA") was negative $19.4 million for the year ended December 31, 2000 compared to positive $0.8 million for the year ended December 31, 1999. EBITDA from our state and local portal segment decreased by approximately $0.2 million for the year ended December 31, 2000 primarily due to start up losses in our Hawaii, Idaho, Tennessee and San Francisco portals. Our Idaho and San Francisco portals began generating modest revenues during September 2000, while our Hawaii and Tennessee portals had not begun to generate revenues at December 31, 2000. We anticipate Hawaii and Tennessee will begin to generate more substantive revenues in the first and second quarters of 2001. Excluding the state and local portals that incurred start up losses in 2000, EBITDA from our portal operations increased by $2.2 million primarily as a result of a full twelve months of operating results from our New England and Utah portals, which began generating revenues in the third quarter of 1999, and increased same state portal transaction volumes, primarily from our Virginia and Indiana subsidiaries.

    For the year ended December 31, 2000, EBITDA from our eGovernment products segment, which consists primarily of our NIC Conquest and NIC Technologies subsidiaries, was negative $2.7 million compared to negative $0.2 million for the year ended December 31, 1999. The decrease in EBITDA in 2000 was primarily the result of payroll-related expenses for product development and product delivery efforts at NIC Technologies, which precipitated the third quarter 2000 restructuring as discussed above and in note 20 to notes to consolidated financial statements included in this Form 10-K. For the year ended
December 31, 2000, EBITDA from our NIC Commerce government procurement segment was negative $6.2 million compared to positive $0.3 million for the year ended December 31, 1999. The decrease in EBITDA in 2000 was due primarily to expenditures for business development, marketing and public relations, which also precipitated the third quarter 2000 restructuring at NIC Commerce.

    For the year ended December 31, 2000, corporate level expenses increased to $14.3 million from $3.4 million for the year ended December 31, 1999 as a result of our becoming a public company in July 1999 and strategic infrastructure investments as discussed above.

    Operating loss for the year ended December 31, 1999 was $14.5 million compared to $7.2 million for the year ended December 31, 1998. Excluding non-cash charges for stock compensation, depreciation and amortization, and the charges in 1999 and 1998 relating to the Company's application development contracts, operating income would have been $0.8 million for the year ended December 31, 1999 compared to $0.5 million for the year ended December 31, 1998. EBITDA was $0.8 million for the year ended December 31, 1999 compared to $0.5 million for the year ended December 31, 1998. Including our initial four business units for the first three months of 1998, pro forma operating income and EBITDA would have been $1.0 million for the year ended December 31, 1998.

    We do not expect to generate positive EBITDA until 2002 because of our continued investments in local portals, our AOL/Government Guide partnership and our new business plans for NIC Commerce and NIC Technologies, which has been positioned to provide the core technology and deployment base for our company-wide eGovernment growth initiatives. However, we expect EBITDA to improve on a sequential quarter-over-quarter basis throughout 2001.

    OTHER INCOME, NET. Other income, net, primarily reflects interest income earned on our cash and marketable securities portfolio. We have placed the proceeds from our July 20, 1999 initial public offering in short-term, investment-grade, interest-bearing marketable securities. Other income, net, for the year ended December 31, 1999 reflects less than six months of interest earned on these investments versus a full year of interest earned in 2000. We expect other income, net, to continue to fluctuate in relation to the average balance of our cash and marketable securities portfolio, which was approximately $38.8 million at December 31, 2000 compared to $92.0 million at December 31, 1999.

    EQUITY IN NET LOSS OF AFFILIATES. For the year ended December 31, 2000, equity in net loss of affiliates represents our share of losses of companies in which we have equity method investments that give us the ability to exercise significant influence, but not control, over the investees. In the first quarter of 2000, we invested in two private companies involved in the e-government services industry, Tidemark Computer Systems and E-Filing.com, primarily for strategic purposes. These companies are in the early stage of their operations and are incurring net losses. Therefore, we expect to continue to record losses on our equity-method investments in the foreseeable future. As noted above, in the fourth quarter of 2000, we incurred a noncash impairment loss of approximately $2.1 million relating to our investment in Tidemark.

    INCOME TAXES. We recognized an income tax benefit for the years ended December 31, 2000 and 1999. In 2000, the income tax benefit was less than the amount customarily expected because of expenses that are not deductible for tax purposes including amortization of goodwill from the Exchange Offer, the Conquest merger, the SDR acquisition, the IDT acquisition, and certain stock compensation costs. Also, in the fourth quarter of 2000, we provided a valuation allowance for the future tax benefit on the losses we recognized on our investment in Tidemark. In 1999, the income tax benefit was less than the amount customarily expected because of expenses that are not deductible for tax purposes including amortization of goodwill from the Exchange Offer and certain stock compensation costs. We recognized an income tax provision of $659,000 for the year ended December 31, 1998. This provision was attributable to a one-time $1.4 million provision for deferred taxes on our conversion to a C corporation and to goodwill amortization relating to the Exchange Offer and a portion of stock compensation being non-deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $24.5 million for the year ended December 31, 2000 compared to $2.3 million for the year ended December 31, 1999. The increase in cash used in operating activities is primarily attributable to additional cash needs (particularly attributable to NIC Commerce, acquired in September 1999, NIC Technologies, acquired in May 2000, and our Idaho, Hawaii, Tennessee and San Francisco portals, which became operational after November 1999) and corporate level expenses as a result of our overall growth and positioning for future growth, including planned strategic infrastructure investments in marketing, public relations, finance, technology and management personnel. As discussed in note 8 in the notes to consolidated financial statements included in this Form 10-K, NIC made an initial cash payment to AOL totaling $1.125 million in August 2000 and an additional payment of $375,000 in November 2000, of which $1.0 million is recorded as a prepaid expense in the consolidated balance sheet at December 31, 2000. We expect operating cash flow to be negative through at least the end of 2001 as a result of continued investment in our corporate infrastructure and growth strategies. However, we expect operating cash flow to improve throughout 2001, turning positive in 2002.

    Investing activities resulted in net cash generated of approximately
$30.6 million for the year ended December 31, 2000 reflecting $60.8 million in net maturities of our marketable securities portfolio used for funding operations and for purchases of property and equipment ($5.4 million), our business combination with Conquest Softworks, LLC ($4.6 million), strategic equity investments in Tidemark ($5.5 million) and E-Filing.com ($5.3 million), direct costs of the SDR acquisition ($4.2 million), our acquisition of IDT
($0.5 million), and our investment in eGS ($0.5 million). Investing activities for the year ended December 31, 2000 also reflect approximately $4.1 million in capitalized software development costs mainly from our NIC Commerce and NIC Conquest subsidiaries. Investing activities for the year ended December 31, 1999 resulted in net cash used of $97.5 million, reflecting the purchase of marketable securities with the net proceeds of our July 1999 initial public offering, the $15 million cash outlay for our September 1999 eFed acquisition, and $1.8 million for purchases of property and equipment.

    Net cash used in financing activities totaled $1.8 million for the year ended December 31, 2000, primarily reflecting $2.3 million to pay off bank lines of credit assumed in the SDR ($2.0 million) and IDT ($0.3 million) acquisitions, $1.1 million in proceeds from the exercise of employee stock options and issuances of common stock to employees, $0.2 million in payments to repurchase common stock and $0.2 million in payments under capital leases. Net cash provided by financing activities was $108.1 million for the year ended
December 31, 1999, reflecting the net proceeds received from our July 1999 initial public offering, a portion of which was used to pay down all amounts outstanding under our operating lines of credit. In addition, approximately
$0.7 million was received from employee stock purchase and stock option transactions.

    At December 31, 2000, the Company's total cash and marketable securities balance was $38.8 million compared to $92.0 million at December 31, 1999. We believe that our current liquid resources will be sufficient to meet our operating requirements and significant growth initiatives without the need of additional capital for at least the next twelve months and through the period when we expect to begin to generate positive operating cash flow in 2002. However, any projections of future cash flows are subject to substantial uncertainty. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or obtain a line of credit. The sale of additional equity securities could result in additional dilution to the Company's shareholders. From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses. Acquisitions or investments might impact the Company's liquidity requirements or cause the Company to sell additional equity securities or issue debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

DEFERRED TAX ASSETS

    At December 31, 2000, we have recorded net current and non-current deferred tax assets in accordance with Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes," totaling approximately $9.2 million. We estimate that we must generate at least $24.2 million of future taxable income to realize those deferred tax assets and have considered additional expected taxable losses prior to our projections of taxable income. To achieve a sufficient level of future taxable income, we intend to pursue our current strategy of adding new local, state and federal government clients, broadening and standardizing our product and service offerings, and increasing transactional revenues from our existing government portals and procurement and filing applications. Based on information currently known to management, we believe it is more likely than not that the Company will realize the deferred tax assets.

    The table below reconciles loss before income taxes for financial statement purposes with taxable loss for federal income tax purposes (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Loss before income taxes....................................  $(55,120)  $(12,147)  $(7,237)
Amortization of purchase accounting intangibles.............    23,798      9,828     5,681
Equity in net loss of affiliates............................     6,524         --        --
Capitalized software development costs......................    (4,070)        --        --
Disqualifying disposition of incentive stock options........    (3,050)        --        --
Stock compensation expense..................................     1,760      3,188       569
Provision for loss on application services contracts........       263     (1,023)    1,256
Depreciation................................................        36       (123)      (48)
Other.......................................................       459         (4)     (288)
                                                              --------   --------   -------
Taxable loss (2000 is an estimate)..........................  $(29,400)  $   (281)  $   (67)
                                                              ========   ========   =======

    Our federal income tax loss carryforward of approximately $29.4 million expires in 2020, and our state income tax loss carryforwards of approximately $31.9 million may be used over various periods ranging from 5 to 20 years. We anticipate that net temporary differences should reverse and become available as tax deductions as follows: during 2001, $0.1 million; 2002, $0.2 million; 2003, $0.7 million; 2004, $0.7 million; thereafter, $4.8 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    INVESTMENT RISK. In the first quarter of 2000, we invested in two private companies involved in the e-government services industry, Tidemark Computer Systems and E-Filing.com, primarily for strategic purposes. In the fourth quarter of 2000, we invested in a private joint venture, eGS, primarily to share in the risk of our international expansion and to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom. Such investments are accounted for under the equity method, as we have the ability to exercise significant influence, but not control, over the investees. Significant influence is generally defined as an ownership interest of the voting stock of an investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method is appropriate. We regularly review the carrying value of these equity method investments and would record impairment losses when events and circumstances indicate that such assets are impaired. As discussed above in Management's Discussion and Analysis of Financial Condition and Results of Operations, in the fourth quarter of 2000, we recorded a noncash impairment loss of approximately $2.1 million relating to our investment in Tidemark. To date, we have not recorded any such impairment losses for E-Filing.com or eGS.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     NATIONAL INFORMATION CONSORTIUM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  9,527,389   $ 13,878,483
  Marketable securities.....................................    82,480,760     24,914,405
  Trade accounts receivable.................................     6,009,925      7,595,879
  Deferred income taxes.....................................       157,663        195,430
  Prepaid expenses..........................................       278,868      2,051,015
  Other current assets......................................       614,044      1,954,090
                                                              ------------   ------------
    Total current assets....................................    99,068,649     50,589,302
Property and equipment, net.................................     2,998,376      7,596,078
Deferred income taxes.......................................       693,802      8,964,570
Other assets................................................       253,665        199,948
Investments in affiliates and joint ventures................            --      4,786,355
Intangible assets, net......................................    30,646,446     67,433,117
                                                              ------------   ------------
    Total assets............................................  $133,660,938   $139,569,370
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,804,996   $  4,329,743
  Accrued expenses..........................................       872,795      2,907,497
  Income taxes payable......................................        83,653        149,502
  Capital lease obligations--current portion................       189,931        194,509
  Notes payable--current portion............................        50,000             --
  Application services contracts............................       231,969        356,508
  Other current liabilities.................................       120,469        196,337
                                                              ------------   ------------
    Total current liabilities...............................     5,353,813      8,134,096
Capital lease obligation--long-term portion.................       218,164         22,125
                                                              ------------   ------------
    Total liabilities.......................................     5,571,977      8,156,221
                                                              ------------   ------------
Commitments and contingencies (Notes 4, 6, 8, 13, and 16)...            --             --
Minority interest...........................................            --        475,302
Shareholders' equity:
  Common stock, no par, 200,000,000 shares authorized
    53,165,370 and 56,038,571shares issued and
    outstanding.............................................            --             --
  Additional paid-in capital................................   149,035,928    194,822,925
  Accumulated deficit.......................................   (16,556,526)   (56,834,476)
  Accumulated other comprehensive income....................         1,731            967
                                                              ------------   ------------
                                                               132,481,133    137,989,416
  Less notes and stock subscriptions receivable.............       (30,000)       (15,000)
  Less vested warrants issued...............................            --     (4,222,220)
  Less deferred compensation expense........................    (4,362,172)    (2,814,349)
                                                              ------------   ------------
    Total shareholders' equity..............................   128,088,961    130,937,847
                                                              ------------   ------------
    Total liabilities and shareholders' equity..............  $133,660,938   $139,569,370
                                                              ============   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     NATIONAL INFORMATION CONSORTIUM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                          1998           1999           2000
                                                       -----------   ------------   ------------
Revenues:
  Portal revenues....................................  $ 7,751,592   $ 14,010,681   $ 17,908,908
  Software and services revenues.....................      396,811      2,136,438      9,062,368
                                                       -----------   ------------   ------------
    Total revenues...................................    8,148,403     16,147,119     26,971,276
                                                       -----------   ------------   ------------
Cost of revenues:
  Cost of portal revenues............................      715,375      1,292,948      1,397,361
  Cost of software and services revenues.............    2,257,919      1,933,990      7,581,923
                                                       -----------   ------------   ------------
    Total cost of revenues (exclusive of depreciation
      and amortization)..............................    2,973,294      3,226,938      8,979,284
                                                       -----------   ------------   ------------
Gross profit.........................................    5,175,109     12,920,181     17,991,992
                                                       -----------   ------------   ------------
Operating expenses:
  Service development and operations.................    1,646,895      4,021,182     10,303,380
  Selling, general and administrative................    4,241,780      9,212,837     30,145,506
  Stock compensation.................................      568,869      3,188,051      1,789,874
  Depreciation and amortization......................    5,922,396     10,968,482     27,959,636
                                                       -----------   ------------   ------------
    Total operating expenses.........................   12,379,940     27,390,552     70,198,396
                                                       -----------   ------------   ------------
Operating loss.......................................   (7,204,831)   (14,470,371)   (52,206,404)
                                                       -----------   ------------   ------------
Other income (expense):
  Interest expense...................................      (88,161)      (168,872)       (48,458)
  Other income, net..................................       55,839      2,492,460      3,659,689
  Equity in net loss of affiliates...................           --             --     (6,524,473)
                                                       -----------   ------------   ------------
    Total other income (expense).....................      (32,322)     2,323,588     (2,913,242)
                                                       -----------   ------------   ------------
Loss before income taxes and minority interest.......   (7,237,153)   (12,146,783)   (55,119,646)
Income tax expense (benefit).........................      658,813     (1,416,223)   (14,592,021)
                                                       -----------   ------------   ------------
Loss before minority interest........................   (7,895,966)   (10,730,560)   (40,527,625)
Minority interest....................................           --             --       (249,675)
                                                       -----------   ------------   ------------
Net loss.............................................  $(7,895,966)  $(10,730,560)  $(40,277,950)
                                                       ===========   ============   ============
Net loss per share:
  Basic and diluted..................................  $     (0.21)  $      (0.23)  $      (0.74)
                                                       ===========   ============   ============
Weighted average shares outstanding..................   37,242,423     47,278,461     54,795,280
                                                       ===========   ============   ============
Pro forma tax provision (unaudited)--Note 15:
  Net loss...........................................  $(7,895,966)
  Pro forma provision for income taxes...............   (1,516,894)
                                                       -----------
  Pro forma net loss.................................  $(6,379,072)
                                                       ===========
Pro forma basic and diluted loss per share...........  $     (0.17)
                                                       ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     NATIONAL INFORMATION CONSORTIUM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                              ACCUMULATED        NOTES
                                          COMMON STOCK          ADDITIONAL                       OTHER         AND STOCK
                                     -----------------------     PAID-IN      ACCUMULATED    COMPREHENSIVE   SUBSCRIPTIONS
                                       SHARES       AMOUNT       CAPITAL        DEFICIT         INCOME        RECEIVABLE
                                     ----------   ----------   ------------   ------------   -------------   -------------
BALANCE, JANUARY 1, 1998...........  22,288,209   $       --   $    627,435   $   (414,682)      $  --          $(25,000)
Common stock issued in exchange....  19,255,155           --     18,539,814             --          --                --
Net loss...........................          --           --             --     (7,895,966)         --                --
Distributions to shareholders......          --           --             --       (838,367)         --                --
Termination of Subchapter S
  election.........................          --           --     (3,323,049)     3,323,049          --                --
Issuance of common stock to
  employees........................     522,817           --        583,333             --          --                --
Stock options granted with exercise
  price less than fair market value
  at date of grant.................          --           --      3,124,113             --          --                --
Deferred compensation expense
  recognized.......................          --           --             --             --          --                --
Stock subscriptions received.......          --           --             --             --          --            25,000
                                     ----------   ----------   ------------   ------------       -----          --------
BALANCE, DECEMBER 31, 1998.........  42,066,181           --     19,551,646     (5,825,966)         --                --
Net loss...........................          --           --             --    (10,730,560)         --                --
Stock options granted with exercise
  price less than fair market value
  at date of grant.................          --           --      3,436,752             --          --                --
Stock options exercised............     122,954           --        177,018             --          --                --
Stock options cancelled............          --           --       (274,056)            --          --                --
Deferred compensation expense
  recognized.......................          --           --             --             --          --                --
Issuance of common stock to
  employees........................     370,235           --      2,198,950             --          --          (250,000)
Issuance of common stock from
  initial public offering, net of
  expenses.........................  10,000,000           --    109,439,618             --          --                --
Issuance of common stock to acquire
  business.........................     606,000           --     14,506,000             --          --                --
Stock subscriptions received.......          --           --             --             --          --           220,000
Unrealized holding gain on
  marketable securities............          --           --             --             --       1,731                --
                                     ----------   ----------   ------------   ------------       -----          --------
BALANCE, DECEMBER 31, 1999.........  53,165,370           --    149,035,928    (16,556,526)      1,731           (30,000)
Net loss...........................          --           --             --    (40,277,950)         --                --
Stock options granted with exercise
  price less than fair market value
  at date of grant.................          --           --        130,000             --          --                --
Stock options exercised............     421,524           --        953,238             --          --                --
Stock options cancelled............          --           --         (2,337)            --          --                --
Deferred compensation expense
  recognized.......................          --           --             --             --          --                --
Issuance of common stock to
  employees........................      11,792           --        141,579             --          --                --
Issuance of common stock to acquire
  business.........................   2,454,885           --     35,092,795             --          --                --
Issuance of common stock options to
  acquire business.................          --           --      3,703,912             --          --                --
Repurchase and retirement of common
  stock............................     (15,000)          --       (128,140)            --          --                --
Issuance of vested warrants........          --           --      4,750,000             --          --                --
Amortization of vested warrants....          --           --             --             --          --                --
Stock subscriptions received.......          --           --             --             --          --            15,000
Tax deductions relating to
  incentive stock options..........          --           --      1,145,950             --          --                --
Unrealized holding loss on
  marketable securities............          --           --             --             --        (764)               --
                                     ----------   ----------   ------------   ------------       -----          --------
BALANCE, DECEMBER 31, 2000.........  56,038,571   $       --   $194,822,925   $(56,834,476)      $ 967          $(15,000)
                                     ==========   ==========   ============   ============       =====          ========


                                       VESTED        DEFERRED
                                      WARRANTS     COMPENSATION
                                       ISSUED        EXPENSE         TOTAL
                                     -----------   ------------   ------------
BALANCE, JANUARY 1, 1998...........  $        --   $        --    $    187,753
Common stock issued in exchange....           --            --      18,539,814
Net loss...........................           --            --      (7,895,966)
Distributions to shareholders......           --            --        (838,367)
Termination of Subchapter S
  election.........................           --            --              --
Issuance of common stock to
  employees........................           --            --         583,333
Stock options granted with exercise
  price less than fair market value
  at date of grant.................           --    (2,855,390)        268,723
Deferred compensation expense
  recognized.......................           --        41,813          41,813
Stock subscriptions received.......           --            --          25,000
                                     -----------   -----------    ------------
BALANCE, DECEMBER 31, 1998.........           --    (2,813,577)     10,912,103
Net loss...........................           --            --     (10,730,560)
Stock options granted with exercise
  price less than fair market value
  at date of grant.................           --    (3,144,152)        292,600
Stock options exercised............           --            --         177,018
Stock options cancelled............           --       274,056              --
Deferred compensation expense
  recognized.......................           --     1,321,501       1,321,501
Issuance of common stock to
  employees........................           --            --       1,948,950
Issuance of common stock from
  initial public offering, net of
  expenses.........................           --            --     109,439,618
Issuance of common stock to acquire
  business.........................           --            --      14,506,000
Stock subscriptions received.......           --            --         220,000
Unrealized holding gain on
  marketable securities............           --            --           1,731
                                     -----------   -----------    ------------
BALANCE, DECEMBER 31, 1999.........           --    (4,362,172)    128,088,961
Net loss...........................           --            --     (40,277,950)
Stock options granted with exercise
  price less than fair market value
  at date of grant.................           --            --         130,000
Stock options exercised............           --            --         953,238
Stock options cancelled............           --         2,337              --
Deferred compensation expense
  recognized.......................           --     1,545,486       1,545,486
Issuance of common stock to
  employees........................           --            --         141,579
Issuance of common stock to acquire
  business.........................           --            --      35,092,795
Issuance of common stock options to
  acquire business.................           --            --       3,703,912
Repurchase and retirement of common
  stock............................           --            --        (128,140)
Issuance of vested warrants........   (4,750,000)           --              --
Amortization of vested warrants....      527,780            --         527,780
Stock subscriptions received.......           --            --          15,000
Tax deductions relating to
  incentive stock options..........           --            --       1,145,950
Unrealized holding loss on
  marketable securities............           --            --            (764)
                                     -----------   -----------    ------------
BALANCE, DECEMBER 31, 2000.........  $(4,222,220)  $(2,814,349)   $130,937,847
                                     ===========   ===========    ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     NATIONAL INFORMATION CONSORTIUM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1998           1999           2000
                                                              -----------   ------------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(7,895,966)  $(10,730,560)  $(40,277,950)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................    5,922,396     10,968,482     27,959,636
    Compensation expense recognized related to sale of
     common stock...........................................      258,333      1,573,950         41,588
    Compensation expense recognized related to stock
     options................................................      310,536      1,614,101      1,748,286
    (Gain) loss on disposals of property and equipment......      (12,639)          (312)        86,648
    Accretion of discount on marketable securities..........           --     (1,968,000)    (3,240,883)
    Application services contracts..........................    1,256,000     (1,024,031)       124,539
    Deferred income taxes...................................      590,113     (1,441,577)   (14,753,234)
    Deferred income tax benefit relating to incentive stock
     options................................................           --             --     (1,145,950)
    Minority interest.......................................           --             --       (249,675)
    Equity in net loss of affiliates........................           --             --      6,524,473
  Changes in operating assets and liabilities, net of
    effects of acquisitions:
    (Increase) in trade accounts receivable.................      (21,980)    (2,305,126)      (991,904)
    (Increase) decrease in prepaid expenses.................        3,335       (231,735)    (1,734,307)
    (Increase) in other current assets......................      (54,956)      (367,714)      (229,439)
    (Increase) decrease in other assets.....................       (8,103)      (223,269)        39,492
    Increase (decrease) in accounts payable.................     (184,889)     1,184,597        (74,522)
    Increase in income taxes payable........................       68,700         14,953         65,849
    Increase in accrued expenses............................       80,472        575,692      1,782,910
    Increase (decrease) in other current liabilities........       43,034         71,004       (190,837)
                                                              -----------   ------------   ------------
  Net cash provided by (used in) operating activities.......      354,386     (2,289,545)   (24,515,280)
                                                              -----------   ------------   ------------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (255,203)    (1,765,692)    (5,417,151)
  Proceeds from disposals of property and equipment.........       42,736         26,458         14,298
  Capitalized software development costs....................           --       (145,260)    (4,069,832)
  Capitalized patent and trademark costs....................           --             --       (106,477)
  Proceeds from notes receivable from shareholders..........       55,000             --             --
  Purchases of marketable securities........................           --   (186,406,450)  (267,876,755)
  Maturities of marketable securities.......................           --     88,607,000    328,683,223
  Sales of marketable securities............................           --     17,282,104             --
  Acquisition of businesses, net of cash acquired...........      764,908    (15,146,544)    (9,296,072)
  Investments in affiliates and joint ventures..............           --             --    (11,310,827)
                                                              -----------   ------------   ------------
  Net cash provided by (used in) investing activities.......      607,441    (97,548,384)    30,620,407
                                                              -----------   ------------   ------------

                     NATIONAL INFORMATION CONSORTIUM, INC.

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1998           1999           2000
                                                              -----------   ------------   ------------
Cash flows from financing activities:
  Net proceeds from initial public offering of common
    stock...................................................           --    109,439,618             --
  Proceeds from bank lines of credit........................    1,190,285      1,251,000             --
  Payments on bank lines of credit..........................     (270,084)    (2,274,592)    (2,385,815)
  Payments on notes and debentures payable..................     (160,072)      (842,778)       (50,000)
  Payments on capital lease obligations.....................     (101,533)      (237,217)      (197,097)
  Distributions to shareholders.............................     (588,367)            --             --
  Proceeds from issuance of common stock to employees.......       75,000        321,518        111,579
  Payments to repurchase common stock.......................           --             --       (200,938)
  Proceeds from exercise of employee stock options..........           --        177,018        953,238
  Proceeds from stock subscriptions receivable..............       25,000        220,000         15,000
                                                              -----------   ------------   ------------
  Net cash provided by (used in) financing activities.......      170,229    108,054,567     (1,754,033)
                                                              -----------   ------------   ------------
Net increase in cash and cash equivalents...................    1,132,056      8,216,638      4,351,094
Cash and cash equivalents, beginning of year................      178,695      1,310,751      9,527,389
                                                              -----------   ------------   ------------
Cash and cash equivalents, end of year......................  $ 1,310,751   $  9,527,389   $ 13,878,483
                                                              ===========   ============   ============
Other cash flow information:
  Interest paid.............................................  $    54,707   $    168,872   $     51,053
                                                              ===========   ============   ============
  Income taxes paid.........................................  $        --   $    117,000   $     85,323
                                                              ===========   ============   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     NATIONAL INFORMATION CONSORTIUM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION

    National Information Consortium, Inc. (the "Company" or "NIC") provides federal, state and local governments with a wide range of e-government products and services, including a broad range of software and applications. NIC helps governments use the Internet by building Web sites and applications that allow businesses and citizens to access government information and complete government-based transactions online. Certain of these applications allow governments to procure goods and services online. Some examples of applications include: professional license renewals, Internet tax filings, driver's license and motor vehicle record searches, automated UCC file searches, automobile registration renewals and online procurement software. The Company's primary business activity is to design, build and operate Internet-based portals on behalf of state and local governments desiring to provide access to government information and to complete government-based transactions online. Operating under multiple-year contracts (see Note 9), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company is responsible for funding up front investment and ongoing operational costs of the government portals. In addition, the Company enters into service contracts to provide consulting, development and management services to government portals in exchange for a negotiated fee. At
December 31, 2000, NIC had signed portal contracts with the states of Arkansas, Georgia, Hawaii, Idaho, Indiana, Iowa, Kansas, Maine, Montana, Nebraska, Tennessee, Utah and Virginia and the cities and/or municipalities of Indianapolis and Marion County (IN), Dallas County (TX), the City of San Francisco (CA) and the City of Tampa (FL).

    NIC was formed on December 18, 1997, for the sole purpose of effecting a common stock exchange offer (the "Exchange Offer") to combine under common ownership five separate affiliated entities under which the Company conducted its business operations. The five companies were National Information Consortium USA, Inc. ("NIC/USA"), Kansas Information Consortium, Inc. ("KIC"), Indiana Interactive, Inc. ("III"), Nebraska Interactive, Inc. ("NII") and Arkansas Information Consortium, Inc. ("AIC"). The Exchange Offer was consummated on March 31, 1998, and has been accounted for as a business combination. NIC/USA is the entity whose shareholders received the largest portion of the Company's common stock shares and was treated as the accounting acquirer with the purchase method of accounting being applied to the four other companies (see Note 3). The accompanying consolidated financial statements reflect the acquisitions on March 31, 1998, with the results of operations and cash flows subsequent to that date reflecting the results of all the companies, and prior to that date only the operations of NIC/USA.

    On September 15, 1999, NIC acquired the net assets of eFed, a provider of Internet-based procurement software and services for governments. eFed designs, develops and manages online procurement software and services for federal and state government markets. eFed has been renamed NIC Commerce and is wholly owned by NIC. On January 12, 2000, NIC merged its Application Services Division with Conquest Softworks, LLC ("Conquest"). Conquest is a provider of Uniform Commercial Code and corporation software applications and services that facilitate electronic filings and document management for governments. NIC owns approximately 71.5% of the common stock in the newly formed company, which is referred to as NIC Conquest. On May 11, 2000, NIC acquired SDR
Technologies, Inc. ("SDR"), a provider of Internet-based applications for governments. SDR designs and develops online election and ethics filing systems for federal, state and local government agencies and has also developed a number of Internet-based applications for tax filings, business filings, professional licensing, and automobile registrations. SDR has been renamed NIC Technologies and is

                     NATIONAL INFORMATION CONSORTIUM, INC.

1. THE COMPANY AND BASIS OF PRESENTATION (CONTINUED) wholly owned by NIC. On October 13, 2000, NIC acquired Intelligent Decision Technologies, Ltd. ("IDT"), a provider of business-to-government reporting and filing software for the transportation industry. IDT has developed business-to-government applications that facilitate compliance with the Federal Highway Administration's Commercial Vehicle Information System Network. IDT currently has contracts to provide certain state governments with commercial vehicle electronic credentialing services that include registration, permitting, and tax filing software. All business acquisitions in 1999 and 2000 were accounted for as purchases and the results of the acquired companies' operations have been included in the Company's consolidated statements of operations from the respective dates of acquisition (see Note 4).

    In July 2000, the Emerging Issues Task Force reached a final consensus on Issue 99-19 ("EITF 99-19"), "Recording Revenue Gross as a Principal versus Net as an Agent," which provides guidance as to the circumstances when a company should recognize revenue based on the gross amount billed to the customer or the net amount retained. The consensus was effective beginning in the fourth quarter of 2000. In March 2001, management re-evaluated its initial conclusions on EITF 99-19 and decided to present the Company's revenues from information access fees net of the portion paid to the government for all periods presented. Previously, the Company presented such revenues on a gross basis and accrued the costs that it pays to government agencies for data access as cost of revenues. The effect of this new presentation was to decrease total revenues by $20,475,253, $40,819,009 and $50,041,671 and decrease total cost of revenues by $20,475,253, $40,819,009 and $50,041,671 for the years ended December 31, 1998, 1999 and
2000, respectively. The new presentation had no impact on gross profit, operating loss, net loss or net loss per share. Segment and quarterly information for all periods presented reflects the new presentation.

    In the fourth quarter of 2000, the Company decided to reclassify certain information in its consolidated statements of operations. The Company has separated its revenues and cost of revenues into two categories (portal, software and services) for all periods presented. Previously, the Company presented only one category of revenues and one category of cost of revenues. The portal category includes revenues and cost of revenues of the Company's subsidiaries operating state and local government portals. The software and services category includes revenues and cost of revenues of the Company's Products segment, which includes the NIC Conquest, NIC Technologies and IDT subsidiaries, and the Company's Procurement segment, which includes the NIC Commerce subsidiary. Also, cost of revenues, service development and operations expenses, and selling, general and administrative expenses have been reclassified for all periods presented. The Company now reflects the costs incurred by NIC Conquest and IDT to meet customer contractual commitments as cost of revenues. Previously, these expenses were primarily included in service development and operations and, to a lesser extent, in selling, general and administrative expenses. The effect of these reclassifications was to increase total cost of revenues by $2,237,915, $1,855,112 and $4,133,020 and decrease service development and operations expenses by $2,237,915, $1,855,112 and $4,093,723 for the years ended December 31, 1998, 1999 and 2000, respectively. Selling, general and administrative expenses decreased by $39,297 for the year ended December 31, 2000. These reclassifications had no impact on total revenues, operating loss, net loss or net loss per share. Segment information for all periods presented reflects these new classifications.

                     NATIONAL INFORMATION CONSORTIUM, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements consolidate NIC/USA with its wholly owned subsidiaries for periods prior to the Exchange Offer and the Company together with all of its direct and indirect wholly owned and majority-owned subsidiaries, including NIC/USA, for periods subsequent to the Exchange Offer. All significant intercompany balances and transactions have been eliminated.

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

PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 8 years for furniture and fixtures, 3-10 years for equipment, 3-5 years for purchased software and the lesser of the term of the lease or 5 years for leasehold improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in results of operations for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

    The Company periodically evaluates the carrying value of property and equipment to be held and used when events and circumstances warrant such a review. The carrying value of property and equipment is considered impaired when the anticipated undiscounted cash flows from the asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. The Company has not recorded any provisions for possible impairment of property and equipment. There is considerable management judgement necessary to determine future cash flows, and accordingly, actual results could vary significantly from such estimates.

INVESTMENTS IN AFFILIATES AND JOINT VENTURES

    The Company holds certain investments in affiliates and joint ventures accounted for under the equity method. The Company uses the equity method to account for equity investments in affiliates and joint ventures when NIC management can exert significant influence, but not control, over the operations of the investee or joint venture. Significant influence is generally deemed to exist if the

                     NATIONAL INFORMATION CONSORTIUM, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company has an ownership interest in the voting stock of the investee or joint venture of between 20% and 50%, although other factors, such as representation on the Board of Directors, are considered in determining whether the equity method of accounting is appropriate. The Company regularly reviews the carrying value of these equity method investments and would record impairment losses when events and circumstances indicate that such assets are impaired.

INTANGIBLE ASSETS

    At each balance sheet date, the Company assesses the value of recorded goodwill and other intangible assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis. If the sum of the expected future cash flows on an undiscounted basis was less than the carrying amount of the intangible asset, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset exceeds its estimated fair value. The Company has not recorded any provisions for possible impairment of goodwill or intangible assets. For purposes of evaluating the intangible assets relating to the SDR acquisition, the Company utilizes the expected cash flows from its portal businesses and NIC Technologies as NIC Technologies is now integrated as the application development organization for the Company's portal businesses. For NIC Commerce, NIC Conquest and IDT, the Company utilizes the expected cash flows resulting solely from these businesses. There is considerable management judgement necessary to determine future cash flows, and accordingly, actual results could vary significantly from such estimates.

SOFTWARE DEVELOPMENT COSTS

    The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," primarily related to certain software development activities of NIC Commerce and NIC Conquest. Software development costs are amortized on a straight-line basis over the estimated economic life of the software, generally three years, commencing when each product is available for general release. Capitalized software development costs at December 31, 1999 totaled $145,260. No amortization expense was recognized in 1999, as such costs had not begun to be amortized. Capitalized software development costs, net of accumulated amortization, at December 31, 2000 totaled $3,160,511. Amortization expense recognized in 2000 totaled $149,654.

INTERNAL USE SOFTWARE

    The Company accounts for the costs of developing internal use computer software in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use and became effective January 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements. At December 31, 2000, total capitalized internal use software development costs, net of accumulated amortization, were $886,752. Amortization expense recognized in 2000 totaled $18,175.

    In May 2000, the Emerging Issues Task Force ("EITF") reached certain consensuses on Issue 00-2 ("EITF 00-2"), "Accounting for Website Development Costs," which establishes the accounting for the costs incurred to develop Internet web sites. The consensuses are effective for costs incurred in

                     NATIONAL INFORMATION CONSORTIUM, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) quarters beginning after June 30, 2000. The Company expenses as incurred all employee costs to start up, operate and maintain government portals as costs of performance under the contracts because, after the completion of a defined contract term, the government entities with which the Company contracts typically receive a perpetual, royalty-free license to the applications the Company developed. Such are included in service development and operations expense in the consolidated statements of operations. However, subsequent to the acquisition of SDR in May 2000, the Company began to centralize and standardize the development of revenue-generating Internet applications that could be deployed across the Company's portals and began capitalizing website application development costs pursuant to EITF 00-2. At December 31, 2000, capitalized development costs relating to these applications, net of accumulated amortization, totaled $580,041. Such costs are included as part of the total of internal use software development costs capitalized pursuant to SOP 98-1 noted above.

REVENUE RECOGNITION

    PORTAL REVENUES

    The Company recognizes revenue from providing electronic government portal services (primarily information access fees and filing fees) net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to state agencies for data access are accrued as accounts payable at the time services are provided. The Company must remit a certain amount or percentage of these fees to government agencies regardless of whether the Company ultimately collects the fees. Costs of portal revenues consist primarily of telecommunications and data processing costs and payments to certain of the Company's state government clients under revenue-and/or profit-sharing arrangements (see Note 9).

    Revenue from service contracts to provide consulting, development and management services to government portals is recognized as the services are provided at rates provided for in the contract.

    SOFTWARE AND SERVICES REVENUES

    The Company recognizes revenues from license agreements upon delivery and acceptance of the software application if there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable, and there is sufficient vendor-specific objective evidence to support allocating the total fee to all elements of these license arrangements. Where agreements provide for evaluation or customer acceptance, revenue is recognized upon the completion of the evaluation process and acceptance of the software by the customer.

    The Company recognizes revenues from professional services as the services are provided. If a transaction includes both license and service elements, the license fee is recognized on delivery and acceptance of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to additional acceptance criteria. In cases where license fee payments are contingent on the acceptance of services, recognition of revenues is deferred for both the license and the service elements until the acceptance criteria are met. Software maintenance revenues are recognized ratably over the term of the support contract, typically one year.

    NIC Conquest develops applications to automate certain government back-office processes and to facilitate electronic access to and filing of government information. NIC Conquest recognizes revenues

                     NATIONAL INFORMATION CONSORTIUM, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) from application development contracts on the percentage of completion method, primarily utilizing labor hours incurred to date as compared to the estimated total labor hours for each contract. Any anticipated losses on contracts are charged to operations as soon as they are determinable. In the fourth quarter of 1998, the Company determined that the balance of revenues remaining to be recognized under existing application development contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued $1,256,000 for the expected loss. The Company accrued an additional $1,125,000 of anticipated losses in 1999 based on revised estimates. Due to developments arising in late March 2000 relating to subcontractor performance and technical delivery issues, the Company determined that the balance of revenues remaining to be recognized under an application development contract with the Indiana Secretary of State was not expected to cover the Company's current estimate of costs to develop and implement the related application and accrued $1,350,000 for the expected loss. These losses are included in cost of software and services revenues in the consolidated statements of operations. At December 31, 2000, the accrual for all application development contracts held by the Company was approximately $357,000, which management believes is adequate. Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.

SERVICE DEVELOPMENT AND OPERATIONS COSTS

    Service development and operations costs consist primarily of the employee expenses incurred to start up, operate and maintain the Company's government portals as well as the expenses incurred to maintain the computer system and information technology infrastructure throughout the Company's various businesses.

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

    Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted laws and statutory tax rates applicable to the periods in which the differences are

                     NATIONAL INFORMATION CONSORTIUM, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

COMPREHENSIVE LOSS

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

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with high credit quality financial institutions. The Company is subject to concentrations of credit risk and interest rate risk related to its short-term marketable securities. The Company's credit risk is managed by limiting the amount of investments placed with any one issuer, investing primarily in debt instruments of the U.S. Government and its agencies and high quality corporate issues generally with maturities of less than one year. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral to secure accounts receivable. Due to the high credit worthiness of the Company's customers, consisting mainly of data resellers, insurance companies and governmental entities, the Company considers accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts has been recorded.

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

SEGMENT REPORTING

    The Company reports segment information in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS
No. 131 uses the "management" approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. SFAS No. 131 also requires disclosures about products and services, geographical areas and major customers (see Note 21).

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

                                       III          KIC          AIC          NII          TOTAL
                                    ----------   ----------   ----------   ----------   -----------
Fair market value at March 31,
  1998............................  $9,724,259   $4,023,785   $2,919,368   $1,872,401   $18,539,813
                                    ==========   ==========   ==========   ==========   ===========
Allocated to:
  Tangible net assets.............     464,766      311,159      304,529      108,897     1,189,351
  Contract intangibles............   1,911,321      433,611      447,994      672,387     3,465,313
  Goodwill........................   7,348,172    3,279,015    2,166,845    1,091,117    13,885,149
                                    ----------   ----------   ----------   ----------   -----------
                                    $9,724,259   $4,023,785   $2,919,368   $1,872,401   $18,539,813
                                    ==========   ==========   ==========   ==========   ===========
Government contract expiration
  date at the time of the Exchange
  Offer...........................     8/31/00     12/31/99      6/30/00      1/31/02

    As a result of rapid technological changes occurring in the Internet industry and the intense competition for qualified Internet professionals, recorded contract intangibles and goodwill are amortized on a straight-line basis over the life of the then existing contracts. At the time of the

                     NATIONAL INFORMATION CONSORTIUM, INC.

3. ACCOUNTING FOR THE EXCHANGE OFFER (CONTINUED)
Exchange Offer, the Company and each of the business units were S corporations. The Exchange Offer was tax free to the shareholders. The historical tax basis in the assets and liabilities carries over to the Company, and the amortization of the goodwill and contract intangibles is not deductible for income tax purposes.

4. BUSINESS ACQUISITIONS

EFED

    On September 15, 1999, NIC acquired the net assets of eFed, which has been renamed NIC Commerce. NIC Commerce designs, develops and manages online procurement software and services for federal and state markets. eFed was a division of privately held Reston, Virginia-based Electric Press, Inc. The acquisition was accounted for as a purchase and the results of NIC Commerce's operations are included in the Company's consolidated statements of operations from the date of acquisition. The total purchase price for the business was approximately $29.5 million. Total consideration included $15 million in cash from the proceeds of NIC's initial public offering and the issuance of 606,000 shares of unregistered common stock with a fair value of approximately
$14.5 million. The fair value of the common shares was determined based on the average closing market price of NIC's common stock three days before, the day of, and three days after the September 13, 1999 announcement date of the acquisition.

    Additional consideration is also payable through the end of calendar year 2003 if NIC Commerce's financial results exceed certain targeted levels, which have been set substantially above historical experience at the time of acquisition. On or before March 31, 2000 and annually thereafter to March 31, 2004, NIC will issue up to an additional 606,000 shares of common stock (or at the Company's option, the cash equivalent) if NIC Commerce achieves certain revenue targets. Consideration will be payable only if NIC Commerce's cumulative revenues exceed $10 million with the full amount due if cumulative revenues reach $200 million by the end of 2003. The amount of consideration due annually will be based on a percentage determined by dividing cumulative revenue to date by $200 million and subtracting any contingent consideration paid in a prior period. Similarly, NIC will issue a presently indeterminable number of additional shares of common stock if NIC Commerce's cumulative earnings before interest, income taxes, depreciation and amortization ("EBITDA") exceeds
$10 million up to a maximum of $110 million by the end of 2003. In this instance, the contingent consideration will only be paid in common stock and the number of potential shares will be determined by dividing $10 million by the average of the Company's closing common stock price for the five trading days immediately preceding the first EBITDA payment date. An EBITDA payment date will not occur unless NIC Commerce reaches $10 million in cumulative EBITDA in the measurement period. Such consideration, if payable, will be recorded as additional purchase price. No additional consideration is payable at December 31, 2000.

    Of the 606,000 shares of common stock issued to the shareholders of Electric Press to affect the acquisition, 515,100 shares were issued as restricted stock and 90,900 shares were delivered to an escrow account. The restricted stock is subject to cancellation in whole or in part if certain representations, warranties and obligations under the purchase agreement are not satisfied. Of the 515,100 restricted shares, 499,950 became unrestricted one year after the closing date and 15,150 will become unrestricted two years after the closing date. The 90,900 escrowed shares have been released from escrow, as certain existing government contracts listed in the purchase agreement were assigned to

                     NATIONAL INFORMATION CONSORTIUM, INC.

4. BUSINESS ACQUISITIONS (CONTINUED)
NIC or were replaced by alternative agreements to provide the same services to the same governmental agencies.

    The total purchase price of approximately $29.5 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the closing date. The fair value of net tangible assets acquired, consisting primarily of accounts receivable, property and equipment, accounts payable and other accrued expenses, totaled $816,000 and approximated historical carrying amounts. The sole identifiable intangible asset relates to NIC Commerce's Internet procurement software. This asset was valued at approximately $21.8 million based on the net present value of projected future net cash flows from licensing the software over its estimated three-year life discounted by 15%. The remainder of the cost was allocated to goodwill. The goodwill is being amortized on a straight-line basis over three years.

SDR TECHNOLOGIES

    On May 11, 2000, NIC acquired SDR, a California corporation and provider of Internet-based applications for governments. SDR designs and develops online election and ethics filing systems for federal, state and local government agencies and has also developed a number of Internet-based applications for tax filings, business filings, professional licensing, and automobile registrations. SDR has been renamed NIC Technologies. Pursuant to the Amended and Restated Agreement and Plan of Reorganization and Merger, dated May 5, 2000 (the "Merger Agreement"), each outstanding share of common stock of SDR and each outstanding share of preferred stock of SDR was converted into 0.59977 share of NIC common stock, and each outstanding option to purchase one share of SDR common stock was converted into an option to purchase 0.59977 share of NIC common stock. Based on the exchange ratio, NIC issued to SDR shareholders 1,912,097 shares of common stock and options to purchase 229,965 shares of NIC common stock as consideration. Ten percent of the total number of shares of NIC common stock issued pursuant to the Merger Agreement will be held in escrow as collateral for the indemnification obligations of the selling shareholders under the Merger Agreement. The shares of NIC common stock placed in escrow will be held and released in accordance with the terms and conditions of an indemnification escrow agreement. Subject to NIC's claims against escrow shares discussed below and to certain other limitations, one half of the escrow shares were to be delivered to SDR shareholders nine months after the date of closing and any remaining escrow shares will be delivered to the SDR shareholders 18 months after the date of closing. The acquisition was accounted for as a purchase, and the purchase price was approximately $39.7 million.

    The purchase price per share was determined to be $17.21, which was based on the average closing market price of NIC's common stock three days before, the day of, and three days after April 24, 2000, the date on which the parties to the Merger Agreement agreed to the 0.59977 exchange ratio. The fair value of the options issued was accounted for as a component of the total purchase price. The transaction was structured to be tax free to the SDR shareholders. The historical tax basis in the assets and liabilities has carried over to NIC, and the amortization of purchase accounting intangibles is not deductible for income tax purposes.

    Prior to the acquisition date, SDR issued two $1 million convertible promissory notes to NIC, dated January 28, 2000 and March 27, 2000, in exchange for $2 million in cash. On April 21, 2000, NIC elected to convert the promissory notes into 67,476 shares of SDR common stock, which were automatically cancelled and retired upon the closing of the acquisition. Pursuant to the Merger

                     NATIONAL INFORMATION CONSORTIUM, INC.

4. BUSINESS ACQUISITIONS (CONTINUED)
Agreement, the principal amount of the January 28, 2000 promissory note, plus interest thereon, was to be deducted from the NIC shares held in escrow. The number of shares to be deducted from escrow relating to the January 28, 2000 note was to be based on the market price of NIC common stock when the escrow shares were released to NIC. NIC and the former SDR shareholders agreed to use the August 10, 2000 closing price of NIC common stock of $7.8125 per share to determine the number of shares to be deducted from escrow. The August 10, 2000 date was based on the date the former SDR shareholders received NIC's July 14, 2000 notice of claim against these escrow shares. As a result, NIC received 130,981 shares as indemnification for the January 28, 2000 promissory note. The principal amount of the January 28, 2000 promissory note was accounted for as a current receivable until NIC received the escrow shares, at which time the receivable and a corresponding amount of additional paid-in capital was reversed. At December 31, 2000, 54,229 shares of NIC common stock remained in escrow. The principal amount of the March 27, 2000 promissory note was accounted for as additional purchase price and was not deducted from the escrow shares. Additionally, 10,000 SDR common shares (representing 5,998 NIC common shares) issued on May 11, 2000 upon conversion of an SDR convertible promissory were deducted from the NIC shares in escrow. The total purchase price was reduced by $103,225, the fair value of the 5,998 NIC common shares to be deducted from escrow. Accordingly, the number of NIC issued and outstanding shares as of the closing date of the acquisition was reduced by 5,998 shares.

    Below is a table of the purchase price, purchase price allocation and annual amortization of the intangible assets acquired:

PURCHASE PRICE:
  Fair value of common stock issued.........................  $32,898,312
  Fair value of common stock options issued.................    3,703,912
  Direct acquisition costs..................................    2,176,072
  Fair value of March 27, 2000 promissory note..............    1,000,000
  Fair value of common stock to be deducted from escrow.....     (103,225)
                                                              -----------
                                                              $39,675,071
                                                              ===========

                     NATIONAL INFORMATION CONSORTIUM, INC.

4. BUSINESS ACQUISITIONS (CONTINUED)

                                                                                       ANNUALIZED
                                                                      AMORTIZATION   AMORTIZATION OF
                                                                         PERIOD        INTANGIBLES
                                                                      ------------   ---------------
PURCHASE PRICE ALLOCATION:
  Fair value of net tangible assets at May 11, 2000...  $(1,743,857)
  Deferred tax liability..............................   (7,585,000)
  ACQUIRED INTANGIBLE ASSETS:
  Assembled domestic workforce........................    1,100,000     2 years        $   550,000
  Foreign workforce agreement.........................    8,800,000     5 years          1,760,000
  Product technology..................................    8,200,000     3 years          2,733,333
  Customer contracts..................................      400,000     2 years            200,000
  Goodwill............................................   30,503,928     3 years         10,167,976
                                                        -----------                    -----------
                                                        $39,675,071                    $15,411,309
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

CONQUEST SOFTWORKS

    On January 12, 2000, NIC merged its application services division with Conquest Softworks, LLC ("Conquest"). Conquest, based in Durango, Colorado, is a provider of Uniform Commercial Code and corporation software applications and services that facilitate electronic filings and document management for governments. NIC paid $6.5 million in cash and contributed the net assets of its application services division for a 65% ownership in the new company, which has been renamed NIC Conquest. The merger has been accounted for as a purchase and the results of NIC Conquest's operations are included in the Company's consolidated statements of operations from the date of acquisition. Conquest's 1999 results of operations as a stand-alone business were not material in relation to the consolidated financial statements of NIC.

    The total purchase price of approximately $7.0 million was allocated to NIC's share of tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the closing date. The fair value of net tangible assets acquired, consisting primarily of cash, accounts receivable, and property and equipment, totaled approximately
$1.7 million and approximated historical carrying amounts. The sole identifiable intangible asset relates to Conquest's Uniform Commercial Code web browser software application. This asset was valued at approximately $2.7 million based on the net present value of projected future net cash flows from the application over its estimated three-year life discounted by 15%. The remainder of the purchase price was allocated to goodwill. The goodwill is being amortized on a straight-line basis over three years.

    At any time after January 12, 2001 or upon a change in control of NIC (defined as a change in beneficial ownership of 40% or more of the issued and outstanding voting securities of NIC, excluding

                     NATIONAL INFORMATION CONSORTIUM, INC.

4. BUSINESS ACQUISITIONS (CONTINUED)
any public offering of equity securities of NIC), each of the non-NIC shareholders shall have the right to put to NIC all, but not less than all, of their shares at a price equal to a put exercise price per share. The put exercise price per share will be a dollar amount determined as follows: (i) if a non-NIC shareholder put is exercised after January 12, 2001 but not upon the occurrence of a change in control of NIC, the put exercise price per share will be a dollar amount equal to the quotient obtained by dividing (A) the product of seven times NIC Conquest's EBITDA (defined as earnings before income taxes, depreciation and amortization) for the immediately preceding twelve months by
(B) the total number of NIC Conquest shares issued and outstanding on the put exercise date; or (ii) if a non-NIC shareholder put is exercised after January 12, 2002 and upon the occurrence of a change in control of NIC, the put exercise price per share will be a dollar amount equal to the quotient obtained by dividing (A) the product of twelve times NIC Conquest's EBITDA for the immediately preceding twelve months by (B) the total number of NIC Conquest shares issued and outstanding on the put exercise date; or (iii) if a non-NIC shareholder put is before January 12, 2002 and upon the occurrence of a change in control of NIC, the put exercise price will be a dollar amount equal to the greater of the amount determined under the formula provided in (ii) above or the quotient obtained by dividing the sum of $30,000,000 by the total number of NIC Conquest shares issued and outstanding on the put exercise date.

    In addition, NIC Conquest may not remove any non-NIC member from the board of directors, authorize or issue any new equity shares senior to the common shares currently issued, amend its articles of incorporation to alter the rights, preferences or privileges of the shares held by non-NIC shareholders disproportionate to the shares held by NIC, increase the authorized number of members of the board of directors, effect a change in control in NIC Conquest (defined as 1) the filing of a registration statement with the SEC for the purposes of registering shares under the Securities Act of 1933; 2) approval by the board of directors of planning to make a public offering, to merge or to be acquired; or 3) the receipt of any bona fide proposal or inquiry regarding the merger or acquisition of the company or substantially all of its assets), or sell, spin-off or otherwise distribute any business or subsidiary of the company on a basis other than pro rata to all the shareholders without the vote or written consent of at least one of the board members representing the minority shareholders.

    On May 1, 2000, NIC acquired an additional 6.5% ownership interest in NIC Conquest from NIC Conquest's chief executive officer in exchange for 158,941 unregistered shares of NIC common stock, giving NIC ownership of 71.5% of NIC Conquest. The exchange ratio was determined based on the closing market price of NIC's common stock on the last trading day preceding the May 1, 2000 exchange agreement. The NIC shares issued were delivered to an escrow account and will be released from escrow in equal annual installments over a three-year period, beginning one year from the date of the exchange agreement. The fair market value of the NIC shares issued in the exchange was approximately $2 million and was allocated to NIC's 6.5% share of tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on date of the share exchange. The fair value of net tangible assets acquired, consisting primarily of cash, accounts receivable, and property and equipment, totaled approximately $0.2 million and approximated historical carrying amounts. The remainder of the purchase price was allocated to goodwill, which will be amortized on a straight-line basis over three years.

                     NATIONAL INFORMATION CONSORTIUM, INC.

4. BUSINESS ACQUISITIONS (CONTINUED)
INTELLIGENT DECISION TECHNOLOGIES

    On October 13, 2000, NIC acquired Longmont, Colorado-based Intelligent Decision Technologies, Ltd. ("IDT"), a provider of business-to-government reporting and filing software for the transportation industry. IDT has developed business-to-government applications that facilitate compliance with the Federal Highway Administration's Commercial Vehicle Information System Network. IDT currently has contracts to provide the state governments in California, Maryland, Minnesota, and Kentucky with commercial vehicle electronic credentialing services that include registration, permitting, and tax filing software. The acquisition was accounted for as a purchase. The purchase price for the business was approximately $2.0 million, consisting of $0.5 million in cash and the issuance of 520,826 shares of unregistered NIC common stock. Pursuant to the Agreement and Plan of Merger dated September 8, 2000 (the "Merger Agreement"), fifty percent of the total number of shares of NIC common stock issued will be held in escrow as collateral for the indemnification obligations of the selling shareholders under the Merger Agreement. The shares of NIC common stock placed in escrow will be held and released subject to the terms and conditions of an escrow agreement, whereby 60 percent of the escrow shares will be delivered to the IDT shareholders one year after the date of closing, and the remaining escrow shares will be delivered to the IDT shareholders two years after the date of closing.

    Up to 520,826 shares of NIC common stock are payable as additional consideration depending on the earnings performance of IDT through the end of calendar year 2003. Consideration will be payable only if IDT's cumulative earnings before interest, income taxes, depreciation and amortization ("EBITDA") reach $275,000, with the full amount due if cumulative EBITDA reaches $700,000 by the end of 2003. At April 1, 2001 or on the first business day of any quarter thereafter until December 31, 2003 in which IDT's cumulative EBITDA equals $275,000, NIC will be required to issue 208,333 shares (the "Initial EBITDA Payment"). The number of shares to be issued each quarter after the Initial EBITDA Payment until December 31, 2003 will be based on a percentage determined by dividing, by $700,000, the difference between cumulative EBITDA to date and the initial EBITDA amount with respect to which the Initial EBITDA Payment was made. Such consideration, if payable, will be recorded as additional purchase price.

    The fair value of the NIC common stock was determined based on the average closing market price of NIC's common stock three days before, the day of, and three days after the October 13, 2000 closing date, which was the date final terms were agreed to. The purchase price of approximately $2.0 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The fair value of net tangible assets acquired, consisting primarily of accounts receivable, property and equipment, accounts payable and other accrued expenses, and a short-term line of credit, totaled $(118,663) and approximated historical carrying amounts. The remainder of the purchase price was allocated to goodwill (approximately
$2.1 million). The goodwill is being amortized on a straight-line basis over three years. The transaction was structured to be tax free to the IDT shareholders, and the amortization of the goodwill arising from the application of purchase accounting is not deductible for income tax purposes. IDT's 1999 and 2000 results of operations as a stand-alone business were not material in relation to the consolidated financial statements of NIC.

                     NATIONAL INFORMATION CONSORTIUM, INC.

4. BUSINESS ACQUISITIONS (CONTINUED)
RESTRUCTURING CHARGE

    On September 20, 2000, the Company announced the restructuring of its eGovernment applications and services businesses to more appropriately size these operations to visible demand and more efficiently align them with other eGovernment initiatives across NIC. The restructuring involved employee reductions in its marketing division and at its NIC Commerce and NIC Technologies divisions. As a result, NIC incurred a pre-tax charge of approximately $638,000 in the third quarter of 2000 relating to employee severance costs. For additional information on the restructuring charge, refer to note 20.

5. ACQUISITION PRO FORMA INFORMATION (UNAUDITED)

    The following unaudited pro forma consolidated amounts for the year ended December 31, 1999 give effect to the acquisitions of eFed and SDR as if they had occurred on January 1, 1999, using the amortization of goodwill and intangibles the Company has recorded for periods subsequent to completing the acquisitions. The following unaudited pro forma consolidated amounts for the year ended December 31, 2000 give effect to the acquisition of SDR as if the acquisition had occurred on January 1, 2000. The results of operations for Conquest and IDT in 1999 and 2000 as stand-alone businesses were not material in relation to the consolidated financial statements of NIC.

                                                     YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                       1999           2000
                                                   ------------   ------------
Revenues.........................................  $ 21,121,864   $ 27,727,256
Operating loss...................................   (37,297,670)   (59,962,810)
Net loss.........................................   (28,703,704)   (46,498,798)
Basic and diluted loss per share.................  $      (0.57)  $      (0.84)
Weighted average shares outstanding..............    50,210,448     55,398,070

6. INVESTMENTS IN AFFILIATES AND JOINT VENTURES

    On March 23, 2000, NIC completed a $5 million cash investment in E-Filing.com, Inc. ("E-Filing.com"), a provider of online filing applications for legal services, giving NIC ownership of 21% of E-Filing.com, a non-pubic company, through 2,433,800 shares of Series A voting Preferred Stock. The investment has been accounted for under the equity method. The difference between the amount of NIC's investment (approximately $5.3 million) and underlying equity (approximately $1.4 million) in E-Filing.com has been allocated to goodwill and is being amortized over 2 years. At December 31, 2000, the carrying value of the Company's investment in E-Filing.com totaled $3,686,155.

    On March 24, 2000, NIC completed a $5.5 million cash investment in Tidemark Computer Systems, Inc. ("Tidemark"), a provider of online permit applications for local government, giving NIC ownership of approximately 27% of Tidemark, a non-public company, through 4,530,396 shares of Series B voting Preferred Stock. The investment has been accounted for under the equity method. The difference between the amount of NIC's investment ($5.5 million) and underlying equity (approximately $2.3 million) in Tidemark was allocated to goodwill and was being amortized over 2 years. At December 31, 2000, NIC was closely monitoring its investment in Tidemark due to significant liquidity issues inasmuch as Tidemark's current liquid resources were sufficient to meet operating requirements only through the end of April 2001. At the end of 2000, Tidemark was in various stages of merger and

                     NATIONAL INFORMATION CONSORTIUM, INC.

6. INVESTMENTS IN AFFILIATES AND JOINT VENTURES (CONTINUED) acquisition discussions with several companies. NIC expected Tidemark would be successful in merging its operations with or being acquired by another company. Based on information received in the latter half of March 2001 from a company looking to acquire Tidemark, NIC determined that it would not be able to recover the entire carrying value of its investment. Accordingly, in the fourth quarter of 2000, NIC adjusted the carrying value of its investment, primarily relating to goodwill, to its estimated fair value resulting in a noncash impairment loss of approximately $2.1 million. The estimated fair value of Tidemark was based on NIC's underlying equity in Tidemark's net book value at December 31, 2000. The yearly amortization of such goodwill was approximately $1.6 million. The impairment loss is included in Equity in net loss of affiliates in the consolidated statement of operations. In addition, NIC recorded a deferred tax asset valuation allowance of approximately $2.0 million to offset the deferred tax asset the Company had recognized relating to its investment in Tidemark (see
Note 15). At December 31, 2000, the adjusted carrying value of the Company's investment in Tidemark was $575,851.

    E-Filing.com and Tidemark are in the early stage of their operations and are incurring net losses. The Company regularly reviews the carrying value of these equity method investments and records impairment losses when events and circumstances indicate that such assets are impaired. To date, the Company has not recorded any such impairment losses on its investment in E-Filing.com.

    In October 2000, NIC made an initial $524,000 cash investment in e-Government Solutions Limited ("eGS"), a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and NIC European Business Limited ("NIC Europe"), a European subsidiary of NIC, giving NIC ownership of 40% of the ordinary shares of eGS. The purpose of the eGS joint venture, based in London, England, is to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom. As capital needs arise, NIC Europe will be required to make approximately $1.6 million in additional cash capital contributions to eGS in three installments of $524,000 beginning as early as three months, six months and nine months after the date of NIC's initial cash contribution. The investment in eGS will be accounted for under the equity method. eGS is in the early stages of its operations and incurred an insignificant amount of expenses in the fourth quarter of 2000.

7. FORMATION OF LIMITED LIABILITY COMPANY WITH BANK OF AMERICA

    On March 3, 2000, NIC Commerce created a jointly owned limited liability company with Bank of America Corporation, through its subsidiary Bank of America, N.A. (USA), to offer state and local governments a Web-based business-to-business procurement, payment and reconciliation service. The two companies will share the revenue that the limited liability company will generate from transaction fees, sales rebates from suppliers to governments, and promotional consideration from suppliers to governments. NIC Commerce will primarily be responsible for providing the electronic purchasing platform based on the NIC Commerce software, end user interface customization, hardware and software support and maintenance services to Bank of America and state and municipal clients, and other technical services in support of the business endeavors of the limited liability company. The limited liability company, called Banc of America Purchase Street, LLC, has recently contracted to provide electronic procurement services under transaction-based pricing models to two state/local government agencies, Houston-Galveston Area Council of Governments (H-GAC) and the State of South Carolina. These procurement portals are expected to become operational during 2001.

                     NATIONAL INFORMATION CONSORTIUM, INC.

7. FORMATION OF LIMITED LIABILITY COMPANY WITH BANK OF AMERICA (CONTINUED)
    Bank of America will have the opportunity to become a strategic investor in NIC upon the achievement of certain revenue performance criteria by the new company. Warrants to purchase NIC common stock of 420,000 up to 1,400,000 shares will become exercisable upon achieving certain cumulative revenue targets by December 31, 2004. These warrants are priced in two equally sized series at $34.44 and $44.77 per share. Once exercisable, Bank of America will have the longer of December 31, 2005, or twenty-four months to execute the warrants on the shares.

8. INTERACTIVE SERVICES AGREEMENT WITH AMERICA ONLINE

    On August 25, 2000 (the "Effective Date"), NIC entered into a three-year Interactive Services Agreement (the "Agreement") with America Online, Inc. ("AOL") to deliver state government information, services and applications through AOL's State Government Guide. NIC will pay a $4.5 million cash carriage fee to AOL over the initial three-year term (the "Term"). NIC made an initial cash payment to AOL totaling $1.125 million on August 25, 2000, and must pay AOL $375,000 every three months for the next 27 months subsequent to the Effective Date. As an additional component of the carriage fee, NIC has also issued to AOL fully-vested common stock warrants representing the right to immediately purchase 624,653 shares of NIC common stock at an exercise price of $6.71875 per share. The warrants expire five years from the date of the Agreement. The exercise price per share was calculated based on the average closing price of NIC common stock for the four trading days prior to the August 28, 2000 announcement date of the Agreement. The fair value of the warrants issued to AOL was determined to be approximately $4.75 million on August 25, 2000, using the Black-Scholes option-pricing model. NIC will recognize the cash portion of the carriage fee on a straight-line basis over the Term as selling, general and administrative expense in the consolidated statement of operations. NIC will recognize the fair value of the fully vested warrants on a straight-line basis over the Term as amortization expense in the consolidated statement of operations. At December 31, 2000, NIC has recorded the unamortized fair value of the fully vested warrants as a contra-equity account in the consolidated balance sheet.

    Under the terms of the Agreement, NIC has granted to AOL a royalty-free, non-exclusive, worldwide license to use the applications developed by NIC (the "Customized Programming and Licensed Content"). In addition, NIC will fund the initial investment and ongoing operational costs to build, operate and maintain the Customized Programming and Licensed Content. NIC will share with AOL a portion of all transaction revenues generated by AOL members who access the transaction applications NIC develops specifically for the State Government Guide through the Customized Programming and Licensed Content. AOL and NIC will share revenues generated from the license or sale of advertisement on or through the State Government Guide.

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

                     NATIONAL INFORMATION CONSORTIUM, INC.

9. GOVERNMENT PORTAL CONTRACTS

    Each of the Company's government portal contracts generally has an initial term of three to five years. The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government must approve prices and revenue sharing agreements. The Company owns all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only. If the Company's contract is not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company. In some cases, the Company provides management services to government-owned portals in exchange for an agreed-upon fee.

    The following is a summary of the significant terms of operating agreements that the Company's larger business units have entered into with government agencies.

VIRGINIA INTERACTIVE, INC. (VI)

    On July 30, 1997, the VI business unit entered into a contract to provide electronic government services to the Virginia Information Providers Network Authority (the "Virginia Authority"). VI is responsible for managing and marketing the government portal as well as funding up front investment and ongoing operational costs. The contract is for a period of five years, commencing September 1, 1997, with the Virginia Authority having a five-year renewal option. If the Virginia Authority extends the contract through 2007, it is entitled to a perpetual license for applications developed at no additional compensation to VI.

    User fees received by the VI business unit are disbursed (1) first for the payment of operating expenses (primarily telecommunication costs), (2) then to the Virginia Authority in accordance with interagency agreements negotiated by VI on behalf of the Virginia Authority and for the reasonable and necessary expenses of the Virginia Authority, and (3) then all remaining funds to VI.

INDIANA INTERACTIVE, INC. (III)

    The III business unit develops, operates, maintains and expands electronic government services for electronic access to public information for the Intelenet Commission. The Intelenet Commission is a State of Indiana body corporate and politic created by the Indiana legislature for the purpose of providing electronic access to state, county and local information required by Indiana businesses and citizens. III is responsible for managing and marketing the government portal as well as funding up-front investment and ongoing operational costs. The contract with the Intelenet Commission and the interagency agreements with various government agencies include limitations and provisions for the rates III can charge and the amount of remuneration to the Intelenet Commission and each government agency. The initial contract was to expire at the end of August 2000 but was renewed for an additional three years. The new contract expires at the end of August 2003, but may be renewed, or amended and renewed, for up to an additional two years. The Intelenet Commission is entitled to a perpetual for use only license to the applications developed for no additional compensation to III.

    III's wholly-owned subsidiary, City-County Interactive, L.L.C. (the "Subsidiary"), was formed in 1997 to provide electronic government services for CivicNet, formerly CivicLink, the electronic gateway

                     NATIONAL INFORMATION CONSORTIUM, INC.

9. GOVERNMENT PORTAL CONTRACTS (CONTINUED) service for the city of Indianapolis and Marion County, Indiana. In addition, the Subsidiary is to further operate, manage and expand CivicNet.

    In connection with the revenues generated under the contract, the Intelenet Commission receives 2% of gross revenues per annum, before all other payments. The data-providing entities are then paid in accordance with interagency agreements. The remaining balance is retained by III.

ARKANSAS INFORMATION CONSORTIUM, INC. (AIC)

    AIC serves as a provider of electronic government services, by a contract signed in July 1997 between AIC and the Information Network of Arkansas ("INA"), a public instrumentality created by legislation in the State of Arkansas (the "State"). AIC is responsible for managing and marketing the government portal as well as funding up-front investment and ongoing operational costs. The contract is for one three-year term through June 30, 2000, with four one-year renewals at the option of INA. The State exercised its first renewal option and extended the contract through June 30, 2001. If the State decides to extend the contract through June 30, 2003, or at anytime thereafter, the INA shall be entitled to a perpetual for use only license to the applications developed for no additional compensation to AIC. Prior to June 30, 2003, the INA reserves the right to negotiate terms to license the applications.

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

    In connection with the revenues generated under the contract with INK, INK receives 2.0% of gross revenue, per annum, payable monthly, before all other payments. KIC may then receive a 25.0% rate of return per annum on its risk capital from net income before taxes. The remaining net income before taxes is shared 66.7% with KIC and 33.3% with INK. Risk capital is defined in the contract as the sum of paid-in capital, corporate loans with a payback period exceeding one year, and noncancellable obligations under corporate leases.

                     NATIONAL INFORMATION CONSORTIUM, INC.

9. GOVERNMENT PORTAL CONTRACTS (CONTINUED)
NEBRASKA INTERACTIVE, INC. (NII)

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

    On December 3, 1997, NII entered into a contract with the Nebraska State Records Board ("NSRB") to provide electronic government services to enhance, operate, maintain and expand the existing portal that was developed by NII under its 1995 contract with the Nebraska Library Commission ("NLC") and various government agencies. The contract includes limitations and provisions for the rates NII can charge and the amount of remuneration to each government agency. The contract was to expire on January 31, 2002. However, in January 2001, the NSRB extended the contract through January 2004, unless earlier terminated by the NSRB for cause. The NSRB shall have the option, upon termination or expiration of the contract, to require NII to provide electronic government services in accordance with the terms of the contract for a period of up to twelve months from the time of the expiration or notice of termination, whichever is earlier. On January 1, 2002, the NSRB will be entitled to a perpetual for use only license to the applications developed for no additional compensation to NII.

    In connection with the revenues generated under the contract with the NSRB, the NSRB receives 4.5% of the first $89,000 in gross profit and 2% of gross profit thereafter. Gross profit is defined in the contract as the difference between gross revenues and amounts paid to government agencies and for certain telecommunication expenses.

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

    In connection with the revenues generated under the contract with GANET, GANET pays NIC/ USA $800,000 per year, in equal amounts of $200,000 on a quarterly basis. In addition, GANET pays NIC/USA 5% of gross GANET revenues from non-bulk fees per quarter.

    On August 28, 2000, NIC/USA commenced a three-year contract, with two one-year optional renewal periods, with the State of Tennessee to develop and operate Tennessee's government portal, TennesseeAnytime, which will provide electronic transactions and expanded access to public information. Under the contract, NIC will fund initial investment and ongoing operational costs. The

                     NATIONAL INFORMATION CONSORTIUM, INC.

9. GOVERNMENT PORTAL CONTRACTS (CONTINUED)
State of Tennessee will be entitled to a perpetual, royalty-free, irrevocable, unlimited and nonexclusive right to use the applications NIC/USA develops.

    In connection with the revenues generated under the contract, the Company is responsible for payment of statutory fees for retrieval of public information and all network operating expenses. TennesseeAnytime became operational in October 2000.

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

IDAHO INFORMATION CONSORTIUM, INC. (IIC)

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

                     NATIONAL INFORMATION CONSORTIUM, INC.

9. GOVERNMENT PORTAL CONTRACTS (CONTINUED)

HAWAII INFORMATION CONSORTIUM, INC. (HIC)

    On January 3, 2000, HIC commenced a three-year contract, with two two-year renewal periods, with the State of Hawaii to develop and operate Hawaii's government portal, Access Hawaii, which will provide electronic transactions and expanded access to public information. Under the contract, HIC will fund initial investment and ongoing operational costs. Upon completion of the initial three-year term of the contract or upon termination of the contract, the State of Hawaii will be entitled to a perpetual for use only license for the applications HIC developed, with no additional compensation due to HIC.

    In connection with the revenues generated under the contract, HIC is entitled to retain any revenues remaining after payment of statutory fees for retrieval of public information and all network operating expenses.

10. MARKETABLE SECURITIES

    The fair value of marketable debt securities was as follows at December 31:

                                                        1999          2000
                                                     -----------   -----------
U.S. government obligations........................  $12,252,850   $ 3,968,320
Corporate debt securities..........................   70,227,910    20,946,085
                                                     -----------   -----------
                                                     $82,480,760   $24,914,405
                                                     ===========   ===========

    All marketable debt securities held by the Company at December 31, 1999 and 2000 mature within one year. Gross realized gains and losses and unrealized holding gains and losses were not significant for the years ended December 31, 1999 and 2000. The Company held no marketable securities prior to the completion of its initial public offering of common stock on July 20, 1999.

11. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at December 31:

                                                         1999         2000
                                                      ----------   -----------
Furniture and fixtures..............................  $  652,411   $ 1,100,956
Equipment...........................................   3,192,576     7,523,472
Purchased software..................................     281,481     1,859,052
Leasehold improvements..............................     163,556       303,522
                                                      ----------   -----------
                                                       4,290,024    10,787,002
Less accumulated depreciation.......................   1,291,648     3,190,924
                                                      ----------   -----------
                                                      $2,998,376   $ 7,596,078
                                                      ==========   ===========

    Depreciation expense for the years ended December 31, 1998, 1999 and 2000, was $236,699, $581,416 and $1,728,559, respectively.

                     NATIONAL INFORMATION CONSORTIUM, INC.

12. INTANGIBLE ASSETS

    Intangible assets consisted of the following at December 31:

                                                        1999          2000
                                                     -----------   -----------
Goodwill...........................................  $21,302,573   $45,649,243
Software intangibles...............................   21,790,000    24,455,641
Contract intangibles...............................    3,465,313     1,072,388
Assembled domestic workforce intangible............           --     1,100,000
Foreign workforce agreement intangible.............           --     8,800,000
Product technology intangible......................           --     8,200,000
Software development costs.........................      145,260     4,215,092
Patents and trademarks.............................           --       106,477
                                                     -----------   -----------
                                                      46,703,146    93,598,841
Less accumulated amortization......................   16,056,700    26,165,724
                                                     -----------   -----------
                                                     $30,646,446   $67,433,117
                                                     ===========   ===========

13. BANK LINES OF CREDIT AND OTHER DEBT OBLIGATIONS

    NIC has a $1 million line of credit with a bank in conjunction with a corporate credit card agreement. NIC has pledged approximately $500,000 in marketable securities as collateral on the line of credit.

    On January 19, 1999, NIC/USA purchased an airplane and financed the purchase by borrowing $544,000 from a bank in the form of a note payable. The note was paid in full during 1999.

    NIC/USA has issued to an office leasing company an irrevocable letter of credit in the amount of $118,043. The letter expires on September 15, 2001. Iowa Interactive, Inc has issued to the State of Iowa an irrevocable letter of credit in the amount of $50,000. The letter expires on April 30, 2001. NEI has issued to the State of Maine an irrevocable letter of credit in the amount of $50,000. The letter expires on May 14, 2001. IIC has issued to the State of Idaho an irrevocable letter of credit in the amount of $500,000. The letter expires on December 3, 2001.

    In March 1998, NII and AIC agreed to pay a shareholder $150,000 for past services and reacquired the shareholder's shares of NII and AIC. The remaining balance at December 31, 1999 of $50,000 was paid in 2000.

14. SHAREHOLDERS' EQUITY

COMMON STOCK

    The Company's Board of Directors had authorized 13,500,000 shares of common stock for issuance by the Company at December 31, 1998. In April 1999, the Company was reincorporated in the state of Colorado and changed the par value of its common stock from $.01 per share to no par. On May 6, 1999, the Company increased its authorized shares to 200,000,000.

    On May 3, 1999, the Board of Directors authorized a common stock split in the range of 4 for 1 to 5 for 1, and granted authority to the Company's officers to determine the exact amount of the split. Such officers approved a 4.643377 for 1 split to be effected by means of a dividend of 3.643377 shares

                     NATIONAL INFORMATION CONSORTIUM, INC.

14. SHAREHOLDERS' EQUITY (CONTINUED)
of common stock for each share of common stock held, plus cash in lieu of fractional shares, effective for shareholders of record on July 14, 1999. The effect of the stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented. All references to the number of Company common shares and per share amounts elsewhere in the related footnotes have also been restated as appropriate to reflect the effect of the common stock split for all periods presented.

    On July 20, 1999, the Company completed its initial public offering of common stock by selling an aggregate of 10 million new shares of common stock for net proceeds of approximately $109.4 million after deducting underwriting discounts, commissions and expenses. The Company has placed the net proceeds from its initial public offering in short-term, investment-grade, interest-bearing debt securities pending the use of the proceeds to increase new market development efforts, increase marketing efforts aimed at raising transaction volume, create new products and services, further develop common infrastructure and operating platforms, and make acquisitions.

    In the first six months of 1998, the Company made $588,367 of S corporation cash distributions to common shareholders.

    On June 30, 1998, the Company and a voting trust consisting of all the Company's then current shareholders entered into a stock purchase agreement for the Company's shareholders to sell a 25% interest in the Company to an investment management firm. The Company did not receive any of the proceeds from the sale. Under the voting trust agreement, two principal shareholders have the right to vote all of the voting trust's common shares and to sell all or any part of such shares. One common shareholder has the right, only upon termination within the first three years of employment with the Company, to cause the Company to repurchase 173,258 shares of common stock purchased by the shareholder on February 9, 1999, at the $1.44 price per share paid by the shareholder. The right is exercisable only upon the Company's decision to terminate employment.

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

COMMON STOCK TRANSACTIONS

    From April 1998 through June 1998, the Company sold 348,254 shares of common stock to two employees at $0.22 per share. The Company recorded $258,333 in compensation expense related to these transactions.

    On June 30, 1998, the Company issued 174,563 shares of its common stock and made an S corporation distribution of those shares, which were valued at $1.43 per share, to its shareholders. These shares were given to a consultant as compensation for services rendered to the Company's shareholders with the investment management firm sale. In connection with the transaction, the Company also paid $57,077 in professional fees on behalf of the shareholders that were also distributed as an S corporation distribution. These shares have been treated as outstanding for all periods prior to the Exchange Offer for purposes of calculating and reporting earnings per share.

                     NATIONAL INFORMATION CONSORTIUM, INC.

14. SHAREHOLDERS' EQUITY (CONTINUED)
    From January 1999 through May 1999, the Company sold 346,512 shares of common stock to five employees at $1.44 per share. The Company recorded $1,489,124 in compensation expense related to these transactions. In May 1999, the Company sold 23,727 shares of common stock to an employee at $5.27 per share. The Company recorded $84,826 in compensation expense related to this transaction.

    In April 2000, the Company sold 4,395 shares of common stock to an employee for $11.375 per share. In June 2000, the Company sold 1,932 shares of common stock to an employee for $12.9375 per share. In June 2000, the Company sold 2,828 shares of common stock to an employee for $8.84 per share and recorded $11,588 in compensation expense related to this transaction. In June 2000, the Company repurchased 5,000 shares of common stock from an employee for $20.1875 per share. These shares were canceled and retired in October 2000. In
July 2000, the Company issued 2,637 shares of common stock to an executive of the Company for no cash consideration and recorded $30,000 in compensation expense related to this transaction. In March 2000, an outside director of the company exercised 10,000 non-qualified stock options at an exercise price of $10 per share. In November 2000, the Company rescinded this stock option exercise and returned the $100,000 in proceeds from the option exercise to the director. The Company recorded $72,800 in compensation expense related to this transaction.

ADDITIONAL PAID-IN CAPITAL

    The Company offset its accumulated deficit on the date of Subchapter S election termination against its additional paid-in capital as reflected in the consolidated statement of changes in shareholders' equity.

    During 2000, certain employees of the Company had disqualifying dispositions of common stock obtained through the exercise of incentive stock options. As a result, the Company will receive a federal income tax deduction of approximately $3.1 million in the current year. Through December 31, 2000, the Company had recognized cumulative compensation expense of approximately $157,000 for the excess of fair value of the Company's common stock on the grant date over the exercise price for options granted to certain of these employees. A portion of the tax benefit relating to the disqualifying dispositions totaling $157,000 has been recognized in the Company's results of operations, and the remaining tax benefit for the excess deduction was credited directly to additional paid-in capital.

WITHDRAWN COMMON STOCK OFFERING

    On February 22, 2000, the Company filed a registration statement on Form S-1 with the SEC for an offering of approximately 8.1 million shares of the Company's common stock. On April 5, 2000, the Company announced its intention to withdraw the stock offering due to adverse market conditions. Direct costs related to the withdrawn offering of approximately $835,000 were expensed in the second quarter of 2000 and are included in selling, general and administrative expenses in the consolidated statement of operations.

BUSINESS ACQUISITIONS

    For additional information relating to business acquisitions and other transactions involving the issuance of common stock, common stock options or warrants, refer to Notes 3, 4, 7 and 8 above.

                     NATIONAL INFORMATION CONSORTIUM, INC.

15. INCOME TAXES

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

    The provision for income taxes consists of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1998        1999           2000
                                                          --------   -----------   ------------
Current income taxes:
  Federal...............................................  $ 56,045   $        --   $         --
  State.................................................    12,655        25,354        161,213
                                                          --------   -----------   ------------
    Total...............................................    68,700        25,354        161,213
                                                          --------   -----------   ------------
Deferred income taxes:
  Federal...............................................   540,345    (1,295,716)   (13,077,074)
  State.................................................    49,768      (145,861)    (1,676,160)
                                                          --------   -----------   ------------
    Total...............................................   590,113    (1,441,577)   (14,753,234)
                                                          --------   -----------   ------------
    Total income tax expense (benefit)..................  $658,813   $(1,416,223)  $(14,592,021)
                                                          ========   ===========   ============

                     NATIONAL INFORMATION CONSORTIUM, INC.

15. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets and liabilities were as follows at December 31:

                                                          1999         2000
                                                       ----------   ----------
Deferred tax assets:
  Application services contracts.....................  $   88,987   $  140,821
  Compensation related to non-qualified stock
    options..........................................     394,980      788,260
  Amortization of eFed goodwill and software
    intangible.......................................     864,639    3,918,486
  Net operating loss carryforward....................     677,673   11,943,265
  Investments in affiliates..........................          --    2,577,272
  Other..............................................       7,718       80,988
                                                       ----------   ----------
                                                        2,033,997   19,449,092
  Less: Valuation allowance..........................          --   (1,959,447)
                                                       ----------   ----------
    Total............................................   2,033,997   17,489,645
                                                       ----------   ----------
Deferred tax liabilities:
  Purchase accounting intangibles....................    (392,434)  (6,413,820)
  Depreciation.......................................    (173,383)    (261,297)
  Capitalized software development costs.............          --   (1,638,324)
  Accreted discount on marketable securities.........    (585,541)          --
  Other..............................................     (31,174)     (16,204)
                                                       ----------   ----------
    Total............................................  (1,182,532)  (8,329,645)
                                                       ----------   ----------
Net deferred tax asset...............................  $  851,465   $9,160,000
                                                       ==========   ==========

    For tax purposes, the Company had available at December 31, 1998, 1999 and 2000 net operating loss ("NOL") carryforwards of approximately $67,000, $281,000 and $29,400,000 that will expire in the years 2018, 2019 and 2020, respectively. The Company believes it is more likely than not it will generate sufficient taxable income from future operations to fully utilize the NOL carryforwards prior to expiration. Consequently, the Company has not provided a valuation allowance for these deferred tax assets. The amount of the deferred tax asset considered realizable relating to these NOL's could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. In the fourth quarter of 2000, the Company recorded a deferred tax asset valuation allowance of $1,959,447 to offset the deferred tax asset the Company had recognized relating to its investment in Tidemark (see Note 6). The valuation allowance is appropriate because the excess of the tax loss over book loss which would be realized on the dispositon of Tidemark would give rise to a capital loss for tax reporting purposes, and the Company has no foreseeable capital gain income against which to offset such loss. Thus, the realization of this item would not give rise to a future tax benefit under current expectations.

                     NATIONAL INFORMATION CONSORTIUM, INC.

15. INCOME TAXES (CONTINUED)
    The following table reconciles the effective income tax rate indicated by the consolidated statements of operations and the statutory federal income tax rate:

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                            ------------------------------------
                                                              1998          1999          2000
                                                            --------      --------      --------
Effective federal and state income tax rate...........        (9.1)%        11.7%         26.5%
Goodwill amortization relating to the Exchange Offer
  and other acquisitions..............................        15.5          17.8           7.0
S to C corporation adjustment.........................        19.7            --            --
Pretax loss as an S corporation (six months)..........        10.4            --            --
Non-deductible stock compensation expense.............          --           6.6           0.4
State income taxes....................................        (1.3)         (1.3)         (1.8)
Valuation allowance relating to investment in
  Tidemark............................................          --            --           3.6
Other.................................................        (0.2)          0.2          (0.7)
                                                              ----          ----          ----
Statutory federal income tax rate.....................        35.0%         35.0%         35.0%
                                                              ====          ====          ====

    The unaudited pro forma provision for income taxes for the year ended December 31, 1998 represents the incremental provision for the six month period the Company was an S corporation together with removing the $1,374,000 cumulative effect recorded in 1998 as discussed above. The pro forma provision for income taxes was calculated based on enacted tax laws and statutory tax rates applicable to the period presented taking into account permanent differences.

16. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company and its subsidiaries lease office space and certain equipment under noncancellable operating leases. Capital lease agreements require the Company and its subsidiaries to pay all taxes, fees, assessments or other charges.

                     NATIONAL INFORMATION CONSORTIUM, INC.

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum noncancellable lease payments under all noncancellable operating and capital leases at December 31, 2000 are as follows:

FISCAL YEAR                                            OPERATING     CAPITAL
-----------                                            ----------   ----------
2001.................................................  $1,271,684   $  205,243
2002.................................................   1,018,541       20,519
2003.................................................     604,387        1,418
2004.................................................     505,561           --
2005.................................................     332,448           --
Thereafter...........................................     128,058           --
                                                                    ----------
                                                                       227,180
Less interest........................................                   10,546
                                                                    ----------
Present value of net minimum lease payments..........                  216,634
Less current portion.................................                  194,509
                                                                    ----------
Long-term portion....................................               $   22,125
                                                                    ==========

    Capitalized leased property and equipment consists of the following at December 31:

                                                            1999       2000
                                                          --------   --------
Furniture and fixtures..................................  $ 70,651   $ 95,619
Equipment...............................................   528,350    395,938
Purchased software......................................    60,003     53,633
                                                          --------   --------
                                                           659,004    545,190
Less accumulated depreciation...........................   246,243    276,911
                                                          --------   --------
                                                          $412,761   $268,279
                                                          ========   ========

    Rent expense for operating leases for the years ended December 31, 1998, 1999 and 2000 was $354,192, $402,241 and $1,279,175, respectively.

LITIGATION

    The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending would not be material to the consolidated financial position, liquidity or results of operations of the Company.

17. EMPLOYEE BENEFIT AND STOCK OPTION PLANS

DEFINED CONTRIBUTION 401(K) PROFIT SHARING PLAN

    The Company and its subsidiaries sponsor a defined contribution
401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment. A discretionary match of up to 5% of an employee's salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching

                     NATIONAL INFORMATION CONSORTIUM, INC.

17. EMPLOYEE BENEFIT AND STOCK OPTION PLANS (CONTINUED) contributions totaled $94,571, $176,736 and $469,088 for the years ended December 31, 1998, 1999 and 2000, respectively. No discretionary contributions were made for the years ended December 31, 1998, 1999 and 2000.

EMPLOYEE STOCK PURCHASE PLAN

    In May 1999, the Company's Board of Directors approved an employee stock purchase plan intended to qualify as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan will permit eligible employees to purchase NIC common stock through payroll deductions up to 15% of each employee's compensation. Amounts deducted and accumulated by the participant will be used to purchase shares of NIC's common stock at 85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined. No offering of stock was made to employees during 1999 or 2000. Accordingly, no shares have been issued pursuant to the plan.

STOCK OPTION PLANS

    The Company has two formal stock option plans (the "NIC" plan and the "SDR" plan) to provide for the granting of either incentive stock options or non-qualified stock options to encourage certain employees of the Company and its subsidiaries, and certain directors of the Company, to participate in the ownership of the Company, and to provide additional incentive for such employees and directors to promote the success of its business through sharing the future growth of such business. The NIC plan was adopted in May 1998 and amended in November 1998 and May 1999. Under the NIC plan, the Company is authorized to grant options for up to 9,286,754 common shares. Employee options are generally exercisable one year from date of grant in cumulative annual installments of 25% to 33% and expire four years after the grant date. The SDR plan was adopted in May 2000 in conjunction with NIC's acquisition of SDR. Under the SDR plan, the Company is authorized to grant options for up to 229,965 common shares. No options that are in addition to those granted upon the close of the SDR acquisition will be granted under the SDR plan. There have been no option repricings under the plans for the years ended December 31, 1998, 1999 and 2000.

    The Company accounts for the plans using the intrinsic value method prescribed in APB No. 25. SFAS No. 123 requires certain disclosures regarding expense and value of options granted using the fair-value-based method even though the Company follows APB No. 25. Had compensation cost for the Company's plans been determined in accordance with SFAS No. 123, the Company's net loss and loss per share would have been as follows for the years ended December 31, 1998, 1999 and 2000:

                                          1998           1999           2000
                                       -----------   ------------   ------------
Net loss:
  As reported........................  $(7,895,966)  $(10,730,560)  $(40,277,950)
  Pro forma..........................  $(8,005,301)  $(12,134,460)  $(47,148,116)
Basic and diluted loss per share:
  As reported........................  $     (0.21)  $      (0.23)  $      (0.74)
  Pro forma..........................  $     (0.21)  $      (0.26)  $      (0.86)

                     NATIONAL INFORMATION CONSORTIUM, INC.

17. EMPLOYEE BENEFIT AND STOCK OPTION PLANS (CONTINUED)

    For purposes of complying with the disclosure provisions of SFAS No. 123 and as permitted by the Financial Accounting Standards Board for nonpublic companies, prior to NIC's initial public offering in July 1999, the fair value of each option grant was determined on the date of the grant using the minimum value option pricing model. The minimum value model does not consider expected volatility in stock price. Subsequent to the offering, the fair value of each option grant was determined using the Black-Scholes option pricing model. Except for the volatility assumption, which is only used under the Black- Scholes model, the following assumptions were applied in determining pro forma compensation cost for the years ended December 31, 1998, 1999 and 2000:

                                                   1998            1999           2000
                                               -------------   ------------   ------------
Risk-free interest rate......................           4.54%          5.48%          6.10%
Expected dividend yield......................           0.00           0.00           0.00
Expected option life.........................    4.62 years      4.0 years      4.0 years
Expected stock price volatility..............          0.001%            80%           125%
Fair value of options granted................  $        1.45   $      11.14   $       8.62

    A summary of the activity under the Company's stock option plans for the years ended December 31, 1998, 1999 and 2000 is presented below:

                                          1998                         1999                          2000
                               --------------------------   ---------------------------   ---------------------------
                                              WEIGHTED                      WEIGHTED                      WEIGHTED
                                              AVERAGE                       AVERAGE                       AVERAGE
                                SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                               ---------   --------------   ----------   --------------   ----------   --------------
Outstanding at January 1.....         --           --        2,514,019       $ 1.44        4,025,593       $ 7.49
  Granted....................  2,534,812        $1.44        1,798,285       $15.09        3,372,507       $10.38
  Exercised..................         --           --         (122,954)      $ 1.44         (411,524)      $ 2.07
  Expired....................         --           --               --           --          (33,924)      $12.29
  Canceled...................    (20,793)       $1.44         (163,757)      $ 2.51         (761,925)      $21.44
                               ---------                    ----------                    ----------
Outstanding at December 31...  2,514,019        $1.44        4,025,593       $ 7.49        6,190,727       $ 7.69
Exercisable at
  December 31................    199,317        $1.44          825,008       $ 2.18        1,674,316       $ 4.86
Weighted average grant-date
  fair value of options
  granted during the year....                   $1.45                        $11.14                        $ 8.62

                     NATIONAL INFORMATION CONSORTIUM, INC.

17. EMPLOYEE BENEFIT AND STOCK OPTION PLANS (CONTINUED)
    The following table summarizes information about stock options outstanding under the Plan at December 31, 2000:

                                    OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                            ------------------------------------   ----------------------------
                                           WEIGHTED
                                            AVERAGE     WEIGHTED
                                           REMAINING    AVERAGE                     WEIGHTED
                              SHARES      CONTRACTUAL   EXERCISE     SHARES         AVERAGE
RANGE OF EXERCISE PRICE     OUTSTANDING      LIFE        PRICE     OUTSTANDING   EXERCISE PRICE
-----------------------     -----------   -----------   --------   -----------   --------------
$1.44-2.13...............    2,324,447        2.8        $ 1.46     1,227,457        $ 1.45
$2.19-3.06...............      844,875        4.9        $ 2.41        25,000        $ 2.69
$3.34-4.06...............      115,000        4.5        $ 3.77        20,000        $ 3.88
$5.06-7.44...............      723,952        3.4        $ 5.39       182,947        $ 5.27
$7.75-11.38..............    1,368,829        5.3        $10.87        10,000        $11.38
$12.38-18.38.............      214,584        2.8        $14.00        70,247        $14.36
$19.32-26.38.............      187,296        3.2        $23.09        62,571        $23.06
$29.38-43.88.............      324,744        2.9        $34.16        76,094        $35.24
$45.75-65.88.............       87,000        3.1        $51.80            --            --

    During 1998, the exercise price of all options granted under the plan was $1.44, which was less than the fair market value of the stock on the various grant dates. From September 1998 through December 1998, the Company granted 2,534,812 common stock options with an exercise price of $1.44 per share. Compensation expense of $310,536 was recorded in 1998 relating to these option grants, with $2,813,577 of compensation expense deferred at December 31, 1998 to be amortized over the vesting period of the options.

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

    From January 1999 through May 1999, the Company granted 191,767 common stock options with a vesting period of three years and an exercise price of $1.44 per share, which was less than the fair market value of the stock on the various grant dates. Compensation expense of approximately $213,000 was recorded relating to these options for the year ended December 31, 1999, with approximately $496,000 of compensation expense deferred at December 31, 1999 to be amortized over the three-year vesting periods of the option grants. In
April 1999, the Company granted 20,791 common stock options with a vesting period of three years and an exercise price of $5.27 per share, which was less than the fair market value of the stock on the grant date. Compensation expense of approximately $16,000 was recorded relating to these options for the year ended December 31, 1999, with approximately $58,000 of compensation expense deferred at December 31, 1999 to be amortized over the three year vesting periods of the option grants.

                     NATIONAL INFORMATION CONSORTIUM, INC.

17. EMPLOYEE BENEFIT AND STOCK OPTION PLANS (CONTINUED)
    In May 1999, the Company granted 696,511 common stock options (601,636 non-qualified options and 94,875 incentive options) to an executive of the Company at an exercise price of $5.27 per share, which was less than the fair market value of the stock on the grant date, under two separate stock option agreements covered by the Plan. Non-qualified stock options totaling 50,669 vested immediately with the remainder of the options exercisable one year from date of grant in cumulative annual installments of 25%. The non-qualified stock options expire ten years after the grant date. Incentive stock options totaling 18,975 vested immediately with the remainder of the options exercisable one year from date of grant in cumulative annual installments of 25%. The incentive stock options expire five years from the date of grant. Relating to this executive's stock options, compensation expense of approximately $598,000 was recorded for the year ended December 31, 1999, with approximately $1,892,000 of compensation expense deferred at December 31, 1999, to be amortized over the vesting period of the options.

    In August of 1999, the Company granted 10,000 common stock options with immediate vesting to a director of the Company with an exercise price of $10 per share, which was less than the fair market value of the stock on the grant date. Compensation expense of approximately $44,000 was recorded relating to this option grant for the year ended December 31, 1999.

    In February of 2000, the Company made two grants of 10,000 common stock options with immediate vesting to two directors of the Company with an exercise price of $36.88 per share, which was less than the fair market value of the stock on the grant date. Compensation expense of $130,000 was recorded relating to these option grants for the year ended December 31, 2000.

    Including expense recognized in connection with options granted prior to January 1, 1999, the Company recognized a total of $1,614,101 of compensation expense related to common stock options for the year ended December 31, 1999. Total deferred compensation expense was $4,362,172 at December 31, 1999. Including expense recognized in connection with options granted prior to January 1, 2000, the Company recognized a total of $1,675,485 of compensation expense related to common stock options for the year ended December 31, 2000. Total deferred compensation expense was $2,814,350 at December 31, 2000.

18. RELATED PARTY TRANSACTIONS

    The Company and its subsidiaries purchased business and health insurance through an insurance agency that was controlled by a shareholder and director of the Company at costs that the Company believed approximated arms-length transactions. In 1998, a payment of $8,345 was made directly to this insurance agency. No direct payments were made in 1999 or 2000. Aggregate insurance payments made that were brokered by this insurance agency totaled approximately $478,000 and $354,000 for the years ended December 31, 1998 and 1999, respectively. No insurance payments were brokered by this agency in 2000.

    During 2000, the Company rented an aircraft on an hourly basis from a company that was controlled by two shareholders/directors of the Company at costs that the Company believed approximated arms-length transactions. In 2000, total payments made to this company totaled $244,700. No payments were made to this company in 1998 or 1999.

                     NATIONAL INFORMATION CONSORTIUM, INC.

19. SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    Certain subsidiaries of the Company financed the purchase of $355,843 of property and equipment in 1998 under capital leases.

    KIC sold certain assets during 1998 that were then leased back from the purchaser over a period of three years. The resulting lease is being accounted for as a capital lease. The purchaser paid down KIC's bank line of credit in 1998 by $28,666 as part of this sale-leaseback transaction. III sold certain assets during 1998 that were then leased back from the purchaser over a period of three years. The resulting lease is being accounted for as a capital lease. The purchaser paid down III's bank line of credit in 1998 by $169,287 as part of this sale-leaseback transaction.

    For additional information on noncash investing and financing activities relating to business acquisitions involving the issuance of common stock, common stock options or warrants, refer to Notes 3, 4, 7 and 8 above.

20. RESTRUCTURING CHARGE

    On September 20, 2000, the Company announced the restructuring of its eGovernment applications and services businesses to more appropriately size these operations to visible demand and more efficiently align them with other eGovernment initiatives across NIC. The restructuring involved employee reductions in its marketing division and at its NIC Commerce and NIC Technologies divisions. As a result, NIC incurred a pre-tax charge of approximately $638,000 in the third quarter of 2000 relating to employee severance costs. This charge is included in selling, general and administrative expenses in the consolidated statements of operations. Employee severance costs paid through December 31, 2000 totaled $358,000, with $280,000 accrued at December 31, 2000 for future payments. The employee severance costs relate to severance packages for 23 employees in marketing, product development and administration, 21 of which were terminated by December 31, 2000, with two additional terminations expected in the first quarter of 2001.

21. REPORTABLE SEGMENTS AND RELATED INFORMATION

    As discussed in Note 20 above, during the third quarter of 2000, the Company announced the restructuring of its eGovernment applications and services businesses. In conjunction with the restructuring, the Company also reorganized its management team to support the new corporate structure. Accordingly, NIC changed the composition of its reportable segments to match the manner by which the segments are internally organized and managed. The Company's reportable segments consist of its state and local portal businesses ("Portals"), its eGovernment products businesses ("Products") and its NIC Commerce government procurement business ("Procurement"). The Portals segment includes the Company's subsidiaries operating state and local government portals. The Products segment includes the NIC Conquest and NIC Technologies subsidiaries, which were previously included in the state and local government segment, and the IDT subsidiary. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items." Management evaluates the performance of its segments and allocates resources to them based on gross profit and earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, one-time charges and other non-cash charges related to stock compensation and application development contracts ("EBITDA"). There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all segments.

                     NATIONAL INFORMATION CONSORTIUM, INC.

21. REPORTABLE SEGMENTS AND RELATED INFORMATION (CONTINUED)
    In the fourth quarter of 1998, the Company determined that the balance of revenues remaining to be recognized under existing application development contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued $1,256,000 for the expected loss. The Company accrued an additional $900,000 of anticipated losses in the second quarter of 1999 and $225,000 in the fourth quarter of 1999 based on revised estimates. Due to developments arising in late March 2000 relating to subcontractor performance and technical delivery issues, the Company determined that the balance of revenues remaining to be recognized under an application development contract with the Indiana Secretary of State was not expected to cover the Company's current estimate of costs to develop and implement the related application and accrued $1,350,000 for the expected loss. Also in 2000, the Company recorded one-time pre-tax charges of approximately $834,000 relating to NIC's withdrawn secondary stock offering in April 2000 and approximately $638,000 in the third quarter for employee severance relating to the restructuring of its NIC Commerce and NIC Technologies divisions and the consolidation of NIC's marketing efforts. NIC also incurred a one-time non-cash charge of approximately $235,000 in the third quarter of 2000 due to the adoption of a company-wide vacation policy that required the Company to recognize a liability for earned but unused employee vacation.

    The table below reflects summarized financial information concerning the Company's reportable segments for the years ended December 31:

                                                                             OTHER         CONSOLIDATED
                               PORTALS      PRODUCTS     PROCUREMENT   RECONCILING ITEMS      TOTAL
                             -----------   -----------   -----------   -----------------   ------------
1998
Revenues...................  $ 7,751,592   $   396,811   $        --      $         --     $  8,148,403
Cost of revenues...........      715,375     2,257,919            --                --        2,973,294
                             -----------   -----------   -----------                       ------------
Gross profit...............    7,036,217    (1,861,108)           --                --        5,175,109
EBITDA.....................    1,611,089      (605,168)           --          (463,487)         542,434
1999
Revenues...................   14,010,681       565,464     1,570,974                --       16,147,119
Cost of revenues...........    1,292,948     1,870,112        63,878                --        3,226,938
                             -----------   -----------   -----------                       ------------
Gross profit...............   12,717,733    (1,304,648)    1,507,096                --       12,920,181
EBITDA.....................    4,043,716      (179,648)      333,341        (3,386,247)         811,162
2000
Revenues...................   17,908,908     5,432,471     3,629,897                --       26,971,276
Cost of revenues...........    1,397,361     5,667,566     1,914,357                --        8,979,284
                             -----------   -----------   -----------                       ------------
Gross profit...............   16,511,547      (235,095)    1,715,540                --       17,991,992
EBITDA.....................    3,803,280    (2,746,967)   (6,182,594)      (14,272,713)     (19,398,994)

                     NATIONAL INFORMATION CONSORTIUM, INC.

21. REPORTABLE SEGMENTS AND RELATED INFORMATION (CONTINUED)
    The following is a reconciliation of total segment EBITDA to total consolidated loss before income taxes and minority interest for the years ended December 31:

                                                          1998           1999           2000
                                                       -----------   ------------   ------------
Total EBITDA for reportable segments.................  $   542,434   $    811,162   $(19,398,994)
Restructuring charge.................................           --             --       (638,238)
Vacation accrual.....................................           --             --       (235,168)
Application development contracts....................   (1,256,000)    (1,125,000)    (1,350,000)
Withdrawn secondary offering expenses................           --             --       (834,493)
Stock compensation...................................     (568,869)    (3,188,051)    (1,789,874)
Depreciation and amortization........................   (5,922,396)   (10,968,482)   (27,959,637)
Other income, net....................................       55,839      2,492,460      3,659,689
Interest expense.....................................      (88,161)      (168,872)       (48,458)
Equity in net loss of affiliates.....................           --             --     (6,524,473)
                                                       -----------   ------------   ------------
Consolidated loss before income taxes and minority
  interest...........................................  $(7,237,153)  $(12,146,783)  $(55,119,646)
                                                       ===========   ============   ============

    A primary source of revenue is derived from data resellers' use of the Company's government portals to access motor vehicle records for sale to the auto insurance industry. For the year ended December 31, 1999, one data reseller accounted for 56% of the Company's portal revenues and 48% of the Company's total revenues, and two other resellers accounted for an additional 9% of the Company's portal revenues and 8% of the Company's total revenues. For the year ended December 31, 2000, one of these data resellers accounted for approximately 51% of the Company's portal revenues and 34% of the Company's total revenues, and two other resellers accounted for an additional 12% of the Company's portal revenues and 8% of the Company's total revenues. At December 31, 2000, one data reseller accounted for approximately 37% of the Company's accounts receivable and two other data resellers accounted for approximately 11%.

                     NATIONAL INFORMATION CONSORTIUM, INC.

22. UNAUDITED QUARTERLY OPERATING RESULTS (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)

                                                            QUARTER
                                           -----------------------------------------
                                             1ST        2ND        3RD        4TH
                                           --------   --------   --------   --------
1999
Revenues.................................  $ 3,103    $ 3,409    $ 4,340    $ 5,295
Gross profit.............................    2,575      2,260      3,678      4,407
Operating loss...........................   (3,302)    (2,941)    (2,378)    (5,850)
Net loss.................................   (3,299)    (2,503)    (1,442)    (3,486)
Basic and diluted net loss per share.....  $ (0.08)   $ (0.06)   $ (0.03)   $ (0.07)

                                                         QUARTER
                                        -----------------------------------------
                                          1ST        2ND        3RD        4TH
                                        --------   --------   --------   --------
2000
Revenues..............................  $ 6,200    $  7,478   $  6,600   $  6,693
Gross profit..........................    3,678       4,885      4,826      4,603
Operating loss........................   (7,997)    (11,968)   (15,844)   (16,397)
Net loss..............................   (4,705)     (8,973)   (11,629)   (14,971)
Basic and diluted net loss per
  share...............................  $ (0.09)   $  (0.16)  $  (0.21)  $  (0.27)

    The quarterly information above for revenues differs from that previously reported by the Company due to the net revenue presentation described in
Note 1. The effect of this new presentation was to decrease previously reported revenues by $8,352, $9,902 $11,351 and $11,214 for the quarterly periods ended March 31, June 30, September 30, and December 31, 1999, respectively, and by $12,714, $12,432, $12,750 and $12,146 for the quarterly periods ended March 31, June 30, September 30, and December 31, 2000, respectively. The new presentation had no impact on gross profit, operating loss, net loss or net loss per share. The quarterly information above for gross profit differs from that previously reported by the Company due to the reclassification of cost of revenues described in Note 1. The effect of this reclassification was to decrease previously reported gross profit by $276, $831, $341 and $407 for the quarterly periods ended March 31, June 30, September 30, and December 31, 1999, respectively, and by $1,816, $1,054, $175, and $1,088 for the quarterly periods ended March 31, June 30, September 30, and December 31, 2000, respectively. The reclassification had no impact on operating loss, net loss or net loss per share. The information above for the fourth quarter of 2000 differs from that previously reported by the Company due to the noncash impairment loss relating to the Company's investment in Tidemark described in Note 6. The effect of the impairment loss was to decrease previously reported net loss by $3,205 and basic and diluted net loss per share by $0.06. The quarterly information is subject to seasonal fluctuations resulting in lower revenues in the fourth quarter of each calendar year, due to the smaller number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods. For additional information on significant charges affecting our quarterly results for the periods presented, refer to Note 21 above.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of National Information Consortium, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of National Information Consortium, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 23, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors of the Company and the executive officers of the Company will be set forth under the caption "Management" in the Company's proxy statement related to its 2001 annual meeting of shareholders (the "Proxy Statement") and is incorporated herein by reference since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year pursuant to regulation 14A. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

                                                                PAGE
                                                              --------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets...............................     43
  Consolidated Statements of Operations.....................     44
  Consolidated Statements of Changes in Shareholders'
    Equity..................................................     45
  Consolidated Statements of Cash Flows.....................     46
  Notes to Consolidated Financial Statements................     48
  Report of PricewaterhouseCoopers LLP, Independent
    Accountants.............................................     85

    All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
          3.1           Articles of Incorporation of the registrant(1)

          3.2           Bylaws of the registrant(1)

          4.1           Reference is made to Exhibits 3.1 and 3.2(1)

          4.2           Investor Rights Agreement dated June 30, 1998(1)

          4.3           Investors' Rights Agreement, dated January 12, 2000(2)

          4.4           Specimen Stock Certificate of the registrant(1)

          9.1           Voting Trust Agreement between Jeffery S. Fraser and Ross C.
                        Hartley and certain Holders of Shares of National
                        Information Consortium, Inc. dated June 30, 1998 and form of the voting trust certificate(1)

         10.1           Form of Indemnification Agreement between the registrant and each of its executive officers and directors(1)

         10.2 Registrant's 1998 Stock Option Plan, as amended and restated(1)

         10.3           Registrant's 1999 Employee Stock Purchase Plan(1)

         10.4           Employment Agreement between the registrant and Jeffery S.
                        Fraser dated July 1, 1998(1)

         10.5           Employment Agreement between the registrant and William F.
                        Bradley, Jr. dated July 24, 1998(1)

         10.6           Employment Agreement between the registrant and Samuel R.
                        Somerhalder dated July 24, 1998(1)

         10.7           Employment Agreement between the registrant and Harry H.
                        Herington dated July 24, 1998(1)

         10.8           Employment Agreement between the registrant and Joseph
                        Nemelka, dated July 24, 1998(2)

         10.9           Employment Agreement between the registrant and James B.
                        Dodd dated January 1, 1999(1)

        10.10           Employment Agreement between the registrant and Ray G.
                        Coutermarsh dated February 1, 2000(2)

        10.11           Employment Agreement between the registrant and Terrence
                        Parker dated November 9, 1999(2)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
        10.12           Contract for Network Manager Services between the
                        Information Network of Kansas and Kansas Information
                        Consortium, Inc. dated December 18, 1991 with addenda dated
                        October 15, 1992, August 19, 1993, May 26, 1995 and
                        June 13, 1996 and amendment on March 2, 1998(1)

        10.13           Contract for Network Manager Services between the State of
                        Indiana by and through the Intelenet Commission and Indian@
                        Interactive, Inc., dated July 18, 1995(1)

        10.14           Services Contract by and between National Information
                        Consortium, U.S.A. and the GeorgiaNet Authority, an agency of the State of Georgia, dated September 15, 1996(1)

        10.15           Contract for Network Manager between Information Network of
                        Arkansas by and through the Information Network of Arkansas
                        Board and Arkansas Information Consortium, Inc. dated
                        July 2, 1997(1)

        10.16           Contract for Network Manager Services between the Nebraska
                        State Records Board on behalf of the State of Nebraska and Nebrask@ Interactive, Inc. dated December 3, 1997 with addendum No. 1 dated as of the same date(1)

        10.17           Contract for Network Manager Services between the
                        Commonwealth of Virginia by and through the Virginia
                        Information Providers Network Authority and Virginia
                        Interactive, LLC dated January 15, 1998(1)

        10.18           Contract for Network Manager Services between Iowa
                        Interactive, Inc. and the State of Iowa by and through Information Technology Services dated April 23, 1998 with letter addendum dated August 7, 1998(1)

        10.19           Contract for Network Manager Services between the
                        Consolidated City of Indianapolis and Marion County by and
                        through the Enhanced Access Board of Marion County and City-
                        County Interactive, LLC dated August 31, 1998 with addendum dated as of the same date(1)

        10.20           State of Maine Contract for Special Services with New
                        England Interactive, Inc. dated April 14, 1999(1)

        10.21           State of Idaho Contract for Electronic Business and portal
                        Services with the Idaho Department of Administration and other Public Agencies, dated December 7, 1999(2)

        10.22           State of Hawaii Contract for Special Services with the State of Hawaii, dated December 29, 1999(2)

        10.23           Employment Agreement between the registrant and Kevin C.
                        Childress dated May 16, 1999(1)

        10.24           Sublease for the registrant's offices at 12 Corporate Woods,
                        Overland Park dated May 14, 1999, and First Sublease
                        Modification Agreement dated December 15, 1999, and Lease
                        for the same address dated January 15, 1995 with First Lease
                        Modification dated October 30, 1996(1)

        10.25           Agreement between Equifax Services and Nebrask@ Online dated
                        March 25, 1996(1)

        10.26           Agreement between ChoicePoint and the Information Network of
                        Kansas dated September 1, 1997(1)

        10.27           Agreement between Equifax/ChoicePoint and the Information
                        Network of Arkansas dated September 2, 1997(1)

        10.28           Agreement between Equifax Systems, Inc. and Access Indian@
                        Information Network dated November 14, 1995(1)

        10.29           Contract for Network Manager Services between the State of
                        Utah and Utah Interactive, Inc. dated as of May 7, 1999(1)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
        10.30           Asset Purchase Agreement between the registrant and Electric
                        Press, Inc, for the acquisition of eFed, a division of
                        Electric Press, Inc., dated as of September 15, 1999(2)

        10.31           Contribution Agreement between the registrant and Conquest
                        Softworks, LLC, dated as of January 12, 2000 Agreement(2)

        10.32           Agreement and Plan of Reorganization and Merger between the registrant and SDR Technologies, Inc., dated as of
                        February 16, 2000(2)

        10.33           Amended and Restated Agreement and Plan of Reorganization
                        and Merger, dated as of May 5, 2000, as amended, by and
                        among the registrant, SDR Acquisition Corp., a California
                        corporation and a wholly owned subsidiary of the registrant, and SDR Technologies, Inc.(3)

        10.34           Registrant's 1999 Stock Option Plan of SDR
                        Technologies, Inc.(4)

        10.35           Agreement and Plan of Merger, dated as of September 8, 2000, by and among the registrant, Cherry Hills Acquisition
                        Sub, Inc., a Colorado corporation and wholly owned
                        subsidiary of the registrant, and Intelligent Decision
                        Technologies, Ltd.

        10.36           Employment agreement between the Registrant and William F.
                        Bradley, dated September 1, 2000

        10.37           Employment agreement between the Registrant and Samuel R.
                        Somerhalder, dated September 1, 2000

        10.38           Employment agreement between the Registrant and Harry H.
                        Herington, dated September 1, 2000

        10.39           Employment agreement between the Registrant and Joseph
                        Nemelka, dated September 1, 2000

        10.40           Employment agreement between the Registrant and James B.
                        Dodd, dated September 1, 2000

        10.41           Employment agreement between the Registrant and Ray G.
                        Coutermarsh, dated September 1, 2000

        10.42           Employment agreement between the Registrant and Pradeep K.
                        Agarwal, dated September 1, 2000

        10.43           Employment agreement between the Registrant and Kevin C.
                        Childress, dated September 1, 2000

        10.44           Employment agreement between the Registrant and Stephen M.
                        Kovzan, dated September 1, 2000

        10.45           Contract Between the State of Tennessee, Department of
                        Finance and Administration and National Information
                        Consortium USA, Inc., dated August 28, 2000.

        10.46 Self Funded Electronic Government Services Term Contract between the Department of Administration of the State of Montana and National Information Consortium USA, Inc., doing business in Montana through the subsidiary Montana
                        Interactive, Inc., dated December 21, 2000.

         21.1           Subsidiaries of the registrant

         23.1           Consent of PricewaterhouseCoopers LLP, Independent
                        Accountants

------------------------

(1) Incorporated by reference to Registration Statement on Form S-1, File No. 333-77939

(2) Incorporated by reference to Registration Statement on Form S-1, File No. 333-30872

(3) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 26, 2000

(4) Incorporated by reference to Registration Statement on Form S-8, File No. 333-37000

    (b) REPORTS ON FORM 8-K.

    A report on Form 8-K was filed with the Securities and Exchange Commission on October 13, 2000, with attached Press Release of the Company dated
October 6, 2000, announcing, under Item 5, that the Company had completed the restructuring of its eGovernment market and product development operations. The Company stated that it had refined its 2001 outlook and projects that it will likely not generate positive EBITDA until 2002 because of its investments in local portals, its AOL/ Government Guide partnership and continued market and core technology development across its eGovernment businesses.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ JEFFERY S. FRASER                  Chairman and Director
     -------------------------------------------                                       March 30, 2001
                  Jeffery S. Fraser

                                                       President, Chief Executive
                  /s/ JAMES B. DODD                      Officer and Director
     -------------------------------------------         (Principal Executive          March 30, 2001
                    James B. Dodd                        Officer)

               /s/ KEVIN C. CHILDRESS                  Chief Financial Officer
     -------------------------------------------         (Principal Financial          March 30, 2001
                 Kevin C. Childress                      Officer)

                /s/ STEPHEN M. KOVZAN                  Vice President, Financial
     -------------------------------------------         Operations (Principal         March 30, 2001
                  Stephen M. Kovzan                      Accounting Officer)

               /s/ JOHN L. BUNCE, JR.                  Director
     -------------------------------------------                                       March 30, 2001
                 John L. Bunce, Jr.

                 /s/ DANIEL J. EVANS                   Director
     -------------------------------------------                                       March 30, 2001
                   Daniel J. Evans

                 /s/ ROSS C HARTLEY                    Director
     -------------------------------------------                                       March 30, 2001
                   Ross C Hartley

                   /s/ PETE WILSON                     Director
     -------------------------------------------                                       March 30, 2001
                     Pete Wilson