Form 10-Q
period 2001-03-31
NATIONAL INFORMATION CONSORTIUM
filed 2001-05-14
CIK 1065332

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

Commission file number  000-26621

NATIONAL INFORMATION CONSORTIUM, INC.
(Exact name of registrant as specified in its charter)

Colorado	52-2077581
(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)

12 Corporate Woods, 10975 Benson Street, Suite 390
Overland Park, Kansas	66210
(Address of principal executive offices)	(Zip Code)

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
Yes   ☒     No   ☐

The number of shares outstanding of the registrant's common stock as of April 30, 2001 was 56,059,914.

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

NATIONAL INFORMATION CONSORTIUM, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
000's except for share amounts

	March 31, 2001	December 31 2000
ASSETS
Current Assets:
Cash and cash equivalents	$8,750	$13,879
Marketable securities	20,905	24,914
Trade accounts receivable	9,783	7,596
Deferred income taxes	-	195
Prepaid expenses	1,852	2,051
Other current assets	3,062	1,954
Total current assets	44,352	50,589
Property and equipment, net	7,583	7,596
Deferred income taxes	13,125	8,965
Other assets	190	200
Investments in affiliates	3,966	4,786
Intangible assets, net	62,290	67,433
Total assets	$131,506	$139,569

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,691	$4,330
Accrued expenses	4,273	2,907
Income taxes payable	188	150
Capital lease obligations - current portion	157	195
Application development contracts	-	356
Other current liabilities	173	196
Total current liabilities	9,482	8,134
Capital lease obligation - long-term portion	6	22
Total liabilities	9,488	8,156

Commitments and contingencies	-	-

Minority interest	453	475

Shareholders' equity:
Common stock, no par, 200,000,000 shares authorized	-	-
56,051,421 and 56,038,571 shares issued and outstanding
Additional paid-in capital	194,844	194,823
Accumulated deficit	(66,969)	(56,835)
Accumulated other comprehensive income	3	1
	127,878	137,989
Less notes and stock subscriptions receivable	(15)	(15)
Less vested warrants issued	(3,870)	(4,222)
Less deferred compensation expense	(2,428)	(2,814)
Total shareholders' equity	121,565	130,938
Total liabilities and shareholders' equity	$131,506	$139,569

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL INFORMATION CONSORTIUM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
000's except for per share amounts

	Three-months ended March 31,
	2001	2000
Revenues:
Portal revenues	$5,455	$4,597
Software and services revenues	2,563	1,603
Total revenues	8,018	6,200
Cost of revenues:
Cost of portal revenues	350	341
Cost of software and services revenues	1,773	2,181
Total cost of revenues (exclusive of depreciation and amortization)	2,123	2,522
Gross profit	5,895	3,678

Operating expenses:
Service development and operations	2,812	1,580
Selling, general and administrative	8,049	4,992
Stock compensation	386	517
Depreciation and amortization	8,386	4,586
Total operating expenses	19,633	11,675

Operating loss	(13,738)	(7,997)

Other income (expense):
Interest expense	(6)	(11)
Other income, net	470	1,202
Equity in net loss of affiliates	(820)	-
Total other income (expense)	(356)	1,191

Loss before income taxes and minority interest	(14,094)	(6,806)
Income tax expense (benefit)	(3,938)	(2,008)

Loss before minority interest	(10,156)	(4,798)
Minority interest	(22)	(93)
Net loss	$(10,134)	$(4,705)

Net loss per share:
Basic and diluted	$(0.18)	$(0.09)

Weighted average shares outstanding	56,041	53,260

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL INFORMATION CONSORTIUM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
000's

	Three-months ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(10,134)	$(4,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,386	4,586
Compensation expense recognized related to stock options	386	517
Loss on disposals of property and equipment	-	2
Accretion of discount on marketable securities	(314)	(1,080)
Application development contracts	(356)	1,158
Deferred income taxes	(3,965)	(2,072)
Minority interest	(22)	(93)
Equity in net loss of affiliates	820	-
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) in trade accounts receivable	(2,187)	(1,714)
(Increase) decrease in prepaid expenses	199	(221)
(Increase) decrease in other current assets	(1,108)	201
Increase (decrease) in other assets	10	(223)
Increase in accounts payable	361	364
Increase in income taxes payable	38	31
Increase in accrued expenses	1,366	294
Increase (decrease) in other current liabilities	(23)	189
Net cash used in operating activities	(6,543)	(2,766)

Cash flows from investing activities:
Purchases of property and equipment	(665)	(1,038)
Proceeds from disposals of property and equipment	-	1
Capitalized software development costs	(2,213)	(396)
Purchases of marketable securities	(20,833)	(170,096)
Maturities of marketable securities	25,157	186,167
Acquisition of businesses, net of cash acquired	-	(6,431)
Investments in affiliates	-	(10,527)
Net cash provided by (used in) investing activities	1,446	(2,320)

Cash flows from financing activities:
Payments on notes payable	-	(50)
Payments on capital lease obligations	(53)	(50)
Proceeds from exercise of employee stock options	21	241
Net cash provided by (used in) financing activities	(32)	141

Net decrease in cash and cash equivalents	(5,129)	(4,945)
Cash and cash equivalents, beginning of year	13,879	9,527
Cash and cash equivalents, end of period	$8,750	$4,582
Other cash flow information:
Interest paid	$6	$11
Income taxes paid	$6	$85

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
National Information Consortium, Inc. ("NIC" or the "Company") has prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  In management's opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the results of operations for the interim periods presented.  These financial statements and notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on April 2, 2001, and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

1.   BASIS OF PRESENTATION
In July 2000, the Emerging Issues Task Force reached a final consensus on Issue 99-19 (“EITF 99-19”), “Recording Revenue Gross as a Principal versus Net as an Agent,” which provides guidance as to the circumstances when a company should recognize revenue based on the gross amount billed to the customer or the net amount retained.  Management decided to present the Company’s revenues from information access fees net of the portion paid to the government.  This change became effective beginning in the fourth quarter of 2000.  Previously, the Company presented such revenues on a gross basis and accrued the costs that it pays to government agencies for data access as cost of revenues.  The new presentation had no impact on gross profit, operating loss, net loss or net loss per share.  Segment and quarterly information for all periods presented reflects the new presentation.  For additional information on this change in revenue presentation, refer to Notes 1 and 22 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 2, 2001.

In the fourth quarter of 2000, the Company decided to reclassify certain information in its consolidated statements of operations.  The Company separated its revenues and cost of revenues into two categories (portal, software and services) for all periods presented.  Previously, the Company presented only one category of revenues and one category of cost of revenues.  The portal category includes revenues and cost of revenues of the Company's subsidiaries operating state and local government portals.  The software and services category includes revenues and cost of revenues of the Company’s Products segment, which includes its NIC Conquest, NIC Technologies and IDT subsidiaries, and the Company’s Procurement segment, which includes its NIC Commerce subsidiary.  Also, cost of revenues, service development and operations expenses, and selling, general and administrative expenses have been reclassified for all periods presented.  The Company now reflects the costs incurred by NIC Conquest and IDT to meet customer contractual commitments as cost of software and services revenues.  Previously, these expenses were primarily included in service development and operations and, to a lesser extent, in selling, general and administrative expenses.  These reclassifications had no impact on total revenues, operating loss, net loss or net loss per share.  Segment information for all periods presented reflects these new classifications.  For additional information on this reclassification, refer to Notes 1 and 22 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 2, 2001.

2.   REPORTABLE SEGMENTS AND RELATED INFORMATION
During the third quarter of 2000, the Company announced the restructuring of its eGovernment applications and services businesses.  In conjunction with the restructuring, the Company also reorganized its management team to support the new corporate structure.  Accordingly, NIC changed the composition of its reportable segments to match the manner by which the segments are internally organized and managed.  The Company’s reportable segments consist of its state and local portal businesses (“Portals”), its eGovernment products businesses (“Products”) and its NIC Commerce government procurement business (“Procurement”).  The Portals segment includes the Company's subsidiaries operating state and local government portals.  The Products segment includes the NIC Conquest and NIC Technologies subsidiaries, which were previously included in the state and local government segment, and the IDT subsidiary.  Unallocated corporate–level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items." Management evaluates the performance of its segments and allocates resources to them based on gross profit and earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, one-time charges and other non-cash charges related to stock compensation and application development contracts ("EBITDA").  There have been no significant intersegment transactions for the periods reported.

The table below reflects summarized financial information concerning the Company's reportable segments for the three months ended March 31 (in thousands):

	Portals	Products	Procurement	Other Reconciling Items	Consolidated Total
2001
Total revenues	$5,455	$2,117	$446	-	$8,018
Total cost of revenues	350	1,325	448	-	2,123
Gross profit	5,105	792	(2)	-	5,895

EBITDA	1,091	(832)	(1,480)	$(3,745)	(4,966)

2000
Total revenues	4,597	190	1,413	-	6,200
Total cost of revenues	341	1,847	334	-	2,522
Gross profit	4,256	(1,657)	1,079	-	3,678

EBITDA	1,504	(491)	(221)	(2,336)	(1,544)

The following is a reconciliation of total segment EBITDA to total consolidated loss before income taxes and minority interest for the three months ended March 31 (in thousands):

	2001	2000
Total EBITDA for reportable segments	$(4,966)	$(1,544)
Application development contracts	-	(1,350)
Stock compensation	(386)	(517)
Depreciation and amortization	(8,386)	(4,586)
Other income, net	470	1,202
Interest expense	(6)	(11)
Equity in net loss of affiliates	(820)	-
Consolidated loss before income taxes and minority interest	$(14,094)	$(6,806)

Due to developments arising in late March 2000 relating to subcontractor performance and technical delivery issues, the Company determined that the balance of revenues remaining to be recognized under an application development contract with the Indiana Secretary of State was not expected to cover the Company’s current estimate of costs to develop and implement the related application and accrued $1.4 million for the expected loss in the first quarter of 2000.

3.   MARKETABLE SECURITIES
The fair value of marketable debt securities at March 31, 2001 and December 31, 2000 is as follows (in thousands):

	Mar. 31, 2001	Dec. 31, 2000
U.S. government obligations	$1,976	$3,968
Corporate debt securities	18,929	20,946
	$20,905	$24,914

The Company's marketable securities are classified as available-for-sale and consist of short-term U.S. government obligations and corporate debt securities.  These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders' equity as accumulated other comprehensive income or loss until realized.  The cost of securities sold is based on the specific identification method.  The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date.  Gross realized gains and losses and unrealized holding gains and losses through March 31, 2001 were not significant.

4.   INVESTMENTS IN AFFILIATES
In the first quarter of 2000, the Company invested in two private companies involved in the e-government services industry, Tidemark Computer Systems, Inc. (“Tidemark”), which has been renamed Tidemark Solutions, Inc., and E-Filing.com, Inc. (“E-Filing”), primarily for strategic purposes. In the fourth quarter of 2000, the Company invested in a private joint venture, e-Government Solutions Limited (“eGS”), primarily to share in the risk of NIC’s international expansion and to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom.  Such investments are accounted for under the equity method, as NIC has the ability to exercise significant influence, but not control, over the investees. Significant influence is generally defined as an ownership interest of the voting stock of an investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Tidemark, E-Filing.com and eGS are in the early stages of operations and are incurring net losses.  The Company regularly reviews the carrying value of these equity method investments and would record impairment losses when events and circumstances indicate that such assets are impaired.  As further discussed in Note 6 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 2, 2001, in the fourth quarter of 2000, the Company recorded a noncash impairment loss of approximately $2.1 million relating to its investment in Tidemark.  At March 31, 2001, the carrying value of the Company’s equity-method investments in Tidemark, E-Filing and eGS totaled approximately $0.3 million, $3.1 million and $0.5 million, respectively.

5.   EMPLOYEE STOCK PURCHASE PLAN
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

The first offering period under this plan commenced on April 1, 2001 and expires on March 31, 2002.  The plan will operate on consecutive twelve month offering periods beginning on April 1of each year.  The closing fair market value of NIC common stock on the first day of the offering period was $3.06 per share.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred.  For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” we “anticipate,” or we “estimate” are forward-looking statements.  Investors should be aware that actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions and those risks discussed in our other filings with the Securities and Exchange Commission.  In addition, we will not necessarily update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.

OVERVIEW
The following discussion summarizes the significant factors affecting operating results of the Company for the three-month periods ended March 31, 2001 and 2000.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

PRESENTATION OF REVENUES AND COST OF REVENUES

As discussed in Note 1 in the Notes to Consolidated Financial Statements included in this Form 10-Q, in the fourth quarter of 2000, we began to recognize revenues for the access of public information net of the transaction fee due to the government.  Previously, the Company presented such revenues on a gross basis and accrued the costs that it pays to government agencies for data access as cost of revenues.  We also started to classify our revenues and cost of revenues into two categories: (1) portal and (2) software and services.  The portal category includes revenues and cost of revenues of the Company's subsidiaries operating state and local government portals.  The software and services category includes revenues and cost of revenues of the Company’s Products segment, which includes the NIC Conquest, NIC Technologies and IDT subsidiaries, and the Company’s Procurement segment, which includes the NIC Commerce subsidiary.  The three-month period ended March 31, 2000 has been reclassified to present information on a comparable basis.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

             REVENUES. Total revenues increased 29% to $8.0 million for the quarter ended March 31, 2001 from $6.2 million in the prior year.  Portal revenues were $5.5 million for the quarter ended March 31, 2001, a 19% increase over $4.6 million in the prior year.  Of this 19% increase, 12% was attributable to an increase in revenues relating to same state portal volumes (states open more than one year) and 7% was from our state portal business units in Idaho and Tennessee, which began to generate substantive revenues in March 2001.  Excluding state portal business units that became fully operational after March 31, 2000 and our state portal contracts in Georgia and Iowa, which we operate under a fixed-price model, same state portal transaction revenues for the quarter ended March 31, 2001 increased 11% over the prior year as a result of increased transaction volumes mainly from our Indiana, Virginia and Utah subsidiaries.  Software and services revenues were $2.6 million for the quarter ended March 31, 2001, a 60% increase over $1.6 million in the prior year. The majority of this increase was from NIC Conquest and from IDT, which was acquired in the fourth quarter of 2000.  Revenues from NIC Conquest increased to $1.3 million for the quarter ended March 31, 2001, a 560% increase over the prior year, as a result of revenues from recently awarded contracts with the states of Minnesota, New York and Oklahoma.  Revenues from NIC Commerce decreased to $0.4 million, a 68% decrease over the prior year, as a result of decreased license sales of its eFed software product.  We anticipate decreased quarterly revenues from NIC Commerce, as compared to the same quarters in 2000, for at least the next two quarters.

             GROSS PROFIT. Total gross profit increased 60% to $5.9 million for the quarter ended March 31, 2001 from $3.7 million in the prior year.  Portal gross profit reached $5.1 million for the quarter ended March 31, 2001, a 20% increase over $4.3 million in the prior year.  This increase was consistent with the increase in portal revenues in the current quarter.  The portal gross profit rate was approximately 94% for the quarter ended March 31, 2001 compared to 93% for the quarter ended March 31, 2000.

             Software and services gross profit was $0.8 million for the quarter ended March 31, 2001 compared to $(0.6 million) for the quarter ended March 31, 2000.  Cost of software and services revenues for the quarter ended March 31, 2000 includes a charge of $1.4 million for anticipated costs in excess of revenues to be recognized under the Company’s application development contract with the Indiana Secretary of State.  Excluding this charge, software and services gross profit would have been $0.8 million in the prior year.

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

             SERVICE DEVELOPMENT AND OPERATIONS. Service development and operations expenses consist primarily of the employee expenses incurred to start up, operate and maintain our government portals as well as the expenses incurred to maintain the computer system and information technology infrastructure throughout our various businesses.  Service development and operations expenses for the quarter ended March 31, 2001 were $2.8 million, a 78% increase over $1.6 million in the prior year.  Of this 78% increase, 26% was attributable to state and local portal business units that became ully operational after March 31, 2000, 7% was from an increase in same state portal expenses, 16% was from NIC Technologies, which was acquired in the second quarter of 2000, 6% was from IDT and 32% was from an increase in corporate level expenses.  Partially offsetting these increases was a 9% decrease in expense from NIC Commerce relating to the capitalization of internal use software costs in the current quarter.  Excluding acquired businesses, new state and local portal business units that became fully operational after March 31, 2000 and corporate level expenses, same state portal service development and operations expenses increased 11% over the quarter ended March 31, 2000 as a result of ongoing technology enhancements and service delivery investment in our state portal partnerships.

             SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter March 31, 2001 were $8.0 million, a 61% increase over $5.0 million in the prior year.  Of this 61% increase, 12% was attributable to new state and local portal business units that became fully operational after March 31, 2000, 4% was from an increase in same state portal expenses, 7% was from NIC Commerce, 5% was from NIC Conquest, 11% was from NIC Technologies and 4% was from IDT.  Additionally, 18% of the increase was from an increase in corporate level expenses as a result of our overall growth and positioning for future growth, including strategic infrastructure investments in marketing, public relations, finance, technology and management personnel.  Excluding acquired businesses, new state portal business units that became fully operational after March 31, 2000 and corporate level expenses, same state portal selling, general and administrative expenses for the quarter ended March 31, 2001 increased 14% over the prior year as a result of ongoing support infrastructure investment in our state portal partnerships.

             DEPRECIATION AND AMORTIZATION. The increase in depreciation and amortization expense for the quarter ended March 31, 2001 was primarily due to intangible asset amortization resulting from our acquisitions of SDR Technologies in May 2000, IDT in October 2000, and the amortization of the fair value of fully vested warrants issued to America Online in August 2000.  Depreciation expense increased by $0.4 million for the quarter ended March 31, 2001 as a result of additions to property and equipment and the depreciation of fixed assets from our businesses that were acquired subsequent to the first quarter of 2000.  These increases were partially offset by a decrease in intangible asset amortization resulting from our March 31, 1998 Exchange Offer.  Certain intangible assets relating to that exchange offer became fully amortized in June 30, 2000 and August 31, 2000.

             OPERATING LOSS. Operating loss for the quarter ended March 31, 2001 was $13.7 million compared to $8.0 million for the quarter ended March 31, 2000.  Excluding non-cash charges for stock compensation, depreciation and amortization and the charge in the first quarter of 2000 relating to the Company’s application development contract with the Indiana Secretary of State, operating loss would have been $5.0 million for the quarter ended March 31, 2001 compared to $1.5 million for the quarter ended March 31, 2000.

             Earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, stock compensation and our application development contracts ("EBITDA") was negative $5.0 million for the quarter ended March 31, 2001 compared to negative $1.5 million for the quarter ended March 31, 2000.  EBITDA from our portal segment decreased by approximately $0.4 million for quarter ended March 31, 2001 primarily due to start up losses in our Hawaii, Idaho, Montana, Tennessee and local portals.  Our Idaho and Tennessee portals began generating substantive revenues in March 2001, while our Hawaii, Montana and local portals had not begun to generate substantive revenues at March 31, 2001.  Excluding the state and local portals that incurred start up losses in the first quarter of 2001, EBITDA from our portal segment increased by $0.2 million for the quarter ended March 31, 2001 primarily as a result increased same state portal transaction volumes.

             For the quarter ended March 31, 2001, EBITDA from our eGovernment products segment, which consists of our NIC Conquest, NIC Technologies and IDT subsidiaries, was negative $0.8 million compared to negative $0.4 million for the quarter ended March 31, 2000.  The decrease in EBITDA in 2001 was primarily the result of payroll-related expenses for product development and product delivery efforts at NIC Technologies, which was acquired subsequent to the first quarter of 2000.  For the quarter ended March 31, 2001, EBITDA from our NIC Commerce government procurement segment was negative $1.5 million compared to negative $0.2 million for the quarter ended March 31, 2000.  The decrease in EBITDA in 2001 was due primarily to initial start up costs to deploy procurement portals in South Carolina, Hawaii and Colorado/Utah, and to decreased revenues compared to the same quarter in the prior year.

             For the quarter ended March 31, 2001, corporate level expenses increased to $3.7 million from $2.3 million in the prior year primarily as a result of the corporate infrastructure investments as discussed above.

             We do not expect to generate positive EBITDA until the second quarter of 2002 because of our continued market expansion efforts in eProcurement, state and local governments and our relationship with America Online.  However, we expect EBITDA to improve on a sequential quarter-over-quarter basis throughout 2001.

             OTHER INCOME, NET. Other income, net, primarily reflects interest income earned on our cash and marketable securities portfolio.  We expect other income, net, to continue to fluctuate in relation to the average balance of our cash and marketable securities portfolio, which was approximately $29.7 million at March 31, 2001 compared to $72.1 million at March 31, 2000.

             EQUITY IN NET LOSS OF AFFILIATES. Equity in net loss of affiliates represents our share of losses of companies in which we have equity method investments that give us the ability to exercise significant influence, but not control, over the investees.  At the end of March 2000, we invested in two private companies involved in the e-government services industry, Tidemark Computer Systems and E-Filing.com, primarily for strategic purposes.  In the fourth quarter of 2000, we invested in a private joint venture, e-Government Solutions Limited, primarily to share in the risk of our international expansion and to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom. These companies are in the early stage of their operations and are incurring net losses. Therefore, we expect to continue to record losses on our equity-method investments in the foreseeable future.  For additional information on our investments in affiliates, refer to Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

             INCOME TAXES. For the quarter ended March 31, 2001, the income tax benefit was less than the amount customarily expected because of expenses that are not deductible for tax purposes including amortization of goodwill from the March 31, 1998 Exchange Offer, the Conquest merger, the SDR acquisition, the IDT acquisition, and certain stock compensation costs.  For the quarter ended March 31, 2000, the income tax benefit was less than the amount customarily expected because of expenses that are not deductible for tax purposes including amortization of goodwill from the Exchange Offer and the Conquest merger, and certain stock compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

             Net cash used in operating activities was $6.5 million for the quarter ended March 31, 2001 compared to $2.8 million for the quarter ended March 31, 2000.  The increase in cash used in operating activities is the result of additional cash needs attributable to NIC Commerce, NIC Technologies, corporate level expenses and to our Hawaii, Idaho, Montana, Tennessee and local portals, all of which incurred start up losses in the first quarter of 2001.  We expect operating cash flow to be negative through at least the end of 2001.  However, we expect operating cash flow to improve throughout 2001, turning positive in 2002.

             Investing activities resulted in net cash generated of approximately $1.4 million for the quarter ended March 31, 2001 reflecting $4.3 million in net maturities of our marketable securities portfolio used for funding operations and for purchases of property and equipment.  Investing activities for the quarter ended March 31, 2001 also reflect approximately $2.2 million in capitalized software development costs mainly from our NIC Commerce, NIC Conquest and NIC Technologies subsidiaries.  Investing activities for the quarter ended March 31, 2000 resulted in net cash used of $2.3 million, reflecting maturities of our marketable securities portfolio used for purchases of property and equipment ($1 million), our business combination with Conquest Softworks, LLC ($4.4 million), our strategic equity investments in Tidemark ($5.5 million) and E-Filing.com ($5 million), and our acquisition of SDR Technologies ($2 million).

             At March 31, 2001, the Company's total cash and marketable securities balance was $29.7 million compared to $38.8 million at December 31, 2000.  We believe that our current liquid resources will be sufficient to meet our operating requirements and significant growth initiatives without the need for additional capital for at least the next twelve months and through the period when we expect to begin to generate positive operating cash flow in 2002.  However, any projections of future cash flows are subject to substantial uncertainty.  If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or obtain a line of credit. The sale of additional equity securities could result in dilution to the Company's shareholders.  From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses.  Acquisitions or investments might impact the Company's liquidity requirements or cause the Company to sell additional equity securities or issue debt securities.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

             INVESTMENT RISK.  In the first quarter of 2000, we invested in two private companies involved in the e-government services industry, Tidemark and E-Filing.com, primarily for strategic purposes. In the fourth quarter of 2000, we invested in a private joint venture, eGS, primarily to share in the risk of our international expansion and to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom.  Such investments are accounted for under the equity method, as we have the ability to exercise significant influence, but not control, over the investees. Significant influence is generally defined as an ownership interest of the voting stock of an investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method is appropriate. We regularly review the carrying value of these equity method investments and would record impairment losses when events and circumstances indicate that such assets are impaired.  As further discussed in Note 4 to the Notes to Consolidated Financial Statements included in this Form 10-Q, in the fourth quarter of 2000, we recorded a noncash impairment loss of approximately $2.1 million relating to our investment in Tidemark.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INFORMATION CONSORTIUM, INC.

Dated: May 10, 2001	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Vice President, Financial
Operations and Chief Accounting
Officer