Form 10-Q
period 2001-06-30
NATIONAL INFORMATION CONSORTIUM
filed 2001-08-13
CIK 1065332

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission file number  000-26621

NATIONAL INFORMATION CONSORTIUM, INC.

(Exact name of registrant as specified in its charter)

Colorado	52-2077581

(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

12 Corporate Woods, 10975 Benson Street, Suite 390, Overland Park, Kansas	66210

(Address of principal executive offices)	(Zip Code)

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

Yes  ☒  No  ☐

The number of shares outstanding of the registrant's common stock as of July 31, 2001 was 56,073,911.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NATIONAL INFORMATION CONSORTIUM, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
000's except for share amounts

	June 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$14,097	$13,879
Marketable securities	12,632	24,914
Trade accounts receivable	11,288	7,596
Deferred income taxes	-	195
Prepaid expenses	1,690	2,051
Other current assets	1,134	1,954

Total current assets	40,841	50,589
Property and equipment, net	7,930	7,596
Deferred income taxes	17,073	8,965
Other assets	192	200
Investments in affiliates	3,004	4,786
Intangible assets, net	57,523	67,433

Total assets	$126,563	$139,569

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,468	$4,330
Accrued expenses	5,065	2,907
Income taxes payable	191	150
Capital lease obligations - current portion	112	195
Application development contracts	-	356
Other current liabilities	669	196

Total current liabilities	13,505	8,134
Capital lease obligation - long-term portion	5	22

Total liabilities	13,510	8,156

Commitments and contingencies (Note 4)	-	-

Minority interest	463	475

Shareholders' equity:
Common stock, no par, 200,000,000 shares authorized 56,073,911 and 56,038,571 shares issued and outstanding	-	-
Additional paid-in capital	194,890	194,823
Accumulated deficit	(76,725)	(56,835)
Accumulated other comprehensive income	1	1

	118,166	137,989
Less notes and stock subscriptions receivable	(15)	(15)
Less vested warrants issued	(3,519)	(4,222)
Less deferred compensation expense	(2,042)	(2,814)

Total shareholders' equity	112,590	130,938

Total liabilities and shareholders' equity	$126,563	$139,569

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL INFORMATION CONSORTIUM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
000's except for per share amounts

	Three-months ended June 30,		Six-months ended June 30,

	2001	2000	2001	2000

Revenues:
Portal revenues	$6,365	$4,435	$11,820	$9,032
Software and services revenues	3,609	3,043	6,172	4,646

Total revenues	9,974	7,478	17,992	13,678

Cost of revenues:
Cost of portal revenues	364	468	714	809
Cost of software and services revenues	2,527	2,125	4,300	4,306

Total cost of revenues (exclusive of depreciation and amortization)	2,891	2,593	5,014	5,115

Gross profit	7,083	4,885	12,978	8,563

Operating expenses:
Service development and operations	3,095	2,267	5,907	3,847
Selling, general and administrative	8,237	7,476	16,286	12,469
Stock compensation	404	398	790	915
Depreciation and amortization	8,455	6,712	16,841	11,298

Total operating expenses	20,191	16,853	39,824	28,529

Operating loss	(13,108)	(11,968)	(26,846)	(19,966)

Other income (expense):
Interest expense	(4)	(21)	(10)	(31)
Other income, net	136	998	606	2,200
Equity in net loss of affiliates	(676)	(1,684)	(1,496)	(1,684)

Total other income (expense)	(544)	(707)	(900)	485

Loss before income taxes and minority interest	(13,652)	(12,675)	(27,746)	(19,481)
Income tax expense (benefit)	(3,906)	(3,769)	(7,844)	(5,777)

Loss before minority interest	(9,746)	(8,906)	(19,902)	(13,704)
Minority interest	10	67	(12)	(25)

Net loss	$(9,756)	$(8,973)	$(19,890)	$(13,679)

Net loss per share:
Basic and diluted	$(0.17)	$(0.16)	$(0.35)	$(0.25)

Weighted average shares outstanding	56,067	54,532	56,054	53,896

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL INFORMATION CONSORTIUM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
000's

	Six-months ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(19,890)	$(13,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,841	11,298
Compensation expense recognized related to sale of common stock	18	12
Compensation expense recognized related to stock options	772	903
Loss on disposals of property and equipment	56	4
Accretion of discount on marketable securities	(498)	(2,029)
Application development contracts	(356)	851
Deferred income taxes	(7,915)	(5,853)
Minority interest	(12)	(25)
Equity in net loss of affiliates	1,496	1,684
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) in trade accounts receivable	(3,692)	(2,955)
(Increase) decrease in prepaid expenses	361	(450)
Decrease in other current assets	778	27
(Increase) decrease in other assets	8	(25)
Increase in accounts payable	2,730	802
Increase in accrued expenses	2,158	502
Increase in income taxes payable	41	45
Increase (decrease) in other current liabilities	142	(147)

Net cash used in operating activities	(6,962)	(9,035)

Cash flows from investing activities:
Purchases of property and equipment	(1,406)	(2,377)
Proceeds from disposals of property and equipment	12	1
Capitalized software development costs	(4,817)	(998)
Purchases of marketable securities	(28,598)	(215,069)
Maturities of marketable securities	41,376	247,130
Acquisition of businesses, net of cash acquired	-	(8,118)
Investments in affiliates	-	(10,787)
Proceeds from sale of affiliate	662	-

Net cash provided by investing activities	7,229	9,782

Cash flows from financing activities:
Payments on bank lines of credit	-	(2,050)
Payments on notes payable	-	(50)
Payments on capital lease obligations	(99)	(96)
Payments to purchase treasury stock	-	(101)
Proceeds from issuance of common stock to employees	-	112
Proceeds from exercise of employee stock options	50	451

Net cash used in financing activities	(49)	(1,734)

Net increase (decrease) in cash and cash equivalents	218	(987)
Cash and cash equivalents, beginning of year	13,879	9,527

Cash and cash equivalents, end of period	$14,097	$8,540
Other cash flow information:
Interest paid	$11	$31

Income taxes paid	$80	$85

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

In the fourth quarter of 2000, the Company decided to reclassify certain information in its consolidated statements of operations.  The Company separated its revenues and cost of revenues into two categories (portal, software and services) for all periods presented.  Previously, the Company presented only one category of revenues and one category of cost of revenues.  The portal category includes revenues and cost of revenues primarily from the Company's subsidiaries operating state and local government portals.  The software and services category includes revenues and cost of revenues of the Company’s Products segment, which includes its NIC Conquest, NIC Technologies and IDT subsidiaries, and the Company’s Procurement segment, which includes its NIC Commerce subsidiary.  Also, cost of revenues, service development and operations expenses, and selling, general and administrative expenses have been reclassified for all periods presented.  The Company now reflects the costs incurred by NIC Conquest and IDT to meet customer contractual commitments as cost of software and services revenues.  Previously, these expenses were primarily included in service development and operations and, to a lesser extent, in selling, general and administrative expenses.  These reclassifications had no impact on total revenues, operating loss, net loss or net loss per share.  Segment information for all periods presented reflects these new classifications.  For additional information on this reclassification, refer to Notes 1 and 22 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 2, 2001.

2. REPORTABLE SEGMENTS AND RELATED INFORMATION
During the third quarter of 2000, the Company announced the restructuring of its eGovernment applications and services businesses.  In conjunction with the restructuring, the Company also reorganized its management team to support the new corporate structure.  Accordingly, NIC changed the composition of its reportable segments to match the manner by which the segments were internally organized and managed.  In the second quarter of 2001, the Company changed the internal composition of its reportable segments and began to allocate expenses of certain corporate departments that support the Company’s state and local portal operations to the Portals segment.  In addition, the division that manages the Company’s relationship with America Online (the “AOL division”) began to generate substantive revenues during the second quarter of 2001 and is included in a separate reportable segment.  The Company’s reportable segments consist of its state and local portal businesses (“Portals”), its eGovernment products businesses (“Products”), its NIC Commerce government procurement business (“Procurement”) and its AOL division (“Other”).  The Portals segment includes the Company's subsidiaries operating state and local government portals and the corporate divisions that support portal operations.  The Products segment includes the NIC Conquest and NIC Technologies subsidiaries, which were previously included in the state and local government segment, and the IDT subsidiary.  The AOL division was previously included in unallocated corporate-level expenses.  Unallocated corporate–level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items."  Segment information for all periods presented has been restated to reflect the new internal organization of the Company.  Management evaluates the performance of its segments and allocates resources to them based on gross profit and earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, one-time charges and other non-cash charges related to stock compensation and application development contracts ("EBITDA").  There have been no significant intersegment transactions for the periods reported.

The table below reflects summarized financial information concerning the Company's reportable segments for the three months ended June 30 (in thousands):

	Portals	Products
Procurement
				Other	Other Reconciling Items	Consolidated Total

2001
Revenues	$6,144	$3,036	$619	$175	$-	$9,974
Cost of revenues	364	2,282	245	-	-	2,891

Gross profit	5,780	754	374	175	-	7,083

EBITDA	784	(894)	(1,459)	(244)	(2,436)	(4,249)

2000
Revenues	4,415	1,952	1,111	-	-	7,478
Cost of revenues	468	1,636	489	-	-	2,593

Gross profit	3,947	316	622	-	-	4,885

EBITDA	628	(280)	(1,522)	(33)	(2,816)	(4,023)

The following is a reconciliation of total segment EBITDA to total consolidated loss before income taxes and minority interest for the three months ended June 30 (in thousands):

	2001	2000

Total EBITDA for reportable segments	$(4,249)	$(4,023)
Withdrawn secondary offering expenses	-	(835)
Stock compensation	(404)	(398)
Depreciation and amortization	(8,455)	(6,712)
Other income, net	136	998
Interest expense	(4)	(21)
Equity in net loss of affiliates	(676)	(1,684)

Consolidated loss before income taxes and minority interest	$(13,652)	$(12,675)

The table below reflects summarized financial information concerning the Company's reportable segments for the six months ended June 30 (in thousands):

	Portals	Products	Procurement	Other	Other Reconciling Items	Consolidated Total

2001
Revenues	$11,576	$5,176	$1,065	$175	$-	$17,992
Cost of revenues	714	3,607	693	-	-	5,014

Gross profit	10,862	1,569	372	175	-	12,978

EBITDA	1,273	(1,791)	(2,939)	(741)	(5,017)	(9,215)

2000
Revenues	8,948	2,206	2,524	-	-	13,678
Cost of revenues	809	3,483	823	-	-	5,115

Gross profit	8,139	(1,277)	1,701	-	-	8,563

EBITDA	1,956	(772)	(1,743)	(33)	(4,976)	(5,568)

The following is a reconciliation of total segment EBITDA to total consolidated loss before income taxes and minority interest for the six months ended June 30 (in thousands):

	2001	2000

Total EBITDA for reportable segments	$(9,215)	$(5,568)
Application development contracts	-	(1,350)
Withdrawn secondary offering expenses	-	(835)
Stock compensation	(790)	(915)
Depreciation and amortization	(16,841)	(11,298)
Other income, net	606	2,200
Interest expense	(10)	(31)
Equity in net loss of affiliates	(1,496)	(1,684)

Consolidated loss before income taxes and minority interest	$(27,746)	$(19,481)

Due to developments arising in late March 2000 relating to subcontractor performance and technical delivery issues, the Company determined that the balance of revenues remaining to be recognized under an application development contract with the Indiana Secretary of State was not expected to cover the Company’s current estimate of costs to develop and implement the related application and accrued $1,350,000 for the expected loss in cost of software and services revenues in the first quarter of 2000.  On February 22, 2000, the Company filed a registration statement on Form S-1 with the SEC for an offering of approximately 8.1 million shares of the Company’s common stock.  On April 5, 2000, the Company announced its intention to withdraw the stock offering due to adverse market conditions.  Direct costs related to the withdrawn offering of approximately $835,000 were expensed in selling, general and administrative expenses in the second quarter of 2000.

3. MARKETABLE SECURITIES
The fair value of marketable debt securities at June 30, 2001 and December 31, 2000 is as follows (in thousands):

	June 30, 2001	Dec. 31, 2000

U.S. government obligations	$1,999	$3,968
Corporate debt securities	10,633	20,946

	$12,632	$24,914

The Company's marketable securities are classified as available-for-sale and consist of short-term U.S. government obligations and corporate debt securities.  These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders' equity as accumulated other comprehensive income or loss until realized.  The cost of securities sold is based on the specific identification method.  The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date.  Gross realized gains and losses and unrealized holding gains and losses through June 30, 2001 were not significant.

At June 30, 2001, the Company has pledged approximately $1.6 million of its marketable securities as collateral for letters of credit, performance bonds and its $1 million bank line of credit in conjunction with a corporate credit card agreement.

4. INVESTMENTS IN AFFILIATES
In the first quarter of 2000, the Company invested in two private companies involved in the e-government services industry, Tidemark Computer Systems, Inc. (“Tidemark”), which was renamed Tidemark Solutions, Inc., and E-Filing.com, Inc. (“E-Filing”), primarily for strategic purposes. In the fourth quarter of 2000, the Company invested in a private joint venture, e-Government Solutions Limited (“eGS”), primarily to share in the risk of NIC’s international expansion and to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom.  Such investments have been accounted for under the equity method, as NIC has the ability to exercise significant influence, but not control, over the investees. Significant influence is generally defined as an ownership interest of the voting stock of an investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method of accounting is appropriate.

In May 2001, a private technology company acquired Tidemark for cash consideration of approximately $1.6 million.  NIC received approximately $0.7 million in cash from the transaction and has no investment balance remaining at June 30, 2001.

E-Filing and eGS are in the early stages of operations and are incurring net losses.  The Company regularly reviews the carrying value of its equity method investments and would record impairment losses when events and circumstances indicate that such assets are impaired.  To date, the Company has not recorded any such impairment losses on its investments in E-Filing or eGS.  At June 30, 2001, the carrying value of the Company’s equity-method investments in E-Filing and eGS totaled approximately $2.6 million and $0.4 million, respectively.  For additional information on the Company’s equity method investments, refer to Note 6 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 2, 2001.

5. GOVERNMENT PORTAL CONTRACTS
In May 2001, National Information Consortium USA, Inc., a wholly owned subsidiary of NIC, commenced a five-year contract, with two one-year optional renewal periods, with the Florida Association of Court Clerks (“FACC”) to develop and manage a comprehensive records database and access system to support the Clerks of the Court in Florida counties.  By mandate of the Florida Legislature, the Florida Integrated Public Access System (“IPAS”) will allow businesses and citizens to conduct statewide searches of official records throughout the state.  IPAS will provide Internet-based public access to official records maintained by the Clerks of Court in the State of Florida dating back to January 1, 1990.  Under the contract, the FACC will pay the Company approximately $1.4 million to develop the portal’s infrastructure and certain applications, of which $0.8 million will be paid in the form of direct payments by FACC and $0.6 million will be in the form of fees from transactions conducted through the IPAS portal.  After the Company has been paid for the initial development work, the Company and FACC will share in the transaction revenues generated by the IPAS portal.  The portal official records index is expected to become operational in the fourth quarter of 2001.

In June 2001, New England Interactive, Inc., a wholly owned subsidiary of NIC, commenced a five-year contract, with two two-year optional renewal periods, with the State of Rhode Island to develop and operate Rhode Island’s eGovernment Internet portal that will provide electronic transactions and expanded access to public information.  Under the contract, NIC will fund initial investment and ongoing operational costs.  In connection with the revenues generated under the contract, the Company is entitled to retain all revenues remaining after payment of statutory fees for retrieval of public information and all network operating expenses.  The portal is expected to become operational in the fourth quarter of 2001.

In June 2001, National Information Consortium USA, Inc. commenced a one-year contract, with four one-year optional renewal periods, with the State of Oklahoma to develop and manage Oklahoma’s eGovernment Internet portal that will provide electronic transactions and expanded access to public information.  Under the contract, the State of Oklahoma will initially pay the Company approximately $1.1 million to develop the portal’s infrastructure, and individual state agencies will separately fund the costs to develop specific applications.  The portal is expected to become operational in the fourth quarter of 2001.

6. RECENT ACCCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 addresses the accounting and reporting for business combinations and requires that all business combinations be accounted for using one method, the purchase method.  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and contains certain transition provisions, effective for the Company beginning January 1, 2002, that apply to purchase method business combinations for which the acquisition date was before July 1, 2001.  SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually.  SFAS No. 142 is effective for the Company beginning January 1, 2002.  The Company is currently evaluating the impact that adopting SFAS Nos. 141 and 142 will have on its consolidated financial position and results of operations.

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

OVERVIEW

The following discussion summarizes the significant factors affecting operating results of the Company for the three- and six-month periods ended June 30, 2001 and 2000.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

PRESENTATION OF REVENUES AND COST OF REVENUES

As discussed in Note 1 in the Notes to Consolidated Financial Statements included in this Form 10-Q, in the fourth quarter of 2000, we began to recognize revenues for the access of public information net of the transaction fee due to the government.  Previously, the Company presented such revenues on a gross basis and accrued the costs that it pays to government agencies for data access as cost of revenues.  We also started to classify our revenues and cost of revenues into two categories: (1) portal and (2) software and services.  The portal category includes revenues and cost of revenues primarily from the Company's subsidiaries operating state and local government portals.  The software and services category includes revenues and cost of revenues of the Company’s Products segment, which includes the NIC Conquest, NIC Technologies and IDT subsidiaries, and the Company’s Procurement segment, which includes the NIC Commerce subsidiary.  The three- and six-month periods ended June 30, 2000 has been reclassified to present information on a comparable basis.

RESULTS OF OPERATIONS

             REVENUES. Total revenues increased 33% for the quarter ended June 30, 2001 from the prior year.  Portal revenues for the current quarter increased 44% over the prior year.  Of this increase, 19% was attributable to an increase in revenues relating to same state portal volumes (states open more than one year) and 18% was from our state portal business units in Idaho and Tennessee, which began to generate substantive revenues in March 2001, and to a lesser extent from our Hawaii and Montana contracts, which had not begun to generate significant driver’s license record access (DMV) revenues at June 30, 2001.  Approximately 4% of the increase in portal revenues for the current quarter was from our AOL division, which began to generate substantive advertising revenues subsequent to the launch of AOL’s Government Guide in March 2001, and 3% was from our local portals in San Francisco, Tampa, Dallas County and Kent County.  Excluding our less mature state portal business units in Hawaii, Idaho, Montana and Tennessee (states open less than one year) and our state portal contracts in Georgia and Iowa, which we operate primarily under a fixed-price model, same state portal transaction revenues for the quarter ended June 30, 2001 increased 20% over the prior year as a result of increased transaction volumes mainly from our Indiana, Virginia and Utah subsidiaries.

             Software and services revenues for the current quarter increased 19% over the prior year. The majority of this increase was from NIC Conquest and from IDT, which we acquired in the fourth quarter of 2000.  Software and services revenues from NIC Conquest increased to $1.8 million for the quarter ended June 30, 2001, a 21% increase over the prior year, as a result of revenues from contracts with the states of Minnesota, New York and Oklahoma.  Revenues from IDT were $0.8 million for the quarter ended June 30, 2001.  Revenues from NIC Commerce decreased 48% from the prior year due to an anticipated fall-off in license revenues from its eFed software product, a trend that began in the third quarter of 2000 when NIC Commerce modified its business model.  As procurement portals in Colorado/Utah, South Carolina and Houston/Galveston become more fully operational in the second half of 2001, we expect an increase in transaction-based revenues from NIC Commerce.  However, we anticipate decreased quarterly revenues from NIC Commerce through at least the end of the third quarter of 2001 as compared to 2000.

             Total revenues increased 32% for the six months ended June 30, 2001 over the prior year.  Portal revenues for the six months ended June 30, 2001 increased 31% over the prior year.  Of this increase, 15% was attributable to an increase in revenues relating to same state portal volumes, 12% was from our state portal business units in Idaho and Tennessee, 2% was from our AOL division, 1% was from our state portal business units in Hawaii and Montana and 1% was from our local portals.  Software and services revenues increased 33% for the six months ended June 30, 2001 over the prior year.  This increase was primarily attributable to an increase in revenues from NIC Conquest and IDT, which was partially offset by a decrease in license revenues from NIC Commerce, as further discussed above.

             GROSS PROFIT. Total gross profit increased 45% for the quarter ended June 30, 2001 from the prior year.  Portal gross profit increased by 51% and 35% for the three- and six-month periods ended June 30, 2001, respectively.  These increases are consistent with the corresponding increases in portal revenues for the respective periods.  Software and services gross profit for the current quarter increased 18% over the prior year.  This increase was consistent with the increase in software and services revenues in the current quarter. For the six months ended June 30, 2001, software and services gross profit increased by approximately 450%.  Cost of software and services revenues for six months ended June 30, 2000 includes a charge of approximately $1.4 million recoded in the first quarter of 2000 for anticipated costs in excess of revenues to be recognized under the Company’s application development contract with the Indiana Secretary of State.  Excluding this charge, software and services gross profit would have been $1.7 million in the prior year.

             SERVICE DEVELOPMENT AND OPERATIONS. Service development and operations expenses consist primarily of information technology employee expenses incurred to start up, operate and maintain our government portals as well as the expenses incurred to maintain the computer system and information technology infrastructure throughout our various businesses.  Service development and operations expenses for the quarter ended June 30, 2001 increased by 37% over the prior year.  Of this increase, 16% was attributable to state and local portal business units that became fully operational after June 30, 2000, 16% was from NIC Technologies, which was acquired in May 2000, 6% was from NIC Commerce, 4% was from our AOL division that was formed in the third quarter of 2000, and 2% was from IDT.  Partially offsetting these increases was a 3% decrease in same state portal expenses and a 4% decrease in corporate expenses.  Excluding acquired businesses, new state and local portal business units that became fully operational after June 30, 2000 and corporate level expenses, same state portal service development and operations expenses decreased 6% from the quarter ended June 30, 2000.

             Service development and operations expenses for the six months ended June 30, 2001 increased by 54% over the prior year.  Of this increase, 20% was attributable to state and local portal business units that became fully operational after June 30, 2000, 16% was from NIC Technologies, 9% was from corporate expenses, 4% was from AOL, 3% was from IDT and 2% was from same state portal expenses.  Same state portal service development and operations expenses increased 2% over the six months ended June 30, 2000.

             SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended June 30, 2001 increased 10% over the prior year.  Excluding a one-time cash charge of approximately $0.8 million during the second quarter of 2000 relating to our withdrawn common stock offering, selling, general and administrative expenses increased by 24% over the prior year.  Of this increase, 12% was attributable to new state and local portal business units that became fully operational after June 30, 2000, 5% was from an increase in same state portal expenses, 7% was from NIC Conquest, 5% was from AOL and 3% was from IDT.  Partially offsetting these increases was a 7% decrease from NIC Commerce and a 1% decrease from NIC Technologies, reflecting our restructuring efforts with these businesses.  Same state portal selling, general and administrative expenses for the quarter ended June 30, 2001 increased 24% over the prior year as a result of ongoing support infrastructure investment in our state portal partnerships.

             Selling, general and administrative expenses for the six months ended June 30, 2001 increased 31% over the prior year.  Excluding the one-time cash charge relating to our withdrawn common stock offering as discussed above, selling, general and administrative expenses increased by 40% over the prior year.  Of this increase, 12% was attributable to new state and local portal business units that became fully operational after June 30, 2000, 4% was from an increase in same state portal expenses, 6% was from NIC Conquest, 7% was from AOL, 4% was from NIC Technologies, 3% was from IDT and 4% was from corporate-level expenses.  Partially offsetting these increases was a 1% decrease from NIC Commerce.  Same state portal selling, general and administrative expenses for the quarter ended June 30, 2001 increased 19% over the prior year as a result of ongoing support infrastructure investment in our state portal partnerships.

             DEPRECIATION AND AMORTIZATION. The increase in depreciation and amortization expense for the three- and six-month periods ended June 30, 2001 was primarily due to purchase accounting intangible asset amortization resulting from our acquisitions of SDR Technologies in May 2000, IDT in October 2000, and the amortization of the fair value of fully vested warrants issued to America Online in August 2000.  Depreciation and capitalized software amortization expense increased by $0.6 million and $1.1 million for the three- and six month periods ended June 30, 2001, respectively, as a result of additions to property and equipment, the depreciation of fixed assets from our businesses that were acquired subsequent to the first quarter of 2000 and the amortization of capitalized software development costs from our NIC Commerce business.  These increases were partially offset by a decrease in purchase accounting intangible asset amortization resulting from our March 31, 1998 exchange offer.  Certain intangible assets relating to that exchange offer became fully amortized at June 30, 2000 and August 31, 2000.

             OPERATING LOSS. Operating loss for the quarter ended June 30, 2001 was $13.1 million compared to $12.0 million for the quarter ended June 30, 2000.  Excluding non-cash charges for stock compensation, depreciation and amortization and the charge in the second quarter of 2000 relating to the withdrawn common stock offering, operating loss would have been $4.2 million for the quarter ended June 30, 2001 compared to $4.0 million for the quarter ended June 30, 2000.  Operating loss for the six months ended June 30, 2001 was $26.8 million compared to $20.0 million for the six months ended June 30, 2000.  Excluding non-cash charges for stock compensation, depreciation and amortization, the charge in the first quarter of 2000 relating to the Company’s application development contract with the Indiana Secretary of State and the charge in the second quarter of 2000 relating to the withdrawn common stock offering, operating loss would have been $9.2 million for the six months ended June 30, 2001 compared to $5.6 million for the six months ended June 30, 2001.

             Earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, stock compensation, one-time charges and our application development contracts ("EBITDA") was negative $4.2 million for the quarter ended June 30, 2001 compared to negative $4.0 million for the quarter ended June 30, 2000.  EBITDA for the six months ended June 30, 2001 was negative $9.2 million compared to negative $5.6 million for the six months ended June 30, 2000.  Positive EBITDA from our portal segment increased by approximately $0.2 million for quarter ended June 30, 2001 primarily due to our Tennessee and Idaho portals, which began to generate substantive revenues and positive EBITDA in March 2001.  Same state EBITDA (states open more than one year) increased by $0.7 million, or 48%, for the quarter ended June 30, 2001 primarily as a result increased same state portal transaction volumes.  For the six months ended June 30, 2001, EBITDA from the portal segment decreased by approximately $0.7 million from the prior year primarily as a result of increased corporate-level payroll and market development expenses attributable to our local portals.  Same state EBITDA increased by $1.0 million, or 29%, for the six months ended June 30, 2001 primarily as a result of increased same state portal transaction volumes.

             For the quarter ended June 30, 2001, EBITDA from our eGovernment products segment, which consists of our NIC Conquest, NIC Technologies and IDT subsidiaries, was negative $0.9 million compared to negative $0.3 million for the quarter ended June 30, 2000.  This decrease was primarily due to a decrease in EBITDA from our NIC Conquest subsidiary, which incurred increased marketing and new product development expenses in the current quarter.  For the six months ended June 30, 2001, EBITDA from our products segment was negative $1.8 million compared to negative $0.8 million for the six months ended June 30, 2000.  This decrease was due to a decrease in EBITDA from NIC Conquest as discussed above and to payroll-related expenses for product development and product delivery efforts at NIC Technologies, which was not included in the Company’s results of operations until acquisition in May 2000.

             For the quarters ended June 30, 2001 and 2000, EBITDA from our NIC Commerce government procurement segment was negative $1.5 million.  For the six months ended June 30, 2001, EBITDA from our procurement segment was negative $2.9 million compared to negative $1.7 million for the six months ended June 30, 2000.  The decrease in EBITDA in 2001 was due primarily to initial start up costs to deploy procurement portals in South Carolina and Colorado/Utah, and to decreased revenues compared to the prior year.  As discussed above, revenues from NIC Commerce decreased from the prior year due to an anticipated fall-off in license revenues from its eFed software product, a trend that began in the third quarter of 2000 when NIC Commerce modified its business model.

             For the three- and six-month periods ended June 30, 2001, the decrease in Other EBITDA is attributable to our strategic agreement with America Online.  Our AOL division became fully operational in the third quarter of 2000.

             For the quarter ended June 30, 2001, corporate level expenses decreased by approximately $0.4 million from the prior year primarily as a result of overall cost containment efforts at the corporate level and decreased marketing and public relations expenses.  Due to our ongoing cost containment efforts throughout 2001, corporate level expenses remained relatively flat for the six months ended June 30, 2001 compared to the prior year.

             We expect EBITDA to improve on a sequential quarter-over-quarter basis throughout 2001 and to generate positive EBITDA by the end of the first quarter of 2002.

             OTHER INCOME, NET. Other income, net, primarily reflects interest income earned on our cash and marketable securities portfolio.  We expect other income, net, to continue to fluctuate in relation to the balance of our cash and marketable securities portfolio, which was approximately $26.7 million at June 30, 2001 compared to $61.0 million at June 30, 2000.

             EQUITY IN NET LOSS OF AFFILIATES. Equity in net loss of affiliates represents our share of losses of companies in which we have equity method investments that give us the ability to exercise significant influence, but not control, over the investees.  At the end of March 2000, we invested in two private companies involved in the e-government services industry, Tidemark and E-Filing, primarily for strategic purposes.  As further discussed in Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-Q, Tidemark was acquired by a private technology company in May 2001, and accordingly, NIC ceased recording its share of Tidemark’s net losses upon acquisition.  In the fourth quarter of 2000, we invested in a private joint venture, eGS, primarily to share in the risk of our international expansion and to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom. E-Filing and eGS are in the early stage of their operations and are incurring net losses. Therefore, we expect to continue to record losses on our equity-method investments in the foreseeable future.

             INCOME TAXES. For the three- and six-month periods ended June 30, 2001, the income tax benefit was less than the amount customarily expected because of expenses that are not deductible for tax purposes including amortization of goodwill from the March 31, 1998 exchange offer, the Conquest merger, the SDR acquisition, the IDT acquisition, and certain stock compensation costs.  For the three- and six-month periods ended June 30, 2000, the income tax benefit was less than the amount customarily expected because of expenses that are not deductible for tax purposes including amortization of goodwill from the exchange offer, the Conquest merger and the SDR acquisition, and certain stock compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

             Net cash used in operating activities was $7.0 million for the six months ended June 30, 2001 compared to $9.0 million for the six months ended June 30, 2000.  The decrease in cash used in operating activities is primarily the result of a positive net change in operating assets and liabilities for the six months ended June 30, 2001 as compared to the prior year.  Contributing to this change was a decrease in other current assets, specifically a decrease in costs incurred in excess of billings related to NIC Conquest’s fixed price contracts.  NIC Conquest has been successful recently in negotiating certain of its fixed price contracts whereby a portion of the contract price is paid prior to the commencement of development work.  In the second quarter of 2001, NIC Conquest collected approximately $1.3 million prior to the commencement of development work on certain of its state Uniform Commercial Code and corporations software application development contracts.   These collections reduced the cost incurred in excess of billings balance recorded in other current assets in the consolidated balance sheets.  Also contributing to the positive working capital change was an increase in accrued expenses, partially due to accrued subcontractor costs from our NIC Conquest business, and a decrease in prepaid expenses, primarily due to the amortization of the prepaid carriage fee under our arrangement with AOL.  The increase in accounts receivable and accounts payable for the six months ended June 30, 2001 was primarily due to our Tennessee portal, and to a lesser extent our Idaho portal, which began to generate substantive revenues in March 2001.  The statutory fees charged for data access by our state portals are accrued as accounts receivable and accounts payable at the time services are provided.  We expect operating cash flow to be negative through at least the end of 2001.  However, we expect operating cash flow to improve throughout 2001, turning positive in 2002.

             Investing activities resulted in net cash generated of approximately $7.2 million for the six months ended June 30, 2001 reflecting $12.8 million in net maturities of our marketable securities portfolio used for funding operations and for purchases of property and equipment.  Investing activities for the six months ended June 30, 2001 also reflect approximately $4.8 million in capitalized software development costs mainly from our NIC Commerce, NIC Conquest and NIC Technologies subsidiaries.  Investing activities for the six months ended June 30, 2000 resulted in net cash generated of $9.8 million, reflecting $32.0 million in net maturities of our marketable securities portfolio used for funding operations and for purchases of property and equipment ($2.4 million), our business combination with Conquest Softworks, LLC ($4.6 million), our strategic equity investments in Tidemark ($5.5 million) and E-Filing ($5.3 million), and our acquisition of SDR Technologies ($3.5 million).  Investing activities for the six months ended June 30, 2000 also reflect approximately $1.0 million in capitalized software development costs in our NIC Commerce and NIC Conquest subsidiaries.

             At June 30, 2001, the Company's total cash and marketable securities balance was $26.7 million compared to $38.8 million at December 31, 2000.  We believe that our current liquid resources will be sufficient to meet our operating requirements and significant growth initiatives without the need for additional capital for at least the next twelve months and through the period when we expect to begin to generate positive operating cash flow in 2002.  However, any projections of future cash flows are subject to substantial uncertainty.  If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or obtain a line of credit. The sale of additional equity securities could result in dilution to the Company's shareholders.  From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses.  Acquisitions or investments might impact the Company's liquidity requirements or cause the Company to sell additional equity securities or issue debt securities.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             INTEREST RATE RISK.  Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our short-term investments in marketable debt securities and cash balances. Because our investments are in short-term, investment–grade, interest–bearing marketable securities, we are exposed to minimal risk on the principal of those investments. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We do not use derivative financial instruments.

             INVESTMENT RISK.  In the first quarter of 2000, we invested in two private companies involved in the e-government services industry, Tidemark and E-Filing, primarily for strategic purposes. As further discussed in Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-Q, Tidemark was acquired by a private technology company in May 2001.  In the fourth quarter of 2000, we invested in a private joint venture, eGS, primarily to share in the risk of our international expansion and to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom.  Such investments are accounted for under the equity method, as we have the ability to exercise significant influence, but not control, over the investees. Significant influence is generally defined as an ownership interest of the voting stock of an investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method is appropriate. We regularly review the carrying value of these equity method investments and would record impairment losses when events and circumstances indicate that such assets are impaired.  To date, we have not recorded any such impairment losses on our investments in E-Filing or eGS.

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

c)          RECENT SALES OF UNREGISTERED SECURITIES

On April 1, 2001, we issued to Mr. Eric J. Bur, our Chief Financial Officer, 5,000 shares of unregistered NIC common stock with a fair value of approximately $18,000 for no cash consideration.

The issuance of securities in the transaction above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering, where the recipient represented his intention to acquire the securities for investment only and not with a view to distribution and received or has access to adequate information about the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 1, 2001.  At the meeting, the following matters were voted upon by the shareholders:

1.          The election of six (6) Directors to serve for the upcoming year; and

2.          A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2001.

The Board of Directors of the Company is composed of six (6) members.  The following were the nominees of management voted upon and elected by the holders of the Company's common stock as of the record date: Jeffery S. Fraser, James B. Dodd, John L. Bunce, Jr., Dan Evans, Ross C. Hartley and Pete Wilson.  In the election of directors, there were 51,859,153 votes "for" Jeffery S. Fraser and 373,473 votes “withheld”; 52,013,582 votes “for” James B. Dodd and 219,044 votes “withheld”; 52,082,012 votes “for” John L. Bunce, Jr. and 150,614 votes “withheld”; 51,469,453 votes “for” Dan Evans and 763,173 votes “withheld”; 52,081,472 votes “for” Ross C. Hartley and 151,154 votes “withheld”; 51,993,437 votes “for” Pete Wilson and 239,189 votes “withheld”.

The total votes cast concerning the ratification of the appointment of PricewaterhouseCoopers LLP were as follows: 52,196,276 voted "for", 24,904 voted "against" and 11,446 "abstentions".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INFORMATION CONSORTIUM, INC.

Dated: August 13, 2001	/s/ Eric J. Bur

Eric J. Bur
Chief Financial Officer

Dated: August 13, 2001	/s/ Stephen M. Kovzan

Stephen M. Kovzan
Vice President, Financial Operations and Chief Accounting Officer