Form 10-Q
period 2001-09-30
NATIONAL INFORMATION CONSORTIUM
filed 2001-11-14
CIK 1065332

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes ☒   No ☐

The number of shares outstanding of the registrant's common stock as of October 31, 2001 was 56,226,146.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NATIONAL INFORMATION CONSORTIUM, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

000's except for share amounts

	September 30,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$16,237	$13,879
Marketable securities	6,827	24,914
Trade accounts receivable	11,665	7,596
Deferred income taxes	1,234	195
Prepaid expenses	1,438	2,051
Other current assets	2,189	1,954

Total current assets	39,590	50,589
Property and equipment, net	7,241	7,596
Deferred income taxes	28,776	8,965
Other assets	207	200
Investments in affiliates	2,463	4,786
Intangible assets, net	14,102	67,433

Total assets	$92,378	$139,569

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,831	$4,330
Accrued expenses	4,790	2,907
Income taxes payable	201	150
Capital lease obligations - current portion	60	195
Note payable-current portion	341	-
Application development contracts	3,172	356
Other current liabilities	621	196

Total current liabilities	17,015	8,134
Capital lease obligation - long-term portion	4	22
Note payable - long-term portion	610	-

Total liabilities	17,628	8,156

Commitments and contingencies (Notes 3, 6 and 8)	-	-

Minority interest	-	475

Shareholders' equity:
Common stock, no par, 200,000,000 shares authorized 56,160,075 and 56,038,571 shares issued and outstanding	-	-
Additional paid-in capital	195,014	194,823
Accumulated deficit	(115,428)	(56,835)
Accumulated other comprehensive income	1	1
	79,587	137,989
Less notes and stock subscriptions receivable	(15)	(15)
Less vested warrants issued	(3,167)	(4,222)
Less deferred compensation expense	(1,656)	(2,814)
Total shareholders' equity	74,750	130,938
Total liabilities and shareholders' equity	$92,378	$139,569

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL INFORMATION CONSORTIUM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

000's except for per share amounts

	Three-months ended		Nine-months ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenues:
Portal revenues	$7,146	$4,503	$18,966	$13,535
Software and services revenues	3,934	2,097	10,106	6,742

Total revenues	11,080	6,600	29,072	20,277
Cost of revenues:
Cost of portal revenues	457	355	1,171	1,164
Cost of software and services revenues	6,218	1,419	10,518	5,724
Total cost of revenues (exclusive of depreciation and amortization)	6,675	1,774	11,689	6,888
Gross profit	4,405	4,826	17,383	13,389
Operating expenses:
Service development and operations	2,460	3,074	8,366	6,922
Selling, general and administrative	7,805	8,817	24,091	21,285
Impairment of intangible assets	36,997	-	36,997	-
Stock compensation	386	416	1,176	1,331
Depreciation and amortization	8,504	8,363	25,345	19,661

Total operating expenses	56,152	20,670	95,975	49,199
Operating loss	(51,747)	(15,844)	(78,592)	(35,810)

Other income (expense):
Interest expense	(12)	(6)	(22)	(38)
Other income, net	207	767	813	2,967
Equity in net loss of affiliates	(541)	(1,495)	(2,037)	(3,178)

Total other income (expense)	(346)	(734)	(1,246)	(249)

Loss before income taxes and minority interest	(52,093)	(16,578)	(79,838)	(36,059)

Income tax benefit	(12,927)	(4,954)	(20,770)	(10,731)

Loss before minority interest	(39,166)	(11,624)	(59,068)	(25,328)
Minority interest	(464)	5	(475)	(21)
Net loss	$(38,702)	$(11,629)	$(58,593)	$(25,307)

Net loss per share:
Basic and diluted	$(0.69)	$(0.21)	$(1.05)	$(0.46)

Weighted average shares outstanding	56,090	55,489	56,066	54,431

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NATIONAL INFORMATION CONSORTIUM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

000's

	Nine-months ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(58,593)	$(25,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,345	19,661
Compensation expense recognized related to sale of common stock	13	42
Compensation expense recognized related to stock options	1,163	1,289
Loss on disposals of property and equipment	16	101
Accretion of discount on marketable securities	(572)	(2,804)
Application development contracts	2,816	602
Impairment of intangible assets	36,997	-
Deferred income taxes	(20,850)	(10,829)
Minority interest	(475)	(21)
Equity in net loss of affiliates	2,037	3,178
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) in trade accounts receivable	(4,069)	(1,315)
(Increase) decrease in prepaid expenses	613	(1,823)
(Increase) in other current assets	(153)	(477)
(Increase) in other assets	(7)	(20)
Increase (decrease) in accounts payable	3,101	(109)
Increase in accrued expenses	1,883	1,069
Increase in income taxes payable	51	66
Increase (decrease) in other current liabilities	94	(138)

Net cash used in operating activities	(10,590)	(16,835)

Cash flows from investing activities:
Purchases of property and equipment	(2,091)	(3,855)
Proceeds from disposals of property and equipment	487	13
Capitalized software development costs	(5,740)	(2,166)
Purchases of marketable securities	(36,637)	(246,413)
Maturities of marketable securities	55,295	294,160
Acquisition of businesses, net of cash acquired	-	(8,617)
Investments in affiliates	-	(10,787)
Proceeds from sale of affiliate	662	-

Net cash provided by investing activities	11,976	22,335

Cash flows from financing activities:
Payments on bank lines of credit	-	(2,050)
Proceeds from notes payable	1,000	-
Payments on notes payable	(49)	(50)
Payments on capital lease obligations	(153)	(158)
Payments to purchase treasury stock	-	(101)
Proceeds from issuance of common stock to employees	-	112
Proceeds from subscriptions receivable	-	15
Proceeds from exercise of employee stock options	174	750

Net cash provided by (used in) financing activities	972	(1,482)

Net increase in cash and cash equivalents	2,358	4,018
Cash and cash equivalents, beginning of year	13,879	9,527
Cash and cash equivalents, end of period	$16,237	$13,545
Other cash flow information:

Interest paid	$22	$38

Income taxes paid	$88	$85

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

In the fourth quarter of 2000, the Company decided to reclassify certain information in its consolidated statement of operations.  The Company separated its revenues and cost of revenues into two categories (portal, software and services) for all periods presented.  Previously, the Company presented only one category of revenues and one category of cost of revenues.  The portal category includes revenues and cost of revenues primarily from the Company's subsidiaries operating state and local government portals.  The software and services category includes revenues and cost of revenues of the Company’s Products segment, which includes its NIC Conquest, NIC Technologies and IDT subsidiaries, and the Company’s Procurement segment, which includes its NIC Commerce subsidiary.  Also, cost of revenues, service development and operations expenses, and selling, general and administrative expenses have been reclassified for all periods presented.  The Company now reflects the costs incurred by NIC Conquest and IDT to meet customer contractual commitments as cost of software and services revenues.  Previously, these expenses were primarily included in service development and operations and, to a lesser extent, in selling, general and administrative expenses.  These reclassifications had no impact on total revenues, operating loss, net loss or net loss per share.  Segment information for all periods presented reflects these new classifications.  For additional information on this reclassification, refer to Notes 1 and 22 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 2, 2001.

2. IMPAIRMENT OF INTANGIBLE ASSETS

The Company assesses the value of recorded goodwill and other intangible assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis.  An impairment assessment is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  During the three months ended September 30, 2001, the Company identified indicators of possible impairment of certain of its goodwill and other intangible assets related to the acquisitions of SDR Technologies and eFed, which are now referred to as NIC Technologies and NIC Commerce, respectively.  The impairment indicators included, but were not limited to, the recent restructurings in these businesses, which included workforce layoffs and office closings, significant underperformance of these businesses relative to historical and projected future operating results, management’s reallocation of capital resources from these underperforming businesses to its most profitable businesses, and significant negative industry and economic trends.

NIC Technologies had been integrated as the application development organization for the Company’s portal businesses.  However, a series of organizational restructurings completed in the third quarter of 2001 have lead to significant layoffs at NIC Technologies and a shift in application development from what were previously centralized development operations in Westlake Village, California and Pune, India to regionalized operations in selected state portals.  In total, less than 25 employees who were employees of the original SDR Technologies were employed with NIC at September 30, 2001, down from a previous high of approximately 85 employees at the date of acquisition in May 2000.  Additionally, management determined that the value of the technology intangible relating to the SDR acquisition was impaired.  During recent months, management significantly curtailed funding of all research and development-stage technology projects that did not have demonstrable and immediate positive financial returns for the Company.  Specifically, future funding to actively develop and market the Company’s Web iVR technology was significantly scaled back.  This Web iVR technology was the primary value driver of the product technology intangible resulting from the SDR acquisition.  Goodwill related to the SDR acquisition primarily represented the benefits the Company expected to receive from a centralized application development organization.  As the Company has now abandoned that strategy and eliminated most of the development resources acquired with SDR, management concluded the goodwill no longer had value.

In addition to the management and organizational changes that have taken place at NIC Commerce since third quarter of 2000, the Company continued the restructuring of this business in recent months by eliminating the majority of its marketing and business development staff due to poor performance, with additional headcount reductions made in October 2001.  Significant underperformance relative to historical and projected future operating results combined with the significant recent negative economic and industry trends within the eProcurement sector were the major indicators of possible impairment of goodwill and other intangible assets relating to the eFed acquisition.

As a result of the developments noted above, in the third quarter of 2001, the Company determined that the carrying value of goodwill and other intangible assets related to the acquisitions of SDR Technologies and eFed were not recoverable and therefore had been impaired.  This assessment resulted in a pre-tax impairment charge during the three months ended September 30, 2001 of approximately $37 million to record the amount by which the carrying amounts of the goodwill and other intangible assets exceeded their respective fair values.

Intangible assets consisted of the following at September 30, 2001 and December 31, 2000 (in thousands):

Sept. 30, 2001

Dec. 31, 2000

Goodwill	$7,708	$45,649
Software intangibles	2,666	24,456
Contract intangibles	672	1,072
Assembled domestic workforce intangible	-	1,100
Foreign workforce agreement intangible	-	8,800
Product technology intangible	-	8,200
Software development costs	9,939	4,215
Patents and trademarks	122	106
	21,107	93,598
Less accumulated amortization	7,005	26,165

	$14,102	$67,433

At September 30, 2001, remaining purchase accounting intangible assets consisted of goodwill, software intangibles and contract intangibles relating to the Company’s exchange offer in March 1999, and the acquisitions of Conquest Softworks in January 2000 and Intelligent Decision Technologies in October 2000.  The Company has not recorded any provisions for impairment of goodwill or other intangible assets relating to these acquisitions.

3. APPLICATION DEVELOPMENT CONTRACTS

Due to developments arising in late August 2001 relating to NIC Conquest’s migration to a common operating platform for its Uniform Commercial Code and corporations filing applications, the Company determined that the balance of revenues remaining to be recognized under certain of its fixed price application development contracts were not expected to cover the Company’s current estimate of costs to develop and implement the related applications and accrued approximately $3.4 million for the expected loss.  The loss has been expensed as cost of software and services revenues in the consolidated statement of operations.  At September 30, 2001, the accrual for all application development contracts held by the Company was approximately $3.2 million, which management believes is adequate.  Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.

4. BUSINESS FILINGS CONTRACT WITH CALIFORNIA SECRETARY OF STATE

On September 6, 2001, National Information Consortium USA, Inc., a wholly owned subsidiary of NIC, and the Company’s NIC Conquest subsidiary, were awarded a five-year contract by the California Secretary of State to develop and implement a comprehensive information management and filing system.  The five-year contract to build an information management and retrieval system for the Business Programs Division of the California Secretary of State is valued at $25.3 million and is the largest government contract NIC has ever been awarded. For additional information on this contract, refer to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

5. REPORTABLE SEGMENTS AND RELATED INFORMATION

During the third quarter of 2000, the Company announced a restructuring of its eGovernment software and services businesses.  In conjunction with the restructuring, the Company also reorganized its management team to support the new corporate structure.  Accordingly, NIC changed the composition of its reportable segments to match the manner by which the segments were internally organized and managed.  In the second quarter of 2001, the Company changed the internal composition of its reportable segments and began to allocate expenses of certain corporate departments that support the Company’s state and local portal operations to the Portals segment.  In addition, the division that manages the Company’s relationship with America Online (the “AOL division”) began to generate substantive revenues during the second quarter of 2001 and is included in a separate reportable segment.  The Company’s reportable segments consist of its state and local portal businesses (“Portals”), its eGovernment products businesses (“Products”), its NIC Commerce government procurement business (“Procurement”) and its AOL division (“Other”).  The Portals segment includes the Company's subsidiaries operating state and local government portals and the corporate divisions that support portal operations.  The Products segment includes the NIC Conquest and NIC Technologies subsidiaries, which were previously included in the state and local government segment, and the IDT subsidiary.  The AOL division was previously included in unallocated corporate-level expenses.  Unallocated corporate–level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items."  Segment information for all periods presented has been restated to reflect the new internal organization of the Company.  Management evaluates the performance of its segments and allocates resources to them based on gross profit and earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, one-time charges and other non-cash charges related to stock compensation and application development contracts ("EBITDA").  There have been no significant intersegment transactions for the periods reported.

The table below reflects summarized financial information concerning the Company's reportable segments for the three months ended September 30 (in thousands):

	Portals	Products	Procurement	Other	Other Reconciling Items	Consolidated Total
2001
Revenues	$7,747	$2,585	$447	$301	$-	$11,080
Cost of revenues	1,123	5,408	144	-	-	6,675
Gross profit	6,624	(2,823)	303	301	-	4,405

EBITDA	1,865	(646)	(616)	(135)	(2,890)	(2,422)

2000
Revenues	4,488	1,507	605	-	-	6,600
Cost of revenues	356	827	591	-	-	1,774
Gross profit	4,132	680	14	-	-	4,826

EBITDA	768	(781)	(2,134)	(302)	(3,743)	(6,192)

The following is a reconciliation of total segment EBITDA to total consolidated loss before income taxes and minority interest for the three months ended September 30 (in thousands):

	2001	2000
Total EBITDA for reportable segments	$(2,422)	$(6,192)
Impairment of intangible assets	(36,997)	-
Application development contracts	(3,438)	-
Restructuring charge	-	(638)
Vacation accrual	-	(235)
Stock compensation	(386)	(416)
Depreciation and amortization	(8,504)	(8,363)
Other income, net	207	767
Interest expense	(12)	(6)
Equity in net loss of affiliates	(541)	(1,495)

Consolidated loss before income taxes and minority interest	$(52,093)	$(16,578)

The table below reflects summarized financial information concerning the Company's reportable segments for the nine months ended September 30 (in thousands):

	Portals	Products	Procurement	Other	Other Reconciling Items	Consolidated Total
2001
Revenues	$19,323	$7,761	$1,512	$476	$-	$29,072
Cost of revenues	1,837	9,015	837	-	-	11,689
Gross profit	17,486	(1,254)	675	476	-	17,383

EBITDA	3,138	(2,436)	(3,555)	(876)	(7,907)	(11,636)

2000
Revenues	13,435	3,713	3,129	-	-	20,277
Cost of revenues	1,164	4,310	1,414	-	-	6,888
Gross profit	12,271	(597)	1,715	-	-	13,389

EBITDA	2,724	(1,553)	(3,877)	(335)	(8,719)	(11,760)

The following is a reconciliation of total segment EBITDA to total consolidated loss before income taxes and minority interest for the nine months ended September 30 (in thousands):

	2001	2000
Total EBITDA for reportable segments	$(11,636)	$(11,760)
Impairment of intangible assets	(36,997)	-
Application development contracts	(3,438)	(1,350)
Restructuring charge	-	(638)
Vacation accrual	-	(235)
Withdrawn secondary offering expenses	-	(835)
Stock compensation	(1,176)	(1,331)
Depreciation and amortization	(25,345)	(19,661)
Other income, net	813	2,967
Interest expense	(22)	(38)
Equity in net loss of affiliates	(2,037)	(3,178)

Consolidated loss before income taxes and minority interest	$(79,838)	$(36,059)

Due to developments arising in late March 2000 relating to subcontractor performance and technical delivery issues, the Company determined that the balance of revenues remaining to be recognized under an application development contract with the Indiana Secretary of State was not expected to cover the Company’s current estimate of costs to develop and implement the related application and accrued $1,350,000 for the expected loss as cost of software and services revenues in the first quarter of 2000.  On February 22, 2000, the Company filed a registration statement on Form S-1 with the SEC for an offering of approximately 8.1 million shares of the Company’s common stock.  On April 5, 2000, the Company announced its intention to withdraw the stock offering due to adverse market conditions.  Direct costs related to the withdrawn offering of approximately $835,000 were expensed as selling, general and administrative expenses in the second quarter of 2000.  In the third quarter of 2000, the Company recorded a one-time charge of approximately $638,000 for employee severance relating to the restructuring of its NIC Commerce and NIC Technologies divisions and the consolidation of NIC’s marketing efforts and a one-time non-cash charge of approximately $235,000 due to the adoption of a company-wide vacation policy that required the Company to recognize a liability for earned but unused employee vacation.

6. BANK NOTE PAYABLE

In August 2001, the Company borrowed $1 million from a bank in the form of a promissory note payable to finance the purchase of certain hardware and software components for its NIC Commerce subsidiary.  The note bears interest at the bank’s prime rate and is payable in 36 monthly installments of approximately $31,000 ending in July 2004.  The Company has collateralized the note payable with approximately $1.1 million in marketable debt securities.  As a covenant of the note agreement, the Company is required to achieve a positive EBITDA level by the quarter ending December 31, 2002.

7. MARKETABLE SECURITIES

The fair value of marketable debt securities at September 30, 2001 and December 31, 2000 is as follows (in thousands):

Sept. 30, 2001

Dec. 31, 2000

U.S. government obligations	$-	$3,968
State and municipal obligations	1,000	-
Corporate debt securities	5,827	20,946

	$6,827	$24,914

The Company's marketable securities are classified as available-for-sale and consist of short-term U.S. government and state municipal obligations and corporate debt securities.  These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders' equity as accumulated other comprehensive income or loss until realized.  The cost of securities sold is based on the specific identification method.  The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date.  Gross realized gains and losses and unrealized holding gains and losses through September 30, 2001 were not significant.

At September 30, 2001, the Company has pledged approximately $2.7 million of its marketable securities as collateral for letters of credit, performance bonds, its $1 million bank line of credit in conjunction with a corporate credit card agreement, and its $1 million bank note payable.

8. INVESTMENTS IN AFFILIATES

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

In May 2001, a private technology company acquired Tidemark for cash consideration of approximately $1.6 million.  NIC received approximately $0.7 million in cash from the transaction and has no investment balance remaining at September 30, 2001.

In September 2001, the eGS Joint Venture Agreement dated September 25, 2000, among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and NIC European Business Limited (“NIC Europe”), a European subsidiary of NIC, was modified and reduced NIC’s obligation to make future cash contributions to the joint venture.  NIC Europe will be required to make approximately $1.0 million in additional cash capital contributions in four installments of approximately $238,000 beginning in October 2001 and as capital needs arise.  Through September 30, 2001, NIC’s cash contributions to eGS totaled $524,000.  In October 2001, NIC contributed an additional $238,000 to the joint venture, increasing NIC’s ownership to 47% of the ordinary shares of eGS.

E-Filing and eGS are in the early stages of operations and are incurring net losses.  The Company regularly reviews the carrying value of its equity method investments and would record impairment losses when events and circumstances indicate that such assets are impaired.  To date, the Company has not recorded any such impairment losses on its investments in E-Filing or eGS.  At September 30, 2001, the carrying value of the Company’s equity-method investments in E-Filing and eGS totaled approximately $2.1 million and $0.4 million, respectively.  For additional information on the Company’s equity method investments, refer to Note 6 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on April 2, 2001.

9. RECENT ACCCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 addresses the accounting and reporting for business combinations and requires that all business combinations be accounted for using one method, the purchase method.  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and contains certain transition provisions, effective for the Company beginning January 1, 2002, that apply to purchase method business combinations for which the acquisition date was before July 1, 2001.  SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually.  SFAS No. 142 is effective for the Company beginning January 1, 2002.  The Company anticipates that the carrying value of goodwill arising from the exchange offer in March 1999, and the acquisitions of Conquest Softworks in January 2000 and Intelligent Decision Technologies in October 2000, will be approximately $2.9 million at December 31, 2001.  The Company currently recognizes goodwill amortization expense of approximately $576,000 per quarter that will no longer be recognized upon adoption of SFAS No. 142.  The Company has not assessed the impact of any impairment testing required by SFAS No. 142 and is currently evaluating the full impact that adopting SFAS Nos. 141 and 142 will have on its consolidated financial position and results of operations.

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

OVERVIEW

The following discussion summarizes the significant factors affecting operating results of the Company for the three- and nine-month periods ended September 30, 2001 and 2000.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

IMPAIRMENT OF INTANGIBLE ASSETS

During the quarter ended September 30, 2001, we identified indicators of possible impairment of certain of our goodwill and other intangible assets related to the acquisitions of SDR Technologies and eFed, which are now referred to as NIC Technologies and NIC Commerce, respectively.  Our subsequent impairment assessment resulted in a non-cash impairment charge for the three- and nine-month periods ended September 30, 2001 of approximately $37 million to record the amount by which the carrying amounts of the goodwill and other intangible assets exceeded their respective fair values.  The impairment charge has been recorded as a separate caption titled “Impairment of intangible assets” in the consolidated statement of operations.  For additional information on the impairment charge, refer to Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

BUSINESS FILINGS CONTRACT WITH CALIFORNIA SECRETARY OF STATE

On September 6, 2001, our NIC Conquest business was awarded a five-year contract by the California Secretary of State to develop and implement a comprehensive information management and filing system.  The five-year contract to build an information management and retrieval system for the Business Programs Division of the California Secretary of State is valued at $25.3 million and is the largest government contract we have ever been awarded. This award is both the nation's largest state eGovernment filing initiative on record and the most comprehensive secretary of state outsourced filing system project in the United States.  The new Web-enabled document management and filing system will increase efficiency and reduce expenses for the State by eliminating paperwork and decreasing processing and turnaround times.  Upon completion, the new system will allow agency customers, primarily from the banking and legal communities, to search, retrieve, and submit documents online.  Customers will also be able to pay fees for a variety of transactions, including new incorporation document filings, trademark registrations, and Uniform Commercial Code filings.  The contract includes comprehensive back office document and revenue management systems, Web and Internet applications that will take approximately 90% of the agency's Business Programs Division's services online, and imaging and indexing of more than ten million historical document pages.  As part of the contract, we will provide three years of onsite support and maintenance for the system as well as marketing consultation to drive user adoption within the legal and banking industries.  We will account for revenues under this contract on the percentage of completion basis.

PRESENTATION OF REVENUES AND COST OF REVENUES

As discussed in Note 1 in the Notes to Consolidated Financial Statements included in this Form 10-Q, in the fourth quarter of 2000, we began to recognize revenues for the access of public information net of the transaction fee due to the government.  Previously, the Company presented such revenues on a gross basis and accrued the costs that it pays to government agencies for data access as cost of revenues.  We also started to classify our revenues and cost of revenues into two categories: (1) portal and (2) software and services.  The portal category includes revenues and cost of revenues primarily from our subsidiaries operating state and local government portals and our AOL division.  The software and services category includes revenues and cost of revenues of the Company’s Products segment, which includes the NIC Conquest, NIC Technologies and IDT subsidiaries, and the Company’s Procurement segment, which includes the NIC Commerce subsidiary.  The three- and nine-month periods ended September 30, 2000 have been reclassified to present information on a comparable basis.

RESULTS OF OPERATIONS

REVENUES. Total revenues increased 68% for the quarter ended September 30, 2001 from the prior year.  Portal revenues for the current quarter increased 59% over the prior year.  Of this increase, 22% was attributable to an increase in revenues relating to same state portal volumes (states open more than one year) and 28% was from our state portal business units in Idaho and Tennessee, which began to generate substantive revenues in March 2001, and to a lesser extent from our Hawaii and Montana contracts, which began to generate driver’s license record access (DMV) revenues in the current quarter.  Approximately 7% of the increase in portal revenues for the current quarter was from our AOL division, which began to generate substantive advertising revenues subsequent to the launch of AOL’s Government Guide in March 2001, and 2% was from our local portals in San Francisco, Tampa, Dallas County and Kent County.  Excluding our less mature state portal business units in Hawaii, Idaho, Montana and Tennessee (states open less than one year) and our state portal contracts in Georgia and Iowa, which we operate primarily under a fixed-price model, same state portal transaction revenues for the quarter ended September 30, 2001 increased 23% over the prior year as a result of increased transaction volumes mainly from our Indiana, Kansas, Virginia and Utah subsidiaries.

Software and services revenues for the current quarter increased 88% over the prior year. Of this increase, 32% was from NIC Conquest and 37% was from IDT, which we acquired in the fourth quarter of 2000.  Approximately 44% of the increase in software and services revenues was from portal contracts with the State of Oklahoma and the Florida Association of Court Clerks.  Our Oklahoma and Florida contracts are different from our traditional self-funding portal contracts, as we will receive fixed payments for the development of these portals with the hopes of garnering future application development and transaction revenues.  We are in the development phase of our contract with the Florida Association of Court Clerks and are recognizing revenues on a percentage of completion basis.  Software and services revenues from NIC Conquest increased to $1.4 million for the current quarter, an 87% increase over the prior year, as a result of revenues from contracts with the states of Oklahoma and California.  Revenues from IDT were $0.8 million for the quarter ended September 30, 2001.  Revenues from NIC Commerce decreased 26% from the prior year due to an anticipated fall-off in license revenues from its eFed software product, a trend that began in the third quarter of 2000 when NIC Commerce modified its business model.  As procurement portals in Colorado/Utah, South Carolina and Houston/Galveston become more fully operational in the fourth quarter of 2001 and first quarter of 2002, we expect an increase in transaction-based revenues from NIC Commerce.  However, we anticipate decreased quarterly revenues from NIC Commerce through at least the end of the fourth quarter of 2001 as compared to 2000.

Total revenues increased 43% for the nine months ended September 30, 2001 over the prior year.  Portal revenues for the nine months ended September 30, 2001 increased 40% over the prior year.  Of this increase, 17% was attributable to an increase in revenues relating to same state portal volumes, 17% was from our state portal business units in Hawaii, Idaho, Tennessee and Montana, 4% was from our AOL division and 2% was from our local portals.  Software and services revenues increased 50% for the nine months ended September 30, 2001 over the prior year.  This increase was primarily attributable to an increase in revenues from NIC Conquest, IDT, and our portals in Oklahoma and Florida, and was partially offset by a decrease in license revenues from NIC Commerce, as further discussed above.

GROSS PROFIT. Total gross profit decreased by 9% for the quarter ended September 30, 2001 from the prior year.  Portal gross profit increased by 61% and 44% for the three- and nine-month periods ended September 30, 2001, respectively.  These increases are consistent with the corresponding increases in portal revenues for the respective periods.  Software and services gross profit for the current quarter decreased 437% from the prior year.  As further discussed in Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-Q, cost of software and services revenues for three- and nine-months periods ended September 30, 2001 includes a charge of approximately $3.4 million recorded in the current quarter for anticipated costs in excess of revenues to be recognized under certain of the Company’s application development contracts relating to NIC Conquest’s migration to a common operating platform for its Uniform Commercial Code and corporations filing applications.  Excluding this charge, software and services gross profit increased by 69% from the prior year.  This increase was consistent with the corresponding increase in software and services revenues in the current quarter.

Cost of software and services revenues for nine months ended September 30, 2000 includes a charge of approximately $1.4 million recoded in the first quarter of 2000 for anticipated costs in excess of revenues to be recognized under the Company’s application development contract with the Indiana Secretary of State.  Excluding this charge and the charge recorded in the current quarter as discussed above, software and services gross profit increased 27% from the prior year.  This increase was somewhat lower than our increase in revenues for the corresponding period due to decreased gross profit from our NIC Commerce business in the current year.

SERVICE DEVELOPMENT AND OPERATIONS. Service development and operations expenses consist primarily of information technology employee expenses incurred to start up, operate and maintain our government portals as well as the expenses incurred to maintain the computer system and information technology infrastructure throughout our various businesses.  Service development and operations expenses for the quarter ended September 30, 2001 decreased by 20% from the prior year.  Of this decrease, 12% was attributable to a decrease in corporate expenses and 18% was attributable to NIC Commerce and NIC Technologies, primarily as a result of our restructuring and cost reduction efforts in these businesses over the past year.  Partially offsetting these decreases were increases relating to state and local portal business units that became fully operational after September 30, 2000.  Same state portal service development and operations expenses increased 6% over the quarter ended September 30, 2000.

Service development and operations expenses for the nine months ended September 30, 2001 increased by 21% over the prior year.  The majority of this increase was attributable to state and local portal business units that became fully operational after September 30, 2000, and to a lesser extent from NIC Technologies, AOL, IDT and same state portal expenses.  Partially offsetting these increases were decreases relating to NIC Commerce and corporate expenses.  Same state portal service development and operations expenses increased 4% over the nine months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended September 30, 2001 decreased 11% from the prior year.  During the third quarter of 2000, the Company recorded a one-time charge of approximately $0.6 million for employee severance costs related to the restructuring of our NIC Commerce and NIC Technologies divisions and the consolidation of our marketing efforts.  The Company also recorded a one-time non-cash charge of approximately $0.2 million in the third quarter of 2000 due to the adoption of a company-wide vacation policy that required the Company to recognize a liability for earned but unused employee vacation.  Excluding these one-time charges, selling, general and administrative expenses decreased by 2% from the prior year.  Decreases in corporate-level expenses and expenses related to NIC Commerce and NIC Technologies, primarily as a result of our restructuring and cost reduction efforts in these businesses over the past year, were partially offset by increases relating NIC Conquest, ITD, AOL and state and local portal business units that became fully operational after September 30, 2000.  Same state portal selling, general and administrative expenses increased 9% over the quarter ended September 30, 2000 as a result of ongoing support infrastructure investment in our state portal partnerships.

Selling, general and administrative expenses for the nine months ended September 30, 2001 increased 13% over the prior year.  Excluding the one-time charges incurred during the third quarter of 2000 noted above, and the one-time charge of approximately $0.8 million during the second quarter of 2000 relating to our withdrawn secondary offering, selling, general and administrative expenses increased 23% over the nine months ended September 30, 2000.  Of this increase, 12% was attributable to new state and local portal business units that became fully operational after September 30, 2000, 4% was from an increase in same state portal expenses, 5% was from NIC Conquest, 6% was from AOL, and 3% was from IDT.  Partially offsetting these increases was a 7% decrease from NIC Commerce and NIC Technologies.  Same state portal selling, general and administrative expenses for the nine months ended September 30, 2001 increased 16% over the prior year as a result of ongoing support infrastructure investment in our state portal partnerships.

DEPRECIATION AND AMORTIZATION. The increase in depreciation and amortization expense for the nine months ended September 30, 2001 was primarily due to purchase accounting intangible asset amortization resulting from our acquisitions of SDR Technologies in May 2000, IDT in October 2000, and the amortization of the fair value of fully vested warrants issued to America Online in August 2000.  Depreciation and capitalized software amortization expense increased by $1.5 million for the nine months ended September 30, 2001, as a result of additions to property and equipment, the depreciation of fixed assets from our businesses that were acquired subsequent to the first quarter of 2000 and the amortization of capitalized software development costs from our NIC Commerce business.  These increases were partially offset by a decrease in purchase accounting intangible asset amortization resulting from our March 31, 1998 exchange offer.  Certain intangible assets relating to that exchange offer became fully amortized at June 30, 2000 and August 31, 2000.

OPERATING LOSS. Operating loss for the quarter ended September 30, 2001 was $51.8 million compared to $15.8 million for the quarter ended September 30, 2000.  Excluding non-cash charges for stock compensation, depreciation and amortization, the one-time charges in the third quarter of 2000 relating to our corporate restructuring and vacation liability, the one-time charge in the current quarter relating to the impairment of intangible assets, and the charge in the current quarter relating to certain of the Company’s application development contracts, operating loss would have been $2.4 million for the quarter ended September 30, 2001 compared to $6.2 million for the quarter ended September 30, 2000.  Operating loss for the nine months ended September 30, 2001 was $78.6 million compared to $35.8 million for the nine months ended September 30, 2000.  Excluding the charges noted above, the charge in the first quarter of 2000 relating to the Company’s application development contract with the Indiana Secretary of State and the charge in the second quarter of 2000 relating to the withdrawn common stock offering, operating loss would have been $11.6 million for the nine months ended September 30, 2001 compared to $11.8 million for the nine months ended September 30, 2000.

Earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, stock compensation, one-time charges and our application development contracts ("EBITDA") was negative $2.4 million for the quarter ended September 30, 2001 compared to negative $6.2 million for the quarter ended September 30, 2000.  EBITDA for the nine months ended September 30, 2001 was negative $11.6 million compared to negative $11.8 million for the nine months ended September 30, 2000.

Positive EBITDA from our portal segment increased by approximately $1.1 million for quarter ended September 30, 2001 primarily due to our Tennessee and Idaho portals, which began to generate substantive revenues and positive EBITDA in March 2001, our Hawaii and Montana portals, which began to generate substantive revenues and positive EBITDA in the current quarter, and our Oklahoma portal.  Additionally, same state EBITDA (states open more than one year) increased by $0.6 million, or 36%, for the quarter ended September 30, 2001 primarily as a result increased same state portal transaction volumes.  For the nine months ended September 30, 2001, EBITDA from the portal segment increased by approximately $0.4 million from the prior year, primarily as a result of our Hawaii, Idaho, Montana, Tennessee and Oklahoma portals, which did not begin to generate EBITDA until 2001. Positive EBITDA contributions from these portals were partially offset by increased corporate-level payroll and market development expenses attributable to our local portals.  Same state EBITDA increased by $1.6 million, or 32%, for the nine months ended September 30, 2001 primarily as a result of increased same state portal transaction volumes.

For the nine months ended September 30, 2001, EBITDA from our eGovernment products segment, which consists of our NIC Conquest, NIC Technologies and IDT subsidiaries, decreased by approximately $0.9 million from the prior year due primarily to a decrease in EBITDA from our NIC Conquest subsidiary, which incurred increased marketing, business development and new product development expenses in the current year.

For the quarter ended September 30, 2001, EBITDA from our NIC Commerce government procurement segment increased by $1.5 million over the prior year due to our restructuring and cost reduction efforts in this businesses beginning in the third quarter of 2000 and continuing through the current quarter of this year.  For the nine months ended September 30, 2001, EBITDA from our procurement segment increased by approximately $0.3 million over the prior year.  As discussed above, revenues from NIC Commerce decreased from the prior year due to an anticipated fall-off in license revenues from its eFed software product, a trend that began in the third quarter of 2000 when NIC Commerce modified its business model.

For the three- and nine-month periods ended September 30, 2001 and 2000, Other EBITDA is attributable to our strategic agreement with America Online.  Our AOL division became fully operational in the third quarter of 2000 and did not begin to generate substantive advertising revenues until the second quarter of 2001.

For the three- and nine-month periods ended September 30, 2001, corporate level expenses decreased from the prior year periods primarily as a result of overall cost containment efforts at the corporate level and decreased marketing and public relations expenses.

We expect EBITDA to continue to improve on a sequential quarter-over-quarter basis in the fourth quarter of 2001 and to generate positive EBITDA by the end of the first quarter of 2002.

OTHER INCOME, NET. Other income, net, primarily reflects interest income earned on our cash and marketable securities portfolio.  We expect other income, net, to continue to fluctuate in relation to the balance of our cash and marketable securities portfolio, which was approximately $23.1 million at September 30, 2001 compared to $51.1 million at September 30, 2000.

EQUITY IN NET LOSS OF AFFILIATES. Equity in net loss of affiliates represents our share of losses of companies in which we have equity method investments that give us the ability to exercise significant influence, but not control, over the investees.  At the end of March 2000, we invested in two private companies involved in the e-government services industry, Tidemark and E-Filing, primarily for strategic purposes.  As further discussed in Note 8 in the Notes to Consolidated Financial Statements included in this Form 10-Q, Tidemark was acquired by a private technology company in May 2001, and accordingly, NIC ceased recording its share of Tidemark’s net losses upon acquisition.  In the fourth quarter of 2000, we invested in a private joint venture, eGS, primarily to share in the risk of our international expansion and to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom. E-Filing and eGS are in the early stage of their operations and are incurring net losses. Therefore, we expect to continue to record losses on our equity-method investments in the foreseeable future.

INCOME TAXES. For the three- and nine-month periods ended September 30, 2001, the income tax benefit was less than the amount customarily expected because of expenses that are not deductible for tax purposes including amortization of goodwill from the March 31, 1998 exchange offer, the Conquest merger, the SDR acquisition and the IDT acquisition, certain stock compensation costs and the goodwill relating to the SDR acquisition that was written off in the current quarter as part of the intangible asset impairment charge. For the three- and nine-month periods ended September 30, 2000, the income tax benefit was less than the amount customarily expected because of expenses that are not deductible for tax purposes including amortization of goodwill from the exchange offer, the Conquest merger and the SDR acquisition, and certain stock compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $10.6 million for the nine months ended September 30, 2001 compared to $16.8 million for the nine months ended September 30, 2000.  The decrease in cash used in operating activities is primarily the result of a positive net change in operating assets and liabilities for the nine months ended September 30, 2001 as compared to the prior year and a year-over-year reduction in our operating loss excluding non-cash charges.  Contributing to this positive net change in operating assets and liabilities was an increase in accrued expenses, partially due to accrued bonuses under the Company’s corporate incentive program and accrued subcontractor costs from our NIC Conquest business, and a decrease in prepaid expenses, primarily due to the amortization of the prepaid carriage fee under our arrangement with AOL.  The increase in accounts receivable and payable for the nine months ended September 30, 2001 was primarily due to our Hawaii, Idaho, Montana, Oklahoma and Tennessee portals, all of which began to generate substantive revenues in 2001.  The statutory fees charged for data access by our state portals are accrued as accounts receivable and accounts payable at the time services are provided.  We expect operating cash flow to be negative through at least the end of 2001.  However, we expect operating cash flow to improve throughout 2001, turning positive in 2002.

Investing activities resulted in net cash generated of approximately $12.0 million for the nine months ended September 30, 2001 reflecting $18.7 million in net maturities of our marketable securities portfolio used for funding operations and for purchases of property and equipment.  Investing activities for the nine months ended September 30, 2001 also reflect approximately $5.7 million in capitalized software development costs mainly from our NIC Commerce, NIC Conquest and NIC Technologies subsidiaries and approximately $0.5 million in proceeds from the sale of property and equipment.  Investing activities for the nine months ended September 30, 2000 resulted in net cash generated of $22.3 million, reflecting $47.8 million in net maturities of our marketable securities portfolio used for funding operations and for purchases of property and equipment ($3.9 million), our business combination with Conquest Softworks, LLC ($4.6 million), strategic equity investments in Tidemark ($5.5 million) and E-Filing.com ($5.3 million), and direct costs of the SDR acquisition ($4.0 million).  Investing activities for the nine months ended September 30, 2000 also reflect approximately $2.2 million in capitalized software development costs mainly from our NIC Commerce and NIC Conquest subsidiaries.

Financing activities resulted in net cash generated of approximately $1.0 million for the nine months ended September 30, 2001 primarily reflecting $1.0 million in cash proceeds from a bank note payable that we used to purchase certain hardware and software components for our NIC Commerce subsidiary.  Net cash used in financing activities totaled $1.5 million for the nine months ended September 30, 2000, primarily reflecting a $2.1 million cash outlay to pay off a bank line of credit assumed in the SDR acquisition and approximately $0.9 million in proceeds from the exercise of employee stock options and issuances of common stock to employees.

At September 30, 2001, the Company's total cash and marketable securities balance was $23.1 million compared to $38.8 million at December 31, 2000.  We believe that our current liquid resources will be sufficient to meet our operating requirements and significant growth initiatives without the need for additional capital for at least the next twelve months and through the period when we expect to begin to generate positive operating cash flow in 2002.  However, any projections of future cash flows are subject to substantial uncertainty.  If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or obtain a line of credit. The sale of additional equity securities could result in dilution to the Company's shareholders.  From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses.  Acquisitions or investments might impact the Company's liquidity requirements or cause the Company to sell additional equity securities or issue debt securities.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

INVESTMENT RISK.  In the first quarter of 2000, we invested in two private companies involved in the e-government services industry, Tidemark and E-Filing, primarily for strategic purposes. As further discussed in Note 8 in the Notes to Consolidated Financial Statements included in this Form 10-Q, Tidemark was acquired by a private technology company in May 2001.  In the fourth quarter of 2000, we invested in a private joint venture, eGS, primarily to share in the risk of our international expansion and to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom.  Such investments are accounted for under the equity method, as we have the ability to exercise significant influence, but not control, over the investees. Significant influence is generally defined as an ownership interest of the voting stock of an investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method is appropriate. We regularly review the carrying value of these equity method investments and would record impairment losses when events and circumstances indicate that such assets are impaired.  To date, we have not recorded any such impairment losses on our investments in E-Filing or eGS.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     EXHIBITS

10.47 – Business Programs Automation Agreement, dated September 6, 2001, between National Information USA, Inc. and the State of California

b)     REPORTS ON FORM 8-K

A report on Form 8-K was filed with the Securities and Exchange Commission on September 18, 2001, with attached Press Release of the Company dated September 7, 2001, announcing, under Item 5, that the California Secretary of State has awarded the Company the nation’s largest eGovernment filing contract to develop a comprehensive information management and filing system that will support the largest filing district in the United States.  The five-year contract is valued at $25 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INFORMATION CONSORTIUM, INC.

Dated: November 14, 2001	/s/Eric J. Bur
Eric J. Bur
Chief Financial Officer

Dated: November 14, 2001	/s/Stephen M. Kovzan
Stephen M. Kovzan
Vice President, Financial Operations and Chief Accounting Officer