Form 10-K
period 2001-12-31
NATIONAL INFORMATION CONSORTIUM
filed 2002-03-25
CIK 1065332

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ----------

                                   FORM 10-K


(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transaction period from        to

                       Commission file number 000-26621

                                  ----------

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


   Title of Each Class   Name of Each Exchange on Which Registered
----------------------- ------------------------------------------
           None                            None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share
                                (Title of Class)

                                   ----------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, as of March 1, 2002, was approximately $98,649,812(based on the closing price for shares of the registrant's common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 1, 2002, 56,418,007 shares of the registrant's common stock, no par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be issued in connection with its Annual Meeting of Shareholders to be held in 2002 are incorporated by reference into Part III of this Form 10-K.

     Except as otherwise stated, the information contained in this Form 10-K is as of March 1, 2002.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                     NATIONAL INFORMATION CONSORTIUM, INC.
                            FORM 10-K ANNUAL REPORT


                                                                                         Page
                                                                                        -----
                                             PART I
Item 1    Business ....................................................................   1
Item 2    Properties ..................................................................  26
Item 3    Legal Proceedings ...........................................................  26
Item 4    Submission of Matters to a Vote of Security Holders .........................  27

                                            PART II

Item 5    Market for Registrant's Common Equity and Related Shareholder Matters .......  28
Item 6    Selected Consolidated Financial Data ........................................  28
Item 7    Management's Discussion and Analysis of Financial Condition and Results
           of Operations ..............................................................  29
Item 7A   Quantitative and Qualitative Disclosures About Market Risk ..................  45
Item 8    Consolidated Financial Statements and Supplementary Data ....................  46
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure ..................................................................  85

                                            PART III

Item 10   Directors and Executive Officers of the Registrant ..........................  85
Item 11   Executive Compensation ......................................................  85
Item 12   Security Ownership of Certain Beneficial Owners and Management ..............  85
Item 13   Certain Relationships and Related Transactions ..............................  85

                                            PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............  85

                   CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements about events, products or financial performance that may not exist, or may not have occurred. For example, statements like we "expect," we "believe," we "plan," we "intend" or we "anticipate" are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: competition issues discussed on pages 14 to 15; government regulation discussed on page 15; intellectual property and proprietary rights discussed on pages 15 to 16; the specific risk factors discussed on pages 16 to 26; and commitments and contingencies described in Note 18 to the consolidated financial statements included in this Form 10-K.


                                    PART I


ITEM 1. BUSINESS


The Company

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


Business Overview

     We are a provider of electronic government services that help governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. We accomplish this currently through two primary divisions: our portal outsourcing businesses and our software and services businesses. In our portal outsourcing businesses, we enter into contracts with governments and on their behalf design, build and operate Web-based portals. These portals consist of websites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver's license records or filing a form or report. Our unique self-funding business model allows us to reduce our government clients' financial and technology risks and obtain revenues by sharing in the fees we generate from electronic government services. Our clients benefit because they gain a centralized, customer-focused presence on the Internet. Businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments.

     Currently, we have contracts to provide portal outsourcing services for sixteen states and seven local governments. We typically enter into three to five year contracts with our government clients and manage operations for each contractual relationship through separate subsidiaries that operate as decentralized business units with a high degree of autonomy. We intend to increase our revenues by marketing our portal outsourcing services to new states, municipalities, federal agencies and international entities, and by delivering new products and services and expanding markets within our existing contractual relationships.

     Our software and services businesses include our eProcurement, electronic corporate filings, ethics & elections filings, commercial vehicle compliance and AOL businesses. Our eProcurement business, NIC Commerce, is a provider of Web-based electronic procurement solutions to federal and state markets. Our electronic corporate filings business, NIC Conquest, is a provider of software applications and services for electronic filings and document management solutions for governments. Our corporate filings business focuses on Secretaries of State, whose offices are state governments' principal agencies for corporate filings. Our ethics & elections filings business, NIC Technologies, designs and develops online ethics and election filing systems for federal, state and local government agencies. Our commercial vehicle compliance business, IDT, has developed business-to-government applications that facilitate compliance with the Federal Highway Administration's Commercial Vehicle Information System Network. We currently have contracts to provide certain state governments with commercial vehicle electronic credentialing services that include registration, permitting, and tax filing software. Also included in our software and services segment is our AOL division. In August 2000, we entered into a three-year agreement with America Online, Inc. to deliver government information, services and applications through AOL's Government Guide.

     With the exception of our IDT business, our acquired software and services businesses have incurred significant losses since their respective dates of acquisition. However, As further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to the Notes to Consolidated Financial Statements included in this Form 10-K, we have restructured these businesses and sized their operations in an effort to accelerate their path to profitability and to match the expected demand for their services.

     We own a 21% interest in privately held E-Filing.com, Inc., a provider of online filing applications for legal services. This strategic investment is expected to enable both E-Filing.com and NIC to expand access to judicial eGovernment applications nationwide. We also own a 47% interest in e-Government Solutions Limited, or eGS, a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and our European subsidiary, NIC European Business Ltd. The purpose of eGS, based in London, England, is to deliver eGovernment services throughout Western Europe, with initial efforts to focus on the United Kingdom.


Segment Information

     Our four reportable segments as of and for the year ended December 31, 2001 consisted of our portal outsourcing segment, eGovernment products segment, eProcurement segment and our AOL segment. The portal outsourcing segment includes the Company's subsidiaries operating outsourced state and city-county government portals and the corporate divisions that support portal operations. The eGovernment products segment includes our electronic corporate filings, ethics & elections filings and commercial vehicle compliance businesses. For additional information relating to our reportable segments, refer to Note 22 in the Notes to Consolidated Financial Statements included in this Form 10-K.


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


Growth of the Internet, electronic commerce and eGovernment

     The Internet has emerged as a global medium, enabling millions of people worldwide to share information, communicate and conduct business electronically. According to market research firm Nielsen/Netratings, more than 498 million people worldwide had access to the Internet from home in December 2001. By 2004, research firm eMarketer predicts that 710 million people worldwide will use the Internet. This growth is expected to be driven by the large and growing number of PCs installed in homes and offices, the decreasing cost of PCs, easier, faster and cheaper access to the Internet, improvements in network infrastructure, the proliferation of Internet content and the increasing familiarity with and acceptance of the Internet by governments, businesses and consumers.

     In the United States, the U.S. Census Bureau estimates that 51% of households had at least one computer in August 2000, and 44 million households connected to the Internet on a weekly basis. A survey conducted by the National Telecommunications & Information Administration in September 2001 found that 143 million Americans were Internet users, with approximately two million new users connecting to the Internet each month.

     The volume of electronic commerce has grown in parallel with the Internet itself. According to International Data Corporation, transactions on the Internet are expected to grow to approximately $492 billion in 2002. Business-to-business usage is also growing rapidly. Market research firm Forrester estimates that business-to-business electronic commerce will exceed $420 billion in 2002. Gartner Dataquest predicts that spending on state and local government information technology initiatives will grow from $44 billion in 2002 to more than $56 billion in 2005. Gartner Dataquest also predicts that eGovernment spending for hardware, software and services will reach $6.5 billion by 2005. Forrester expects that states will process over 52 million online government transactions by 2004, and the number is expected to grow to 122 million transactions per year in 2006. With the nation's 35,000 cities and towns generating the majority of demand for applications, Forrester also predicts that local governments will deploy over 8,900 different eGovernment applications by the middle of the decade.


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

Challenges to the implementation of electronic government services

     Despite the potential benefits of electronic government, barriers to creating successful Internet-based services often preclude governments from implementing them. Some of these barriers are similar to those the private sector encounters, including:

    o the high cost of implementing and maintaining Internet technology in a budget-constrained environment;

    o the financial, operational and technology risks of moving from older, established technologies to rapidly evolving Internet technologies;

    o the need to quickly assess the requirements of potential customers and cost-effectively design and implement electronic government services that are tailored to meet these requirements; and

    o the intense competition for qualified technical personnel.

     Governments also face some unique challenges that exacerbate the difficulty of advancing to Internet-based services, including:

    o lengthy and potentially politically charged appropriations processes that make it difficult for governments to acquire resources and to develop Internet services quickly;

    o a diverse and substantially autonomous group of government agencies that have adopted varying and fragmented approaches to providing information and transactions over the Internet;

    o a lack of a marketing function that assures that services are designed to meet the needs of businesses and citizens and that they are aware of their availability; and

    o security and privacy concerns that are amplified by the confidential nature of the information and transactions available from and conducted with governments and the view that government information is part of the public trust.

     We believe traditional private sector Internet services generally do not address the unique needs of electronic government. Most Internet service providers do not fully understand and are not well-equipped to deal with the unique political, regulatory and security structures of governments. These providers, including large systems integrators, typically take a time-and-materials, project-based pricing approach that may not adequately balance the responsiveness to change of a successful Internet business with the longer time horizons and extended commitment periods of government projects.


What We Provide to Governments

     In our core portal outsourcing segment, we provide Internet-based electronic government services that meet the needs of governments, businesses and citizens. The key elements of our service delivery are:


Customer-focused, one-stop government portal

     Using our marketing and technical expertise and our government experience, we develop, build and operate portals for our government clients that are designed to meet their needs as well as those of businesses and citizens. Our portals are designed to create a single point of presence on the Internet for our government clients that allows businesses and citizens to reach the website of every government agency in a specific jurisdiction from one online location. We employ a common look and feel in the websites of all government agencies associated with our government portals and make them useful, appealing and easy to use. In addition to developing and managing the government portal, we develop applications that, in one location on the Internet, allow businesses and citizens to complete processes that have traditionally required separate interaction with several different government agencies. These applications also permit businesses and citizens to conduct transactions with government agencies and to obtain information from them 24 hours per day, seven days per week. We also help our government clients to generate awareness and educate businesses and citizens about the availability and potential benefits of electronic government services.

Compelling and flexible financial models for governments

     With our self-funding business model, we allow governments to implement comprehensive eGovernment services at minimal cost and risk. We take on the responsibility and cost of designing, building and operating government portals and applications, with minimal use of government resources. We employ our technological resources and accumulated expertise to help governments avoid the risks of selecting and investing in new technologies. We implement our services rapidly, efficiently and accurately, using our well-tested and reliable infrastructure and processes. Once we establish a portal and the associated applications, we manage transaction flows and fund ongoing costs from the fees received from information accessed and transactions conducted through the portal. Due to our increasing scale and market penetration, we are also able to provide specific fee-based application development and portal outsourcing solutions to governments who do not wish to pursue a self-funding portal solution.


Focused relationship with governments

     We form relationships with governments by developing an in-depth understanding of their interests and then aligning our interests with theirs. By tying our revenues to the development of successful services and applications, we work to assure government agencies and constituents that we are focused on their needs. Moreover, we have pioneered and encourage our clients to adopt a model for electronic government policymaking that involves the formation of oversight boards to bring together interested government agencies, business and consumer groups and other important government constituencies in a single forum. We work within this forum to maintain constant contact with government agencies and constituents and strive to ensure their participation in the development of electronic government services. We attempt to understand and facilitate the resolution of potential political disputes among these participants to maximize the benefits of our services. We also design our services to observe relevant privacy and security regulations, so that they meet the same high standards of integrity, confidentiality and public service as government agencies would observe in their own actions.


Our Strategy

     Our objective is to strengthen our position as the leading provider of Internet-based electronic government services. Key strategies to achieve this objective include:


Continuing to add new government clients

     We intend to increase the number of our government clients by leveraging our relationships with current government clients, our reputation for providing proven electronic government services and our technology and government process knowledge base. Our portals and our other filing applications are designed to deliver our services quickly, easily and cost-effectively to new federal, state and local governments and agencies. We intend to continue marketing our products and services to new local governments, states, multi-state cooperative organizations and federal agencies. Our expansion efforts include developing relationships and sponsors throughout an individual government entity, pursuing strategic technology alliances, making presentations at conferences of government executives with responsibility for information technology policy, and developing contacts with organizations that act as forums for discussions between these executives.


Broadening and standardizing product and service offerings

     We plan to continue our development of new products and services designed for efficient online transactions with federal, state and local government agencies, enabling government agencies to interact more effectively online with businesses, citizens and other government agencies. We will increase and improve our development efforts by leveraging our experience, developing strategic technology alliances, deepening the knowledge base that we have developed from our existing operations, standardizing our eGovernment service offerings, and coordinating our application development process across all Company operations making it a new competitive advantage. We will continue to work with government agencies, professional associations and other organizations to better understand the current and future needs of our customers.

Increasing transactional revenues from our government portals and filing applications

     We intend to increase transactional revenues on our government portals and through our filing systems through both expanded marketing initiatives and new product offerings. We will continue to work with our government clients to create awareness of the online alternatives to traditional government interaction through initiatives such as informational brochures, government voicemail recordings and inclusion of website information on government invoices. In addition, we will continue to update our portals to highlight new government service information provided on the portals. We also intend to expand our revenues through the development and marketing of new products and services, such as transaction-based procurement and filing systems. We plan to work with professional associations to directly and indirectly communicate to their members the potential convenience, ease of use and other benefits of the services our portals offer.


Continuing to diversify our revenue streams through our software and services businesses

     In addition to our portal outsourcing businesses, which provided the majority of our revenues in 2001, we have made significant investments in our software and services business over the past three years. Although the majority of our software and services businesses have incurred significant losses since we have acquired them, we have restructured these businesses and sized their operations in an effort to accelerate their path to profitability and to match the expected demand for their services. Of significance in 2001, our electronic corporate filings business was awarded a five-year contract by the California Secretary of State to develop and implement a comprehensive information management and filing system. The five-year contract with the Business Programs Division of the California Secretary of State is valued at approximately $25 million and is the largest government contract we have ever been awarded. This award is both the nation's largest state eGovernment filing initiative on record and the most comprehensive secretary of state outsourced filing system project in the United States.


Continuing to pursue new strategic alliances

     We intend to pursue strategic technology alliances that we believe will increase the number of products and services we can offer to government clients and the citizens and businesses that interact with them and will increase our operating leverage and drive business-to-government and citizen-to-government transactions and adoption of our eGovernment services. We also intend to pursue strategic technology and business alliances that will enable us to further develop business relationships with potential clients and/or improve our infrastructure and our operating platforms.


Expanding our international presence

     We believe our self-funding business model and its financial attractiveness have significant applicability to international governments. We intend to expand internationally, most likely through the transfer of our technology, know-how, track record, capital and business model into joint ventures involving entities whose trust relationships in their home markets resemble our own. We own 47% of e-Government Solutions Limited, or eGS, a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and our European subsidiary, NIC European Business Ltd. The purpose of eGS, based in London, England, is to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom.


Government Contracts


Our portal outsourcing businesses

Through our portal outsourcing businesses, we currently have contracts with 23 state and local government agencies. At December 31, 2001, we provided outsourced government portal services through the following portals:

                                                        Year
                                                      Services
Portal Name                                          Commenced            Web Address
---------------------------------------------------- ----------- -------------------------------
RI.gov (Rhode Island)                                   2001                          www.RI.gov
TampaGov (City of Tampa)                                2001                    www.TampaGov.net
AccessKent (Kent County, Michigan)                      2001                  www.accessKent.com
Dallas County Online (Dallas County, Texas)             2001                www.DallasCounty.org
YourOklahoma (Oklahoma)                                 2001                www.YourOklahoma.com
Discovering Montana (Montana)                           2001          www.DiscoveringMontana.com
CityServices (City and County of San Francisco,
 California)                                            2000      http://CityServices.SFgov.org.
TennesseeAnytime (Tennessee)                            2000            www.TennesseeAnytime.org
eHawaiiGov (Hawaii)                                     2000                  www.eHawaiiGov.org
Access Idaho (Idaho)                                    2000                 www.accessIdaho.org
Utah.gov (Utah)                                         1999                        www.Utah.gov
Information Resource of Maine (Maine)                   1999                     www.inforME.org
AccessArkansas (Arkansas)                               1997              www.accessArkansas.org
CivicNet (Indianapolis and Marion County, Indiana)      1997                    www.CivicNet.net
IOWAccess Network (Iowa)                                1997                   www.IOWAccess.org
Virginia Information Providers Network (Virginia)       1997                  www.myVirginia.org
accessIndiana (Indiana)                                 1995                          www.IN.gov
Nebraska Online (Nebraska)                              1995                         www.nol.org
accessKansas (Kansas)                                   1992                www.accessKansas.org

     We have also recently entered into contracts with the State New Hampshire, the Florida Association of Court Clerks and Washtenaw County (MI) that had not yet become fully operational at December 31, 2001. On February 1, 2002, the Company also entered into a three-year portal outsourcing contract with the State of Alabama.

     Each of these government portals operates under a separate contract, which generally has an initial term of three to five years. Under a typical contract, a government agrees that:

    o we have the right to develop a comprehensive Internet portal owned by that government to deliver electronic government services;

    o the portal we establish is the primary electronic and Internet interface between the government and its citizens;

    o it supports the use of the portal for all commercially valuable applications in order to support the operation and expansion of the portal;

    o it sponsors access to agencies for the purpose of entering into agreements with these agencies to develop applications for their data and transactions and to link their Web pages to the portal; and

    o it establishes a policy making and fee approval board, which typically includes agency members, business customers and others, to establish prices for products and services and to set other policies.

In return, we agree to:

    o develop, manage, market, maintain and expand that government's portal and information and electronic commerce applications;

    o assume the investment risk of building and operating that government's portal and applications without the direct use of tax dollars;

    o bear the risk of collecting transaction fees; and

    o have an independent audit conducted upon that government's request.

     Currently, under our contracts with the States of Iowa, Oklahoma and New Hampshire, Kent and Washtenaw Counties and the Florida Association of Court Clerks, we provide consulting, development and management services for these government portals predominantly under a fixed-price model. However, under our contracts with the State of Oklahoma, Kent County and the Florida Association of Court Clerks, we anticipate transaction-based revenues beginning in 2002.

     We own all the software we develop under our government portal contracts. After completion of the initial contract term, our government clients typically receive a perpetual, royalty-free license to use the software only in their own portals.

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


Our software and services businesses


eProcurement

     In the first quarter of 2000, our eProcurement business, NIC Commerce, entered into an operating agreement with Bank of America Corporation to create a limited liability company to offer state and local governments the first Web-based business-to-business procurement, payment and reconciliation solution. By bundling NIC's eProcurement software with Bank of America's government purchase cards, the new company allows customers to place orders online through their preferred suppliers, request a quote from businesses for services, process transactions, initiate payments and reconcile accounts. Government agencies are also able to personalize their services to reflect preferred suppliers, contract requirements and other conditions through the browser-based catalog. The venture, called Banc of America Purchase Street, LLC, is the first Web-based solution to integrate various shopping and payment functions for the public sector. Banc of America Purchase Street, LLC has contracted to provide electronic procurement services under transaction-based pricing models to two state/local government agencies: Houston-Galveston Area Council of Governments (H-GAC) and the State of South Carolina. NIC also has contracted to provide electronic procurement services under transaction-based pricing models to the States of Colorado and Utah. However, at the end of 2001, the Company determined it was unlikely that NIC Commerce's Colorado/Utah project would continue beyond the pilot phase of production, which concluded in February 2002.

     We currently provide outsourced procurement portal services through the following portals:

   o  South Carolina (www.scecatalog.com)

   o  HGAC -- Houston Galveston Area Council of Governments (www.hgacbuy.com)

     NIC has also recently contracted with the following Federal government agencies to provide procurement services under traditional software licensing and maintenance arrangements: the National Institutes of Health - IT Acquisition and Assessment Center, the U.S. Air Force IT Superstore, the U.S. Navy and the U.S. Army.


Electronic corporate filings

     Our electronic corporate filings business, NIC Conquest, focuses on Secretaries of State, whose offices are state governments' principal agencies for corporate filings. We have installed or are in the process of installing software applications for Web-enabling the back-office systems and processes for business-to-government filings with the following states: Arkansas, California, Colorado, Indiana, Iowa, Kansas, Minnesota, Montana, Nebraska, New York, Oklahoma, South Dakota, Texas and Wisconsin.

     In September 2001, we were awarded a five-year contract by the California Secretary of State to develop and implement a comprehensive information management and filing system. The five-year contract to build an information management and retrieval system for the Business Programs Division of the California Secretary of State is valued at approximately $25 million and is the largest government contract we have ever been awarded. This award is both the nation's largest state eGovernment filing initiative on record and the most comprehensive secretary of state filing system project in the United States. The new Web-enabled document management and filing system will increase efficiency and reduce expenses for the State by eliminating paperwork and decreasing processing and turnaround times. Upon completion, the new system will allow agency customers, primarily from the banking and legal communities, to search, retrieve, and submit documents online. Customers will also be able to pay fees for a variety of transactions, including new incorporation document filings, trademark registrations, and Uniform Commercial Code filings. The contract includes comprehensive back office document and revenue management systems, Web and Internet applications that will take approximately 90% of the agency's Business Programs Division's services online, and imaging and indexing of more than ten million historical document pages. As part of the contract, we will provide three years of onsite support and maintenance for the system as well as marketing consultation to drive user adoption within the legal and banking industries.


Ethics & elections filings

     Our ethics & elections filings business, NIC Technologies, designs and develops online election and ethics filing systems for federal, state and local government agencies. Our current government clients include the Federal Election Commission and the State of Michigan. We have also recently installed our filing systems in several other governments including Arkansas, California, Hawaii, Illinois, Louisiana, Oklahoma, Texas and British Columbia.


Commercial vehicle compliance

     We are a provider of business-to-government reporting and filing software for the transportation industry. Our commercial vehicle compliance business, IDT, currently has contracts to provide the state governments in California, Kentucky, Maryland, Minnesota, and the Federal Motor Safety Administration, commercial vehicle electronic credentialing services.


Our Products and Services


Our portal outsourcing businesses

     Each of our portal business units works with its government clients to implement, develop, manage and enhance a comprehensive, Internet-based portal to deliver electronic government services to their constituents. Citizens and businesses use these portals to gain access to Web-based interactive applications in order to conduct transactions with the government and gain access to public information.

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

     Some of the products and services we currently offer in different jurisdictions include:

Product or Service                                  Description                        Primary Users
------------------------------------ ----------------------------------------- ----------------------------
Driver's License Records Retrieval   For those businesses legally              Insurance companies
                                     authorized, offers controlled instant
                                     look-up of driving records. Includes
                                     commercial licenses.

Vehicle Title, Lien & Registration   Provides controlled interactive title,    Insurance companies,
                                     registration and lien database            lenders, citizens
                                     access. Permits citizens to renew
                                     their vehicle registrations online.

BillWatch (Lobbyist in a Box)        Allows the user to monitor state          Attorneys, lobbyists
                                     legislative activity. Users can tag
                                     bills by key word or bill number,
                                     and BillWatch will send an e-mail
                                     when a change occurs in the status
                                     of the bill. Legislative activity can
                                     be monitored via wireless access.

Health Professional License          Allows users to search databases on       Hospitals, clinics, health
 Services                            several health professions to verify      insurers, citizens
                                     license status.

Secretary of State Searches          Allows users to access filings of         Attorneys, lenders
                                     corporations, partnerships and other
                                     entities, including charter
                                     documents.

Uniform Commercial Code (UCC)        Permits searches of the UCC               Attorneys, lenders
 Searches and Filings                database to verify financial liens,
                                     and permits filings of secured
                                     financial documents.

Professional License Renewal         Permits professionals to renew their      Attorneys, doctors, nurses,
                                     licenses on line using a credit card.     architects and other
                                                                               licensed professionals

Driver's License Renewal             Permits citizens to renew their           Citizens
                                     driver's license on line using a credit
                                     card.

Motor Fuel EDI Project               Allows motor fuel carriers to file        Motor fuel carriers
                                     their tax reports electronically.

Sales/Use Tax Filing                 Allows Sales and Use Tax filers to        Retailers
                                     file the required forms online. The
                                     electronic forms handle the
                                     computation in the form and write
                                     the data out so that it can be
                                     entered into the Department of
                                     Revenue's databases without the
                                     need for the information to be
                                     re-keyed in the Department's office.

Online Birth Certificate             Processes an online request for an        Citizens
                                     official birth certificate, charging the
                                     user's credit card.

     One of the largest consumers of our products and services is ChoicePoint, a data reseller that uses our electronic government portals to access motor vehicle records for sale to the auto insurance industry. Currently, ChoicePoint has entered into contracts with the networks our subsidiaries operate to request these records from the states of Arkansas, Hawaii, Idaho, Indiana, Kansas, Maine, Montana, Nebraska, Oklahoma, Rhode Island, Tennessee, Utah and Virginia. Under the terms of these contracts, we provide ChoicePoint with driver's license and traffic records that vary by contract, for fees that currently range from $3.00 to $18.00 per record requested. We collect the entire fee, of which a certain portion is remitted to the state. Each of these contracts may be terminated at any time after 60-days' notice and may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, each of these contracts is immediately terminable if the state statute allowing for the public release of these records is repealed.

     In addition to these products and services, we also provide customer service and support. Our customer service representatives serve as a liaison between our government clients and businesses and citizens. Representatives are available 24 hours a day, seven days a week to address any problems that might arise on the portals we operate.


Our software and services businesses


eProcurement

     Our Web-based procurement solution is designed specifically for governments. Our eProcurement software and supplier network allows government buyers to order products and services from multiple contracts and commercial sources, based on value, product information and contract terms and conditions. It enables buyers to compare, negotiate and purchase products and services with speed, ease and accuracy. We provide customers a procurement solution that combines commercial off-the-shelf software with major bank purchase card programs, creating an end-to-end procurement product. Our software is structured to adhere to strict government business rules while its workflow characteristics remain intuitive and user-friendly. Because it is based on commercial off-the-shelf technology, the NIC eProcurement product requires less customization than competing products and is therefore easier and less expensive to install.


Electronic corporate filings

     Our electronic corporate filings business develops and delivers applications that improve the back-office administration of government records and better enables electronic filing and distribution of corporations and UCC records. It focuses on Secretaries of State, whose offices are state governments' principal agencies for corporate filings. Its products include:
UCCDataNet State Imaging and Filing System, a comprehensive UCC office management system; uccfile.com Web Browser Interface, which allows Web access to filings; and County Suite Filing and Imaging Systems, which extends filing capabilities to land records and other filing types.


Ethics & elections filings

     Our ethics & elections filings business designs and develops online election and ethics filing systems for federal, state and local government agencies. We currently provide outsourcing services to maintain and operate our filing installations with the Federal Election Commission and the State of Michigan.


Commercial vehicle compliance

     Our commercial vehicle compliance business, IDT, develops and delivers business-to-government reporting and filing software for the transportation industry. We have developed business-to-government applications that facilitate compliance with the Federal Highway Administration's Commercial Vehicle Information System Network, and we currently have contracts to provide certain state governments with commercial vehicle electronic credentialing services that include registration, permitting, and tax filing software. Our multi-state filing portal for the trucking industry is integrated into IDT's operations, allowing us to leverage our eGovernment expertise on behalf of regulated industries such as transportation, which are required to file periodically with multiple government entities.


AOL

     Through our alliance with America Online, Inc., we deliver government information, services and applications through AOL's Government Guide (www.governmentguide.com). NIC and AOL share revenues generated from the license or sale of advertisement on or through the Government Guide.


Revenues

     We currently derive revenue from five main sources:

    o transaction-based fees;

    o fees for managing electronic government operations;

    o software licensing and maintenance fees;

    o fees for application development and hosting; and

    o advertising fees from AOL.

     In most of our outsourced portal businesses, our revenues are generated from transactions, which generally include the collection of transaction-based and subscription fees. The highest volume, most commercially valuable service we offer is access to motor vehicle records through our insurance industry records exchange network. This service accounted for approximately 65% of our consolidated revenues in 1999, 48% in 2000 and 43% in 2001. We believe that while this application will continue to be an important source of revenue, its contribution as a percentage of our total revenues will decline as other sources grow. ChoicePoint, which resells these records to the auto insurance industry, accounted for approximately 48% of revenues in 1999, 34% in 2000 and 29% in 2001. ChoicePoint is our only customer to account for more than 10% of our consolidated revenues for the past three years. In 2001, transaction-based revenues accounted for approximately 65% of our consolidated revenues.

     In our other operations, revenues are derived primarily from fees for managing electronic government operations, software licensing and maintenance fees, and fees for application development and hosting, and advertising fees. In 2001, these revenues accounted for approximately 35% of our consolidated revenues.


Sales and Marketing

     We have two primary sales and marketing goals:

     o to develop new sources of revenue through new government relationships;
       and

     o to retain and grow our revenue streams from existing government relationships.

     We have well-established sales and marketing processes for achieving these goals, which are managed by our national market development division and a marketing department within most of our outsourced portal business units.


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

     Once a government decides to implement a public/private model for managing Internet access to resources and transactions, it typically starts a selection process that operates under special rules that apply to government purchasing. These rules typically require open bidding by possible service providers against a list of requirements established by the government under existing procedures or procedures specifically created for the Internet provider selection process. We respond to requests for bids with a proposal that outlines in detail our philosophy and plans for implementing our business model. Once our proposal is selected, we enter into negotiations for a contract.


Growing existing markets

     In our existing government relationships, our marketing efforts focus on:

     o expanding the number of government agencies that provide services or information on the government portal;

     o identifying new information and transactions that can be usefully and cost-effectively delivered over the Internet; and

     o increasing the number of potential users who do business with governments over the Internet.

     Although each government's unique political and economic environment drives different marketing and development priorities, we have found many of our core applications to be relevant across multiple jurisdictions. Each of our outsourced portal business units has a director of marketing and additional marketing staff that regularly meet with government, business and consumer representatives to discuss potential new services. We also promote the use of existing services to existing and new customers through speaking engagements and targeted advertising to organizations for professionals, including lawyers, bankers and insurance agents, that have a need for regular interaction with government. We have implemented a centralized marketing function to identify products and services that have been developed and implemented successfully for one government and replicate them in other jurisdictions.


Strategic Acquisitions, Investments and Alliances

     Since August 1999, we acquired four companies (eFed, Conquest Softworks, SDR and IDT); made equity-method investments in two private companies and one joint venture (Tidemark, E-Filing.com and eGS); and formed strategic alliances with several companies, including Bank of America, AOL and Deloitte Consulting. Bank of America facilitates the payment processing aspect of our NIC Commerce business-to-business procurement, payment and reconciliation solution. We currently deliver state government information, services and applications through AOL's Government Guide. Deloitte Consulting brings a wealth of experience in eGovernment implementation, strategic planning, reengineering, change leadership, training, and integration solutions, and is a primary subcontractor on our recently awarded corporate filings contract with the California Secretary of State.


Technology and Operations

     Over the past ten years, we have made substantial investments in the development of Internet-based applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the Internet, Internet security, Web-to-legacy system integration, Web-to-mainframe integration, database design, website administration and Web page development. Within this scope, we have developed and implemented a comprehensive Internet portal framework for governments, and a broad array of stand-alone services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored portal services that keep our clients on the forefront of electronic government.

     Each of our government clients has unique priorities and needs in the development of its electronic government services. More than 55% of our employees work in the Internet services and applications development and technology operations areas, and most are focused on a single government client's application needs. Our employees develop an understanding of a specific government's application priorities, technical profiles and information technology personnel and management. At the same time, all of our development directors are trained by experienced technical staff from our other operations on our standard technical framework, and there is frequent and growing communication and cooperation, which ensures that our government clients can make use of the most advanced electronic government services we have developed throughout our organization.

     Most of our portals and applications are physically hosted in each jurisdiction in which we operate on servers that we own or lease. We also provide links to sites that are maintained by government agencies or organizations that we do not manage. Our business units provide uninterrupted 24 hour per day, seven days a week online service, and all of our operations maintain fault-tolerant, redundant systems, with thorough backup and security and disaster recovery procedures.

     We believe our systems and applications are scalable and can easily be replicated from one government entity to another. We focus on sustaining low-overhead operations, with all major investments driven by the objective of deploying the highest value-added technology and applications to each operation.

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


Competition

     We believe that the principal factors upon which our businesses compete are:

     o unique understanding of government needs;

     o the quality and fit of electronic government services;

     o the speed and responsiveness to the needs of businesses and citizens; and

     o cost-effectiveness.

     We believe we compete favorably with respect to the above-listed factors. In most cases, the principal substitute for our services is a government-designed and managed service that integrates other vendors' technologies, products and services. Companies that have expertise in marketing and providing technical electronic services to government entities have begun to compete with us by further developing their services and increasing their focus on this piece of their business and market shares. Examples of companies that may compete with us are the following:

     o large systems integrators, including American Management Systems and SAIC;

     o traditional software applications developers, including Microsoft and Oracle;

     o traditional consulting firms, including IBM, KPMG, and Accenture;

     o providers of e-commerce applications, including Ariba, Commerce One, PurchasePro.com, Digital Commerce Corporation and Official Payments Corporation; and

     o consumer-oriented government portal companies, such as ezgov.com.

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

     After termination of our contracts, it is possible that governments and their successors and affiliates may use their right of use license rights to the software programs and other applications we have developed for them in the operation of their portals to operate the portals themselves. Inadvertently, they also may allow our intellectual property or other information to fall into the hands of third parties, including our competitors. In one case, after completion of one of our government contracts, a government claimed that it owned all of the software written by NIC employees pursuant to the contract, a claim which we vigorously disputed, as further discussed in Item 3. Legal Proceedings in this Form 10-K.


Employees

     As of December 31, 2001, we had 338 full-time employees, of which 31 were working in corporate operations 98 were in our software and services businesses and 209 were in our outsourced portal businesses. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.


Other Factors Affecting Our Business


We may need more working capital to fund operations and expand our business

     We anticipate that our current resources will be sufficient to meet our present working capital and capital expenditure requirements through the end of 2002 when we expect to begin to generate positive operating cash flow. However, we may need to raise additional capital before this period ends to further:

     o fund operations, including the costs to complete contracts in our NIC Conquest business, for which we have recently accrued significant losses under certain of its fixed-fee contracts, as further discussed below;

     o collateralize letters of credit, which the Company is required to post as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds;

     o support our expansion into other states, cities, municipalities and federal agencies and internationally beyond what is contemplated in 2002 if unforeseen opportunities arise;

     o expand our product and service offerings beyond what is contemplated in 2002 if unforeseen opportunities arise;

     o respond to unforeseen competitive pressures; and

     o acquire complementary businesses or technologies beyond what is contemplated in 2002 if unforeseen opportunities arise.

     Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new product and service offerings and potentially competing technological and market developments. However, any projections of future cash flows are subject to substantial uncertainty. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or obtain a working capital line of credit. The sale of additional equity securities could result in additional dilution to the Company's shareholders. From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses. Acquisitions or investments might impact the Company's liquidity requirements or cause the Company to sell additional equity securities or issue debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds were not available on acceptable terms, our ability to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures would be significantly limited. This limitation could harm our business, results of operations and financial condition. We are currently negotiating a working capital line of credit with a bank, the purpose of which is to provide the Company with greater operating flexibility and the resources to pursue opportunities that may accelerate our growth and profitability. However, we cannot guarantee that such financing will be secured or will be available in amounts or on terms acceptable to the Company.

     At December 31, 2001, the Company's total cash and marketable securities balance was $21.3 million, of which we had posted approximately $2.8 million of our cash and marketable securities as collateral for letters of credit, our $1 million bank line of credit in conjunction with a corporate credit card agreement, and our $1 million bank note payable. We issue letters of credit as collateral for performance on certain of our government contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year. In conjunction our business filings contract with the California Secretary of State, in March 2002, we issued a $5 million letter of credit as collateral for a performance bond required by the contract. Thus, at March 11, 2002, we have posted approximately $7.8 million of our cash and marketable securities as collateral.


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

     These acquisitions and future acquisitions or joint ventures could present numerous risks and uncertainties, including:

     o difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies;

     o the inability to successfully market, distribute, deploy and manage new products and services that we have limited or no experience in managing;

     o the diversion of management's attention from our core business;

     o the risk that an acquired business will not perform as expected;

     o risks associated with entering markets in which we have limited or no experience;

     o potential loss of key employees, particularly those of our acquired businesses;

     o adverse effects on existing business relationships with existing suppliers and customers;

     o potentially dilutive issuances of equity securities, which may be freely tradable in the public market;

     o erosion of our brand equity in the eGovernment or financial markets;

     o impairment, restructuring and other charges; and

     o the incurrence of debt or other expenses related to goodwill and other intangible assets.

     We cannot assure that any acquisitions we will announce will ultimately close. Moreover, even after we close such transactions, we cannot assure you that we will be able to successfully integrate the new businesses or any other businesses, products or technologies we may acquire in the future. For example, in the third and fourth quarters of 2001, we recorded impairment charges totaling $37.0 million and $12.5 million, respectively, relating to our NIC Commerce, NIC Technologies and NIC Conquest businesses, all of which have been acquired since the third quarter of 1999. Also, in the third quarter of 2000 and the fourth quarter of 2001, the Company recorded restructuring charges totaling $0.7 million and $0.4 million, respectively, relating to its NIC Commerce and NIC Technologies businesses. For additional information on these impairment and restructuring charges, see Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-K.

We have experienced significant growth in our business in recent periods and failure to manage our growth could strain our management and other resources

     Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We have acquired a number of new businesses or combined with existing entities to create new businesses, including NIC Commerce, NIC Conquest, NIC Technologies and IDT, which have strained our management resources. Any future expansion efforts could be expensive and put a strain on our management and other resources. At December 31, 1999, we had a total of 185 employees, at December 31, 2000, we had a total of 362 employees, at December 31, 2001, we had a total of 338 employees, and at February 28, 2002, we had a total of 322 employees. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

Our electronic corporate filings business has incurred losses under its fixed-fee contracts in the past, and our results of operations could be harmed if the costs that this business incurs to meet contractual commitments exceed our current estimates

     Our electronic corporate filings business, NIC Conquest, develops and delivers applications, for a fixed development fee, that improve the back-office administration of government records and better enable electronic filing and distribution of corporations and UCC records. In the fourth quarter of 1998, we determined that the balance of revenues remaining to be recognized under our existing contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications. Estimated costs in excess of fixed contract prices of $1.3 million for completing these applications were expensed in the fourth quarter of 1998. We accrued additional anticipated losses of $1.1 million in 1999, $1.4 million in 2000 and $6.0 million in 2001 based on revised estimates relating to our then-existing contracts. It is possible that our costs will similarly exceed revenues in the future, as a result of unforeseen difficulties in the creation of an application called for in a contract, unforeseen challenges in ensuring compatibility with existing systems, rising development and personnel costs or other reasons. If this occurs, our business, results of operations and financial condition could be seriously harmed.


We have incurred significant net losses in the past

     We expanded rapidly following our initial public offering in July of 1999 and have incurred substantial net losses. We incurred net losses of approximately $77.4 million for the year ended December 31, 2001, $40.3 million for the year ended December 31, 2000 and $10.7 million for the year ended December 31, 1999. Management has refocused the business and believes the Company will be become cash flow positive by the end of 2002. Further, even though we expect to achieve EBITDA profitability (earnings before interest, income taxes, depreciation, amortization and other non-cash charges) beginning in the first quarter of 2002 and net income (determined under generally accepted accounting principles) by the end of 2002, we may not be able to sustain or increase profitability on a quarterly or annual basis thereafter. We will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve growing profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to become profitable on a long-term, sustained basis.


Because we have portal outsourcing contracts with a limited number of states and local governments, the termination of certain of these contracts may harm our business

     Currently, the majority of our revenues are derived from the operation of our outsourced portal businesses. We have portal contracts with 23 state and local governments. These contracts typically have initial terms of three to five years with optional renewal periods of one to five years. However, any renewal is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a period of ten to 180 days or, in some cases, upon passing legislation. Additionally, the contracts under which we provide management and development services can be terminated without cause on a specified period of notice. The loss of one or more of our larger government portal clients, if not replaced, could dramatically reduce our revenues. If these revenue shortfalls occur, our business and financial condition would be harmed. We cannot be certain if, when or to what extent governments might fail to renew or terminate any or all of their contracts with us.


We may be unable to obtain future contracts through the request for proposal process

     A high percentage of our current revenues is derived from contracts with governments and government agencies that operate under special rules that apply to government purchasing. Where this process applies, there are special rules that typically require open bidding by possible service providers like us against a list of requirements established by governments under existing or specially-created procedures. To respond successfully to these requests for proposals, commonly known as RFPs, we must estimate accurately our cost structure for servicing a proposed contract, the time required to establish operations for the proposed client and the likely terms of any other proposals submitted. We also must assemble and submit a large volume of information within the strict time schedule mandated by an RFP. Whether or not we are able to respond successfully to RFPs in the future will significantly impact our business. We cannot guarantee that we will win any bids in the future through the RFP process, or that any winning bids will ultimately result in contracts. Even though we have broadened our product and service offerings, we still depend on the RFP process for a substantial part of our future contracts. Therefore, our business, results of operations and financial condition would be harmed if we fail to obtain profitable future contracts through the RFP process.


We may be unable to sustain the usage levels of current products and services that provide a significant percentage of our revenues

     We obtain a high proportion of our revenues from a limited number of products and services. Transaction-based fees charged for access to motor vehicle records through our insurance industry records exchange network accounted for over 43% of our revenues for the year ended December 31, 2001 and are expected to continue to account for a significant portion of our revenues in the near future. Regulatory changes or the development of alternative information sources could materially reduce our revenues from this service. A reduction in revenues from currently popular products and services would harm our business, results of operations and financial condition.


If our potential customers are not willing to switch to or adopt our online governmental portals and other electronic services, our growth and revenues will be limited

     The failure to generate a large customer base would harm our growth and revenues. This failure could occur for several reasons. Our future revenues and profits depend upon the widespread acceptance and use of the Internet as an effective medium for accessing public information, particularly as a medium for government procurement and filings. We cannot assure you that customer acceptance and use of the Internet will continue to grow. Additionally, we face intense competition in all sectors of our business. As a result, our efforts to create a larger customer base may be more difficult than expected even if we are perceived to offer products and services superior to those of our competitors. Further, because the government-to-citizen and government-to-business portal access and electronic filing market is relatively new, potential customers in this market may be confused or uncertain about the relative merits of each electronic government solution and of which solution to adopt, if any. Confusion and uncertainty in the marketplace may inhibit customers from adopting our solutions, which could harm our business, results of operations and financial condition.


The fees we collect for many of our products and services are subject to regulation that could limit growth of our revenues and profitability

     Under the terms of our outsourced portal government contracts, we remit a portion of the fees we collect to state agencies. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit or, in one case, a specified return on equity. We have limited control over the level of fees we are permitted to retain. Our business, results of operations and financial condition may be harmed if the level of fees we are permitted to retain in the future is too low or if our costs rise without a commensurate increase in fees.

The possibility of governments demanding fixed-price contracts may significantly reduce our revenues and profits

     Substantially all of our current outsourced portal contracts are on a transaction-fee basis, through which our fees vary depending on the number of Internet users who access our products and services. However, we cannot guarantee that governments will not demand fixed-price contracts in the future. Currently, under our contracts with the States of Iowa, Oklahoma and New Hampshire, Kent and Washtenaw Counties and the Florida Association of Court Clerks, we provide consulting, development and management services for these government portals predominantly under a fixed-price model. We may, from time to time, enter into other fixed-price contracts. Our failure to estimate accurately the resources and time required for an engagement, to manage governments' expectations effectively regarding the scope of services to be delivered for an estimated price or to complete fixed-price engagements within budget, on time and to governments' satisfaction could expose us to risks associated with cost overruns and, potentially, to penalties, which may harm our business, results of operations and financial condition.


Because a major portion of our current revenues is generated from a small number of users, the loss of any of these users may harm our business and financial condition

     A significant portion of our revenues is derived from data resellers' use of our portals to access motor vehicle records for sale to the automobile insurance industry. For the year ended December 31, 2001, one of these data resellers, ChoicePoint, accounted for approximately 29% of our revenues. Two other resellers accounted for an additional 5% of our revenues. It is possible that these users will develop alternative data sources or new business processes that would materially diminish their use of our portals. The loss of all or a substantial portion of business from any of these entities would harm our business and financial condition.


We may lose the right to the content distributed through our outsourced portals, which is provided to us entirely by government entities

     We do not own or create the content distributed through our outsourced portals. We depend on the governments with which we contract to supply information and data feeds to us on a timely basis to allow businesses and citizens to complete transactions and obtain government information. We cannot assure you that these data sources will continue to be available in the future. Government entities could terminate their contracts to provide data. Changes in regulations could mean that governments no longer collect some types of data or that the data is protected by more stringent privacy rules preventing uses now made of it. Moreover, our data sources are not always subject to exclusive agreements, so that data included in our products and services also may be included in those of our potential competitors. In addition, we are dependent upon the accuracy and reliability of government computer systems and data collection for the content of our portals. The loss or the unavailability of our data sources in the future, or the loss of our exclusive right to distribute some of the data sources, could harm our business, results of operations and financial condition.


The growth in our revenues may be limited by the number of governments that choose to provide electronic government services and to adopt our business model and by the finite number of governments with which we may contract for our electronic government services

     Although we have recently introduced new products and services through our eProcurement, electronic corporate filings, ethics & elections filings and commercial vehicle compliance businesses, and have recently been awarded contracts to provide eGovernment services under our traditional self-funding public/private business model to several governments, our revenues are generated principally from contracts with state governments to provide electronic government services on behalf of those governments to complete transactions and distribute public information electronically. The growth in our revenues largely depends on government entities adopting our public/private model. We cannot assure you that government entities will choose to provide electronic government services at all, or that they will not provide such services themselves without private assistance or adopting our model.

     In addition, as there is a finite number of states remaining with which we can contract for our services, future increases in our revenues will depend in part on our ability to expand our business model to include multi-state cooperative organizations, local governments, federal agencies and international entities and to broaden our product and service offerings to diversify our revenue streams across our lines of business. We cannot assure you that we will succeed in expanding into new markets, broadening our product and service offerings, or that our services will be adaptable to those new markets.


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

     o political acceptance of the concept of government agencies contracting with third parties to distribute public information, which has been offered traditionally only by the government agencies often without charge;

     o the internal review process by the government agencies for bid acceptance;

     o the need to reach a political accommodation among various interest groups;

     o changes to the bidding procedure by the government agencies;

     o changes to state legislation authorizing government's contracting with third parties to distribute public information;

     o changes in government administrations;

     o the budgetary restrictions of government entities;

     o the competition generated by the bidding process; and

     o the possibility of cancellation or delay by the government entities.

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

Entrance of potential competitors into the marketplace could harm our ability to maintain or improve our position in the market

     Many companies exist that provide one or more parts of the products and services we offer. In most cases, the principal substitute for our services is a government-designed and managed approach that integrates other vendors' technologies, products and services. Companies that have expertise in marketing and providing technical services to government entities compete with us by further developing their services and increasing their focus on this piece of their business and market shares. Examples of companies that may compete and/or currently compete with us are as follows:

     o large systems integrators, including American Management Systems and SAIC;

     o traditional software applications developers, including Microsoft and Oracle;

     o traditional consulting firms, including IBM, Deloitte Consulting, KPMG, and Accenture;

     o providers of e-commerce applications, including Ariba, Commerce One, PurchasePro.com, Digital Commerce Corporation and Official Payments Corporation; and

     o consumer-oriented government portal companies, including ezgov.com.

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

     o the commencement, completion or termination of contracts during any particular quarter;

     o the introduction of new electronic government products and services by us or our competitors;

     o technical difficulties or system downtime affecting the Internet generally or the operation of our electronic government products and services;

     o the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;

     o the result of negative cash flows due to capital investments; and

     o the incurrence of significant charges related to acquisitions.

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

     In addition, we expect that we will need to hire additional personnel in all areas in 2002, including general managers for new operations in jurisdictions in which we obtain contracts. Competition for personnel in the Internet industry is intense. We may not be able to retain our current key employees or attract, integrate or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies and positioning of our government portals and other services. This training will require substantial resources and management attention.


To be successful, we must develop and market comprehensive, efficient, cost-effective and secure electronic access to public information and new products and services

     Our success depends in part upon our ability to attract a greater number of Internet users to access public information electronically by delivering a comprehensive composite of public information and an efficient, cost-effective and secure method of electronic access and transactions. Moreover, in order to increase revenues in the future, we must continue to develop products and services that businesses and citizens will find valuable, and there is no guarantee that we will be able to do so. If we are unable to develop products and services that allow us to attract, retain and expand our current user base, our revenues and future results of operations may be harmed. We cannot assure you that the products and services we offer will appeal to a sufficient number of Internet users to generate continued revenue growth. For example, we cannot assure you that the use of our eProcurement services, by local, state and federal governments will continue to grow. Our ability to attract Internet users to our government portals depends on several factors, including:

    o the comprehensiveness of public records available through our government portals;

    o the perceived efficiency and cost-effectiveness of accessing public records electronically;

    o the perceived efficacy of online government-to-business procurement solutions;

    o the effectiveness of security measures; and

    o the increased usage and continued reliability of the Internet.

Deficiencies in our performance under a government contract could result in contract termination, reputational damage or financial penalties

     Each government entity with which we contract for outsourced portal services has the authority to require an independent audit of our performance. The scope of audits could include inspections of income statements, balance sheets, fee structures, collections practices, service levels and our compliance with applicable laws, regulations and standards. We cannot assure you that a future audit will not find any material performance deficiencies that would result in an adjustment to our revenues and result in financial penalties. Moreover, the consequent negative publicity could harm our reputation among other governments with which we would like to contract. All of these factors could harm our business, results of operations and financial condition.


We may be unable to integrate new technologies and industry standards effectively

     Our future success will depend on our ability to enhance and improve the responsiveness, functionality and features of our products and services in accordance with industry standards and to address the increasingly sophisticated technological needs of our customers on a cost-effective and timely basis. Our ability to remain competitive will depend, in part, on our ability to:

     o enhance and improve the responsiveness, functionality and other features of the government portals we offer;

     o continue to develop our technical expertise;

     o develop and introduce new services, applications and technology to meet changing customer needs and preferences; and

     o influence and respond to emerging industry standards and other technological changes in a timely and cost-effective manner.

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

     Our business would be seriously harmed if:

     o Use of the Internet and other online services does not continue to increase or increases more slowly than expected; or

     o the technology underlying the Internet and other online services does not effectively support any expansion that may occur.

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


We may be held liable for content that we obtain from government agencies

     Because we aggregate and distribute sometimes private and sensitive public information over the Internet, we may face potential liability for defamation, libel, negligence, invasion of privacy, copyright or trademark infringement, and other claims based on the nature and content of the material that is published on our outsourced government portals. Most of the agreements through which we obtain consent to disseminate this information do not contain indemnity provisions in our favor. These types of claims have been brought, sometimes successfully, against online services and websites in the past. We cannot assure you that our general liability insurance will be adequate to indemnify us for all liability that may be imposed. Any liability that is not covered by our insurance or is in excess of our insurance coverage could severely harm our business operations and financial condition.


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

     Our government portals must accommodate a high volume of traffic and deliver frequently updated information. These government portals may experience interruptions due to any failure or delay by government agencies in the transmission or receipt of this information. Due to holidays and technical problems with state computer systems, our websites have experienced slower response times or decreased traffic in the past and may experience the same incidents in the future. In addition, our users depend on Internet service providers, online service providers and other website operators for access to our government portals and other online government-to-citizen and government-to-business services. Many of these providers and operators have experienced significant outages in the past due to system failures unrelated to our systems, holidays and heavy user traffic, and could experience the same outages, delays and other difficulties in the future. Any of these system failures could harm our business, results of operations and financial condition.


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


ITEM 3. LEGAL PROCEEDINGS

     We have commenced a lawsuit captioned NATIONAL INFORMATION CONSORTIUM, INC., Plaintiff, v. LARRY J. SINGER, in his official capacity as Chief Information Officer and Executive Director of the Georgia Technology Authority, and THURBERT E. BAKER, in his official capacity as Attorney General of the State of Georgia, Defendants, pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action File No. 01-CV-2967-CC.

     We filed our compliant on November 2, 2001, seeking a declaratory judgment of copyright ownership of certain computer software written by our employees during the term of a services contract between NIC and the State of Georgia (the "Contract"). The compliant named Larry J. Singer, in his official capacity as Executive Director of the Georgia Technology Authority, and Thurbert E. Baker, in his official capacity as Attorney General of the State of Georgia, under the doctrine of Ex Parte Young, which allows lawsuits for prospective, nonpecuniary relief to proceed against state officials. Prior to our commencement of the lawsuit, Mr. Singer had written a letter to us claiming that the State of Georgia owned all of the software written by our employees pursuant to the Contract. Singer's letter to us was written on the last working day of the five-year Contract period, and in our view, contradicted the wording of the Contract.

     On December 3, 2001, Defendant Singer filed an answer and counterclaims against us. The counterclaims included two counts for declaratory judgment of copyright ownership of the same software specified in our complaint, one count for breach of contract arising from our alleged use of the software in servicing other state clients, and one count for unjust enrichment. Also on December 3, 2001, Defendant Thurbert E. Baker filed a motion to dismiss our compliant on the grounds of standing and sovereign immunity.

     On December 17, 2001, we filed a motion to dismiss Singer's breach of contract and unjust enrichment counts and one of Singer's declaratory judgment counts for failure to state a claim upon which relief may be granted. In response to this motion, Singer withdrew his count for unjust enrichment. Also on December 17, 2001, we filed a motion for a more definitive statement of Singer's remaining declaratory judgment count.

     All of the above motions are currently pending. The sole remaining claim for money damages is Singer's breach of contract count. Singer has not specified an amount of claimed damages, but contends that such damages would be an undisclosed percentage of the total amount of money paid to NIC pursuant to the Contract. The parties appear to have reached a settlement in principle on a basis very agreeable to NIC. However, there can be no assurance until the settlement agreement wording is negotiated and the agreement is signed that such an outcome will be obtained.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2001.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our stock trades on the Nasdaq National Market under the symbol "EGOV." The following table shows the range of high and low closing sales prices reported on the Nasdaq National Market for the periods indicated. On March 1, 2002, the closing price of our common stock was $3.80.

Fiscal Year Ended December 31, 2000             High               Low
-------------------------------------   -------------------   ------------
First Quarter .......................         $ 67.88           $ 28.63
Second Quarter ......................         $ 32.38           $  9.75
Third Quarter .......................         $ 17.75           $  3.97
Fourth Quarter ......................         $  4.06           $  1.19

Fiscal Year Ended December 31, 2001            High               Low
--------------------------------------        -------           -------
First Quarter .......................         $  5.13           $  1.75
Second Quarter ......................         $  3.06           $  1.82
Third Quarter .......................         $  3.60           $  2.24
Fourth Quarter ......................         $  3.57           $  2.19

     As of March 1, 2002, there were approximately 228 holders of record of shares of our common stock.


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


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Form 10-K. On March 31, 1998, we exchanged our common stock for the common stock of five affiliated companies in a transaction referred to as the Exchange Offer. Prior to the completion of the Exchange Offer, we were a holding company with no operations of our own. The Exchange Offer consolidated five business units as operating subsidiaries under a holding company. Prior to April 1, 1998, our historical financial information reflects the results of our business unit formed to pursue new business opportunities and not the results of our business units operating in Indiana, Kansas, Arkansas and Nebraska. For additional information on the Exchange Offer and the business acquisitions we have made since 1999, refer to Notes 4 and 5 in the Notes to Consolidated Financial Statements included in this Form 10-K.

                                                                            Year Ended December 31,
                                                      --------------------------------------------------------------------
                                                         1997         1998          1999           2000           2001
                                                      ---------   -----------   ------------   ------------   ------------
                                                                     (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues ....................................    $   996     $  8,148      $  16,147      $  26,971      $  39,229
 Operating loss ...................................       (277)      (7,205)       (14,470)       (52,206)       (97,968)
Net loss ..........................................       (277)      (7,896)       (10,731)       (40,278)       (77,444)
Net loss per share-basic and diluted ..............      (0.01)       (0.21)         (0.23)         (0.74)         (1.38)

                                                                                December 31,
                                                      --------------------------------------------------------------------
                                                         1997         1998          1999           2000           2001
                                                      ---------   -----------   ------------   ------------   ------------
                                                                               (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents .........................    $   179     $  1,311      $   9,527      $  13,878      $  17,236
Marketable securities .............................         --           --         82,481         24,914          4,066
Total assets ......................................        326       17,249        133,661        143,792         81,814
Bank lines of credit ..............................         --        1,024             --             --             --
Long-term debt (includes current portion of
 notes payable/capital lease obligations) .........         30          745            458            217            888
Total shareholders' equity ........................        188       10,912        128,089        135,160         59,559


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


The Company

     We are a provider of electronic government services that help governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. We accomplish this currently through two primary divisions: our portal outsourcing businesses and our software and services businesses. In our portal outsourcing businesses, we enter into contracts with governments and on their behalf design, build and operate Web-based portals. These portals consist of websites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver's license records or filing a form or report. Our unique self-funding business model allows us to reduce our government clients' financial and technology risks and obtain revenues by sharing in the fees we generate from electronic government services. Our clients benefit because they gain a centralized, customer-focused presence on the Internet. Businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments.

     Currently, we have contracts to provide portal outsourcing services for sixteen states and seven local governments. We typically enter into three to five year contracts with our government clients and manage operations for each contractual relationship through separate subsidiaries that operate as decentralized business units with a high degree of autonomy. We intend to increase our revenues by marketing our portal outsourcing services to new states, municipalities, federal agencies and international entities, and by delivering new applications and services and expanding markets within our existing contractual relationships.

     Our software and services businesses include our eProcurement, electronic corporate filings, ethics & elections filings, commercial vehicle compliance and AOL businesses. In September 1999, we acquired the net assets of NIC Commerce (formerly eFed), a provider of Internet-based procurement solutions for governments. NIC Commerce develops and manages Internet-based procurement software and services for federal and state government markets. Our Web-based procurement solution is designed specifically for governments.

     In January 2000, we merged our application services division with Conquest Softworks, LLC. NIC Conquest, the newly formed entity, serves as our electronic corporate filings business and is a provider of software applications and services for electronic filings and document management solutions for governments. Our corporate filings business focuses on Secretaries of State, whose offices are state governments' principal agencies for corporate filings.

     In May 2000, we acquired SDR Technologies, a provider of Internet-based applications for governments. SDR was renamed NIC Technologies. NIC Technologies, our ethics & elections filing business, designs and develops online election and ethics filing systems for federal, state and local government agencies.

     In October 2000, we acquired Intelligent Decision Technologies, Ltd., a provider of business-to-government reporting and filing software for the transportation industry. IDT, our commercial vehicle compliance business, has developed business-to-government applications that facilitate compliance with the Federal Highway Administration's Commercial Vehicle Information System Network. We currently have contracts to provide certain state governments with commercial vehicle electronic credentialing services that include registration, permitting, and tax filing software.

     All business acquisitions in 1999 and 2000 were accounted for as purchases and the results of the acquired companies' operations have been included in our consolidated statements of operations from the respective dates of acquisition. For additional information relating to our acquired businesses, refer to Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-K.

     In August 2000, we entered into a three-year agreement with America Online, Inc. to deliver government information, services and applications through AOL's Government Guide. NIC and AOL share revenues generated from the license or sale of advertisement on or through the Government Guide.


Strategic Alliances and Investments

     In March 2000, NIC Commerce entered into an operating agreement with Bank of America Corporation, through its subsidiary Bank of America, N.A. (USA), to create a limited liability company to offer state and local governments the first Web-based business-to-business procurement, payment and reconciliation service. By bundling NIC Commerce's software with Bank of America's government purchase cards, the new company will allow customers to place orders online through their preferred suppliers, request a quote from businesses for services, process transactions, initiate payments and reconcile accounts. Government agencies are also able to personalize their services to reflect preferred suppliers, contract requirements and other conditions through the browser-based catalog. The venture, called Banc of America Purchase Street, LLC, is the first Web-based solution to integrate various shopping and payment functions for the public sector. Banc of America Purchase Street, LLC has recently contracted to provide electronic procurement services under transaction-based pricing models to two state/local government agencies:
Houston-Galveston Area Council of Governments and the State of South Carolina. For additional information on our strategic business relationship with Bank of America, refer to Note 8 in the Notes to Consolidated Financial Statements included in this Form 10-K.

     In August 2000, we entered into a three-year agreement with America Online, Inc. to deliver state government information, services and applications through AOL's Government Guide. For additional information on our agreement with AOL, refer to Note 9 in the Notes to Consolidated Financial Statements included in this Form 10-K.

     In August 2000, we announced a strategic alliance with Deloitte Consulting to deliver new services and business models to accelerate the evolution toward next-generation eGovernment. NIC and Deloitte Consulting will deliver end-to-end eGovernment solutions that will help governments around the world operate more efficiently and be more responsive to citizen and business needs. The NIC-Deloitte Consulting alliance will leverage our expertise in establishing and operating enterprise-wide eGovernment portals and Deloitte Consulting's experience in eGovernment implementation, strategic planning, reengineering, change leadership, training, and integration solutions. Under the terms of this agreement, NIC and Deloitte Consulting will identify and provide new services, technologies and ventures to target cross-jurisdiction, vertical or specific solutions for government transactions. The companies will also identify cross-selling and co-marketing opportunities and will expand international market reach for transaction-funded government portals by creating offerings for the Americas, Europe and Asia Pacific, and other global regions. The companies will support both traditional fee-for-service projects and transaction-funded enterprise-wide business models. The alliance is non-exclusive. Deloitte Consulting serves as a subcontractor on NIC's business filings contract with the California Secretary of State, as further discussed below.

     In March 2000, we completed a $5 million cash investment in privately held E-Filing.com, Inc., a provider of online filing applications for legal services, giving us ownership of 21% of E-Filing.com. This strategic investment is expected to enable both E-Filing.com and NIC to expand access to judicial eGovernment applications nationwide. The investment is accounted for under the equity method.

     Also in March 2000, we completed a $5.5 million cash investment in privately held Tidemark Computer Systems, Inc., a provider of eGovernment permit applications and related services for local government, giving us ownership of approximately 27% of Tidemark. This strategic investment was expected to allow Tidemark and NIC to help communities automate a variety of business processes through mobile and Web-based applications. At December 31, 2000, we were closely monitoring our investment in Tidemark due to significant liquidity issues inasmuch as Tidemark's current liquid resources were sufficient to meet operating requirements only through the end of April 2001. At the end of 2000, Tidemark was in various stages of merger and acquisition discussions with several companies. We expected Tidemark would be successful in merging its operations with or being acquired by another company. Based on information received in the latter half of March 2001 from a company looking to acquire Tidemark, we determined that we would not be able to recover the entire carrying value of our investment. Accordingly, in the fourth quarter of 2000, we adjusted the carrying value of our investment to its estimated fair value resulting in a noncash impairment loss of approximately $2.1 million. In May 2001, a private technology company acquired Tidemark for cash consideration of approximately $1.6 million. We received approximately $0.7 million in cash from the transaction and had no investment balance remaining at December 31, 2001.

     In October 2000, we completed an initial $524,000 cash investment in e-Government Solutions Limited, or eGS, a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and our European subsidiary, NIC European Business Ltd. The purpose of eGS, based in London, England, is to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom. In September 2001, the eGS Joint Venture Agreement was modified and reduced our obligation to make future cash contributions to the joint venture. The investment is accounted for under the equity method. At December 31, 2001, our ownership was approximately 47% of the ordinary shares of eGS.

     E-Filing.com and eGS are in the early stage of their operations and are incurring net losses. We regularly review the carrying value of these equity method investments and record impairment losses when events and circumstances indicate that such assets are impaired. To date, we have not recorded any such impairment losses on our investments in E-Filing.com or eGS. For additional information on our investments in E-Filing.com, Tidemark and eGS, refer to Note 7 in the Notes to Consolidated Financial Statements included in this Form 10-K.


Business Filings Contract with California Secretary of State

     On September 6, 2001, our electronic corporate filings business was awarded a five-year contract by the California Secretary of State. The five-year contract to build an information management and retrieval system for the Business Programs Division of the California Secretary of State is valued at approximately $25 million and is the largest government contract we have ever been awarded. This award is both the nation's largest state eGovernment filing initiative on record and the most comprehensive secretary of state outsourced filing system project in the United States. The new Web-enabled document management and filing system will increase efficiency and reduce expenses for the State by eliminating paperwork and decreasing processing and turnaround times. Upon completion, the new system will allow agency customers, primarily from the banking and legal communities, to search, retrieve, and submit documents online. Customers will also be able to pay fees for a variety of transactions, including new incorporation document filings, trademark registrations, and Uniform Commercial Code filings. The contract includes comprehensive back office document and revenue management systems, Web and Internet applications that will take approximately 90% of the agency's Business Programs Division's services online, and imaging and indexing of more than ten million historical document pages. As part of the contract, we will provide three years of onsite support and maintenance for the system as well as marketing consultation to drive user adoption within the legal and banking industries. We will account for revenues under this contract on the percentage of completion basis. Work on this contract commenced in September 2001, and we believe this contract will be profitable. In conjunction with this contract, in March 2002, we issued a letter of credit in the amount of $5 million as collateral for a performance bond required by the contract. The letter of credit has been fully collateralized by our cash and marketable securities.


Overview of Business Models

     We classify our revenues and cost of revenues into two categories: (1) Portal and (2) Software and Services. The portal category includes revenues and cost of revenues primarily from our subsidiaries operating state and local government portals on an outsourced basis. The software and services category includes revenues and cost of revenues primarily from our eProcurement, electronic corporate filings, ethics & elections, commercial vehicle compliance and AOL businesses. We currently derive revenue from five main sources:

     o transaction-based fees;

     o fees for managing electronic government operations;

     o software licensing and maintenance fees;

     o fees for application development and hosting; and

     o advertising fees from AOL.

     Each of these revenue types and the corresponding business models are further described below.


Our portal outsourcing businesses

     In most of our outsourced portal businesses, our revenues are generated from transactions, which generally include the collection of transaction-based and subscription fees. The highest volume, most commercially valuable service we offer is access to motor vehicle records, referred to as DMV records, through our insurance industry records exchange network. This service accounted for approximately 65% of our consolidated revenues in 1999, 48% in 2000 and 43% in 2001. We believe that while this application will continue to be an important source of revenue, its contribution as a percentage of our total revenues will decline as other sources grow. ChoicePoint, which resells these records to the auto insurance industry, accounted for approximately 48% of revenues in 1999, 34% in 2000 and 29% in 2001. ChoicePoint is our only customer to account for more than 10% of our consolidated revenues for the past three years. In 2001, portal revenues accounted for approximately 68% of our consolidated revenues.

     In our outsourced portal businesses for 2001, DMV revenues represented approximately 63% of portal revenues and non-DMV revenues represented 37%. For a mature portal (a portal operating for more than one year), annual DMV revenue growth has averaged approximately 1% to 3% for the past three years, whereas non-DMV revenue growth is currently averaging approximately 50% per year.

     Transaction-based revenues from our outsourced state portal business units are highly correlated to population, but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises and the government entity's development of policy and information technology infrastructure supporting electronic government.

     We charge for access to records on a per-record basis and, depending upon government policies, also on a fixed or sliding scale bulk basis. Our fees are set by negotiation with the government agencies that control the records and are typically approved by a government sanctioned oversight body. We recognize revenues from transactions (primarily information access fees and filing fees) on an accrual basis net of the transaction fee due to the government, and we bill end-user customers primarily on a monthly basis. We typically receive a majority of payments via electronic funds transfer and credit card within 20 days of billing and remit payment to governments within 60 days of the transaction. The costs that we pay state agencies for data access are accrued as accounts receivable and accounts payable at the time revenue from the access of public information is recognized. We must remit a certain amount or percentage of these fees to government agencies regardless of whether we ultimately collect the fees. The pricing of transactions varies by the type of transaction and by state.

     Currently, under our contracts with the States of Iowa, Oklahoma and New Hampshire, Kent and Washtenaw Counties (MI) and the Florida Association of Court Clerks, we provide consulting, development and management services for these government portals predominantly under a fixed-price model. However, under our contracts with Oklahoma, Kent County and Florida, we anticipate transaction-based revenues beginning in 2002.


Our software and services businesses


eProcurement

     Our eProcurement business, while traditionally deriving software licensing and maintenance revenues from several federal agencies, also has contracted to provide eProcurement services under a transaction-based pricing model, a trend that began in the third quarter of 2000 when our eProcurement business modified its business model from a software licensing and maintenance fee basis to a transaction basis. NIC Commerce has contracted to provide electronic procurement services under transaction-based pricing models to four state/local government agencies: Houston-Galveston Area Council of Governments (H-GAC), the State of South Carolina and the States of Colorado and Utah. However, at the end of 2001, we determined it was unlikely that NIC Commerce's Colorado/Utah project would continue beyond the pilot phase of production, which concluded in February 2002. As our procurement portals in South Carolina and Houston/Galveston ramp up business in 2002, we expect an increase in transaction-based revenues from NIC Commerce. However, we anticipate decreased year-over-year quarterly eProcurment revenues in 2002 as a result of the planned downsizing of this business as further discussed below. In 2001, our eProcurement business accounted for approximately 5% of our consolidated revenues.


Electronic corporate filings

     Our electronic corporate filings business derives the majority of its revenues from fixed-price application development contracts and recognizes revenues from long-term application development contracts on the percentage of completion method. The average size contract for this business has historically been approximately $1 million to $3 million. However, as further discussed below, our five-year contract with the California Secretary of State is valued at approximately $25 million. In 2001, our electronic corporate filings business accounted for approximately 14% of our consolidated revenues.


Ethics & elections

     Our ethics & elections business derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided. In 2001, our ethics & elections business accounted for approximately 3% of our consolidated revenues.


Commercial vehicle compliance

     Our commercial vehicle compliance business currently derives the majority of its revenues from cost-plus time and materials application development contracts with governments and recognizes revenues as services are provided. In 2001, our commercial vehicle compliance business accounted for approximately 7% of our consolidated revenues.

AOL

     In August 2000, we entered into a three-year agreement with America Online, Inc. to deliver government information, services and applications through AOL's Government Guide. NIC and AOL share revenues generated from the license or sale of advertisement on or through the Government Guide. We recognize our share of AOL's advertising revenues when notified of the amount due from AOL, which is approximately one month after the advertisement is provided. In 2001, our AOL business accounted for approximately 3% of our consolidated revenues.

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently issued by the SEC, requests companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The SEC indicated that a critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 to the Notes to Consolidated Financial Statements included in this Form 10-K. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Note that the preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.


Revenue recognition

     Our electronic corporate filings business, NIC Conquest, derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method, primarily utilizing costs incurred to date as compared to the estimated total costs for each contract. Revenues and profits from these contracts are based on the Company's estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. In 1999, management determined that the balance of revenues remaining to be recognized under existing contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued approximately $1.2 million for the expected loss. Due to developments arising in late March 2000 relating to subcontractor performance and technical delivery issues, management determined that the balance of revenues remaining to be recognized under an application development contract with the Indiana Secretary of State was not expected to cover the Company's current estimate of costs to develop and implement the related application and accrued approximately $1.4 million for the expected loss. Due to developments arising in the second half of 2001 relating to NIC Conquest's decision to migrate to a common operating platform for its UCC and corporations filing applications, management accrued an additional $6.0 million for expected losses on outstanding contracts where migration was elected. These losses are included in cost of software and services revenues in the consolidated statements of operations. At December 31, 2001, the accrual for all application development contracts held by the Company was approximately $4.0 million, which management believes is adequate. Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.


Impairment of intangible assets

     At each balance sheet date, and whenever events or changes in circumstances warrant, management assesses the carrying value of recorded goodwill and other intangible assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis. If the sum of the expected future cash flows on an undiscounted basis were to be less than the carrying amount of the intangible asset, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset exceeds its estimated fair value. There is considerable management judgment necessary to determine future cash flows, and accordingly, actual results could vary significantly from such estimates.

     In the third and fourth quarters of 2001, we recorded impairment charges totaling $37.0 million and $12.5 million, respectively, relating to our NIC Commerce, NIC Technologies and NIC Conquest businesses as further discussed below and in Note 3 to the Notes to Consolidated Financial Statements included in this Form 10-K.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually. SFAS No. 142 is effective for the Company beginning January 1, 2002. At December 31, 2001, the carrying value of our goodwill, relating exclusively to the acquisition of IDT in October 2000, was approximately $1.3 million. In 2001, we recognized goodwill amortization expense of approximately $0.2 million per quarter relating to the IDT acquisition that will no longer be recognized upon adoption of SFAS No. 142. We have not completed an assessment of the impact of the impairment testing required by SFAS No. 142. SFAS No. 142 requires the Company to determine if the fair value of IDT is less than the carrying value at January 1, 2002 by June 30, 2002. If the fair value were less than the carrying value, goodwill would likely be impaired. IDT was profitable in 2001 and is expected to be profitable in 2002. However, we have contingent purchase price obligations related to IDT (see
Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-K), and issuance of additional consideration in 2002 or 2003 could result in impairment even if our recorded goodwill at January 1, 2002 was not impaired under SFAS No. 142.


Deferred income taxes

     We recognize deferred income taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     We have a recent history of unprofitable operations primarily due to operating losses incurred in the companies we have acquired since September 1999. These losses have generated significant federal tax net operating losses, or NOLs. We had available at December 31, 1999, 2000 and 2001 NOL carryforwards for federal tax purposes of approximately $0.3 million, $29.8 million and $30.6 million that will expire in the years 2019, 2020 and 2021, respectively. We believe it is more likely than not that we will generate sufficient taxable income from future operations to fully utilize the NOL carryforwards prior to expiration. The recorded amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. There is considerable management judgment necessary to determine future taxable income, and accordingly, actual results could vary significantly from such estimates. For additional discussion of deferred income taxes, see the "Deferred Tax Assets" section below and Note 17 to the Notes to Consolidated Financial Statements included in this Form 10-K.


Impairment and Restructuring Charges

     In the third and fourth quarters of 2001, we recorded impairment charges totaling $37.0 million and $12.5 million, respectively, relating to our NIC Commerce, NIC Technologies and NIC Conquest businesses. In the third quarter of 2000 and the fourth quarter of 2001, we recorded restructuring charges totaling $0.7 million and $0.4 million, respectively, relating to our NIC Commerce and NIC Technologies businesses.

NIC Commerce

     During the third quarter of 2001, we identified indicators of possible impairment of our goodwill and other acquired intangible assets related to the acquisition of eFed. The impairment indicators included, but were not limited to, the recent restructurings in this business, which included workforce layoffs and office closings, significant underperformance of this business relative to historical and projected future operating results, management's reallocation of capital resources from this underperforming business to its most profitable businesses, and significant negative industry and economic trends within the eProcurement sector. In addition to the management and organizational changes that have taken place at NIC Commerce since third quarter of 2000, we continued the restructuring of this business in recent months by eliminating the majority of its marketing and business development staff due to poor performance, with additional headcount reductions made in October 2001. We concluded the remaining goodwill and other intangible assets related to the acquisition of eFed no longer had value and recognized a $9.4 million impairment loss in the third quarter of 2001. Furthermore, in December 2001, we determined it was unlikely that NIC Commerce's Colorado/Utah project would continue beyond the pilot phase of production. This, among other factors, led us to determine that the NIC Commerce business would be downsized further in 2002, which will include the terminations of certain senior administrative staff and development staff to more appropriately size operations to visible demand. Such demand could not support the recoverability of costs NIC Commerce had capitalized on the latest versions of its eProcurement software and $4.6 million was expensed as an impairment charge in the fourth quarter of 2001.


NIC Technologies

     During the third quarter of 2001, we identified indicators of possible impairment of our goodwill and other acquired intangible assets related to the acquisition of SDR Technologies. The impairment indicators included, but were not limited to, the recent restructuring in this business, which included workforce layoffs and office closings, and the significant underperformance of this business. NIC Technologies had been integrated as the application development organization for our portal businesses. However, a series of organizational restructurings completed in the third quarter of 2001 lead to significant layoffs at NIC Technologies and a shift in application development from what were previously centralized development operations in Westlake Village, California and Pune, India to regionalized operations in selected state portals. In total, less than 25 employees who were employees of the original SDR Technologies were employed with NIC at December 31, 2001, down from a previous high of approximately 85 employees at the date of acquisition in May 2000. Additionally, we determined that the value of the technology intangible relating to the SDR acquisition was impaired. We significantly curtailed funding of all research and development-stage technology projects that did not have demonstrable and immediate positive financial returns for the Company. Specifically, future funding to actively develop and market the Company's Web iVR technology was significantly scaled back. This Web iVR technology was the primary value driver of the product technology intangible resulting from the SDR acquisition. Goodwill related to the SDR acquisition primarily represented the benefits we expected to receive from a centralized application development organization. As we have now abandoned that strategy and eliminated most of the development resources acquired with SDR, management concluded the goodwill no longer had value. We recognized a $27.6 million impairment loss in the third quarter of 2001 representing the unamortized balances of goodwill and other intangible assets related to the acquisition of SDR. Additionally, during the fourth quarter of 2001 we continued to evaluate the recoverability of capitalized software at NIC Technologies. We determined that the expected future cash flows of NIC Technologies would not be sufficient to recover the capitalized software assets and $1.0 million was expensed as an impairment charge in the fourth quarter of 2001.


NIC Conquest

     Due to developments arising in the second half of 2001 relating to NIC Conquest's decision to migrate to a common operating platform for its core UCC and corporations filing applications, we determined that the balance of revenues remaining to be recognized under certain application development contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued losses of approximately $6 million in the third and fourth quarters of 2001. Additionally, in the fourth quarter of 2001, we decided to devote all resources to completing existing contracts and not actively market the solution to new customers in the foreseeable future. Based on this decision not to actively market the solution, we determined that the carrying value of capitalized software development costs relating to this business were not recoverable and had been impaired. This assessment resulted in an impairment charge during the fourth quarter of 2001 of approximately $4.4 million. As a result of the decision to curtail marketing and the uncertainty regarding future sales of this solution, we concluded that the remaining unamortized balance of goodwill related to NIC Conquest was impaired and recorded a $2.5 million impairment charge in the fourth quarter of 2001.


Restructurings

     In September 2000, we announced that our third quarter operating results would likely fall short of the consensus analyst revenue and earnings estimates. Concurrent with this announcement, we announced the restructuring of our NIC Commerce and NIC Technologies businesses, the reorganization of our management team and the consolidation of our marketing efforts. Our lower-than-expected third quarter 2000 operating results were mainly attributable to our NIC Commerce and NIC Technologies businesses, which were affected by industry-wide post Y2K delays in government decision-making and sales cycles during the first half of 2000. These businesses were the main sources of revenue shortfall versus expectations as a result of their management's ineffective forecasting and inadequate response to market signals that new business and revenues would be less than expectations. In addition, these businesses were the main source of EBITDA shortfall versus expectations as a result of expenditures for sustained development, marketing and product delivery efforts to support these operations whose revenue and gross profit impact did not materialize as expected during the quarter. Our response to the inadequate performance of these businesses, both of which we have acquired since September 1999, was to initiate a change in leadership, while simultaneously adjusting operational processes and resources to more appropriately size these operations to visible demand and more efficiently align them with other eGovernment initiatives across NIC. The restructuring involved employee reductions in our marketing division and at our NIC Commerce and NIC Technologies businesses. As a result, we incurred a pre-tax charge of approximately $638,000 in the third quarter of 2000 relating to employee severance costs. Employee severance costs paid through December 31, 2000 totaled $358,000 with $280,000 paid in 2001. Cash requirements for the restructuring were funded from available resources. Employee severance costs related to severance packages for 23 employees in marketing, product development and administration, 21 of which were terminated by December 31, 2000, with two additional terminations made in 2001.

     In addition to the management and organizational changes that have taken place at NIC Commerce since the third quarter of 2000 as discussed above, during the fourth quarter of 2001, we continued to evaluate the viability of our eProcurement business. We determined it was unlikely that NIC Commerce's Colorado/Utah project would continue beyond the pilot phase of production. This, among other factors, led the Company to determine that the NIC Commerce business would need to be downsized further in 2002. As a result, we incurred a pre-tax charge of approximately $374,000 in the fourth quarter of 2001 relating primarily to employee severance and lease abandonment costs. At December 31, 2001, $374,000 remained accrued for future payments. Cash requirements for the restructuring will be funded from available resources. Employee severance costs totaling approximately $350,000 relate to severance packages for nine employees in administration and development, with all terminations expected to take place by the end of the first quarter of 2002. The pre-tax savings from these reductions are expected to approximate $1.1 million annually.


Presentation of Revenues and Reclassified Consolidated Statement of Operations

     In the fourth quarter of 2000, we began to recognize revenues for the access of public information net of the transaction fee due to the government. Previously, the Company presented such revenues on a gross basis and accrued the costs that it pays to government agencies for data access as cost of revenues. All prior period information was reclassified for comparative purposes.

     In the fourth quarter of 2001, we decided to reclassify certain information in our consolidated statements of operations. Consistent with prior reporting periods, we have continued to classify revenues and cost of revenues into two categories: (1) portal and (2) software and services. However, as compared to prior reporting periods, no total gross profit line is reported, as we believe the total gross profit line is not a meaningful presentation. Instead, cost of portal revenues and cost of software and services revenues have been classified as separate operating expense categories. The portal category includes revenues primarily from the Company's subsidiaries operating enterprise-wide state and local government portals under long-term contracts on an outsourced basis. The software and services category includes revenues primarily from the Company's eProcurement, electronic corporate filings, ethics & elections, commercial vehicle compliance and AOL businesses. The primary categories of operating expenses include: cost of portal revenues; cost of software and services revenues; general and administrative; and sales and marketing. Cost of portal revenues consist of all direct costs associated with operating outsourced portals including employee compensation, telecommunications, maintenance and all other costs associated with the provision of dedicated client service such as dedicated facilities for our outsourced contracts. Cost of software and services revenues consist of all direct project costs to provide software development and services such as employee compensation, the cost of subcontractors hired as part of software and services projects, and all other direct project costs including materials, travel and other out-of-pocket expenses. General and administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, legal and finance, and all costs of non-customer service personnel from our software and services businesses, including information systems, office rent and maintenance. Sales and marketing costs consist primarily of corporate-level expenses relating to market development, public relations and promotional activities including advertising, image development and market research. All prior period information was reclassified for comparative purposes.


Comparison of Years Ended December 31, 2001, 2000 and 1999

     In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

KEY FINANCIAL METRICS                           1999     2000       2001
--------------------------------------------   ------   ------   ----------
Revenue growth                                   98%      67%         45%
Gross profit% -- outsourced portals              29%      21%         26%
Gross profit% -- software and services           10%       7%        (23%)
General and administrative as % of revenue       25%      79%         53%
Sales and marketing as % of revenue               4%      21%          6%

     REVENUES. Total revenues increased 45% to $39.2 million in 2001 as compared to the prior year. Portal revenues were $26.7 million for 2001, a 50% increase over the prior year. Of this increase, 29% was attributable to revenues from our outsourced state portal business units that became operational after December 31, 2000, including our portals in Idaho and Tennessee, which began to generate substantive revenues in the first quarter of 2001, our Hawaii and Montana portals, which began to generate driver's license record access, or DMV, revenues in the third quarter of 2001, and from our contracts with the State of Oklahoma and the Florida Association of Court Clerks. Our Oklahoma and Florida contracts are different from our traditional self-funding outsourced portal contracts, as we receive fixed payments for the development of these portals with the expectations of future application development and transaction revenues. We are in the development phase of our contract with the Florida Association of Court Clerks and are recognizing revenues on a percentage of completion basis. Approximately 19% of the increase in portal revenues for 2001 was attributable to an increase in same state portal volumes (states open more than two years) and 2% was attributable to our local portals. Excluding outsourced portal business units that became operational after December 31, 2000 and our state portals that operate under fixed-price models, same state portal transaction revenues for 2001 increased 22% over the prior year as a result of increased transaction volumes mainly from our Kansas, Indiana, Virginia and Utah subsidiaries.

     Software and services revenues were $12.5 million for 2001, a 36% increase over the prior year. Of this increase, 28% was from IDT, our commercial vehicle compliance business, which we acquired in October 2000, 12% was from our AOL business, which began to generate substantive advertising revenues subsequent to the launch of AOL's Government Guide in March 2001, and 21% was from NIC Conquest, our electronic corporate filings business, which benefited from its five-year, $25 million contract with the California Secretary of State to develop and implement a comprehensive information management and filing system. This contract commenced in September 2001, and we recognized approximately $1.1 million in revenues during 2001 under percentage of completion accounting. Partially offsetting these increases were decreases in revenues from our eProcurement business (20%), and to a lesser extent, our ethics & elections business (5%). eProcurement revenues decreased in 2001 due to an anticipated fall-off in license and maintenance revenues, a trend that began in the third quarter of 2000 when we modified our eProcurement business model. As procurement portals in South Carolina and Houston/Galveston become more fully operational in 2002, we expect an increase in transaction-based eProcurement revenue in 2002. However, we anticipate decreased year-over-year quarterly eProcurment revenues in 2002 as a result of the planned downsizing of this business as further discussed above.

     Total revenues increased 67% to $27.0 million in 2000 as compared to the prior year. Portal revenues were $17.8 million for 2000, a 27% increase over the prior year. Of this increase, 16% was attributable to revenues from our outsourced state portal business units that became operational after June 30, 1999 and 11% was from an increase in revenues relating to same state portal volumes. Excluding state portal business units that became operational after June 30, 1999 and our state portals that operate under fixed-price models, same state portal transaction revenues for 2000 increased 17% over the prior year as a result of increased transaction volumes mainly from our Kansas, Indiana and Virginia subsidiaries. Software and services revenues were $9.2 million for 2000, a 329% increase over the prior year, primarily reflecting incremental revenues from businesses we have acquired since September 1999. Of this increase, 140% was attributable to NIC Conquest, which was formed in January 2000 through the merger of our application services division and Conquest Softworks, LLC, 96% was from NIC Commerce, which we acquired in September 1999, 78% was from NIC Technologies, which we acquired in May 2000, and 15% was from IDT, which we acquired in October 2000.

     COST OF PORTAL REVENUES. Cost of portal revenues increased 41% to $19.8 million in 2001 as compared to the prior year. Of this increase, 22% was attributable to costs from our outsourced state portal business units that became operational after December 31, 2000, 10% was attributable to our local portals, the majority of which became operational in 2001, and 9% was attributable to an increase in same state cost of portal revenues. Excluding outsourced state portal business units that became operational after December 31, 2000, same state cost of portal revenues increased 10% over the prior year primarily as a result of ongoing technology enhancements and service delivery investment in our state portal partnerships. However, our portal gross profit rate increased to 26% in 2001 compared to 21% for 2000. This increase was primarily attributable to our Tennessee, Idaho and Hawaii portals, which began to generate substantive revenues in 2001, yet were in the early stages of development throughout most of 2000 and had not yet begun to generate revenues at December 31, 2000. Our same state portal gross profit rate increased to 40% in 2001 compared to 35% in 2000 and 1999, primarily as a result of increased business and citizen adoption of existing portal applications and the addition of new revenue generating applications and services within existing portals in 2001. We intend to continue to expand our portal operations by developing and promoting new applications and services within our existing portals. Accordingly, we expect our same state gross profit rate to continue to increase in the foreseeable future.

     Cost of portal revenues increased 41% to $14.1 million in 2000 as compared to the prior year. Of this increase, 36% was attributable to costs from our outsourced state and local portal business units that became operational after June 30, 1999, and 6% was from an increase in same state cost of portal revenues. Excluding outsourced portal business units that became operational after June 30, 1999, same state cost of portal revenues increased 6% over the prior year primarily as a result of ongoing technology enhancements and service delivery investment in our state portal partnerships. Our portal gross profit rate decreased to 21% in 2000 from 29% in 1999 due to our Tennessee, Idaho and Hawaii portals, which were in the early stages of development throughout most of 2000 and had not yet begun to generate revenues at December 31, 2000.

     COST OF SOFTWARE AND SERVICES REVENUES. Cost of software and services revenues increased 80% to $15.3 million in 2001 as compared to the prior year. As further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K, cost of software and services revenues for 2001, 2000 and 1999 include charges of $6.0 million, $1.4 million and $1.1 million, respectively, for anticipated costs in excess of revenues to be recognized under certain of our application services contracts in our electronic corporate filings business. Excluding these charges, cost of software and services revenues increased by 30% in 2001, which was relatively consistent with the increase in software and services revenues in the current year. Of this increase, 27% was attributable to our NIC Conquest business, 19% was attributable to IDT, and 11% was attributable to our AOL business, which commenced operations in the third quarter of 2000. Partially offsetting these increases were decreases from our eProcurment (15%) and ethics & elections (13%) businesses as a result of decreased revenues in 2001.

     Cost of software and services revenues increased 340% to $8.5 million in 2000 as compared to the prior year. Excluding the charges noted above pertaining to our electronic corporate filings business, cost of software and services revenues were $7.1 million in 2000, a 786% increase over the prior year, primarily reflecting incremental costs from businesses we have acquired since September 1999. Of this increase, 240% was attributable to NIC Conquest, 229% was from NIC Commerce, 188% was from NIC Technologies, 115% was from AOL and 14% was from IDT.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses in 2001 were $20.8 million, a 2% decrease from the prior year. In the fourth quarter of 2001, we incurred a charge of approximately $0.4 million for employee severance and lease abandonment costs related to the restructuring of our NIC Commerce business, as further discussed above. In the second quarter of 2000, the Company incurred a one-time charge of approximately $0.8 million relating to our withdrawn secondary stock offering as further discussed in Note 16 to the Notes to Consolidated Financial Statements included in this Form 10-K. During the third quarter of 2000, the Company incurred a charge of approximately $0.6 million for employee severance costs related to the corporate restructuring of our NIC Commerce and NIC Technologies divisions and the consolidation of our marketing efforts, as further discussed above. The Company also incurred a one-time non-cash charge of approximately $0.2 million in the third quarter of 2000 due to the adoption of a company-wide vacation policy that required the Company to recognize a liability for earned but unused employee vacation. Excluding these charges, general and administrative expenses for 2001 increased 4% over 2000. We expect general and administrative expenses to decrease significantly in 2002 as a result of our continuing overhead cost containment and efficiency efforts throughout the Company and the organizational restructurings and headcount reductions that have taken place within our acquired businesses since the third quarter of 2000.

     General and administrative expenses in 2000 were $21.3 million, a 437% increase over the prior year. Excluding the charges incurred in 2000 as discussed above, general and administrative expenses for 2000 increased 396% over 1999, primarily reflecting incremental corporate level expenses and costs from businesses we have acquired since September 1999. Of this increase, 170% was from NIC Commerce, 57% was from NIC Technologies, 37% was from NIC Conquest and 7% was from IDT. Additionally, 125% of the increase was from an increase in corporate level expenses as a result of becoming a public company in July 1999, and our overall growth and positioning for future growth, including strategic infrastructure investments in finance, technology and management personnel.

     Excluding the charges discussed above, general and administrative expenses as a percentage of revenue were 52%, 73% and 25% for 2001, 2000 and 1999, respectively. The pronounced increase in 2000 was primarily attributable to an increase in corporate level expenses since becoming a public company in July 1999 and costs from businesses we have acquired since September 1999 as further discussed above. We anticipate general and administrative expenses as a percentage of revenue to decrease to between 20% and 25% in 2002. We expect to accomplish this by keeping corporate-level expenses relatively flat year-over-year and by leveraging the relatively fixed cost structure within our outsourced portal businesses through the continued expansion of existing and new portal applications and services.

     SALES AND MARKETING. Sales and marketing expenses were $2.3 million, a 59% decrease from $5.6 million in 2000. Sales and marketing expenses were $0.6 million in 1999. The increase in corporate level expenses in 2000 was primarily attributable to expenditures for marketing and public relations personnel and promotional activities including advertising, image development and market research subsequent to becoming a public company in July 1999. In 2001, we significantly curtailed public relations, brand image and advertising expenses and consolidated our sales and marketing efforts into one corporate-level market development department to more appropriately match expenditures to expected market demand for our eGovernment services.

     Sales and marketing expenses as a percentage of revenue were approximately 6%, 21% and 4% for 2001, 2000 and 1999, respectively. We anticipate sales and marketing expenses as a percentage of revenue to remain between 5% and 6% throughout 2002.

     IMPAIRMENT LOSS. For additional information on the impairment losses we recorded in 2001, refer to the discussion above under "Impairment and Restructuring Charges" and in Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-K.

     STOCK COMPENSATION. Stock compensation for 2001 and 2000 consisted primarily of amortization of deferred compensation expense related to common stock options granted to senior level executives and other key employees in 1998 and 1999. Stock compensation was $3.2 million for 1999, which consisted of compensation expense recognized on stock sales to senior level executives in the first half of 1999 and on stock options granted to senior level executives and other key employees in late 1998 and 1999. From February 1999 through May 1999, we sold approximately 370,000 shares of common stock to key employees and recognized approximately $1.6 million in compensation expense for the amount by which the fair value of common stock sold exceeded the amount paid. In addition, we recognized approximately $1.6 million in compensation expense in 1999 relating to stock options. We expect to recognize approximately $1.1 million in deferred compensation in 2002, with the remaining $0.2 million to be recognized by the end of the second quarter of 2003.

     DEPRECIATION AND AMORTIZATION. The increase in depreciation and amortization expense for 2000 as compared to 1999 was primarily due to intangible asset amortization resulting from our four acquisitions since September 1999 and the amortization of the fair value of fully vested warrants issued to AOL in August 2000. Depreciation expense increased by $1.1 million for the year ended December 31, 2000 as a result of additions to property and equipment throughout 2000 and the depreciation of fixed assets from our acquired businesses. These increases were partially offset by a decrease in intangible asset amortization resulting from our March 31, 1998 Exchange Offer. Certain intangible assets relating to that exchange offer became fully amortized in December 31, 1999, June 30, 2000 and August 31, 2000.

     We wrote off all remaining goodwill and purchase accounting intangible assets relating to our business combinations with SDR Technologies, eFed and Conquest in the third and fourth quarters of 2001. In addition, we wrote off capitalized software development costs from our NIC Technologies, NIC Commerce and NIC Conquest businesses in the fourth quarter of 2001. At December 31, 2001, the carrying value of the Company's remaining goodwill, relating exclusively to our acquisition of IDT in October 2000, was approximately $1.3 million. In 2001, the Company recognized goodwill amortization expense of approximately $0.2 million per quarter relating to the IDT acquisition that will no longer be recognized upon adoption of SFAS No. 142 on January 1, 2002. Accordingly, we expect amortization expense to decrease significantly in 2002 to approximately $1.6 million, the majority of which will consist of the amortization of the fair value of the fully vested warrants we issued to AOL in August 2000, as further discussed in Note 9 to the Note to Consolidated Financial Statements included in this Form 10-K. Total depreciation and amortization expense in 2002 is expected to be less than $5 million.

     OPERATING LOSS. Operating loss for 2001 was $98.0 million compared to $52.2 million for 2000 and $14.5 million for 1999. Excluding non-cash charges for impairment losses, stock compensation, depreciation and amortization and the charges in the fourth quarter of 2001 relating to our NIC Commerce restructuring, the second quarter of 2000 relating to the withdrawn common stock offering, the third quarter of 2000 relating to our corporate restructuring and vacation liabilities, and the charges in 2001, 2000 and 1999 relating to the Company's application services contracts, operating loss would have been $12.6 million for 2001 compared to an operating loss of $19.4 million for 2000 and operating income of $0.8 million for 1999.

     Earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, impairment losses, special charges and other non-cash charges related to stock compensation and our application services contracts ("EBITDA") was negative $12.6 million for 2001 compared to negative $19.4 million for 2000 and positive $0.8 million for 1999. EBITDA from our outsourced portals segment was a positive $4.6 million in 2001 and increased by approximately $3.4 million from the prior year primarily due to positive contributions from portals that became fully operational in 2001 including our Hawaii, Idaho, Montana, Oklahoma and Tennessee portals. In 2000, our Hawaii, Idaho and Tennessee portals were under development and incurred substantial start up losses, contributing to the decrease in EBITDA from 1999.

     EBITDA from our eGovernment products segment, which consists primarily of our NIC Conquest, NIC Technologies and IDT subsidiaries, was negative $2.7 million in 2001 and 2000 compared to negative $0.2 million for 1999. The decrease in EBITDA in 2000 was primarily the result of payroll-related expenses for product development and product delivery efforts at NIC Technologies, which precipitated the third quarter 2000 restructuring as discussed above.

     EBITDA from our eProcurement segment was negative $4.1 million in 2001, negative $6.2 million in 2000 and positive $0.3 million in 1999. The decrease in EBITDA in 2000 was due primarily to expenditures for business development, marketing and public relations, which also precipitated the third quarter 2000 restructuring at NIC Commerce. The improvement in EBITDA in 2001 was primarily the result of the organizational restructurings and headcount reductions that have taken place at NIC Commerce since the third quarter of 2000.

     Corporate level expenses were $9.7 million in 2001, $10.7 million in 2000 and $3.0 million in 1999. Corporate level expenses for the past three years are further discussed under the analysis of general and administrative expenses and sales and marketing expenses above.

     We expect to generate positive EBITDA for the first quarter of 2002 and expect EBITDA to improve on a sequential quarter-over-quarter basis throughout 2002.

     INTEREST INCOME. Interest income primarily reflects interest income earned on our cash and marketable securities portfolio. We placed the proceeds from our July 20, 1999 initial public offering in short-term, investment-grade, interest-bearing marketable securities. Interest income for the year ended December 31, 1999 reflects less than six months of interest earned on these investments versus a full year of interest earned in 2000. We expect other income, net, to be lower in 2002 compared to 2001, as our cash and marketable securities portfolio was approximately $21.3 million at December 31, 2001 compared to $38.8 million at December 31, 2000 and $92.0 million at December 31, 1999. Interest rates we currently earn are less than in prior periods. Additionally, we do expect to consume cash in 2002 with our operations turning cash flow positive late in the year.

     EQUITY IN NET LOSS OF AFFILIATES. For the years ended December 31, 2001 and 2000, equity in net loss of affiliates represents our share of losses of companies in which we have equity method investments that give us the ability to exercise significant influence, but not control, over the investees. In the first quarter of 2000, we invested in two private companies involved in the eGovernment services industry, Tidemark and E-Filing.com, primarily for strategic purposes. In the fourth quarter of 2000, we invested in eGS, a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and our European subsidiary, NIC European Business Ltd. The purpose of eGS, based in London, England, is to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom. As noted above, in the fourth quarter of 2000, we incurred a noncash impairment loss of approximately $2.1 million relating to our investment in Tidemark. In May 2001, a private technology company acquired Tidemark for cash consideration of approximately $1.6 million. NIC received approximately $0.7 million in cash from the transaction and has no investment balance remaining at December 31, 2001. E-Filing.com and eGS are in the early stage of their operations and are incurring net losses. Therefore, we expect to continue to record losses on our equity-method investments in the foreseeable future. However, in 2002 we expect these losses to be much lower than in 2001 and be within a range of $1 million to $1.2 million.

     INCOME TAXES. We recognized an income tax benefit in 2001, 2000 and 1999. In 2001, the income tax benefit was less than the amount customarily expected primarily because of expenses that are not deductible for tax purposes including amortization of goodwill from the Exchange Offer, the Conquest merger, the SDR acquisition and the IDT acquisition, certain stock compensation costs and the goodwill relating to the SDR acquisition and Conquest merger that was written off in the third and fourth quarters of 2001 as part of the intangible asset impairment charge. In 2000, the income tax benefit was less than the amount customarily expected because of expenses that are not deductible for tax purposes including amortization of goodwill from the Exchange Offer, the Conquest merger, the SDR acquisition, the IDT acquisition, and certain stock compensation costs. In 1999, the income tax benefit was less than the amount customarily expected because of expenses that are not deductible for tax purposes including amortization of goodwill from the Exchange Offer and certain stock compensation costs.


Liquidity and Capital Resources

     Net cash used in operating activities was $10.8 million for 2001 compared to $24.5 million for 2000. The decrease in cash used in operating activities is primarily the result of a positive net change in operating assets and liabilities as compared to the prior year and a year-over-year reduction in our operating loss (excluding non-cash charges). Contributing to this positive net change in operating assets and liabilities was an increase in accrued expenses, partially due to subcontractor costs from our NIC Conquest business, and a decrease in prepaid expenses, primarily due to the amortization of the prepaid carriage fee under our arrangement with AOL. The increase in accounts receivable and payable for 2001 was primarily due to our Hawaii, Idaho, Montana, Rhode Island and Tennessee portals, all of which began to generate substantive revenues in 2001. The statutory fees charged for data access by our state portals are accrued as accounts receivable and accounts payable at the time services are provided.

     The 2000 increase in cash used in operating activities is primarily attributable to funding operations (particularly NIC Commerce, acquired in September 1999, NIC Technologies, acquired in May 2000, and our Idaho, Hawaii, Tennessee and San Francisco portals, which became operational after November
1999) and corporate level expenses as a result of our overall growth since becoming a public company in July 1999 and positioning for future growth, including planned strategic infrastructure investments in marketing, public relations, finance, technology and management personnel. As discussed in Note 9 in the Notes to Consolidated Financial Statements included in this Form 10-K, we made an initial cash payment to AOL totaling $1.125 million in August 2000 and an additional payment of $375,000 in November 2000, of which $1.0 million was recorded as a prepaid expense in the consolidated balance sheet at December 31, 2000.

     Although we plan to generate positive EBITDA in 2002, we expect operating cash flow to be modestly negative through the end of 2002, primarily due to continued project expenditures from our NIC Conquest business. As further discussed in Note 2 to the Note to Consolidated Financial Statements included in this Form 10-K, due to developments arising in the second half of 2001 relating to NIC Conquest's migration to a common operating platform for its UCC and corporations filing applications, we determined that the balance of revenues remaining to be recognized under certain existing application development contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued $6.0 million for expected contract losses under percentage of completion accounting. At December 31, 2001, the loss accrual for all NIC Conquest application development contracts was approximately $4.0 million, the majority of which will be expended by the end of the third quarter of 2002.

     Investing activities resulted in net cash generated of approximately $13.2 million in 2001 reflecting $21.4 million in net maturities of our marketable securities portfolio used for funding operations and for capital expenditures. Investing activities in 2001 also reflect approximately $6.6 million in capitalized software development costs mainly from our NIC Commerce, NIC Conquest and NIC Technologies subsidiaries and approximately $0.5 million in proceeds from the sale of property and equipment. Investing activities for 2000 resulted in net cash generated of $30.6 million, reflecting $60.8 million in net maturities of our marketable securities portfolio used for funding operations and for capital expenditures ($5.4 million), our business combination with Conquest Softworks, LLC ($4.6 million), strategic equity investments in Tidemark ($5.5 million) and E-Filing.com ($5.3 million), direct costs of the SDR acquisition ($4.2 million), our acquisition of IDT ($0.5 million), and our investment in eGS ($0.5 million).

Investing activities for 2000 also reflect approximately $4.1 million in capitalized software development costs mainly from our NIC Commerce and NIC Conquest subsidiaries. Investing activities for 1999 resulted in net cash used of $97.5 million, reflecting the purchase of marketable securities with the net proceeds of our July 1999 initial public offering, the $15.1 million cash outlay for our September 1999 eFed acquisition, and $1.8 million for capital expenditures.

     Financing activities resulted in net cash generated of approximately $1.0 million in 2001, primarily reflecting $1.0 million in cash proceeds from a bank note payable that we used to purchase certain hardware and software components for our NIC Commerce subsidiary. Net cash used in financing activities totaled $1.8 million in 2000, primarily reflecting $2.3 million to pay off bank lines of credit assumed in the SDR ($2.0 million) and IDT ($0.3 million) acquisitions, $1.1 million in proceeds from the exercise of employee stock options and issuances of common stock to employees, $0.2 million in payments to repurchase common stock and $0.2 million in payments under capital leases. Net cash provided by financing activities was $108.1 million for 1999, reflecting the net proceeds received from our July 1999 initial public offering, a portion of which was used to pay down all amounts outstanding under our then existing operating lines of credit. In addition, approximately $0.7 million was received from employee stock purchase and stock option transactions.

     At December 31, 2001, the Company's total cash and marketable securities balance was $21.3 million compared to $38.8 million at December 31, 2000. At December 31, 2001, we had posted approximately $2.8 million of our cash and marketable securities as collateral for letters of credit, our $1 million bank line of credit in conjunction with a corporate credit card agreement, and our $1 million bank note payable. We issue letters of credit as collateral for performance on certain of our government contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year. In conjunction our business filings contract with the California Secretary of State, in March 2002, we issued a $5 million letter of credit as collateral for a performance bond required by the contract. Thus, at March 11, 2002, we have posted approximately $7.8 million of our cash and marketable securities as collateral. We believe that our currently available liquid resources will be sufficient to meet our operating requirements and current growth initiatives without the need of additional capital through the end of 2002 when we expect to begin to generate positive operating cash flow. However, any projections of future cash flows are subject to substantial uncertainty. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or obtain a working capital line of credit. The sale of additional equity securities could result in additional dilution to the Company's shareholders. From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses. Acquisitions or investments might impact the Company's liquidity requirements or cause the Company to sell additional equity securities or issue debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. We are currently negotiating a working capital line of credit with a bank, the purpose of which is to provide the Company with greater operating flexibility and the resources to pursue opportunities that may accelerate our growth and profitability. However, we cannot guarantee that such financing will be secured or will be available in amounts or on terms acceptable to the Company.


Deferred Tax Assets

     At December 31, 2001, we have recorded non-current deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," totaling approximately $31.8 million. We estimate that we must generate at least $83.8 million of future taxable income to realize those deferred tax assets and have considered additional expected taxable losses prior to our projections of taxable income. To achieve a sufficient level of future taxable income, we intend to pursue our current strategy of adding new local, state and federal government clients, broadening and standardizing our product and service offerings, and increasing transactional revenues from our existing government portals and filing applications. Based on information currently known to management, we believe it is more likely than not that the Company will realize the deferred tax assets.

     The table below reconciles loss before income taxes for financial statement purposes with taxable loss for federal income tax purposes (in thousands):

                                                                            Year ended December 31,
                                                                 ----------------------------------------------
                                                                      1999            2000            2001
                                                                 -------------   -------------   --------------
Loss before income taxes .....................................     $ (12,147)      $ (55,120)      $ (100,544)
Amortization of purchase accounting intangibles ..............         9,828          23,798           20,273
Impairment of intangible assets ..............................            --              --           49,494
Equity in net loss of affiliates .............................            --           6,524            3,272
Capitalized software development costs .......................            --          (4,070)          (6,635)
Disqualifying disposition of incentive stock options .........            --          (3,050)             (20)
Stock compensation expense ...................................         3,188           1,760            1,525
Provision for loss on application services contracts .........        (1,023)            263            3,579
Depreciation and capitalized software amortization ...........          (123)             36           (1,040)
Other ........................................................           (63)             26             (469)
                                                                   ---------       ---------       ----------
Taxable loss (2001 is an estimate) ...........................     $    (340)      $ (29,833)      $  (30,565)
                                                                   =========       =========       ==========

     Our federal income tax loss carryforward of approximately $60.7 million expires as follows: $0.3 million expires in 2019, $29.8 million expires in 2020 and $30.6 million expires in 2021. Our state income tax loss carryforwards of approximately $60.5 million may be used over various periods ranging from 5 to 20 years. We anticipate that net temporary differences should reverse and become available as tax deductions as follows: during 2003, $6.6 million; 2004, $13.1 million; thereafter, $12.1 million. We are currently paying state income taxes in certain states. We expect to have federal taxable income before loss carryforward utilization in 2003.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our short-term investments in marketable debt securities and cash balances and the increase or decrease in the amount of interest expense we incur on our promissory bank notes payable. Because our investments are in short-term, investment-grade, interest-bearing marketable securities, we are exposed to minimal risk on the principal of those investments. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We do not use derivative financial instruments.

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

       ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     NATIONAL INFORMATION CONSORTIUM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                          -------------------------------------
                                                                                 2000                2001
                                                                          -----------------   -----------------
                                                       ASSETS
Current assets:
  Cash and cash equivalents ............................................     $  13,878,483      $   17,235,752
  Marketable securities ................................................        24,914,405           4,065,951
  Trade accounts receivable ............................................         7,595,879          12,194,044
  Deferred income taxes ................................................           195,430                  --
  Prepaid expenses .....................................................         2,051,015           1,156,278
  Other current assets .................................................         1,954,090           2,808,529
                                                                             -------------      --------------
    Total current assets ...............................................        50,589,302          37,460,554
  Property and equipment, net ..........................................         7,596,078           6,385,571
  Deferred income taxes ................................................         8,964,570          31,756,670
  Other assets .........................................................           199,948             269,736
  Investments in affiliates and joint ventures .........................         4,786,355           1,501,128
Intangible assets, net .................................................        71,655,337           4,439,985
                                                                             -------------      --------------
    Total assets .......................................................     $ 143,791,590      $   81,813,644
                                                                             =============      ==============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................................     $   4,329,743      $   11,232,088
  Accrued expenses .....................................................         2,907,497           5,676,383
  Income taxes payable .................................................           149,502              20,600
  Capital lease obligations -- current portion .........................           194,509              13,762
  Notes payable -- current portion .....................................                --             348,332
  Application services contracts .......................................           356,508           3,961,979
  Other current liabilities ............................................           196,337             476,027
                                                                             -------------      --------------
    Total current liabilities ..........................................         8,134,096          21,729,171
Capital lease obligation -- long-term portion ..........................            22,125               1,354
Notes payable -- long-term portion .....................................                --             524,411
                                                                             -------------      --------------
    Total liabilities ..................................................         8,156,221          22,254,936
                                                                             -------------      --------------
Commitments and contingencies (Notes 2, 3, 4, 7, 9, 15, 17 and 18)......                --                  --
Minority interest ......................................................           475,302                  --
Shareholders' equity:
  Common stock, no par, 200,000,000 shares authorized 56,038,571
    and 56,260,197 shares issued and outstanding .......................                --                  --
  Additional paid-in capital ...........................................       194,822,925         195,158,906
  Accumulated deficit ..................................................       (56,834,476)       (134,278,749)
  Accumulated other comprehensive income ...............................               967                 120
                                                                             -------------      --------------
                                                                               137,989,416          60,880,277
  Less notes and stock subscriptions receivable ........................           (15,000)            (15,000)
  Less deferred compensation expense ...................................        (2,814,349)         (1,306,569)
                                                                             -------------      --------------
    Total shareholders' equity .........................................       135,160,067          59,558,708
                                                                             -------------      --------------
    Total liabilities and shareholders' equity .........................     $ 143,791,590      $   81,813,644
                                                                             =============      ==============

The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL INFORMATION CONSORTIUM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended December 31,
                                                         -------------------------------------------------------
                                                                1999               2000               2001
                                                         ------------------ ------------------ -----------------
Revenues:
 Portal revenues .......................................   $   14,010,681     $   17,807,973    $   26,732,743
 Software and services revenues ........................        2,136,438          9,163,303        12,495,936
                                                           --------------     --------------    --------------
   Total revenues ......................................       16,147,119         26,971,276        39,228,679
                                                           --------------     --------------    --------------
Operating expenses:
 Cost of portal revenues ...............................        9,965,076         14,068,151        19,834,782
 Cost of software and services revenues ................        1,933,990          8,518,928        15,324,925
 General and administrative ............................        3,960,467         21,282,447        20,792,139
 Sales and marketing ...................................          601,424          5,558,644         2,272,312
 Impairment loss .......................................               --                 --        49,494,090
 Stock compensation ....................................        3,188,051          1,789,874         1,525,022
 Depreciation and amortization .........................       10,968,482         27,959,636        27,953,007
                                                           --------------     --------------    --------------
   Total operating expenses ............................       30,617,490         79,177,680       137,196,277
                                                           --------------     --------------    --------------
Operating loss .........................................      (14,470,371)       (52,206,404)      (97,967,598)
                                                           --------------     --------------    --------------
Other income (expense):
 Interest income .......................................        2,506,890          3,742,399           967,027
 Interest expense ......................................         (168,872)           (48,458)          (38,789)
 Equity in net loss of affiliates ......................               --         (6,524,473)       (3,271,876)
 Other income (expense), net ...........................          (14,430)           (82,710)         (233,189)
                                                           --------------     --------------    --------------
   Total other income (expense) ........................        2,323,588         (2,913,242)       (2,576,827)
                                                           --------------     --------------    --------------
Loss before income taxes and minority interest .........      (12,146,783)       (55,119,646)     (100,544,425)
Income tax expense (benefit) ...........................       (1,416,223)       (14,592,021)      (22,624,850)
                                                           --------------     --------------    --------------
Loss before minority interest ..........................      (10,730,560)       (40,527,625)      (77,919,575)
Minority interest ......................................               --           (249,675)         (475,302)
                                                           --------------     --------------    --------------
Net loss ...............................................   $  (10,730,560)    $  (40,277,950)   $  (77,444,273)
                                                           ==============     ==============    ==============
Net loss per share:
 Basic and diluted .....................................   $        (0.23)    $        (0.74)   $        (1.38)
                                                           ==============     ==============    ==============
Weighted average shares outstanding ....................       47,278,461         54,795,280        56,109,730
                                                           ==============     ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL INFORMATION CONSORTIUM, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   Common Stock          Additional
                                              -----------------------     Paid-In       Accumulated
                                                  Shares      Amount      Capital         Deficit
                                              -------------- -------- --------------- ---------------
Balance, January 1, 1999 ....................   42,066,181   $  --      $ 19,551,646   $  (5,825,966)
Net loss ....................................           --      --                --     (10,730,560)
Stock options granted with exercise price
 less than fair market value at date of
 grant ......................................           --      --         3,436,752              --
Stock options exercised .....................      122,954      --           177,018              --
Stock options cancelled .....................           --      --          (274,056)             --
Deferred compensation expense
 recognized .................................           --      --                --              --
Issuance of common stock to employees .......      370,235      --         2,198,950              --
Issuance of common stock from initial
 public offering, net of expenses ...........   10,000,000      --       109,439,618              --
Issuance of common stock to acquire
 business ...................................      606,000      --        14,506,000              --
Stock subscriptions received ................           --      --                --              --
Unrealized holding gain on marketable
 securities .................................           --      --                --              --
                                                ----------      --       -----------     -----------
Balance, December 31, 1999 ..................   53,165,370      --       149,035,928     (16,556,526)
Net loss ....................................           --      --                       (40,277,950)
Stock options granted with exercise price
 less than fair market value at date of
 grant ......................................           --      --           130,000              --
Stock options exercised .....................      421,524      --           953,238              --
Stock options cancelled .....................           --      --            (2,337)             --
Deferred compensation expense
 recognized .................................           --      --                --              --
Issuance of common stock to employees .......       11,792      --           141,579              --
Issuance of common stock to acquire
 business ...................................    2,454,885      --        35,092,795              --
Issuance of common stock options to
 acquire business ...........................           --      --         3,703,912              --
Repurchase and retirement of common
 stock ......................................      (15,000)     --          (128,140)             --
Issuance of vested warrants .................           --      --         4,750,000              --

Amortization of vested warrants ............            --      --                --              --
Stock subscriptions received ...............            --      --                --              --
Tax deductions relating to incentive stock
 options ...................................            --      --         1,145,950              --
Unrealized holding loss on marketable
 securities ................................            --      --                --              --
                                                        --      --         ---------              --
Balance, December 31, 2000 .................    56,038,571      --       194,822,925     (56,834,476)
Net loss ...................................            --      --                       (77,444,273)
Stock options exercised ....................       216,626      --           318,739              --
Deferred compensation expense
 recognized ................................            --      --                --              --
Issuance of common stock to employees ......         5,000      --            17,242              --
Unrealized holding loss on marketable
 securities ................................            --      --                --              --
                                                ----------      --       -----------   -------------
Balance, December 31, 2001 .................    56,260,197   $  --      $195,158,906   $(134,278,749)
                                                ==========   =====      ============   =============

                                                Accumulated        Notes
                                                   Other         and Stock        Deferred
                                               Comprehensive   Subscriptions    Compensation
                                                   Income        Receivable       Expense           Total
                                              --------------- --------------- --------------- ----------------
Balance, January 1, 1999 ....................     $   --         $      --      $(2,813,577)    $ 10,912,103
Net loss ....................................         --                --               --      (10,730,560)
Stock options granted with exercise price
 less than fair market value at date of
 grant ......................................         --                --       (3,144,152)         292,600
Stock options exercised .....................         --                --               --          177,018
Stock options cancelled .....................         --                --          274,056               --
Deferred compensation expense
 recognized .................................         --                --        1,321,501        1,321,501
Issuance of common stock to employees .......         --          (250,000)              --        1,948,950
Issuance of common stock from initial
 public offering, net of expenses ...........         --                --               --      109,439,618
Issuance of common stock to acquire
 business ...................................         --                --               --       14,506,000
Stock subscriptions received ................         --           220,000               --          220,000
Unrealized holding gain on marketable
 securities .................................      1,731                --               --            1,731
                                                   -----          --------       ----------     ------------
Balance, December 31, 1999 ..................      1,731           (30,000)      (4,362,172)     128,088,961
Net loss ....................................         --                --               --      (40,277,950)
Stock options granted with exercise price
 less than fair market value at date of
 grant ......................................         --                --               --          130,000
Stock options exercised .....................         --                --               --          953,238
Stock options cancelled .....................         --                --            2,337               --
Deferred compensation expense
 recognized .................................         --                --        1,545,486        1,545,486
Issuance of common stock to employees .......         --                --               --          141,579
Issuance of common stock to acquire
 business ...................................         --                --               --       35,092,795
Issuance of common stock options to
 acquire business ...........................         --                --               --        3,703,912
Repurchase and retirement of common
 stock ......................................         --                --               --         (128,140)
Issuance of vested warrants .................         --                --               --        4,750,000
Amortization of vested warrants ............          --                --               --               --
Stock subscriptions received ...............          --            15,000               --           15,000
Tax deductions relating to incentive stock
 options ...................................          --                --               --        1,145,950
Unrealized holding loss on marketable
 securities ................................        (764)               --               --             (764)
                                                    ----            ------               --     ------------
Balance, December 31, 2000 .................         967           (15,000)      (2,814,349)     135,160,067
Net loss ...................................          --                --               --      (77,444,273)
Stock options exercised ....................          --                --               --          318,739
Deferred compensation expense
 recognized ................................          --                --        1,507,780        1,507,780
Issuance of common stock to employees ......          --                --               --           17,242
Unrealized holding loss on marketable
 securities ................................        (847)               --               --             (847)
                                                  ------         ---------      -----------     ------------
Balance, December 31, 2001 .................      $  120         $ (15,000)     $(1,306,569)    $ 59,558,708
                                                  ======         =========      ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL INFORMATION CONSORTIUM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                --------------------------------------------------------
                                                                       1999               2000               2001
                                                                ------------------ ------------------ ------------------
Cash flows from operating activities:
 Net loss .....................................................   $  (10,730,560)    $  (40,277,950)    $  (77,444,273)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ..............................       10,968,482         27,959,636         27,953,007
   Compensation expense recognized related to sale of
    common stock ..............................................        1,573,950             41,588             17,242
   Compensation expense recognized related to stock
    options ...................................................        1,614,101          1,748,286          1,507,780
   (Gain) loss on disposals of property and equipment .........             (312)            86,648            174,601
   Accretion of discount on marketable securities .............       (1,968,000)        (3,240,883)          (568,594)
   Application services contracts .............................       (1,024,031)           124,539          3,605,471
   Impairment loss ............................................               --                 --         49,494,090
   Deferred income taxes ......................................       (1,441,577)       (14,753,234)       (22,596,670)
   Deferred income tax benefit relating to incentive stock
    options ...................................................               --         (1,145,950)                --
   Minority interest ..........................................               --           (249,675)          (475,302)
   Equity in net loss of affiliates ...........................               --          6,524,473          3,271,876
 Changes in operating assets and liabilities, net of effects of acquisitions:
    (Increase) in trade accounts receivable ...................       (2,305,126)          (991,904)        (4,598,165)
    (Increase) decrease in prepaid expenses ...................         (231,735)        (1,734,307)           894,737
    (Increase) in other current assets ........................         (367,714)          (229,439)          (854,439)
    (Increase) decrease in other assets .......................         (223,269)            39,492            (69,788)
    Increase (decrease) in accounts payable ...................        1,184,597            (74,522)         6,902,345
    Increase (decrease) in income taxes payable ...............           14,953             65,849           (128,902)
    Increase in accrued expenses ..............................          575,692          1,782,910          2,168,884
    Increase (decrease) in other current liabilities ..........           71,004           (190,837)           (92,991)
                                                                  --------------     --------------     --------------
 Net cash used in operating activities ........................       (2,289,545)       (24,515,280)       (10,839,091)
                                                                  --------------     --------------     --------------
Cash flows from investing activities:
 Purchases of property and equipment ..........................       (1,765,692)        (5,417,151)        (2,419,718)
 Proceeds from disposals of property and equipment ............           26,458             14,298            487,251
 Capitalized software development costs .......................         (145,260)        (4,069,832)        (6,576,855)
 Capitalized patent and trademark costs .......................               --           (106,477)                --
 Purchases of marketable securities ...........................     (186,406,450)      (267,876,755)       (40,303,984)
 Maturities of marketable securities ..........................       88,607,000        328,683,223         61,721,032
 Sales of marketable securities ...............................       17,282,104                 --                 --
 Acquisition of businesses, net of cash acquired ..............      (15,146,544)        (9,296,072)                --
 Proceeds from sale of affiliate ..............................               --                 --            662,356
 Investments in affiliates and joint ventures .................               --        (11,310,827)          (347,594)
                                                                  --------------     --------------     --------------
 Net cash provided by (used in) investing activities ..........      (97,548,384)        30,620,407         13,222,488
                                                                  --------------     --------------     --------------

                                                                           Year Ended December 31,
                                                               ------------------------------------------------
                                                                     1999            2000            2001
                                                               --------------- --------------- ----------------
Cash flows from financing activities:
 Net proceeds from initial public offering of common
   stock .....................................................   109,439,618              --               --
 Proceeds from bank lines of credit ..........................     1,251,000              --               --
 Proceeds from notes payable .................................            --              --        1,000,000
 Payments on bank lines of credit ............................    (2,274,592)     (2,385,815)              --
 Payments on notes and debentures payable ....................      (842,778)        (50,000)        (127,257)
 Payments on capital lease obligations .......................      (237,217)       (197,097)        (201,518)
 Proceeds from issuance of common stock to employees .........       321,518         111,579               --
 Payments to repurchase common stock .........................            --        (200,938)              --
 Proceeds from exercise of employee stock options ............       177,018         953,238          302,647
 Proceeds from stock subscriptions receivable ................       220,000          15,000               --
                                                                  ----------      ----------         --------
 Net cash provided by (used in) financing activities .........   108,054,567      (1,754,033)         973,872
                                                                 -----------      ----------         --------
Net increase in cash and cash equivalents ....................     8,216,638       4,351,094        3,357,269
Cash and cash equivalents, beginning of year .................     1,310,751       9,527,389       13,878,483
                                                                 -----------      ----------       ----------
Cash and cash equivalents, end of year .......................  $  9,527,389    $ 13,878,483     $ 17,235,752
                                                                ============    ============     ============
Other cash flow information:
 Interest paid ...............................................  $    168,872    $     51,053     $     39,504
                                                                ============    ============     ============
 Income taxes paid ...........................................  $    117,000    $     85,323     $     87,707
                                                                ============    ============     ============










The accompanying notes are an integral part of these consolidated financial statements.

                     NATIONAL INFORMATION CONSORTIUM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY AND BASIS OF PRESENTATION


The Company

     National Information Consortium, Inc. (the "Company" or "NIC") provides federal, state and local governments with a wide range of eGovernment products and services, including a broad range of software and applications. NIC helps governments use the Internet by building websites and applications that allow businesses and citizens to access government information and complete government-based transactions online. Certain of these applications allow governments to procure goods and services online. Some examples of applications include: professional license renewals, Internet tax filings, driver's license and motor vehicle record searches, automated Uniform Commercial Code ("UCC") file searches, automobile registration renewals and online procurement software. The Company's primary business activity is to design, build and operate Internet-based portals on behalf of state and local governments desiring to provide access to government information and to complete government-based transactions online. Operating under multiple-year contracts (see Note 10), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company is responsible for funding up front investment and ongoing operational costs of the outsourced government portals. In addition, the Company enters into service contracts to provide consulting, development and management services to government portals in exchange for a negotiated fee.

     NIC was formed on December 18, 1997, for the sole purpose of effecting a common stock exchange offer (the "Exchange Offer") to combine under common ownership five separate affiliated entities under which the Company conducted its business operations. The five companies were National Information Consortium USA, Inc. ("NIC/USA"), Kansas Information Consortium, Inc. ("KIC"), Indiana Interactive, Inc. ("III"), Nebraska Interactive, Inc. ("NII") and Arkansas Information Consortium, Inc. ("AIC"). The Exchange Offer was consummated on March 31, 1998, and has been accounted for as a business combination. NIC/USA is the entity whose shareholders received the largest portion of the Company's common stock shares and was treated as the accounting acquirer with the purchase method of accounting being applied to the four other companies (see Note 5). The accompanying consolidated financial statements reflect the results of operations and cash flows of all the companies.

     On September 15, 1999, NIC acquired the net assets of eFed, a provider of Internet-based procurement software and services for governments. eFed has been renamed NIC Commerce and is wholly owned by NIC. NIC Commerce, the Company's eProcurement business, designs, develops and manages online procurement software and services for federal, state and local government markets. On January 12, 2000, NIC merged its Application Services Division with Conquest Softworks, LLC ("Conquest"). NIC owns approximately 71.5% of the common stock in the company, which is referred to as NIC Conquest. NIC Conquest, the Company's electronic corporate filings business, is a provider of UCC and corporation software applications and services that facilitate electronic filings and document management for governments. On May 11, 2000, NIC acquired SDR Technologies, Inc. ("SDR"), a provider of Internet-based applications for governments. SDR has been renamed NIC Technologies and is wholly owned by NIC. NIC Technologies, the Company's ethics & elections filings business, designs and develops online election and ethics filing systems for federal, state and local government agencies. On October 13, 2000, NIC acquired Intelligent Decision Technologies, Ltd. ("IDT"), a provider of business-to-government reporting and filing software for the transportation industry. IDT, the Company's commercial vehicle compliance business, has developed business-to-government applications that facilitate compliance with the Federal Highway Administration's Commercial Vehicle Information System Network. IDT currently has contracts to provide certain state governments with commercial vehicle electronic credentialing services that include registration, permitting, and tax filing software. All business acquisitions in 1999 and 2000 were accounted for as purchases and the results of the acquired companies' operations have been included in the Company's consolidated statements of operations from the respective dates of acquisition (see Note 4).

     The Company expanded rapidly following its initial public offering in July of 1999 and has incurred substantial operating losses. Throughout this time period, the Company's core outsourced portal operations have also grown. Management has restructured and refocused the business on operations it believes have demonstrable ability to produce positive cash flow and believes the Company has sufficient financial resources to operate until the business becomes cash flow positive. However, any projections of future cash flows are subject to substantial uncertainty. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy its liquidity requirements, the Company may seek to sell additional equity securities, issue debt securities or obtain a working capital line of credit. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.


Basis of presentation

     In the fourth quarter of 2001, the Company decided to reclassify certain information in its consolidated statements of operations. Consistent with prior reporting periods, the Company has continued to classify its revenues and cost of revenues into two categories: (1) portal and (2) software and services. However, as compared to prior reporting periods, no total gross profit line is reported, as the Company believes the total gross profit line is not a meaningful presentation. Instead, cost of portal revenues and cost of software and services revenues have been classified as separate operating expense categories. The portal category includes revenues primarily from the Company's subsidiaries operating enterprise-wide state and local government portals under long-term contracts on an outsourced basis. The software and services category includes revenues primarily from the Company's eProcurement, electronic corporate filings, ethics & elections, commercial vehicle compliance and AOL businesses.

     Under the new classification, cost of portal revenues consist of all direct costs associated with operating outsourced portals including employee compensation, telecommunications, maintenance and all other costs associated with the provision of dedicated client service such as dedicated facilities for our outsourced contracts. In prior reporting periods, many of these costs were included in either portal cost of revenues, service development and operations expenses, or general and administrative expenses. Cost of software and services revenues consist of all direct project costs to provide software development and services such as employee compensation, the cost of subcontractors hired as part of software and services projects, and all other direct project costs including materials, travel and other out-of-pocket expenses. This presentation of cost of software and services revenues is consistent with prior reporting periods, with the exception of the Company's AOL division. Under the new reclassification, all direct costs of the Company's AOL division, including rent, maintenance and the cash portion of the carriage fee paid to AOL (see
Note 9), are included in cost of software and services revenues. In prior reporting periods, many of these costs for the Company's AOL business were included in either service development and operations expenses or general and administrative expenses. General and administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, legal and finance, and all costs of non-customer service personnel from the Company's software and services businesses, including information systems, office rent and maintenance. Sales and marketing costs consist primarily of corporate-level expenses relating to market development, public relations and promotional activities including advertising, image development and market research.

     These reclassifications had no impact on total revenues, operating loss, net loss or net loss per share. Information for all periods presented reflects these new classifications. See Note 23 for additional information on the Company's reclassified quarterly results of operations for each of the fiscal years ending December 31, 1999, 2000 and 2001.

     In July 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 99-19 ("EITF 99-19"), "Recording Revenue Gross as a Principal versus Net as an Agent," which provides guidance as to the circumstances when a company should recognize revenue based on the gross amount billed to the customer or the net amount retained. The consensus was effective beginning in the fourth quarter of 2000. For year-end financial reporting in 2000, management re-evaluated its initial conclusions on EITF 99-19 and decided to present the Company's revenues from information access fees net of the portion paid to the government for all periods presented. Previously, the Company presented such revenues on a gross basis and accrued the costs that it pays to government agencies for data access as cost of revenues. The effect of this new presentation was to decrease total revenues by $40,819,009 and $50,041,671 and decrease total cost of revenues by $40,819,009 and $50,041,671 for the years ended December 31, 1999 and 2000, respectively. The new presentation had no impact on operating loss, net loss or net loss per share. Revenue information for all periods presented reflects the net presentation.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of consolidation

     The accompanying consolidated financial statements consolidate the Company together with all of its direct and indirect wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.


Cash and cash equivalents

     Cash and cash equivalents consist primarily of commercial bank deposits and money market funds with original maturities of one month or less.


Marketable securities

     The Company's marketable securities are classified as available-for-sale and consist primarily of short-term U.S. government obligations and corporate debt securities. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders' equity as accumulated other comprehensive income or loss until realized. The cost of securities sold is based on the specific identification method. The fair values of the Company's marketable securities are based on quoted market prices at the reporting date.


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

Intangible assets

     At each balance sheet date, or whenever events or changes in circumstances warrant, the Company assesses the carrying value of recorded goodwill and other intangible assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis. If the sum of the expected future cash flows on an undiscounted basis were to be less than the carrying amount of the intangible asset, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset exceeds its estimated fair value. There is considerable management judgement necessary to determine future cash flows, and accordingly, actual results could vary significantly from such estimates.


Software development costs

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," primarily related to certain software development activities of the Company's eProcurement and electronic corporate filings businesses. Software development costs are amortized on a straight-line basis over the estimated economic life of the software, generally three years, commencing when each product is available for general release.

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

     In May 2000, the Emerging Issues Task Force ("EITF") reached certain consensuses on Issue 00-2 ("EITF 00-2"), "Accounting for Website Development Costs," which establishes the accounting for the costs incurred to develop Internet websites. The consensuses are effective for costs incurred in quarters beginning after June 30, 2000. Such costs are included as part of the total of internal use software development costs capitalized pursuant to SOP 98-1 noted above. The Company expenses as incurred all employee costs to start up, operate and maintain outsourced government portals as costs of performance under the contracts because, after the completion of a defined contract term, the government entities with which the Company contracts typically receive a perpetual, royalty-free license to the applications the Company developed. Such costs are included in cost of portal revenues in the consolidated statements of operations.

     In the fourth quarter of 2001, the Company recorded an impairment loss of approximately $9.9 million related to capitalized software development costs, as further discussed in Note 3.

     Total software development costs capitalized pursuant to SFAS No. 86 and SOP 98-1, net of accumulated amortization, at December 31, 2000 and 2001 totaled approximately $4.0 million and $0.4 million, respectively. Capitalized software development costs at December 31, 2001 consist primarily of corporate accounting and financial management information systems software. Amortization expense, excluding impairment losses, recognized during 2000 and 2001 totaled $167,829 and $997,534, respectively.


Revenue recognition


Portal revenues

  The Company recognizes revenue from providing outsourced government portal services (primarily information access fees and filing fees) net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to state agencies for data access are accrued as accounts payable at the time services are provided. The Company must remit a certain amount or percentage of these fees to government agencies regardless of whether the Company ultimately collects the fees. Trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates.

     Revenue from service contracts to provide consulting, development and management services to government portals is recognized as the services are provided at rates provided for in the contract.


Software and services revenues

  NIC Conquest develops applications to automate certain government back-office processes and to facilitate electronic access to government information and corporate filings to governments. NIC Conquest recognizes revenues from long-term application development contracts on the percentage of completion method, primarily utilizing costs incurred to date as compared to the estimated total costs for each contract. Revenues and profits from these application development contracts are based on the Company's estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. In 1999, the Company determined that the balance of revenues remaining to be recognized under existing application development contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued $1,125,000 for the expected loss. Due to developments arising in late March 2000 relating to subcontractor performance and technical delivery issues, the Company determined that the balance of revenues remaining to be recognized under an application development contract with the Indiana Secretary of State was not expected to cover the Company's current estimate of costs to develop and implement the related application and accrued $1,350,000 for the expected loss. Due to developments arising in the second half of 2001 relating to NIC Conquest's decision to migrate to a common operating platform for its UCC and corporations filing applications, the Company accrued an additional $6,041,000 for expected losses on outstanding contracts where migration was elected. These losses are included in cost of software and services revenues in the consolidated statements of operations. At December 31, 2001, the accrual for all application development contracts held by the Company was $3,961,979 which management believes is adequate. Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term. Unbilled revenues under long-term application development contracts at December 31, 2000 and 2001 were approximately $1.6 million and $2.3 million, respectively, and are included in other current assets in the consolidated balance sheets.

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

     The Company recognizes its share of AOL's advertising revenues (see Note
9) when notified of the amount due from AOL, which is approximately one month after the advertisement is provided.


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


Income taxes

     The Company, along with its wholly owned subsidiaries, files a consolidated federal income tax return. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.


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


Segment reporting

     The Company reports segment information in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 uses the "management" approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. SFAS No. 131 also requires disclosures about products and services, geographical areas and major customers (see Note 22).

Recent accounting pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting and reporting for business combinations and requires that all business combinations be accounted for using one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually. SFAS No. 142 is effective for the Company beginning January 1, 2002. The Company's historical consolidated financial statements will be unaffected by these new standards.

     At December 31, 2001, the carrying value of the Company's goodwill, relating exclusively to the acquisition of IDT in October 2000, was approximately $1.3 million. In 2001, the Company recognized goodwill amortization expense of approximately $176,000 per quarter relating to the IDT acquisition that will no longer be recognized upon adoption of SFAS No. 142. The Company has not completed an assessment of the impact of the impairment testing required by SFAS No. 142. SFAS No. 142 requires the Company to determine if the fair value of IDT is less than the carrying value at January 1, 2002 by June 30, 2002. If the fair value were less than the carrying value, goodwill would likely be impaired. IDT was profitable in 2001 and is expected to be profitable in 2002. However, the Company has contingent purchase prices obligations related to IDT (see Note 4) and issuance of additional consideration in 2002 or 2003 could result in impairment even if the Company's recorded goodwill at January 1, 2002 was not impaired under SFAS No. 142.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to result in any impairment of the Company's long-lived assets in 2002.


3. IMPAIRMENT OF INTANGTIBLE ASSETS AND RESTRUCTURINGS

     In the third and fourth quarters of 2001, the Company recorded impairment charges totaling $37.0 million and $12.5 million, respectively, relating to its NIC Commerce, NIC Technologies and NIC Conquest businesses. In the third quarter of 2000 and the fourth quarter of 2001, the Company recorded restructuring charges totaling $0.7 million and $0.4 million, respectively, relating primarily to its NIC Commerce and NIC Technologies businesses.


NIC Commerce

     During the third quarter of 2001, the Company identified indicators of possible impairment of its goodwill and other acquired intangible assets related to the acquisition of eFed. The impairment indicators included, but were not limited to, the recent restructurings in this business, which included workforce layoffs and office closings, significant underperformance of this business relative to historical and projected future operating results, management's reallocation of capital resources from this underperforming business to its most profitable businesses, and significant negative industry and economic trends within the eProcurement sector. In addition to the management and organizational changes that have taken place at NIC Commerce since third quarter of 2000, the Company continued the restructuring of this business in recent months by eliminating the majority of its marketing and business development staff due to poor performance, with additional headcount reductions made in October 2001. Management concluded the remaining goodwill and other intangible assets related to the acquisition of eFed no longer had value and recognized a $9.4 million impairment loss in the third quarter of 2001. Furthermore, in December 2001, the Company determined it was unlikely that NIC Commerce's Colorado/Utah project would continue beyond the pilot phase of production. This, among other factors, led the Company to determine that the NIC Commerce business would be downsized further in 2002 which will include certain senior administrative staff and development staff to more appropriately size operations to visible demand. Such revised expectations of demand could not support the recoverability of costs NIC Commerce had capitalized on the latest versions of the eProcurement software and $4.6 million was expensed as an impairment charge in the fourth quarter of 2001.


NIC Technologies

     During the third quarter of 2001, the Company identified indicators of possible impairment of its goodwill and other acquired intangible assets related to the acquisition of SDR Technologies. The impairment indicators included, but were not limited to, the recent restructuring in this business, which included workforce layoffs and office closings, and the significant underperformance of this business. NIC Technologies had been integrated as the application development organization for the Company's portal businesses. However, a series of organizational restructurings completed in the third quarter of 2001 lead to significant layoffs at NIC Technologies and a shift in application development from what were previously centralized development operations in Westlake Village, California and Pune, India to regionalized operations in selected state portals. In total, less than 25 employees who were employees of the original SDR Technologies were employed with NIC at September 30, 2001, down from a previous high of approximately 85 employees at the date of acquisition in May 2000. Additionally, management determined that the value of the technology intangible relating to the SDR acquisition was impaired. Management significantly curtailed funding of all research and development-stage technology projects that did not have demonstrable and immediate positive financial returns for the Company. Specifically, future funding to actively develop and market the Company's Web iVR technology was significantly scaled back. This Web iVR technology was the primary value driver of the product technology intangible resulting from the SDR acquisition. Goodwill related to the SDR acquisition primarily represented the benefits the Company expected to receive from a centralized application development organization. As the Company has now abandoned that strategy and eliminated most of the development resources acquired with SDR, management concluded the goodwill no longer had value. The Company recognized a $27.6 million impairment loss in the third quarter of 2001 representing the unamortized balances of goodwill and other intangible assets related to the acquisition of SDR. Additionally, during the fourth quarter of 2001 the Company continued to evaluate the recoverability of capitalized software at NIC Technologies. Management determined that the expected future cash flows of NIC Technologies would not be sufficient to recover the capitalized software assets and $1.0 million was expensed as an impairment charge in the fourth quarter of 2001.


NIC Conquest

     Due to developments arising in the second half of 2001 relating to NIC Conquest's migration to a common operating platform for its core UCC and corporations filing applications, the Company determined that the balance of revenues remaining to be recognized under certain application development contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued losses of approximately $6 million in the third and fourth quarters of 2001. Additionally, in the fourth quarter of 2001, management decided to devote all resources to completing existing contracts and not actively market the solution to new customers in the foreseeable future. Based on this decision not to actively market the solution, the Company determined that the carrying value of capitalized software development costs relating to this business were not recoverable and had been impaired. This assessment resulted in an impairment charge during the fourth quarter of 2001 of approximately $4.4 million. As a result of the decision to curtail marketing and the uncertainty regarding future sales of this solution, management concluded that the remaining unamortized balance of goodwill related to NIC Conquest was impaired and recorded a $2.5 million impairment charge in the fourth quarter of 2001.


Restructurings

     On September 20, 2000, the Company announced the restructuring of certain of its eGovernment software and services businesses to more appropriately size these operations to visible demand and more efficiently align them with other initiatives across the Company. The restructuring involved employee reductions in its corporate marketing division and at NIC Commerce and NIC Technologies. As a result, NIC incurred a pre-tax charge of approximately $638,000 in the third quarter of 2000 relating to employee severance costs. This charge is included in general and administrative expenses in the consolidated statements of operations. Employee severance costs paid through December 31, 2000 totaled $358,000, with $280,000 accrued at December 31, 2000 for future payments. Employee severance costs paid in 2001 totaled $280,000. The employee severance costs related to severance packages for 23 employees in marketing, product development and administration, 21 of which were terminated by December 31, 2000, with two additional terminations taking place in 2001.

     In addition to the management and organizational changes that have taken place at NIC Commerce since third quarter of 2000 as discussed above, during the fourth quarter of 2001, the Company continued to evaluate the viability of its eProcurement business. NIC incurred a pre-tax charge of approximately $374,000 in the fourth quarter of 2001 relating primarily to employee severance and lease abandonment costs. This charge is included in general and administrative expenses in the consolidated statements of operations. At December 31, 2001, $374,000 remained accrued for future payments. Employee severance costs totaling approximately $350,000 relate to severance packages for nine employees in administration and application development, with all terminations expected to take place by the end of the first quarter of 2002.


4. BUSINESS ACQUISITIONS


eFed

     On September 15, 1999, NIC acquired the net assets of eFed, which was renamed NIC Commerce. NIC Commerce, the Company's eProcurement business, designs, develops and manages online procurement software and services for federal and state markets. eFed was a division of privately held Reston, Virginia-based Electric Press, Inc. The acquisition was accounted for as a purchase and the results of NIC Commerce's operations are included in the Company's consolidated statements of operations from the date of acquisition. The total purchase price for the business was approximately $29.5 million. Total consideration included $15 million in cash from the proceeds of NIC's initial public offering and the issuance of 606,000 shares of unregistered common stock with a fair value of approximately $14.5 million. The fair value of the common shares was determined based on the average closing market price of NIC's common stock three days before, the day of, and three days after the September 13, 1999 announcement date of the acquisition.

     The total purchase price of approximately $29.5 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the closing date. The fair value of net tangible assets acquired, consisting primarily of accounts receivable, property and equipment, accounts payable and other accrued expenses, totaled $816,000 and approximated historical carrying amounts. The sole identifiable intangible asset related to NIC Commerce's Internet procurement software. This asset was valued at approximately $21.8 million and was being amortized over an estimated three-year life. The remainder of the cost was allocated to goodwill. The goodwill was being amortized on a straight-line basis over three years. In the third quarter of 2001, management determined that the remaining unamortized balances of the software intangible and goodwill was impaired. See Note 3.

     Additional consideration is also payable through the end of calendar year 2003 if NIC Commerce's financial results exceed certain targeted levels, which have been set substantially above historical experience at the time of acquisition. On or before March 31, 2000 and annually thereafter to March 31, 2004, NIC will issue up to an additional 606,000 shares of common stock (or at the Company's option, the cash equivalent) if NIC Commerce achieves certain revenue targets. Consideration will be payable only if NIC Commerce's cumulative revenues exceed $10 million with the full amount due if cumulative revenues reach $200 million by the end of 2003. The amount of consideration due annually will be based on a percentage determined by dividing cumulative revenue to date by $200 million and subtracting any contingent consideration paid in a prior period. Similarly, NIC will issue a presently indeterminable number of additional shares of common stock if NIC Commerce's cumulative earnings before interest, income taxes, depreciation and amortization ("EBITDA") exceeds $10 million up to a maximum of $110 million by the end of 2003. In this instance, the contingent consideration will only be paid in common stock and the number of potential shares will be determined by dividing $10 million by the average of the Company's closing common stock price for the five trading days immediately preceding the first EBITDA payment date. An EBITDA payment date will not occur unless NIC Commerce reaches $10 million in cumulative EBITDA in the measurement period. Such consideration, if payable, will be recorded as additional purchase price. No additional consideration was payable at December 31, 2001.


SDR Technologies

     On May 11, 2000, NIC acquired SDR, a California corporation and provider of Internet-based applications for governments. SDR was renamed NIC Technologies. NIC Technologies was acquired primarily for its application development capability but is now the Company's ethics & elections filings business. This business designs and develops online election and ethics filing systems for federal, state and local government agencies. Pursuant to the Amended and Restated Agreement and Plan of Reorganization and Merger, dated May 5, 2000 (the "Merger Agreement"), each outstanding share of common stock of SDR and each outstanding share of preferred stock of SDR was converted into 0.59977 share of NIC common stock, and each outstanding option to purchase one share of SDR common stock was converted into an option to purchase 0.59977 share of NIC common stock. Based on the exchange ratio, NIC issued to SDR shareholders 1,912,097 shares of common stock and options to purchase 229,965 shares of NIC common stock as consideration. Ten percent of the total number of shares of NIC common stock issued pursuant to the Merger Agreement was held in escrow as collateral for the indemnification obligations of the selling shareholders under the Merger Agreement. The shares of NIC common stock placed in escrow were held and released in accordance with the terms and conditions of an indemnification escrow agreement. Subject to NIC's claims against escrow shares discussed below and to certain other limitations, one half of the escrow shares were to be delivered to SDR shareholders nine months after the date of closing and any remaining escrow shares were delivered to the SDR shareholders 18 months after the date of closing. The acquisition was accounted for as a purchase, and the purchase price was approximately $39.7 million.

     The purchase price per share was determined to be $17.21, which was based on the average closing market price of NIC's common stock three days before, the day of, and three days after April 24, 2000, the date on which the parties to the Merger Agreement agreed to the 0.59977 exchange ratio. The fair value of the options issued was accounted for as a component of the total purchase price. The transaction was structured to be tax free to the SDR shareholders. The historical tax basis in the assets and liabilities carried over to NIC, and the amortization of purchase accounting intangibles was not deductible for income tax purposes.

     Prior to the acquisition date, SDR issued two $1 million convertible promissory notes to NIC, dated January 28, 2000 and March 27, 2000, in exchange for $2 million in cash. On April 21, 2000, NIC elected to convert the promissory notes into 67,476 shares of SDR common stock, which were automatically cancelled and retired upon the closing of the acquisition. Pursuant to the Merger Agreement, the principal amount of the January 28, 2000 promissory note, plus interest thereon, was to be deducted from the NIC shares held in escrow. The number of shares to be deducted from escrow relating to the January 28, 2000 note was to be based on the market price of NIC common stock when the escrow shares were released to NIC. NIC and the former SDR shareholders agreed to use the August 10, 2000 closing price of NIC common stock of $7.8125 per share to determine the number of shares to be deducted from escrow. The August 10, 2000 date was based on the date the former SDR shareholders received NIC's July 14, 2000 notice of claim against these escrow shares. As a result, NIC received 130,981 shares as indemnification for the January 28, 2000 promissory note. The principal amount of the January 28, 2000 promissory note was accounted for as a current receivable until NIC received the escrow shares, at which time the receivable and a corresponding amount of additional paid-in capital was reversed. At December 31, 2001, no shares of NIC common stock remained in escrow. The principal amount of the March 27, 2000 promissory note was accounted for as additional purchase price and was not deducted from the escrow shares. Additionally, 10,000 SDR common shares (representing 5,998 NIC common shares) issued on May 11, 2000 upon conversion of an SDR convertible promissory were deducted from the NIC shares in escrow. The total purchase price was reduced by $103,225, the fair value of the 5,998 NIC common shares to be deducted from escrow. Accordingly, the number of NIC issued and outstanding shares as of the closing date of the acquisition was reduced by 5,998 shares.

Below is a table of the purchase price, purchase price allocation and annual amortization of the intangible assets acquired:


Purchase Price:
 Fair value of common stock issued .........................     $ 32,898,312
 Fair value of common stock options issued .................        3,703,912
 Direct acquisition costs ..................................        2,176,072
 Fair value of March 27, 2000 promissory note ..............        1,000,000
 Fair value of common stock to be deducted from
   escrow ..................................................         (103,225)
                                                                 ------------
                                                                 $ 39,675,071
                                                                 ============

                                                                                                    Annualized
                                                                                  Amortization    Amortization of
Purchase Price Allocation:                                                           Period         Intangibles
                                                                                  -------------     -----------
 Fair value of net tangible assets at May 11, 2000 .........     $ (1,743,857)
 Deferred tax liability ....................................       (7,585,000)
Acquired intangible assets:
 Assembled domestic workforce ..............................        1,100,000        2 years       $   550,000
 Foreign workforce agreement ...............................        8,800,000        5 years         1,760,000
 Product technology ........................................        8,200,000        3 years         2,733,333
 Customer contracts ........................................          400,000        2 years           200,000
 Goodwill ..................................................       30,503,928        3 years        10,167,976
                                                                 ------------                      -----------
                                                                 $ 39,675,071                      $15,411,309
                                                                 ============                      ===========

The total purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the closing date. The fair value of net tangible assets acquired approximated historical carrying amounts. Tangible assets acquired in the SDR acquisition primarily consisted of accounts receivable and property and equipment. Liabilities assumed consisted primarily of obligations under a revolving line of credit, accounts payable and accrued liabilities. In the third quarter of 2001, management determined that the remaining unamortized balances of acquired intangibles and goodwill were impaired. See Note 3.


Conquest Softworks

     On January 12, 2000, NIC merged its application services division with Conquest Softworks, LLC ("Conquest"). Conquest, based in Durango, Colorado, was a provider of UCC and corporation software applications and services that facilitate electronic filings and document management for governments. NIC paid $6.5 million in cash and contributed the net assets of its application services division for a 65% ownership in the new company, which was renamed NIC Conquest. The merger has been accounted for as a purchase and the results of NIC Conquest's operations are included in the Company's consolidated statements of operations from the date of acquisition. Conquest's 1999 results of operations as a stand-alone business were not material in relation to the consolidated financial statements of NIC.

     The total purchase price of approximately $7.0 million was allocated to NIC's share of tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the closing date. The fair value of net tangible assets acquired, consisting primarily of cash, accounts receivable, and property and equipment, totaled approximately $1.7 million and approximated historical carrying amounts. The sole identifiable intangible asset related to Conquest's UCC Web browser software application. This asset was valued at approximately $2.7 million based on the net present value of projected future net cash flows from the application over its estimated three-year life discounted by 15%. The remainder of the purchase price was allocated to goodwill. The goodwill was being amortized on a straight-line basis over three years.

     On May 1, 2000, NIC acquired an additional 6.5% ownership interest in NIC Conquest from NIC Conquest's chief executive officer in exchange for 158,941 unregistered shares of NIC common stock, giving NIC ownership of 71.5% of NIC Conquest. The exchange ratio was determined based on the closing market price of NIC's common stock on the last trading day preceding the May 1, 2000 exchange agreement. The NIC shares issued were delivered to an escrow account and will be released from escrow in equal annual installments over a three-year period, beginning one year from the date of the exchange agreement. The fair market value of the NIC shares issued in the exchange was approximately $2 million and was allocated to NIC's 6.5% share of tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on date of the share exchange. The fair value of net tangible assets acquired, consisting primarily of cash, accounts receivable, and property and equipment, totaled approximately $0.2 million and approximated historical carrying amounts. The remainder of the purchase price was allocated to goodwill, which was being amortized on a straight-line basis over three years. In the fourth quarter of 2001, management determined that the remaining unamortized balances of the software intangible and goodwill were impaired. See Note 3.

     At any time after January 12, 2001 or upon a change in control of NIC (defined as a change in beneficial ownership of 40% or more of the issued and outstanding voting securities of NIC, excluding any public offering of equity securities of NIC), each of the non-NIC shareholders have the right to put to NIC all, but not less than all, of their shares at a price equal to a put exercise price per share. The put exercise price per share will be a dollar amount determined as follows: (i) if a non-NIC shareholder put is exercised after January 12, 2001 but not upon the occurrence of a change in control of NIC, the put exercise price per share will be a dollar amount equal to the quotient obtained by dividing (A) the product of seven times NIC Conquest's EBITDA (defined as earnings before income taxes, depreciation and amortization) for the immediately preceding twelve months by (B) the total number of NIC Conquest shares issued and outstanding on the put exercise date; or (ii) if a non-NIC shareholder put is exercised after January 12, 2002 and upon the occurrence of a change in control of NIC, the put exercise price per share will be a dollar amount equal to the quotient obtained by dividing (A) the product of twelve times NIC Conquest's EBITDA for the immediately preceding twelve months by (B) the total number of NIC Conquest shares issued and outstanding on the put exercise date; or (iii) if a non-NIC shareholder put is before January 12, 2002 and upon the occurrence of a change in control of NIC, the put exercise price will be a dollar amount equal to the greater of the amount determined under the formula provided in (ii) above or the quotient obtained by dividing the sum of $30,000,000 by the total number of NIC Conquest shares issued and outstanding on the put exercise date.

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

     At any time after January 12, 2002, NIC has the right to purchase all, but not less than all, of the non-NIC shareholders' shares for 12 times Conquest's immediately preceding 12 months' EBITDA divided by 30 million, which is the number of outstanding Conquest shares. On March 1, 2002 (the "Call Date"), NIC exercised its call rights to purchase all of the non-NIC shareholders' shares. Since Conquest experienced negative EBITDA in calendar 2001, the purchase price of the shares was $0. Absent objections from the non-NIC shareholders, NIC will consider the 15th day following the Call Date to be the final determination of the call exercise price and closing will occur on the 25th business day after the Call Date, or on the next occurring business day in accordance with the Investor's Rights Agreement (the "Rights Agreement") dated January 12, 2000. NIC granted the non-NIC shareholders certain residual rights in the Rights Agreement if Conquest experiences a change in control within 48 months after the Call Date. If a change of control of Conquest occurs within 12 months after the Call Date, the non-NIC shareholders would recover 35% of the difference between the price NIC paid the non-NIC shareholders and the price NIC received for NIC Conquest in a public offering, merger or acquisition. The non-NIC shareholders would receive approximately 26% of the difference in price if the event occurs within 24 months of the Call Date, 18% within 36 months of the Call Date and 9% within 48 months of the Call Date.


Intelligent Decision Technologies

     On October 13, 2000, NIC acquired Longmont, Colorado-based Intelligent Decision Technologies, Ltd. ("IDT"), a provider of business-to-government reporting and filing software for the transportation industry. IDT, the Company's commercial vehicle compliance business, has developed business-to-government applications that facilitate compliance with the Federal Highway Administration's Commercial Vehicle Information System Network. The acquisition was accounted for as a purchase. The purchase price for the business was approximately $2.0 million, consisting of $0.5 million in cash and the issuance of 520,826 shares of unregistered NIC common stock. Pursuant to the Agreement and Plan of Merger dated September 8, 2000 (the "Merger Agreement"), fifty percent of the total number of shares of NIC common stock issued will be held in escrow as collateral for the indemnification obligations of the selling shareholders under the Merger Agreement. The shares of NIC common stock placed in escrow will be held and released subject to the terms and conditions of an escrow agreement, whereby 60 percent of the escrow shares were delivered to the IDT shareholders one year after the date of closing, and the remaining escrow shares will be delivered to the IDT shareholders two years after the date of closing.

     The fair value of the NIC common stock was determined based on the average closing market price of NIC's common stock three days before, the day of, and three days after the October 13, 2000 closing date, which was the date final terms were agreed to. The purchase price of approximately $2.0 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The fair value of net tangible assets acquired, consisting primarily of accounts receivable, property and equipment, accounts payable and other accrued expenses, and a short-term line of credit, totaled $(118,663) and approximated historical carrying amounts. The remainder of the purchase price was allocated to goodwill (approximately $2.1 million). The goodwill was being amortized on a straight-line basis over three years. The transaction was structured to be tax free to the IDT shareholders, and the amortization of the goodwill arising from the application of purchase accounting is not deductible for income tax purposes. IDT's 1999 and 2000 results of operations as a stand-alone business were not material in relation to the consolidated financial statements of NIC.

     Up to 520,826 shares of NIC common stock are payable as additional consideration depending on the earnings performance of IDT through the end of calendar year 2003. Consideration will be payable only if IDT's cumulative earnings before interest, income taxes, depreciation and amortization ("EBITDA") reach $275,000, with the full amount due if cumulative EBITDA reaches $700,000 by the end of 2003. At April 1, 2001 or on the first business day of any quarter thereafter until December 31, 2003 in which IDT's cumulative EBITDA equals $275,000, NIC will be required to issue 208,333 shares (the "Initial EBITDA Payment"). The number of shares to be issued each quarter after the Initial EBITDA Payment until December 31, 2003 will be based on a percentage determined by dividing, by $700,000, the difference between cumulative EBITDA to date and the initial EBITDA amount with respect to which the Initial EBITDA Payment was made. Such consideration, if payable, will be recorded as additional purchase price. No additional consideration was payable at December 31, 2001.


5. ACCOUNTING FOR THE EXCHANGE OFFER

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


     Shareholders of NIC/USA, III, KIC, AIC and NII received 22,288,209, 10,099,461, 4,179,039, 3,032,009 and 1,944,646 shares of the Company's common shares which were valued for purchase accounting at $21,460,187, $9,724,259, $4,023,785, $2,919,368 and $1,872,401, respectively. Because the shareholders of NIC/USA received 54% of the Company's common shares, NIC/USA was treated as the acquirer in applying purchase accounting.


     The cost of the acquired business units of $18,539,813 was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the Exchange Offer date. The fair value of net tangible assets, consisting primarily of cash, accounts receivable, property and equipment, accounts payable and debt, approximated historical carrying amounts. The sole identifiable intangible asset related to the government portal contracts and was valued at the net present value of projected future cash flows over the lives of the existing contracts discounted by 15%. Developed applications were not assigned a value because each state has a perpetual right of use license to applications developed if the Company's relationship is terminated. The remainder of the cost was allocated to goodwill. The purchase price and allocation by acquired business unit and in total is summarized as follows:


                                       III             KIC             AIC             NII             Total
                                  -------------   -------------   -------------   -------------   --------------
Fair market value at March 31,
 1998 .........................    $9,724,259      $4,023,785      $2,919,368      $1,872,401      $18,539,813
                                   ==========      ==========      ==========      ==========      ===========
Allocated to:
 Tangible net assets ..........       464,766         311,159         304,529         108,897        1,189,351
 Contract intangibles .........     1,911,321         433,611         447,994         672,387        3,465,313
 Goodwill .....................     7,348,172       3,279,015       2,166,845       1,091,117       13,885,149
                                   ----------      ----------      ----------      ----------      -----------
                                   $9,724,259      $4,023,785      $2,919,368      $1,872,401      $18,539,813
                                   ==========      ==========      ==========      ==========      ===========

     The recorded contract intangibles and goodwill have been amortized on a straight-line basis over the life of the then existing contracts. At December 31, 2001, all recorded goodwill and contract intangibles have been fully amortized. The Exchange Offer was tax free to the shareholders. The historical tax basis in the assets and liabilities carries over to the Company, and the amortization of the goodwill and contract intangibles is not deductible for income tax purposes.


6. ACQUISITION PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma consolidated amounts for the year ended December 31, 1999 give effect to the acquisitions of eFed and SDR as if they had occurred on January 1, 1999, using the amortization of goodwill and intangibles the Company has recorded for periods subsequent to completing the acquisitions. The following unaudited pro forma consolidated amounts for the year ended December 31, 2000 give effect to the acquisition of SDR as if the acquisition had occurred on January 1, 2000. However, the unaudited pro forma information does not reflect the impairment charges recorded in 2001 related to eFed and SDR. The results of operations for Conquest and IDT in 1999 and 2000 as stand-alone businesses were not material in relation to the consolidated financial statements of NIC.

                                                   Year Ended December 31,
                                              ---------------------------------
                                                    1999             2000
                                              ---------------- ----------------
Revenues ....................................  $  21,121,864    $  27,727,256
Operating loss ..............................    (37,297,670)     (59,962,810)
Net loss ....................................    (28,703,704)     (46,498,798)
Basic and diluted loss per share ............  $       (0.57)   $       (0.84)
Weighted average shares outstanding .........     50,210,448       55,398,070


7. INVESTMENTS IN AFFILIATES AND JOINT VENTURES

     On March 23, 2000, NIC completed a $5 million cash investment in E-Filing.com, Inc. ("E-Filing.com"), a provider of online filing applications for legal services, giving NIC ownership of 21% of E-Filing.com, a non-pubic company, through 2,433,800 shares of Series A voting Preferred Stock. The investment has been accounted for under the equity method. The difference between the amount of NIC's investment (approximately $5.3 million) and underlying equity (approximately $1.4 million) in E-Filing.com was allocated to goodwill and was amortized over 21 months ending December 31, 2001. At December 31, 2001, the carrying value of the Company's investment in E-Filing.com totaled approximately $1.1 million, which approximates the Company's share of E-Filing.com's underlying equity.

     On March 24, 2000, NIC completed a $5.5 million cash investment in Tidemark Computer Systems, Inc. ("Tidemark"), a provider of online permit applications for local government, giving NIC ownership of approximately 27% of Tidemark, a non-public company, through 4,530,396 shares of Series B voting Preferred Stock. The investment was accounted for under the equity method. At December 31, 2000, NIC was closely monitoring its investment in Tidemark due to significant liquidity issues inasmuch as Tidemark's current liquid resources were sufficient to meet operating requirements only through the end of April 2001. At the end of 2000, Tidemark was in various stages of merger and acquisition discussions with several companies. NIC expected Tidemark would be successful in merging its operations with or being acquired by another company. Based on information received in the latter half of March 2001 from a company looking to acquire Tidemark, NIC determined that it would not be able to recover the entire carrying value of its investment. Accordingly, in the fourth quarter of 2000, NIC adjusted the carrying value of its investment, primarily relating to goodwill, to its estimated fair value resulting in a noncash impairment loss of approximately $2.1 million. The estimated fair value of Tidemark was based on NIC's underlying equity in Tidemark's net book value at December 31, 2000. The yearly amortization of such goodwill was approximately $1.6 million. The impairment loss is included in Equity in net loss of affiliates in the consolidated statement of operations. In addition, NIC recorded a deferred tax asset valuation allowance of approximately $2.0 million to offset the deferred tax asset the Company had recognized relating to its investment in Tidemark (see Note 17). At December 31, 2000, the adjusted carrying value of the Company's investment in Tidemark was approximately $576,000. In May 2001, a private technology company acquired Tidemark for cash consideration of approximately $1.6 million. NIC received approximately $0.7 million in cash from the transaction and has no investment balance remaining at December 31, 2001.

     In October 2000, NIC made an initial $524,000 cash investment in e-Government Solutions Limited ("eGS"), a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and NIC European Business Limited ("NIC Europe"), a European subsidiary of NIC, giving NIC ownership of 40% of the ordinary shares of eGS. The purpose of the eGS joint venture, based in London, England, is to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom. In September 2001, the eGS Joint Venture Agreement was modified and reduced NIC's obligation to make future cash contributions to the joint venture. NIC Europe will be required to make approximately $1.0 million in additional cash capital contributions in four installments of approximately $238,000 beginning in October 2001 and as capital needs arise. The investment is accounted for under the equity method. Through December 31, 2001, NIC's cash contributions to eGS totaled $762,000, giving NIC ownership of 47% of the ordinary shares of eGS. At December 31, 2001, the carrying value of the Company's investment in eGS totaled approximately $0.4 million.

     E-Filing.com and eGS are in the early stage of their operations and are incurring net losses. The Company regularly reviews the carrying value of these equity method investments and records impairment losses when events and circumstances indicate that such assets are impaired. To date, the Company has not recorded any such impairment losses on its investments in E-Filing.com and eGS.


8. FORMATION OF LIMITED LIABILITY COMPANY WITH BANK OF AMERICA

     On March 3, 2000, NIC Commerce created a jointly owned limited liability company with Bank of America Corporation, through its subsidiary Bank of America, N.A. (USA), to offer state and local governments a Web-based business-to-business procurement, payment and reconciliation service. The two companies will share the revenue that the limited liability company will generate from transaction fees, sales rebates from suppliers to governments, and promotional consideration from suppliers to governments. NIC Commerce will primarily be responsible for providing the electronic purchasing platform based on the NIC Commerce software, end user interface customization, hardware and software support and maintenance services to Bank of America and state and municipal clients, and other technical services in support of the business endeavors of the limited liability company. The limited liability company, called Banc of America Purchase Street, LLC, has contracted to provide electronic procurement services under transaction-based pricing models to two state/local government agencies, Houston-Galveston Area Council of Governments (H-GAC) and the State of South Carolina.

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


9. INTERACTIVE SERVICES AGREEMENT WITH AMERICA ONLINE

     On August 25, 2000 (the "Effective Date"), NIC entered into a three-year Interactive Services Agreement (the "Agreement") with America Online, Inc. ("AOL") to deliver state government information, services and applications through AOL's Government Guide. NIC was to pay a $4.5 million cash carriage fee to AOL over the initial three-year term. On January 25, 2002, NIC entered into an amendment to the Agreement (the "Amendment"). Among other changes to the Agreement, the Amendment extends the original three-year term of the Agreement to 40 months (ending on December 25, 2003), eliminates AOL's right to extend the Agreement beyond the 40-month term, reduces the cash carriage fee from $4.5 million to $2.7 million and eliminates AOL's right to receive contingent warrants in NIC common stock if gross advertising revenues collected during the period the Agreement is in effect meet or exceed certain levels. As of December 31, 2001, NIC has made carriage fee payments to AOL totaling $1.875 million, and must pay the remaining $825,000 in a series of six installments of $137,500 beginning on January 25, 2002 and ending on March 25, 2003. As an additional component of the carriage fee in the initial agreement, NIC issued to AOL fully vested common stock warrants representing the right to immediately purchase 624,653 shares of NIC common stock at an exercise price of $6.71875 per share. The warrants expire five years from the date of the Agreement. The exercise price per share was calculated based on the average closing price of NIC common stock for the four trading days prior to the August 28, 2000 announcement date of the Agreement. The fair value of the warrants issued to AOL was determined to be approximately $4.75 million on August 25, 2000, using the Black-Scholes option-pricing model.

     NIC is recognizing the cash portion of the carriage fee on a straight-line basis over the term as cost of software and services revenue in the consolidated statement of operations. NIC is recognizing the fair value of the fully vested warrants on a straight-line basis over the term as amortization expense in the consolidated statement of operations. At December 31, 2000, the unamortized fair value of the fully vested warrants issued to AOL had been presented as an offset to shareholders' equity. In November 2001, the EITF reached a consensus in Issue 00-18, "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees," that an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity granted is issued for accounting purposes. Accordingly, NIC has recorded the unamortized fair value of the fully vested warrants as an intangible asset in the consolidated balance sheets for all periods presented. See Note 14.

     Under the terms of the Agreement, NIC has granted to AOL a royalty-free, non-exclusive, worldwide license to use the applications developed by NIC (the "Customized Programming and Licensed Content"). In addition, NIC is funding the initial investment and ongoing operational costs to build, operate and maintain the Customized Programming and Licensed Content. NIC will share with AOL a portion of all transaction revenues generated by AOL members who access the transaction applications NIC develops specifically for the Government Guide through the Customized Programming and Licensed Content. AOL and NIC will share revenues generated from the license or sale of advertisement on or through the Government Guide.


10. OUTSOURCED GOVERNMENT PORTAL CONTRACTS

     Each of the Company's outsourced government portal contracts generally has an initial term of three to five years with provisions for renewals for various periods at the option of the government. The Company's primary business obligation under these contracts is to design, build and operate Internet-based portals on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company is typically responsible for funding up front investment and ongoing operational costs of the government portals. The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government must approve prices and revenue sharing agreements. The Company generally owns all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only. If the Company's contract is not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company. In some cases, the Company enters into contracts to provide consulting, development and management services to government portals in exchange for an agreed-upon fee.

     The following is a summary of the Company's larger outsourced state government portal contracts at December 31, 2001:


                                                                                  Date
                                                                                Services   Contract Expiration Date
Subsidiary                                   Portal Name (Government Entity)   Commenced   (Renewal Option Through)
----------                                   ------------------------------    ---------   ------------------------
New England Interactive, Inc. ............. www.RI.gov (RI)                       2001    6/19/2006 (6/19/2010)
NIC/USA, Inc. ............................. www.YourOklahoma.com (OK)             2001    6/30/2002 (6/30/2006)
Montana Interactive, Inc. ................. www.DiscoveringMontana.com (MT)       2001    1/1/2006 (1/1/2011)
NIC/USA, Inc. ............................. www.TennesseeAnytime.org (TN)         2000    8/28/2003 (8/28/2005)
Hawaii Information Consortium, Inc. ....... www.eHawaiiGov.org (HI)               2000    1/3/2003 (1/3/2007)
Idaho Information Consortium, Inc. ........ www.accessIdaho.org (ID)              2000    12/7/2002 (12/7/2006)
Utah Interactive, Inc. .................... www.Utah.gov (UT)                     1999    5/6/2003 (5/6/2009)
New England Interactive, Inc. ............. www.inforME.org (ME)                  1999    4/15/2002 (4/15/2006)
Arkansas Information Consortium, Inc. ..... www.accessArkansas.org (AR)           1997    6/30/2004
Iowa Interactive, Inc. .................... www.IOWAccess.org (IA)                1997    9/30/2003 (9/30/2005)
Virginia Interactive, Inc. ................ www.myVirginia.org (VA)               1997    9/1/2002 (9/1/2007)
Indiana Interactive, Inc. ................. www.IN.gov (IN)                       1995    8/31/2003 (8/31/2005)
Nebraska Interactive, Inc. ................ www.nol.org (NE)                      1995    1/31/2004
Kansas Information Consortium, Inc. ....... www.accessKansas.org (KS)             1992    12/31/2002

     As of December 31, 2001, the Company has also entered into contracts with the State of New Hampshire, the Florida Association of Court Clerks, the City of Indianapolis and Marion County (IN), Dallas County (TX), the City and County of San Francisco (CA), Kent County (MI), Washtenaw County (MI) and the City of Tampa (FL). On February 1, 2002, the Company entered into a three-year portal outsourcing contract with the State of Alabama.


11. BUSINESS FILINGS CONTRACT WITH CALIFORNIA SECRETARY OF STATE

     On September 6, 2001, NIC/USA and the Company's NIC Conquest subsidiary were awarded a five-year contract by the California Secretary of State to develop and implement a comprehensive information management and filing system. The five-year contract to build an information management and retrieval system for the Business Programs Division of the California Secretary of State for approximately $25 million is the largest government contract NIC has ever been awarded. The Company accounts for revenues under this contract on the percentage of completion basis. Work on this contract commenced in September 2001, and the Company believes this contract will be profitable.


12.  MARKETABLE SECURITIES

     The fair value of marketable securities was as follows at December 31:


                                              2000            2001
                                         -------------   -------------
U.S. government obligations ..........   $ 3,968,320      $2,500,000
Corporate debt securities ............    20,946,085       1,565,951
                                         -----------      ----------
                                         $24,914,405      $4,065,951
                                         ===========      ==========

     All marketable debt securities held by the Company at December 31, 2000 and 2001 mature within one year. Gross realized gains and losses and unrealized holding gains and losses were not significant for the years ended December 31, 2000 and 2001. The Company held no marketable securities prior to the completion of its initial public offering of common stock on July 20, 1999.

     At December 31, 2001, the Company has pledged approximately $2.8 million of its marketable securities as collateral for letters of credit, its $1 million bank line of credit in conjunction with a corporate credit card agreement, and its $1 million bank note payable (see Note 15).


13. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:


                                              2000          2001
                                         ------------- -------------
Furniture and fixtures .................  $ 1,100,956   $ 1,246,608
Equipment ..............................    7,523,472     8,163,876
Purchased software .....................    1,859,052     2,318,258
Leasehold improvements .................      303,522       332,520
                                          -----------   -----------
                                           10,787,002    12,061,262
Less accumulated depreciation ..........    3,190,924     5,675,691
                                          -----------   -----------
                                          $ 7,596,078   $ 6,385,571
                                          ===========   ===========

     Depreciation expense for the years ended December 31, 1999, 2000 and 2001, was $581,416, $1,728,559 and $2,968,384, respectively.

14. INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31:

                                                           2000             2001
                                                      --------------   -------------
 Goodwill .........................................    $45,649,243      $2,107,238
 Software intangibles .............................     24,455,641              --
 Contract intangibles .............................      1,072,388              --
 Assembled domestic workforce intangible ..........      1,100,000              --
 Foreign workforce agreement intangible ...........      8,800,000              --
 Product technology intangible ....................      8,200,000              --
 Software development costs .......................      4,215,092         473,535
 Patents and trademarks ...........................        106,477          20,463
 Warrants issued to AOL ...........................      4,750,000       4,750,000
                                                       -----------      ----------
                                                        98,348,841       7,351,236
 Less accumulated amortization ....................     26,693,504       2,911,251
                                                       -----------      ----------
                                                       $71,655,337      $4,439,985
                                                       ===========      ==========

     In the third and fourth quarters of 2001, the Company recorded intangible asset impairment charges totaling $37.0 million and $12.5 million, respectively, as further discussed in Note 3.


15. BANK NOTES PAYABLE AND OTHER DEBT OBLIGATIONS

     In August 2001, the Company borrowed $1 million from a bank in the form of a promissory note payable to finance the purchase of certain hardware and software components for its NIC Commerce subsidiary. The note bears interest at the bank's prime rate and is payable in 36 monthly installments of approximately $31,000 ending in July 2004. The Company has collateralized the note with approximately $1,100,000 in marketable securities. As a covenant of the note agreement, the Company is required to achieve positive quarterly EBITDA (defined as earnings before interest, taxes, depreciation and amortization) by the quarter ending December 31, 2002.

     The Company has a $1 million line of credit with a bank in conjunction with a corporate credit card agreement. NIC has pledged approximately $500,000 in marketable securities as collateral on the line of credit.

     The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year, for which the Company pays bank fees of approximately 1.5% to 2.5% of face value per annum. The Company and its subsidiaries had unused outstanding letters of credit totaling $718,000 and $1,168,000 at December 31, 2000 and 2001 respectively. As of December 31, 2001, all letters of credit were fully collateralized by cash and marketable securities.

     In conjunction with its business filings contract with the California Secretary of State (see Note 11), in March 2002, the Company issued a $5 million letter of credit as collateral for a performance bond required by the contract. The letter of credit is fully collateralized by the Company's cash and marketable securities.

     On January 19, 1999, NIC/USA purchased an airplane and financed the purchase by borrowing $544,000 from a bank in the form of a note payable. The note was paid in full during 1999 and the airplane was sold in 2001 for a minimal gain.


     In March 1998, NII and AIC agreed to pay a shareholder $150,000 for past services and reacquired the shareholder's shares of NII and AIC. The remaining balance at December 31, 1999 of $50,000 was paid in 2000.

16. SHAREHOLDERS' EQUITY

Common stock

     On May 3, 1999, the Board of Directors authorized a common stock split in the range of 4 for 1 to 5 for 1, and granted authority to the Company's officers to determine the exact amount of the split. Such officers approved a
4.643377 for 1 split to be effected by means of a dividend of 3.643377 shares of common stock for each share of common stock held, plus cash in lieu of fractional shares, effective for shareholders of record on July 14, 1999. The effect of the stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented. All references to the number of Company common shares and per share amounts elsewhere in the related footnotes have also been restated as appropriate to reflect the effect of the common stock split for all periods presented.

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


Common stock transactions

     From January 1999 through May 1999, the Company sold 346,512 shares of common stock to five employees at $1.44 per share. The Company recorded $1,489,124 in stock compensation expense related to these transactions. In May 1999, the Company sold 23,727 shares of common stock to an employee at $5.27 per share. The Company recorded $84,826 in stock compensation expense related to this transaction. In April 2000, the Company sold 4,395 shares of common stock to an employee for $11.375 per share. In June 2000, the Company sold 1,932 shares of common stock to an employee for $12.9375 per share. In June 2000, the Company sold 2,828 shares of common stock to an employee for $8.84 per share and recorded $11,588 in stock compensation expense related to this transaction. In June 2000, the Company repurchased 5,000 shares of common stock from an employee for $20.1875 per share. These shares were canceled and retired in October 2000. In July 2000, the Company issued 2,637 shares of common stock to an executive of the Company for no cash consideration and recorded $30,000 in stock compensation expense related to this transaction. In March 2000, an outside director of the company exercised 10,000 non-qualified stock options at an exercise price of $10 per share. In November 2000, the Company rescinded this stock option exercise and returned the $100,000 in proceeds from the option exercise to the director. The Company recorded $72,800 in stock compensation expense related to this transaction.

     In April 2001, the Company issued 5,000 shares of common stock to an executive of the Company for no cash consideration and recorded $17,242 in stock compensation expense related to this transaction.


Additional paid-in capital

     During 2000, certain employees of the Company had disqualifying dispositions of common stock obtained through the exercise of incentive stock options. As a result, the Company received a federal income tax deduction of approximately $3.1 million in 2000. Through December 31, 2000, the Company had recognized cumulative compensation expense of approximately $157,000 for the excess of fair value of the Company's common stock on the grant date over the exercise price for options granted to certain of these employees. A portion of the tax benefit relating to the disqualifying dispositions totaling $157,000 has been recognized in the Company's results of operations, and the remaining tax benefit for the excess deduction was credited directly to additional paid-in capital. In 2001, federal income tax deductions relating to disqualifying dispositions were insignificant.


Withdrawn common stock offering

     On February 22, 2000, the Company filed a registration statement on Form S-1 with the SEC for an offering of approximately 8.1 million shares of the Company's common stock. On April 5, 2000, the Company announced its intention to withdraw the stock offering due to adverse market conditions. Direct costs related to the withdrawn offering of approximately $835,000 were expensed in the second quarter of 2000 and are included in general and administrative expenses in the consolidated statement of operations.


Business acquisitions

     For additional information relating to business acquisitions and other transactions involving the issuance of common stock, common stock options or warrants, refer to Notes 4, 5, 8 and 9 above.


17. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:


                                                       Year ended December 31,
                                        -----------------------------------------------------
                                              1999              2000               2001
                                        ---------------   ----------------   ----------------
Current income taxes:
 Federal ............................    $         --      $          --      $          --
 State ..............................          25,354            161,213            (28,180)
                                         ------------      -------------      -------------
   Total ............................          25,354            161,213            (28,180)
                                         ------------      -------------      -------------
Deferred income taxes:
 Federal ............................      (1,295,716)       (13,077,074)       (20,263,475)
 State ..............................        (145,861)        (1,676,160)        (2,333,195)
                                         ------------      -------------      -------------
   Total ............................      (1,441,577)       (14,753,234)       (22,596,670)
                                         ------------      -------------      -------------
   Total income tax benefit .........    $ (1,416,223)     $ (14,592,021)     $ (22,624,850)
                                         ============      =============      =============

     Significant components of the Company's deferred tax assets and liabilities were as follows at December 31:


                                                                                 2000           2001
                                                                            -------------- --------------
Deferred tax assets:
 Net operating loss carryforward ..........................................  $ 11,943,265   $ 23,440,998
 Amortization and impairment of eFed goodwill and software intangible .....     3,918,486      9,419,793
 Capital loss on sale of affiliate ........................................            --      1,796,675
 Investments in affiliates ................................................     2,577,272      1,887,489
 Application services contracts ...........................................       140,821      1,542,457
 Compensation related to non-qualified stock options ......................       788,260      1,123,769
 Other ....................................................................        80,988        139,025
                                                                             ------------   ------------
                                                                               19,449,092     39,350,206
 Less: Valuation allowance ................................................    (1,959,447)    (7,081,251)
                                                                             ------------   ------------
   Total ..................................................................    17,489,645     32,268,955
                                                                             ------------   ------------
Deferred tax liabilities:
 Purchase accounting intangibles ..........................................    (6,413,820)            --
 Depreciation .............................................................      (261,297)      (282,038)
 Capitalized software development costs ...................................    (1,638,324)      (230,247)
 Other ....................................................................       (16,204)            --
                                                                             ------------   ------------
   Total ..................................................................    (8,329,645)      (512,285)
                                                                             ------------   ------------
 Net deferred tax asset ...................................................  $  9,160,000   $ 31,756,670
                                                                             ============   ============

     For federal income tax purposes, the Company had available at December 31, 1999, 2000 and 2001 net operating loss ("NOL") carryforwards of approximately $340,000, $29,833,000 and $30,564,000 that will expire in the years 2019, 2020 and 2021, respectively. The Company believes it is more likely than not it will generate sufficient taxable income from future operations to fully utilize the NOL carryforwards prior to expiration. The amount of the deferred tax asset considered realizable relating to these NOL's could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

     At December 31, 2001, the Company's ownership in NIC Conquest is less than 80%. As a result, NIC Conquest is not included in the Company's consolidated federal income tax return. Due to developments arising in the second half of 2001 relating to NIC Conquest's migration to a common operating platform for its core UCC and corporations filing applications, the Company determined that the balance of revenues remaining to be recognized under existing application development contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued losses of approximately $6 million in the third and fourth quarters of 2001. These losses coupled with the significant underperformance of this business and uncertainty regarding future performance of this business cast substantial doubt as to whether NIC Conquest's NOL carryforwards can be used in the future. Consequently, in the fourth quarter of 2001, the Company provided a deferred tax asset valuation allowance for the net deferred tax asset relating to NIC Conquest in the amount of $5,284,576. In the fourth quarter of 2000, the Company recorded a deferred tax asset valuation allowance of $1,959,447 to offset the deferred tax asset the Company had recognized relating to its investment in Tidemark (see Note 7). In the second quarter of 2001, the Company sold its interest in Tidemark realizing a capital loss, which can only be offset against capital gains for federal income tax purposes. At present, there is substantial doubt about the Company's ability to generate capital gains in the future. At December 31, 2001, the Company has adjusted the deferred tax asset valuation allowance relating to Tidemark to $1,796,675.

     The following table reconciles the effective income tax rate indicated by the consolidated statements of operations and the statutory federal income tax rate:

                                                                       Year ended December 31,
                                                                 ------------------------------------
                                                                    1999         2000         2001
                                                                 ----------   ----------   ----------
Effective federal and state income tax rate ..................       11.7%        26.5%        22.5%
Impairment of intangible assets ..............................         --           --          6.3
Goodwill amortization relating to the Exchange Offer and other
 acquisitions ................................................       17.8          7.0          3.6
Non-deductible stock compensation expense ....................        6.6          0.4          0.2
State income taxes ...........................................       (1.3)        (1.8)        (2.3)
Valuation allowance ..........................................         --          2.1          4.7
Other ........................................................        0.2          0.8           --
                                                                     ----         ----         ----
Statutory federal income tax rate ............................       35.0%        35.0%        35.0%
                                                                     ====         ====         ====


18. COMMITMENTS AND CONTINGENCIES


Leases

     The Company and its subsidiaries lease office space and certain equipment under noncancellable operating leases. Capital lease agreements require the Company and its subsidiaries to pay all taxes, fees, assessments or other charges.

     Future minimum noncancellable lease payments under all noncancellable operating and capital leases at December 31, 2001 are as follows:

Fiscal Year                                                Operating       Capital
------------------------------------------------------   -------------   ----------
2002 .................................................    $1,111,592      $14,152
2003 .................................................       697,387        1,418
2004 .................................................       601,167           --
2005 .................................................       406,020           --
2006 .................................................       128,058           --
Thereafter ...........................................            --           --
                                                                          -------
                                                                           15,570
Less interest ........................................                        454
                                                                          -------
Present value of net minimum lease payments ..........                     15,116
Less current portion .................................                     13,762
                                                                          -------
Long-term portion ....................................                    $ 1,354
                                                                          =======

     Capitalized leased property and equipment consists of the following at December 31:


                                              2000         2001
                                           ----------   ----------
Furniture and fixtures .................    $ 95,619     $     --
Equipment ..............................     395,938      321,647
Purchased software .....................      53,633       22,040
                                            --------     --------
                                             545,190      343,687
Less accumulated depreciation ..........     276,911      314,320
                                            --------     --------
                                            $268,279     $ 29,367
                                            ========     ========

     Rent expense for operating leases for the years ended December 31, 1999, 2000 and 2001 was $402,241, $1,279,175, and $1,335,127, respectively.

Litigation

     The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation currently pending would not be material to the consolidated financial position, liquidity or results of operations of the Company.


19. EMPLOYEE BENEFIT AND STOCK OPTION PLANS


Defined Contribution 401(k) Profit Sharing Plan

     The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment. A discretionary match of up to 5% of an employee's salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled $176,736, $469,088 and $349,107 for the years ended December 31, 1999, 2000 and 2001, respectively. No discretionary contributions were made for the years ended December 31, 1999, 2000 and 2001.


Employee Stock Purchase Plan

     In May 1999, the Company's Board of Directors approved an employee stock purchase plan intended to qualify as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan will permit eligible employees to purchase NIC common stock through payroll deductions up to 15% of each employee's compensation. Amounts deducted and accumulated by the participant will be used to purchase shares of NIC's common stock at 85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined. No offering of stock was made to employees during 1999 or 2000. The first offering period under this plan commenced on April 1, 2001 and expires on March 31, 2002. The plan will operate on consecutive twelve month offering periods beginning on April 1 of each year. The closing fair market value of NIC common stock on the first day of the offering period was $3.06 per share. Approximately 37,000 shares of Company common stock have been subscribed for in the first offering period.


Stock Option Plans

     The Company has two formal stock option plans (the "NIC" plan and the "SDR" plan) to provide for the granting of either incentive stock options or non-qualified stock options to encourage certain employees of the Company and its subsidiaries, and certain directors of the Company, to participate in the ownership of the Company, and to provide additional incentive for such employees and directors to promote the success of its business through sharing the future growth of such business. The NIC plan was adopted in May 1998 and amended in November 1998 and May 1999. Under the NIC plan, the Company is authorized to grant options for up to 9,286,754 common shares. Employee options are generally exercisable one year from date of grant in cumulative annual installments of 25% to 33% and expire four years after the grant date. The SDR plan was adopted in May 2000 in conjunction with NIC's acquisition of SDR. Under the SDR plan, the Company is authorized to grant options for up to 229,965 common shares. No options that are in addition to those granted upon the close of the SDR acquisition will be granted under the SDR plan. There have been no option repricings under the plans for the years ended December 31, 1999, 2000 and 2001.

     The Company accounts for the plans using the intrinsic value method prescribed in APB No. 25. SFAS No. 123 requires certain disclosures regarding expense and value of options granted using the fair-value-based method even though the Company follows APB No. 25. Had compensation cost for the Company's plans been determined in accordance with SFAS No. 123, the Company's net loss and loss per share would have been as follows for the years ended December 31, 1999, 2000 and 2001:

                                           1999                2000                2001
                                    -----------------   -----------------   -----------------
Net loss:
 As reported ....................     $ (10,730,560)      $ (40,277,950)      $ (77,444,273)
 Pro forma ......................     $ (12,134,460)      $ (47,148,116)      $ (82,986,296)
Basic and diluted loss per share:
 As reported ....................     $       (0.23)      $       (0.74)      $       (1.38)
 Pro forma ......................     $       (0.26)      $       (0.86)      $       (1.48)

     For purposes of complying with the disclosure provisions of SFAS No. 123 and as permitted by the Financial Accounting Standards Board for nonpublic companies, prior to NIC's initial public offering in July 1999, the fair value of each option grant was determined on the date of the grant using the minimum value option pricing model. The minimum value model does not consider expected volatility in stock price. Subsequent to the offering, the fair value of each option grant was determined using the Black-Scholes option pricing model. Except for the volatility assumption, which is only used under the Black-Scholes model, the following assumptions were applied in determining pro forma compensation cost for the years ended December 31, 1999, 2000 and 2001:


                                                 1999          2000          2001
                                             -----------   -----------   ------------
Risk-free interest rate ..................      5.48%        6.10%         4.65%
Expected dividend yield ..................      0.00         0.00          0.00
Expected option life .....................   4.0 years     4.0 years     4.0 years
Expected stock price volatility ..........        80%         125%          117%
Fair value of options granted ............   $ 11.14       $ 8.62        $ 2.45

     A summary of the activity under the Company's stock option plans for the years ended December 31, 1999, 2000 and 2001 is presented below:


                                                  1999                           2000                           2001
                                     ------------------------------ ------------------------------ -------------------------------
                                                       Weighted                       Weighted                         Weighted
                                                        Average                        Average                         Average
                                         Shares     Exercise Price      Shares     Exercise Price       Shares      Exercise Price
                                     ------------- ---------------- ------------- ---------------- --------------- ---------------
Outstanding at January 1 ...........   2,514,019       $  1.44        4,025,593       $  7.49          6,192,706      $  7.80
 Granted ...........................   1,798,285       $ 15.09        3,374,486       $ 10.38          3,161,361      $  3.29
 Exercised .........................    (122,954)      $  1.44         (411,524)      $  2.07           (216,659)     $  1.47
 Expired ...........................          --            --          (33,924)      $ 12.29           (370,108)     $ 18.06
 Canceled ..........................    (163,757)      $  2.51         (761,925)      $ 21.44         (1,103,434)     $  9.60
                                       ---------                      ---------                       ----------
Outstanding at December 31 .........   4,025,593       $  7.49        6,192,706       $  7.80          7,663,866      $  5.36
Exercisable at December 31 .........     825,008       $  2.18        1,674,316       $  4.86          2,831,632      $  5.64
Weighted average grant-date
 fair value of options granted
 during the year ...................                   $ 11.14                        $  8.62                         $  2.45

     The following table summarizes information about stock options outstanding under the Plan at December 31, 2001:


                                       Options Outstanding                  Options Exercisable
                            ------------------------------------------   -------------------------
                                               Weighted
                                               Average       Weighted                     Weighted
                                              Remaining       Average                     Average
                                Shares       Contractual     Exercise        Shares       Exercise
Range of Exercise Price      Outstanding         Life          Price      Outstanding      Price
-------------------------   -------------   -------------   ----------   -------------   ---------
   $1.44-2.13............     3,056,442           2.7        $  1.66       1,674,621     $  1.45
   $2.19-3.26............       949,122           4.4        $  2.50         186,656     $  2.45
   $3.34-4.81............     1,416,550           4.1        $  3.88          40,751     $  3.76
   $5.06-7.44............       832,952           2.7        $  5.59         356,842     $  5.31
   $7.75-11.38...........       908,744           4.5        $ 10.85         274,705     $ 10.90
   $12.38-18.38..........       192,900           1.8        $ 14.05         111,824     $ 14.20
   $19.32-26.38..........        57,796           3.2        $ 22.73          37,734     $ 22.80
   $29.38-43.88..........       204,860           1.7        $ 35.64         133,664     $ 36.10
   $49.38-54.25..........        44,500           2.1        $ 51.39          14,835     $ 51.39

     From January 1999 through May 1999, the Company granted 191,767 common stock options with a vesting period of three years and an exercise price of $1.44 per share, which was less than the fair market value of the stock on the various grant dates. Stock compensation expense of approximately $213,000 was recorded relating to these options for the year ended December 31, 1999, with approximately $496,000 of compensation expense deferred at December 31, 1999 to be amortized over the three-year vesting periods of the option grants. In April 1999, the Company granted 20,791 common stock options with a vesting period of three years and an exercise price of $5.27 per share, which was less than the fair market value of the stock on the grant date. Stock compensation expense of approximately $16,000 was recorded relating to these options for the year ended December 31, 1999, with approximately $58,000 of compensation expense deferred at December 31, 1999 to be amortized over the three year vesting periods of the option grants.

     In May 1999, the Company granted 696,511 common stock options (601,636 non-qualified options and 94,875 incentive options) to an executive of the Company at an exercise price of $5.27 per share, which was less than the fair market value of the stock on the grant date, under two separate stock option agreements covered by the Plan. Non-qualified stock options totaling 50,669 vested immediately with the remainder of the options exercisable one year from date of grant in cumulative annual installments of 25%. The non-qualified stock options expire ten years after the grant date. Incentive stock options totaling 18,975 vested immediately with the remainder of the options exercisable one year from date of grant in cumulative annual installments of 25%. The incentive stock options expire five years from the date of grant. Relating to this executive's stock options, stock compensation expense of approximately $598,000 was recorded for the year ended December 31, 1999, with approximately $1,892,000 of compensation expense deferred at December 31, 1999, to be amortized over the vesting period of the options.

     In August of 1999, the Company granted 10,000 common stock options with immediate vesting to a director of the Company with an exercise price of $10 per share, which was less than the fair market value of the stock on the grant date. Stock compensation expense of approximately $44,000 was recorded relating to this option grant for the year ended December 31, 1999.

     In February of 2000, the Company made two grants of 10,000 common stock options with immediate vesting to two directors of the Company with an exercise price of $36.88 per share, which was less than the fair market value of the stock on the grant date. Stock compensation expense of $130,000 was recorded relating to these option grants for the year ended December 31, 2000.

     Including expense related to options granted prior to January 1, 1999, the Company recognized a total of $1,614,101 of stock compensation expense related to common stock options for the year ended December 31, 1999. Total deferred compensation expense was $4,362,172 at December 31, 1999. Including expense related to options granted prior to January 1, 2000, the Company recognized a total of $1,675,485 of stock compensation expense related to common stock options for the year ended December 31, 2000. Total deferred compensation expense was $2,814,349 at December 31, 2000. Including expense related to options granted prior to January 1, 2001, the Company recognized a total of $1,507,780 of stock compensation expense related to common stock options for the year ended December 31, 2001. Total deferred compensation expense was $1,306,569 at December 31, 2001.


20. RELATED PARTY TRANSACTIONS

     The Company and its subsidiaries purchased business and health insurance through an insurance agency that was controlled by a shareholder and director of the Company at costs the Company believed approximated arms-length transactions. No direct payments were made to this agency in 1999, 2000 or 2001. Aggregate insurance payments made that were brokered by this insurance agency totaled approximately $354,000 for the year ended December 31, 1999. No insurance payments were brokered by this agency in 2000 or 2001.

     During 2000, the Company rented an aircraft on an hourly basis from a company that was controlled by two shareholders/directors of the Company at costs that the Company believed approximated arms-length transactions. In 2000, total payments made to this company totaled $244,700. No payments were made to this company in 1999 or 2001.


21. SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     For additional information on noncash investing and financing activities relating to business acquisitions involving the issuance of common stock, common stock options or warrants, refer to Notes 4, 5, 8 and 9 above.


22. REPORTABLE SEGMENTS AND RELATED INFORMATION

     As discussed in Note 3, during the third quarter of 2000, the Company announced a restructuring of certain of its eGovernment software and services businesses. In conjunction with the restructuring, the Company also reorganized its management team to support the new corporate structure. Accordingly, NIC changed the composition of its reportable segments to match the manner by which the segments were internally organized and managed. In the second quarter of 2001, the Company changed the internal composition of its reportable segments and began to allocate expenses of certain corporate departments that support the Company's state and local portal operations to the Portals segment. In addition, the division that manages the Company's relationship with America Online (the "AOL division") began to generate substantive revenues during the second quarter of 2001 and is included in a separate reportable segment. The Company's reportable segments consist of its outsourced state and local portal businesses ("Outsourced Portals"), its eGovernment products businesses ("Products"), its NIC Commerce government procurement business ("eProcurement") and its AOL division ("AOL"). The Portals segment includes the Company's subsidiaries operating state and local government portals and the corporate divisions that support portal operations. The Products segment includes the NIC Conquest and NIC Technologies, which were previously included in the state and local government segment, and the IDT subsidiary. The AOL division was previously included in unallocated corporate-level expenses. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items." Segment information for all periods presented has been restated to reflect the new internal organization of the Company. Management evaluates the performance of its segments and allocates resources to them based on revenues and earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, impairment losses, one-time charges and other non-cash charges related to stock compensation and application services contracts ("EBITDA"). There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all segments.

     The table below reflects summarized financial information concerning the Company's reportable segments for the years ended December 31:


                                                                                      Other
                      Outsourced                                                   Reconciling     Consolidated
                        Portals         Products     eProcurement       AOL           Items            Total
                    --------------  --------------- -------------- ------------- --------------- ----------------
1999
Revenues .........   $14,010,681     $    565,464    $  1,570,974   $       --    $          --   $  16,147,119
EBITDA ...........     3,694,905         (179,648)        333,341           --       (3,037,436)        811,162

2000
Revenues .........    17,807,935        5,533,343       3,629,897          101               --      26,971,276
EBITDA ...........     1,164,018       (2,746,967)     (6,182,594)    (933,341)     (10,700,110)    (19,398,994)

2001
Revenues .........    26,732,743        9,629,381       1,846,319    1,020,236               --      39,228,679
EBITDA ...........     4,572,873       (2,651,403)     (4,107,052)    (721,108)      (9,673,461)    (12,580,151)

     The following is a reconciliation of total segment EBITDA to total consolidated loss before income taxes and minority interest for the years ended December 31:




                                                                    1999                2000                2001
                                                             -----------------   -----------------   -----------------
Total EBITDA for reportable segments .....................     $     811,162       $ (19,398,994)     $  (12,580,151)
Impairment of intangible assets (Note 3) .................                --                  --         (49,494,090)
Application services contracts (Note 1) ..................        (1,125,000)         (1,350,000)         (6,041,349)
Restructuring charges (Note 3) ...........................                --            (638,238)           (373,979)
Withdrawn secondary offering expenses (Note 16) ..........                --            (834,493)                 --
Vacation accrual (*) .....................................                --            (235,169)                 --
Stock compensation .......................................        (3,188,051)         (1,789,874)         (1,525,022)
Depreciation and amortization ............................       (10,968,482)        (27,959,636)        (27,953,007)
Interest income ..........................................         2,506,890           3,742,399             967,027
Interest expense .........................................          (168,872)            (48,458)            (38,789)
Equity in net loss of affiliates .........................                --          (6,524,473)         (3,271,876)
Other income (expense), net ..............................           (14,430)            (82,710)           (233,189)
                                                               -------------       -------------      --------------
Consolidated loss before income taxes and minority
 interest ................................................     $ (12,146,783)      $ (55,119,646)     $ (100,544,425)
                                                               -------------       =============      ==============

* In the third quarter of 2000, NIC incurred a one-time non-cash charge of approximately $235,000 due to the adoption of a company-wide vacation policy that required the Company to recognize a liability for earned but unused employee vacation.

     The highest volume, most commercially valuable service the Company offers is access to motor vehicle records through the Company's outsourced government portals, referred to as DMV records. This service accounted for approximately 74%, 73% and 63% of the Company's portal revenues in 1999, 2000 and 2001, respectively, and approximately 65%, 48% and 43% of the Company's total revenues in 1999, 2000 and 2001, respectively. This Company believes that while this application will continue to be an important source of revenue, its contribution as a percentage of revenues will decline as other sources grow.

     A primary source of revenue is derived from data resellers, who use of the Company's government portals to access DMV records for sale to the auto insurance industry. For the year ended December 31, 1999, one data reseller accounted for 56% of the Company's portal revenues and 48% of the Company's total revenues, and two other resellers accounted for an additional 9% of the Company's portal revenues and 8% of the Company's total revenues. For the year ended December 31, 2000, one of these data resellers accounted for approximately 51% of the Company's portal revenues and 34% of the Company's total revenues, and two other resellers accounted for an additional 12% of the Company's portal revenues and 8% of the Company's total revenues. For the year ended December 31, 2001, one of these data resellers accounted for approximately 43% of the Company's portal revenues and 29% of the Company's total revenues, and two other resellers accounted for an additional 8% of the Company's portal revenues and 5% of the Company's total revenues. At December 31, 2001, one data reseller accounting for approximately 32% of the Company's accounts receivable and two other data resellers accounted for approximately 6%.

23. UNAUDITED QUARTERLY OPERATING RESULTS

     The quarterly information below differs from that previously reported by the Company due to the net revenue presentation and reclassification of certain information in the consolidated statements of operations described in Note 1. The net revenue presentation and reclassifications had no impact on operating loss, net loss or net loss per share. The quarterly information below is subject to seasonal fluctuations resulting in lower portal revenues in the fourth quarter of each calendar year, due to the smaller number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods. For additional information on significant charges affecting the quarterly results for the periods presented, refer to Notes 2, 3, 16 and 22 above.


1999

                                                         Three Months Ended
                              -------------------------------------------------------------------------     Year Ended
                               March 31, 1999   June 30, 1999   September 30, 1999   December 31, 1999   December 31, 1999
                              ---------------- --------------- -------------------- ------------------- ------------------
Revenues:
 Portal revenues ............   $  2,935,241    $  3,369,155          3,866,326        $  3,839,959       $  14,010,681
 Software and services
   revenues .................        167,367          40,318            473,637           1,455,116           2,136,438
                                ------------    ------------          ---------        ------------       -------------
    Total revenues ..........      3,102,608       3,409,473          4,339,963           5,295,075          16,147,119
                                ------------    ------------          ---------        ------------       -------------
Operating expenses:
 Cost of portal revenues.....      2,093,740       2,415,636          2,524,319           2,931,381           9,965,076
 Cost of software and
   services revenues ........        276,564         831,097            353,229             473,100           1,933,990
 General and
   administrative ...........        264,988         441,257            813,104           2,441,118           3,960,467
 Sales and marketing ........         68,388          27,503            217,554             287,979             601,424
 Impairment loss ............             --              --                 --                  --                  --
 Stock compensation .........      1,698,770         648,157            387,783             453,341           3,188,051
 Depreciation and
   amortization .............      2,001,559       1,986,928          2,420,731           4,559,264          10,968,482
                                ------------    ------------          ---------        ------------       -------------
    Total operating
      expenses ..............      6,404,009       6,350,578          6,716,720          11,146,183          30,617,490
                                ------------    ------------          ---------        ------------       -------------
Operating loss ..............     (3,301,401)     (2,941,105)        (2,376,757)         (5,851,108)        (14,470,371)
                                ------------    ------------         ----------        ------------       -------------
Other income (expense):
 Interest income ............         16,565          21,759          1,138,277           1,330,289           2,506,890
 Interest expense ...........        (36,997)        (50,078)           (58,159)            (23,638)           (168,872)
 Equity in net loss of
   affiliates ...............             --              --                 --                  --                  --
 Other income (expense),
   net ......................             --              --             (9,289)             (5,141)            (14,430)
                                ------------    ------------         ----------        ------------       -------------
    Total other income
      (expense) .............        (20,432)        (28,319)         1,070,829           1,301,510           2,323,588
                                ------------    ------------         ----------        ------------       -------------
Loss before income taxes
 and minority interest ......     (3,321,833)     (2,969,424)        (1,305,928)         (4,549,598)        (12,146,783)
Income tax expense
 (benefit) ..................        (22,780)       (466,431)           136,018          (1,063,030)         (1,416,223)
                                ------------    ------------         ----------        ------------       -------------
Loss before minority
 interest ...................     (3,299,053)     (2,502,993)        (1,441,946)         (3,486,568)        (10,730,560)
Minority interest ...........             --              --                 --                  --                  --
                                ------------    ------------         ----------        ------------       -------------
Net loss ....................   $ (3,299,053)   $ (2,502,993)      $ (1,441,946)       $ (3,486,568)      $ (10,730,560)
                                ============    ============       ============        ============       =============
Net loss per share:
 Basic and diluted ..........   $      (0.08)   $      (0.06)      $      (0.03)       $      (0.07)      $       (0.23)
                                ============    ============       ============        ============       =============
Weighted average shares
 outstanding ................     42,245,595      42,493,983         51,082,782          53,130,070          47,278,461
                                ============    ============       ============        ============       =============

2000

                                                          Three Months Ended
                               -------------------------------------------------------------------------     Year Ended
                                March 31, 2000   June 30, 2000   September 30, 2000   December 31, 2000   December 31, 2000
                               ---------------- --------------- -------------------- ------------------- ------------------
Revenues:
 Portal revenues .............   $  4,532,891    $   4,414,411     $   4,487,778        $   4,372,893      $  17,807,973
 Software and services
   revenues ..................      1,666,827        3,063,231         2,112,048            2,321,197          9,163,303
                                 ------------    -------------     -------------        -------------      -------------
    Total revenues ...........      6,199,718        7,477,642         6,599,826            6,694,090         26,971,276
                                 ------------    -------------     -------------        -------------      -------------
Operating expenses:
 Cost of portal revenues .....      3,029,229        3,455,492         3,472,617            4,110,813         14,068,151
 Cost of software and
   services revenues .........      2,182,238        2,157,621         1,720,294            2,458,775          8,518,928
 General and
   administrative ............      3,216,261        5,310,286         6,441,816            6,314,084         21,282,447
 Sales and marketing .........        667,381        1,411,786         2,030,333            1,449,144          5,558,644
 Impairment loss .............             --               --                --                   --                 --
 Stock compensation ..........        516,664          397,862           416,274              459,074          1,789,874
 Depreciation and
   amortization ..............      4,586,105        6,711,885         8,362,921            8,298,725         27,959,636
                                 ------------    -------------     -------------        -------------      -------------
    Total operating
      expenses ...............     14,197,878       19,444,932        22,444,255           23,090,615         79,177,680
                                 ------------    -------------     -------------        -------------      -------------
Operating loss ...............     (7,998,160)     (11,967,290)      (15,844,429)         (16,396,525)       (52,206,404)
                                 ------------    -------------     -------------        -------------      -------------
Other income (expense):
 Interest income .............      1,204,670        1,000,128           864,214              673,387          3,742,399
 Interest expense ............        (10,729)         (21,271)           (7,131)              (9,327)           (48,458)
 Equity in net loss of
   affiliates ................             --       (1,683,820)       (1,494,620)          (3,346,033)        (6,524,473)
 Other income (expense),
   net .......................         (2,370)          (1,846)          (96,507)              18,013            (82,710)
                                 ------------    -------------     -------------        -------------      -------------
    Total other income
      (expense) ..............      1,191,571         (706,809)         (734,044)          (2,663,960)        (2,913,242)
                                 ------------    -------------     -------------        -------------      -------------
Loss before income taxes
 and minority interest .......     (6,806,589)     (12,674,099)      (16,578,473)         (19,060,485)       (55,119,646)
Income tax expense
 (benefit) ...................     (2,007,781)      (3,768,948)       (4,953,796)          (3,861,496)       (14,592,021)
                                 ------------    -------------     -------------        -------------      -------------
Loss before minority
 interest ....................     (4,798,808)      (8,905,151)      (11,624,677)         (15,198,989)       (40,527,625)
Minority interest ............        (92,758)          67,186             4,925             (229,028)          (249,675)
                                 ------------    -------------     -------------        -------------      -------------
Net loss .....................   $ (4,706,050)   $  (8,972,337)    $ (11,629,602)       $ (14,969,961)     $ (40,277,950)
                                 ============    =============     =============        =============      =============
Net loss per share:
 Basic and diluted ...........   $      (0.09)   $       (0.16)    $       (0.21)       $       (0.27)     $       (0.74)
                                 ============    =============     =============        =============      =============
Weighted average shares
 outstanding .................     53,259,706       54,531,767        55,489,153           55,954,971         54,795,280
                                 ============    =============     =============        =============      =============

2001


                                                          Three Months Ended
                               -------------------------------------------------------------------------     Year Ended
                                March 31, 2001   June 30, 2001   September 30, 2001   December 31, 2001   December 31, 2001
                               ---------------- --------------- -------------------- ------------------- ------------------
Revenues:
 Portal revenues .............  $   5,431,930    $   6,144,014     $   7,747,011        $   7,409,788      $   26,732,743
 Software and services
   revenues ..................      2,586,353        3,830,614         3,332,887            2,746,082          12,495,936
                                -------------    -------------     -------------        -------------      --------------
    Total revenues ...........      8,018,283        9,974,628        11,079,898           10,155,870          39,228,679
                                -------------    -------------     -------------        -------------      --------------
Operating expenses:
 Cost of portal revenues .....      4,341,083        4,719,613         5,403,791            5,370,295          19,834,782
 Cost of software and
   services revenues .........      2,270,650        2,946,418         5,986,808            4,121,049          15,324,925
 General and
   administrative ............      5,618,874        5,858,868         5,079,508            4,234,889          20,792,139
 Sales and marketing .........        752,582          700,327           468,876              350,527           2,272,312
 Impairment loss .............             --               --        36,997,108           12,496,982          49,494,090
 Stock compensation ..........        386,274          403,556           386,211              348,981           1,525,022
 Depreciation and
   amortization ..............      8,385,813        8,454,638         8,503,857            2,608,699          27,953,007
                                -------------    -------------     -------------        -------------      --------------
    Total operating
      expenses ...............     21,755,276       23,083,420        62,826,159           29,531,422         137,196,277
                                -------------    -------------     -------------        -------------      --------------
Operating loss ...............    (13,736,993)     (13,108,792)      (51,746,261)         (19,375,552)        (97,967,598)
                                -------------    -------------     -------------        -------------      --------------
Other income (expense):
 Interest income .............        462,949          260,176           164,800               79,102             967,027
 Interest expense ............         (6,636)          (3,671)          (12,089)             (16,393)            (38,789)
 Equity in net loss of
   affiliates ................       (820,155)        (676,148)         (541,322)          (1,234,251)         (3,271,876)
 Other income (expense),
   net .......................          7,458         (124,168)           42,497             (158,976)           (233,189)
                                -------------    -------------     -------------        -------------      --------------
    Total other income
      (expense) ..............       (356,384)        (543,811)         (346,114)          (1,330,518)         (2,576,827)
                                -------------    -------------     -------------        -------------      --------------
Loss before income taxes
 and minority interest .......    (14,093,377)     (13,652,603)      (52,092,375)         (20,706,070)       (100,544,425)
Income tax expense
 (benefit) ...................     (3,937,945)      (3,906,262)      (12,926,482)          (1,854,161)        (22,624,850)
                                -------------    -------------     -------------        -------------      --------------
Loss before minority
 interest ....................    (10,155,432)      (9,746,341)      (39,165,893)         (18,851,909)        (77,919,575)
Minority interest ............        (21,859)          10,196          (463,639)                  --            (475,302)
                                -------------    -------------     -------------        -------------      --------------
Net loss .....................  $ (10,133,573)   $  (9,756,537)    $ (38,702,254)       $ (18,851,909)     $  (77,444,273)
                                =============    =============     =============        =============      ==============
Net loss per share:
 Basic and diluted ...........  $       (0.18)   $       (0.17)    $       (0.69)       $       (0.34)     $        (1.38)
                                =============    =============     =============        =============      ==============
Weighted average shares
 outstanding .................     56,040,789       56,066,794        56,089,556           56,239,814          56,109,730
                                =============    =============     =============        =============      ==============

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of National Information Consortium, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of National Information Consortium, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 15, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors of the Company and the executive officers of the Company will be set forth under the caption "Management" in the Company's proxy statement related to its 2002 annual meeting of shareholders (the "Proxy Statement") and is incorporated herein by reference since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year pursuant to regulation 14A. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.


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


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

                                                                            Page
                                                                           -----
Index To Consolidated Financial Statements:
 Consolidated Balance Sheets ...........................................   45
 Consolidated Statements of Operations .................................   46
 Consolidated Statements of Changes in Shareholders' Equity ............   47
 Consolidated Statements of Cash Flows .................................   49
 Notes to Consolidated Financial Statements ............................   51
 Report of PricewaterhouseCoopers LLP, Independent Accountants .........   83

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

 Exhibit
 Number    Description
--------   --------------------------------------------------------------------------------------------
   3.1     Articles of Incorporation of the registrant(1)
   3.2     Bylaws of the registrant(1)
   4.1     Reference is made to Exhibits 3.1 and 3.2(1)
   4.2     Investor Rights Agreement dated June 30, 1998(1)
   4.3     Investors' Rights Agreement, dated January 12, 2000(2)
   4.4     Specimen Stock Certificate of the registrant(1)
   9.1     Voting Trust Agreement between Jeffery S. Fraser and Ross C. Hartley and certain
           Holders of Shares of National Information Consortium, Inc. dated June 30, 1998 and form of the voting trust certificate(1)
  10.1     Form of Indemnification Agreement between the registrant and each of its executive officers and directors(1)
  10.2     Registrant's 1998 Stock Option Plan, as amended and restated(1)
  10.3     Registrant's 1999 Employee Stock Purchase Plan(1)
  10.4     Employment Agreement between the registrant and Jeffery S. Fraser dated July 1, 1998(1)
  10.5     Employment Agreement between the registrant and William F. Bradley, Jr. dated July 24,
           1998(1)
  10.6     Employment Agreement between the registrant and Samuel R. Somerhalder dated July 24,
           1998(1)
  10.7     Employment Agreement between the registrant and Harry H. Herington dated July 24,
           1998(1)
  10.8     Employment Agreement between the registrant and Joseph Nemelka, dated July 24,
           1998(2)
  10.9     Employment Agreement between the registrant and James B. Dodd dated January 1,
           1999(1)
  10.10    Employment Agreement between the registrant and Ray G. Coutermarsh dated
           February 1, 2000(2)
  10.11    Employment Agreement between the registrant and Terrence Parker dated November 9,
           1999(2)
  10.12    Contract for Network Manager Services between the Information Network of Kansas and
           Kansas Information Consortium, Inc. dated December 18, 1991 with addenda dated
           October 15, 1992, August 19, 1993, May 26, 1995 and June 13, 1996 and amendment on
           March 2, 1998(1)
  10.13    Contract for Network Manager Services between the State of Indiana by and through the
           Intelenet Commission and Indian@ Interactive, Inc., dated July 18, 1995(1)
  10.14    Services Contract by and between National Information Consortium, U.S.A. and the
           GeorgiaNet Authority, an agency of the State of Georgia, dated September 15, 1996(1)
  10.15    Contract for Network Manager between Information Network of Arkansas by and through the Information Network of Arkansas Board and Arkansas Information Consortium, Inc.
           dated July 2, 1997(1)
  10.16    Contract for Network Manager Services between the Nebraska State Records Board on behalf of the State of Nebraska and Nebrask@ Interactive, Inc. dated December 3, 1997 with addendum No. 1 dated as of the same date(1)
  10.17    Contract for Network Manager Services between the Commonwealth of Virginia by and through the Virginia Information Providers Network Authority and Virginia Interactive,
           LLC dated January 15, 1998(1)
  10.18    Contract for Network Manager Services between Iowa Interactive, Inc. and the State of
           Iowa by and through Information Technology Services dated April 23, 1998 with letter addendum dated August 7, 1998(1)

  Exhibit
   Number     Description
-----------   -----------------------------------------------------------------------------------------------
     10.19    Contract for Network Manager Services between the Consolidated City of Indianapolis and
              Marion County by and through the Enhanced Access Board of Marion County and
              City-County Interactive, LLC dated August 31, 1998 with addendum dated as of the same date(1)
     10.20    State of Maine Contract for Special Services with New England Interactive, Inc. dated
              April 14, 1999(1)
     10.21    State of Idaho Contract for Electronic Business and portal Services with the Idaho
              Department of Administration and other Public Agencies, dated December 7, 1999(2)
     10.22    State of Hawaii Contract for Special Services with the State of Hawaii, dated December 29,
              1999(2)
     10.23    Employment Agreement between the registrant and Kevin C. Childress dated May 16,
              1999(1)
     10.24    Sublease for the registrant's offices at 12 Corporate Woods, Overland Park dated May 14,
              1999, and First Sublease Modification Agreement dated December 15, 1999, and Lease for the same address dated January 15, 1995 with First Lease Modification dated October 30,
              1996(1)
     10.25    Agreement between Equifax Services and Nebrask@ Online dated March 25, 1996(1)
     10.26    Agreement between ChoicePoint and the Information Network of Kansas dated
              September 1, 1997(1)
     10.27    Agreement between Equifax/ChoicePoint and the Information Network of Arkansas dated
              September 2, 1997(1)
     10.28    Agreement between Equifax Systems, Inc. and Access Indian@ Information Network dated
              November 14, 1995(1)
     10.29    Contract for Network Manager Services between the State of Utah and Utah Interactive,
              Inc. dated as of May 7, 1999(1)
     10.30    Asset Purchase Agreement between the registrant and Electric Press, Inc, for the acquisition of eFed, a division of Electric Press, Inc., dated as of September 15, 1999(2)
     10.31    Contribution Agreement between the registrant and Conquest Softworks, LLC, dated as of
              January 12, 2000 Agreement(2)
     10.32    Agreement and Plan of Reorganization and Merger between the registrant and SDR
              Technologies, Inc., dated as of February 16, 2000(2)
     10.33    Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of
              May 5, 2000, as amended, by and among the registrant, SDR Acquisition Corp., a
              California corporation and a wholly owned subsidiary of the registrant, and SDR
              Technologies, Inc.(3)
     10.34    Registrant's 1999 Stock Option Plan of SDR Technologies, Inc.(4)
     10.35    Agreement and Plan of Merger, dated as of September 8, 2000, by and among the registrant, Cherry Hills Acquisition Sub, Inc., a Colorado corporation and wholly owned subsidiary of the registrant, and Intelligent Decision Technologies, Ltd.(5)
     10.36    Employment agreement between the Registrant and William F. Bradley, dated
              September 1, 2000(5)
     10.37    Employment agreement between the Registrant and Samuel R. Somerhalder, dated
              September 1, 2000(5)
     10.38    Employment agreement between the Registrant and Harry H. Herington, dated
              September 1, 2000(5)
     10.39    Employment agreement between the Registrant and Joseph Nemelka, dated September 1,
              2000(5)
     10.40    Employment agreement between the Registrant and James B. Dodd, dated September 1,
              2000(5)
     10.41    Employment agreement between the Registrant and Ray G. Coutermarsh, dated
              September 1, 2000(5)

  Exhibit
   Number     Description
-----------   --------------------------------------------------------------------------------------
     10.42    Employment agreement between the Registrant and Pradeep K. Agarwal, dated
              September 1, 2000(5)
     10.43    Employment agreement between the Registrant and Kevin C. Childress, dated
              September 1, 2000(5)
     10.44    Employment agreement between the Registrant and Stephen M. Kovzan, dated
              September 1, 2000(5)
     10.45    Contract Between the State of Tennessee, Department of Finance and Administration and
              National Information Consortium USA, Inc., dated August 28, 2000.(5)
     10.46    Self Funded Electronic Government Services Term Contract between the Department of
              Administration of the State of Montana and National Information Consortium USA, Inc.,
              doing business in Montana through the subsidiary Montana Interactive, Inc., dated
              December 21, 2000.(5)
     10.47    Business Programs Automation Agreement, dated September 6, 2001, between National
              Information USA, Inc. and the State of California(6)
     10.48    Employment agreement between the Registrant and Eric J. Bur dated April 1, 2001
     21.1     Subsidiaries of the registrant
     23.1     Consent of PricewaterhouseCoopers LLP, Independent Accountants

----------
(1) Incorporated by reference to Registration Statement on Form S-1, File No. 333-77939

(2) Incorporated by reference to Registration Statement on Form S-1, File No. 333-30872

(3)   Incorporated by reference to Form 8-K filed with the SEC on May 26, 2000

(4) Incorporated by reference to Registration Statement on Form S-8, File No. 333-37000

(5)   Incorporated by reference to Form 10-K filed with the SEC on April 2,
      2001

(6)   Incorporated by reference to Form 10-Q filed with the SEC on November 14,
      2001


     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2002.



                                 NATIONAL INFORMATION CONSORTIUM, INC.


                                 By:         James B. Dodd


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature         Title                                                         Date
----------------------   ------------------------------------------------------- ---------------
   Jeffery S. Fraser     Chairman and Director                                   March 22, 2002

    James B. Dodd        President, Chief Executive Officer and Director         March 22, 2002
                         (Principal Executive Officer)

     Eric J. Bur         Chief Financial Officer (Principal Financial Officer)   March 22, 2002

  Stephen M. Kovzan      Vice President, Financial Operations (Principal         March 22, 2002
                         Accounting Officer)

  John L. Bunce, Jr.     Director                                                March 22, 2002

   Daniel J. Evans       Director                                                March 22, 2002

   Ross C Hartley        Director                                                March 22, 2002

    Pete Wilson          Director                                                March 22, 2002
