Form 10-Q
period 2002-03-31
NATIONAL INFORMATION CONSORTIUM
filed 2002-05-14
CIK 1065332

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number  000-26621

NIC INC.

(Exact name of registrant as specified in its charter)

Colorado

52-2077581

(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

12 Corporate Woods, 10975 Benson Street, Suite 390
Overland Park, Kansas	66210
(Address of principal executive offices)	(Zip Code)

(877) 234-3468 (Registrant’s telephone number, including area code)

NATIONAL INFORMATION CONSORTIUM, INC. (Former name, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No   ☐

The number of shares outstanding of the registrant’s common stock as of April 30, 2002 was 56,486,204.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NIC Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

000’s except for share amounts

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$14,546	$17,235
Marketable securities	7,884	4,066
Trade accounts receivable	15,604	12,194
Prepaid expenses	1,041	1,156
Other current assets	1,268	2,808
Total current assets	40,343	37,459
Property and equipment, net	5,689	6,386
Deferred income taxes	32,135	31,757
Other assets	281	270
Investments in affiliates	1,281	1,501
Goodwill, net	1,255	1,255
Intangible assets, net	2,803	3,185
Total assets	$83,787	$81,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,885	$11,232
Accrued expenses	6,038	5,676
Income taxes payable	51	21
Capital lease obligations - current portion	14	14
Note payable-current portion	326	348
Application development contracts	2,260	3,962
Other current liabilities	2,282	476
Total current liabilities	23,856	21,729
Capital lease obligation - long-term portion	1	1
Note payable - long-term portion	463	524
Total liabilities	24,320	22,254

Commitments and contingencies (Notes 4 and 7)	—	—

Shareholders’ equity:
Common stock, no par, 200,000,000 shares authorized 56,486,204 and 56,260,197 shares issued and outstanding	—	—
Additional paid-in capital	195,637	195,159
Accumulated deficit	(135,159)	(134,279)
Accumulated other comprehensive income	—	1
	60,478	60,881
Less notes and stock subscriptions receivable	(15)	(15)
Less deferred compensation expense	(996)	(1,307)
Total shareholders’ equity	59,467	59,559
Total liabilities and shareholders’ equity	$83,787	$81,813

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

000’s except for per share amounts

	Three-months ended March 31,
	2002	2001
Revenues:
Portal revenues	$8,586	$5,432
Software and services revenues	3,780	2,586
Total revenues	12,366	8,018
Operating expenses:
Cost of portal revenues	5,058	4,341
Cost of software and services revenues	3,063	2,271
General and administrative	3,145	5,619
Sales and marketing	650	753
Stock compensation	311	386
Depreciation and amortization	1,163	8,386
Total operating expenses	13,390	21,756
Operating loss	(1,024)	(13,738)
Other income (expense):
Interest income	41	463
Interest expense	(11)	(6)
Equity in net loss of affiliates	(224)	(820)
Other income (expense), net	—	7
Total other income (expense)	(194)	(356)
Loss before income taxes and minority interest	(1,218)	(14,094)
Income tax benefit	(338)	(3,938)
Loss before minority interest	(880)	(10,156)
Minority interest	—	(22)
Net loss	$(880)	$(10,134)

Net loss per share:
Basic and diluted	$(0.02)	$(0.18)

Weighted average shares outstanding	56,358	56,041

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

000’s

	Three-months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(880)	$(10,134)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,163	8,386
Compensation expense recognized related to stock options	311	386
Accretion of discount on marketable securities	(4)	(314)
Application development contracts	(1,702)	(356)
Deferred income taxes	(379)	(3,965)
Minority interest	—	(22)
Equity in net loss of affiliates	224	820
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) in trade accounts receivable	(3,410)	(2,187)
Decrease in prepaid expenses	115	199
(Increase) decrease in other current assets	1,540	(1,108)
(Increase) decrease in other assets	(32)	10
Increase in accounts payable	1,653	361
Increase in accrued expenses	446	1,366
Increase in income taxes payable	30	38
Increase (decrease) in other current liabilities	1,806	(23)
Net cash provided by (used in) operating activities	881	(6,543)

Cash flows from investing activities:
Purchases of property and equipment	(83)	(665)
Capitalized software development costs	—	(2,213)
Purchases of marketable securities	(20,095)	(20,833)
Maturities of marketable securities	16,281	25,157
Net cash provided by (used in) investing activities	(3,897)	1,446

Cash flows from financing activities:
Payments on notes payable	(83)	—
Payments on capital lease obligations	—	(53)
Proceeds from exercise of employee stock options	410	21
Net cash provided by (used in) financing activities	327	(32)

Net decrease in cash and cash equivalents	(2,689)	(5,129)
Cash and cash equivalents, beginning of year	17,235	13,879
Cash and cash equivalents, end of period	$14,546	$8,750
Other cash flow information:
Interest paid	$11	$6
Income taxes paid	$7	$6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NIC Inc. (“NIC” or the “Company”) has prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  In management’s opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the results of operations for the interim periods presented.  These financial statements and notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 25, 2002, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

1.  BASIS OF PRESENTATION

In the fourth quarter of 2001, the Company decided to reclassify certain information in its consolidated statements of operations. Consistent with prior reporting periods, the Company has continued to classify revenues and cost of revenues into two categories: (1) portal and (2) software and services.  However, as compared to prior reporting periods, no total gross profit line is reported.  Instead, cost of portal revenues and cost of software and services revenues have been classified as separate operating expense categories.

The portal category includes revenues primarily from the Company’s subsidiaries operating enterprise-wide state and local government portals under long-term contracts on an outsourced basis.  The software and services category includes revenues primarily from the Company’s eProcurement, electronic corporate filings, ethics & elections, commercial vehicle compliance and AOL businesses.

The primary categories of operating expenses include:  cost of portal revenues; cost of software and services revenues; general and administrative; and sales and marketing.  Cost of portal revenues consist of all direct costs associated with operating outsourced portals including employee compensation, telecommunications, maintenance and all other costs associated with the provision of dedicated client service such as dedicated facilities for the Company’s outsourced contracts.  Cost of software and services revenues consist of all direct project costs to provide software development and services such as employee compensation, the cost of subcontractors hired as part of software and services projects, and all other direct project costs including materials, travel and other out-of-pocket expenses.  General and administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, legal and finance, and all costs of non-customer service personnel from the Company’s software and services businesses, including information systems, office rent and maintenance.  Sales and marketing costs consist primarily of corporate-level expenses relating to market development, public relations and promotional activities including advertising, image development and market research.

These reclassifications had no impact on total revenues, operating loss, net loss or net loss per share.  Information for all periods presented reflects these new classifications.

2.  REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s reportable segments consist of its outsourced state and local portal businesses (“Outsourced Portals”), its eGovernment products businesses (“Products”), its NIC Commerce government procurement business (“eProcurement”) and its AOL division (“AOL”).  The Outsourced Portals segment includes the Company’s subsidiaries operating outsourced state and local government portals and the corporate divisions that support portal operations.  The Products segment includes the Company’s corporate filings business (NIC Conquest), ethics & elections filings business (NIC Technologies) and commercial vehicle compliance business (IDT).  Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.”  Management evaluates the performance of its segments and allocates resources to them based on revenues and earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, impairment losses, one-time charges and other non-cash charges related to stock compensation and application services contracts (“EBITDA”).  There have been no significant intersegment transactions for the periods reported.

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended March 31 (in thousands):

	Outsourced Portals	Products	eProcurement	AOL	Other Reconciling Items	Consolidated Total
2002
Revenues	$8,586	$2,954	$166	$660	$—	$12,366
EBITDA	2,873	26	(559)	366	(2,256)	450

2001
Revenues	5,432	2,140	446	—	—	8,018
EBITDA	907	(1,183)	(1,480)	(497)	(2,713)	(4,966)

The following is a reconciliation of total segment EBITDA to total consolidated loss before income taxes and minority interest for the three months ended March 31 (in thousands):

	2002	2001
Total EBITDA for reportable segments	$450	$(4,966)
Stock compensation	(311)	(386)
Depreciation and amortization	(1,163)	(8,386)
Interest income	41	463
Interest expense	(11)	(6)
Equity in net loss of affiliates	(224)	(820)
Other income (expense), net	—	7
Consolidated loss before income taxes and minority interest	$(1,218)	$(14,094)

3.  MARKETABLE SECURITIES

The fair value of marketable debt securities at March 31, 2002 and December 31, 2001 is as follows (in thousands):

	March 31, 2002	Dec. 31, 2001

U.S. government obligations	$5	$2,500
State and municipal obligations	2,640	—
Corporate debt securities	5,239	1,566
	$7,884	$4,066

The Company’s marketable securities are classified as available-for-sale and are stated at fair value with any unrealized holding gains or losses included as a component of shareholders’ equity as accumulated other comprehensive income or loss until realized.  The cost of securities sold is based on the specific identification method.  The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date.  Gross realized gains and losses and unrealized holding gains and losses through March 31, 2002 were not significant.

At March 31, 2002, the Company has pledged all of its marketable securities as collateral for letters of credit, performance bonds, its line of credit in conjunction with a corporate credit card agreement, and its bank note payable.

4.  APPLICATION SERVICES CONTRACTS

Due to developments arising in the second half of 2001 relating to NIC Conquest’s decision to migrate to a common operating platform for its UCC and corporations filing applications, the Company accrued approximately $6.0 million for expected losses on outstanding contracts where migration was elected.  At March 31, 2002, the accrual for all application development contracts held by the Company was approximately $2.3 million, which management believes is adequate.  Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.  Unbilled revenues under long-term application services contracts at March 31, 2002 and December 31, 2001 were approximately $0.8 million and $2.3 million, respectively, and are included in other current assets in the consolidated balance sheets.  Billings in excess of costs at March 31, 2002 were approximately $1.7 million, and are included in other current liabilities in the consolidated balance sheets.

5.  EMPLOYEE STOCK PURCHASE PLAN

In May 1999, the Company’s Board of Directors approved an employee stock purchase plan intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan permit eligible employees to purchase NIC common stock through payroll deductions up to 15% of each employee’s compensation. Amounts deducted and accumulated by the participant will be used to purchase shares of NIC’s common stock at 85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined. The plan will operate on consecutive twelve month offering periods beginning on April 1 of each year.  The first offering period under this plan commenced on April 1, 2001 and ended on March 31, 2002.  Approximately 32,500 shares of Company common stock were purchased in the first offering period.  The second offering period under this plan commenced on April 1, 2002.  The closing fair market value of NIC common stock on the first day of the second offering period was $3.84 per share.

6.  NIC CONQUEST MINORITY INTEREST

In January 2000, NIC merged its application services division with Conquest Softworks, LLC (“Conquest”) and obtained 65% ownership in the new company, which was renamed NIC Conquest.  In May 2000, NIC acquired an additional 6.5% ownership interest in NIC Conquest from NIC Conquest’s then chief executive officer, giving NIC ownership of 71.5% of NIC Conquest.  NIC Conquest serves as NIC’s corporate filings business.

At any time after January 12, 2002, NIC had the right to purchase all, but not less than all, of the non-NIC shareholders’ shares for 12 times Conquest’s immediately preceding 12 months’ EBITDA divided by 30 million, which is the number of outstanding Conquest shares.  On March 1, 2002 (the “Call Date”), NIC exercised its call rights to purchase all of the non-NIC shareholders’ shares.  Since Conquest experienced negative EBITDA in calendar 2001, the purchase price of the shares was $0.  In accordance with the Investor’s Rights Agreement (the “Rights Agreement”) dated January 12, 2000, the closing of this transaction occurred on April 8, 2002.  NIC granted the non-NIC shareholders certain residual rights in the Rights Agreement if Conquest experiences a change in control within 48 months after the Call Date.  If a change of control of Conquest occurs within 12 months after the Call Date, the non-NIC shareholders would receive 35% of the difference between the price NIC paid the non-NIC shareholders and the price NIC received for NIC Conquest in a public offering, merger or acquisition.  The non-NIC shareholders would receive approximately 26% of the difference in price if the event occurs within 24 months of the Call Date, 18% within 36 months of the Call Date and 9% within 48 months of the Call Date.

7.  GOODWILL AND INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), effective January 1, 2002.  SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually, or more frequently if certain indicators arise. In the first quarter of 2002, the Company completed the initial step of a transitional impairment test required by SFAS No. 142 and determined that its goodwill was not impaired.  Had the Company been accounting for its goodwill under SFAS No. 142 for the three months ended March 31, 2001, the Company’s net loss and loss per share would have been as follows:

Reported net loss	$(10,134)

Add: Goodwill amortization, net of tax	3,924
Add: Equity-method goodwill amortization, net of tax	288

Adjusted net loss	$(5,922)

Reported loss per share	$(0.18)

Add: Goodwill amortization, net of tax	0.07
Add: Equity-method goodwill amortization, net of tax	—

Adjusted loss per share	$(0.11)

At March 31, 2002, intangible assets were primarily comprised of the unamortized fair value of fully vested warrants issued to AOL, which is being amortized using the straight-line method over the 40 month term of the Company’s contract with AOL, and software development costs, which are being amortized using the straight-line method over a period of three years.  The accumulated amortization related to intangible assets at March 31, 2002 and December 31, 2001 was approximately $2.5 million and $2.1 million, respectively.  The aggregate intangible asset amortization expense for the quarter ended March 31, 2002 was $0.4 million.  The estimated amortization expense for the years ending December 31, 2002, 2003, and 2004, is $1.6 million, $1.5 million and $0.1 million, respectively.

At March 31, 2002, the carrying value of the Company’s goodwill, relating exclusively to the acquisition of IDT in October 2000, was approximately $1.3 million. In 2001, the Company recognized goodwill amortization expense of approximately $176,000 per quarter relating to the IDT acquisition that will no longer be recognized upon adoption of SFAS No. 142.  IDT was profitable in 2001 and is expected to be profitable in 2002.  However, the Company has contingent purchase price obligations related to IDT (see Note 4 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC on March 25, 2002), and issuance of additional consideration in 2002 or 2003 could result in impairment even though the Company’s recorded goodwill at January 1, 2002 was not impaired under SFAS No. 142.

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

OVERVIEW

The following discussion summarizes the significant factors affecting operating results of the Company for the three-month periods ended March 31, 2002 and 2001.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

BASIS OF PRESENTATION

As discussed in Note 1 in the Notes to Consolidated Financial Statements included in this Form 10-Q, in the fourth quarter of 2001, we decided to reclassify certain information in our consolidated statements of operations. Consistent with prior reporting periods, we have continued to classify revenues and cost of revenues into two categories: (1) portal and (2) software and services.  However, as compared to prior reporting periods, no total gross profit line is reported.  Instead, cost of portal revenues and cost of software and services revenues have been classified as separate operating expense categories.

The portal category includes revenues primarily from our subsidiaries operating enterprise-wide state and local government portals under long-term contracts on an outsourced basis.  The software and services category includes revenues primarily from our eProcurement, electronic corporate filings, ethics & elections, commercial vehicle compliance and AOL businesses.

The primary categories of operating expenses include:  cost of portal revenues; cost of software and services revenues; general and administrative; and sales and marketing.  Cost of portal revenues consist of all direct costs associated with operating outsourced portals including employee compensation, telecommunications, maintenance and all other costs associated with the provision of dedicated client service such as dedicated facilities for our outsourced contracts.  Cost of software and services revenues consist of all direct project costs to provide software development and services such as employee compensation, the cost of subcontractors hired as part of software and services projects, and all other direct project costs including materials, travel and other out-of-pocket expenses.  General and administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, legal and finance, and all costs of non-customer service personnel from our software and services businesses, including information systems, office rent and maintenance.  Sales and marketing costs consist primarily of corporate-level expenses relating to market development, public relations and promotional activities including advertising, image development and market research.  The three-month period ended March 31, 2001 has been reclassified to present information on a comparable basis.

RESULTS OF OPERATIONS

Key Financial Metrics	Three-months ended March 31, 2002	Three-months ended March 31, 2001

Revenue growth - outsourced portals	58%	20%

Revenue growth - software and services	46%	55%

Gross profit % - outsourced portals	41%	20%

Gross profit % - software and services	19%	12%

General and administrative as % of revenue	25%	70%

Sales and marketing as % of revenue	5%	9%

REVENUES.  Total revenues for the current quarter increased 54% over the prior year.  Portal revenues for the current quarter increased 58% over the prior year.  Of this increase, 14% was attributable to an increase in same state portal volumes (states open more than two years) and 39% was attributable to revenues from our outsourced state portal business units that became more fully operational after March 31, 2001, including our Idaho and Tennessee portals, which began to generate driver’s license record access, or DMV, revenues in March 2001, our Hawaii and Montana portals, which began to generate DMV revenues in the third quarter of 2001, our Rhode Island portal, which generated a full quarter of DMV revenues in the current quarter, our Oklahoma portal, which began to generate DMV revenues mid-way through the current quarter, and our contract with the Florida Association of Court Clerks.  Our Florida contract is different from our traditional self-funding outsourced portal contracts, as we receive fixed payments for the development of this portal with the expectations of future application development and transaction revenues.  We are in the development phase of our contract with the Florida Association of Court Clerks and are recognizing revenues on a percentage of completion basis.  Approximately 5% of the increase in portal revenues for the current quarter was attributable to our local portals.  Excluding our state portals that operate under fixed-price models, same state portal revenues in the current quarter increased 25% over the prior year as a result of increased transaction volumes mainly from our Kansas, Indiana, Virginia and Utah subsidiaries.

Software and services revenues for the current quarter increased 46% over the prior year.  Of this increase, 25% was from our AOL business, which began to generate substantive advertising revenues subsequent to the launch of AOL’s Government Guide in March 2001, and 27% was from NIC Conquest, our corporate filings business, which benefited from its five-year, $25 million contract with the California Secretary of State to develop and implement a comprehensive information management and filing system. This contract commenced in September 2001, and we recognized approximately $1.7 million in revenues in the current quarter under percentage of completion accounting.  Approximately 10% of the increase in software and services revenues for the current quarter was attributable to our ethics & elections business, which benefited from the commencement of its five-year, $3.75 million contract with the State of Michigan.  Partially offsetting these increases were decreases in revenues from our eProcurement business (11%), and to a lesser extent, our commercial vehicle compliance business (5%).  We anticipate decreased year-over-year quarterly eProcurment revenues in 2002 as a result of the planned downsizing of this business as previously announced.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 17% over the prior year.  Of this increase, 12% was attributable to costs from our outsourced state portal business units that became more fully operational after March 31, 2001, 3% was attributable to our local portals and 2% was attributable to an increase in same state cost of portal revenues.

Our portal gross profit rate increased to 41% in 2001 compared to 20% for 2000.  This increase was primarily attributable to our state portal business units that began to generate substantive revenues after March 31, 2001 as discussed above. Many of these portals were in the early stages of development and had not yet begun to generate revenues in the first quarter of 2001.  Our same state portal gross profit rate increased to 52% in the current quarter compared to 39% in the prior year, primarily as a result of increased business and citizen adoption of existing portal applications and the addition of new revenue generating applications and services within existing portals.  We intend to continue to expand our portal operations by developing and promoting new applications and services within our existing portals.  Accordingly, we expect our same state gross profit rate to continue to increase in the foreseeable future.

COST OF SOFTWARE AND SERVICES REVENUES.  Cost of software and services revenues for the current quarter increased 35% over the prior year.  Of this increase, 34% was attributable to our corporate filings business and 12% was attributable to eProcurement.  Partially offsetting these increases was a decrease from our commercial vehicle compliance business (2%) due to decreased revenues in the current quarter, and a decrease from our AOL business (9%).  We amended our contract with AOL in January 2002.  Among the changes to the contract was a reduction in the total cash carriage fee we pay to AOL from $4.5 million to $2.7 million.  We recognize the carriage fee on a straight-line basis over the term of the contract as cost of software and services revenue.  As a result, we recognized approximately $0.2 million less in carriage fee expense in the current quarter as compared to the prior year.

Our software and services gross profit rate increased to 19% in the current year compared to 12% in the prior year.  The gross profit rate from our software and services businesses is largely driven by the magnitude of our contract with the California Secretary of State.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses for the current quarter decreased by 44% from the prior year.  The majority of this decrease was attributable to a reduction in expenses from NIC Commerce and NIC Technologies, primarily as a result of our restructuring and cost reduction efforts in these businesses over the past year, and a reduction in corporate-level general and administrative expenses.

General and administrative expense as a percentage of revenue was 25% in the current quarter compared to 70% in the prior year.  We expect general and administrative expense as a percentage of revenue to continue to decrease throughout 2002 as a result of our continuing overhead cost containment and efficiency efforts throughout the Company.

SALES AND MARKETING.  Sales and marketing expenses for the current quarter decreased 14% from the prior year.  Throughout 2001, we significantly curtailed public relations, brand image and advertising expenses and consolidated our sales and marketing efforts into one corporate-level market development department to more appropriately match expenditures to expected market demand for our eGovernment services.

Sales and marketing expense as a percentage of revenue was approximately 5% in the current quarter compared to 9% in the prior year.  We anticipate sales and marketing expense as a percentage of revenue to remain between 5% and 6% throughout 2002.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense decreased significantly in the current quarter, as we wrote off all remaining goodwill and purchase accounting intangible assets relating to our business combinations with SDR Technologies, eFed and Conquest in the third and fourth quarters of 2001.  In addition, we wrote off capitalized software development costs from our NIC Technologies, NIC Commerce and NIC Conquest businesses in the fourth quarter of 2001.  At March 31, 2002, the carrying value of the Company’s remaining goodwill, relating exclusively to our acquisition of IDT in October 2000, was approximately $1.3 million. In 2001, the Company recognized goodwill amortization expense of approximately $0.2 million per quarter relating to the IDT acquisition that will no longer be recognized upon adoption of SFAS No. 142 on January 1, 2002.  Accordingly, we expect amortization expense to decrease significantly in 2002 to approximately $0.4 million per quarter, the majority of which will consist of the amortization of the fair value of the fully vested warrants we issued to AOL in August 2000.  Total depreciation and amortization expense in 2002 is expected to be less than $5 million.

OPERATING LOSS.  Operating loss for the current quarter was $1.0 million compared to $13.7 million in the prior year.  Excluding non-cash charges for stock compensation and depreciation and amortization, operating income would have been $0.5 million in the current quarter compared to an operating loss of $5.0 million in the prior year.

Earnings before interest, taxes, depreciation, amortization and other non-cash charges related to stock compensation and equity in net loss of affiliates (“EBITDA”) was positive $0.5 million in the current quarter compared to negative $5.0 million in the prior year.  EBITDA from our outsourced portals segment was a positive $2.9 million in the current quarter and increased by approximately $2.0 million from the prior year primarily due to positive contributions from portals that began generating substantive revenues after March 31, 2001 including our Hawaii, Idaho, Montana, Oklahoma, Rhode Island and Tennessee portals, as further discussed above.

EBITDA from our eGovernment products segment, which consists primarily of our NIC Conquest, NIC Technologies and IDT subsidiaries, was breakeven in the current quarter compared to negative $1.2 million in the prior year.  The improvement in EBITDA in the current quarter was primarily the result of our restructuring and cost reduction efforts in these businesses over the past year, and the impact of new business wins in our corporate filings business, which benefited this quarter from its five-year, $25 million contract with the California Secretary of State, and our ethics & elections business, which benefited from the commencement of its five-year, $3.75 million contract with the State of Michigan.

EBITDA from our eProcurement segment was negative $0.6 million in the current quarter compared to negative $1.5 million in the prior year.  The improvement in EBITDA in the current quarter was due primarily to the organizational restructurings and headcount reductions that have taken place at NIC Commerce over the past year.  We expect to continue to downsize our eProcurement business throughout the remainder of 2002.

Corporate level expenses decreased by 17% as further discussed under the analysis of general and administrative expenses and sales and marketing expenses above.

INTEREST INCOME.  Interest income primarily reflects interest earned on our cash and marketable securities portfolio.  We expect interest income to be lower in 2002 as compared to the prior year due to the decrease in our cash and marketable securities portfolio.  In addition, interest rates we currently earn are less than in prior periods.

EQUITY IN NET LOSS OF AFFILIATES.  Equity in net loss of affiliates represents our share of losses of companies in which we have equity method investments that give us the ability to exercise significant influence, but not control, over the investees.  In the first quarter of 2000, we invested in two private companies involved in the eGovernment services industry, Tidemark and E-Filing.com, primarily for strategic purposes.  In the fourth quarter of 2000, we invested in eGS, a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and our European subsidiary, NIC European Business Ltd.  In May 2001, a private technology company acquired Tidemark.  Thus, Tidemark was not reflected in our results of operations in the current quarter.  E-Filing.com and eGS are in the early stage of their operations and are incurring net losses, and we expect to continue to record losses on our equity-method investments in the foreseeable future.  However, in 2002 we expect these losses to be much lower than in 2001 and be within a range of $1 million to $1.2 million for the year.

INCOME TAXES.  We recognized an income tax benefit in the current and prior quarters.  In the current quarter, the income tax benefit was less than the amount customarily expected primarily because of expenses that are not deductible for tax purposes including certain stock compensation costs.  In the prior year, the income tax benefit was less than the amount customarily expected primarily because of expenses that are not deductible for tax purposes including amortization of goodwill from the March 31, 1998 Exchange Offer, the Conquest merger, the SDR acquisition, the IDT acquisition, and certain stock compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $0.9 million in the current quarter compared to net cash used of $6.5 million in the prior year.  The improvement in operating cash flow is primarily the result of a positive net change in operating assets and liabilities as compared to the prior year and a year-over-year reduction in our operating loss (excluding non-cash charges).  Contributing to this positive net change in operating assets and liabilities was an increase in other current liabilities consisting of unearned revenue from our contract with the California Secretary of State.  The increase in accounts receivable and payable in the current quarter was primarily due to our Hawaii, Montana, Oklahoma and Rhode Island portals, all of which began to generate substantive revenues subsequent to March 31, 2001.  The statutory fees charged for data access by our state portals are accrued as accounts receivable and accounts payable at the time services are provided.

The Company recognizes revenue from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three-month periods ended March 31, 2002 and December 31, 2001 were approximately $36.2 million and $27.8 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-months periods ended March 31, 2002 and December 31, 2001 was 39 and 40, respectively.

Cash used in investing activities for the current quarter was $3.9 million, primarily reflecting net purchases of marketable securities.  In conjunction with our contract with the California Secretary of State, in March 2002, we issued a $5 million letter of credit as collateral for a performance bond required by the contract. The letter of credit is fully collateralized by our marketable securities.  Investing activities in the prior year resulted in net cash generated of approximately $1.4 million, reflecting $4.3 million in net maturities of our marketable securities portfolio used for funding operations and for purchases of property and equipment.  Investing activities for the prior year quarter also reflect approximately $2.2 million in capitalized software development costs mainly from our NIC Commerce, NIC Conquest and NIC Technologies subsidiaries.

Financing activities in the current quarter resulted in net cash generated of approximately $0.3 million, primarily reflecting $0.4 million in proceeds from the exercise of employee stock options offset by $0.1 million in payments on our bank note payable.

At March 31, 2002, our total cash and marketable securities balance was $22.4 million compared to $21.3 million compared at December 31, 2001.  At March 31, 2002, we had posted approximately $7.8 million of our cash and marketable securities as collateral for letters of credit, our line of credit in conjunction with a corporate credit card agreement, and our bank note payable.

We issue letters of credit as collateral for performance on certain of our government contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year.  We do not have significant off-balance sheet risk or exposures to liabilities that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.  Additionally, although on certain contracts we are bound by performance bond commitments, we have not had any defaults resulting in draws on performance bonds.

Although we expect to have positive EBITDA for the balance of 2002, we anticipate that our cash balances will decrease throughout the year.  This reflects expected working capital swings due to the continued project expenditures from our NIC Conquest business (as further discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q) and the terms of our five-year contract with the California Secretary of State, which back-ends some of the larger payments.  We are currently exploring a number of financing alternatives to provide us additional working capital flexibility and the resources to pursue opportunities that may accelerate our growth and profitability.  We cannot guarantee that such financing will be secured or will be available in amounts or on terms acceptable to the Company.  We may seek to sell additional equity securities, issue debt securities or obtain a working capital line of credit.  The sale of additional equity securities could result in additional dilution to the Company's shareholders.  From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses.  Acquisitions or investments might impact the Company's liquidity requirements or cause the Company to sell additional equity securities or issue debt securities.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.  Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our short-term investments in marketable debt securities and cash balances and the increase or decrease in the amount of interest expense we incur on our promissory bank note payable.  Because our investments are in short-term, investment–grade, interest–bearing marketable securities, we are exposed to minimal risk on the principal of those investments. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We do not use derivative financial instruments.

INVESTMENT RISK.  In the first quarter of 2000, we invested in two private companies involved in the eGovernment services industry, Tidemark and E-Filing.com, primarily for strategic purposes. In the fourth quarter of 2000, we invested in a private joint venture, eGS, primarily to share in the risk of our international expansion and to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom.  Such investments are accounted for under the equity method, as we have the ability to exercise significant influence, but not control, over the investees. Significant influence is generally defined as an ownership interest of the voting stock of an investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate. We regularly review the carrying value of these equity method investments and would record impairment losses when events and circumstances indicate that such assets are impaired.  In the fourth quarter of 2000, we recorded a noncash impairment loss of approximately $2.1 million relating to our investment in Tidemark. To date, we have not recorded any such impairment losses for E-Filing.com or eGS.  In the second quarter of 2001, a private technology company acquired Tidemark for cash consideration of approximately $1.6 million.  NIC received approximately $0.7 million in cash from the transaction and has no investment balance remaining.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We commenced a lawsuit in November 2001 captioned NATIONAL INFORMATION CONSORTIUM, INC., Plaintiff, v. LARRY J. SINGER, in his official capacity as Chief Information Officer and Executive Director of the Georgia Technology Authority, and THURBERT E. BAKER, in his official capacity as Attorney General of the State of Georgia, Defendants, pending in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action File No. 01-CV-2967-CC.

The lawsuit is more fully described in our December 31, 2001 Form 10-K filed on March 25, 2002 with the SEC.  We settled the lawsuit favorably with all parties on April 26, 2002 and accordingly dismissed our suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 7, 2002.  At the meeting, the following matters were voted upon by the shareholders:

1.   The election of six (6) Directors to serve for the upcoming year;

2.   An amendment to the Company’s Articles of Incorporation to change the Company’s name to NIC Inc.; and

3.   A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2002.

The Board of Directors of the Company is composed of six (6) members.  The following were the nominees of management voted upon and elected by the holders of the Company’s common stock as of the record date:  Jeffery S. Fraser, James B. Dodd, John L. Bunce, Jr., Dan Evans, Ross C. Hartley and Pete Wilson.  In the election of directors, there were 50,565,243 votes “for” Jeffery S. Fraser and 149,139 votes “withheld”; 50,249,743 votes “for” James B. Dodd and 464,639 votes “withheld”; 50,566,043 votes “for” John L. Bunce, Jr. and 148,339 votes “withheld”; 50,560,008 votes “for” Dan Evans and 154,374 votes “withheld”; 50,559,243 votes “for” Ross C. Hartley and 155,139 votes “withheld”; 50,556,311 votes “for” Pete Wilson and 158,071 votes “withheld”.

The total votes cast pertaining to changing the Company’s name to NIC Inc. were as follows: 50,649,579 voted “for”, 56,048 voted “against” and 8,755 “abstentions”.

The total votes cast pertaining to the ratification of the appointment of PricewaterhouseCoopers LLP were as follows: 50,676,456 voted “for”, 25,786 voted “against” and 12,140 “abstentions”.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBITS

3.3 - Articles of Amendment to Articles of Incorporation of the registrant

b)  REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: May 14, 2002	/s/ Eric J. Bur
Eric J. Bur
Chief Financial Officer

Dated: May 14, 2002	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Vice President, Financial Operations and Chief Accounting Officer