Form 10-Q
period 2002-06-30
NIC INC
filed 2002-08-14
CIK 1065332

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s common stock as of July 31, 2002 was 56,529,351.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NIC Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

000’s except for share amounts

	June 30,	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$8,532	$17,235
Marketable securities	7,624	4,066
Trade accounts receivable	14,194	12,194
Deferred income taxes	2,045	—
Prepaid expenses	442	1,156
Other current assets	1,922	2,808

Total current assets	34,759	37,459
Property and equipment, net	3,748	6,386
Deferred income taxes	35,166	31,757
Other assets	156	270
Investments in affiliates	1,201	1,501
Goodwill, net	—	1,255
Intangible assets, net	295	3,185

Total assets	$75,325	$81,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,317	$11,232
Accrued expenses	4,724	5,676
Income taxes payable	—	21
Capital lease obligations - current portion	9	14
Note payable-current portion	332	348
Application development contracts	5,258	3,962
Other current liabilities	1,010	476

Total current liabilities	21,650	21,729
Capital lease obligation — long-term portion	—	1
Note payable — long-term portion	387	524

Total liabilities	22,037	22,254

Commitments and contingencies (Notes 3 and 4)	—	—

Shareholders’ equity:
Common stock, no par, 200,000,000 shares authorized 56,529,351 and 56,260,197 shares issued and outstanding	—	—
Additional paid-in capital	195,844	195,159
Accumulated deficit	(142,556)	(134,279)
Accumulated other comprehensive income	—	1
	53,288	60,881
Less notes and stock subscriptions receivable	—	(15)
Less deferred compensation expense	—	(1,307)
Total shareholders’ equity	53,288	59,559

Total liabilities and shareholders’ equity	$75,325	$81,813

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

000’s except for per share amounts

	Three-months ended		Six-months ended
	June 30,		June 30,
	2002	2001	2002	2001
Revenues:
Portal revenues	$9,150	$6,144	$17,736	$11,576
Software and services revenues	3,928	3,211	7,542	5,351

Total revenues	13,078	9,355	25,278	16,927

Operating expenses:
Cost of portal revenues	4,838	4,719	9,896	9,061
Cost of software and services revenues	7,674	2,711	10,012	4,549
Selling and administrative	3,781	4,716	7,576	9,594
Impairment loss	4,316	—	4,316	—
Stock compensation	996	404	1,307	790
Depreciation and amortization	938	8,156	1,866	16,272

Total operating expenses	22,543	20,706	34,973	40,266

Operating loss	(9,465)	(11,351)	(9,695)	(23,339)

Other income (expense):
Interest income	55	260	96	722
Interest expense	(21)	(4)	(33)	(10)
Equity in net loss of affiliates	(458)	(676)	(682)	(1,496)
Other income (expense), net	(36)	(124)	(36)	(116)

Total other income (expense)	(460)	(544)	(655)	(900)
Loss from continuing operations before income taxes and minority interest	(9,925)	(11,895)	(10,350)	(24,239)
Income tax benefit	(4,090)	(3,223)	(4,101)	(6,387)

Loss from continuing operations before minority interest	(5,835)	(8,672)	(6,249)	(17,852)
Minority interest	—	10	—	(12)

Loss from continuing operations	(5,835)	(8,682)	(6,249)	(17,840)

Discontinued operations (Note 2):
Loss from discontinued operations (less applicable income tax benefit of $974, $684, $1,302 and $1,457)	(1,562)	(1,074)	(2,028)	(2,050)

Net loss	$(7,397)	$(9,756)	$(8,277)	$(19,890)

Loss per share - basic and diluted:

Loss per share - continuing operations	$(0.10)	$(0.15)	$(0.11)	$(0.31)

Loss per share - discontinued operations	$(0.03)	$(0.02)	$(0.04)	$(0.04)

Net loss per share	$(0.13)	$(0.17)	$(0.15)	$(0.35)

Weighted average shares outstanding	56,493	56,067	56,426	56,054

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

000’s

	Six-months ended
	June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(8,277)	$(19,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,257	16,841
Compensation expense recognized related to sale of common stock	—	18
Compensation expense recognized related to stock options	1,307	772
Loss on disposal of property and equipment	1,459	56
Accretion of discount on marketable securities	(4)	(498)
Application development contracts	1,296	(356)
Impairment loss	4,316	—
Deferred income taxes	(5,454)	(7,915)
Minority interest	—	(12)
Equity in net loss of affiliates	682	1,496
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) in trade accounts receivable	(2,364)	(3,692)
Decrease in prepaid expenses	181	361
Decrease in other current assets	886	778
Decrease in other assets	93	8
Increase (decrease) in accounts payable	(915)	2,730
Increase (decrease) in accrued expenses	(868)	2,158
Increase (decrease) in income taxes payable	(21)	41
Increase in other current liabilities	122	142

Net cash used in operating activities	(5,304)	(6,962)

Cash flows from investing activities:
Purchases of property and equipment	(303)	(1,406)
Proceeds from disposal of property and equipment	—	12
Capitalized software development costs	—	(4,817)
Purchases of marketable securities	(20,595)	(28,598)
Maturities of marketable securities	17,041	41,376
Proceeds from sale of affiliate	—	662

Net cash provided by (used in) investing activities	(3,857)	7,229

Cash flows from financing activities:
Payments on notes payable	(153)	—
Payments on capital lease obligations	(6)	(99)
Proceeds from exercise of employee stock options	617	50

Net cash provided by (used in) financing activities	458	(49)

Net increase (decrease) in cash and cash equivalents	(8,703)	218
Cash and cash equivalents, beginning of year	17,235	13,879

Cash and cash equivalents, end of period	$8,532	$14,097
Other cash flow information:

Interest paid	$21	$11

Income taxes paid	$66	$80

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

1.  THE COMPANY AND BASIS OF PRESENTATION

The Company

The Company expanded rapidly following its initial public offering in July of 1999 and has incurred substantial operating losses.  Throughout this time period, the Company’s core outsourced portal segment has grown substantially and has been profitable.  NIC recently announced the replacement of its Chief Executive Officer with Jeff Fraser, NIC’s co-founder and chairman, and the promotion of Harry Herington, NIC’s Executive Vice President of Portal Operations, to Chief Operating Officer.  In an effort to accelerate the Company’s path to profitability, the new executive management team announced the strategic refocusing of the Company on its profitable core outsourced portal business and shift in focus away from its less profitable software and services businesses.  Since these announcements in May 2002, the Company has undertaken an extensive evaluation of each of its software and service businesses, and those that fall short of minimum profit and growth levels are being closed expeditiously.

Management believes the Company has sufficient financial resources to operate until the business becomes cash flow positive.  However, any projections of future cash flows are subject to substantial uncertainty.  If current financial resources and cash that may be generated from operations are insufficient to satisfy its liquidity requirements, the Company may seek to sell additional equity securities, issue debt securities or obtain a working capital line of credit. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

The portal category includes revenues primarily from the Company’s subsidiaries operating enterprise-wide state and local government portals under long-term contracts on an outsourced basis.  The software and services category includes revenues primarily from the Company’s electronic corporate filings, ethics & elections, commercial vehicle compliance and AOL businesses.  As further discussed in Note 2 below, results of operations of the Company’s eProcurement business have been classified as discontinued operations.

In the second quarter of 2002, the Company decided to combine the general and administrative operating expense classification and the sales and marketing operating expense classification into one operating expense classification referred to as selling and administrative.  The primary categories of operating expenses include: cost of portal revenues; cost of software and services revenues; and selling and administrative.  Cost of portal revenues consist of all direct costs associated with operating outsourced portals including employee compensation, telecommunications, maintenance and all other costs associated with the provision of dedicated client service such as dedicated facilities for the Company’s outsourced contracts.  Cost of software and services revenues consist of all direct project costs to provide software development and services such as employee compensation, the cost of subcontractors hired as part of software and services projects, and all other direct project costs including materials, travel and other out-of-pocket expenses.  Selling and administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, legal and finance, and all costs of non-customer service personnel from the Company’s software and services businesses, including information systems and office rent.  Selling and administrative costs also consist of corporate-level expenses relating to market development, public relations and promotional activities including advertising, image development and market research.

These reclassifications had no impact on net loss or net loss per share.  Information for all periods presented reflects these new classifications.

2.  DISCONTINUED OPERATIONS

As more fully described in Note 3 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the SEC on March 25, 2002, the Company’s eProcurment business, NIC Commerce, underwent significant management and organizational restructurings in 2000 and 2001.  Furthermore, in December 2001, the Company was informed by its customers in Colorado and Utah that the Colorado/Utah project would not continue beyond the pilot phase of production.  This, among other factors, led the Company to determine that its eProcurment business would be downsized further in 2002, including the termination of certain senior administrative staff and development staff to more appropriately size operations to visible demand.

In the second quarter of 2002, NIC Commerce was informed by the Houston-Galveston Area Council (“HGAC”) that HGAC was terminating its eProcurement contract with Bank of America and NIC Commerce effective May 31, 2002.  HGAC cited low usage of the system as the primary reason for terminating the contract, as historical procurement volumes did not meet minimum requirements to keep the system operational.  As a result of the HGAC contract termination, and as part of a broader strategic refocusing of the Company on its profitable core outsourced portal business and shift in focus away from its less profitable software and services businesses, NIC decided to shut down its eProcurement business.  In June 2002, NIC Commerce reached an agreement to terminate its remaining eProcurement contract with the State of South Carolina.  As a result of the decision to shut down its eProcurement business, the Company determined that certain hardware, software and other fixed assets at NIC Commerce would no longer be useful and recorded a loss of approximately $1.4 million in the second quarter of 2002 for the amount by which the carrying value of the fixed assets exceeded their estimated fair values upon disposal.  As of June 30, 2002, the Company had exited its domestic eProcurement business entirely.

The results of operations of NIC Commerce have been classified as discontinued operations, and information presented for all periods reflects the new classification.  For segment reporting purposes, NIC Commerce’s operations were previously reported in the eProcurment segment.  Components of amounts reflected in the Company’s consolidated statements of operations and balance sheets relating to discontinued operations are presented in the following table (in thousands):

	Three-months		Six-months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001
Statement of operations data
Revenues	$56	$619	$222	$1,065

Costs and expenses	1,011	2,078	1,736	4,004
Loss on disposal of property and equipment	1,425	—	1,425	—
Depreciation and amortization	156	299	391	568
Operating loss	(2,536)	(1,758)	(3,330)	(3,507)
Income tax benefit	(974)	(684)	(1,302)	(1,457)
Loss from discontinued operations	$(1,562)	$(1,074)	$(2,028)	($2,050)

	June 30,	Dec. 31,
	2002	2001

Balance sheet data
Current assets	$72	$544
Property and equipment, net	41	1,849
Other assets	—	4
Current liabilities	(191)	(1,173)
Net assets (liabilities) of discontinued operations	$(78)	$1,224

3.  APPLICATION DEVELOPMENT CONTRACTS

In the second quarter of 2002, the Company accrued approximately $4.3 million for expected losses under percentage-of-completion accounting in its NIC Conquest corporate filings business due to project cost overruns on outstanding contracts in Arkansas, Minnesota and Oklahoma.  The Company expects to complete the majority of the remaining work on these projects by the end of 2002.  At June 30, 2002, the accrual for all application development contracts held by the Company was approximately $5.3 million, which management believes is adequate.  Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.  Unbilled revenues under long-term application services contracts at June 30, 2002 and December 31, 2001 were approximately $1.4 million and $2.3 million, respectively, and are included in other current assets in the consolidated balance sheets.

4.  IMPAIRMENT CHARGES

In the second quarter of 2002, the Company recorded impairment charges relating to its AOL and IDT businesses totalling $3.0 million and $1.3 million, respectively.

AOL

During the second quarter of 2002, the Company identified indicators of possible impairment of the cash and warrant portions of the carriage fee paid and payable to America Online, Inc. (“AOL”) pursuant the Interactive Services Agreement between the Company and AOL (for additional information on the Company’s agreement with AOL, refer to Note 9 in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the SEC on March 25, 2002).

Beginning in the second quarter of 2001, NIC’s share of revenues generated from AOL’s sale of advertisement through Government Guide had increased steadily on a sequential quarterly basis.  However, in the second quarter of 2002, revenues from the Company’s AOL business decreased precipitously as compared to recent quarters.  This was primarily a result of lower AOL Government Guide advertising revenues due to weakness in the overall advertising market in general and the online advertising market in particular. This drop in advertising revenues was in contrast to the growth in revenues the Company’s AOL business has experienced historically.  Additionally, based on recent discussions with AOL personnel, the Company does not expect its AOL business to achieve revenue growth consistent with the growth it has experienced historically.  AOL has specifically noted in their recent filings with the SEC that they expect the weakness in the online advertising market to continue for the foreseeable future.  Accordingly, the Company reduced the revenue forecast for its AOL business for the remainder of 2002 and through the completion of its contract with AOL in December 2003.

Management determined that the expected future cash flows of its AOL business would not be sufficient to recover the cash carriage fee the Company will recognize over the remaining term of the contract with AOL.  Through the second quarter of 2002, the Company has made cash payments to AOL totaling approximately $2.3 million, with $0.5 million recorded as a prepaid expense at June 30, 2002, and must pay the remaining $412,500 in a series of three installments over the next three quarters.  Additionally, management determined the future cash flows of this business would not be sufficient to recover the unamortized carrying amount of the fully vested warrants issued to AOL, which totaled approximately $2.1 million at June 30, 2002.  The carrying amount of the fully vested warrants was previously recorded as an intangible asset in the Company’s consolidated balance sheet.  As a result, the Company recognized a $3.0 million impairment charge in the second quarter of 2002 relating to its AOL business.

The Company is obligated to continue to operate and maintain AOL’s Government Guide through December 2003.  In future periods, there can be no assurances that NIC’s share of revenues generated from AOL’s sale of advertisement through Government Guide will be sufficient to cover the Company’s operating expenses.  Operating expenses, exclusive of carriage fees, were approximately $125,000 in the second quarter of 2002.

IDT

During the second quarter of 2002, the Company identified indicators of possible impairment of its goodwill related to the acquisition of Intelligent Decision Technologies, Ltd. (“IDT”).  The impairment indicators included the recent underperformance of this business relative to plan, the expected underperformance of this business as compared to projected future operating results, and NIC’s recent strategic refocusing on the Company’s core portal outsourcing business and away from its software and services businesses, as further discussed in Note 1 above.

Specifically, NIC determined that that the recent downturn in IDT’s financial performance was expected to continue and would not be temporary, as the Company previously expected.  This is a reversal of IDT’s historical trend of profitability, and is primarily attributable to government-imposed contract delays and funding shortfalls on the part of governments with whom IDT has contracted.

Management reached the conclusion that it will not continue to support IDT’s business and has decided to wind down IDT’s operations as expeditiously and cost-effectively as possible.  Accordingly, the Company concluded the remaining goodwill related to the acquisition of IDT no longer has value and recognized a $1.3 million impairment loss in the second quarter of 2002.  The Company may incur costs in future periods to exit this business.  However, the Company does not currently believe these costs will have a material adverse affect on the Company’s financial condition or liquidity.  The IDT business does not qualify as a discontinued operation at this time.

5.  REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s reportable segments consist of its outsourced state and local portal businesses (“Outsourced Portals”), its eGovernment products businesses (“Products”), and its AOL division (“AOL”).  As further discussed in Note 2 above, in the second quarter of 2002, the results of operations of NIC Commerce were classified as discontinued operations with information presented for all periods reflecting the new classification.  For segment reporting purposes, NIC Commerce’s operations were previously reported in the eProcurment segment.  The Outsourced Portals segment includes the Company’s subsidiaries operating outsourced state and local government portals and the corporate divisions that support portal operations.  The Products segment includes the Company’s corporate filings business (NIC Conquest), ethics & elections filings business (NIC Technologies) and commercial vehicle compliance business (IDT).  Unallocated corporate–level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.”  Management evaluates the performance of its segments and allocates resources to them based on revenues and earnings before interest, taxes, depreciation, amortization, discontinued operations, impairment losses and other non-cash charges related to stock compensation and equity in net loss of affiliates (“EBITDA”).  There have been no significant intersegment transactions for the periods reported.

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended June 30 (in thousands):

	Outsourced Portals	Products	AOL	Other Reconciling Items	Consolidated Total
2002
Revenues	$9,150	$3,675	$253	$—	$13,078
EBITDA	3,539	(4,280)	(21)	(2,453)	(3,215)

2001
Revenues	6,144	3,036	175	—	9,355
EBITDA	784	(894)	(244)	(2,437)	(2,791)

The following is a reconciliation of total segment EBITDA to total consolidated loss before income taxes and minority interest for the three months ended June 30 (in thousands):

	2002	2001
Total EBITDA for reportable segments	$(3,215)	$(2,791)
Impairment loss	(4,316)	—
Stock compensation	(996)	(404)
Depreciation and amortization	(938)	(8,156)
Interest income	55	260
Interest expense	(21)	(4)
Equity in net loss of affiliates	(458)	(676)
Other income (expense), net	(36)	(124)
Consolidated loss from continuing operations before income taxes and minority interest	$(9,925)	$(11,895)

The table below reflects summarized financial information concerning the Company’s reportable segments for the six months ended June 30 (in thousands):

	Outsourced Portals	Products	AOL	Other Reconciling Items	Consolidated Total
2002
Revenues	$17,736	$6,629	$913	$—	$25,278
EBITDA	6,412	(4,254)	345	(4,709)	(2,206)

2001
Revenues	11,576	5,176	175	—	16,927
EBITDA	1,273	(1,695)	(741)	(5,114)	(6,277)

The following is a reconciliation of total segment EBITDA to total consolidated loss before income taxes and minority interest for the six months ended June 30 (in thousands):

	2002	2001
Total EBITDA for reportable segments	$(2,206)	$(6,277)
Impairment loss	(4,316)	—
Stock compensation	(1,307)	(790)
Depreciation and amortization	(1,866)	(16,272)
Interest income	96	722
Interest expense	(33)	(10)
Equity in net loss of affiliates	(682)	(1,496)
Other income (expense), net	(36)	(116)
Consolidated loss from continuing operations before income taxes and minority interest	$(10,350)	$(24,239)

6.  MARKETABLE SECURITIES

The fair value of marketable debt securities is as follows (in thousands):

	June 30, 2002	Dec. 31, 2001
U.S. government obligations	$5	$2,500
State and municipal obligations	2,500	—
Corporate debt securities	5,119	1,566
	$7,624	$4,066

The Company’s marketable securities are classified as available-for-sale and are stated at fair value with any unrealized holding gains or losses included as a component of shareholders’ equity as accumulated other comprehensive income or loss until realized.  The cost of securities sold is based on the specific identification method.  The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date.  Gross realized gains and losses and unrealized holding gains and losses through June 30, 2002 were not significant.

At June 30, 2002, the Company has pledged all of its marketable securities as collateral for letters of credit, performance bonds, its line of credit in conjunction with a corporate credit card agreement, and its bank note payable.

7.  GOODWILL AND INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), effective January 1, 2002.  SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually, or more frequently if certain indicators arise (see Note 3 for further discussion of the goodwill and intangible impairment charges recorded by the Company in the second quarter of 2002).  Had the Company been accounting for its goodwill under SFAS No. 142 for the three- and six- month periods ended June 30, 2001, the Company’s net loss and loss per share would have been as follows:

	Three-months ended June 30, 2001	Six-months ended June 30, 2001

Reported net loss	$(9,756)	$(19,890)

Add: Goodwill amortization, net of tax	3,926	7,850
Add: Equity-method goodwill amortization, net of tax	288	575

Adjusted net loss	$(5,542)	$(11,465)

Reported loss per share	$(0.17)	$(0.35)

Add: Goodwill amortization, net of tax	0.07	0.14
Add: Equity-method goodwill amortization, net of tax	—	0.01

Adjusted loss per share	$(0.10)	$(0.20)

At June 30, 2002, intangible assets were primarily comprised of internal use software development costs, which are being amortized using the straight-line method over a period of three years.  The accumulated amortization related to intangible assets at June 30, 2002 and December 31, 2001 was approximately $0.3 million and $2.1 million, respectively.  The aggregate intangible asset amortization expense for the three- and six-month periods ended June 30, 2002 was $0.4 million and $0.8 million, respectively.    The estimated amortization expense for the years ending December 31, 2002, 2003, and 2004, is $0.9 million, $0.1 million and $0.1 million, respectively.

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

OVERVIEW

The following discussion summarizes the significant factors affecting operating results of the Company for the three- and six-month periods ended June 30, 2002 and 2001.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS

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

The portal category includes revenues primarily from our subsidiaries operating enterprise-wide state and local government portals under long-term contracts on an outsourced basis.  The software and services category includes revenues primarily from our electronic corporate filings, ethics & elections, commercial vehicle compliance and AOL businesses.  As discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q, results of operations of our eProcurement business have been classified as discontinued operations.

In the second quarter of 2002, we decided to combine the general and administrative operating expense classification and the sales and marketing operating expense classification into one operating expense classification referred to as selling and administrative.  The primary categories of operating expenses include: cost of portal revenues; cost of software and services revenues; and selling and administrative.  Cost of portal revenues consist of all direct costs associated with operating outsourced portals including employee compensation, telecommunications, maintenance and all other costs associated with the provision of dedicated client service such as dedicated facilities for our outsourced contracts.  Cost of software and services revenues consist of all direct project costs to provide software development and services such as employee compensation, the cost of subcontractors hired as part of software and services projects, and all other direct project costs including materials, travel and other out-of-pocket expenses.  Selling and administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, legal and finance, and all costs of non-customer service personnel from our software and services businesses, including information systems and office rent.  Selling and administrative costs also consist of corporate-level expenses relating to market development, public relations and promotional activities including advertising, image development and market research.  The three-and six-month periods ended June 30, 2001 have been reclassified to present information on a comparable basis.

IMPAIRMENT CHARGES

In the second quarter of 2002, we identified indicators of possible impairment of goodwill relating to our IDT business and other intangible assets and carriage fee payments relating our AOL business.  Our subsequent impairment assessment relating to IDT resulted in a non-cash impairment charge of $1.3 million.  Our subsequent impairment assessment relating to AOL resulted in an impairment charge totaling $3.0 million, of which $2.1 million related to the unamortized carrying amount of fully vested warrants issued to AOL.  The impairment charges have been recorded in a separate caption titled “Impairment loss” in the consolidated statement of operations for the three- and six-month periods ended June 30, 2002.  For additional information on the impairment charges, refer to Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

RESULTS OF OPERATIONS

	Three-months ended June 30,		Six-months ended June 30,
Key Financial Metrics	2002	2001	2002	2001

Revenue growth - outsourced portals	49%	39%	53%	29%

Revenue growth - software and services	22%	65%	41%	143%

Gross profit% - outsourced portals	47%	23%	44%	22%

Gross profit% - software and services	-95%	16%	-33%	15%

Selling and administrative as % of revenue	29%	50%	30%	57%

                REVENUES.  Total revenues for the current quarter increased 40% over the prior year.  Portal revenues for the current quarter increased 49% over the prior year.  Of this increase, 19% was attributable to an increase in same state portal volumes (states open more than two years) and 27% was attributable to revenues from our outsourced state portal business units that became more fully operational after June 30, 2001, including our Hawaii and Montana portals, which began to generate DMV revenues in the third quarter of 2001, our Rhode Island portal, which began to generate DMV revenues in March 2002, our Oklahoma portal, which began to generate DMV revenues mid-way through the first quarter of 2002, and our contract with the Florida Association of Court Clerks.  Approximately 3% of the increase in portal revenues for the current quarter was attributable to our local portals.  Excluding our state portals that operate under fixed-price models, same state portal revenues in the current quarter increased 26% over the prior year as a result of increased transaction volumes mainly from our Kansas, Indiana, Virginia, Utah and Tennessee portals.

                Software and services revenues for the current quarter increased 22% over the prior year.  Of this increase, 29% was from NIC Conquest, our corporate filings business, which benefited from its five-year, $25 million contract with the California Secretary of State to develop and implement a comprehensive information management and filing system. This contract commenced in September 2001, and we recognized approximately $2.4 million in revenues in the current quarter under percentage of completion accounting.  Approximately 3% of the increase in software and services revenues for the current quarter was attributable to our ethics & elections business, and 2% was attributable to AOL.  Partially offsetting these increases was a decrease in revenues from our commercial vehicle compliance business (12%), which we have decided to close.  Accordingly, we expect decreased quarterly revenues, as compared to the prior year, from our commercial vehicle compliance business.  In addition, we anticipate decreased quarterly revenues, as compared to the prior year, from our AOL business for the foreseeable future due to continued weakness in the online advertising market.

                Total revenues increased 49% for the six months ended June 30, 2002 over the prior year.  Portal revenues for the six months in the current year increased 53% over the prior year.  Of this increase, 14% was attributable to an increase in revenues relating to same state portal volumes, 34% was from recent portal installations, and 5% was from our local portals.  Software and services revenues increased 41% for the six months in the current year over the prior year.  This increase was primarily attributable to an increase in revenues from our corporate filings business, and to a lesser extent from our ethics & elections and AOL businesses.  These increases were partially offset by a decrease in revenues from our commercial vehicle compliance business.

                COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 3% over the prior year.  Of this increase, 10% was attributable to costs from our outsourced state portal business units that became more fully operational after June 30, 2001 and 1% was attributable to an increase in same state cost of portal revenues.  Partially offsetting these increases was a decrease in cost of portal revenues from our local portals.  Cost of portal revenues for the six months in the current year increased 9% over the prior year primarily due to costs from our outsourced state portal business units that became more fully operational after June 30, 2001.

                Our portal gross profit rate increased to 47% in the current quarter compared to 23% in the prior year.  This increase was primarily attributable to our state portal business units that began to generate substantive revenues after June 30, 2001 as discussed above. Many of these portals were in the early stages of development and had not yet begun to generate revenues in the second quarter of 2001.  Our same state portal gross profit rate increased to 50% in the current quarter compared to 39% in the prior year, primarily as a result of increased business and citizen adoption of existing portal applications and the addition of new revenue generating applications and services within existing portals.  We intend to continue to expand our portal operations by developing and promoting new applications and services within our existing portals.  Accordingly, we expect our same state gross profit rate to continue to increase in the foreseeable future.  On a year-to-date basis, the increases in our portal gross profit rate and same state gross profit rate in the current year were consistent with those for the current quarter.

                COST OF SOFTWARE AND SERVICES REVENUES.  Cost of software and services revenues for the current quarter increased 183% over the prior year.  Cost of software and services revenues for three- and six-month periods ended June 30, 2002 includes a charge of $4.3 million for anticipated costs in excess of revenues to be recognized under certain of our application development contracts in our corporate filings business (see Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-Q).  Excluding these charges, cost of software and services revenues increased by 24% in the current quarter, which was relatively consistent with the increase in software and services revenues in the current quarter.  Of this increase, 41% was attributable to our corporate filings business and 2% was attributable to ethics & elections.  Partially offsetting these increases was a decrease from our commercial vehicle compliance business (13%) due to decreased revenues in the current quarter, and a decrease from our AOL business (6%).

We amended our contract with AOL in January 2002.  Among the changes to the contract was a reduction in the total cash carriage fee we pay to AOL from $4.5 million to $2.7 million.  We recognized approximately $0.1 million less in carriage fee expense in the current quarter as compared to the prior year.  We recognized the carriage fee on a straight-line basis over the term of the contract as cost of software and services revenue.  As further discussed in Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-Q, we determined that the expected future cash flows of our AOL business would not be sufficient to recover the cash carriage fee we will recognize over the remaining term of the contract with AOL and recorded a $0.9 million impairment charge in the current quarter. As a result, the Company will no longer record carriage fee expense, which approximated $0.2 million in the current quarter.

Excluding the $4.3 million charge discussed above, our software and services gross profit rate decreased to 14% in the current quarter compared to 16% in the prior year.  The gross profit rate from our software and services businesses in the current quarter is largely driven by the magnitude of our contract with the California Secretary of State.

                SELLING AND ADMINISTRATIVE.  Selling and administrative expenses for the three- and six-month periods ended June 30, 2002 decreased by 20% and 21% from the prior year.  Contributing to this decrease was a reduction in expenses from our corporate filings and ethics & elections businesses.  Additionally, throughout 2001, we significantly curtailed public relations, brand image and advertising expenses and consolidated our sales and marketing efforts into one corporate-level market development department to more appropriately match expenditures to expected market demand for our eGovernment services.

                Selling and administrative expense as a percentage of revenue for the three- and six-month periods ended June 30, 2002 was 29% and 30%.  We expect selling and administrative expense as a percentage of revenue to continue to decrease throughout 2002 as a result of our continuing overhead cost containment and efficiency efforts throughout the Company.

                IMPAIRMENT LOSS.  For additional information on the impairment charges we recorded in the current quarter, refer to the discussion above under “Impairment Charges” and in Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

                STOCK COMPENSATION.  Stock compensation for the current and prior year periods consisted primarily of amortization of deferred compensation expense related to common stock options granted to senior level executives and other key employees in 1998 and 1999.  In the current quarter, we terminated two senior level executives causing certain of their unvested stock options to immediately vest pursuant to the terms of their option agreements.  As a result, we recognized approximately $0.7 million in deferred compensation expense relating to these two executives.  One of these executives has approximately 1.4 million stock options that are currently exercisable at a price of $1.44 per share.  The last date available for exercise of these options is October 30, 2002.  At June 30, 2002, all deferred compensation expense has been recognized.

                DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense has decreased significantly in the current year, as we wrote off all remaining goodwill and purchase accounting intangible assets relating to our business combinations with SDR Technologies, eFed and Conquest in the third and fourth quarters of 2001.  In addition, we wrote off capitalized software development costs from our NIC Technologies, NIC Commerce and NIC Conquest businesses in the fourth quarter of 2001.  As further discussed in Note 4 of the Notes to Consolidated Financial Statements included in this Form 10-Q, we determined the future cash flows of our AOL business would not be sufficient to recover the unamortized carrying amount of the fully vested warrants issued to AOL and recorded a $2.1 million impairment charge in the current quarter.  In the current quarter, the Company recognized amortization expense of approximately $0.4 million relating to these warrants that will no longer be recognized.  Accordingly, we expect amortization expense to decrease significantly for the remainder of 2002 to less than $0.1 million per quarter, the majority of which will consist of the amortization of internal use capitalized software development costs.  Total quarterly depreciation and amortization expense is expected to be approximately $0.6 million for the remainder of 2002.

                OPERATING LOSS.  Operating loss for the current quarter was $9.5 million compared to $11.4 million in the prior year.  Excluding impairment charges and non-cash charges for stock compensation and depreciation and amortization, operating loss would have been $3.2 in the current quarter compared to $2.8 million in the prior year.  Operating loss for the six-month period ended June 30, 2002 was $9.7 million compared to $23.3 million in the prior year.

Earnings before interest, taxes, depreciation, amortization, discontinued operations, impairment losses and other non-cash charges related to stock compensation and equity in net loss of affiliates (“EBITDA”) was negative $3.2 million in the current quarter compared to negative $2.8 million in the prior year.

EBITDA from our outsourced portals segment was a positive $3.5 million in the current quarter and increased by approximately $2.8 million from the prior year primarily due to same state revenue growth and positive contributions from portals that began generating substantive revenues after June 30, 2001 including our Hawaii, Montana, Oklahoma and Rhode Island portals.  EBITDA from our outsourced portals segment was a positive $6.4 million for the six-month period ended June 30, 2002 and increased by approximately $5.1 from the prior year primarily due to same state revenue growth and a full six months of contributions in the current year from our portals in Hawaii, Idaho, Montana, Oklahoma, Rhode Island and Tennessee.

                The decrease in EBITDA from our products segment for the three- and six-month periods ended June 30, 2002 is mainly attributable to the $4.3 million charge in the current quarter relating to our corporate filings business.  Excluding this charge, EBITDA from our products segment would have been slightly better than breakeven for the three- and six-month periods ended June 30, 2002.  This improvement in EBITDA in the current year was primarily the result of our restructuring and cost reduction efforts in these businesses over the past year, and the impact of new business wins in our corporate filings business, which benefited this year from its five-year, $25 million contract with the California Secretary of State, and our ethics & elections business, which benefited from the commencement of its five-year, $3.75 million contract with the State of Michigan.  Partially offsetting these improvements was a decrease in EBITDA from our commercial vehicle compliance business, which we have decided to close.

                Positive EBITDA from our AOL segment for the six-month period ended June 30, 2002 primarily reflects higher advertising revenues in the first quarter of 2002 as compared to the current quarter.  Beginning in the second quarter of 2001, our share of revenues generated from AOL’s sale of advertisement through Government Guide has increased steadily on a sequential quarterly basis.  However, in the second quarter of 2002, revenues from our AOL business decreased precipitously as compared to prior quarters.  In the current quarter, EBITDA from our AOL segment was slightly negative due to this drop.  As discussed above, we anticipate decreased quarterly revenues, as compared to the prior year, from our AOL business for the foreseeable future due to continued weakness in the online advertising market.

                INTEREST INCOME.  Interest income primarily reflects interest earned on our cash and marketable securities portfolio.  We expect interest income to be lower in 2002 as compared to the prior year due to the decrease in our cash and marketable securities portfolio.  In addition, interest rates we currently earn are less than in prior periods.

                EQUITY IN NET LOSS OF AFFILIATES.  Equity in net loss of affiliates represents our share of losses of companies in which we have equity method investments that give us the ability to exercise significant influence, but not control, over the investees.  In the first quarter of 2000, we invested in two private companies involved in the eGovernment services industry, Tidemark and E-Filing.com, primarily for strategic purposes.  In the fourth quarter of 2000, we invested in eGS, a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and our European subsidiary, NIC European Business Ltd.  In May 2001, a private technology company acquired Tidemark.  Thus, Tidemark was not reflected in our results of operations in the current periods.

Our investment in eGS as June 30, 2002 was approximately $0.3 million.  If capital needs arise, we would be required to make approximately $0.2 million in additional cash capital contributions to eGS.  eGS is in the early stage of operations and is incurring net losses.  Our investment in E-Filing.com as of June 30, 2002 was approximately $1.0 million.  Although E-Filing.com is incurring net losses, the losses are relatively small and the business has sufficient financial resources to continue to operate for a significant length of time.  We regularly review the carrying value of these equity method investments and record impairment losses when events and circumstances indicate that such assets are impaired. To date, we have not recorded any such impairment losses on our investments in E-Filing.com and eGS.

                INCOME TAXES.  We recognized an income tax benefit in the current and prior periods.  In the current periods, the income tax benefit was slightly more than the amount customarily expected primarily because of a reduction in the valuation allowance for the net deferred tax asset related to NIC Conquest.  We acquired 100% ownership of NIC Conquest in April 2002 (see Note 6 in the Notes to Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 14, 2002).  Prior to April, our ownership in NIC Conquest was less than 80%, and accordingly, NIC Conquest was not included in our consolidated federal income tax return and we were providing a valuation allowance on NIC Conquest’s net deferred tax assets.  As a result of the change in ownership, in the current quarter, we released the estimated portion of the valuation allowance that was not related to NIC Conquest’s net operating loss carryforwards generated through the date of the change in ownership calculated on a tax return basis. In the prior year periods, the income tax benefit was less than the amount customarily expected primarily because of expenses that are not deductible for tax purposes including amortization of goodwill from the March 31, 1998 exchange offer, the Conquest merger, the SDR acquisition, the IDT acquisition, and certain stock compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.3 million in the current period compared to $7.0 million in the prior year.  The improvement in operating cash flow is primarily the result of a year-over-year reduction in our operating loss (excluding non-cash charges) that was partially offset by a negative net change in operating assets and liabilities as compared to the prior year.  Contributing to this negative net change was a decrease in accounts payable and accrued expenses in the current period.  This decrease was attributable to several factors including bonus payments made to our outsourced portal employees in April 2002 pursuant to a 2001 incentive compensation plan, employee severance costs relating to our discontinued eProcurement business, the timing of payments to certain of our government customers, payments to subcontractors for project expenditures in our corporate filings business (as further discussed in Note 3 to the Consolidated Financial Statements included in this Form 10-Q) including project expenditures related our contract with the California Secretary of State.  The increase in accounts receivable in the current period was mainly attributable to our Oklahoma and Rhode Island portals and our Michigan ethics & elections contract, all of which began to generate substantive revenues in the current period.

The Company recognizes revenue from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three-month periods ended June 30, 2002 and December 31, 2001 were approximately $39.6 million and $27.8 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-months periods ended June 30, 2002 and December 31, 2001 was 33 and 40, respectively.

Cash used in investing activities for the current period was $3.9 million, primarily reflecting net purchases of marketable securities.  In conjunction with our contract with the California Secretary of State, in March 2002, we issued a $5 million letter of credit as collateral for a performance bond required by the contract. The letter of credit is fully collateralized by our marketable securities.  Investing activities in the prior year resulted in net cash generated of approximately $7.2 million, reflecting $12.8 million in net maturities of our marketable securities portfolio used for funding operations and for purchases of property and equipment.  Investing activities for the prior year also reflect approximately $4.8 million in capitalized software development costs mainly from our NIC Commerce, NIC Conquest and NIC Technologies subsidiaries.

Financing activities in the current period resulted in net cash generated of approximately $0.5 million, primarily reflecting $0.6 million in proceeds from the exercise of employee stock options offset by payments on our bank note payable.

At June 30, 2002, our total cash and marketable securities balance was $16.2 million compared to $21.3 million at December 31, 2001.  At June 30, 2002, we had pledged all of our marketable securities ($7.6 million) as collateral for letters of credit, our line of credit in conjunction with a corporate credit card agreement, and our bank note payable.

We issue letters of credit as collateral for performance on certain of our government contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year.  We do not have significant off-balance sheet risk or exposures to liabilities that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.  Additionally, although on certain contracts we are bound by performance bond and letter of credit commitments, we have not had any defaults resulting in draws on letters of credit or performance bonds.

We believe that our current financial resources will be sufficient to operate the business until we become cash flow positive.  Although we expect to have positive EBITDA for the balance of 2002, we anticipate that our cash balances will decrease throughout the year.  This reflects expected working capital swings due to continued project expenditures from our NIC Conquest business (as further discussed in Note 3 to the Consolidated Financial Statements included in this Form 10-Q) and the terms of our five-year contract with the California Secretary of State, which back-ends some of the larger payments.  As a result, we are currently exploring a number of financing alternatives to provide us additional working capital flexibility and the resources to pursue opportunities that may accelerate our growth and profitability.  We may seek to sell additional equity securities, issue debt securities, or obtain a working capital line of credit. The sale of additional equity securities could result in dilution to the Company’s shareholders.  We cannot guarantee that such financing will be secured or will be available in amounts or on terms acceptable to the Company.  From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses.  Acquisitions or investments might impact the Company’s liquidity requirements or cause the Company to sell additional equity securities or issue debt securities.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

                INVESTMENT RISK.  In the first quarter of 2000, we invested in two private companies involved in eGovernment services industry, Tidemark and E-Filing.com, primarily for strategic purposes. In the fourth quarter of 2000, we invested in a private joint venture, eGS, primarily to share in the risk of our international expansion and to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom.  Such investments are accounted for under the equity method, as we have the ability to exercise significant influence, but not control, over the investees. Significant influence is generally defined as an ownership interest of the voting stock of an investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate. We regularly review the carrying value of these equity method investments and would record impairment losses when events and circumstances indicate that such assets are impaired.  In the fourth quarter of 2000, we recorded a noncash impairment loss of approximately $2.1 million relating to our investment in Tidemark. To date, we have not recorded any such impairment losses for E-Filing.com or eGS.  In the second quarter of 2001, a private technology company acquired Tidemark for cash consideration of approximately $1.6 million.  NIC received approximately $0.7 million in cash from the transaction and has no investment balance remaining.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Shareholders Meeting was held on May 7, 2002.  Information concerning the annual meeting was reported under Item 4 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 14, 2002, and is incorporated herein by this reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     EXHIBITS

99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: August 14, 2002	/s/ Eric J. Bur
Eric J. Bur
Chief Financial Officer

Dated: August 14, 2002	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Vice President, Financial Operations and Chief
Accounting Officer