Form 10-Q
period 2002-09-30
NIC INC
filed 2002-11-14
CIK 1065332

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes         ☒            No           ☐

The number of shares outstanding of the registrant’s common stock as of October 31, 2002 was 58,101,834.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NIC Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

000’s except for share amounts

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$8,375	$17,235
Marketable securities	7,162	4,066
Trade accounts receivable	14,637	12,194
Deferred income taxes	1,208	—
Prepaid expenses	649	1,156
Other current assets	2,560	2,808
Total current assets	34,591	37,459
Property and equipment, net	3,560	6,386
Deferred income taxes	35,860	31,757
Other assets	178	270
Investments in affiliates	1,105	1,501
Goodwill, net	—	1,255
Intangible assets, net	256	3,185
Total assets	$75,550	$81,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,259	$11,232
Accrued expenses	4,996	5,676
Income taxes payable	—	21
Capital lease obligations - current portion	7	14
Note payable-current portion	332	348
Application development contracts	3,104	3,962
Other current liabilities	1,020	476
Total current liabilities	20,718	21,729
Capital lease obligation - long-term portion	—	1
Note payable - long-term portion	303	524
Total liabilities	21,021	22,254

Commitments and contingencies (Notes 4 and 8)	—	—

Shareholders’ equity:
Common stock, no par, 200,000,000 shares authorized, 57,347,336 and 56,260,197 shares issued and outstanding	—	—
Additional paid-in capital	196,873	195,159
Accumulated deficit	(142,344)	(134,279)
Accumulated other comprehensive income	—	1
	54,529	60,881
Less notes and stock subscriptions receivable	—	(15)
Less deferred compensation expense	—	(1,307)
Total shareholders’ equity	54,529	59,559
Total liabilities and shareholders’ equity	$75,550	$81,813

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

000’s except for per share amounts

	Three-months ended September 30,		Nine-months ended September 30,
	2002	2001	2002	2001
Revenues:
Portal revenues	$8,898	$7,747	$26,634	$19,323
Software and services revenues	2,805	2,886	10,347	8,237
Total revenues	11,703	10,633	36,981	27,560

Operating expenses:
Cost of portal revenues	5,100	5,404	14,996	14,465
Cost of software and services revenues	2,125	5,843	12,137	10,392
Selling and administrative	3,255	4,629	10,831	14,223
Impairment loss	—	36,997	4,316	36,997
Stock compensation	—	386	1,307	1,176
Depreciation and amortization	567	8,160	2,433	24,432
Total operating expenses	11,047	61,419	46,020	101,685
Operating income (loss)	656	(50,786)	(9,039)	(74,125)

Other income (expense):
Interest income	38	165	134	887
Interest expense	(20)	(12)	(53)	(22)
Equity in net loss of affiliates	(286)	(541)	(968)	(2,037)
Other income (expense), net	—	42	(36)	(74)
Total other income (expense)	(268)	(346)	(923)	(1,246)
Income (loss) from continuing operations before income taxes and minority interest	388	(51,132)	(9,962)	(75,371)
Income tax provision (benefit)	168	(12,543)	(3,933)	(18,930)
Income (loss) from continuing operations before minority interest	220	(38,589)	(6,029)	(56,441)
Minority interest	—	(464)	—	(476)
Income (loss) from continuing operations	220	(38,125)	(6,029)	(55,965)

Discontinued operations (Note 2):
Loss from discontinued operations (less applicable income tax benefit of $5, $383, $1,307 and $1,840)	(8)	(577)	(2,036)	(2,627)
Net income (loss)	$212	$(38,702)	$(8,065)	$(58,592)

Basic and diluted earnings (loss) per share:
Earnings (loss) per share - continuing operations	$0.00	$(0.68)	$(0.11)	$(1.00)
Loss per share - discontinued operations	$(0.00)	$(0.01)	$(0.03)	$(0.05)
Net earnings (loss) per share	$0.00	$(0.69)	$(0.14)	$(1.05)

Weighted average shares outstanding:
Basic	56,811	56,090	56,556	56,066
Diluted	57,006	56,090	56,556	56,066

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

000’s

	Nine-months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(8,065)	$(58,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,824	25,345
Compensation expense recognized related to sale of common stock	—	13
Compensation expense recognized related to stock options	1,307	1,163
Loss on disposal of property and equipment	1,459	16
Accretion of discount on marketable securities	(4)	(572)
Application development contracts	(858)	2,816
Impairment loss	4,316	36,997
Deferred income taxes	(5,311)	(20,850)
Minority interest	—	(476)
Equity in net loss of affiliates	968	2,037
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(2,806)	(4,069)
(Increase) decrease in prepaid expenses	(25)	613
(Increase) decrease in other current assets	248	(153)
(Increase) decrease in other assets	71	(7)
Increase in accounts payable	27	3,101
Increase (decrease) in accrued expenses	(595)	1,883
Increase (decrease) in income taxes payable	(21)	51
Increase in other current liabilities	131	94
Net cash used in operating activities	(6,334)	(10,590)

Cash flows from investing activities:
Purchases of property and equipment	(644)	(2,091)
Proceeds from disposal of property and equipment	—	487
Capitalized software development costs	—	(5,740)
Purchases of marketable securities	(20,999)	(36,637)
Maturities of marketable securities	17,907	55,295
Investments in affiliates and joint ventures	(191)	—
Proceeds from sale of affiliate	—	662
Net cash provided by (used in) investing activities	(3,927)	11,976

Cash flows from financing activities:
Proceeds from notes payable	—	1,000
Payments on notes payable	(237)	(49)
Payments on capital lease obligations	(8)	(153)
Proceeds from exercise of employee stock options	1,646	174
Net cash provided by financing activities	1,401	972

Net increase (decrease) in cash and cash equivalents	(8,860)	2,358
Cash and cash equivalents, beginning of year	17,235	13,879
Cash and cash equivalents, end of period	$8,375	$16,237
Other cash flow information:
Interest paid	$41	$22
Income taxes paid	$90	$88

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

2.     DISCONTINUED OPERATIONS

As more fully described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s second quarter Form 10-Q filed with the SEC on August 14, 2002, the results of operations of the Company’s eProcurment business, NIC Commerce, have been classified as a discontinued operation.  Information presented for all periods reflects the new classification.  For segment reporting purposes, NIC Commerce’s operations were previously reported in the eProcurment segment.  Components of amounts reflected in the Company’s consolidated statements of operations and balance sheets relating to discontinued operations are presented in the following table (in thousands):

	Three-months Ended Sept. 30,		Nine-months Ended Sept. 30,
	2002	2001	2002	2001
Statement of operations data
Revenues	$—	$447	$222	$1,512

Costs and expenses	13	1,063	1,748	5,067
Loss on disposal of property and equipment	—	—	1,425	—
Depreciation and amortization	—	344	392	912
Operating loss	(13)	(960)	(3,343)	(4,467)
Income tax benefit	(5)	(383)	(1,307)	(1,840)
Loss from discontinued operations	$(8)	$(577)	$(2,036)	$(2,627)

	Sept. 30, 2002	Dec. 31, 2001

Balance sheet data
Current assets	$2	$544
Property and equipment, net	41	1,849
Other assets	—	4
Current liabilities	(9)	(1,173)
Net assets	$34	$1,224

3.              EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are calculated on the basis of the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are calculated on the basis of the weighted average number of common shares outstanding during the period and common stock equivalents that would arise from the exercise of employee common stock options using the treasury stock method.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three-months Ended Sept. 30,		Nine-months Ended Sept. 30,
	2002	2001	2002	2001

Numerator:
Income (loss) from continuing operations	$220	$(38,125)	$(6,029)	$(55,965)
Loss from discontinued operations	(8)	(577)	(2,036)	(2,627)
Net income (loss)	$212	$(38,702)	$(8,065)	$(58,592)
Denominator:
Weighted average shares - basic	56,811	56,090	56,556	56,066
Employee common stock options	195	—	—	—
Weighted average shares - diluted	57,006	56,090	56,556	56,066
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.00	$(0.68)	$(0.11)	$(1.00)
Loss from discontinued operations	$(0.00)	$(0.01)	$(0.03)	$(0.05)
Net income (loss)	$0.00	$(0.69)	$(0.14)	$(1.05)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.00	$(0.68)	$(0.11)	$(1.00)
Loss from discontinued operations	$(0.00)	$(0.01)	$(0.03)	$(0.05)
Net income (loss)	$0.00	$(0.69)	$(0.14)	$(1.05)

Employee common stock options exercisable for 4.9 million and 7.9 million common shares during the three-month periods ended September 30, 2002 and 2001, and 5.8 million and 7.9 million common shares during the nine-month periods ended September 30, 2002 and 2001, were not included in the computation of diluted weighted average shares outstanding because the effect of such options was antidilutive.

4.     APPLICATION DEVELOPMENT CONTRACTS

In the second quarter of 2002, the Company accrued approximately $4.3 million in cost of software and services revenues for expected losses under percentage-of-completion accounting in its NIC Conquest corporate filings business due to project cost overruns on outstanding contracts in Arkansas, Minnesota and Oklahoma.  The Company has fulfilled all obligations under its contract with the State of Minnesota and expects to complete the majority of the remaining work on its contracts with the states of Arkansas and Oklahoma by the end of 2002.  At September 30, 2002, the accrual for all application development contracts held by the Company was approximately $3.1 million, which management believes is adequate.  Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.

Unbilled revenues under long-term application development contracts at September 30, 2002 and December 31, 2001 were approximately $2.1 million and $2.3 million, respectively, and are included in other current assets in the consolidated balance sheets.  Of these balances at September 30, 2002 and December 31, 2001, approximately $1.8 million and $1.2 million, respectively, related to the Company’s contract with the California Secretary of State.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended September 30 (in thousands):

	Outsourced Portals	Products	AOL	Other Reconciling Items	Consolidated Total
2002
Revenues	$8,898	$2,519	$286	$—	$11,703
EBITDA	3,420	(144)	180	(2,233)	1,223

2001
Revenues	7,747	2,585	301	—	10,633
EBITDA	1,865	(4,083)	(135)	(2,890)	(5,243)

The following is a reconciliation of total segment EBITDA to total consolidated income (loss) before income taxes and minority interest for the three months ended September 30 (in thousands):

	2002	2001
Total EBITDA for reportable segments	$1,223	$(5,243)
Impairment loss	—	(36,997)
Stock compensation	—	(386)
Depreciation and amortization	(567)	(8,160)
Interest income	38	165
Interest expense	(20)	(12)
Equity in net loss of affiliates	(286)	(541)
Other income (expense), net	—	42

Consolidated income (loss) from continuing operations before income taxes and minority interest	$388	$(51,132)

The table below reflects summarized financial information concerning the Company’s reportable segments for the nine months ended September 30 (in thousands):

	Outsourced Portals	Products	AOL	Other Reconciling Items	Consolidated Total
2002
Revenues	$26,634	$9,148	$1,199	$—	$36,981
EBITDA	9,832	(4,398)	525	(6,942)	(983)

2001
Revenues	19,323	7,761	476	—	27,560
EBITDA	3,138	(5,778)	(876)	(8,004)	(11,520)

The following is a reconciliation of total segment EBITDA to total consolidated loss before income taxes and minority interest for the nine months ended September 30 (in thousands):

	2002	2001
Total EBITDA for reportable segments	$(983)	$(11,520)
Impairment loss	(4,316)	(36,997)
Stock compensation	(1,307)	(1,176)
Depreciation and amortization	(2,433)	(24,432)
Interest income	134	887
Interest expense	(53)	(22)
Equity in net loss of affiliates	(968)	(2,037)
Other income (expense), net	(36)	(74)

Consolidated loss from continuing operations before income taxes and minority interest	$(9,962)	$(75,371)

6.     MARKETABLE SECURITIES

The fair value of marketable debt securities is as follows (in thousands):

Sept. 30, 2002

Dec. 31, 2001

U.S. government obligations	$162	$2,500
State and municipal obligations	2,000	—
Corporate debt securities	5,000	1,566
	$7,162	$4,066

The Company’s marketable securities are classified as available-for-sale and are stated at fair value with any unrealized holding gains or losses included as a component of shareholders’ equity as accumulated other comprehensive income or loss until realized.  The cost of securities sold is based on the specific identification method.  The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date.  Gross realized gains and losses and unrealized holding gains and losses through September 30, 2002 were not significant.

At September 30, 2002, the Company has pledged all of its marketable securities as collateral for letters of credit, performance bonds, its line of credit in conjunction with a corporate credit card agreement, and its bank note payable.  See Note 8.

7.     GOODWILL AND INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), effective January 1, 2002.  SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually, or more frequently if certain indicators arise.  Refer to Note 4 in the Notes to Consolidated Financial Statements included in the Company’s Form 10-Q filed with the SEC on August 14, 2002 for further discussion of the goodwill and intangible impairment charges recorded by the Company in the second quarter of 2002.  Also refer to Note 3 in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the SEC on March 25, 2002 for further discussion of the goodwill and intangible impairment charges recorded by the Company in 2001.  Had the Company been accounting for its goodwill under SFAS No. 142 for the three- and nine- month periods ended September 30, 2001, the Company’s net loss and loss per share would have been as follows:

	Three-months ended Sept. 30, 2001	Nine-months ended Sept. 30, 2001
Reported net loss	$(38,702)	$(58,592)

Add: Goodwill amortization, net of tax	3,926	11,776
Add: Equity-method goodwill amortization, net of tax	288	863

Adjusted net loss	$(34,488)	$(45,953)

Reported loss per share	$(0.69)	$(1.05)

Add: Goodwill amortization, net of tax	0.07	0.21
Add: Equity-method goodwill amortization, net of tax	—	0.02

Adjusted loss per share	$(0.62)	$(0.82)

At September 30, 2002, intangible assets were primarily comprised of internal use software development costs, which are being amortized using the straight-line method over a period of three years.  The accumulated amortization related to intangible assets at September 30, 2002 and December 31, 2001 was approximately $0.3 million and $2.1 million, respectively.  The aggregate intangible asset amortization expense for the three- and nine-month periods ended September 30, 2002 was $38,000 and $0.8 million, respectively.  The estimated amortization expense for the years ending December 31, 2002, 2003, and 2004, is $0.9 million, $0.1 million and $0.1 million, respectively.

8.     SUBSEQUENT EVENTS

In October 2002, the Company entered into an agreement with a new bank to refinance all of its current letters of credit (totaling approximately $6.1 million) that have been issued to guarantee performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds.  In addition, the Company expects to obtain a $0.5 million working capital line of credit and to refinance its term note payable, which had a balance of approximately $0.6 million at September 30, 2002.  The refinanced note will bear interest at the new bank’s prime rate (with a floor of 5.5%) and will be payable in 30 monthly installments ending in mid-2005.  The new financing arrangement will increase the Company’s unrestricted cash balance by more than $1 million by releasing funds which had been previously restricted as collateral to secure letters of credit and the note payable.

The Company will pledge approximately $5.6 million of its cash and marketable securities as collateral under the new financing arrangement and has given the bank a security interest in certain of its accounts receivable and other assets. The Company has not yet completed these transactions with the new bank, but expects closing to occur in the fourth quarter of 2002.

As a condition of separation and severance from the Company in the second quarter of 2002, a former executive had the right to request the Company to repurchase all of the shares of the Company’s common stock, totaling 149,488 shares, beneficially owned by the former executive that were held of record in the National Information Consortium Voting Trust (the “Voting Trust”) for $1.44 per share.  In October 2002, the former executive exercised this right and caused the Company to repurchase his Voting Trust shares for approximately $215,000.  The former executive also had approximately 1.4 million common stock options that were, at the date of termination from the Company, exercisable at a price of $1.44 per share.  The last date available for exercise of these options was October 30, 2002.  In the third quarter of 2002, the former executive exercised approximately 0.7 million of these options and exercised the remainder in October 2002.

In October 2002, the Company reached a verbal settlement with the former shareholders of Intelligent Decision Technologies, Ltd. (“IDT”) to resolve any possible contingent liabilities NIC might have related to the shut-down of IDT prior to three years from the date of the Company’s acquisition of IDT.  NIC acquired IDT on October 13, 2000.  Under the terms of the merger agreement, a portion of the merger consideration, ranging from 208,333 to 520,826 shares of NIC common stock, was to be contingent upon IDT’s meeting certain performance goals over three years.  The Company negotiated a settlement and will issue 140,000 shares to the former IDT shareholders, which was less than the minimum incentive amount, because IDT was only allowed about half of the contracted time period to attempt to reach the minimum incentive level. The settlement is not final until the former IDT shareholders sign certain liability releases.  The shares will be restricted for one year from the effective date of the settlement.  For additional information on the Company’s acquisition of IDT, refer to Note 4 to the Notes to Consolidated Financial Statements included in the Company’s December 31, 2001 Form 10-K filed with the SEC on March 25, 2002.  This settlement will not have a material effect on the Company’s results of operations.

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

OVERVIEW

The following discussion summarizes the significant factors affecting operating results of the Company for the three- and nine-month periods ended September 30, 2002 and 2001.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

RESULTS OF OPERATIONS

	Three-months ended Sept. 30,		Nine-months ended Sept. 30,
Key Financial Metrics	2002	2001	2002	2001

Gross profit % - outsourced portals	43%	30%	44%	25%

Gross profit % - software and services	24%	-103%	-17%	-26%

Selling and administrative as % of revenue	28%	44%	29%	52%

Revenue growth - outsourced portals	15%	73%	38%	44%

Revenue growth - software and services	-3%	92%	26%	122%

PORTAL REVENUES. Portal revenues for the current quarter increased 15% over the prior year.  Of this increase, 8% was attributable to an increase in same state portal revenues (states in operation more than two years), 5% was attributable to our local portals and 2% was attributable to revenues from our outsourced state portal business units that became more fully operational after September 30, 2001.  Excluding our state portals that operate under fixed-price models, same state portal revenues in the current quarter increased 16% over the prior year primarily as a result of increased transaction volumes mainly from our Kansas, Indiana, Arkansas, Utah and Tennessee portals.  The prior year quarter includes approximately $0.9 million in portal software development revenues from portal contracts with the State of Oklahoma and the Florida Association of Court Clerks.  In both of these contracts, we received fixed payments for the up-front development of these portals and are currently receiving the more traditional transaction-based revenues.

Portal revenues for the nine months in the current year increased 38% over the prior year.  Of this increase, 11% was attributable to an increase in revenues relating to same state portal revenues and transaction volumes, and

22% was from recent portal installations, including our Hawaii and Montana portals, which began to generate DMV revenues in the third quarter of 2001, our Rhode Island portal, which began to generate DMV revenues in March 2002, and our Oklahoma portal, which began to generate DMV revenues mid-way through the first quarter of 2002.  Approximately 5% of the increase in portal revenues in the current period was from our local portals.  Same state portal revenues in the current period increased 21% over the prior year primarily as a result of increased transaction volumes mainly from our Kansas, Indiana, Virginia, and Utah portals.

In the analysis below, we have categorized our portal revenues according to the underlying source of revenue.  A brief description of each category follows:

DMV transaction-based: these are transaction fees from the sale of driver history records, referred to as DMV records, from our state portals to data resellers, insurance companies and other pre-authorized customers, and are generally recurring.

Non-DMV transaction-based: these are transaction fees other than from the sale of DMV records for transactions conducted by businesses and citizens through our state and local portals, and are generally recurring.  For a representative listing of non-DMV products and services we currently offer through our state and local portals, refer to Part I, Item 1 of our December 31, 2001 Form 10-K filed with the SEC on March 25, 2002.

Portal management: these are recurring fees paid to us by our government clients for the operation of state and local portals, which typically supplement transaction-based fees.

Software development: these are fees from the performance of software development projects and other services for our government clients.  While we actively market these services, they may not have the same degree of predictability as our transaction-based or portal management revenues.

	Three-months ended Sept. 30,		Nine-months ended Sept. 30,
Portal Revenue Analysis	2002	2001	2002	2001

DMV transaction-based	$5,689	$4,475	$17,001	$12,432

Non-DMV transaction-based	1,892	1,110	5,798	3,549

Portal management	310	465	941	1,322

Software development	1,007	1,697	2,894	2,020

Total	$8,898	$7,747	$26,634	$19,323

SOFTWARE AND SERVICES REVENUES. Software and services revenues for the current quarter decreased 3% from the prior year.  Revenues from our commercial vehicle compliance business decreased by approximately $0.6 million in the current quarter.  As previously announced, we have decided close this business and expect decreased quarterly revenues, as compared to the prior year, from this business in the fourth quarter of 2002.  This decrease was partially offset by an increase in revenues from our ethics & elections business and our corporate filings business, which benefited from its five-year, $25 million contract with the California

Secretary of State to develop and implement a comprehensive information management and filing system. This contract commenced in September 2001, and we recognized approximately $1.7 million in revenues in the current quarter as compared to $0.4 million in the prior year quarter.

Software and services revenues increased 26% for the nine months in the current year over the prior year.  This increase was primarily attributable to an increase in revenues from our corporate filings business and its contract with the California Secretary of State, and to a lesser extent from our ethics & elections and AOL businesses.  For the nine-month period ended September 30, 2002 we recognized approximately $5.8 million in revenue from our contract with the California Secretary of State compared to $0.4 million in the prior year period.  These increases were partially offset by a decrease in revenues from our commercial vehicle compliance business.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter decreased 6% from the prior year.  Of this decrease, 5% was attributable to a decrease in same state cost of portal revenues and 1% was from our local portals.  The prior quarter includes approximately $0.2 million in portal software development costs relating to our Oklahoma portal that are not recurring.  Cost of portal revenues for the nine months in the current year increased 4% over the prior year primarily due to costs from our outsourced state portal business units that became more fully operational after September 30, 2001.

Our portal gross profit rate increased to 43% in the current quarter compared to 30% in the prior year.  This increase was primarily attributable to our state portal business units that began to generate substantive revenues after September 30, 2001 as discussed above. Many of these portals were in the early stages of development and had not yet begun to generate revenues in the third quarter of 2001.  Our same state portal gross profit rate increased to 49% in the current quarter compared to 39% in the prior year, primarily as a result of increased business and citizen adoption of existing portal applications and the addition of new revenue generating applications and services within existing portals through a relatively fixed cost base.  We intend to continue to expand our portal operations by developing and promoting new applications and services within our existing portals.  Accordingly, we expect our same state gross profit rate to continue to increase, as compared to prior year quarters, in the foreseeable future.  On a year-to-date basis, the increases in our portal gross profit rate and same state gross profit rate in the current year were consistent with those for the current quarter.

COST OF SOFTWARE AND SERVICES REVENUES.  Cost of software and services revenues for the current quarter decreased 64% from the prior year.  Cost of software and services revenues for three- and nine-month periods ended September 30, 2001 includes a charge of $3.4 million for anticipated costs in excess of revenues to be recognized under certain of our application development contracts in our corporate filings business.  Excluding these charges, cost of software and services revenues decreased by 12% in the current quarter, primarily due to decreased expenses relating to our commercial vehicle compliance business and our AOL business.

As further discussed in Note 4 in the Notes to Consolidated Financial Statements included in the Company’s second quarter 2002 Form 10-Q filed with the SEC on August 14, 2002, we determined that the expected future cash flows of our AOL business would not be sufficient to recover the cash carriage fee and common stock warrant amortization we would have recognized over the remaining term of the contract with AOL and recorded a $3.0 million impairment charge in the second quarter of 2002. As a result, the Company no longer records the cash portion of the carriage fee expense in cost of software and services revenues, which approximated $0.2 million in the prior year quarter.

Excluding the $3.4 million charge discussed above, our software and services gross profit rate increased to 24% in the current quarter compared to 17% in the prior year, primarily due to improved margins from our Conquest and AOL businesses.  However, as previously discussed, we anticipate decreased quarterly revenues and margins, as compared to the prior year, from our AOL business for the foreseeable future due to continued weakness in the online advertising market.

Cost of software and services revenues for the nine-month period ended September 30, 2002 includes a charge of $4.3 million for anticipated costs in excess of revenues to be recognized under certain of our application development contracts in our corporate filings business (see Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-Q). Excluding the charges in the current and prior years relating to our corporate filings business, the increase in our software and services gross profit rate on a year-to-date basis was consistent with the increase for the current quarter.

SELLING AND ADMINISTRATIVE.  Selling and administrative expenses for the three- and nine-month periods ended September 30, 2002 decreased by 30% and 24% from the prior year.  Contributing to this decrease was a reduction in expenses from our corporate filings and ethics & elections businesses and from a general decrease in corporate-level expenses.  Additionally, throughout 2001, we significantly curtailed public relations, brand image and advertising expenses and consolidated our sales and marketing efforts into one corporate-level market development department to more appropriately match expenditures to expected market demand for our eGovernment services.

Selling and administrative expense as a percentage of revenue for the three- and nine-month periods ended September 30, 2002 was 28% and 29%.  We expect selling and administrative expense as a percentage of revenue to continue to decrease throughout 2002 as a result of our continuing overhead cost containment and efficiency efforts throughout the Company.

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

STOCK COMPENSATION.  Stock compensation for the current and prior year periods consisted primarily of amortization of deferred compensation expense related to common stock options granted to senior level executives and other key employees in 1998 and 1999.  In the second quarter of 2002, we terminated two senior level executives causing certain of their unvested stock options to immediately vest pursuant to the terms of their option agreements.  As a result, we recognized approximately $0.7 million in deferred compensation expense relating to these two executives in the second quarter of 2002.  At June 30, 2002, all deferred compensation expense had been recognized.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense has decreased significantly in the current year, as we wrote off all remaining goodwill and purchase accounting intangible assets relating to our business combinations with SDR Technologies, eFed and Conquest in the third and fourth quarters of 2001.  In addition, we wrote off capitalized software development costs from our NIC Technologies, NIC Commerce and NIC Conquest businesses in the fourth quarter of 2001.  In the current year, we determined the future cash flows of our AOL business would not be sufficient to recover the unamortized carrying amount of the fully vested warrants issued to AOL and recorded a $2.1 million impairment charge in the second quarter of 2002.  Accordingly, we expect amortization expense for the fourth quarter of 2002 to be less than $0.1 million, the majority of which will consist of the amortization of internal use capitalized software development costs.  Total quarterly depreciation and amortization expense for the fourth quarter of 2002 is expected to be approximately $0.6 million.

OPERATING INCOME (LOSS).  Operating income for the current quarter was $0.7 million compared to an operating loss of $50.8 million in the prior year.  Excluding impairment charges and non-cash charges for stock compensation and depreciation and amortization, operating income would have been $1.2 in the current quarter compared to an operating loss of $5.2 million in the prior year.  Operating loss for the nine-month period ended September 30, 2002 was $9.0 million compared to $74.1 million in the prior year.  Excluding impairment charges and non-cash charges for stock compensation and depreciation and amortization, operating loss would have been $1.0 million for the nine-month period ended September 30, 2002 compared to $11.5 million in the prior year.

Earnings before interest, taxes, depreciation, amortization, discontinued operations, impairment losses and other non-cash charges related to stock compensation and equity in net loss of affiliates (“EBITDA”) was positive $1.2 million in the current quarter compared to negative $5.2 million in the prior year.

EBITDA from our outsourced portals segment was a positive $3.4 million in the current quarter and increased by approximately $1.6 million from the prior year primarily due to same state revenue growth and positive contributions from portals that began generating substantive revenues after September 30, 2001 including our Oklahoma and Rhode Island portals.  EBITDA from our outsourced portals segment was a positive $9.8 million for the nine-month period ended September 30, 2002 and increased by approximately $6.7 from the prior year primarily due to same state revenue growth and a full nine months of contributions in the current year from our portals in Hawaii, Idaho, Montana, Oklahoma, Rhode Island and Tennessee.

EBITDA from our Products segment for the nine-month period ended September 30, 2002 was negatively affected by a $4.3 million charge relating to our corporate filings business as further discussed above.  EBITDA for the three- and nine-month periods ended September 30, 2001 was negatively affected by a $3.4 million charge relating to our corporate filings business as further discussed above.  Excluding these charges, EBITDA from our products segment would have been near breakeven for the three- and nine-month periods ended September 30, 2002 compared to negative $0.6 million and negative $2.3 million for the three- and nine-month periods ended September 30, 2001.  This improvement in EBITDA in the current year periods was primarily the result of our restructuring and cost reduction efforts in these businesses over the past year, and the impact of new business in our corporate filings business, which benefited this year from its five-year, $25 million contract with the California Secretary of State, and our ethics & elections business, which benefited from the commencement of its five-year, $3.75 million contract with the State of Michigan.  Partially offsetting these improvements was a decrease in EBITDA from our commercial vehicle compliance business, which we have decided to close.

Positive EBITDA from our AOL segment for the nine-month period ended September 30, 2002 primarily reflects higher advertising revenues in the current year and decreased carriage fee expenses in the current quarter as compared to the prior year, as further discussed under the analysis of cost of software and services revenues above.  Beginning in the second quarter of 2001, our share of revenues generated from AOL’s sale of advertisement through Government Guide had increased steadily on a sequential quarterly basis.  However, in the second quarter of 2002, revenues from our AOL business decreased precipitously as compared to prior quarters.  As previously discussed, we anticipate decreased quarterly revenues and EBITDA, as compared to the prior year, from our AOL business for the foreseeable future due to continued weakness in the online advertising market.

Corporate level expenses decreased in the current year periods as further discussed under the analysis of selling and administrative expenses above.

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

Our investment in eGS as September 30, 2002 was approximately $0.2 million.  If capital needs arise, we would be required to make approximately $0.2 million in additional cash capital contributions to eGS.  eGS is in the early stage of operations and is incurring net losses.  Our investment in

E-Filing.com as of September 30, 2002 was approximately $0.9 million.  Although E-Filing.com is incurring net losses, the losses are relatively small and the business has sufficient financial resources to continue to operate for a significant length of time.  We regularly review the carrying value of these equity method investments and record impairment losses when events and circumstances indicate that such assets are impaired. To date, we have not recorded any such impairment losses on our investments in E-Filing.com and eGS.

INCOME TAXES.  The income tax provision in the current quarter was slightly more than the amount customarily expected primarily because of expenses that are not deductible for tax purposes.  In the prior year periods, the income tax benefit was less than the amount customarily expected primarily because of expenses that are not deductible for tax purposes including amortization of goodwill from the March 31, 1998 exchange offer, the Conquest merger, the SDR acquisition, the IDT acquisition, and certain stock compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $6.3 million for the nine-month period ended September 30, 2002 compared to $10.6 million in the prior year.  The improvement in operating cash flow is primarily the result of a year-over-year reduction in our operating loss (excluding non-cash charges) that was partially offset by a negative net change in operating assets and liabilities as compared to the prior year.  Contributing to this negative net change was a decrease in accrued expenses in the current period.  This decrease was attributable to several factors including bonus payments made to our outsourced portal employees in April 2002 pursuant to a 2001 incentive compensation plan, employee severance costs relating to our discontinued eProcurement business, and payments to subcontractors for project expenditures in our corporate filings business (as further discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q) including project expenditures related our contract with the California Secretary of State.  The increase in accounts receivable in the current period was mainly attributable to an increase in revenues from our portal business in the current period as compared to the prior year, and more specifically to our Hawaii, Oklahoma and Rhode Island portals, which began to generate substantive revenues in the current period.

The Company recognizes revenue from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three-month periods ended September 30, 2002 and December 31, 2001 were approximately $38.6 million and $27.8 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-months periods ended September 30, 2002 and December 31, 2001 was 35 and 40, respectively.

Cash used in investing activities for the current period was $3.9 million, primarily reflecting net purchases of marketable securities and purchases of property and equipment.  In conjunction with our contract with the California Secretary of State, in March 2002, we issued a $5 million letter of credit as collateral for a performance bond required by the contract. The letter of credit is fully collateralized by our marketable securities.  Investing activities in the prior year resulted in net cash generated of approximately $12.0 million, reflecting $18.7 million in net maturities of our marketable securities portfolio used for funding operations and for purchases of property and equipment.  Investing activities for the prior year also reflect approximately $5.7 million in capitalized software development costs mainly from our NIC Commerce, NIC Conquest and NIC Technologies subsidiaries.

Financing activities in the current period resulted in net cash generated of approximately $1.4 million, primarily reflecting $1.6 million in proceeds from the exercise of employee stock options (see Note 8 in the Notes to Consolidated Financial Statements included in this Form 10-Q) offset by payments on our bank note payable.

At September 30, 2002, our total cash and marketable securities balance was $15.5 million compared to $21.3 million at December 31, 2001.  At September 30, 2002, we had pledged all of our marketable securities ($7.2 million) as collateral for letters of credit, our line of credit in conjunction with a corporate credit card agreement, and our bank note payable.

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

We believe that our current financial resources will be sufficient to operate the business until we become cash flow positive.  Although we expect to have net income for the balance of 2002, we anticipate that our cash balances may decrease modestly for the remainder of the current year.  This reflects expected working capital swings due to continued project expenditures from our NIC Conquest business (as further discussed in Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-Q) and the terms of our five-year contract with the California Secretary of State, which back-ends some of the larger payments.

We have explored a number of financing alternatives to provide us additional working capital flexibility and the resources to pursue opportunities that may accelerate our growth and profitability.  As further discussed in Note 8 in the Notes to Consolidated Financial Statements included in this Form 10-Q, in October 2002, we entered into an agreement with a new bank to refinance all of our current letters of credit and expect to obtain a $0.5 million working capital line of credit.  In addition, we expect to refinance our term note payable with the new bank, which had a balance of approximately $0.6 million at September 30, 2002.  The new financing arrangement will increase the Company’s unrestricted cash balance by more than $1 million, by releasing funds which had been previously restricted as collateral to secure letters of credit and the note payable.

Any projections of future cash flows are subject to substantial uncertainty.  If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities, or increase our working capital line of credit. The sale of additional equity securities could result in dilution to the Company’s shareholders.  From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses.  Acquisitions or investments might impact the Company’s liquidity requirements or cause the Company to sell additional equity securities or issue debt securities.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

ITEM 4.  CONTROLS AND PROCEDURES

a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NIC’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, NIC’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

b)  CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date, there have not been any significant changes in NIC’s internal controls or in other factors that could significantly affect such controls.

PART II.  OTHER INFORMATION

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

NIC INC.

Dated: November 14, 2002	/s/ Eric J. Bur
Eric J. Bur
Chief Financial Officer

Dated: November 14, 2002	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Vice President, Financial Operations and Chief Accounting Officer

I, Jeffery S. Fraser, certify that

1.  I have reviewed this quarterly report on Form 10-Q of NIC Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Jeffery S. Fraser
Jeffery S. Fraser
Chief Executive Officer

I, Eric J. Bur, certify that

1.  I have reviewed this quarterly report on Form 10-Q of NIC Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Eric J. Bur
Eric J. Bur
Chief Financial Officer