Form 10-K
period 2002-12-31
NIC INC
filed 2003-03-20
CIK 1065332

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transaction period from      to

                        Commission file number 000-26621

                                   ----------
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
              None                            None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share
                                (Title of Class)
                                ----------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, as of March 17, 2003, was approximately $51,427,000 (based on the closing price for shares of the registrant's common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 17, 2003, 58,315,914 shares of the registrant's common stock, no par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be issued in connection with its Annual Meeting of Shareholders to be held in 2003 are incorporated by reference into Part III of this Form 10-K.

     Except as otherwise stated, the information contained in this Form 10-K is as of March 17, 2003.

================================================================================

                               TABLE OF CONTENTS
                                   NIC INC.
                            FORM 10-K ANNUAL REPORT

                                                                                                       Page
                                                                                                       ----
                                                    PART I
Item 1    Business ..................................................................................    1
Item 2    Properties ................................................................................   24
Item 3    Legal Proceedings .........................................................................   24
Item 4    Submission of Matters to a Vote of Security Holders .......................................   24

                                                   PART II
Item 5    Market for Registrant's Common Equity and Related Shareholder Matters .....................   25
Item 6    Selected Consolidated Financial Data ......................................................   25
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations .....   26
Item 7A   Quantitative and Qualitative Disclosures About Market Risk ................................   42
Item 8    Consolidated Financial Statements and Supplementary Data ..................................   43
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......   78

                                                   PART III
Item 10   Directors and Executive Officers of the Registrant ........................................   78
Item 11   Executive Compensation ....................................................................   78
Item 12   Security Ownership of Certain Beneficial Owners and Management ............................   78
Item 13   Certain Relationships and Related Transactions ............................................   78
Item 14   Controls and Procedures ...................................................................   79

                                                   PART IV
Item 15   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................   79

                   CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements about events, products or financial performance that may not exist, or may not have occurred. For example, statements like we "expect," we "believe," we "plan," we "intend" or we "anticipate" are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: competition issues discussed on pages 12 to 13; government regulation discussed on page 13; intellectual property and proprietary rights discussed on pages 13 to 14; the specific risk factors discussed on pages 14 to 23; and commitments and contingencies described in Notes 5, 10, 11, 12 and 14 to the consolidated financial statements included in this Form 10-K.

                                    PART I

ITEM 1. BUSINESS

The Company

     NIC Inc. (formerly National Information Consortium, Inc.) was formed on December 18, 1997, for the sole purpose of affecting an exchange of common stock, in a transaction referred to as the Exchange Offer, to combine under common ownership five separate affiliated entities under which we conducted our business operations. The five companies were National Information Consortium USA, Inc., Kansas Information Consortium, Inc., Indiana Interactive, Inc., Nebraska Interactive, Inc. and Arkansas Information Consortium, Inc. The Exchange Offer was consummated on March 31, 1998, and has been accounted for as a business combination. National Information Consortium USA, Inc. is the entity whose shareholders received the largest portion of the Company's common stock shares and was treated as the accounting acquirer with the purchase method of accounting being applied to the four other companies. On July 20, 1999, we completed our initial public offering, selling an aggregate of 10 million new shares of common stock for net proceeds of approximately $109.4 million after deducting underwriting discounts, commissions and expenses.

     Our Internet address is www.nicusa.com. Through this internet Web site, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission.

Business Overview

     We are a provider of electronic government services that help governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. We accomplish this currently through two divisions: our portal outsourcing businesses and our software and services businesses. In our primary business, portal outsourcing, we enter into contracts with governments and on their behalf design, build and operate Web-based portals. These portals consist of Web sites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver's license records or filing a government-mandated form or report. Our unique self-funding business model allows us to reduce our government clients' financial and technology risks and obtain revenues by sharing in the fees we generate from electronic government services. Our clients benefit because they gain a centralized, customer-focused presence on the Internet. Businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments.

     Currently, we have contracts to provide portal outsourcing services for eighteen states and nine local governments. We typically enter into three to five year contracts with our government clients and manage operations for each contractual relationship through separate subsidiaries that operate as decentralized business units with a high degree of autonomy. We intend to increase our revenues by marketing our portal outsourcing services to new states and municipalities and by delivering new products and services to a growing number of government entities within our existing contractual relationships.

     Our software and services businesses currently include our corporate filings, ethics & elections, transportation and AOL businesses. During 2002, we exited our eProcurement business, NIC Commerce, and closed down the majority of our transportation business, IDT, as part of a broader strategic refocusing of the Company on its profitable core outsourced portal business. Our corporate filings business, NIC Conquest, is a provider of software applications and services for electronic filings and document management solutions for governments. Our corporate filings business focuses on Secretaries of State, whose offices are state governments' principal agencies for corporate filings. Our ethics & elections business, NIC Technologies, designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies. Also included in our software and services segment is our AOL division. In August 2000, we entered into a three-year agreement with America Online, Inc. to deliver government information, services and applications through AOL's Government Guide.

     We expanded rapidly following our initial public offering in July of 1999 and have incurred substantial net losses primarily as a result of our acquired software and services businesses. Throughout this time period, our core outsourced portal operations have also grown and have been profitable. As part of a broader strategic refocusing of the Company on our profitable core outsourced portal business, we became profitable in the second half of 2002. We expect the Company to be profitable in 2003 and have focused the business on operations we believe have demonstrable ability to produce positive net income and cash flow in the future.

Segment Information

     Our three reportable segments as of and for the year ended December 31, 2002 consisted of our portal outsourcing segment, eGovernment products segment and AOL segment. The portal outsourcing segment includes the Company's subsidiaries that operate outsourced state and city-county government portals and the corporate divisions that support portal operations. The eGovernment products segment includes our corporate filings, ethics & elections and transportation businesses. Although we decided to close our transportation business in 2002, it did not qualify as a discontinued operation at December 31, 2002. In the second quarter of 2002, the results of operations of our eProcurment business, NIC Commerce, were classified as discontinued operations. NIC Commerce's operations were previously reported in the eProcurement segment. For additional information relating to our reportable segments, refer to Note 17 in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Growth of the Internet, electronic commerce and eGovernment

     The Internet has emerged as a global medium, enabling millions of people worldwide to share information, communicate and conduct business electronically. According to market research firm Nielsen/Netratings, more than 580 million people worldwide had access to the Internet in December 2002. By 2004, research firm eMarketer predicts that 725 million people worldwide will use the Internet. This growth is expected to be driven by the large and growing number of PCs installed in homes and offices, the decreasing cost of PCs, easier, faster and cheaper access to the Internet, improvements in network infrastructure, the proliferation of Internet content and the increasing familiarity with and acceptance of the Internet by governments, businesses and consumers.

     In the United States, the U.S. Census Bureau estimates that 51% of households had at least one computer in August 2000, and 49 million households connected to the Internet on a weekly basis. A survey conducted by research firm Harris Interactive in November 2002 found that 66% of U.S. adults are connected to the Internet, and a total of 168 million Americans consider themselves active Web users. The same study found that Internet usage in the United States grew by 3% in 2002, which equates to nearly 10 million new online users.

     The volume of electronic commerce has grown in parallel with the Internet itself. According to market research firm Gartner, Inc., the total worldwide value of goods and services transacted online between businesses is expected to reach $3.6 trillion in 2003. By 2005, business-to-business worldwide eCommerce is expected to surpass $8.5 trillion. Market research firm BizRate placed the value of consumer online retail purchases in 2002 at $47.9 billion, up 34% over the $35.9 billion in online retail purchases in 2001.

     Similar growth trends are seen for electronic government. Gartner, Inc., predicts that spending on state and local government information technology initiatives will exceed $50 billion in 2005 and spending for hardware, software and services will reach $6.2 billion by 2005. In a December 2002 survey, the Pew Internet and American Life Project found that 62% of all Internet users in the Unites States had sought information directly from a local, state or federal government Web site during the last three months. In the same survey, 65% of all Americans said they expect to find relevant information and services when they visit a government Web site.

Emergence of the Internet as a medium for electronic government

     The growing acceptance of the Internet and electronic commerce presents a significant opportunity for the development of electronic government, in which government agencies conduct transactions and distribute information over the Internet. By using the Internet, government agencies can increase the number and efficiency of interactions with constituents without increasing expenditures or demands on current personnel. In addition, regardless of physical distance, businesses and citizens can obtain government information quickly and easily over the Internet. For example, motor vehicle administrators can provide instantaneous responses to auto insurers' requests for driving record data by allowing controlled access to government databases through the Internet. This Internet-based interaction reduces costs for both government and users and decreases response times compared to providing the same data by mail or special purpose dial-up computer connections.

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

     We believe traditional private sector services generally do not address the unique needs of electronic government. Most service providers do not fully understand and are not well-equipped to deal with the unique political, regulatory and security structures of governments. These providers, including large systems integrators, typically take a time-and-materials, project-based pricing approach that may not adequately balance the responsiveness to change of a successful Internet business with the longer time horizons and extended commitment periods of government projects.

What We Provide to Governments

     In our core portal outsourcing segment, we provide Internet-based electronic government services that meet the needs of governments, businesses and citizens. The key elements of our service delivery are:

Customer-focused, one-stop government portal

     Using our marketing and technical expertise and our government experience, we develop, build and operate portals for our government clients that are designed to meet their needs as well as those of businesses and citizens. Our portals are designed to create a single point of presence on the Internet for our government clients that allows businesses and citizens to reach the Web site of every government agency in a specific jurisdiction from one online location. We employ a common look and feel in the Web sites of all government agencies associated with our government portals and make them useful, appealing and easy to use. In addition to developing and managing the government portal, we develop applications that, in one location on the Internet, allow businesses and citizens to complete processes that have traditionally required separate interaction with several different government agencies. These applications also permit businesses and citizens to conduct transactions with government agencies and to obtain information 24 hours per day and seven days per week. We also help our government clients to generate awareness and educate businesses and citizens about the availability and potential benefits of electronic government services.

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

Our Strategy

     Our objective is to strengthen our position as the leading provider of Internet-based electronic government services. Key strategies to achieve this objective include:

Obtain 100% renewal of all current outsourced government portal contracts

     We will strive to obtain renewal of all currently profitable outsourced government portal contracts. In the history of our company, we have never lost a contract renewal opportunity or re-bid process and are very proud of our highly referencable listing of more than 25 state and local government partners. As recently as December 2002, we signed a new contract for up to seven years with Kansas, which became our first state partner back in 1991.

Continue to add new government clients

     We intend to increase the number of government clients by leveraging our strong relationships with current government clients, our reputation for providing proven electronic government services and our technology and government process knowledge base. Our portals and our other filing applications are designed to deliver our services quickly, easily and cost-effectively to new federal, state and local governments and agencies. We intend to continue marketing our products and services to new local governments, states, multi-state cooperative organizations and federal agencies. Our expansion efforts include developing relationships and sponsors throughout an individual government entity, pursuing strategic technology alliances, making presentations at conferences of government executives with responsibility for information technology policy, and developing contacts with organizations that act as forums for discussions between these executives. On January 30, 2003, we entered into a two-year portal outsourcing contract, which includes renewal options for up to eight additional years, with the Commonwealth of Kentucky.

Increase transactional revenues from our government portals and filing applications

     We intend to increase transactional revenues from our government portals and through our filing systems with both expanded marketing initiatives and new product offerings. We will continue to work with our government clients to create awareness of the online alternatives to traditional government interaction through initiatives such as informational brochures, government voicemail recordings and inclusion of Web site information on government communication materials. In addition, we will continue to update our portals to highlight new government service information provided on the portals. We plan to work with professional associations to directly and indirectly communicate to their members the potential convenience, ease of use and other benefits of the services our portals offer.

Broaden and standardize product and service offerings

     We plan to continue our development of new online transactional products and services that enable government agencies to interact more effectively and efficiently with businesses, citizens and other government agencies. We will increase and improve our development efforts by leveraging our experience, developing strategic technology alliances, deepening the knowledge base that we have developed from our existing operations, standardizing our eGovernment service offerings, and coordinating our application development process across all Company operations. We will continue to work with government agencies, professional associations and other organizations to better understand the current and future needs of our customers.

Continue to aggressively grow operating margins and profitability

     In addition to driving profitability growth through high adoption of existing revenue generating applications and deployment of new revenue generating applications, we will continue to drive cost containment efforts throughout the Company and maintain a lean organizational structure that fosters entrepreneurial decision-making and innovation and accentuates the strong financial leverage of our business model.

Government Contracts

Our portal outsourcing businesses

     Through our portal outsourcing businesses, we currently have contracts with 26 state and local government agencies. At December 31, 2002, we provided outsourced government portal services through the following portals:

                                           Year
                                         Services
Portal Name                             Commenced            Web Address
-----------                             ---------    ---------------------------
Alabama                                    2002                  www.Alabama.gov
Vermont                                    2002                  www.Vermont.gov
New Hampshire                              2002               www.NHlicenses.com
                                                           www.NHfishandgame.com
Washtenaw County, Michigan                 2002               www.eWashtenaw.com
Florida Association of Court Clerks        2002          www.MyFloridaCounty.com
Des Moines, Iowa                           2002                    www.DMgov.com
Iowa County Treasurers                     2002           www.IowaTreasurers.org
Corpus Christi, Texas                      2002                  www.ccTexas.com
Rhode Island                               2001                       www.RI.gov
City of Tampa                              2001                 www.TampaGov.net
Kent County, Michigan                      2001               www.accessKent.com
Dallas County, Texas                       2001             www.DallasCounty.org
Oklahoma                                   2001             www.YourOklahoma.com
Montana                                    2001       www.DiscoveringMontana.com
Tennessee                                  2000         www.TennesseeAnytime.org
Hawaii                                     2000               www.eHawaiiGov.org
Idaho                                      2000              www.accessIdaho.org
Utah                                       1999                     www.Utah.gov
Maine                                      1999                    www.Maine.gov

                                                Year
                                              Services
Portal Name                                  Commenced         Web Address
-----------                                 -----------   ----------------------
Arkansas                                        1997      www.accessArkansas.org
Indianapolis and Marion County, Indiana         1997            www.CivicNet.net
Iowa                                            1997           www.IOWAccess.org
Virginia                                        1997          www.myVirginia.org
Indiana                                         1995                  www.IN.gov
Nebraska                                        1995            www.Nebraska.gov
Kansas                                          1992        www.accessKansas.org

     On January 30, 2003, the Company also entered into a two-year portal outsourcing contract, including renewal options for up to an additional eight years, with the Commonwealth of Kentucky.

     Each of these government portals operates under a separate contract that generally has an initial term of three to five years. Under a typical contract, a government agrees that:

     o we have the right to develop a comprehensive Internet portal owned by that government to deliver electronic government services;

     o the portal we establish is the primary electronic and Internet interface between the government and its citizens;

     o it advocates the use of the portal for all commercially valuable applications in order to support the operation and expansion of the portal;

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

     Currently, under our contracts with the states of Iowa, New Hampshire and Vermont, Kent and Washtenaw Counties, and Corpus Christi, Texas, we provide consulting, development and management services for these government portals predominantly under a fixed-price model. However, under our renewed contract with the state of Iowa, we anticipate transaction-based revenues beginning in 2003.

     We typically own all the software we develop under our government portal contracts. After completion of the initial contract term, our government clients typically receive a perpetual, royalty-free license to use the software only in their own portals.

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

Our software and services businesses

Corporate filings

     Our corporate filings business, NIC Conquest, focuses on secretaries of state, whose offices are state governments' principal agencies for corporate filings. We have installed or are in the process of installing software applications for Web-enabling the back-office systems and processes for business-to-government filings with the following states: Arkansas, California, Colorado, Indiana, Iowa, Kansas, Montana, Nebraska, New York, Oklahoma, South Dakota, Texas and Wisconsin.

     In September 2001, we were awarded a five-year contract by the California Secretary of State to develop and implement a comprehensive information management and filing system. The contract to build an information management and retrieval system for the Business Programs Division of the California Secretary of State is valued at approximately $25 million and is the largest government contract we have ever been awarded. This award is both the nation's largest state eGovernment filing initiative on record and the most comprehensive secretary of state filing system project in the United States. The new Web-enabled document management and filing system will increase efficiency and reduce expenses for California by eliminating paperwork and decreasing processing and turnaround times. Upon completion, the new system will allow agency customers, primarily from the banking and legal communities, to search, retrieve, and submit documents online. Customers will also be able to pay fees for a variety of transactions, including new incorporation document filings, trademark registrations, and Uniform Commercial Code filings. The contract includes comprehensive back office document and revenue management systems, Web and Internet applications that will take approximately 90% of the agency's Business Programs Division's services online, and imaging and indexing of more than ten million historical document pages. As part of the contract, we also will provide three years of onsite support and maintenance for the system.

Ethics & elections

     Our ethics & elections business, NIC Technologies, designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies. Our current government clients include the Federal Election Commission (www.FEC.gov) and the state of Michigan. We have also installed filing systems in several other governments including Arkansas, California, Hawaii, Illinois, Louisiana, Oklahoma, Texas and British Columbia.

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

     Our portals are designed to provide user-friendly and convenient access to in-demand government information and services and include numerous fee-based transaction services and applications that we have developed. These fee-based services and applications allow businesses and citizens to access constantly changing government information and to file necessary government documents, including driver's license record retrieval, motor vehicle registration renewal, tax return filings, and permit applications. The types of products and services and the fees charged vary in each jurisdiction according to the unique preferences of that jurisdiction. In an effort to reduce the frustration businesses and citizens often encounter when dealing with multiple government agencies, we handle cross-agency communications whenever feasible and shield businesses and citizens from the complexity of older, mainframe-based systems that agencies commonly use, creating an intuitive and efficient interaction with governments.

     Some of the products and services we currently offer in different jurisdictions include:

Product or Service                     Description                             Primary Users
------------------                     -----------                             -------------
Driver's License Records Retrieval     For those legally authorized            Insurance companies
                                       businesses, this service offers
                                       controlled instant look-up of
                                       driving records. Includes
                                       commercial licenses.

Vehicle Title, Lien & Registration     Provides controlled interactive         Insurance companies, lenders,
                                       title, registration and lien            citizens
                                       database access. Permits citizens
                                       to renew their vehicle
                                       registrations online.

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

Health Professional License            Allows users to search databases        Hospitals, clinics, health insurers,
 Services                              on several health professions to        citizens
                                       verify license status.

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

Professional License Renewal           Permits professionals to renew          Attorneys, doctors, nurses,
                                       their licenses on line using a          architects and other licensed
                                       credit card.                            professionals

Driver's License Renewal               Permits citizens to renew their         Citizens
                                       driver's license on line using a
                                       credit card.

Motor Fuel EDI Project                 Allows motor fuel carriers to file      Motor fuel carriers
                                       their tax reports electronically.

Limited Criminal History Searches      For those legally authorized,           Schools, governments, human
                                       provides users with the ability to      resource professionals, nonprofits
                                       request and obtain a limited            working with children or
                                       criminal history report on a            handicapped adults
                                       specified individual.

Online Birth Certificate               Processes an online request for an      Citizens
                                       official birth certificate, charging
                                       the user's credit card.

     One of the largest consumers of our products and services is ChoicePoint, a data reseller that uses our electronic government portals to access motor vehicle records for sale to the auto insurance industry. Currently, ChoicePoint has entered into contracts with the networks our subsidiaries operate to request these records from the states of Alabama, Arkansas, Hawaii, Idaho, Indiana, Kansas, Maine, Montana, Nebraska, Oklahoma, Rhode Island, Tennessee, Utah and Virginia. Under the terms of these contracts, we provide ChoicePoint with driver's license and traffic records that vary by contract, for fees that currently range from $3.00 to $18.00 per record requested. We typically collect the entire fee, of which a certain portion is remitted to the state. Each of these contracts may be terminated at any time after 60-days' notice and may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, each of these contracts is immediately terminable if the state statute allowing for the public release of these records is repealed.

     In addition to these products and services, we also provide customer service and support. Our customer service representatives serve as a liaison between our government clients and businesses and citizens. Representatives are available 24 hours a day, seven days a week to address any problems that might arise on the portals we operate.

Our software and services businesses

Corporate filings

     Our corporate filings business develops and delivers applications that improve the back-office administration of government records and better enables electronic filing and distribution of corporations and UCC records. It focuses on Secretaries of State, whose offices are state governments' principal agencies for corporate filings.

Ethics & elections

     Our ethics & elections business designs and develops online campaign expenditure and ethics compliance systems for federal, state and local government agencies. We currently provide outsourcing services to maintain and operate our filing installations with the Federal Election Commission and the state of Michigan.

AOL

     Through our alliance with America Online, Inc., we deliver government information, services and applications through AOL's Government Guide (www.governmentguide.com). NIC and AOL share revenues generated from the license or sale of advertisement on or through the Government Guide.

Revenues

     We currently derive revenue from four main sources:

     o    transaction-based fees;

     o    fees for managing electronic government operations;

     o    fees for application development; and

     o    advertising fees from AOL.

     In most of our outsourced portal businesses, our revenues are generated from transactions, which generally include the collection of transaction-based and subscription fees. The highest volume, most commercially valuable service we offer is access to motor vehicle records through our insurance industry records exchange network. This service accounted for approximately 56% of our consolidated revenues in 2000, 46% in 2001 and 47% in 2002. ChoicePoint, which resells these records to the auto insurance industry, accounted for approximately 39% of revenues in 2000, 31% in 2001 and 34% in 2002. In 2002, transaction-based revenues accounted for approximately 64% of our consolidated revenues.

     In our other operations, revenues are derived primarily from fees for managing electronic government operations, software licensing and maintenance fees, fees for application development and hosting, and advertising fees. In 2002, these revenues accounted for approximately 36% of our consolidated revenues.

Sales and Marketing

     We have two primary sales and marketing goals:

     o to develop new sources of revenue through new government relationships; and

     o to retain and grow our revenue streams from existing government relationships.

     We have well-established sales and marketing processes for achieving these goals, which are managed by our national sales division and a marketing department within most of our outsourced portal business units.

Developing new sources of revenue

     We focus our new government sales and marketing efforts on increasing the number of state, local, federal and international governments and government agencies that are receptive to a public/private model for delivering information and/or completing transactions over the Internet. We meet regularly with interested government officials to educate them on the public/private model and its potential advantages for their jurisdictions. Members of our management team are also regular speakers at conferences devoted to the application of Internet technologies to facilitate the relationship between governments and their citizens. In states where we believe interest is significant, we seek to develop supportive, educational relationships with professional and business organizations that may benefit from the government service improvements our service delivery strategy can produce. We also focus our marketing efforts on key government decision makers through the use of print media and corporate communications.

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

Strategic Acquisitions and Alliances

     Since going public in July 1999, we acquired four companies that comprised the majority of our software and services division. In 2002, we exited certain of these businesses (eProcurment and transportation) and completed the restructuring of the others as part of a broader strategic refocusing of the Company on our profitable core outsourced portal business. In the last four years, we also have formed strategic alliances with several companies, including AOL. We currently deliver state government information, services and applications through AOL's Government Guide. For additional information on our acquisitions, investments and strategic alliances, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements included in this Form 10-K

Technology and Operations

     Over the past 11 years, we have made substantial investments in the development of Internet-based applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the Internet, Internet security, Web-to-legacy system integration, Web-to-mainframe integration, database design, Web site administration and Web page development. Within this scope, we have developed and implemented a comprehensive Internet portal framework for governments, and a broad array of stand-alone services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored portal services that keep our clients on the forefront of electronic government.

     Each of our government clients has unique priorities and needs in the development of its electronic government services. More than half of our employees work in the Internet services and applications development and technology operations areas, and most are focused on a single government client's application needs. Our employees develop an understanding of a specific government's application priorities, technical profiles and information technology personnel and management. At the same time, all of our development directors are trained by experienced technical staff from our other operations on our standard technical framework, and there is frequent and growing communication and cooperation, which ensures that our government clients can make use of the most advanced electronic government services we have developed throughout our organization.

     Most of our portals and applications are physically hosted in each jurisdiction in which we operate on servers that we own or lease. We also provide links to sites that are maintained by government agencies or organizations that we do not manage. Our business units provide uninterrupted online service 24 hour per day and seven days a week, and all of our operations maintain fault-tolerant, redundant systems, with thorough backup and security and disaster recovery procedures.

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

     o    the unique understanding of government needs;

     o    the quality and fit of electronic government services;

     o    the speed and responsiveness to the needs of businesses and citizens;
          and

     o    cost-effectiveness.

     We believe we compete favorably with respect to the above-listed factors. In most cases, the principal substitute for our services is a government-designed and managed service that integrates other vendors' technologies, products and services. Companies that have expertise in marketing and providing technical electronic services to government entities compete with us by further developing their services and increasing their focus on this piece of their business and market shares. Examples of companies that may compete and/or currently compete with us are the following:

     o large systems integrators, including American Management Systems and SAIC;

     o traditional software applications developers, including Microsoft and Oracle;

     o traditional consulting firms, including IBM, BearingPoint, and Accenture; and

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

     We have in the past received letters suggesting that we are infringing on the intellectual rights of others, and we may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our existing products without incurring liability to third parties, we cannot assure that our products and services do not infringe on the intellectual property rights of third parties.

     In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our products infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We cannot assure that we or our customers could obtain necessary licenses from third parties at a reasonable cost or at all.

     After termination of our contracts, it is possible that governments and their successors and affiliates may use their right of use license rights to the software programs and other applications we have developed for them in the operation of their portals to operate the portals themselves. Inadvertently, they also may allow our intellectual property or other information to fall into the hands of third parties, including our competitors. In one case, after completion of one of our government contracts, a government claimed that it owned all the software written by NIC employees pursuant to the contract, a claim we vigorously and successfully disputed.

Employees

     As of December 31, 2002, we had 288 full-time employees, of which 26 were working in corporate operations 47 were in our software and services businesses and 215 were in our outsourced portal businesses. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Other Factors Affecting Our Business

We have incurred significant net losses in the past

     We expanded rapidly following our initial public offering in July 1999 and have incurred substantial net losses primarily as a result of our acquired software and services businesses. We incurred net losses of approximately $7.6 million for the year ended December 31, 2002, $77.4 million for the year ended December 31, 2001, $40.3 million for the year ended December 31, 2000 and $10.7 million for the year ended December 31, 1999. However, as part of a broader strategic refocusing of the Company on our profitable core outsourced portal business during 2002, we exited our eProcurement business, NIC Commerce, closed our transportation business, IDT, and restructured the other software and services businesses in an effort to accelerate our path to profitability. As a result, the Company became profitable in the second half of 2002. Further, even though we expect to be profitable in 2003, we may not be able to sustain or increase profitability on a quarterly or annual basis thereafter. We will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve growing profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to become profitable on a long-term, sustained basis.

We may need more working capital to fund operations and expand our business

     We believe that our current financial resources will be sufficient to meet our present working capital and capital expenditure requirements for the next twelve months. However, we may need to raise additional capital before this period ends to further:

     o fund operations, including the costs to complete contracts in our NIC Conquest business, for which we have recently accrued significant losses under certain fixed-fee contracts, as further discussed below;

     o collateralize letters of credit, which the Company is required to post as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds;

     o support our expansion into other states and municipalities beyond what is contemplated in 2003 if unforeseen opportunities arise;

     o expand our product and service offerings beyond what is contemplated in 2003 if unforeseen opportunities arise;

     o    respond to unforeseen competitive pressures; and

     o acquire complementary businesses or technologies beyond what is contemplated in 2003 if unforeseen opportunities arise.

     Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new product and service offerings and potentially competing technological and market developments. However, any projections of future cash flows are subject to substantial uncertainty. If current cash, marketable securities, lines of credit and cash that will be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or increase our working capital line of credit. The sale of additional equity securities could result in dilution to the Company's shareholders. From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses. Acquisitions or investments might impact the Company's liquidity requirements or cause the Company to sell additional equity securities or issue debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds were not available on acceptable terms, our ability to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures would be significantly limited. This limitation could harm our business, results of operations and financial condition.

Our corporate filings business has incurred losses under its fixed-fee contracts in the past, and our results of operations could be harmed if the costs that this business incurs to meet contractual commitments exceed our current estimates

     Our corporate filings business, NIC Conquest, develops and delivers applications, typically for a fixed development fee, that improve the back-office administration of government records and better enable electronic filing and distribution of corporations and UCC records for secretaries of state. In the fourth quarter of 1998, we determined that the balance of revenues remaining to be recognized under our existing contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications. Estimated costs in excess of fixed contract prices of $1.3 million for completing these applications were expensed in the fourth quarter of 1998. We accrued additional anticipated losses of $1.1 million in 1999, $1.4 million in 2000, and $6.0 million in 2001 based on revised estimates relating to our then-existing contracts. In 2002, we accrued approximately $3.5 million in anticipated losses due to cost overruns on contracts in Arkansas, Minnesota and Oklahoma. We have fulfilled all obligations under our contract with the state of Minnesota and expect to complete the majority of the remaining work on our remaining two loss contracts with the states of Arkansas and Oklahoma by the end of the second quarter of 2003. It is possible that our costs will similarly exceed revenues in the future, as a result of unforeseen difficulties in the creation of an application called for in a contract, unforeseen challenges in ensuring compatibility with existing systems, rising development and personnel costs or other reasons. If this occurs, particularly on our contract with the California Secretary of State, which we currently expect to be profitable, our results of operations, financial condition and cash flows could be seriously harmed.

Our acquisitions and strategic alliances entail numerous risks and uncertainties

     As part of our business strategy, we have made and may continue to make acquisitions or enter into strategic alliances that we believe will complement our existing businesses, increase traffic to our government clients' sites, enhance our services, broaden our software and applications offerings or technological capabilities or increase our profitability. These acquisitions and future acquisitions or joint ventures could present numerous risks and uncertainties, including:

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

     We cannot be sure that any acquisitions we will announce will ultimately close. Moreover, even after we close such transactions, we cannot assure that we will be able to successfully integrate the new businesses or any other businesses, products or technologies we may acquire in the future. For example, in the third and fourth quarters of 2001, we recorded impairment losses totaling $37.0 million and $12.5 million, respectively, relating to our NIC Commerce, NIC Technologies and NIC Conquest businesses, all of which were acquired since the third quarter of 1999. Also, in the third quarter of 2000 and the fourth quarter of 2001, we recorded restructuring charges totaling $0.7 million and $0.4 million, respectively, relating to our NIC Commerce and NIC Technologies businesses. Additionally, in the second quarter of 2002, we recorded a $1.3 million impairment loss relating to our IDT business, which was acquired in October 2000, and an impairment loss totaling $3.0 million relating to our AOL business. For additional information on these impairment and restructuring charges, see Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Because we have portal outsourcing contracts with a limited number of states and local governments, the termination of certain of these contracts may harm our business

     Currently, the majority of our revenues are derived from the operation of our outsourced portal businesses. We have portal contracts with 27 state and local governments. These contracts typically have initial terms of three to five years with optional renewal periods of one to five years. However, any renewal is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period or, in some cases, upon passing legislation. Additionally, the contracts under which we provide management and development services can be terminated without cause on a specified period of notice. The loss of one or more of our larger government portal clients, if not replaced, could dramatically reduce our revenues. If these revenue shortfalls occur, our business and financial condition would be harmed. We cannot be certain if, when or to what extent governments might fail to renew or terminate any or all of their contracts with us.

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

We may be unable to sustain the usage levels of current products and services that provide a significant percentage of our revenues

     We obtain a high proportion of our revenues from a limited number of products and services. Transaction-based fees charged for access to motor vehicle records through our insurance industry records exchange network accounted for over 47% of our revenues for the year ended December 31, 2002 and are expected to continue to account for a significant portion of our revenues in the near future. Regulatory changes or the development of alternative information sources could materially reduce our revenues from this service. A reduction in revenues from currently popular products and services would harm our business, results of operations and financial condition.

If our potential customers are not willing to switch to or adopt our online governmental portals and other electronic services, our growth and revenues will be limited

     The failure to generate a large customer base would harm our growth and revenues. This failure could occur for several reasons. Our future revenues and profits depend upon the widespread acceptance and use of the Internet as an effective medium for accessing public information, particularly as a medium for government filings. We cannot assure that customer acceptance and use of the Internet will continue to grow. Additionally, we face intense competition in all sectors of our business. As a result, our efforts to create a larger customer base may be more difficult than expected even if we are perceived to offer products and services superior to those of our competitors. Further, because the government-to-citizen and government-to-business portal access and electronic filing market is relatively new, potential customers in this market may be confused or uncertain about the relative merits of each electronic government solution and of which solution to adopt, if any. Confusion and uncertainty in the marketplace may inhibit customers from adopting our solutions, which could harm our business, results of operations and financial condition.

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

Our portal revenues could be harmed as a result of severe government budget deficits

     Although the majority of our portal revenues are derived from fees we charge to users for transactions conducted through our portals, approximately 9% of our portal revenues in 2002 were derived from software development services paid directly to us by governments on a time-and-materials basis. In the event of severe budget deficits, our government clients may be required to curtail discretionary spending on such projects and our portal revenues could be harmed.

Because a major portion of our current revenues is generated from a small number of users, the loss of any of these users may harm our business and financial condition

     A significant portion of our revenues is derived from data resellers' use of our portals to access motor vehicle records for sale to the automobile insurance industry. For the year ended December 31, 2002, one of these data resellers, ChoicePoint, accounted for approximately 34% of our revenues. It is possible that these users will develop alternative data sources or new business processes that would materially diminish their use of our portals. The loss of all or a substantial portion of business from any of these entities would harm our business and financial condition.

We may lose the right to the content distributed through our outsourced portals, which is provided to us entirely by government entities

     We do not own or create the content distributed through our outsourced portals. We depend on the governments with which we contract to supply information and data feeds to us on a timely basis to allow businesses and citizens to complete transactions and obtain government information. We cannot assure that these data sources will continue to be available in the future. Government entities could terminate their contracts to provide data. Changes in regulations could mean that governments no longer collect some types of data or that the data is protected by more stringent privacy rules preventing uses now made of it. Moreover, our data sources are not always subject to exclusive agreements, so that data included in our products and services also may be included in those of our potential competitors. In addition, we are dependent upon the accuracy and reliability of government computer systems and data collection for the content of our portals. The loss or the unavailability of our data sources in the future, or the loss of our exclusive right to distribute some of the data sources, could harm our business, results of operations and financial condition.

The growth in our revenues may be limited by the number of governments that choose to provide electronic government services and to adopt our business model and by the finite number of governments with which we may contract for our electronic government services

     Although we have recently been awarded contracts to provide eGovernment services under our traditional self-funding public/private business model, our revenues are generated principally from contracts with state governments to provide electronic government services on behalf of those governments to complete transactions and distribute public information electronically. The growth in our revenues largely depends on government entities adopting our public/private model. We cannot assure that government entities will choose to provide electronic government services at all, or that they will not provide such services themselves without private assistance or adopting our model.

     In addition, as there is a finite number of states remaining with which we can contract for our services, future increases in our revenues will depend in part on our ability to expand our business model to include multi-state cooperative organizations, local governments and federal agencies and to broaden our product and service offerings to diversify our revenue streams across our lines of business. We cannot assure that we will succeed in expanding into new markets, broadening our product and service offerings, or that our services will be adaptable to those new markets.

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

     Even though we have diversified our business to include services and products that are not subject to the bidding process, we are still dependent on the bidding process for a significant part of our business. Therefore, any material delay in the bidding process, changes to the bidding practices and policies, the failure to receive the bid or the failure to execute a contract may disrupt our financial results for a particular period and harm our financial condition.

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

     o traditional consulting firms, including IBM, BearingPoint, and Accenture; and

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

     Due to the factors noted above, our revenues in a particular quarter may be lower than we anticipate and if we are unable to reduce spending in that quarter, our results of operations for that quarter may be harmed. One should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline.

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

     In addition, we expect that we will need to hire additional personnel in all areas in 2003, including general managers for new operations in jurisdictions in which we obtain contracts. We may not be able to retain our current key employees or attract, integrate or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies and positioning of our government portals and other services. This training will require substantial resources and management attention.

To be successful, we must develop and market comprehensive, efficient, cost-effective and secure electronic access to public information and new products and services

     Our success depends in part upon our ability to attract a greater number of Internet users to access public information electronically by delivering a comprehensive composite of public information and an efficient, cost-effective and secure method of electronic access and transactions. Moreover, in order to increase revenues in the future, we must continue to develop products and services that businesses and citizens will find valuable, and there is no guarantee that we will be able to do so. If we are unable to develop products and services that allow us to attract, retain and expand our current user base, our revenues and future results of operations may be harmed. We cannot assure that the products and services we offer will appeal to a sufficient number of Internet users to generate continued revenue growth. Our ability to attract Internet users to our government portals depends on several factors, including:

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

Deficiencies in our performance under a government contract could result in contract termination, reputational damage or financial penalties

     Each government entity with which we contract for outsourced portal services has the authority to require an independent audit of our performance. The scope of audits could include inspections of income statements, balance sheets, fee structures, collections practices, service levels and our compliance with applicable laws, regulations and standards. We cannot assure that a future audit will not find any material performance deficiencies that would result in an adjustment to our revenues and result in financial penalties. Moreover, the consequent negative publicity could harm our reputation among other governments with which we would like to contract. All of these factors could harm our business, results of operations and financial condition.

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

     We cannot assure that we will be successful in responding to the above technological and industry challenges in a timely and cost-effective manner. If we are unable to integrate new technologies and industry standards effectively, our results of operations could be harmed.

We depend on the increasing use of the Internet and on the growth of online government information systems. If the use of the Internet and electronic government information systems do not grow as anticipated, our business will be seriously harmed

     Our business depends on the increased acceptance and use of the Internet as a medium for accessing public information and completing government filings. Rapid growth in the use of the Internet is a relatively recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of individual and business customers may not adopt or continue to use the Internet as a medium for accessing government portals and other online services. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

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

We may be held liable for content that we obtain from government agencies

     Because we aggregate and distribute sometimes private and sensitive public information over the Internet, we may face potential liability for defamation, libel, negligence, invasion of privacy, copyright or trademark infringement, and other claims based on the nature and content of the material that is published on our outsourced government portals. Most of the agreements through which we obtain consent to disseminate this information do not contain indemnity provisions in our favor. These types of claims have been brought, sometimes successfully, against online services and Web sites in the past. We cannot assure that our general liability or errors and omissions insurance will be adequate to indemnify us for all liability that may be imposed. Any liability that is not covered by our insurance or is in excess of our insurance coverage could severely harm our business operations and financial condition.

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

Our systems may fail or limit user traffic, which could harm our business, results of operations and financial condition

     Most of our communications hardware and computer hardware operations for delivering our electronic government services are located individually in each state or city where we provide those services. We cannot assure that during the occurrence of fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events that the modem banks and direct dial-up connections we have to serve as back-up systems will not prevent damage to our systems or cause interruptions to our services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our government portals and could cause our clients to terminate agreements with us. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems.

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

ITEM 2. PROPERTIES

     Our principal administrative office occupies a total of approximately 3,000 square feet of leased space at 12 Corporate Woods, 10975 Benson Street, Suite 390, Overland Park, Kansas 66210. By the end of the second quarter of 2003, we expect to move our principal administrative office to another leased space in Olathe, Kansas that will occupy approximately 7,500 square feet. All of our subsidiaries also lease their facilities. We believe our current facilities are adequate to meet our needs for the foreseeable future. We do not anticipate acquiring property or buildings in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     Our stock trades on the Nasdaq National Market under the symbol "EGOV." The following table shows the range of high and low closing sales prices reported on the Nasdaq National Market for the periods indicated. On March 17, 2003, the closing price of our common stock was $1.67.

Fiscal Year Ended December 31, 2001        High          Low
-----------------------------------       ------       ------
First Quarter .......................     $ 5.13       $ 1.75
Second Quarter ......................     $ 3.06       $ 1.82
Third Quarter .......................     $ 3.60       $ 2.24
Fourth Quarter ......................     $ 3.57       $ 2.19

Fiscal Year Ended December 31, 2002        High          Low
-----------------------------------       ------       ------
First Quarter .......................     $ 4.50       $ 3.21
Second Quarter ......................     $ 4.45       $ 1.48
Third Quarter .......................     $ 1.79       $ 1.33
Fourth Quarter ......................     $ 2.24       $ 1.39

     As of March 17, 2003, there were approximately 216 holders of record of shares of our common stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Form 10-K. On March 31, 1998, we exchanged our common stock for the common stock of five affiliated companies in a transaction referred to as the Exchange Offer. Prior to the completion of the Exchange Offer, we were a holding company with no operations of our own. The Exchange Offer consolidated five business units as operating subsidiaries under a holding company. Prior to April 1, 1998, our historical financial information reflects the results of our business unit formed to pursue new business opportunities and not the results of our business units operating in Indiana, Kansas, Arkansas and Nebraska. In the second quarter of 2002, we exited our domestic eProcurement business entirely, and have classified the results of operations of NIC Commerce as discontinued operations for all periods presented. For additional information on the Exchange Offer, the acquisitions we have made since 1999 and discontinued operations, refer to Notes 4 and 5 in the Notes to Consolidated Financial Statements included in this Form 10-K.

                                                                             Year Ended December 31,
                                                      --------------------------------------------------------------------
                                                         1998           1999           2000           2001          2002
                                                      ---------      ---------      ---------      ---------      --------
                                                                      (in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues ....................................    $  8,148      $  14,576      $  23,341      $  37,020      $ 47,545
Operating loss ....................................      (7,205)       (14,153)       (45,280)       (87,502)       (7,930)
Loss from continuing operations ...................      (7,896)       (10,534)       (35,957)       (70,919)       (5,575)
Net loss ..........................................      (7,896)       (10,731)       (40,278)       (77,444)       (7,610)
Loss per share from continuing operations --
 basic and diluted ................................       (0.21)         (0.22)         (0.66)         (1.26)        (0.10)
Net loss per share -- basic and diluted ...........       (0.21)         (0.23)         (0.74)         (1.38)        (0.13)

                                                                                    December 31,
                                                      --------------------------------------------------------------------
                                                         1998           1999           2000           2001          2002
                                                      ---------      ---------      ---------      ---------      --------
Consolidated Balance Sheet Data:
Cash and cash equivalents .........................    $  1,311      $   9,527      $  13,878      $  17,236      $  9,559
Cash and cash equivalents -- restricted ...........          --             --             --             --         6,300
Marketable securities .............................          --         82,481         24,914          4,066           249
Total assets ......................................      17,249        133,661        143,792         81,814        74,456
Bank lines of credit ..............................       1,024             --             --             --            --
Long-term debt (includes current portion of
 notes payable/capital lease obligations) .........         745            458            217            888           533
Total shareholders' equity ........................      10,912        128,089        135,160         59,559        55,056

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution about Forward-Looking Statements

     This Form 10-K includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "believe," we "plan", we "intend" or we "anticipate" are forward-looking statements. Investors should be aware that actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully.

The Company

     We are a provider of electronic government services that help governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. We accomplish this currently through two primary divisions: our portal outsourcing businesses and our software and services businesses. In our core business, portal outsourcing, we enter into contracts with governments and on their behalf design, build and operate Web-based portals. We typically enter into three to five year contracts with our government clients and manage operations for each contractual relationship through separate subsidiaries that operate as decentralized business units with a high degree of autonomy. Our portals consist of Web sites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver's license records or filing a form or report. We typically market the services and solicit users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding up front investment and ongoing operational costs of the government portals. Our unique self-funding business model allows us to reduce our government clients' financial and technology risks and obtain revenues by sharing in the fees we generate from electronic government services. Our clients benefit because they gain a centralized, customer-focused presence on the Internet. Businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments.

     On behalf of our government clients, we enter into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services we provide and the division of revenues between the Company and the government agency. The government must approve prices and revenue sharing agreements. We generally own all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only. If our contract were not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company. In some cases, we enter into contracts to provide consulting, development and management services to government portals in exchange for an agreed-upon fee.

     Currently, we have contracts to provide portal outsourcing services for eighteen states and nine local governments. We intend to increase our revenues and profitability by marketing our portal outsourcing services to new states and municipalities, increasing adoption of existing portal applications and services, delivering new applications and services and expanding markets within our existing contractual relationships.

     Historically, our software and services businesses have included our eProcurement, corporate filings, ethics & elections, transportation and AOL businesses. In September 1999, we acquired the net assets of eFed, a provider of Internet-based procurement software and services for governments. eFed was renamed NIC Commerce and is wholly owned by NIC. In the second quarter of 2002, we exited our domestic eProcurement business entirely and have classified the results of operations of NIC Commerce as discontinued operations. In January 2000, we merged our Application Services Division with Conquest Softworks, LLC and renamed the company NIC Conquest. NIC Conquest, a wholly owned subsidiary of NIC and our corporate filings business, is a provider of UCC and corporation software applications and services that facilitate electronic filings and document management for secretaries of state. In May 2000, we acquired SDR Technologies, Inc., a provider of Internet-based applications for governments. SDR has been renamed NIC Technologies and is wholly owned by NIC. NIC Technologies, our ethics & elections business, designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies. In October 2000, we acquired Intelligent Decision Technologies, Ltd., or IDT, a provider of business-to-government reporting and filing software for the transportation industry. In the second quarter of 2002, we decided to wind down substantially all of IDT's operations. As of December 31, 2002, IDT did not qualify as a discontinued operation. All business acquisitions in 1999 and 2000 were accounted for as purchases and the results of the acquired companies' operations have been included in our consolidated statements of operations from the respective dates of acquisition. For additional information relating to our acquired businesses, refer to Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-K.

     In August 2000, we entered into a three-year agreement with America Online, Inc. to deliver government information, services and applications through AOL's Government Guide. For additional information on our agreement with AOL, refer to Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-K.

     We expanded rapidly following our initial public offering in July 1999 and have incurred substantial net losses primarily as a result of our acquired software and services businesses. Throughout this time period, our core outsourced portal operations have also grown and have been profitable. As part of a broader strategic refocusing on our profitable core outsourced portal business during 2002, we exited our eProcurement and transportation businesses and restructured the other software and services businesses in an effort to accelerate our path to profitability. We became profitable in the second half of 2002 but did not generate positive cash flow from operations in 2002. We expect the Company to be profitable in 2003 and have focused the business on operations we believe have demonstrable ability to produce positive net income and cash flow in the future. However, any projections of future results of operations and cash flows are subject to substantial uncertainty. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or increase our working capital line of credit. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Overview of Business Models and Revenue Recognition

     We classify our revenues and cost of revenues into two categories: (1) Portal and (2) Software and Services. The portal category includes revenues and cost of revenues primarily from our subsidiaries operating state and local government portals on an outsourced basis. The software and services category includes revenues and cost of revenues primarily from our corporate filings, ethics & elections, transportation and AOL businesses. We currently derive revenue from four main sources:

     o    transaction-based fees;

     o    fees for managing portal operations;

     o    fees for application development; and

     o    advertising fees from AOL.

     Each of these revenue types and the corresponding business models are further described below.

Our portal outsourcing businesses

     We categorize our portal revenues according to the underlying source of revenue. A brief description of each category follows:

     o DMV transaction-based: these are transaction fees from the sale of driver history records, referred to as DMV records, from our state portals to data resellers, insurance companies and other pre-authorized customers, and are generally recurring.

     o Non-DMV transaction-based: these are transaction fees other than from the sale of DMV records for transactions conducted by businesses and citizens through our state and local portals, and are generally recurring. For a representative listing of non-DMV products and services we currently offer through our state and local portals, refer to Part I, Item 1 in this Form 10-K.

     o Portal management: these are recurring fees paid to us by our government clients for the operation of state and local portals, which typically supplement transaction-based fees.

     o Software development: these are fees from the performance of software development projects and other time and materials services for our government clients. While we actively market these services, they may not have the same degree of predictability as our transaction-based or portal management revenues.

     The highest volume, most commercially valuable service we offer is access to DMV records through our insurance industry records exchange network. This service accounted for approximately 56% of our consolidated revenues in 2000, 46% in 2001 and 47% in 2002. We believe that while this application will continue to be an important source of revenue, its contribution as a percentage of our total revenues will decline modestly as other sources grow. ChoicePoint, which resells these records to the auto insurance industry, accounted for approximately 39% of revenues in 2000, 31% in 2001 and 34% in 2002. In 2002, portal revenues accounted for approximately 73% of our consolidated revenues.

     In our outsourced portal businesses for 2002, DMV transaction-based revenues represented approximately 64% of portal revenues, non-DMV transaction-based revenues represented approximately 23%, software development represented 9%, and portal management represented approximately 4%.

     Transaction-based revenues from our outsourced state portal business units are highly correlated to population, but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises and the government entity's development of policy and information technology infrastructure supporting electronic government.

     We charge for access to records on a per-record basis and, depending upon government policies, also on a fixed or sliding scale bulk basis. Our fees are set by negotiation with the government agencies that control the records and are typically approved by a government sanctioned oversight body. We recognize revenues from transactions (primarily information access fees and filing fees) on an accrual basis net of the transaction fee due to the government, and we bill end-user customers primarily on a monthly basis. We typically receive a majority of payments via electronic funds transfer and credit card within 25 days of billing and remit payment to governments within 45 days of the transaction. The costs that we pay state agencies for data access are accrued as accounts receivable and accounts payable at the time revenue from the access of public information is recognized. We must remit a certain amount or percentage of these fees to government agencies regardless of whether we ultimately collect the fees. The pricing of transactions varies by the type of transaction and by state.

     Currently, under our contracts with the States of Iowa, New Hampshire and Vermont, Kent and Washtenaw Counties, and Corpus Christi, Texas, we provide consulting, development and management services for these government portals predominantly under fixed-price and time and materials models. However, under our contract with the State of Iowa, we anticipate transaction-based revenues beginning in 2003.

     We expense as incurred all employee costs to start up, operate and maintain outsourced government portals as costs of performance under the contracts because, after the completion of a defined contract term, the government entities with which we contract typically receive a perpetual, royalty-free license to the applications we developed. Such costs are included in cost of portal revenues in the consolidated statements of operations.

Our software and services businesses

Corporate filings

     Our corporate filings business derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method. The average size contract for this business has historically been approximately $1 million to $3 million. However, as further discussed below, our five-year contract with the California Secretary of State is valued at approximately $25 million. In 2002, our corporate filings business accounted for approximately 17% of our consolidated revenues.

     In September 2001, our corporate filings business was awarded a five-year contract by the California Secretary of State to build an information management and retrieval system for the Business Programs Division of the California Secretary of State. This contract is valued at approximately $25 million and is the largest government contract we have ever been awarded. This award is both the nation's largest state eGovernment filing initiative on record and the most comprehensive secretary of state outsourced filing system project in the United States. The new Web-enabled document management and filing system will increase efficiency and reduce expenses for the State by eliminating paperwork and decreasing processing and turnaround times. Upon completion, the new system will allow agency customers, primarily from the banking and legal communities, to search, retrieve, and submit documents online. Customers will also be able to pay fees for a variety of transactions, including new incorporation document filings, trademark registrations, and Uniform Commercial Code filings. The contract includes comprehensive back office document and revenue management systems, Web and Internet applications that will take approximately 90% of the agency's Business Programs Division's services online, and imaging and indexing of more than ten million historical document pages. We will also provide three years of onsite support and maintenance for the system. Work on this contract commenced in September 2001, and we currently believe this contract will be profitable.

     In March 2002, we issued a $5 million performance bond to the California Secretary of State as required by contract. The performance bond is collateralized by a $5 million letter of credit. Prior to receiving our next major milestone payment under the contract, we are required to increase the amount of the performance bond to $10 million. If we are unsuccessful in obtaining a $10 million performance bond, all remaining milestone payments to NIC will be deferred until the date the Secretary of State officially accepts the system and the maintenance period commences. There can be no assurance that we will be able to obtain a $10 million performance bond or that a performance bond will be available in amounts or on terms acceptable to us, if at all.

     At December 31, 2002, our corporate filings business was primarily engaged in servicing its contract with the California Secretary of State and completing legacy contracts in Oklahoma and Arkansas. By the end of the second quarter of 2003, we expect to complete the majority of the remaining work on our contracts in Arkansas and Oklahoma, under which we have incurred substantial losses in the past. This business is not actively marketing its products and services to new government entities.

Ethics & elections

     Our ethics & elections business derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided. In 2002, our ethics & elections business accounted for approximately 4% of our consolidated revenues.

Transportation

     Our transportation business derives the majority of its revenues from cost-plus time and materials application development contracts with governments and recognizes revenues as services are provided. In 2002, our transportation business accounted for approximately 3% of our consolidated revenues. We decided to close our transportation business in 2002 and do not expect to generate substantial revenues from this business in 2003.

AOL

     In August 2000, we entered into a three-year agreement with America Online, Inc. to deliver government information, services and applications through AOL's Government Guide. NIC and AOL share revenues generated from the license or sale of advertisement on or through the Government Guide. We recognize our share of AOL's advertising revenues when notified of the amount due from AOL, which is approximately one month after the advertisement is provided. Our contract with AOL ends in December 2003, and we anticipate a significant decrease in revenues from our AOL business throughout 2003 as compared to prior periods due to continued weakness in the online advertising market. In 2002, our AOL business accounted for approximately 3% of our consolidated revenues.

Critical Accounting Policies

     A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 to the Notes to Consolidated Financial Statements included in this Form 10-K. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Note that the preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

     Management has discussed the development and selection of the critical accounting policies described below with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the Company's disclosure relating to it in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Application development contracts

     Our corporate filings business, NIC Conquest, derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method, primarily utilizing costs incurred to date as compared to the estimated total costs for each contract. Revenues and profits from these contracts are based on management's estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Use of the percentage of completion method requires that management be able to reasonably estimate total contract costs and costs to complete at each reporting date. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

     Our corporate filings business has incurred substantial losses under its fixed-price contracts in the past primarily due to cost overruns (as further discussed in Note 10 to the Notes to Consolidated Financial Statements included in this Form 10-K). It is possible that our costs will similarly exceed revenues in the future, as a result of unforeseen difficulties in the creation of an application called for in a contract, unforeseen challenges in ensuring compatibility with existing systems, rising development and personnel costs or other reasons. If this occurs, particularly on our contract with the California Secretary of State, which we currently expect to be profitable, our results of operations, financial condition and cash flows could be seriously harmed. At December 31, 2002, the accrual for losses on all application development contracts was approximately $1.6 million, which management believes is adequate. Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.

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

     We have a recent history of unprofitable operations primarily due to operating losses incurred in the companies we have acquired since September 1999. These losses have generated significant federal tax net operating losses, or NOLs. We had available at December 31, 1999, 2000, 2001 and 2002 NOL carryforwards for federal tax purposes of approximately $0.3 million, $26.5 million, $21.1 million and $8.4 million that will expire in the years 2019, 2020, 2021 and 2022, respectively. As discussed above, we became profitable in the second half of 2002. We expect the Company to be profitable and generate taxable income in 2003 and have restructured and refocused the business on operations we believe have demonstrable ability to produce positive taxable income and cash flow in the future. We believe it is more likely than not that we will generate sufficient taxable income from future operations to fully utilize the NOL carryforwards prior to expiration. The recorded amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. There is considerable management judgment necessary to determine future taxable income, and accordingly, actual results could vary significantly from such estimates. For additional discussion of deferred income taxes, see the "Deferred Tax Assets" section below and Note 14 to the Notes to Consolidated Financial Statements included in this Form 10-K.

Goodwill, intangible assets and long-lived assets

     As further discussed below, during 2001 and 2002 we recorded impairment losses totaling $49.5 million and $4.3 million, respectively, relating mostly to goodwill and intangible assets arising from business combinations and capitalized software development costs. At December 31, 2002, our recorded intangible assets were primarily comprised of internal use software development costs totaling approximately $0.2 million and had no recorded goodwill remaining. Refer to Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion of the goodwill and intangible asset impairment losses we recorded in 2001 and 2002.

     At each balance sheet date, and whenever events or changes in circumstances warrant, management assesses the carrying value of long-lived assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis. If the sum of the expected future cash flows on an undiscounted basis were to be less than the carrying amount of the intangible asset, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset exceeds its estimated fair value. We estimate future discounted and undiscounted cash flows and fair values based upon historical performance, trends, and various other factors. A significant change in the assumptions underlying the cash flows or fair values could result in a different determination of impairment loss and/or the amount of any impairment.

Impairment Losses and Restructuring Charges

     In the third and fourth quarters of 2001, we recorded impairment losses totaling $37.0 million and $12.5 million, respectively, relating to our NIC Commerce, NIC Technologies and NIC Conquest businesses. In the second quarter of 2002, we recorded impairment losses totaling $4.3 million relating to our AOL and IDT businesses. In the third quarter of 2000 and the fourth quarter of 2001, we recorded restructuring charges totaling $0.7 million and $0.4 million, respectively, relating primarily to our NIC Commerce and NIC Technologies businesses.

NIC Commerce

     During the third quarter of 2001, we identified indicators of possible impairment of our goodwill and other acquired intangible assets related to the eFed acquisition. The impairment indicators included, but were not limited to, the recent restructurings in this business, which included workforce layoffs and office closings, significant underperformance of this business relative to historical and projected future operating results, management's reallocation of capital resources from this underperforming business to its most profitable businesses, and significant negative industry and economic trends within the eProcurement sector. In addition to the management and organizational changes that had taken place at NIC Commerce since third quarter of 2000, we continued the restructuring of this business by eliminating the majority of its marketing and business development staff due to poor performance, with additional headcount reductions made in October 2001. We concluded the remaining goodwill and other intangible assets related to the eFed acquisition no longer had value and recognized a $9.4 million impairment loss in the third quarter of 2001. Furthermore, in December 2001, we determined it was unlikely that NIC Commerce's Colorado/Utah project would continue beyond the pilot phase of production. This, among other factors, led us to determine that the NIC Commerce business would be downsized further in 2002 including certain senior administrative staff and development staff to more appropriately size operations to visible demand. Such demand could not support the recoverability of costs NIC Commerce had capitalized on the latest versions of its eProcurement software and $4.6 million was expensed as an impairment loss in the fourth quarter of 2001.

     In the second quarter of 2002, we exited our domestic eProcurement business entirely and have classified the results of operations of NIC Commerce as discontinued operations.

NIC Technologies

     During the third quarter of 2001, we identified indicators of possible impairment of goodwill and other acquired intangible assets related to the SDR acquisition. The impairment indicators included, but were not limited to, the recent restructuring in this business, which included workforce layoffs and office closings, and the significant underperformance of this business. NIC Technologies had been integrated as the application development organization for our portal businesses. However, a series of organizational restructurings completed in the third quarter of 2001 lead to significant layoffs at NIC Technologies and a shift in application development from what were previously centralized development operations in Westlake Village, California and Pune, India to regionalized operations in selected state portals. In total, less than 25 employees who were employees of the original SDR Technologies were employed with NIC at December 31, 2001, down from a previous high of approximately 85 employees at the date of acquisition in May 2000. Additionally, we determined that the value of the technology intangible relating to the SDR acquisition was impaired. We significantly curtailed funding of all research and development-stage technology projects that did not have demonstrable and immediate positive financial returns for the Company. Specifically, future funding to actively develop and market the Company's Web iVR technology was significantly scaled back. This Web iVR technology was the primary value driver of the product technology intangible resulting from the SDR acquisition. Goodwill related to the SDR acquisition primarily represented the benefits we expected to receive from a centralized application development organization. Since we abandoned that strategy and eliminated most of the development resources acquired with SDR, management concluded the goodwill no longer had value. We recognized a $27.6 million impairment loss in the third quarter of 2001 representing the unamortized balances of goodwill and other intangible assets related to the SDR acquisition. Additionally, during the fourth quarter of 2001 we continued to evaluate the recoverability of capitalized software at NIC Technologies.

We determined that the expected future cash flows of NIC Technologies would not be sufficient to recover the capitalized software assets and $1.0 million was expensed as an impairment loss in the fourth quarter of 2001.

NIC Conquest

     Due to developments arising in the second half of 2001 relating to NIC Conquest's decision to migrate to a common operating platform for its core UCC and corporations filing applications, we determined that the balance of revenues remaining to be recognized under certain fixed-price application development contracts was not expected to cover anticipated costs of developing and implementing the related applications and accrued losses totaling approximately $6.0 million in the third and fourth quarters of 2001. Additionally, in the fourth quarter of 2001, we decided to devote all resources to completing existing contracts and not actively market the solution to new customers in the foreseeable future. Based on this decision not to actively market the solution, we determined that the carrying value of capitalized software development costs relating to this business were not recoverable and had been impaired. This assessment resulted in an impairment loss during the fourth quarter of 2001 of approximately $4.4 million. As a result of the decision to curtail marketing and the uncertainty regarding future sales of this solution, we concluded that the remaining unamortized balance of goodwill related to NIC Conquest was impaired and recorded a $2.5 million impairment loss in the fourth quarter of 2001.

IDT

     During the second quarter of 2002, we identified indicators of possible impairment of goodwill related to the IDT acquisition. The impairment indicators included, but were not limited to, the recent underperformance of this business relative to plan, the expected underperformance of this business as compared to projected future operating results, and NIC's recent strategic refocusing on our core portal outsourcing business and away from our software and services businesses. Specifically, we determined that that the recent downturn in IDT's financial performance was expected to continue and would not be temporary, as we previously expected. This was a reversal of IDT's historical trend of profitability, and was primarily attributable to government-imposed contract delays and funding shortfalls on the part of governments with whom IDT had contracted.

     Management reached the conclusion that it would not continue to support IDT's business and decided to wind down IDT's operations as expeditiously and cost-effectively as possible. Accordingly, we concluded the remaining goodwill related to the IDT acquisition no longer had value and recognized a $1.3 million impairment loss in the second quarter of 2002.

AOL

     During the second quarter of 2002, we identified indicators of possible impairment of the cash and warrant portions of the carriage fee paid and payable to AOL pursuant the Interactive Services Agreement between the Company and AOL. Beginning in the second quarter of 2001, our share of revenues generated from AOL's sale of advertisement through Government Guide had increased steadily on a sequential quarterly basis. However, in the second quarter of 2002, revenues from our AOL business decreased precipitously as compared to recent quarters. This was primarily a result of lower AOL Government Guide advertising revenues due to weakness in the overall advertising market in general and the online advertising market in particular. This drop in advertising revenues was in contrast to the growth in revenues our AOL business had experienced historically. Additionally, based on recent discussions with AOL personnel, we did not expect our AOL business to achieve revenue growth consistent with the growth it had experienced historically. AOL had specifically noted in their filings with the SEC at the time that they expected the weakness in the online advertising market to continue for the foreseeable future. Accordingly, we reduced the revenue forecast for our AOL business for the remainder of 2002 and through the completion of our contract with AOL in December 2003.

     Management determined that the expected future cash flows of its AOL business would not be sufficient to recover the cash carriage fee we would have recognized over the remaining term of the contract with AOL. Through the second quarter of 2002, we had made cash payments to AOL totaling approximately $2.3 million, with approximately $500,000 recorded as a prepaid expense at June 30, 2002, and had to pay the remaining $412,500 in a series of three quarterly installments ending in March 2003. Additionally, management determined the future cash flows of this business would not be sufficient to recover the unamortized carrying amount of the fully vested warrants issued to AOL, which totaled approximately $2.1 million at June 30, 2002. The carrying amount of the fully vested warrants was previously recorded as an intangible asset in the consolidated balance sheet. As a result, we recognized a $3.0 million impairment loss in the second quarter of 2002.

Restructurings

     In September 2000, we announced that our third quarter operating results would likely fall short of revenue and earnings estimates. Concurrent with this announcement, we announced the restructuring of our NIC Commerce and NIC Technologies businesses, the reorganization of our management team and the consolidation of our marketing efforts. Our lower-than-expected third quarter 2000 operating results were mainly attributable to our NIC Commerce and NIC Technologies businesses, which were affected by industry-wide post Y2K delays in government decision-making and sales cycles during the first half of 2000. These businesses were the main sources of shortfall versus expectations as a result of their management's ineffective forecasting and inadequate response to market signals that new business and revenues would be less than expectations and as a result of expenditures for sustained development, marketing and product delivery efforts to support these operations whose revenue and gross profit impact did not materialize as expected during the quarter. Our response to the inadequate performance of these businesses, both of which we had acquired since September 1999, was to initiate a change in leadership, while simultaneously adjusting operational processes and resources to more appropriately size these operations to visible demand and more efficiently align them with other initiatives across NIC. The restructuring involved employee reductions in our marketing division and at our NIC Commerce and NIC Technologies businesses. As a result, we incurred a pre-tax charge of approximately $638,000 in the third quarter of 2000 relating to employee severance costs. Approximately $412,000 of this charge has been included in selling and administrative expenses in the consolidated statements of operations and $226,000 related to NIC Commerce, which has been classified as a discontinued operation. Employee severance costs paid through December 31, 2000 totaled $358,000 with $280,000 paid in 2001. Cash requirements for the restructuring were funded from available resources. Employee severance costs related to severance packages for 23 employees in marketing, product development and administration, 21 of which were terminated by December 31, 2000, with two additional terminations made in 2001.

     In addition to the management and organizational changes that had taken place at NIC Commerce since the third quarter of 2000 as discussed above, during the fourth quarter of 2001, we continued to evaluate the viability of our eProcurement business. We determined it was unlikely that NIC Commerce's Colorado/Utah project would continue beyond the pilot phase of production. This, among other factors, led the Company to determine that the NIC Commerce business would need to be downsized further in 2002. As a result, we incurred a pre-tax charge of approximately $374,000 in the fourth quarter of 2001 relating primarily to employee severance and lease abandonment costs. This charge is included in NIC Commerce's results as discontinued operations in the consolidated statements of operations. At December 31, 2001, $374,000 remained accrued for future payments. Cash requirements for the restructuring were funded from available resources. Employee severance costs totaling approximately $350,000 related to severance packages for nine employees in administration and development, and all terminations were completed and payments made by the end of the first quarter of 2002.

Discontinued Operations and Reclassifications

     As further discussed above, in the second quarter of 2002, we exited our domestic eProcurement business and have classified the results of operations of NIC Commerce as discontinued operations for all periods presented. Also, in 2002, we decided to combine the general and administrative operating expense classification and the sales and marketing operating expense classification into one operating expense classification referred to as selling and administrative. All periods presented reflect the new classification.

Comparison of Years Ended December 31, 2002, 2001 and 2000

     In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

Key Financial Metrics                                  2002      2001      2000
---------------------                                  ----      ----      ----
Gross profit % -- outsourced portals                    43%       26%       21%
Gross profit % -- software and services                 (7%)     (36%)     (19%)
Selling and administrative as % of revenue              28%       47%       80%
Revenue growth -- outsourced portals                    32%       48%       27%
Revenue growth -- software and services                 20%       92%      879%

     PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands).

Portal Revenue Analysis                        2002          2001          2000
-----------------------                      -------       -------       -------
DMV transaction-based                        $22,253       $16,899       $12,987
Non-DMV transaction-based                      8,065         5,208         3,297
Portal management                              1,274         1,603         1,454
Software development                           3,187         2,661            70
                                             -------       -------       -------
Total                                        $34,779       $26,371       $17,808
                                             =======       =======       =======

     Portal revenues for 2002 increased 32% over 2001. Of this increase, 19% was attributable to revenues from our newer state portal business units that had a full year of operations in 2002, including our Idaho and Tennessee portals, which began to generate DMV revenues in early 2001, our Hawaii and Montana portals, which began to generate DMV revenues in the third quarter of 2001, and our Oklahoma and Rhode Island portals, which began to generate DMV revenues in the first quarter of 2002. Approximately 8% of the increase in portal revenues for 2002 was attributable to an increase in same state portal revenues (states in operation and generating DMV revenues for two full years) and 5% was attributable to our local portals. Excluding our state portals that operate under fixed-price models, same state portal revenues for 2002 increased 16% over 2001 as a result of increased transaction volumes mainly from our Arkansas, Indiana, Kansas and Utah portals.

     Portal revenues for 2001 increased 48% over 2000. Of this increase, 29% was attributable to revenues from our portals that became operational in 2001, 17% was from an increase in revenues relating to same state portal volumes and 2% was attributable to our local portals. Excluding our state portals that operate under fixed-price models, same state portal revenues for 2001 increased 20% over 2000 as a result of increased transaction volumes mainly from our Indiana, Kansas, Utah and Virginia portals.

     COST OF PORTAL REVENUES. Cost of portal revenues in 2002 increased 2% over 2001. An increase in costs from our newer state portals that had a full year of operations in 2002 was partially offset by a decrease in same state cost of portal revenues. Same state cost of portal revenues in 2002 decreased 4% from 2001 primarily as a result of strong overhead cost containment efforts.

     Our portal gross profit rate increased to 43% in 2002 from 26% in 2001. This increase was primarily attributable to our newer state portals that had a full year of operations in 2002 as discussed above, and to an increase in our same state portal gross profit rate, which increased to 50% in 2002 from 40% in 2001. This increase was due primarily to increased business and citizen adoption of existing portal applications and the addition of new revenue generating applications and services within existing portals through a relatively fixed cost base. We intend to continue to expand our portal operations by developing and promoting new applications and services within our existing portals. Accordingly, we expect our same state gross profit rate to continue to increase in the foreseeable future.

     Cost of portal revenues in 2001 increased 38% over 2000. Of this increase, 22% was attributable to costs from our state portals that became operational in 2001, 11% was attributable to our local portals, the majority of which became operational in 2001, and 6% was attributable to an increase in same state cost of portal revenues. Same state cost of portal revenues in 2001 increased 12% over 2000 primarily as a result of technology enhancements and service delivery investments mainly in our Indiana, Maine and Utah portals.

     Our portal gross profit rate increased to 26% in 2001 from 21% in 2000. This increase was primarily attributable to our Tennessee, Idaho and Hawaii portals, which began to generate substantive revenues in 2001, yet were in the early stages of development throughout most of 2000 and had not yet begun to generate revenues in 2000. Our same state portal gross profit rate increased to 40% in 2001 from 35% in 2000, primarily due to increased business and citizen adoption of existing portal applications and the addition of new revenue generating applications and services within existing portals.

     SOFTWARE AND SERVICES REVENUES. Software and services revenues for 2002 increased 20% over 2001. This increase was primarily attributable to an increase in revenues from our corporate filings business, NIC Conquest, which benefited from its five-year, $25 million contract with the California Secretary of State to develop and implement a comprehensive information management and filing system, and to a lesser extent from our ethics & elections business, which benefited from the commencement of its five-year, $3.75 million contract with the State of Michigan in January 2002, and our AOL business. Total corporate filings revenues increased by $2.4 million in 2002. In 2002, we recognized approximately $7.1 million in revenue from our contract with the California Secretary of State compared to $1.2 million in 2001. These increases were offset by a decrease in revenues from legacy corporate filing contracts and our transportation business, IDT, which we have decided to close. As previously announced, we anticipate a significant decrease in revenues from our AOL business in 2003 as compared to prior periods due to continued weakness in the online advertising market.

     Software and services revenues for 2001 increased 92% over 2000. Of this increase, 46% was from IDT, which we acquired in October 2000, 35% was from NIC Conquest, which benefited from its contract with the California Secretary of State, and 19% was from our AOL business, which began to generate substantive advertising revenues subsequent to the launch of AOL's Government Guide in March 2001. Partially offsetting these increases was a decrease in revenues from our ethics & elections business.

     COST OF SOFTWARE AND SERVICES REVENUES. Cost of software and services revenues in 2002 decreased 6% from 2001. Cost of software and services revenues for 2002, 2001 and 2000 include net charges of $3.5 million, $6.0 million, and $1.4 million, respectively, for anticipated costs in excess of revenues to be recognized under certain of our fixed-price application development contracts in our corporate filings business. Excluding these charges, cost of software and services revenues increased by 20% in 2002, which was consistent with the increase in software and services revenues in the current year. Of this increase, 34% was attributable to our corporate filings business and the related development costs under its contract with the California Secretary of State, and 8% was attributable to our ethics & elections business. Partially offsetting these increases were decreases from our AOL business (12%) and our and IDT business (10%), which we have decided to close. As further discussed above, in the second quarter 2002, we determined that the expected future cash flows of our AOL business would not be sufficient to recover the cash carriage fee and common stock warrant amortization expense we would have recognized over the remaining term of the contract with AOL and recorded a $3.0 million impairment loss. As a result, the Company no longer records the cash portion of the carriage fee expense in cost of software and services revenues. Total cash carriage fee expense recognized in cost of software and services revenues in 2002 was $0.3 million compared to $0.9 million in 2001.

     Our software and services gross profit rate for 2002 was (7%) compared to (36%) in 2001. Excluding the charges discussed above relating to our application development contracts, our software and services gross profit rate for 2002 was 20% compared to 21% in 2001. We anticipate a decrease in our software and services gross profit rate in 2003 due to the magnitude of our contract with the California Secretary of State, which will comprise the majority of our software and services revenues and is being recorded at an expected gross profit rate of less than 10%. In addition, we anticipate decreased quarterly revenues and margins from our AOL business due to continued weakness in the online advertising market.

     Cost of software and services revenues in 2001 increased 119% from 2000. Excluding the charges discussed above relating to our application development contracts, cost of software and services revenues in 2001 increased

61% from 2000. Of this increase, 37% was attributable to our corporate filings business, 26% was attributable to IDT, which we acquired in October 2000, and 15% was attributable to our AOL business, which commenced operations in the third quarter of 2000. Partially offsetting these increases was a decrease in our ethics & elections businesses (17%) as a result of cost containment and restructuring efforts and a decrease in revenues in 2001.

     SELLING AND ADMINISTRATIVE. Selling and administrative expenses in 2002 decreased 24% from 2001. Contributing to this decrease was a reduction in expenses from our corporate filings, ethics & elections and transportation businesses resulting from our restructuring and cost containment efforts in our software and services businesses over the past year, and from a general decrease in corporate-level expenses. Throughout 2002, we significantly curtailed public relations, brand image and advertising expenses and consolidated our sales and marketing efforts into one corporate-level sales department to more appropriately match expenditures to expected market demand for our services.

     Selling and administrative expenses in 2001 decreased 6% from 2000. In the second quarter of 2000, the Company incurred a one-time charge of approximately $0.8 million relating to our withdrawn secondary stock offering. In the third quarter of 2000, the Company incurred a charge of approximately $0.4 million for employee severance costs related to the corporate restructuring of our NIC Technologies divisions and the consolidation of our marketing efforts, as further discussed above. The Company also incurred a one-time non-cash charge of approximately $0.2 million in the third quarter of 2000 due to the adoption of a company-wide vacation policy that required the Company to recognize a liability for earned but unused employee vacation. Excluding these charges, selling and administrative expenses for 2001 increased 2% over 2000.

     Excluding the 2000 charges discussed above, selling and administrative expenses as a percentage of revenue were 28%, 48% and 74% for 2002, 2001 and 2000, respectively. We anticipate selling and administrative expenses as a percentage of revenue to decrease to between 22% and 25% in 2003. We expect to accomplish this by reducing expenses relating to our software and services businesses and keeping corporate-level expenses flat year-over-year.

     IMPAIRMENT LOSS. For additional information on the impairment losses we recorded in 2002 and 2001, refer to the discussion above under "Impairment Losses and Restructuring Charges" and in Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-K.

     STOCK COMPENSATION. Stock compensation for all periods consisted primarily of amortization of deferred compensation expense related to common stock options granted to senior level executives and other key employees in 1998 and 1999. In the second quarter of 2002, we terminated two senior level executives causing certain of their unvested stock options to immediately vest pursuant to the terms of their option agreements. As a result, we recognized all remaining deferred compensation expense relating to these two executives in the second quarter of 2002. At December 31, 2002, all deferred compensation expense had been recognized.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense decreased significantly in 2002 compared to prior periods as we wrote off all remaining goodwill and purchase accounting intangible assets relating to our business combinations with SDR Technologies, eFed and Conquest in the third and fourth quarters of 2001. In addition, we wrote off capitalized software development costs from our NIC Technologies, NIC Commerce and NIC Conquest businesses in the fourth quarter of 2001. In 2002, we determined the future cash flows of our AOL business would not be sufficient to recover the unamortized carrying amount of the fully vested warrants issued to AOL and recorded a $2.1 million impairment loss in the second quarter of 2002. We no longer record amortization expense relating to these warrants. We expect amortization expense for 2003 to be approximately $0.1 million, the majority of which will consist of the amortization of internal use capitalized software development costs. Total depreciation and amortization expense for 2003 is expected to range from $2.2 to $2.4 million.

     OPERATING LOSS. Operating loss for 2002 was $7.9 million compared to $87.5 million for 2001 and $45.3 million for 2000. Excluding non-cash charges for impairment losses, stock compensation, depreciation and amortization and the one-time charges in 2000 relating to the withdrawn common stock offering, corporate restructuring and vacation liabilities, operating income would have been $0.7 million for 2002 compared to an operating loss of $14.5 million for 2001 and an operating loss of $14.6 million for 2000.

     Management evaluates the performance of its business segments and allocate resources to them based on revenues and earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, impairment losses, stock compensation and one-time charges ("EBITDA"). We believe that EBITDA provides additional information for evaluating our ability to generate cash flow from operations. EBITDA is a commonly used financial measure but should not be construed as an alternative to operating income (loss) as determined in accordance with generally accepted accounting principles, or GAAP. EBITDA as determined by the Company may not be comparable to EBITDA as reported by other companies. In addition, EBITDA is not intended to represent operating cash flow as determined in accordance with GAAP. Refer to Note 17 in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion of our reportable segments and the reconciliation of total reportable segment EBITDA to total consolidated loss before income taxes and minority interest for the years ended December 31, 2002, 2001 and 2000.

     Consolidated EBITDA was positive $0.7 million for 2002 compared to negative $14.5 million for 2001 and negative $14.6 million for 2000.

     EBITDA from our outsourced portals segment was a positive $12.6 million in 2002 and increased by approximately $8.0 million from 2001 primarily due to same state EBITDA growth, an improvement in our local portal EBITDA, and positive contributions from our newer portals that had a full year of DMV revenues in 2002 including our Hawaii, Idaho, Montana, Oklahoma, Rhode Island and Tennessee portals. Same state EBITDA in 2002 increased by $3.5 million, or 45%, over 2001, and EBITDA from our local portals improved by $1.5 million in 2002 as compared to 2001.

     EBITDA from our outsourced portals segment was a positive $4.6 million in 2001 and increased by approximately $3.4 million from 2000 primarily due to same state EBITDA growth and positive contributions from portals that became operational in 2001 including our Hawaii, Idaho, Montana, Oklahoma and Tennessee portals. In 2000, our Hawaii, Idaho and Tennessee portals were under development and incurred substantial start up losses. Same state EBITDA in 2001 increased by $2.0 million, or 36%, over 2000.

     EBITDA from our eGovernment products segment, which consists primarily of our NIC Conquest, NIC Technologies and IDT subsidiaries, was negative $4.2 million in 2002, negative $8.7 million in 2001 and negative $4.1 million in 2000. As further discussed under the analysis of cost of software and services revenues above, results from our NIC Conquest corporate filings business include net charges of $3.5 million, $6.0 million, and $1.4 million in 2002, 2001 and 2000, respectively, for anticipated costs in excess of revenues to be recognized under certain of our fixed-price application development contracts. Excluding these charges, EBITDA for our eGovernment products segment would have been negative $0.7 million in 2002 and negative $2.7 million for 2001 and 2000. The improvement in EBITDA in 2002 was primarily attributable to a $1.9 million improvement in EBITDA from our NIC Technologies ethics & elections business, which benefited from the commencement of its contract with the State of Michigan in January 2002, the renewal of its contract with the Federal Election Commission, and the overhead cost reduction and restructuring efforts that have taken place in this business over the past two years.

     Positive EBITDA from our AOL segment for 2002 primarily reflects higher advertising revenues and decreased carriage fee expenses in the current year as compared to 2001, as further discussed above. In 2003, we anticipate significantly decreased quarterly revenues and EBITDA, as compared to 2002, from our AOL business due to continued weakness in the online advertising market.

     Corporate level expenses were $8.4 million in 2002, $9.7 million in 2001 and $10.7 million in 2000. The improvement in corporate level expenses over the past three years is further discussed under the analysis of selling and administrative expenses above.

     INTEREST INCOME. Interest income primarily reflects interest income earned on our cash and marketable securities portfolio, which decreased to $16.1 million at December 31, 2002 from $21.3 million at December 31, 2001 and $38.8 million at December 31, 2000. In addition, interest rates we earned in 2002 were less than in prior periods.

     EQUITY IN NET LOSS OF AFFILIATES. Equity in net loss of affiliates represents our share of losses of companies in which we have equity method investments that give us the ability to exercise significant influence, but not control, over the investees. In the first quarter of 2000, we invested in two private companies involved in the eGovernment services industry, Tidemark and E-Filing, primarily for strategic purposes. In the fourth quarter of 2000, we invested in eGS, a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and our European subsidiary, NIC European Business Ltd. In the fourth quarter of 2000, we incurred a noncash impairment loss of approximately $2.1 million relating to our investment in Tidemark. In May 2001, a private technology company acquired Tidemark, which has not been reflected in our results of operations after the acquisition. At December 31, 2002, our investment balance in E-Filing was approximately $0.8 million and we had no investment balance remaining in eGS. As a result of a recent modification to the eGS joint venture agreement, the Company will account for its investment in eGS under the cost method beginning in fiscal 2003. Although E-Filing is incurring net losses, the losses are relatively small and the business has sufficient financial resources to continue to operate for a significant length of time. We regularly review the carrying value of our equity method investments and record impairment losses when events and circumstances indicate that such assets are impaired. To date, we have not recorded any such impairment losses on our investments in E-Filing or eGS.

     INCOME TAXES. We recognized an income tax benefit in 2002, 2001 and 2000. In 2002, the income tax benefit approximated the amount customarily expected. In 2001, the income tax benefit was less than the amount customarily expected primarily because of expenses that are not deductible for tax purposes including amortization of goodwill from the Exchange Offer, the Conquest merger, the SDR acquisition and the IDT acquisition, certain stock compensation costs and the goodwill relating to the SDR acquisition and Conquest merger that was written off in the third and fourth quarters of 2001 as part of the intangible asset impairment charge. In 2000, the income tax benefit was less than the amount customarily expected because of expenses that are not deductible for tax purposes including amortization of goodwill from the Exchange Offer, the Conquest merger, the SDR acquisition, the IDT acquisition, and certain stock compensation costs.

Liquidity and Capital Resources

     Net cash used in operating activities was $6.4 million for 2002 compared to $10.8 million for 2001. The decrease in cash used in operating activities was primarily the result of a year-over-year reduction in our operating loss, excluding non-cash charges, that was partially offset by a negative net change in operating assets and liabilities as compared to the prior year. Contributing to this negative net change was a decrease in accrued expenses in 2002, including bonus payments made to our outsourced portal employees in April 2002 pursuant to a 2001 incentive compensation plan, employee severance payments made in 2002 relating to our discontinued eProcurement business, and payments in 2002 to subcontractors for project expenditures in our corporate filings business, including project expenditures related our contract with the California Secretary of State. The increase in accounts receivable and accounts payable in 2002 was mainly attributable to an increase in revenues from our portal business in 2002, and more specifically to our Hawaii, Oklahoma and Rhode Island portals.

     Net cash used in operating activities was $10.8 million for 2001 compared to $24.5 million for 2000. The decrease in cash used in operating activities in 2001 was primarily the result of a positive net change in operating assets and liabilities as compared to the prior year and a year-over-year reduction in our operating loss, excluding non-cash charges. Contributing to this positive net change in operating assets and liabilities was an increase in accrued expenses in 2001, as further discussed above, and a decrease in prepaid expenses, primarily due to the amortization of the prepaid carriage fee under our arrangement with AOL. The increase in accounts receivable and payable for 2001 was primarily due to our Hawaii, Idaho, Montana, Rhode Island and Tennessee portals, all of which began to generate substantive revenues in 2001.

     We recognize revenue from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the years ended December 31, 2002 and 2001 were approximately $150.7 million and $105.5 million, respectively. We calculate days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for the years ended December 31, 2002 and 2001 was 35 and 42, respectively.

     Although we plan to generate net income in 2003, we expect operating cash flow to be modestly negative through most of 2003 turning positive in late 2003 or early 2004. This reflects expected working capital swings from our corporate filings business due to continued legacy loss contract project expenditures and the terms of our five-year contract with the California Secretary of State, which back-ends most of the larger payments. At December 31, 2002, the loss accrual for all corporate filing application development contracts was approximately $1.6 million, the majority of which will be expended in the first half of 2003.

     Investing activities resulted in net cash generated of $2.7 million in 2002, reflecting $3.8 million in net maturities of our marketable securities used for funding operations and for collateral purposes. In conjunction with our contract with the California Secretary of State, in March 2002, we issued a $5 million letter of credit as collateral for a performance bond required by the contract. The letter of credit is fully collateralized by cash, which is restricted for this purpose. Investing activities in 2002 also reflect approximately $1 million of capital expenditures and $0.2 million in contributions to the eGS joint venture.

     Investing activities resulted in net cash generated of approximately $13.2 million in 2001, reflecting $21.4 million in net maturities of our marketable securities portfolio used for funding operations and for capital expenditures. Investing activities in 2001 also reflected approximately $6.6 million in capitalized software development costs mainly from our NIC Commerce, NIC Conquest and NIC Technologies subsidiaries and approximately $0.5 million in proceeds from the sale of property and equipment.

     Investing activities for 2000 resulted in net cash generated of $30.6 million, reflecting $60.8 million in net maturities of our marketable securities portfolio used for funding operations and for capital expenditures ($5.4 million), our business combination with Conquest Softworks, LLC ($4.6 million), equity investments in Tidemark ($5.5 million) and E-Filing ($5.3 million), direct costs of the SDR acquisition ($4.2 million), our acquisition of IDT ($0.5 million), and our investment in eGS ($0.5 million). Investing activities for 2000 also reflected approximately $4.1 million in capitalized software development costs mainly from our NIC Commerce and NIC Conquest subsidiaries.

     Net cash used in financing activities totaled approximately $4.0 million in 2002, primarily reflecting a $6.3 million increase in restricted cash to collateralize our bank note payable and certain bank letters of credit issued on behalf of the Company, $0.3 million in payments under capital leases and $0.2 million in payments to repurchase common stock. Remaining obligations under all capital leases will be paid in 2003 and are insignificant. We received approximately $2.9 million in 2002 from the exercise of employee stock options.

     Financing activities resulted in net cash generated of approximately $1.0 million in 2001, primarily reflecting $1.0 million in cash proceeds from a bank note payable that we used to purchase certain hardware and software components for our eProcurement subsidiary.

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

     At December 31, 2002, our total unrestricted cash and marketable securities balance was $9.6 million compared to $18.5 million at December 31, 2001. At December 31, 2002, we had posted $6.3 million in cash and all of our marketable securities as collateral for bank letters of credit issued on behalf of the Company, our $0.5 million bank line of credit in conjunction with a corporate credit card agreement, and our bank note payable. We issue letters of credit as collateral for performance on certain of our government contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year. We have explored a number of financing alternatives to provide us additional working capital flexibility and the resources to pursue opportunities that may accelerate our growth and profitability. As further discussed in Note 11 in the Notes to Consolidated Financial Statements included in this Form 10-K, in October 2002, we entered into an agreement with a bank to refinance all of our current letters of credit. In addition, we obtained a $0.5 million working capital line of credit and expect to refinance our term note payable in the near future. In total, the new financing arrangement will increase our unrestricted cash balance by more than $1 million by releasing funds which had been previously restricted as collateral to secure letters of credit and the note payable. We will pledge approximately $5.6 million of our cash and cash equivalents as collateral under the new financing arrangement and have given the bank a security interest in certain of our accounts receivable and other assets. We have not yet completed all of these transactions with the bank.

     Our collateral requirements under this banking agreement may ease over time as we continue to pay down our bank note payable and post consecutive quarters of profitability and earnings growth. However, even though we expect to be profitable in 2003, we may not be able to sustain our current levels of profitability or increase profitability on a quarterly or annual basis. We will need to generate sufficiently higher revenues while containing costs and operating expenses if we are to achieve growing profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to become profitable on a long-term, sustained basis. If we are not able to sustain profitability in 2003, our cash collateral requirements may increase. Had the Company been required to post 100% cash collateral at December 31, 2002 for the face value of all performance bonds (which are supported by letters of credit), our line of credit in conjunction with a corporate credit card agreement and our bank note payable, unrestricted cash would have decreased and restricted cash would have increased by approximately $1.2 million.

     We believe that our currently available liquid resources will be sufficient to meet our operating requirements and current growth initiatives without the need of additional capital for the next twelve months and through the period when we expect to begin to generate substantive positive operating cash flow in either late 2003 or early 2004. Although we expect to have net income in 2003, we anticipate that our cash balances may decrease modestly throughout the year as a result of expected working capital swings from our corporate filings business as further discussed above. However, any projections of future earnings and cash flows are subject to substantial uncertainty. If our unrestricted cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities, or increase our working capital line of credit. The sale of additional equity securities could result in dilution to the Company's shareholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

     As discussed above, on certain government contracts we are bound by performance bond commitments. However, we have never had any defaults resulting in draws on performance bonds. We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements. While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts. The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2002 (in thousands):



                                                 Less than                           More than
Contractual Obligations                  Total     1 year    1-3 years   3-5 years    5 years
-----------------------                 ------   ---------   ---------   ---------   ---------
Operating lease obligations             $3,145     $1,174      $1,615      $  356       $--
Long-term debt obligations                 551        348         203        --          --
Capital lease obligations                    1          1        --          --          --
Purchase obligations                      --         --          --          --          --
Other long-term liabilities               --         --          --          --          --
                                        ------     ------      ------      ------       ---
Total contractual cash obligations      $3,697     $1,523      $1,818      $  356       $--
                                        ======     ======      ======      ======       ===

Deferred Tax Assets

     At December 31, 2002, we have recorded net deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," totaling approximately $35.7 million. We estimate that we must generate at least $90.5 million of future taxable income to realize those deferred tax assets. We became profitable in the second half of 2002. We expect the Company to be profitable and generate taxable income in 2003 and have focused the business on operations we believe have demonstrable ability to produce positive taxable income and cash flow in the future. To achieve a sufficient level of future taxable income, we intend to pursue our current strategy of adding new government clients, broadening and standardizing our product and service offerings, and increasing transactional revenues from our existing government portals and filing applications. Based on information currently known to management, we believe it is more likely than not that the Company will realize the deferred tax assets. The table below reconciles loss from continuing operations before income taxes for financial statement purposes with taxable loss for federal income tax purposes (in thousands):

                                                               Year ended December 31,
                                                          --------------------------------
                                                            2000        2001        2002
                                                          --------    --------    --------
Loss from continuing operations before income taxes ...   $(48,195)   $(90,079)   $ (9,107)
Loss before income taxes -- discontinued operations ...     (6,925)    (10,465)     (3,342)
Amortization of purchase accounting intangibles .......     23,798      20,273      (1,899)
Net operating loss relating to NIC Conquest ...........      3,366       6,224       1,820
Impairment of intangible assets .......................         --      49,494       4,316
Equity in net loss of affiliates ......................      6,524       3,272       1,235
Capitalized software development costs ................     (4,070)     (6,635)         --
Deductions related to incentive stock options .........     (3,050)        (20)       (535)
Stock compensation expense ............................      1,760       1,525       1,307
Provision for loss on application development contracts        263       3,605      (2,403)
Depreciation and capitalized software amortization ....         36       2,135        (139)
Other .................................................         26        (469)        326
                                                          --------    --------    --------
Taxable loss (2002 is an estimate) ....................   $(26,467)   $(21,140)   $ (8,421)
                                                          ========    ========    ========

     Our federal income tax loss carryforward of approximately $56.3 million expires as follows: $0.3 million expires in 2019, $26.5 million expires in 2020, $21.1 million expires in 2021 and $8.4 million expires in 2022. Our state income tax loss carryforwards of approximately $67.4 million may be used over various periods ranging from 5 to 20 years. We anticipate that net temporary differences should reverse and become available as tax deductions as follows: during 2003, $3.4 million; 2004, $4.8 million; thereafter, $27.5 million. We are currently paying state income taxes in certain states.

Recent accounting pronouncements

     The Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which is effective immediately to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. Management does not believe FIN 46 will have an impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our short-term investments in marketable debt securities and cash balances and the increase or decrease in the amount of interest expense we incur on our promissory bank note payable. Because our investments are in short-term, investment-grade, interest-bearing marketable securities, we are exposed to minimal risk on the principal of those investments. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We do not use derivative financial instruments. A 10% change in interest rates would not have a material effect on our financial condition, results of operations or cash flows.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   NIC INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                             ------------------------------
                                                                                  2001             2002
                                                                             -------------    -------------
                       ASSETS
Current assets:
 Cash and cash equivalents ...............................................   $  17,235,752    $   9,559,086
 Cash and cash equivalents -- restricted .................................              --        6,300,054
 Marketable securities ...................................................       4,065,951          248,816
 Trade accounts receivable ...............................................      12,194,044       14,465,062
 Deferred income taxes ...................................................              --          606,357
 Prepaid expenses ........................................................       1,156,278          761,016
 Other current assets ....................................................       2,808,529        3,214,893
                                                                             -------------    -------------
  Total current assets ...................................................      37,460,554       35,155,284
Property and equipment, net ..............................................       6,385,571        3,053,850
Deferred income taxes ....................................................      31,756,670       35,048,961
Other assets .............................................................         269,736          139,004
Investments in affiliates and joint ventures .............................       1,501,128          839,192
Goodwill, net ............................................................       1,254,670               --
Intangible assets, net ...................................................       3,185,315          219,978
                                                                             -------------    -------------
  Total assets ...........................................................   $  81,813,644    $  74,456,269
                                                                             =============    =============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ........................................................   $  11,232,088    $  12,701,458
 Accrued expenses ........................................................       5,676,383        3,792,426
 Notes payable -- current portion ........................................         348,332          331,655
 Application development contracts .......................................       3,961,979        1,558,758
 Other current liabilities ...............................................         511,743          814,919
                                                                             -------------    -------------
  Total current liabilities ..............................................      21,730,525       19,199,216
Notes payable -- long-term portion .......................................         524,411          201,255
                                                                             -------------    -------------
  Total liabilities ......................................................      22,254,936       19,400,471
                                                                             -------------    -------------
Commitments and contingencies (Notes 5, 10, 11, 12 and 14) ...............              --               --
Shareholders' equity:
 Common stock, no par, 200,000,000 shares authorized 56,260,197
   and 58,092,346 shares issued and outstanding ..........................              --               --
 Additional paid-in capital ..............................................     195,158,906      197,160,262
 Accumulated deficit .....................................................    (134,278,749)    (141,888,742)
 Accumulated other comprehensive income (loss) ...........................             120             (462)
                                                                             -------------    -------------
                                                                                60,880,277       55,271,058
 Less notes and stock subscriptions receivable ...........................         (15,000)              --
 Less deferred compensation expense ......................................      (1,306,569)              --
 Less treasury stock .....................................................              --         (215,260)
                                                                             -------------    -------------
  Total shareholders' equity .............................................      59,558,708       55,055,798
                                                                             -------------    -------------
  Total liabilities and shareholders' equity .............................   $  81,813,644    $  74,456,269
                                                                             =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   NIC INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Year Ended December 31,
                                                                         -----------------------------------------------
                                                                             2000             2001              2002
                                                                         -------------    -------------    -------------
Revenues:
 Portal revenues .....................................................   $  17,807,973    $  26,370,764    $  34,778,978
 Software and services revenues ......................................       5,533,406       10,649,616       12,766,432
                                                                         -------------    -------------    -------------
  Total revenues .....................................................      23,341,379       37,020,380       47,545,410
                                                                         -------------    -------------    -------------
Operating expenses:
 Cost of portal revenues, exclusive of depreciation and amortization .      14,068,151       19,472,803       19,855,320
 Cost of software and services revenues, exclusive of depreciation and
   amortization ......................................................       6,604,571       14,495,097       13,687,296
 Selling and administrative ..........................................      18,687,297       17,566,929       13,322,099
 Impairment loss .....................................................              --       44,834,490        4,316,230
 Stock compensation ..................................................       1,789,874        1,525,022        1,306,569
 Depreciation and amortization .......................................      27,471,510       26,627,561        2,988,389
                                                                         -------------    -------------    -------------
  Total operating expenses ...........................................      68,621,403      124,521,902       55,475,903
                                                                         -------------    -------------    -------------
Operating loss .......................................................     (45,280,024)     (87,501,522)      (7,930,493)
                                                                         -------------    -------------    -------------
Other income (expense):
 Interest income .....................................................       3,739,464          966,423          179,829
 Interest expense ....................................................         (47,311)         (38,789)         (49,193)
 Equity in net loss of affiliates ....................................      (6,524,473)      (3,271,876)      (1,234,938)
 Other income (expense), net .........................................         (82,710)        (233,189)         (71,775)
                                                                         -------------    -------------    -------------
  Total other income (expense) .......................................      (2,915,030)      (2,577,431)      (1,176,077)
                                                                         -------------    -------------    -------------
Loss from continuing operations before income taxes and minority
 interest ............................................................     (48,195,054)     (90,078,953)      (9,106,570)
Income tax expense (benefit) .........................................     (11,988,374)     (18,684,739)      (3,532,040)
                                                                         -------------    -------------    -------------
Loss from continuing operations before minority interest .............     (36,206,680)     (71,394,214)      (5,574,530)
Minority interest ....................................................        (249,675)        (475,302)              --
                                                                         -------------    -------------    -------------
Loss from continuing operations ......................................     (35,957,005)     (70,918,912)      (5,574,530)
Discontinued operations (Note 5):
 Loss from discontinued operations (less applicable income tax
   benefit of $2,603,647, $3,940,110 and $1,306,398) .................      (4,320,945)      (6,525,361)      (2,035,463)
                                                                         -------------    -------------    -------------
Net loss .............................................................   $ (40,277,950)   $ (77,444,273)   $  (7,609,993)
                                                                         =============    =============    =============
Basic and diluted net loss per share:
 Loss per share -- continuing operations .............................   $       (0.66)   $       (1.26)   $       (0.10)
                                                                         =============    =============    =============
 Loss per share -- discontinued operations ...........................   $       (0.08)   $       (0.12)   $       (0.03)
                                                                         =============    =============    =============
 Net loss per share ..................................................   $       (0.74)   $       (1.38)   $       (0.13)
                                                                         =============    =============    =============
Weighted average shares outstanding ..................................      54,795,280       56,109,730       56,875,327
                                                                         =============    =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                    NIC INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                            Common Stock        Additional
                                                       --------------------      Paid-in         Accumulated
                                                         Shares      Amount      Capital           Deficit
                                                       ----------    ------   -------------    --------------
Balance, January 1, 2000 ........................      53,165,370      --     $ 149,035,928    $ (16,556,526)
Net loss ........................................              --      --                --      (40,277,950)
Stock options granted with exercise price less
 than fair market value at date of grant ........              --      --           130,000               --
Stock options exercised .........................         421,524      --           953,238               --
Stock options cancelled .........................              --      --            (2,337)              --
Deferred compensation expense recognized ........              --      --                --               --
Issuance of common stock to employees ...........          11,792      --           141,579               --
Issuance of common stock to acquire business ....       2,454,885      --        35,092,795               --
Issuance of common stock options to acquire
 business .......................................              --      --         3,703,912               --
Repurchase and retirement of common stock .......         (15,000)     --          (128,140)              --
Issuance of vested warrants .....................              --      --         4,750,000               --
Amortization of vested warrants .................              --      --                --               --
Stock subscriptions received ....................              --      --                --               --
Tax deductions relating to stock options ........              --      --         1,145,950               --
Unrealized holding loss on marketable securities               --      --                --               --
                                                    -------------      --     -------------    -------------
Balance, December 31, 2000 ......................      56,038,571      --       194,822,925      (56,834,476)
Net loss ........................................              --                        --      (77,444,273)
Stock options exercised .........................         216,626      --           318,739               --
Deferred compensation expense recognized ........              --      --                --               --
Issuance of common stock to employees ...........           5,000      --            17,242               --
Unrealized holding loss on marketable securities               --      --                --               --
                                                    -------------      --     -------------    -------------
Balance, December 31, 2001 ......................      56,260,197      --       195,158,906     (134,278,749)
Net loss ........................................              --      --                --       (7,609,993)
Stock options exercised .........................       1,915,094      --         2,865,295               --
Deferred compensation expense recognized ........              --      --                --               --
Stock subscriptions received ....................              --      --                --               --
Issuance of common stock under employee stock
 purchase plan ..................................          32,504      --            84,611               --
Issuance of common stock under earnout
 settlement agreement ...........................         140,000      --           197,400               --
Forfeiture of common stock issued to acquire
 business .......................................        (105,961)     --                --               --
Repurchase of common stock ......................        (149,488)     --                --               --
Tax deductions relating to stock options ........              --      --           196,042               --
Adjustment of deferred tax asset related to stock
 options ........................................              --      --        (1,341,992)              --
Unrealized holding loss on marketable securities               --      --                --               --
                                                    -------------      --     -------------    -------------
Balance, December 31, 2002 ......................      58,092,346      --     $ 197,160,262    $(141,888,742)
                                                    =============      ==     =============    =============

                                                     Accumulated        Notes
                                                        Other         and Stock       Deferred
                                                    Comprehensive   Subscriptions   Compensation     Treasury
                                                    Income (Loss)    Receivable       Expense         Stock            Total
                                                    -------------   -------------   ------------   -----------    --------------
Balance, January 1, 2000 ........................    $     1,731     $   (30,000)   $(4,362,172)   $        --    $ 128,088,961
Net loss ........................................             --              --             --             --      (40,277,950)
Stock options granted with exercise price less
 than fair market value at date of grant ........             --              --             --             --          130,000
Stock options exercised .........................             --              --             --             --          953,238
Stock options cancelled .........................             --              --          2,337             --               --
Deferred compensation expense recognized ........             --              --      1,545,486             --        1,545,486
Issuance of common stock to employees ...........             --              --             --             --          141,579
Issuance of common stock to acquire business ....             --              --             --             --       35,092,795
Issuance of common stock options to acquire
 business .......................................             --              --             --             --        3,703,912
Repurchase and retirement of common stock .......             --              --             --             --         (128,140)
Issuance of vested warrants .....................             --              --             --             --        4,750,000
Amortization of vested warrants .................             --              --             --             --               --
Stock subscriptions received ....................             --          15,000             --             --           15,000
Tax deductions relating to stock options ........             --              --             --             --        1,145,950
Unrealized holding loss on marketable securities            (764)             --             --             --             (764)
                                                     -----------     -----------    -----------    -----------    -------------
Balance, December 31, 2000 ......................            967         (15,000)    (2,814,349)            --      135,160,067
Net loss ........................................             --              --             --             --      (77,444,273)
Stock options exercised .........................             --              --             --             --          318,739
Deferred compensation expense recognized ........             --              --      1,507,780             --        1,507,780
Issuance of common stock to employees ...........             --              --             --             --           17,242
Unrealized holding loss on marketable securities            (847)             --             --             --             (847)
                                                     -----------     -----------    -----------    -----------    -------------
Balance, December 31, 2001 ......................            120         (15,000)    (1,306,569)            --       59,558,708
Net loss ........................................             --              --             --             --       (7,609,993)
Stock options exercised .........................             --              --             --             --        2,865,295
Deferred compensation expense recognized ........             --              --      1,306,569             --        1,306,569
Stock subscriptions received ....................             --          15,000             --             --           15,000
Issuance of common stock under employee stock
 purchase plan ..................................             --              --             --             --           84,611
Issuance of common stock under earnout
 settlement agreement ...........................             --              --             --             --          197,400
Forfeiture of common stock issued to acquire
 business .......................................             --              --             --             --               --
Repurchase of common stock ......................             --              --             --       (215,260)        (215,260)
Tax deductions relating to stock options ........             --              --             --             --          196,042
Adjustment of deferred tax asset related to stock
 options ........................................             --              --             --             --       (1,341,992)
Unrealized holding loss on marketable securities            (582)             --             --             --             (582)
                                                     -----------     -----------    -----------    -----------    -------------
Balance, December 31, 2002 ......................    $      (462)    $        --    $        --    $  (215,260)   $  55,055,798
                                                     ===========     ===========    ===========    ===========    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   NIC INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31,
                                                         -----------------------------------------------
                                                             2000              2001             2002
                                                         -------------    -------------    -------------
Cash flows from operating activities:
 Net loss ............................................   $ (40,277,950)   $ (77,444,273)   $  (7,609,993)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization .....................      27,959,636       27,953,007        3,379,270
   Compensation expense recognized related to sale of
    common stock .....................................          41,588           17,242               --
   Compensation expense recognized related to stock
    options ..........................................       1,748,286        1,507,780        1,306,569
   Loss on disposals of property and equipment .......          86,648          174,601        1,769,412
   Accretion of discount on marketable securities ....      (3,240,883)        (568,594)          (4,048)
   Application development contracts .................         124,539        3,605,471       (2,403,221)
   Impairment loss ...................................              --       49,494,090        4,316,230
   Deferred income taxes .............................     (14,753,234)     (22,596,670)      (6,190,548)
   Deferred income tax benefit relating to stock
    options ..........................................      (1,145,950)              --        1,145,950
   Minority interest .................................        (249,675)        (475,302)              --
   Equity in net loss of affiliates ..................       6,524,473        3,271,876        1,234,938
 Changes in operating assets and liabilities, net of
   effects of acquisitions:
   (Increase) in trade accounts receivable ...........        (991,904)      (4,598,165)      (2,634,198)
   (Increase) decrease in prepaid expenses ...........      (1,734,307)         894,737         (137,687)
   (Increase) in other current assets ................        (229,439)        (854,439)        (406,364)
   (Increase) decrease in other assets ...............          39,492          (69,788)         109,829
   Increase (decrease) in accounts payable ...........         (74,522)       6,902,345        1,469,370
   Increase (decrease) in accrued expenses ...........       1,782,910        2,168,884       (1,616,942)
   (Decrease) in other current liabilities ...........        (124,988)        (221,893)         (95,562)
                                                         -------------    -------------    -------------
 Net cash used in operating activities ...............     (24,515,280)     (10,839,091)      (6,366,995)
                                                         -------------    -------------    -------------
Cash flows from investing activities:
 Purchases of property and equipment .................      (5,417,151)      (2,419,718)        (967,627)
 Proceeds from disposals of property and equipment ...          14,298          487,251               --
 Capitalized software development costs ..............      (4,069,832)      (6,576,855)              --
 Capitalized patent and trademark costs ..............        (106,477)              --               --
 Purchases of marketable securities ..................    (267,876,755)     (40,303,984)     (23,745,011)
 Maturities of marketable securities .................     328,683,223       61,721,032       27,566,194
 Acquisition of businesses, net of cash acquired .....      (9,296,072)              --               --
 Proceeds from sale of affiliate .....................              --          662,356               --
 Investments in affiliates and joint ventures ........     (11,310,827)        (347,594)        (191,000)
                                                         -------------    -------------    -------------
 Net cash provided by investing activities ...........      30,620,407       13,222,488        2,662,556
                                                         -------------    -------------    -------------

                                                                 Year Ended December 31,
                                                       --------------------------------------------
                                                           2000            2001            2002
                                                       ------------    ------------    ------------
Cash flows from financing activities:
 Cash and cash equivalents -- restricted ...........   $         --    $         --    $ (6,300,054)
 Proceeds from notes payable .......................             --       1,000,000              --
 Payments on bank lines of credit ..................     (2,385,815)             --              --
 Payments on notes and debentures payable ..........        (50,000)       (127,257)       (339,833)
 Payments on capital lease obligations .............       (197,097)       (201,518)        (13,762)
 Proceeds from issuance of common stock
   to employees ....................................        111,579              --              --
 Payments to repurchase common stock ...............       (200,938)             --        (215,260)
 Proceeds from exercise of employee stock options ..        953,238         302,647       2,881,682
 Proceeds from stock subscriptions receivable ......         15,000              --          15,000
                                                       ------------    ------------    ------------
 Net cash provided by (used in) financing activities     (1,754,033)        973,872      (3,972,227)
                                                       ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents      4,351,094       3,357,269      (7,676,666)
Cash and cash equivalents, beginning of year .......      9,527,389      13,878,483      17,235,752
                                                       ------------    ------------    ------------
Cash and cash equivalents, end of year .............   $ 13,878,483    $ 17,235,752    $  9,559,086
                                                       ============    ============    ============
Other cash flow information:
 Interest paid .....................................   $     51,053    $     39,504    $     49,193
                                                       ============    ============    ============
 Income taxes paid .................................   $     85,323    $     87,707    $     94,200
                                                       ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   NIC INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION

The Company

     NIC Inc., formerly National Information Consortium, Inc. (the "Company" or "NIC"), provides federal, state and local governments with a wide range of eGovernment products and services, including a broad range of software and applications. NIC helps governments use the Internet by building Web sites and applications that allow businesses and citizens to access government information and complete government-based transactions online. Some examples of applications include: professional license renewals, Internet tax filings, driver's license and motor vehicle record searches, automated Uniform Commercial Code ("UCC") file searches and automobile registration renewals. The Company's primary business activity is to design, build and operate Internet-based portals on behalf of state and local governments desiring to provide access to government information and to complete government-based transactions online. Operating under multiple-year contracts (see Note 3), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company is responsible for funding up front investment and ongoing operational costs of the outsourced government portals. In addition, the Company enters into service contracts to provide consulting, development and management services to government portals in exchange for a negotiated fee.

     In September 1999, NIC acquired the net assets of eFed, a provider of Internet-based procurement software and services for governments. eFed was renamed NIC Commerce and is wholly owned by NIC. In the second quarter of 2002, the Company exited its domestic eProcurement business entirely, and has classified the results of operations of NIC Commerce as discontinued operations. In January 2000, NIC merged its Application Services Division with Conquest Softworks, LLC ("Conquest") and renamed the company NIC Conquest. NIC Conquest, a wholly owned subsidiary of NIC and the Company's corporate filings business, is a provider of UCC and corporation software applications and services that facilitate electronic filings and document management for secretaries of state. In May 2000, NIC acquired SDR Technologies, Inc. ("SDR"), a provider of Internet-based applications for governments. SDR has been renamed NIC Technologies and is wholly owned by NIC. NIC Technologies, the Company's ethics & elections business, designs and develops online election and ethics filing systems for federal and state government agencies. In October 2000, NIC acquired Intelligent Decision Technologies, Ltd. ("IDT"), a provider of business-to-government reporting and filing software for the transportation industry. In the second quarter of 2002, the Company decided to wind down substantially all of IDT's operations. As of December 31, 2002, the IDT business did not qualify as a discontinued operation. All business acquisitions in 1999 and 2000 were accounted for as purchases and the results of the acquired companies' operations have been included in the Company's consolidated statements of operations from the respective dates of acquisition. These acquired businesses comprise the majority of the Company's software and services division. For further discussion of the Company's software and services businesses, see Note 5.

     The Company expanded rapidly following its initial public offering in July of 1999 and has incurred substantial net losses primarily as a result of its software and services businesses. Throughout this time period, the Company's core outsourced portal operations have also grown and have been profitable. As part of a broader strategic refocusing of the Company on its profitable core outsourced portal business during 2002, NIC exited its eProcurement and transportation businesses and restructured the other software and services businesses in an effort to accelerate the Company's path to profitability. The Company became profitable in the second half of 2002 (see Note 18) but did not generate positive cash flow from operations in 2002. Management expects the Company to be profitable in 2003 and has focused the business on operations it believes have demonstrable ability to produce positive net income and cash flow in the future. However, any projections of future results of operations and cash flows are subject to substantial uncertainty. If current cash, marketable securities and cash that may be generated from operations are insufficient to satisfy its liquidity requirements, the Company may seek to sell additional equity securities, issue debt securities or increase its working capital line of credit. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Basis of presentation

     The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software and services. The portal category includes revenues primarily from the Company's subsidiaries operating state and local government portals under long-term contracts on an outsourced basis. The software and services category includes revenues primarily from the Company's corporate filings, ethics & elections, transportation and AOL businesses. As further discussed in Note 5, results of operations of the Company's eProcurement business have been classified as discontinued operations.

     The primary categories of operating expenses include: cost of portal revenues, cost of software and services revenues, selling and administrative, and depreciation and amortization. Cost of portal revenues consist of all direct costs associated with operating outsourced portals including employee compensation, telecommunications and all other costs associated with the provision of dedicated client service such as dedicated facilities for our outsourced contracts. Cost of software and services revenues consist of all direct project costs to provide software development and services such as employee compensation, the cost of subcontractors hired as part of software and services projects, and all other direct project costs including materials, travel and other out-of-pocket expenses. In the second quarter of 2002, the Company decided to combine the general and administrative and the sales and marketing operating expense classifications into one classification referred to as selling and administrative. All periods presented reflect the new classification. Selling and administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, legal and finance, and all costs of non-customer service personnel from the Company's software and services businesses, including information systems and office rent. Selling and administrative costs also consist of corporate-level expenses relating to market development and public relations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

     The accompanying consolidated financial statements consolidate the Company together with all of its direct and indirect wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents

     Cash and cash equivalents primarily include cash on hand in the form of bank deposits and money market funds. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all non-restricted highly liquid instruments purchased with an original maturity of one month or less to be cash equivalents.

Cash and cash equivalents -- restricted

     Cash and cash equivalents -- restricted consists of bank deposits and money market funds that have been segregated to collateralize bank letters of credit issued on behalf of the Company and the Company's bank note payable.

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS No. 144"), effective January 1, 2002. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets or Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations -- Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of the business. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS No. 144 did not result in any impairment of the Company's long-lived assets in 2002.

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

Goodwill and intangible assets

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements and eliminates amortization of goodwill. SFAS No. 142 requires that the Company test goodwill for impairment annually or more frequently whenever events occur or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is an operating segment or one level below an operating segment. The first step of the impairment test is to compare the estimated fair value of the reporting unit to carrying value. If the carrying value is less than fair value, no impairment exists. If the carrying value is greater than fair value, a second step is performed to determine the fair value of goodwill and the amount of impairment loss, if any. There was no impairment of goodwill upon adoption of SFAS No. 142, and the Company had no goodwill remaining at December 31, 2002. Refer to Note 5 for further discussion of the goodwill and intangible impairment losses recorded by the Company in 2001 and 2002.

     Prior to the adoption of SFAS No.142, the Company assessed the carrying value of recorded goodwill for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis. If the sum of the expected future cash flows on an undiscounted basis were less than the carrying amount of the recorded goodwill, an impairment loss would be recognized for the amount by which the carrying value of the recorded goodwill exceeds its estimated fair value. Prior to the adoption of SFAS No. 142, goodwill was amortized using the straight-line method over its estimated period of benefit. Had the Company been accounting for its goodwill under SFAS No. 142 for the years ended December 31, 2000 and 2001, the Company's net loss and net loss per share would have been as follows:

                                                                Year Ended December 31,
                                                           --------------------------------
                                                                 2000              2001
                                                           --------------    --------------
   Net loss, as reported ...........................       $  (40,277,950)   $  (77,444,273)
   Add: Goodwill amortization, net of tax ..........           13,159,886        12,800,385
        Equity-method goodwill amortization,
        net of tax .................................            1,587,574         1,150,358
                                                           --------------    --------------
   Net loss, as adjusted ...........................       $  (25,530,490)   $  (63,493,530)
                                                           ==============    ==============
   Basic and diluted net loss per share, as reported       $        (0.74)   $        (1.38)
   Add: Goodwill amortization, net of tax ..........                 0.24              0.23
        Equity-method goodwill amortization,
        net of tax .................................                 0.03              0.02
                                                           --------------    --------------
   Basic and diluted net loss per share, as adjusted       $        (0.47)   $        (1.13)
                                                           ==============    ==============

Software development costs

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

     The Company capitalizes software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," primarily related to past software development activities of the Company's corporate filings business and discontinued eProcurement business. The Company is no longer incurring software development costs qualifying for capitalization in these businesses. Software development costs are amortized on a straight-line basis over the estimated economic life of the software commencing when each product is available for general release.

     The Company accounts for the costs of developing internal use computer software in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In May 2000, the Emerging Issues Task Force reached certain consensuses on Issue 00-2, "Accounting for Website Development Costs," which establishes the accounting for the costs incurred to develop Internet websites. The consensuses are effective for costs incurred in quarters beginning after June 30, 2000. Such costs would be included as part of the total of internal use software development costs capitalized pursuant to SOP 98-1.

     Intangible assets at December 31, 2002 consist primarily of internal use capitalized software development costs for corporate accounting and financial management information systems software. All of the Company's intangible assets as of December 31, 2001 and 2002 were subject to amortization.

     At each balance sheet date, or whenever events or changes in circumstances warrant, the Company assesses the carrying value of intangible assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis. If the sum of the expected future cash flows on an undiscounted basis were to be less than the carrying amount of the intangible asset, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset exceeds its estimated fair value. There is considerable management judgment necessary to determine future cash flows, and accordingly, actual results could vary significantly from such estimates. Refer to Note 5 for further discussion of the impairment losses recorded by the Company in 2001 relating to capitalized software development costs.

Revenue recognition

Portal revenues

     The Company recognizes revenue from providing outsourced government portal services (primarily transaction-based information access fees and filing fees) net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to state agencies for data access are accrued as accounts payable at the time services are provided. The Company must remit a certain amount or percentage of these fees to government agencies regardless of whether the Company ultimately collects the fees. Trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates.

     Revenue from service contracts to provide consulting, development and management services to government portals is recognized as the services are provided at rates provided for in the contract.

Software and services revenues

     The Company's corporate filings business recognizes revenues from fixed-fee, long-term application development contracts on the percentage of completion method, primarily utilizing costs incurred to date as compared to the estimated total costs for each contract. Revenues and profits from these application development contracts are based on the Company's estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. See Note 10.

     The Company's ethics & elections and transportation businesses recognize revenues from professional services as the services are provided. If a transaction includes both license and service elements, the license fee is recognized on delivery and acceptance of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to additional acceptance criteria. In cases where license fee payments are contingent on the acceptance of services, recognition of revenues is deferred for both the license and the service elements until the acceptance criteria are met. Software maintenance revenues are recognized ratably over the term of the support contract, typically one year.

     The Company recognizes its share of AOL's advertising revenues when notified of the amount due from AOL, which is approximately one month after the advertisement is provided. See Note 5.

     The Company's eProcurement business recognized revenues from license agreements upon delivery and acceptance of the software application if there was persuasive evidence of an arrangement, collection of the resulting receivable was probable, the fee was fixed or determinable, and there was sufficient vendor-specific objective evidence to support allocating the total fee to all elements of these license arrangements. Where agreements provided for evaluation or customer acceptance, revenue was recognized upon the completion of the evaluation process and acceptance of the software by the customer.

Stock-based compensation

     The Company accounts for its stock-based compensation plans, which are described more fully in Note 15, using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company records as compensation expense the amount by which the fair value of common stock sold to employees exceeds the amount paid. Any excess of fair value of the price of the Company's common stock over the exercise price for options granted to employees or nonemployee directors is recorded as deferred compensation expense within shareholders' equity and amortized as stock compensation expense ratably over the vesting period. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                      Year Ended December 31,
                                                            --------------------------------------------
                                                                 2000           2001            2002
                                                            ------------    ------------    ------------
Net loss, as reported ...................................   $(40,277,950)   $(77,444,273)   $ (7,609,993)
Add: Stock-based employee compensation included in
 reported net loss, net of related tax effects ..........      1,287,525       1,158,736         876,166
Deduct: Total stock-based employee compensation expense
 determined under fair value based method for all awards,
 net of related tax effects .............................     (8,157,691)     (6,700,759)     (6,229,689)
                                                            ------------    ------------    ------------
Pro forma net loss ......................................   $(47,148,116)   $(82,986,296)   $(12,963,516)
                                                            ============    ============    ============
Basic and diluted net loss per share, as reported .......   $      (0.74)   $      (1.38)   $      (0.13)
                                                            ============    ============    ============
Basic and diluted net loss per share, pro forma .........   $      (0.86)   $      (1.48)   $      (0.23)
                                                            ============    ============    ============

     The fair value of each option grant was determined using the Black-Scholes option-pricing model. The following assumptions were applied in determining pro forma compensation cost for the years ended December 31, 2000, 2001 and 2002:

                                     2000         2001         2002
                                  ----------   ----------   ----------
Risk-free interest rate .......        6.10%        4.65%        2.95%
Expected dividend yield .......        0.00         0.00         0.00
Expected option life ..........   4.0 years    4.0 years    3.0 years
Expected stock price volatility         125%         117%         102%
Fair value of options granted .     $  8.62      $  2.45      $  1.18

     The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation. Because changes in the subjective assumptions can materially affect the fair value estimate and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

     For purposes of this pro forma disclosure, the estimated fair value of options is amortized to expense over the option vesting periods. Such pro forma impact on net loss and basic and diluted net loss per share is not necessarily indicative of future effects on net income (loss) or earnings (loss) per share.

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

Concentration of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with high credit quality financial institutions. The Company is subject to concentrations of credit risk and interest rate risk related to its short-term marketable securities. The Company's credit risk is managed by limiting the amount of investments placed with any one issuer, investing primarily in debt instruments of the U.S. Government and its agencies and high quality corporate issues generally with maturities of less than one year. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral to secure accounts receivable. Due to the high credit worthiness of the Company's customers, consisting mainly of data resellers, insurance companies and governmental entities, the Company considers accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts has been recorded. The Company's continuing operations have not experienced any significant credit losses.

Segment reporting

     The Company reports segment information in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 uses the "management" approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. SFAS No. 131 also requires disclosures about products and services, geographical areas and major customers. See Note 17.

Reclassifications

     Certain reclassifications have been made for consistent presentation among periods presented.

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

Recent accounting pronouncements

     The Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which is effective immediately to variable interest entities created after January 31, 2003, and applies in the first interim period beginning after June 15, 2003 to variable interest entities created before February 1, 2003. FIN 46 addresses the consolidation of variable interest entities through identification of a primary beneficiary. The Company does not believe FIN 46 will have an impact on the Company's financial statements.

3. OUTSOURCED GOVERNMENT PORTAL CONTRACTS

     Each of the Company's outsourced government portal contracts generally has an initial term of three to five years with provisions for renewals for various periods at the option of the government. The Company's primary business obligation under these contracts is to design, build and operate Internet-based portals on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company is typically responsible for funding up front investment and ongoing operational costs of the government portals. The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government must approve prices and revenue sharing agreements. The Company generally owns all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only. If the Company's contract were not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company. In some cases, the Company enters into contracts to provide consulting, development and management services to government portals in exchange for an agreed-upon fee.

     Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company's products infringe upon the intellectual property rights of others and against claims arising from the Company's performance or the performance of the Company's subcontractors under the contract. The Company has never experienced such claims.

     The following is a summary of the Company's larger outsourced state government portal contracts at December 31, 2002:

                                                                                         Date
                                                                                       Services     Contract Expiration Date
Subsidiary                                       Portal Name (Government Entity)      Commenced     (Renewal Option Through)
----------                                    ------------------------------------   -----------   -------------------------
Alabama Interactive, Inc. .................   www.Alabama.gov (Alabama)                  2002      2/1/2004
New England Interactive, Inc. .............   www.RI.gov (Rhode Island)                  2001      6/19/2006 (6/19/2010)
NIC/USA, Inc. .............................   www.YourOklahoma.com (Oklahoma)            2001      6/30/2003 (6/30/2006)
Montana Interactive, Inc. .................   www.DiscoveringMontana.com (Montana)       2001      1/1/2006 (1/1/2011)
NIC/USA, Inc. .............................   www.TennesseeAnytime.org (Tennessee)       2000      8/28/2003 (8/28/2005)
Hawaii Information Consortium, Inc. .......   www.eHawaiigov.org (Hawaii)                2000      1/3/2005 (1/3/2007)
Idaho Information Consortium, Inc. ........   www.accessIdaho.org (Idaho)                2000      12/7/2004 (12/7/2006)
Utah Interactive, Inc. ....................   www.Utah.gov (Utah)                        1999      5/6/2003 (5/6/2009)
New England Interactive, Inc. .............   www.Maine.gov (Maine)                      1999      4/15/2006
Arkansas Information Consortium, Inc. .....   www.accessArkansas.org (Arkansas)          1997      6/30/2004
Iowa Interactive, Inc. ....................   www.iowaccess.org (Iowa)                   1997      9/30/2003 (9/30/2005)
Virginia Interactive, Inc. ................   www.myVirginia.org (Virginia)              1997      9/1/2007 (9/1/2012)
Indiana Interactive, Inc. .................   www.IN.gov (Indiana)                       1995      8/31/2003 (8/31/2005)
Nebraska Interactive, Inc. ................   www.Nebraska.gov (Nebraska)                1995      1/31/2004
Kansas Information Consortium, Inc. .......   www.accessKansas.org (Kansas)              1992      12/31/05 (12/31/2009)

     As of December 31, 2002, the Company has also entered into contracts with the States of New Hampshire and Vermont, the Florida Association of Court Clerks, the City of Indianapolis and Marion County (IN), Dallas County (TX), Kent County (MI), Washtenaw County (MI), the City of Tampa (FL), the City of Corpus Christi (Texas), the City of Des Moines (IA) and the Iowa State Treasurers. On January 30, 2003, the Company entered into a two-year portal outsourcing contract, including renewal options for up to an additional eight years, with the Commonwealth of Kentucky.

4. ACCOUNTING FOR THE 1998 EXCHANGE OFFER

     NIC was formed on December 18, 1997, for the sole purpose of affecting a common stock exchange offer (the "Exchange Offer"). On March 31, 1998, the Company exchanged its common shares for the common shares of five affiliated companies: National Information Consortium USA, Inc. ("NIC/USA"), Kansas Information Consortium, Inc. ("KIC"), Indiana Interactive, Inc. ("III"), Nebraska Interactive, Inc. ("NII") and Arkansas Information Consortium, Inc. ("AIC"). Ownership of the five affiliated companies was similar, but not identical, leading to the conclusion to account for the Exchange Offer as a business combination. Prior to consummating the Exchange Offer, the Company was a holding company with no operations of its own. Exchange ratios were determined proportionately based on estimated 1998 pretax earnings for each company. No appraisal of fair market value of the separate companies was obtained. Management determined the fair value of the consolidated company on March 31, 1998 was $40 million. The fair value was allocated to each of the business units based upon proportional values agreed to by the shareholders in consummating the Exchange Offer. Because the shareholders of NIC/USA received 54% of the Company's common shares, NIC/USA was treated as the acquirer in applying purchase accounting.

     The cost of the acquired business units of approximately $18.5 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the Exchange Offer date. The fair value of net tangible assets, consisting primarily of cash, accounts receivable, property and equipment, accounts payable and debt, totaled approximately $1.2 million and approximated historical carrying amounts. The sole identifiable intangible asset related to the government portal contracts and was valued at approximately $3.4 million, which was the net present value of projected future cash flows over the lives of the existing contracts discounted by 15%. Developed applications were not assigned a value because each state has a perpetual right of use license to applications developed if the Company's relationship is terminated. The remainder of the cost, approximately $13.9 million, was allocated to goodwill.

     The recorded contract intangibles and goodwill were amortized on a straight-line basis over the life of the then existing contracts. At December 31, 2001, all recorded goodwill and contract intangibles had been fully amortized. The Exchange Offer was tax free to the shareholders. The historical tax basis in the assets and liabilities carries over to the Company, and the amortization of the goodwill and contract intangibles was not deductible for income tax purposes.

5. SOFTWARE AND SERVICES BUSINESSES -- ACQUISITIONS, ALLIANCES, RESTRUCTURINGS, IMPAIRMENT LOSSES AND DISCONTINUED OPERATIONS

     From September 1999 through October 2000, NIC acquired four companies and formed one business alliance that comprise the majority of the Company's software and services businesses. Throughout this period of rapid expansion, the Company incurred substantial net losses primarily as a result of these businesses. Over the past three years, these businesses have undergone substantial organizational restructurings and consolidations resulting in impairment losses and restructuring charges. In the third and fourth quarters of 2001, the Company recorded impairment losses totaling $37.0 million and $12.5 million, respectively, relating to its NIC Commerce, NIC Technologies and NIC Conquest businesses. In the second quarter of 2002, the Company recorded impairment losses totaling $4.3 million relating to its AOL and IDT businesses. In the third quarter of 2000 and the fourth quarter of 2001, the Company recorded restructuring charges totaling $638,000 and $374,000, respectively, relating primarily to its NIC Commerce and NIC Technologies businesses. As part of a broader strategic refocusing of the Company on its profitable core outsourced portal business during 2002, NIC exited its eProcurement and transportation businesses and restructured the other software and services businesses in an effort to accelerate the Company's path to profitability. Management has refocused these businesses on operations it believes have demonstrable ability to produce positive net income and cash flow in the future. However, any projections of future results of operations and cash flows are subject to substantial uncertainty. The following is a discussion of each of the Company's software and services businesses from acquisition/inception to December 31, 2002.

eFed -- NIC Commerce

     On September 15, 1999, NIC acquired the net assets of eFed, which was renamed NIC Commerce. NIC Commerce, the Company's eProcurement business, designed, developed and managed online procurement software and services for federal and state markets. eFed was a division of privately held Reston, Virginia-based Electric Press, Inc. The acquisition was accounted for as a purchase and the results of NIC Commerce's operations have been included in the Company's consolidated statements of operations from the date of acquisition.

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

     The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the closing date. The fair value of net tangible assets acquired, consisting primarily of accounts receivable, property and equipment, accounts payable and other accrued expenses, totaled $816,000 and approximated historical carrying amounts. The sole identifiable intangible asset related to NIC Commerce's Internet procurement software. This asset was valued at approximately $21.8 million and was being amortized over an estimated three-year life. The remainder of the cost was allocated to goodwill. The goodwill was being amortized on a straight-line basis over three years.

     During the third quarter of 2001, the Company identified indicators of possible impairment of its goodwill and acquired intangible asset related to the eFed acquisition. The impairment indicators included, but were not limited to, the recent restructurings in this business, which included workforce layoffs and office closings, significant underperformance of this business relative to historical and projected future operating results, management's reallocation of capital resources from this underperforming business to its most profitable businesses, and significant negative industry and economic trends within the eProcurement sector. In addition to the management and organizational changes that had taken place at NIC Commerce since third quarter of 2000, the Company continued the restructuring of this business by eliminating the majority of its marketing and business development staff due to poor performance, with additional headcount reductions made in October 2001. Management concluded the remaining goodwill and other identifiable intangible asset related to the eFed acquisition no longer had value and recognized a $9.4 million impairment loss in the third quarter of 2001. Furthermore, in December 2001, the Company determined it was unlikely that NIC Commerce's Colorado/Utah project would continue beyond the pilot phase of production. This, among other factors, led the Company to determine that the NIC Commerce business would be downsized further in 2002 including certain senior administrative staff and development staff to more appropriately size operations to visible demand. Such revised expectations of demand could not support the recoverability of costs NIC Commerce had capitalized on the latest versions of the eProcurement software and $4.6 million was expensed as an impairment loss in the fourth quarter of 2001.

     In the second quarter of 2002, the Houston-Galveston Area Council ("HGAC") informed NIC Commerce that HGAC was terminating its eProcurement contract with Bank of America and NIC Commerce effective May 31, 2002. HGAC cited low usage of the system as the primary reason for terminating the contract, as historical procurement volumes did not meet minimum requirements to keep the system operational. As a result of the HGAC contract termination, and as part of a broader strategic refocusing of the Company on its profitable core outsourced portal business, NIC decided to shut down its eProcurement business. In June 2002, NIC Commerce reached an agreement to terminate its remaining eProcurement contract with the State of South Carolina. As a result of the decision to shut down its eProcurement business, the Company determined that certain hardware, software and other fixed assets at NIC Commerce would no longer be useful and recorded a loss of approximately $1.4 million in the second quarter of 2002 for the amount by which the carrying value of the fixed assets exceeded their estimated fair values upon disposal. As of June 30, 2002, the Company had exited its domestic eProcurement business entirely.

     The results of operations of NIC Commerce have been classified as discontinued operations, and information presented for all periods reflects the new classification. NIC Commerce's operations were previously reported in the eProcurment segment. Components of amounts reflected in the Company's consolidated statements of operations and balance sheets relating to discontinued operations are presented in the following table:

                                                                Year Ended December 31,
                                                      --------------------------------------------
                                                          2000            2001            2002
                                                      ------------    ------------    ------------
Statement of operations data
Revenues ..........................................   $  3,629,897    $  1,846,319    $    221,863
                                                      ------------    ------------    ------------
Costs and expenses ................................     10,066,363       6,326,744       1,747,690
Impairment loss -- capitalized software development
 costs ............................................             --       4,659,600              --
Loss on disposal of property and equipment ........             --              --       1,425,153
Depreciation and amortization .....................        488,126       1,325,446         390,881
                                                      ------------    ------------    ------------
Operating loss ....................................     (6,924,592)    (10,465,471)     (3,341,861)
Income tax benefit ................................     (2,603,647)     (3,940,110)     (1,306,398)
                                                      ------------    ------------    ------------
Loss from discontinued operations .................   $ (4,320,945)   $ (6,525,361)   $ (2,035,463)
                                                      ============    ============    ============

                                                      December 31,
                                               --------------------------
                                                  2001            2002
                                               -----------    -----------
       Balance sheet data:
       Current assets ......................   $   544,190    $        --
       Property and equipment, net .........     1,848,908         41,875
       Other assets ........................         3,823             --
       Current liabilities .................    (1,172,747)        (7,574)
                                               -----------    -----------
       Net assets of discontinued operations   $ 1,224,174    $    34,301
                                               ===========    ===========

Conquest Softworks -- NIC Conquest

     On January 12, 2000, NIC merged its application services division with Conquest. Conquest, based in Durango, Colorado, was a provider of UCC and corporation software applications and services that facilitate electronic filings and document management for secretaries of state. NIC paid $6.5 million in cash and contributed the net assets of its application services division for a 65% ownership in the new company, which was renamed NIC Conquest. The merger has been accounted for as a purchase and the results of NIC Conquest's operations are included in the Company's consolidated statements of operations from the date of acquisition.

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

     The NIC shares that were issued to NIC Conquest's chief executive officer on May 1, 2000 were delivered to an escrow account and were to be released in equal annual installments over a three-year period, beginning one year from the date of the exchange agreement. The first annual installment was released in May 2001. However, the remaining two installments totaling 105,961 shares were forfeited in 2002 pursuant to certain provisions contained in the May 1, 2000 exchange agreement. The Company retired these forfeited shares in the second quarter of 2002. No value was associated with the retirement of these shares as the related goodwill was impaired in the fourth quarter of 2001 as further discussed below.

     Due to developments arising in the second half of 2001 relating to NIC Conquest's migration to a common operating platform for its core UCC and corporations filing applications, the Company determined that the balance of revenues remaining to be recognized under certain application development contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued losses of approximately $6.0 million in the third and fourth quarters of 2001. Additionally, in the fourth quarter of 2001, management decided to devote all resources to completing existing contracts and not actively market the solution to new customers. Based on this decision not to actively market the solution, the Company determined that the carrying value of capitalized software development costs relating to this business were not recoverable and had been impaired. This assessment resulted in an impairment charge during the fourth quarter of 2001 of approximately $4.4 million. As a result of the decision to curtail marketing and the uncertainty regarding future sales of this solution, management concluded that the remaining unamortized balance of goodwill related to NIC Conquest was impaired and recorded a $2.5 million impairment loss in the fourth quarter of 2001.

     At any time after January 12, 2002, NIC had the right to purchase all, but not less than all, of the non-NIC shareholders' shares for 12 times NIC Conquest's immediately preceding 12 months' EBITDA divided by 30 million, which is the number of outstanding Conquest shares. On March 1, 2002 (the "Call Date"), NIC exercised its call rights to purchase all of the non-NIC shareholders' shares. Since NIC Conquest experienced negative EBITDA in calendar 2001, the purchase price of the shares was $0. In accordance with the terms of the Investor's Rights Agreement (the "Rights Agreement") dated January 12, 2000, the closing of this transaction occurred on April 8, 2002. NIC granted the non-NIC shareholders certain residual rights in the Rights Agreement if NIC Conquest experiences a change in control within 48 months after the Call Date. If a change of control of NIC Conquest occurs within 12 months after the Call Date, the non-NIC shareholders would receive 35% of the difference between the price NIC paid the non-NIC shareholders and the price NIC received for NIC Conquest in a public offering, merger or acquisition. The non-NIC shareholders would receive approximately 26% of the difference in price if the event occurs within 24 months of the Call Date, 18% within 36 months of the Call Date and 9% within 48 months of the Call Date.

SDR Technologies -- NIC Technologies

     On May 11, 2000, NIC acquired SDR, a California corporation and provider of Internet-based applications for governments. SDR was renamed NIC Technologies. NIC Technologies was acquired primarily for its application development capability but is now the Company's ethics & elections filings business. This business designs and develops online election and ethics filing systems for federal and state government agencies. Pursuant to the Amended and Restated Agreement and Plan of Reorganization and Merger, dated May 5, 2000 (the "Merger Agreement"), each outstanding share of common stock of SDR and each outstanding share of preferred stock of SDR was converted into 0.59977 share of NIC common stock, and each outstanding option to purchase one share of SDR common stock was converted into an option to purchase 0.59977 share of NIC common stock. Based on the exchange ratio, NIC issued to SDR shareholders 1,912,097 shares of common stock and options to purchase 229,965 shares of NIC common stock as consideration. Ten percent of the total number of shares of NIC common stock issued pursuant to the Merger Agreement was held in escrow as collateral for the indemnification obligations of the selling shareholders under the Merger Agreement. The shares of NIC common stock placed in escrow were held and released in accordance with the terms and conditions of an indemnification escrow agreement. Subject to NIC's claims against escrow shares discussed below and to certain other limitations, one half of the escrow shares were to be delivered to SDR shareholders nine months after the date of closing and any remaining escrow shares were delivered to the SDR shareholders 18 months after the date of closing. The acquisition was accounted for as a purchase, and the purchase price was approximately $39.7 million.

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

     Prior to the acquisition date, SDR issued two $1.0 million convertible promissory notes to NIC, dated January 28, 2000 and March 27, 2000, in exchange for $2.0 million in cash. On April 21, 2000, NIC elected to convert the promissory notes into 67,476 shares of SDR common stock, which were automatically cancelled and retired upon the closing of the acquisition. Pursuant to the Merger Agreement, the principal amount of the January 28, 2000 promissory note, plus interest thereon, was to be deducted from the NIC shares held in escrow. The number of shares to be deducted from escrow relating to the January 28, 2000 note was to be based on the market price of NIC common stock when the escrow shares were released to NIC. NIC and the former SDR shareholders agreed to use the August 10, 2000 closing price of NIC common stock of $7.8125 per share to determine the number of shares to be deducted from escrow. The August 10, 2000 date was based on the date the former SDR shareholders received NIC's July 14, 2000 notice of claim against these escrow shares. As a result, NIC received 130,981 shares as indemnification for the January 28, 2000 promissory note. The principal amount of the January 28, 2000 promissory note was accounted for as a current receivable until NIC received the escrow shares, at which time the receivable and a corresponding amount of additional paid-in capital was reversed. At December 31, 2001, no shares of NIC common stock remained in escrow. The principal amount of the March 27, 2000 promissory note was accounted for as additional purchase price and was not deducted from the escrow shares. Additionally, 10,000 SDR common shares (representing 5,998 NIC common shares) issued on May 11, 2000 upon conversion of an SDR convertible promissory were deducted from the NIC shares in escrow. The total purchase price was reduced by $103,225, the fair value of the 5,998 NIC common shares to be deducted from escrow. Accordingly, the number of NIC issued and outstanding shares as of the closing date of the acquisition was reduced by 5,998 shares.

     Below is a table of the purchase price, purchase price allocation and annual amortization of the intangible assets acquired:

Purchase Price:

 Fair value of common stock issued .......................  $32,898,312
 Fair value of common stock options issued ...............    3,703,912
 Direct acquisition costs ................................    2,176,072
 Fair value of March 27, 2000 promissory note ............    1,000,000
 Fair value of common stock to be deducted from escrow ...     (103,225)
                                                            -----------
                                                            $39,675,071
                                                            ===========

                                                                                                Annualized
                                                                               Amortization   Amortization of
                                                                                  Period        Intangibles
Purchase Price Allocation:                                                     ------------   ---------------
Fair value of net tangible assets at May 11, 2000 .........    $ (1,743,857)
 Deferred tax liability ...................................      (7,585,000)
Acquired intangible assets:
 Assembled domestic workforce .............................       1,100,000      2 years        $   550,000
 Foreign workforce agreement ..............................       8,800,000      5 years          1,760,000
 Product technology .......................................       8,200,000      3 years          2,733,333
 Customer contracts .......................................         400,000      2 years            200,000
 Goodwill .................................................      30,503,928      3 years         10,167,976
                                                                 ----------                     -----------
                                                               $ 39,675,071                     $15,411,309
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

     During the third quarter of 2001, the Company identified indicators of possible impairment of goodwill and other acquired intangible assets related to the SDR acquisition. The impairment indicators included, but were not limited to, the recent restructuring in this business, which included workforce layoffs and office closings, and the significant underperformance of this business. NIC Technologies had been integrated as the application development organization for the Company's portal businesses. However, a series of organizational restructurings completed in the third quarter of 2001 lead to significant layoffs at NIC Technologies and a shift in application development from what were previously centralized development operations in Westlake Village, California and Pune, India to regionalized operations in selected state portals. In total, less than 25 employees who were employees of the original SDR Technologies were employed with NIC at September 30, 2001, down from a previous high of approximately 85 employees at the date of acquisition in May 2000. Additionally, management determined that the value of the technology intangible relating to the SDR acquisition was impaired. Management significantly curtailed funding of all research and development-stage technology projects that did not have demonstrable and immediate positive financial returns for the Company. Specifically, future funding to actively develop and market the Company's Web iVR technology was significantly scaled back. This Web iVR technology was the primary value driver of the product technology intangible resulting from the SDR acquisition. Goodwill related to the SDR acquisition primarily represented the benefits the Company expected to receive from a centralized application development organization. Since the Company had abandoned that strategy and eliminated most of the development resources acquired with SDR, management concluded the goodwill no longer had value. The Company recognized a $27.6 million impairment loss in the third quarter of 2001 representing the unamortized balances of goodwill and other intangible assets related to the SDR acquisition. Additionally, during the fourth quarter of 2001 the Company continued to evaluate the recoverability of capitalized software at NIC Technologies. Management determined that the expected future cash flows of NIC Technologies would not be sufficient to recover the capitalized software assets, and $1.0 million was expensed as an impairment loss in the fourth quarter of 2001.

Intelligent Decision Technologies -- IDT

     On October 13, 2000, NIC acquired Longmont, Colorado-based IDT, a provider of business-to-government reporting and filing software for the transportation industry. IDT, the Company's transportation business, developed business-to-government applications that facilitate compliance with the Federal Highway Administration's Commercial Vehicle Information System Network. The acquisition was accounted for as a purchase. The purchase price for the business was approximately $2.0 million, consisting of $500,000 in cash and the issuance of 520,826 shares of unregistered NIC common stock. Pursuant to the Agreement and Plan of Merger dated September 8, 2000 (the "Merger Agreement"), fifty percent of the total number of shares of NIC common stock issued was held in escrow as collateral for the indemnification obligations of the selling shareholders under the Merger Agreement. The shares of NIC common stock placed in escrow were held and released subject to the terms and conditions of an escrow agreement, whereby 60 percent of the escrow shares were delivered to the IDT shareholders one year after the date of closing, and the remaining escrow shares were delivered to the IDT shareholders two years after the date of closing. As of December 31, 2002, no shares of NIC common stock remained in escrow.

     The fair value of the NIC common stock was determined based on the average closing market price of NIC's common stock three days before, the day of, and three days after the October 13, 2000 closing date, which was the date final terms were agreed to. The purchase price of approximately $2.0 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The fair value of net tangible assets acquired, consisting primarily of accounts receivable, property and equipment, accounts payable and other accrued expenses, and a short-term line of credit, totaled $(118,663) and approximated historical carrying amounts. The remainder of the purchase price, approximately $2.1 million, was allocated to goodwill. The goodwill was being amortized on a straight-line basis over three years. The transaction was structured to be tax free to the IDT shareholders, and the amortization of the goodwill arising from the application of purchase accounting was not deductible for income tax purposes.

     During the second quarter of 2002, the Company identified indicators of possible impairment of goodwill related to the IDT acquisition. The impairment indicators included, but were not limited to, the recent underperformance of this business relative to plan, the expected underperformance of this business as compared to projected future operating results, and NIC's recent strategic refocusing on the Company's core portal outsourcing business. Specifically, NIC determined that that the recent downturn in IDT's financial performance was expected to continue and would not be temporary, as the Company previously expected. This was a reversal of IDT's historical trend of profitability, and was primarily attributable to government-imposed contract delays and funding shortfalls on the part of governments with whom IDT had contracted.

     Management reached the conclusion that it would not continue to support IDT's business and decided to wind down IDT's operations as expeditiously and cost-effectively as possible. Accordingly, the Company concluded the remaining goodwill related to the IDT acquisition no longer had value and recognized a $1.3 million impairment loss in the second quarter of 2002. The Company may incur costs in future periods to exit this business. However, the Company does not currently believe these costs will have a material adverse affect on the Company's financial condition, results of operations or liquidity. At December 31, 2002, the IDT business did not qualify as a discontinued operation.

     In the fourth quarter of 2002, the Company reached a settlement with the former IDT shareholders to resolve any possible contingent liabilities NIC might have related to the shutdown of IDT prior to three years from the date of the acquisition. Under the terms of the Merger Agreement, an additional 208,333 to 520,826 shares of NIC common stock was to be issued contingent upon IDT's meeting certain financial performance levels over three years. The Company negotiated a settlement to issue 140,000 shares of NIC common stock to the former IDT shareholders, which was less than the minimum incentive amount, because IDT was only allowed about half of the contracted time period to attempt to reach the minimum incentive level. The fair value of the common stock issued was $197,400 and was expensed in 2002. Fair value of the common stock was determined based on the closing market price of NIC's commons stock on December 31, 2002, the effective date of the settlement. The shares will be restricted for one year from the effective date of the settlement.

AOL

     On August 25, 2000, NIC entered into a three-year Interactive Services Agreement (the "Agreement") with America Online, Inc. ("AOL") to deliver government information, services and applications through AOL's Government Guide. NIC was to pay a $4.5 million cash carriage fee to AOL over the initial three-year term. In January 2002, NIC entered into an amendment to the Agreement (the "Amendment"). Among other changes to the Agreement, the Amendment extended the original three-year term of the Agreement to 40 months (ending on December 25, 2003), eliminated AOL's right to extend the Agreement beyond the 40-month term, reduced the cash carriage fee from $4.5 million to $2.7 million and eliminated AOL's right to receive contingent warrants in NIC common stock if gross advertising revenues collected during the period the Agreement is in effect meet or exceed certain levels. As of December 31, 2002, NIC had made carriage fee payments to AOL totaling $2,425,000 and must pay the remaining $275,000 in the first quarter of 2003. As an additional component of the carriage fee in the initial Agreement, NIC issued to AOL fully vested common stock warrants representing the right to immediately purchase 624,653 shares of NIC common stock at an exercise price of $6.71875 per share. The warrants expire five years from the date of the Agreement. The exercise price per share was calculated based on the average closing price of NIC common stock for the four trading days prior to the August 28, 2000 announcement date of the Agreement. The fair value of the warrants issued to AOL was determined to be approximately $4.75 million on August 25, 2000, using the Black-Scholes option-pricing model.

     As further discussed below, in the second quarter of 2002, management concluded the carrying amount of the fully vested warrants and remaining cash carriage fee were impaired. Through the second quarter of 2002, NIC recognized the cash portion of the carriage fee on a straight-line basis over the term as cost of software and services revenue and recognized the fair value of the fully vested warrants on a straight-line basis over the term as amortization expense in the consolidated statement of operations. NIC recorded the unamortized fair value of the fully vested warrants as an intangible asset in the consolidated balance sheets at December 31, 2001. See Note 9.

     Under the terms of the Agreement, NIC has granted to AOL a royalty-free, non-exclusive, worldwide license to use the applications developed by NIC (the "Customized Programming and Licensed Content"). In addition, NIC has funded the initial investment and ongoing operational costs to build, operate and maintain the Customized Programming and Licensed Content. AOL and NIC share revenues generated from the license or sale of advertisement on or through the Government Guide.

     During the second quarter of 2002, the Company identified indicators of possible impairment of the cash and warrant portions of the carriage fee paid and payable to AOL. Beginning in the second quarter of 2001, NIC's share of revenues generated from AOL's sale of advertisement through Government Guide had increased steadily on a sequential quarterly basis. However, in the second quarter of 2002, revenues from the Company's AOL business decreased precipitously as compared to recent quarters. This was primarily a result of lower AOL Government Guide advertising revenues due to weakness in the overall advertising market in general and the online advertising market in particular. This drop in advertising revenues was in contrast to the growth in revenues the Company's AOL business had experienced historically. Additionally, based on recent discussions with AOL personnel, the Company did not expect its AOL business to achieve revenue growth consistent with the growth it had experienced historically. AOL had specifically noted in their filings with the SEC at the time that they expected the weakness in the online advertising market to continue for the foreseeable future. Accordingly, the Company reduced the revenue forecast for its AOL business for the remainder of 2002 and through the completion of its contract with AOL in December 2003.

     Management determined that the expected future cash flows of its AOL business would not be sufficient to recover the cash carriage fee the Company would have recognized over the remaining term of the contract with AOL. Through the second quarter of 2002, the Company had made cash payments to AOL totaling approximately $2.3 million, with approximately $500,000 recorded as a prepaid expense at June 30, 2002, and had to pay the remaining $412,500 in a series of three quarterly installments ending in March 2003. Additionally, management determined the future cash flows of this business would not be sufficient to recover the unamortized carrying amount of the fully vested warrants issued to AOL, which totaled approximately $2.1 million at June 30, 2002. The carrying amount of the fully vested warrants was previously recorded as an intangible asset in the Company's consolidated balance sheet. As a result, the Company recognized a $3.0 million impairment loss in the second quarter of 2002. The Company is obligated to continue to operate and maintain AOL's Government Guide through December 2003.

Restructurings

     In September 2000, the Company announced the restructuring of certain of its software and services businesses to more appropriately size these operations to visible demand and more efficiently align them with other initiatives across the Company. The restructuring involved employee reductions in its corporate marketing division and at NIC Commerce and NIC Technologies. As a result, NIC incurred a pre-tax charge of approximately $638,000 in the third quarter of 2000 relating to employee severance costs. Approximately $412,000 of this charge has been included in selling and administrative expenses in the consolidated statements of operations and $226,000 related to NIC Commerce, which has been classified as a discontinued operation. Employee severance costs paid through December 31, 2000 totaled $358,000, with $280,000 accrued at December 31, 2000 for future payments. Employee severance costs paid in 2001 totaled $280,000. The employee severance costs related to severance packages for 23 employees in marketing, product development and administration, 21 of which were terminated by December 31, 2000, with two additional terminations taking place in 2001.

     In the fourth quarter of 2001, NIC Commerce incurred a pre-tax charge of approximately $374,000 relating primarily to employee severance and lease abandonment costs. This charge is included in NIC Commerce's results as discontinued operations in the consolidated statements of operations. At December 31, 2001, $374,000 remained accrued for future payments. Employee severance costs totaling approximately $350,000 related to severance packages for nine employees in administration and application development, and all terminations were completed and payments made by the end of the first quarter 2002.

Acquisition pro forma information (unaudited)

     The following unaudited pro forma consolidated amounts for the year ended December 31, 2000 give effect to the SDR acquisition as if the acquisition had occurred on January 1, 2000, using the amortization of goodwill and intangibles the Company has recorded for periods subsequent to completing this acquisition. This information does not reflect the impairment losses recorded in 2001 related to SDR. The results of operations for Conquest and IDT in 2000 as stand-alone businesses were not material in relation to the consolidated financial statements of NIC.

                                                                     Year Ended
                                                                    December 31,
                                                                        2000
                                                                   -------------
Revenues ......................................................    $ 24,097,359
Operating loss ................................................     (53,036,430)
Loss from continuing operations ...............................     (42,177,853)
Net loss ......................................................     (46,498,798)
Basic and diluted loss per share -- continuing operations .....    $      (0.76)
Basic and diluted net loss per share ..........................    $      (0.84)
Weighted average shares outstanding ...........................      55,398,070

6. MARKETABLE SECURITIES

     The fair value of marketable securities was as follows at December 31:

                                                      2001               2002
                                                   ----------         ----------
U.S. government obligations ..............         $2,500,000         $  248,816
Corporate debt securities ................          1,565,951                 --
                                                   ----------         ----------
                                                   $4,065,951         $  248,816
                                                   ==========         ==========

     All marketable debt securities held by the Company at December 31, 2001 and 2002 mature within one year. Gross realized gains and losses and unrealized holding gains and losses have not been significant.

     At December 31, 2001, the Company had pledged $2,790,000 of its marketable securities as collateral for letters of credit, its bank line of credit in conjunction with a corporate credit card agreement, and its bank note payable. As of December 31, 2002, the Company had pledged all of its marketable securities as collateral for its bank line of credit in conjunction with a corporate credit card agreement. See Note 11.

7. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

                                                       2001              2002
                                                   -----------       -----------
Furniture and fixtures .....................       $ 1,246,608       $ 1,409,076
Equipment ..................................         8,163,876         6,292,736
Purchased software .........................         2,318,258         1,249,829
Leasehold improvements .....................           332,520           182,652
                                                   -----------       -----------
                                                    12,061,262         9,134,293
Less accumulated depreciation ..............         5,675,691         6,080,443
                                                   -----------       -----------
                                                   $ 6,385,571       $ 3,053,850
                                                   ===========       ===========

     Depreciation expense for the years ended December 31, 2000, 2001 and 2002, was $1,728,559, $2,968,384 and $2,519,205, respectively.

8. INVESTMENTS IN AFFILIATES AND JOINT VENTURES

     In March 2000, NIC completed a $5 million cash investment in E-Filing.com, Inc. ("E-Filing"), a provider of online filing applications for legal services, giving NIC ownership of 21% of E-Filing, a non-pubic company, through 2,433,800 shares of Series A voting Preferred Stock. The investment has been accounted for under the equity method. The difference between the amount of NIC's investment (approximately $5.3 million) and underlying equity (approximately $1.4 million) in E-Filing was allocated to goodwill and was amortized over 21 months ending December 31, 2001. At December 31, 2002, the carrying value of the Company's investment in E-Filing was $839,192, which approximates the Company's share of E-Filing's underlying equity.

     E-Filing is in the development stage of operations and is incurring net losses. The Company regularly reviews the carrying value of its equity method investments and records impairment losses when events and circumstances indicate that such assets are impaired. To date, the Company has not recorded any such impairment losses on its investment in E-Filing.

     In March 2000, NIC completed a $5.5 million cash investment in Tidemark Computer Systems, Inc. ("Tidemark"), a provider of online permit applications for local government, giving NIC ownership of approximately 27% of Tidemark, a non-public company, through 4,530,396 shares of Series B voting Preferred Stock. The investment was accounted for under the equity method. At December 31, 2000, NIC was closely monitoring its investment in Tidemark due to significant liquidity issues inasmuch as Tidemark's current liquid resources were sufficient to meet operating requirements only through the end of April 2001. At the end of 2000, Tidemark was in various stages of merger and acquisition discussions with several companies. NIC expected Tidemark would be successful in merging its operations with or being acquired by another company. Based on information received in the latter half of March 2001 from a company looking to acquire Tidemark, NIC determined that it would not be able to recover the entire carrying value of its investment. Accordingly, in the fourth quarter of 2000, NIC adjusted the carrying value of its investment, primarily relating to goodwill, to its estimated fair value resulting in a noncash impairment loss of approximately $2.1 million. The estimated fair value of Tidemark was based on NIC's underlying equity in Tidemark's net book value at December 31, 2000. The yearly amortization of such goodwill was approximately $1.6 million. The impairment loss is included in Equity in net loss of affiliates in the consolidated statement of operations. In addition, NIC recorded a deferred tax asset valuation allowance of approximately $2.0 million to offset the deferred tax asset the Company had recognized relating to its investment in Tidemark. See Note 14. In May 2001, a private technology company acquired Tidemark for cash consideration of approximately $1.6 million. NIC received approximately $700,000 in cash from the transaction and had no investment balance remaining after the acquisition.

     In October 2000, NIC made an initial $524,000 cash investment in e-Government Solutions Limited ("eGS"), a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and NIC European Business Limited ("NIC Europe"), a European subsidiary of NIC, giving NIC initial ownership of 40% of the ordinary shares of eGS. The purpose of the eGS joint venture, based in London, England, is to deliver eGovernment products and services throughout Western Europe, with initial efforts to focus on the United Kingdom. In September 2001, the joint venture agreement was modified and reduced NIC's obligation to make future cash contributions to the joint venture and gave NIC ownership of 47% of the ordinary shares of eGS. In December 2002, the joint venture agreement was again modified and, among other changes, eliminated NIC's obligation to make future cash contributions to the joint venture, reduced NIC's ownership in the joint venture to 20% and eliminated NIC's participation on the board of directors of the joint venture. The investment has been accounted for under the equity method. As a result of the most recent modification to the joint venture agreement, the Company will account for its investment in eGS under the cost method beginning in fiscal 2003. Through December 31, 2002, NIC's cash contributions to eGS totaled approximately $1.0 million. At December 31, 2002, NIC had no investment balance remaining in eGS.

9. INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31:

                                                    2001                    2002
                                       -------------------------   -----------------------
                                          Gross                      Gross
                                        Carrying     Accumulated   Carrying   Accumulated
                                         Amount     Amortization    Amount    Amortization
                                       ----------   ------------   --------   ------------
Software development costs .........   $  493,998   $  (123,494)   $521,512   $(301,534)
Warrants issued to AOL .............    4,750,000    (1,935,189)         --          --
                                       ----------   -----------    --------   ---------
                                       $5,243,998   $(2,058,683)   $521,512   $(301,534)
                                       ==========   ===========    ========   =========

     At December 31, 2002, intangible assets were primarily comprised of internal use software development costs, which are being amortized using the straight-line method over a period of three years. No significant residual value is estimated for these intangible assets. The aggregate intangible asset amortization expense for the years ended December 31, 2000, 2001 and 2002 was $13.1 million, $12.8 million and $0.2 million, respectively. Amortization expense for the net carrying amount of intangible assets at December 31, 2002 is estimated to be $0.1 million in each of fiscal years 2003 and 2004. Refer to
Note 5 for further discussion of the goodwill and intangible asset impairment charges recorded by the Company in 2001 and 2002.

10. APPLICATION DEVELOPMENT CONTRACTS

     Due to developments arising in late March 2000 relating to subcontractor performance and technical delivery issues, the Company determined that the balance of revenues remaining to be recognized under an application development contract with the Indiana Secretary of State was not expected to cover NIC Conquest's current estimate of costs to develop and implement the related application and accrued approximately $1.4 million in the first quarter of 2000 for the expected loss in cost of software and services revenues in the consolidated statements of operations. As of December 31, 2002, the Company has fulfilled substantially all obligations under its contract with the Indiana Secretary of State. Due to developments arising in the second half of 2001 relating to NIC Conquest's decision to migrate to a common operating platform for its UCC and corporations filing applications, the Company accrued approximately $3.4 million and $2.6 million in the third and fourth quarters of 2001, respectively, for expected losses on outstanding contracts where migration was elected. In the second quarter of 2002, the Company accrued approximately $4.3 million for expected losses due to project cost overruns on outstanding contracts in Arkansas, Minnesota and Oklahoma. In the fourth quarter of 2002, management reversed $800,000 of accruals recorded in the second quarter of 2002 related to its contracts in Arkansas and Oklahoma as these contracts are expected to cost less to complete than management estimated. The Company has fulfilled all obligations under its contract with the state of Minnesota and expects to complete the majority of the remaining development work on its contracts with the states of Arkansas and Oklahoma by the end of the second quarter 2003. At December 31, 2002, the accrual for all application development contracts was approximately $1.6 million, which management believes is adequate. Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.

     In September 2001, NIC/USA and the Company's NIC Conquest subsidiary were awarded a five-year contract by the California Secretary of State to develop and implement a comprehensive information management and filing system. The five-year contract to build an information management and retrieval system for the Business Programs Division of the California Secretary of State for approximately $25 million is the largest government contract NIC has ever been awarded. The Company accounts for revenues under this contract on the percentage of completion basis and currently believes this contract will be profitable.

     Unbilled revenues under long-term application development contracts at December 31, 2001 and 2002 were approximately $2.3 million and $2.6 million, respectively, and are included in other current assets in the consolidated balance sheets.

11. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

     In August 2001, the Company borrowed $1.0 million from a bank in the form of a promissory note payable to finance the purchase of certain hardware and software components for its eProcurement business. The note bears interest at the bank's prime rate and is payable in 36 monthly installments of approximately $31,000 ending in July 2004. At December 31, 2002, the principal balance on the note was approximately $533,000. The Company has collateralized the note with approximately $600,000 in cash and cash equivalents.

     The Company has a $500,000 line of credit with a bank in conjunction with a corporate credit card agreement. At December 31, 2002, NIC had pledged all of its marketable securities as collateral on the line of credit. See Note 6.

     The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year, for which the Company pays bank fees of approximately 1.5% to 2.0% of face value per annum. In conjunction with its business filings contract with the California Secretary of State (see Note 10), in March 2002, the Company issued a $5 million letter of credit as collateral for a $5 million performance bond required by the contract. Prior to receiving the next major milestone payment under the contract, the Company will be required to increase the amount of the performance bond to $10 million. If the Company is unsuccessful in obtaining a $10 million performance bond, all remaining milestone payments to NIC will be deferred until the date the Secretary of State officially accepts the system and the maintenance period commences. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.2 million and $6.2 million at December 31, 2001 and 2002, respectively. At December 31, 2002, the Company has collateralized certain letters of credit with approximately $5.7 million in cash and cash equivalents.

     In October 2002, the Company entered into an agreement with a bank to refinance all of its current letters of credit. In addition, the Company obtained a $500,000 working capital line of credit and expects to refinance its term note payable. The refinanced note will bear interest at the bank's prime rate (with a floor of 5.5%) and will be payable in 36 monthly installments ending in 2006. In total, the new financing arrangement will increase the Company's unrestricted cash balance by more than $1.0 million by releasing funds which had been previously restricted as collateral to secure letters of credit and the note payable. The Company will pledge approximately $5.6 million of its cash and cash equivalents as collateral under the new financing arrangement and has given the bank a security interest in certain of its accounts receivable and other assets. The Company has not yet completed all of these transactions with the bank.

12. COMMITMENTS AND CONTINGENCIES

Operating leases

     The Company and its subsidiaries lease office space and certain equipment under noncancellable operating leases. Future minimum lease payments under all noncancellable operating leases at December 31, 2002 are as follows:

Fiscal Year
-----------
2003 ................................................                 $1,174,384
2004 ................................................                    947,725
2005 ................................................                    666,566
2006 ................................................                    251,031
2007 ................................................                    104,607
Thereafter ..........................................                         --

     Rent expense for operating leases for the years ended December 31, 2000, 2001 and 2002 was $1,279,175, $1,335,127 and $1,612,244, respectively.

Litigation

     The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any legal proceedings.

13. SHAREHOLDERS' EQUITY

Common stock

     On June 30, 1998, the Company and the National Information Consortium Voting Trust (the "Voting Trust") consisting of all the Company's then current shareholders entered into a stock purchase agreement for the Company's shareholders to sell a 25% interest in the Company to an investment management firm. The Company did not receive any of the proceeds from the sale. Under the Voting Trust agreement, two principal shareholders have the right to vote all of the Voting Trust's common shares and to sell all or any part of such shares.

Common stock transactions

     On July 20, 1999, the Company completed its initial public offering of common stock by selling an aggregate of 10 million new shares of common stock for net proceeds of approximately $109.4 million after deducting underwriting discounts, commissions and expenses.

     In April 2000, the Company sold 4,395 shares of common stock to an employee for $11.38 per share. In June 2000, the Company sold 1,932 shares of common stock to an employee for $12.94 per share. In June 2000, the Company sold 2,828 shares of common stock to an employee for $8.84 per share and recorded $11,588 in stock compensation expense related to this transaction. In June 2000, the Company repurchased 5,000 shares of common stock from an employee for $20.19 per share. These shares were canceled and retired in October 2000. In July 2000, the Company issued 2,637 shares of common stock to an executive of the Company for no cash consideration and recorded $30,000 in stock compensation expense related to this transaction. In March 2000, an outside director of the Company exercised 10,000 non-qualified stock options at an exercise price of $10 per share. In November 2000, the Company rescinded this stock option exercise and returned the $100,000 in proceeds from the option exercise to the director. The Company recorded $72,800 in stock compensation expense related to this transaction.

     In April 2001, the Company issued 5,000 shares of common stock to an executive of the Company for no cash consideration and recorded $17,242 in stock compensation expense related to this transaction.

     As a condition of separation and severance from the Company in the second quarter of 2002, a former executive had the right to request the Company to repurchase all of the shares of the Company's common stock, totaling 149,488 shares, beneficially owned by the former executive that were held of record in the Voting Trust for $1.44 per share. In October 2002, the former executive exercised this right and caused the Company to repurchase his Voting Trust units for $215,260. The shares of NIC common stock represented by the Voting Trust units have been recorded as treasury stock in the consolidated balance sheets.

Additional paid-in capital

     During 2000, certain employees of the Company had disqualifying dispositions of common stock obtained through the exercise of incentive stock options. As a result, the Company received a federal income tax deduction of approximately $3.1 million in 2000. Through December 31, 2000, the Company had recognized compensation expense of approximately $157,000 for the excess of fair value of the Company's common stock on the grant date over the exercise price for options granted to certain of these employees. A portion of the tax benefit relating to the disqualifying dispositions totaling $157,000 has been recognized in the Company's results of operations, and the remaining tax benefit for the excess deduction was credited directly to additional paid-in capital. In 2001, federal income tax deductions relating to disqualifying dispositions were insignificant.

     During 2002, certain employees of the Company had disqualifying dispositions of common stock obtained through the exercise of incentive stock options. As a result, the Company received a federal income tax deduction of approximately $536,000 in 2002. For the year ended December 31, 2002, the Company had recognized compensation expense of approximately $217,000 for the excess of fair value of the Company's common stock on the grant date over the exercise price for options granted to certain of these employees. A portion of the tax benefit relating to the disqualifying dispositions totaling $217,000 has been recognized in the Company's results of operations, and the remaining tax benefit for the excess deduction was credited directly to additional paid-in capital. Also during 2002, certain current and former employees of the Company exercised non-qualified stock options. As a result, the Company received a federal income tax deduction of approximately $475,000 in 2002. For the year ended December 31, 2002, the Company had recognized compensation expense of approximately $292,000 for the excess of fair value of the Company's common stock on the grant date over the exercise price for options granted to certain of these employees. A portion of the tax benefit relating to the exercises totaling $292,000 has been recognized in the Company's results of operations, and the remaining tax benefit for the excess deduction of was credited directly to additional paid-in capital.

     At December 31, 2002, the Company had recognized a deferred tax asset of approximately $1.5 million for the cumulative stock compensation expense recognized to date related to non-qualified stock options granted to certain employees with the fair value of the Company's common stock on the grant date greater than the exercise price for options granted. Through December 31, 2002, the actual tax deductions resulting from exercises of these non-qualified stock options were less than the cumulative amount of stock compensation expense recognized in the Company's results of operations. The write off of the related deferred tax asset in excess of the benefits of the actual tax deductions was debited directly to additional paid-in capital for $1,341,992, which was the amount of excess tax deductions credited to additional paid in capital from previous stock option grants, as discussed above. The remainder of the write off of was recognized as income tax expense in the consolidated statement of operations. See Note 14.

Withdrawn common stock offering

     On February 22, 2000, the Company filed a registration statement on Form S-1 with the SEC for an offering of approximately 8.1 million shares of the Company's common stock. On April 5, 2000, the Company announced its intention to withdraw the stock offering due to adverse market conditions. Direct costs related to the withdrawn offering of approximately $835,000 were expensed in the second quarter of 2000 and are included in selling and administrative expenses in the consolidated statement of operations.

Business acquisitions

     For additional information relating to business acquisitions and other transactions involving the issuance of common stock, common stock options or warrants, refer to Note 5.

14. INCOME TAXES

     The provision (benefit) for income taxes from continuing operations consists of the following:

                                                                 Year Ended December 31,
                                                        --------------------------------------------
                                                            2000            2001            2002
                                                        ------------    ------------    ------------
Current income taxes:
 Federal ............................................   $         --    $         --    $         --
 State ..............................................        161,213         (28,180)        206,160
                                                        ------------    ------------    ------------
  Total .............................................        161,213         (28,180)        206,160
                                                        ------------    ------------    ------------
Deferred income taxes:
 Federal ............................................    (10,875,018)    (16,931,093)     (3,210,702)
 State ..............................................     (1,274,569)     (1,725,466)       (527,498)
                                                        ------------    ------------    ------------
  Total .............................................    (12,149,587)    (18,656,559)     (3,738,200)
                                                        ------------    ------------    ------------
  Total income tax benefit from continuing operations   $(11,988,374)   $(18,684,739)   $ (3,532,040)
                                                        ============    ============    ============

     Significant components of the Company's deferred tax assets and liabilities were as follows at December 31:

                                                                            2001            2002
                                                                        ------------    ------------
Deferred tax assets:
 Net operating loss carryforward ....................................   $ 23,440,998    $ 26,463,945
 Amortization and impairment of eFed goodwill and software intangible      9,419,793       8,794,412
 Capital loss on sale of affiliate ..................................      1,796,675       1,796,675
 Investments in affiliates ..........................................      1,887,489       2,287,800
 Application development contracts ..................................      1,542,457         606,357
 Compensation related to non-qualified stock options ................      1,123,769              --
 Warrants issued to AOL .............................................             --         821,222
 Depreciation .......................................................             --         170,835
 Other ..............................................................        139,025              --
                                                                        ------------    ------------
                                                                          39,350,206      40,941,246
 Less: Valuation allowance ..........................................     (7,081,251)     (5,010,701)
                                                                        ------------    ------------
  Total .............................................................     32,268,955      35,930,545
                                                                        ------------    ------------
Deferred tax liabilities:
 Depreciation .......................................................       (282,038)             --
 Capitalized software development costs .............................       (230,247)        (73,199)
 Other ..............................................................             --        (202,028)
                                                                        ------------    ------------
  Total .............................................................       (512,285)       (275,227)
                                                                        ------------    ------------
Net deferred tax asset ..............................................   $ 31,756,670    $ 35,655,318
                                                                        ============    ============

     For federal income tax purposes, the Company had available at December 31, 1999, 2000, 2001 and 2002 net operating loss ("NOL") carryforwards of approximately $0.3 million, $26.5 million, $21.1 million and $8.4 million that will expire in the years 2019, 2020, 2021 and 2022, respectively. The Company believes it is more likely than not it will generate sufficient taxable income from future operations to fully utilize the NOL carryforwards prior to expiration. The amount of the deferred tax asset considered realizable relating to these NOL's could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

     In the fourth quarter of 2002, the Company recorded a deferred tax asset adjustment of approximately $1.5 million for compensation related to non-qualified stock options (see Note 13).

     Prior to April 8, 2002, the Company's ownership in NIC Conquest was less than 80% (see Note 5). As a result, NIC Conquest was not included in the Company's consolidated federal income tax return prior to this time. Due to developments arising in the second half of 2001 relating to NIC Conquest's migration to a common operating platform for its core UCC and corporations filing applications, the Company determined that the balance of revenues remaining to be recognized under existing application development contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued losses of approximately $6.0 million in the third and fourth quarters of 2001. These losses coupled with the significant underperformance of this business and uncertainty regarding future performance of this business cast substantial doubt as to whether NIC Conquest's NOL carryforwards could be used in the future. Consequently, in the fourth quarter of 2001, the Company provided a deferred tax asset valuation allowance for the net deferred tax asset relating to NIC Conquest in the amount of $5,284,576. The Company acquired 100% ownership of NIC Conquest on April 8, 2002. As a result of the change in ownership, the Company released the estimated portion of the valuation allowance that was not related to NIC Conquest's net operating loss carryforwards generated through the date of the change in ownership. At December 31, 2002, the deferred tax asset valuation allowance relating to NIC Conquest was $3,214,026.

     In the fourth quarter of 2000, the Company recorded a deferred tax asset valuation allowance of $1,959,447 to offset the deferred tax asset the Company had recognized relating to its investment in Tidemark (see Note 8). In the second quarter of 2001, the Company sold its interest in Tidemark realizing a capital loss, which can only be offset against capital gains for federal income tax purposes. At present, there is substantial doubt about the Company's ability to generate capital gains in the future. In 2001, the Company adjusted the deferred tax asset valuation allowance relating to Tidemark to $1,796,675.

     The following table reconciles the effective income tax rate from continuing operations indicated by the consolidated statements of operations and the statutory federal income tax rate:

                                                                         Year Ended December 31,
                                                                     ------------------------------
                                                                     2000         2001         2002
                                                                     ----         ----         ----
Effective federal and state income tax rate ..................       24.9%        20.7%        38.8%
Impairment of intangible assets ..............................         --          7.0          4.8
Goodwill amortization relating to the Exchange Offer and other
 acquisitions ................................................        8.2          4.0           --
Non-deductible stock compensation expense ....................        0.5          0.2          1.1
State income taxes ...........................................       (1.9)        (2.1)        (1.4)
Valuation allowance ..........................................        2.4          5.2         (9.1)
Other ........................................................        0.9           --          0.8
                                                                     ----         ----         ----
Statutory federal income tax rate ............................       35.0%        35.0%        35.0%
                                                                     ====         ====         ====

15. EMPLOYEE BENEFIT AND STOCK OPTION PLANS

Defined Contribution 401(k) Profit Sharing Plan

     The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment. A discretionary match of up to 5% of an employee's salary and a discretionary contribution may be made to the plan as determined by the Board of

Directors. Expense related to Company matching contributions totaled approximately $469,000, $349,000 and $276,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Employee Stock Purchase Plan

     In May 1999, the Company's Board of Directors approved an employee stock purchase plan intended to qualify as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan permit eligible employees to purchase NIC common stock through payroll deductions up to 15% of each employee's compensation. Amounts deducted and accumulated by the participant will be used to purchase shares of NIC's common stock at 85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined. The first offering period under this plan commenced on April 1, 2001 and ended on March 31, 2002, with 32,504 shares being purchased. The second offering period under this plan commenced on April 1, 2002. The closing fair market value of NIC common stock on the first day of the second offering period was $3.84 per share.

Stock Option Plans

     The Company has two formal stock option plans (the "NIC" plan and the "SDR" plan) to provide for the granting of either incentive stock options or non-qualified stock options to encourage certain employees of the Company and its subsidiaries, and certain directors of the Company, to participate in the ownership of the Company, and to provide additional incentive for such employees and directors to promote the success of its business through sharing the future growth of such business. The NIC plan was adopted in May 1998 and amended in November 1998 and May 1999. Under the NIC plan, the Company is authorized to grant options for up to 9,286,754 common shares. Employee options are generally exercisable one year from date of grant in cumulative annual installments of 25% to 33% and expire four years after the grant date. The SDR plan was adopted in May 2000 in conjunction with NIC's acquisition of SDR. Under the SDR plan, the Company is authorized to grant options for up to 229,965 common shares. No options that are in addition to those granted upon the close of the SDR acquisition will be granted under the SDR plan. There have been no option repricings under the plans.

     A summary of the activity under the Company's stock option plans for the years ended December 31, 2000, 2001 and 2002 is presented below:

                                                2000                            2001                            2002
                                     ---------------------------     -----------------------------    ----------------------------
                                                     Weighted                         Weighted                         Weighted
                                                      Average                          Average                         Average
                                       Shares     Exercise Price       Shares      Exercise Price       Shares      Exercise Price
                                     ---------    --------------     -----------   --------------     -----------   --------------
Outstanding at January 1 .........   4,025,593       $  7.49          6,192,706       $  7.80          7,663,866       $ 5.36
Granted ..........................   3,374,486       $ 10.38          3,161,361       $  3.29          1,345,450       $ 1.81
Exercised ........................    (411,524)      $  2.07           (216,659)      $  1.47         (1,915,094)      $ 1.51
Expired ..........................     (33,924)      $ 12.29           (370,108)      $ 18.06         (1,221,181)      $ 6.32
Canceled .........................    (761,925)      $ 21.44         (1,103,434)      $  9.60         (1,114,571)      $ 4.08
                                     ---------                       ----------                       ----------
Outstanding at December 31 .......   6,192,706       $  7.80          7,663,866       $  5.36          4,758,470       $ 5.95
Exercisable at December 31 .......   1,674,316       $  4.86          2,831,632       $  5.64          1,626,629       $ 9.92
Weighted average grant-date
 fair value of options granted
 during the year .................                   $  8.62                          $  2.45                          $ 1.18

     The following table summarizes information about stock options outstanding under the Plan at December 31, 2002:

                                     Options Outstanding             Options Exercisable
                             ------------------------------------   ----------------------
                                             Weighted
                                             Average     Weighted                 Weighted
                                            Remaining     Average                 Average
                                Shares     Contractual   Exercise      Shares     Exercise
 Range of Exercise Price     Outstanding       Life        Price    Outstanding    Price
-------------------------    -----------   -----------   --------   -----------   --------
$1.44-2.10 ..............     2,051,734         2.8      $  1.79      353,803     $  1.78
$2.19-3.26 ..............       374,137         3.0      $  2.32      172,113     $  2.29
$3.34-4.81 ..............     1,018,650         3.2      $  3.83      261,688     $  3.82
$5.06-7.44 ..............       163,500         3.1      $  6.91       50,500     $  6.90
$7.75-11.38 .............       810,468         3.2      $ 10.88      497,747     $ 10.93
$12.56-14.36 ............       113,450         0.8      $ 14.13      104,285     $ 14.23
$19.32-26.38 ............        17,296         5.5      $ 21.36       14,897     $ 21.69
$30.88-43.88.............       179,735         0.7      $ 35.83      151,929     $ 36.23
$49.38-54.25 ............        29,500         1.1      $ 51.77       19,667     $ 51.77

     In February of 2000, the Company made two grants of 10,000 common stock options with immediate vesting to two directors of the Company with an exercise price of $36.88 per share, which was less than the fair market value of the stock on the grant date. Stock compensation expense of $130,000 was recorded relating to these option grants for the year ended December 31, 2000.

     Including expense related to options granted prior to January 1, 2000 with exercise prices less than the fair market value of the Company's common stock on the various grant dates, the Company recognized a total of $1,675,485 of stock compensation expense related to common stock options for the year ended December 31, 2000. Including expense related to options granted prior to January 1, 2001, the Company recognized a total of $1,507,780 of stock compensation expense related to common stock options for the year ended December 31, 2001. Total deferred compensation expense in the consolidated balance sheet was $1,306,569 at December 31, 2001. The Company recognized this $1,306,569 of stock compensation expense during the year ended December 31, 2002 and had no deferred compensation expense remaining at December 31, 2002.

16. RELATED PARTY TRANSACTIONS

     During 2000, the Company rented an aircraft on an hourly basis from a company that was controlled by two shareholders/directors of the Company at costs that the Company believed approximated arms-length transactions. One of these directors is now the current Chief Executive Officer of the Company. In 2000, total payments made to this company totaled approximately $245,000. No payments were made to this company in 2001. In 2002, total payments made to this company totaled approximately $260,000.

17. REPORTABLE SEGMENTS AND RELATED INFORMATION

     The Company's reportable segments consist of its outsourced state and local portal businesses ("Outsourced Portals"), its eGovernment products businesses ("Products"), and its AOL division ("AOL"). As further discussed in
Note 5, the results of operations of NIC Commerce, previously reported in the eProcurement segment, have been classified as discontinued operations. The Outsourced Portals segment includes the Company's subsidiaries operating government portals and the corporate divisions that support portal operations. The Products segment includes the Company's corporate filings business (NIC Conquest), ethics & elections business (NIC Technologies) and transportation business (IDT). Unallocated corporate-level expenses are reported as "Other Reconciling Items." Management evaluates the performance of its segments and allocates resources to them based on revenues and earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, impairment losses, stock compensation and one-time charges ("EBITDA"). There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all segments. The table below reflects summarized financial information for the Company's reportable segments for the years ended December 31:

                       Outsourced                                 Other Reconciling
                         Portals       Products         AOL             Items         Consolidated Total
                      -----------   ------------    ----------    -----------------   ------------------
2000
Revenues .........    $17,807,973   $  5,533,305    $      101      $          --       $  23,341,379
EBITDA ...........      1,164,018     (4,096,967)     (933,341)       (10,700,110)        (14,566,400)

2001
Revenues .........     26,370,764      9,629,380     1,020,236                 --          37,020,380
EBITDA ...........      4,572,873     (8,692,753)     (721,108)        (9,673,461)        (14,514,449)

2002
Revenues .........     34,778,978     11,284,187     1,482,245                 --          47,545,410
EBITDA ...........     12,596,676     (4,216,720)      740,970         (8,440,231)            680,695

     The following is a reconciliation of total segment EBITDA to total consolidated loss from continuing operations before income taxes and minority interest for the years ended December 31:

                                                              2000            2001            2002
                                                          ------------    ------------    ------------
Total EBITDA for reportable segments ..................   $(14,566,400)   $(14,514,449)   $    680,695
Impairment of intangible assets (Note 5) ..............             --     (44,834,490)     (4,316,230)
Restructuring charges (Note 5) ........................       (412,131)             --              --
Withdrawn secondary offering expenses (Note 13) .......       (834,493)             --              --
Vacation accrual (*) ..................................       (205,616)             --              --
Stock compensation ....................................     (1,789,874)     (1,525,022)     (1,306,569)
Depreciation and amortization .........................    (27,471,510)    (26,627,561)     (2,988,389)
Interest income .......................................      3,739,464         966,423         179,829
Interest expense ......................................        (47,311)        (38,789)        (49,193)
Equity in net loss of affiliates ......................     (6,524,473)     (3,271,876)     (1,234,938)
Other income (expense), net ...........................        (82,710)       (233,189)        (71,775)
                                                          ------------    ------------    ------------
Loss from continuing operations before income taxes and
 minority interest ....................................   $(48,195,054)   $(90,078,953)   $ (9,106,570)
                                                          ============    ============    ============

------------
* In the third quarter of 2000, NIC incurred a one-time non-cash charge of approximately $235,000 due to the adoption of a company-wide vacation policy that required the Company to recognize a liability for earned but unused employee vacation. Of this charge, approximately $30,000 related to discontinued operations.

     The highest volume, most commercially valuable service the Company offers is access to motor vehicle records through the Company's outsourced government portals, referred to as DMV records. This service accounted for approximately 73%, 64% and 64% of the Company's portal revenues in 2000, 2001 and 2002, respectively, and approximately 56%, 46% and 47% of the Company's total revenues in 2000, 2001 and 2002, respectively.

     A primary source of revenue is derived from data resellers, who use of the Company's government portals to access DMV records for sale to the auto insurance industry. For the year ended December 31, 2000, one data reseller accounted for 52% of the Company's portal revenues and 39% of the Company's total revenues, and two other resellers accounted for an additional 12% of the Company's portal revenues and 9% of the Company's total revenues. For the year ended December 31, 2001, one of these data resellers accounted for approximately 43% of the Company's portal revenues and 31% of the Company's total revenues, and two other resellers accounted for an additional 8% of the Company's portal revenues and 6% of the Company's total revenues. For the year ended December 31, 2002, one of these data resellers accounted for approximately 47% of the Company's portal revenues and 34% of the Company's total revenues, and two other resellers accounted for an additional 7% of the Company's portal revenues and 5% of the Company's total revenues. At December 31, 2002, one data reseller accounting for approximately 44% of the Company's accounts receivable and two other data resellers accounted for approximately 6%.

18. UNAUDITED QUARTERLY OPERATING RESULTS

     The unaudited quarterly information below is subject to seasonal fluctuations resulting in lower portal revenues in the fourth quarter of each calendar year, due to the smaller number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods. For additional information on significant charges affecting the quarterly results for the periods presented, refer to Notes 5, 8, 10 and 17 above.

2000

                                                                            Three Months Ended
                                               ------------------------------------------------------------     Year Ended
                                                March 31,        June 30,      September 30,   December 31,    December 31,
                                                   2000            2000            2000           2000              2000
                                               ------------    ------------    ------------    ------------    ------------
Revenues:
 Portal revenues ...........................   $  4,532,891    $  4,414,411    $  4,487,778    $  4,372,893    $ 17,807,973
 Software and services revenues ............        253,713       1,952,343       1,506,960       1,820,390       5,533,406
                                               ------------    ------------    ------------    ------------    ------------
  Total revenues ...........................      4,786,604       6,366,754       5,994,738       6,193,283      23,341,379
                                               ------------    ------------    ------------    ------------    ------------
Operating expenses:
 Cost of portal revenues, exclusive of
   depreciation and amortization ...........      3,029,229       3,455,492       3,472,617       4,110,813      14,068,151
 Cost of software and services revenues,
   exclusive of depreciation and
   amortization ............................      1,851,153       1,665,750       1,128,814       1,958,854       6,604,571
 Selling and administrative ................      2,580,812       4,582,384       6,067,679       5,456,422      18,687,297
 Stock compensation ........................        516,664         397,862         416,274         459,074       1,789,874
 Depreciation and amortization .............      4,565,828       6,664,307       8,165,009       8,076,366      27,471,510
                                               ------------    ------------    ------------    ------------    ------------
  Total operating expenses .................     12,543,686      16,765,795      19,250,393      20,061,529      68,621,403
                                               ------------    ------------    ------------    ------------    ------------
Operating loss .............................     (7,757,082)    (10,399,041)    (13,255,655)    (13,868,246)    (45,280,024)
                                               ------------    ------------    ------------    ------------    ------------
Other income (expense):
 Interest income ...........................      1,202,349         999,926         863,809         673,380       3,739,464
 Interest expense ..........................        (10,636)        (20,815)         (6,567)         (9,293)        (47,311)
 Equity in net loss of affiliates ..........             --      (1,683,820)     (1,494,620)     (3,346,033)     (6,524,473)
 Other income (expense), net ...............         (2,370)         (1,846)        (96,507)         18,013         (82,710)
                                               ------------    ------------    ------------    ------------    ------------
  Total other income (expense) .............      1,189,343        (706,555)       (733,885)     (2,663,933)     (2,915,030)
                                               ------------    ------------    ------------    ------------    ------------
Loss from continuing operations before
 income taxes and minority interest ........     (6,567,739)    (11,105,596)    (13,989,540)    (16,532,179)    (48,195,054)
Income tax expense (benefit) ...............     (1,920,266)     (3,176,289)     (3,982,149)     (2,909,670)    (11,988,374)
                                               ------------    ------------    ------------    ------------    ------------
Loss from continuing operations before
 minority interest .........................     (4,647,473)     (7,929,307)    (10,007,391)    (13,622,509)    (36,206,680)
Minority interest ..........................        (92,758)         67,186           4,925        (229,028)       (249,675)
                                               ------------    ------------    ------------    ------------    ------------
Loss from continuing operations ............     (4,554,715)     (7,996,493)    (10,012,316)    (13,393,481)    (35,957,005)
Discontinued operations:
 Loss from discontinued operations (less
   applicable income tax benefit of $87,515,
   $592,659, $971,647 and $951,826) ........       (151,335)       (975,844)     (1,617,286)     (1,576,480)     (4,320,945)
                                               ------------    ------------    ------------    ------------    ------------
Net loss ...................................   $ (4,706,050)   $ (8,972,337)   $(11,629,602)   $(14,969,961)   $(40,277,950)
                                               ============    ============    ============    ============    ============
Basic and dilued net loss per share:
 Loss per share -- continuing operations ...   $      (0.09)   $      (0.14)   $      (0.18)   $      (0.24)   $      (0.66)
                                               ============    ============    ============    ============    ============
 Loss per share -- discontinued operations .   $      (0.00)   $      (0.02)   $      (0.03)   $      (0.03)   $      (0.08)
                                               ============    ============    ============    ============    ============
 Net loss per share ........................   $      (0.09)   $      (0.16)   $      (0.21)   $      (0.27)   $      (0.74)
                                               ============    ============    ============    ============    ============
Weighted average shares outstanding ........     53,259,706      54,531,767      55,489,153      55,954,971      54,795,280
                                               ============    ============    ============    ============    ============

2001

                                                                            Three Months Ended
                                             ----------------------------------------------------------------      Year Ended
                                               March 31,         June 30,      September 30,    December 31,      December 31,
                                                 2001              2001            2001             2001              2001
                                             -------------    -------------    -------------    -------------    -------------
Revenues:
 Portal revenues .........................   $   5,431,930    $   6,144,014    $   7,747,011    $   7,047,809    $  26,370,764
 Software and services revenues ..........       2,140,283        3,211,232        2,885,785        2,412,316       10,649,616
                                             -------------    -------------    -------------    -------------    -------------
  Total revenues .........................       7,572,213        9,355,246       10,632,796        9,460,125       37,020,380
                                             -------------    -------------    -------------    -------------    -------------
Operating expenses:
 Cost of portal revenues, exclusive of
   depreciation and amortization .........       4,341,083        4,719,613        5,403,791        5,008,316       19,472,803
 Cost of software and services revenues,
   exclusive of depreciation and
   amortization ..........................       1,823,128        2,700,836        5,842,880        4,128,253       14,495,097
 Selling and administrative ..............       4,892,752        4,726,308        4,628,941        3,318,928       17,566,929
 Impairment loss .........................              --               --       36,997,108        7,837,382       44,834,490
 Stock compensation ......................         386,274          403,556          386,211          348,981        1,525,022
 Depreciation and amortization ...........       8,115,985        8,156,062        8,160,350        2,195,164       26,627,561
                                             -------------    -------------    -------------    -------------    -------------
  Total operating expenses ...............      19,559,222       20,706,375       61,419,281       22,837,024      124,521,902
                                             -------------    -------------    -------------    -------------    -------------
Operating loss ...........................     (11,987,009)     (11,351,129)     (50,786,485)     (13,376,899)     (87,501,522)
                                             -------------    -------------    -------------    -------------    -------------
Other income (expense):
 Interest income .........................         462,701          260,176          164,800           78,746          966,423
 Interest expense ........................          (6,636)          (3,671)         (12,089)         (16,393)         (38,789)
 Equity in net loss of affiliates ........        (820,155)        (676,148)        (541,322)      (1,234,251)      (3,271,876)
 Other income (expense), net .............           7,458         (124,168)          42,497         (158,976)        (233,189)
                                             -------------    -------------    -------------    -------------    -------------
  Total other income (expense) ...........        (356,632)        (543,811)        (346,114)      (1,330,874)      (2,577,431)
                                             -------------    -------------    -------------    -------------    -------------
Loss from continuing operations before
 income taxes and minority interest ......     (12,343,641)     (11,894,940)     (51,132,599)     (14,707,773)     (90,078,953)
Income tax expense (benefit) .............      (3,164,216)      (3,222,536)     (12,543,764)         245,777      (18,684,739)
                                             -------------    -------------    -------------    -------------    -------------
Loss from continuing operations before
 minority interest .......................      (9,179,425)      (8,672,404)     (38,588,835)     (14,953,550)     (71,394,214)
Minority interest ........................         (21,859)          10,196         (463,639)              --         (475,302)
                                             -------------    -------------    -------------    -------------    -------------
Loss from continuing operations ..........      (9,157,566)      (8,682,600)     (38,125,196)     (14,953,550)     (70,918,912)
Discontinued operations:
 Loss from discontinued operations (less
   applicable income tax benefit of
   $773,729, $683,726, $382,718 and
   $2,099,937) ...........................        (976,007)      (1,073,937)        (577,058)      (3,898,359)      (6,525,361)
                                             -------------    -------------    -------------    -------------    -------------
Net loss .................................   $ (10,133,573)   $  (9,756,537)   $ (38,702,254)   $ (18,851,909)   $ (77,444,273)
                                             =============    =============    =============    =============    =============
Basic and dilued net loss per share:
 Loss per share -- continuing operations .   $       (0.16)   $       (0.15)   $       (0.68)   $       (0.27)   $       (1.26)
                                             =============    =============    =============    =============    =============
 Loss per share -- discontinued operations   $       (0.02)   $       (0.02)   $       (0.01)   $       (0.07)   $       (0.12)
                                             =============    =============    =============    =============    =============
 Net loss per share ......................   $       (0.18)   $       (0.17)   $       (0.69)   $       (0.34)   $       (1.38)
                                             =============    =============    =============    =============    =============
Weighted average shares outstanding ......      56,040,789       56,066,794       56,089,556       56,239,814       56,109,730
                                             =============    =============    =============    =============    =============

2002

                                                                        Three Months Ended
                                                ------------------------------------------------------------      Year Ended
                                                  March 31,       June 30,      September 30,   December 31,     December 31,
                                                    2002            2002             2002           2002             2002
                                                ------------    ------------    ------------    ------------    ------------
Revenues:
 Portal revenues ............................   $  8,485,907    $  9,002,070    $  8,862,950    $  8,428,051    $ 34,778,978
 Software and services revenues .............      3,610,751       3,931,627       2,805,338       2,418,716      12,766,432
                                                ------------    ------------    ------------    ------------    ------------
  Total revenues ............................     12,096,658      12,933,697      11,668,288      10,846,767      47,545,410
                                                ------------    ------------    ------------    ------------    ------------
Operating expenses:
 Cost of portal revenues, exclusive of
   depreciation and amortization ............      4,958,355       4,690,127       5,065,111       5,141,727      19,855,320
 Cost of software and services revenues,
   exclusive of depreciation and
   amortization .............................      2,334,392       7,677,832       2,125,326       1,549,746      13,687,296
 Selling and administrative .................      3,794,712       3,781,136       3,254,586       2,491,665      13,322,099
 Impairment loss ............................             --       4,316,230              --              --       4,316,230
 Stock compensation .........................        311,146         995,423              --              --       1,306,569
 Depreciation and amortization ..............        928,015         938,316         567,194         554,864       2,988,389
                                                ------------    ------------    ------------    ------------    ------------
  Total operating expenses ..................     12,326,620      22,399,064      11,012,217       9,738,002      55,475,903
                                                ------------    ------------    ------------    ------------    ------------
Operating income (loss) .....................       (229,962)     (9,465,367)        656,071       1,108,765      (7,930,493)
                                                ------------    ------------    ------------    ------------    ------------
Other income (expense):
 Interest income ............................         41,008          55,269          37,516          46,036         179,829
 Interest expense ...........................        (11,088)        (21,564)        (20,059)          3,518         (49,193)
 Equity in net loss of affiliates ...........       (224,201)       (457,773)       (286,014)       (266,950)     (1,234,938)
 Other income (expense), net ................             --         (36,275)            (54)        (35,446)        (71,775)
                                                ------------    ------------    ------------    ------------    ------------
  Total other income (expense) ..............       (194,281)       (460,343)       (268,611)       (252,842)     (1,176,077)
                                                ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing operations
 before income taxes and minority interest ..       (424,243)     (9,925,710)        387,460         855,923      (9,106,570)
Income tax expense (benefit) ................        (10,179)     (4,090,811)        167,943         401,007      (3,532,040)
                                                ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing operations
 before minority interest ...................       (414,064)     (5,834,899)        219,517         454,916      (5,574,530)
Minority interest ...........................             --              --              --              --              --
                                                ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing operations ....       (414,064)     (5,834,899)        219,517         454,916      (5,574,530)
Discontinued operations:
 Loss from discontinued operations (less
   applicable income tax benefit of
   $327,346, $974,227, $4,825 and $0) .......       (466,292)     (1,561,590)         (7,581)             --      (2,035,463)
                                                ------------    ------------    ------------    ------------    ------------
Net income (loss) ...........................   $   (880,356)   $ (7,396,489)   $    211,936    $    454,916    $ (7,609,993)
                                                ============    ============    ============    ============    ============
Basic and dilued net income (loss) per share:
 Income (loss) per share -- continuing
   operations ...............................   $      (0.01)   $      (0.10)   $       0.00    $       0.01    $      (0.10)
                                                ============    ============    ============    ============    ============
 Loss per share -- discontinued operations ..   $      (0.01)   $      (0.03)   $      (0.00)   $       0.00    $      (0.03)
                                                ============    ============    ============    ============    ============
 Net income (loss) per share ................   $      (0.02)   $      (0.13)   $       0.00    $       0.01    $      (0.13)
                                                ============    ============    ============    ============    ============
Weighted average shares outstanding:
 Basic ......................................     56,358,387      56,492,530      56,811,394      57,823,599      56,875,327
                                                ============    ============    ============    ============    ============
 Diluted ....................................     56,358,387      56,492,530      57,006,631      57,859,897      56,875,327
                                                ============    ============    ============    ============    ============

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of NIC Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of NIC Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 7, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors of the Company and the executive officers of the Company will be set forth under the caption "Management" in the Company's proxy statement related to its 2003 annual meeting of shareholders (the "Proxy Statement") and is incorporated herein by reference since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to regulation 14A. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

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

     The following table shows the Company's common stock authorized for issuance under the Company's equity compensation plans as of December 31, 2002:

                                                  Number of securities to be     Weighted average        Number of
                                                    issued upon exercise of      exercise price of      securities
                                                     outstanding options,      outstanding options,    available for
Plan category                                         warrants and rights       warrants and rights   future issuance
-------------                                     --------------------------   --------------------   ---------------
Equity compensation plans approved by security
 holders .....................................            4,697,338                   $ 5.96            2,074,419
Equity compensation plans not approved by
 security holders (1) ........................               61,132                   $ 5.22                2,399

------------
(1) In connection with the Company's acquisition of SDR Technologies, Inc. in May 2000, the Company adopted the 1999 Stock Option Plan of SDR Technologies, Inc (the "SDR Plan"). Options to purchase 229,965 shares were granted in connection with the acquisition of SDR. However, no options in addition to those granted at the close of the SDR transaction will be granted under this plan. The SDR Plan is administered by the Compensation Committee of the Company' Board of Directors.

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

ITEM 14. CONTROLS AND PROCEDURES

 (a) Evaluation of disclosure controls and procedures

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of NIC's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, NIC's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

 (b) Changes in internal controls

     Since the Evaluation Date, there have not been any significant changes in NIC's internal controls or in other factors that could significantly affect such controls.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

Index To Consolidated Financial Statements:                                 Page
                                                                            ----
 Consolidated Balance Sheets ...........................................     43
 Consolidated Statements of Operations .................................     44
 Consolidated Statements of Changes in Shareholders' Equity ............     45
 Consolidated Statements of Cash Flows .................................     46
 Notes to Consolidated Financial Statements ............................     48
 Report of PricewaterhouseCoopers LLP, Independent Accountants .........     77

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Exhibit
Number     Description
-------    -----------
   3.1     Articles of Incorporation of the registrant(1)
   3.2     Bylaws of the registrant(1)
   3.3     Articles of Amendment to Articles of Incorporation of the registrant(7)
   4.1     Reference is made to Exhibits 3.1 and 3.2(1)
   4.2     Investor Rights Agreement dated June 30, 1998(1)
   4.3     Investors' Rights Agreement, dated January 12, 2000(2)
   4.4     Specimen Stock Certificate of the registrant(1)
   9.1     Voting Trust Agreement between Jeffery S. Fraser and Ross C. Hartley and certain Holders of
           Shares of National Information Consortium, Inc. dated June 30, 1998 and form of the voting trust certificate(1)
  10.1     Form of Indemnification Agreement between the registrant and each of its executive officers and directors(1)
  10.2     Registrant's 1998 Stock Option Plan, as amended and restated(1)
  10.3     Registrant's 1999 Employee Stock Purchase Plan(1)
  10.4     Employment Agreement between the registrant and Jeffery S. Fraser dated July 1, 1998(1)
  10.5     Employment Agreement between the registrant and William F. Bradley, Jr. dated July 24, 1998(1)

Exhibit
Number       Description
-------      -----------
  10.6       Employment Agreement between the registrant and Samuel R. Somerhalder dated July 24, 1998(1)
  10.7       Employment Agreement between the registrant and Harry H. Herington dated July 24, 1998(1)
  10.8       Employment Agreement between the registrant and Joseph Nemelka, dated July 24, 1998(2)
  10.9       Employment Agreement between the registrant and James B. Dodd dated January 1, 1999(1)
  10.10      Employment Agreement between the registrant and Ray G. Coutermarsh dated February 1, 2000(2)
  10.11      Employment Agreement between the registrant and Terrence Parker dated November 9, 1999(2)
  10.12      Contract for Network Manager Services between the Information Network of Kansas and Kansas
             Information Consortium, Inc. dated December 18, 1991 with addenda dated October 15, 1992,
             August 19, 1993, May 26, 1995 and June 13, 1996 and amendment on March 2, 1998(1)
  10.13      Contract for Network Manager Services between the State of Indiana by and through the Intelenet
             Commission and Indian@ Interactive, Inc., dated July 18, 1995(1)
  10.14      Services Contract by and between National Information Consortium, U.S.A. and the GeorgiaNet
             Authority, an agency of the State of Georgia, dated September 15, 1996(1)
  10.15      Contract for Network Manager between Information Network of Arkansas by and through the
             Information Network of Arkansas Board and Arkansas Information Consortium, Inc. dated July 2, 1997(1)
  10.16      Contract for Network Manager Services between the Nebraska State Records Board on behalf of the
             State of Nebraska and Nebrask@ Interactive, Inc. dated December 3, 1997 with addendum No. 1 dated as of the same date(1)
  10.17      Contract for Network Manager Services between the Commonwealth of Virginia by and through the
             Virginia Information Providers Network Authority and Virginia Interactive, LLC dated January 15,
             1998(1)
  10.18      Contract for Network Manager Services between Iowa Interactive, Inc. and the State of Iowa by and through Information Technology Services dated April 23, 1998 with letter addendum dated
             August 7, 1998(1)
  10.19      Contract for Network Manager Services between the Consolidated City of Indianapolis and Marion
             County by and through the Enhanced Access Board of Marion County and City-County Interactive,
             LLC dated August 31, 1998 with addendum dated as of the same date(1)
  10.20      State of Maine Contract for Special Services with New England Interactive, Inc. dated April 14,
             1999(1)
  10.21      State of Idaho Contract for Electronic Business and portal Services with the Idaho Department of
             Administration and other Public Agencies, dated December 7, 1999(2)
  10.22      State of Hawaii Contract for Special Services with the State of Hawaii, dated December 29, 1999(2)
  10.23      Employment Agreement between the registrant and Kevin C. Childress dated May 16, 1999(1)
  10.24      Sublease for the registrant's offices at 12 Corporate Woods, Overland Park dated May 14, 1999, and
             First Sublease Modification Agreement dated December 15, 1999, and Lease for the same address dated January 15, 1995 with First Lease Modification dated October 30, 1996(1)
  10.25      Agreement between Equifax Services and Nebrask@ Online dated March 25, 1996(1)
  10.26      Agreement between ChoicePoint and the Information Network of Kansas dated September 1, 1997(1)
  10.27      Agreement between Equifax/ChoicePoint and the Information Network of Arkansas dated
             September 2, 1997(1)
  10.28      Agreement between Equifax Systems, Inc. and Access Indian@ Information Network dated
             November 14, 1995(1)
  10.29      Contract for Network Manager Services between the State of Utah and Utah Interactive, Inc. dated as of May 7, 1999(1)
  10.30      Asset Purchase Agreement between the registrant and Electric Press, Inc, for the acquisition of
             eFed, a division of Electric Press, Inc., dated as of September 15, 1999(2)
  10.31      Contribution Agreement between the registrant and Conquest Softworks, LLC, dated as of
             January 12, 2000 Agreement(2)

Exhibit
Number        Description
-------       -----------
 10.32        Agreement and Plan of Reorganization and Merger between the registrant and SDR Technologies,
              Inc., dated as of February 16, 2000(2)
 10.33        Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of May 5,
              2000, as amended, by and among the registrant, SDR Acquisition Corp., a California corporation and a wholly owned subsidiary of the registrant, and SDR Technologies, Inc.(3)
 10.34        Registrant's 1999 Stock Option Plan of SDR Technologies, Inc.(4)
 10.35        Agreement and Plan of Merger, dated as of September 8, 2000, by and among the registrant, Cherry
              Hills Acquisition Sub, Inc., a Colorado corporation and wholly owned subsidiary of the registrant, and Intelligent Decision Technologies, Ltd.(5)
 10.36        Employment agreement between the Registrant and William F. Bradley, dated September 1, 2000(5)
 10.37        Employment agreement between the Registrant and Samuel R. Somerhalder, dated September 1, 2000(5)
 10.38        Employment agreement between the Registrant and Harry H. Herington, dated September 1, 2000(5)
 10.39        Employment agreement between the Registrant and Joseph Nemelka, dated September 1, 2000(5)
 10.40        Employment agreement between the Registrant and James B. Dodd, dated September 1, 2000(5)
 10.41        Employment agreement between the Registrant and Ray G. Coutermarsh, dated September 1, 2000(5)
 10.42        Employment agreement between the Registrant and Pradeep K. Agarwal, dated September 1, 2000(5)
 10.43        Employment agreement between the Registrant and Kevin C. Childress, dated September 1, 2000(5)
 10.44        Employment agreement between the Registrant and Stephen M. Kovzan, dated September 1, 2000(5)
 10.45        Contract Between the State of Tennessee, Department of Finance and Administration and National
              Information Consortium USA, Inc., dated August 28, 2000(5)
 10.46        Self Funded Electronic Government Services Term Contract between the Department of
              Administration of the State of Montana and National Information Consortium USA, Inc., doing business in Montana through the subsidiary Montana Interactive, Inc., dated December 21, 2000(5)
 10.47        Business Programs Automation Agreement, dated September 6, 2001, between National Information
              USA, Inc. and the State of California(6)
 10.48        Employment agreement between the Registrant and Eric J. Bur dated April 1, 2001(8)
 21.1         Subsidiaries of the registrant
 23.1         Consent of PricewaterhouseCoopers LLP, Independent Accountants
 99.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002
 99.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

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

(3)  Incorporated by reference to Form 8-K filed with the SEC on May 26, 2000

(4) Incorporated by reference to Registration Statement on Form S-8, File No. 333-37000

(5)  Incorporated by reference to Form 10-K filed with the SEC on April 2, 2001

(6)  Incorporated by reference to Form 10-Q filed with the SEC on November 14,
     2001

(7)  Incorporated by reference to Form 10-Q filed with the SEC on May 14, 2002

(8)  Incorporated by reference to Form 10-K filed with the SEC on March 25, 2002

     (b)  Reports on Form 8-K. None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2003.

                                          NIC INC.
                                          By: Jeffery S. Fraser

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature         Title                                          Date
    ---------         -----                                          ----
 Jeffery S. Fraser    Chairman and Chief Executive Officer     March 20, 2003
                      (Principal Executive Officer)
   Eric J. Bur        Chief Financial Officer                  March 20, 2003
                      (Principal Financial Officer)
 Stephen M. Kovzan    Vice President, Financial Operations     March 20, 2003
                      Chief Accounting Officer
                      (Principal Accounting Officer)
John L. Bunce, Jr.    Director                                 March 20, 2003
  Daniel J. Evans     Director                                 March 20, 2003
   Ross C Hartley     Director                                 March 20, 2003
   Pete Wilson        Director                                 March 20, 2003

I, Jeffery S. Fraser, certify that:

1. I have reviewed this annual report on Form 10-K of NIC Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Jeffery S. Fraser
-----------------------
Jeffery S. Fraser
Chief Executive Officer

I, Eric J. Bur, certify that:

1. I have reviewed this annual report on Form 10-K of NIC Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Eric J. Bur
-----------------------
Eric J. Bur
Chief Financial Officer