Form 10-Q
period 2003-03-31
NIC INC
filed 2003-05-09
CIK 1065332

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s common stock as of April 30, 2003 was 58,233,482.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NIC Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

000’s except for share amounts

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$10,137	$9,559
Cash and cash equivalents - restricted	5,462	6,300
Marketable securities	249	249
Trade accounts receivable	15,952	14,465
Deferred income taxes	428	606
Prepaid expenses	734	761
Other current assets	4,506	3,215
Total current assets	37,468	35,155
Property and equipment, net	2,868	3,054
Deferred income taxes	34,615	35,049
Other assets	132	139
Investments in affiliates	779	839
Intangible assets, net	182	220
Total assets	$76,044	$74,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,311	$12,701
Accrued expenses	4,295	3,792
Note payable-current portion	150	332
Application development contracts	1,100	1,559
Other current liabilities	626	815
Total current liabilities	19,482	19,199
Note payable - long-term portion	312	201
Total liabilities	19,794	19,400

Commitments and contingencies (Notes 1 and 2)	—	—

Shareholders’ equity:
Common stock, no par, 200,000,000 shares authorized 58,233,482 and 58,092,346 shares issued and outstanding	—	—
Additional paid-in capital	197,365	197,160
Accumulated deficit	(140,900)	(141,889)
	56,465	55,271
Less treasury stock	(215)	(215)
Total shareholders’ equity	56,250	55,056
Total liabilities and shareholders’ equity	$76,044	$74,456

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

000’s except for per share amounts

	Three-months ended March 31,
	2003	2002
Revenues:
Portal revenues	$9,790	$8,486
Software and services revenues	2,730	3,611
Total revenues	12,520	12,097
Operating expenses:
Cost of portal revenues, exclusive of depreciation and amortization	5,080	4,958
Cost of software and services revenues, exclusive of depreciation and amortization	2,144	2,335
Selling and administrative	3,120	3,795
Stock compensation	—	311
Depreciation and amortization	492	928
Total operating expenses	10,836	12,327
Operating income (loss)	1,684	(230)
Other income (expense):
Interest income	29	41
Interest expense	(5)	(11)
Equity in net loss of affiliates	(60)	(224)
Total other income (expense)	(36)	(194)
Income (loss) from continuing operations before income taxes	1,648	(424)
Income tax provision (benefit)	659	(10)
Income (loss) from continuing operations	989	(414)

Discontinued operations (Note 3):
Loss from discontinued operations (less applicable income tax benefit of $- and $327)	—	(466)
Net income (loss)	$989	$(880)

Basic and diluted earnings (loss) per share:
Earnings (loss) per share - continuing operations	$0.02	$(0.01)
Loss per share - discontinued operations	$—	$(0.01)
Net earnings (loss) per share	$0.02	$(0.02)

Weighted average shares outstanding:
Basic	58,135	56,358
Diluted	58,169	56,358

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

000’s

	Three-months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$989	$(880)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	492	1,163
Compensation expense recognized related to stock options	—	311
Accretion of discount on marketable securities	—	(4)
Application development contracts	(459)	(1,702)
Deferred income taxes	612	(379)
Equity in net loss of affiliates	60	224
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(1,487)	(3,410)
Decrease in prepaid expenses	27	115
(Increase) decrease in other current assets	(1,291)	1,540
(Increase) decrease in other assets	7	(32)
Increase in accounts payable	610	1,653
Increase in accrued expenses	575	446
Increase (decrease) in other current liabilities	(189)	1,836
Net cash provided by (used in) operating activities	(54)	881

Cash flows from investing activities:
Purchases of property and equipment	(268)	(83)
Purchases of marketable securities	—	(20,095)
Maturities of marketable securities	—	16,281
Net cash used in investing activities	(268)	(3,897)

Cash flows from financing activities:
Decrease in cash and cash equivalents - restricted	838	—
Payments on notes payable	(71)	(83)
Proceeds from exercise of employee stock options	133	410
Net cash provided by financing activities	900	327

Net increase (decrease) in cash and cash equivalents	578	(2,689)
Cash and cash equivalents, beginning of year	9,559	17,235
Cash and cash equivalents, end of period	$10,137	$14,546
Other cash flow information:
Interest paid	$5	$11
Income taxes paid	$71	$7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NIC Inc. (“NIC” or the “Company”) has prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  In management’s opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the results of operations for the interim periods presented.  These financial statements and notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 20, 2003, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

1. APPLICATION DEVELOPMENT CONTRACTS

In the second quarter of 2002, the Company accrued approximately $4.3 million in cost of software and services revenues for expected losses under percentage-of-completion accounting in its NIC Conquest corporate filings business due to project cost overruns on outstanding contracts in Arkansas, Minnesota and Oklahoma.  In the fourth quarter of 2002, management reversed $800,000 of accruals recorded in the second quarter of 2002 related to its contracts in Arkansas and Oklahoma as these contracts are expected to cost less to complete than management estimated.  At December 31, 2002, the Company had fulfilled all obligations under its contract with the state of Minnesota and expects to complete the majority of the remaining development work on its contracts with the states of Arkansas and Oklahoma in mid-2003.  At March 31, 2003, the accrual for all application development contracts was approximately $1.1 million, which management believes is adequate.  Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.

Unbilled revenues under long-term application development contracts at March 31, 2003 and December 31, 2002 were approximately $3.8 million and $2.6 million, respectively, and are included in other current assets in the consolidated balance sheets.  Of these balances at March 31, 2003 and December 31, 2002, approximately $3.3 million and $2.1 million, respectively, related to the Company’s contract with the California Secretary of State.

2. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

The Company has a $500,000 line of credit with a bank in conjunction with a corporate credit card agreement.  At March 31, 2003, NIC had pledged all of its marketable securities as collateral on the line of credit.

The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds.  These irrevocable letters of credit are generally in force for one year, for which the Company pays bank fees of approximately 1.5% to 2.0% of face value per annum.  In conjunction with its business filings contract with the California Secretary of State, in March 2002, the Company issued a $5 million letter of credit as collateral for a $5 million performance bond required by the contract.  Prior to receiving the next major milestone payment under the contract, the Company will be required to increase the amount of the performance bond to $10 million.  If the Company is unsuccessful in obtaining a $10 million performance bond, all remaining milestone payments to NIC will be deferred until the date the Secretary of State officially accepts the system and the maintenance period commences.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $6.2 million at March 31, 2003 and December 31, 2002.  At March 31, 2003, the Company has collateralized its letters of credit with $5.0 million in cash and cash equivalents.

In October 2002, the Company entered into an agreement with a bank to refinance all of its current letters of credit and obtained a $500,000 working capital line of credit.  In addition, in March 2003, the Company refinanced its term note payable, which had a balance of approximately $462,000 at March 31, 2003.  The refinanced note bears interest at the bank’s prime rate (with a floor of 5.5%) and is payable in 36 equal monthly installments ending in March 2006.  The Company has fully collateralized the note with its cash and cash equivalents.  In total, the new financing arrangement has increased the Company’s unrestricted cash balance by more than $1.0 million by releasing funds which had been previously restricted as collateral to secure letters of credit.  The Company has pledged a total of approximately $5.5 million of its cash and cash equivalents as collateral under the new financing arrangement and has given the bank a security interest in certain of its accounts receivable and other assets.

3. DISCONTINUED OPERATIONS

As more fully described in Note 5 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the SEC on March 20, 2003, in the second quarter of 2002, the results of operations of the Company’s eProcurment business, NIC Commerce, were classified as discontinued operations.  Information presented for all periods reflects this classification.  For segment reporting purposes, NIC Commerce’s operations were previously reported in the eProcurment segment.  Components of amounts reflected in the Company’s consolidated statements of operations and balance sheets relating to discontinued operations are presented in the following table (in thousands):

	Three-months Ended March 31,
	2003	2002
Statement of operations data
Revenues	$—	$166

Costs and expenses	—	725
Depreciation and amortization	—	234
Operating loss	—	(793)
Income tax benefit	—	(327)
Loss from discontinued operations	$—	$(466)

	March 31, 2003	Dec. 31, 2002

Balance sheet data
Property and equipment, net	$42	$42
Current liabilities	(5)	(8)
Net assets	$37	$34

4. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s reportable segments consist of its outsourced state and local portal businesses (“Outsourced Portals”), its eGovernment Products businesses (“Products”), and its AOL division (“AOL”).  In the second quarter of 2002, the results of operations of NIC Commerce were classified as discontinued operations with information presented for all periods reflecting the new classification.  For segment reporting purposes, NIC Commerce’s operations were previously reported in the eProcurment segment.  The Outsourced Portals segment includes the Company’s subsidiaries operating outsourced state and local government portals and the corporate divisions that support portal operations.  The Products segment includes the Company’s corporate filings business (NIC Conquest), ethics & elections filings business (NIC Technologies) and commercial vehicle compliance business (IDT).  Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.”  There have been no significant intersegment transactions for the periods reported.

In the first quarter of 2003, management changed the measure of profitability by which it evaluates the performance of its segments and allocates resources to them from EBITDA (defined as earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, impairment losses, stock compensation and one time charges) to operating income (loss).   Segment information for the prior year period has been revised to reflect the new measure of segment profitability.

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended March 31 (in thousands):

	Outsourced Portals	Products	AOL	Other Reconciling Items	Consolidated Total
2003
Revenues	$9,790	$2,638	$92	$—	$12,520
Operating income (loss)	3,693	267	(4)	(2,272)	1,684

2002
Revenues	8,486	2,951	660	—	12,097
Operating income (loss)	2,453	(84)	13	(2,612)	(230)

The following is a reconciliation of total segment operating income (loss) to total consolidated income (loss) from continuing operations before income taxes for the three months ended March 31 (in thousands):

	2003	2002
Total operating income (loss) for reportable segments	$1,684	$(230)
Interest income	29	41
Interest expense	(5)	(11)
Equity in net loss of affiliates	(60)	(224)

Consolidated income (loss) from continuing operations before income taxes	$1,648	$(424)

5. EARNINGS (LOSS) PER SHARE

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

	Three-months Ended March 31,
	2003	2002
Numerator:
Income (loss) from continuing operations	$989	$(414)
Loss from discontinued operations	—	(466)
Net income (loss)	$989	$(880)
Denominator:
Weighted average shares - basic	58,135	56,358
Employee common stock options	34	—
Weighted average shares - diluted	58,169	56,358
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.01)
Loss from discontinued operations	$0.00	$(0.01)
Net income (loss)	$0.02	$(0.02)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.01)
Loss from discontinued operations	$0.00	$(0.01)
Net income (loss)	$0.02	$(0.02)

Outstanding employee common stock options totalling 3.2 million common shares during the three-month period ended March 31, 2003 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the period.  Outstanding employee common stock options totalling 7.1 million common shares during the three-month period ended March 31, 2002 were not included in the computation of diluted weighted average shares outstanding because the effect of such options was antidilutive.

6. STOCK-BASED COMPENSATION

The Company accounts for its stock–based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three-Months Ended March 31,
	2003	2002
Net income (loss), as reported	$989	$(880)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	—	226
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,480)	(2,098)

Pro forma net income (loss)	$(491)	$(2,752)

Basic and diluted net income (loss) per share, as reported	$0.02	$(0.02)
Basic and diluted net loss per share, pro forma	$(0.01)	$(0.05)

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

For purposes of this pro forma disclosure, the estimated fair value of options is amortized to expense over the option vesting periods.  Such pro forma impact on net income (loss) and basic and diluted net income (loss) per share is not necessarily indicative of future effects on net income (loss) or earnings (loss) per share.

7. EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an employee stock purchase plan intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan permit eligible employees to purchase NIC common stock through payroll deductions up to 15% of each employee’s compensation. Amounts deducted and accumulated by the participant will be used to purchase shares of NIC’s common stock at 85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined. The plan operates on consecutive twelve month offering periods beginning on April 1 of each year.  The second offering period under this plan commenced on April 1, 2002 and ended on March 31, 2003.  Shares of Company common stock totaling 48,731 were purchased in the second offering period.  The third offering period under this plan commenced on April 1, 2003.  The closing fair market value of NIC common stock on the first day of the third offering period was $1.71 per share.

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

OVERVIEW

The following discussion summarizes the significant factors affecting operating results of the Company for the three-month periods ended March 31, 2003 and 2002.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

RESULTS OF OPERATIONS

	Three-months ended March 31,
Key Financial Metrics	2003	2002

Gross profit % - outsourced portals	48%	42%
Gross profit % - software and services	21%	35%
Selling and administrative as % of revenue	25%	31%
Revenue growth - outsourced portals	15%	56%
Revenue growth - software and services	(24)%	69%

PORTAL REVENUES. We categorize our portal revenues according to the underlying source of revenue.  A brief description of each category follows:

•                  DMV transaction-based: these are transaction fees from the sale of driver history records, referred to as DMV records, from our state portals to data resellers, insurance companies and other pre-authorized customers, and are generally recurring.

•                  Non-DMV transaction-based: these are transaction fees other than from the sale of DMV records for transactions conducted by businesses and citizens through our state and local portals, and are generally recurring.  For a representative listing of non-DMV products and services we currently offer through our state and local portals, refer to Part I, Item 1 of our December 31, 2002 Form 10-K filed with the SEC on March 20, 2003.

•                  Portal management: these are recurring fees paid to us by our government clients for the operation of state and local portals, which typically supplement transaction-based fees.

•                  Software development: these are fees from the performance of software development projects and other time and materials services for our government clients.  While we actively market these services, they may not have the same degree of predictability as our transaction-based or portal management revenues.

	Three-Months Ended March 31,
Portal Revenue Analysis	2003	2002
DMV transaction-based	$6,031	$5,542
Non-DMV transaction-based	2,441	1,850
Portal management	299	320
Software development	1,019	774

Total	$9,790	$8,486

Portal revenues for the current quarter increased 15% over the prior year quarter.  Of this increase, 10% was attributable to our newer outsourced state portal businesses including Oklahoma, which generated a full quarter of DMV revenues in the current year, and Alabama, which began to generate DMV revenues in February 2003.  Approximately 3% of the increase in total portal revenues in the current quarter was attributable to an increase in same state portal revenues (states in operation and generating DMV revenues for two full years) and 2% was attributable to our local portals.  Same state portal revenues in the current quarter increased 4% over the prior year quarter primarily as a result of increased transaction volumes from our Indiana, Iowa, Maine and Utah portals.  Same state revenue growth in the current quarter was less than the growth we have achieved in recent quarters due primarily to a 7% year-over-year decrease in same state DMV revenues.  While we generally expect flat to very little growth in same state DMV revenues, we experienced an unusually large increase in same state DMV revenues for the first three quarters of 2002.  Accordingly, we expect that same state DMV revenues could follow a similar pattern on a year over year basis for the balance of 2003, with same state DMV revenues comparable to those we achieved in 2000 and 2001.  Same state non-DMV revenues grew at 26% for the first quarter of 2003, which was consistent with our expectations.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 3% over the prior year quarter.  Of this increase, 6% was attributable to an increase in same state cost of portal revenues and 4% was attributable to our newer state portal businesses.  Partially offsetting these increases was an 7% decrease from our local portals as a result of our cost reduction efforts in certain of our local portals over the past year in an effort to improve profitability.

Our portal gross profit rate increased to 48% in the current quarter compared to 42% in the prior year.  This increase was primarily attributable to an improvement in our local portal gross profit rate and to efficiency improvements throughout our portal operations.  Our same state portal gross profit rate was 49% in the current quarter compared to 52% in the prior year quarter.

SOFTWARE AND SERVICES REVENUES.  Software and services revenues for the current quarter decreased 24% from the prior year quarter.  Total corporate filings revenues decreased by $0.1 million in the current quarter.  We recognized approximately $1.8 million in revenue from our contract with the California Secretary of State in the current quarter compared to $1.7 million in the prior year quarter.  This increase was offset by a decrease in revenues from legacy corporate filing contracts.  Revenues from our AOL business decreased by approximately $0.6 million in the current quarter.  As previously disclosed, we anticipate a significant decrease in quarterly revenues from our AOL business in 2003 as compared to prior periods due to continued weakness in the online advertising market.  In addition, revenues from our transportation business, IDT, decreased by approximately $0.4 million in the current quarter.  As previously disclosed, we have decided to close this business and expect decreased quarterly revenues as compared to prior periods from this business in 2003.  These decreases were partially offset by a $0.2 million increase in revenues from our ethics & elections business and its contract with the Federal Election Commission.

COST OF SOFTWARE AND SERVICES REVENUES.  Cost of software and services revenues for the current quarter decreased 8% from the prior year quarter, primarily due to decreased expenses relating to our AOL and transportation businesses.  As further discussed in Note 5 in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the SEC on March 20, 2003, in the second quarter 2002, we determined that the expected future cash flows of our AOL business would not be sufficient to recover the cash carriage fee and common stock warrant amortization expense we would have recognized over the remaining term of the contract with AOL and recorded a $3.0 million impairment loss.  As a result, the Company no longer records the cash portion of the carriage fee expense in cost of software and services revenues, which approximated $0.2 million in the prior year quarter.

Our software and services gross profit rate decreased to 21% in the current quarter compared to 35% in the prior year, primarily due to decreased margins from our corporate filings and AOL businesses.  As previously disclosed, we anticipate a decrease in our software and services gross profit rate in 2003 due to the magnitude of our contract with the California Secretary of State, which comprises the majority of our software and services revenues and is being recorded at an expected gross profit rate of less than 10%.  In addition, we anticipate decreased quarterly revenues and margins from our AOL business as further discussed above.

SELLING AND ADMINISTRATIVE.  Selling and administrative expenses for the current quarter decreased by 18% from the prior year quarter.  Contributing to this decrease was a reduction in expenses from our corporate filings, ethics & elections and transportation businesses and from a general decrease in corporate-level sales and marketing expenses.  Over the past several quarters, we significantly curtailed public relations, brand image and advertising expenses and consolidated our sales and marketing efforts into one corporate-level market development department to more appropriately match expenditures to expected market demand for our services.

Selling and administrative expenses as a percentage of revenue decreased to 25% in the current quarter from 31% in the prior year quarter.  We anticipate quarterly selling and administrative expenses as a percentage of revenue to be between 22% and 25% for the remainder of 2003.

STOCK COMPENSATION.  Stock compensation in the prior year quarter consisted primarily of amortization of deferred compensation expense related to common stock options granted to senior level executives and other key employees in 1998 and 1999.  By the end of the second quarter of 2002, all deferred compensation expense relating to options granted in 1998 and 1999 had been recognized.

DEPRECIATION AND AMORTIZATION.  In the second quarter of 2002, we determined the future cash flows of our AOL business would not be sufficient to recover the unamortized carrying amount of the fully vested warrants issued to AOL and recorded a $2.1 million impairment loss in the second quarter of 2002.  As a result, we no longer record amortization expense relating to these warrants.  We recognized approximately $0.4 million in amortization expense in the first quarter of 2002 related to these warrants.  We expect depreciation and amortization expense for the remainder of 2003 to be approximately $0.5 million per quarter.

OPERATING INCOME (LOSS).  Operating income for the current quarter was $1.7 million compared to an operating loss of $0.2 million in the prior year.

Operating income from our outsourced portals segment was $3.7 million in the current quarter and increased by approximately $1.2 million from the prior year due to positive contributions from our newer outsourced state portal businesses including Oklahoma, which generated a full quarter of DMV revenues in the current year, and Alabama, which began to generate DMV revenues in February 2003.  In addition, operating income from our local portal business improved by approximately $0.3 million from the prior year quarter.

Operating income from our Products segment increased by approximately $0.4 million over the prior year quarter as a result of a $0.3 million improvement from our ethics & elections business and a $0.1 million improvement from our corporate filings business.  Our ethics & elections business benefited from an increase in revenues from its Federal Election Commission contract in the current quarter.  A year-over-year decrease in selling and administrative expenses contributed to the improvement in operating income in our corporate filings business in the current quarter.

Despite nearly a $0.6 million decrease in revenues from our AOL business in the current quarter due to continued weakness in the online advertising market, the corresponding decrease operating income (loss) was insignificant.  As further discussed above, we no longer record the cash portion of the carriage fee expense or amortization expense relating to the fully vested warrants issued to AOL.  We recognized approximately $0.2 million in cash carriage fee expense and $0.4 million in amortization expense in the first quarter of 2002.

Corporate level expenses decreased by approximately $0.3 million in the current quarter.  Excluding $0.3 million in stock compensation expense we recognized in the first quarter of 2002 as further discussed above, corporate level expenses were relatively flat year-over-year.

EQUITY IN NET LOSS OF AFFILIATES.  Equity in net loss of affiliates represents our share of losses of companies in which we have equity method investments that give us the ability to exercise significant influence, but not control, over the investees.  In the first quarter of 2000, we invested in E-Filing, a private company involved in the eGovernment services industry, primarily for strategic purposes.  In the fourth quarter of 2000, we invested in eGS, a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and our European subsidiary, NIC European Business Ltd.  At March 31, 2003, our investment balance in E-Filing was approximately $779,000 and we had no investment balance remaining in eGS. As a result of a recent modification to the eGS joint venture agreement, the Company has begun to account for its investment in eGS under the cost method beginning in fiscal 2003.  Although E-Filing is incurring net losses, the losses are relatively small and the business has sufficient financial resources to continue to operate for a significant length of time.  We regularly review the carrying value of our equity method investments and record impairment losses when events and circumstances indicate that such assets are impaired. To date, we have not recorded any such impairment losses on our investments in E-Filing or eGS.

INCOME TAXES.  The income tax benefit in the prior year quarter was less than the amount customarily expected primarily because of expenses that are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.1 million for current quarter compared to net cash generated of $0.9 million in the prior year quarter.  The decrease in cash flow from operations in the current quarter is primarily the result of a negative net change in operating assets and liabilities, which was partially offset by an improvement in operating income, excluding non-cash charges.  The increase in accounts receivable in the current quarter was mainly attributable to an increase in revenues from our portal businesses in Alabama and Iowa, which began to generate substantive DMV revenues in the current quarter.  The increase in other current assets in the current quarter was due to an increase in unbilled revenues on our corporate filings contract with the California Secretary of State recognized under percentage of completion accounting.

Although we plan to generate quarterly net income for the remainder of 2003, we expect operating cash flow to be flat or modestly negative through most of 2003.  This primarily reflects expected working capital swings from our contract with the California Secretary of State, which back-ends most of the larger payments.

We recognize revenue from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three-month periods ended March 31, 2003 and December 31, 2002 were approximately $43.2 million and $36.4 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-months periods ended March 31, 2003 and December 31, 2002 was 33 and 37, respectively.

Working capital, defined as current assets minus current liabilities, increased to $18.0 million at March 31, 2003 from $16.0 million at December 31, 2002.  Our current ratio, defined as current assets divided by current liabilities, at March 31, 2003 was 1.9 compared to 1.8 at December 31, 2002.  The increase in both of these measures was primarily attributable to an increase in accounts receivable and other current assets, as further discussed above.  These changes were partially offset by a decrease in the liability for application development contracts and an increase in accounts payable and accrued liabilities.

Cash used in investing activities in the current quarter was $0.2 million, primarily reflecting capital expenditures.  Cash used in investing activities in the prior year quarter was $3.9 million, primarily reflecting net purchases of marketable securities.  In conjunction with our contract with the California Secretary of State, in March 2002, we issued a $5 million letter of credit as collateral for a performance bond required by the contract. At March 31, 2002, the letter of credit was fully collateralized by our marketable securities, and at March 31, 2003, the letter of credit was collateralized by our cash and cash equivalents.

Financing activities in the current period resulted in net cash generated of approximately $0.9 million, primarily reflecting a decrease in restricted cash and cash equivalents as a result of our new financing arrangement as further discussed below and in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.  Financing activities in the prior year quarter resulted in net cash generated of approximately $0.3 million, primarily reflecting $0.4 million in proceeds from the exercise of employee stock options offset by $0.1 million in payments on our bank note payable.

At March 31, 2003, our total unrestricted cash and marketable securities balance was $10.1 million compared to $9.6 million at December 31, 2002.  At March 31, 2003, we had posted $5.5 million in cash and all of our marketable securities as collateral for bank letters of credit issued on behalf of the Company, our $0.5 million bank line of credit in conjunction with a corporate credit card agreement, and our bank note payable.  We issue letters of credit as collateral for performance on certain of our government contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year.  As further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q, in October 2002, we entered into an agreement with a bank to refinance all of our current letters of credit.  In addition, we obtained a $0.5 million working capital line of credit and have refinanced our term note payable.  In total, the new financing arrangement has increased our unrestricted cash balance by more than $1 million by releasing funds which had been previously restricted as collateral to secure letters of credit.

Our collateral requirements under this banking agreement may ease over time as we continue to pay down our bank note payable and post consecutive quarters of profitability and earnings growth.  However, even though we were profitable in the first quarter of 2003 and expect to be profitable in each quarter for the remainder of 2003, we may not be able to sustain our current levels of profitability or increase profitability on a quarterly or annual basis.  We will need to generate sufficiently higher revenues while containing costs and operating expenses if we are to achieve growing profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to become profitable on a long-term, sustained basis.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had the Company been required to post 100% cash collateral at March 31, 2003 for the face value of all performance bonds (which are supported by letters of credit), our line of credit in conjunction with a corporate credit card agreement and our bank note payable, unrestricted cash would have decreased and restricted cash would have increased by approximately $2.1 million.

We believe that our currently available liquid resources will be sufficient to meet our operating requirements and current growth initiatives without the need of additional capital through the period when we expect to begin to generate substantive positive operating cash flow in either late 2003 or early 2004.  However, any projections of future earnings and cash flows are subject to substantial uncertainty. If our unrestricted cash, marketable securities and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities, or increase our working capital line of credit. The sale of additional equity securities could result in dilution to the Company’s shareholders.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 6, 2003.  At the meeting, the following matters were voted upon by the shareholders:

1.               The election of five (5) Directors to serve for the upcoming year; and

2.               A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2003.

The Board of Directors of the Company is composed of six (5) members.  The following were the nominees of management voted upon and elected by the holders of the Company’s common stock as of the record date: Jeffery S. Fraser, John L. Bunce, Jr., Daniel J. Evans, Ross C. Hartley and Pete Wilson.  In the election of directors, there were 55,555,887 votes “for” Jeffery S. Fraser and 812,816 votes “withheld”; 55,908,993 votes “for” John L. Bunce, Jr. and 459,710 votes “withheld”; 55,877,241 votes “for” Daniel J. Evans and 491,462 votes “withheld”; 55,555,687 votes “for” Ross C. Hartley and 813,016 votes “withheld”; 55,869,242 votes “for” Pete Wilson and 499,461 votes “withheld”.

The total votes cast pertaining to the ratification of the appointment of PricewaterhouseCoopers LLP were as follows: 56,269,422 voted “for”, 60,960 voted “against” and 38,321 “abstentions”.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)              EXHIBITS

99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)     REPORTS ON FORM 8-K

A Report on Form 8-K was filed with the Securities and Exchange Commission on May 1, 2003, with attached press release of the Company dated May 1, 2003, announcing first quarter operating results for fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: May 9, 2003	/s/ Eric J. Bur
Eric J. Bur
Chief Financial Officer

Dated: May 9, 2003	/s/ Stephen M. Kovzan
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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ Eric J. Bur
Eric J. Bur
Chief Financial Officer