Form 10-Q
period 2003-06-30
NIC INC
filed 2003-08-11
CIK 1065332

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission file number 000-26621

NIC INC.

(Exact name of registrant as specified in its charter)

Colorado

52-2077581

(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

10540 South Ridgeview Road Olathe, Kansas	66061
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

Yes  ☒   No  ☐

The number of shares outstanding of the registrant’s common stock as of July 31, 2003 was 58,238,482.

PART I - FINANCIAL INFORMATION

Item 1.                     Consolidated Financial Statements

NIC Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
000’s except for share amounts

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$10,257	$9,559
Cash and cash equivalents - restricted	5,437	6,300
Marketable securities	250	249
Trade accounts receivable	16,701	14,465
Deferred income taxes	322	606
Prepaid expenses	464	761
Other current assets	6,545	3,215
Total current assets	39,976	35,155
Property and equipment, net	2,812	3,054
Deferred income taxes	33,872	35,049
Other assets	125	139
Investments in affiliates	739	839
Intangible assets, net	143	220
Total assets	$77,667	$74,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,215	$12,701
Accrued expenses	4,454	3,792
Note payable-current portion	151	332
Application development contracts	827	1,559
Other current liabilities	116	815
Total current liabilities	19,763	19,199
Note payable - long-term portion	286	201
Total liabilities	20,049	19,400

Commitments and contingencies (Notes 1 and 2)	—	—

Shareholders’ equity:
Common stock, no par, 200,000,000 shares authorized 58,238,482 and 58,092,346 shares issued and outstanding	—	—
Additional paid-in capital	197,376	197,160
Accumulated deficit	(139,543)	(141,889)
	57,833	55,271
Less treasury stock	(215)	(215)
Total shareholders’ equity	57,618	55,056
Total liabilities and shareholders’ equity	$77,667	$74,456

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
000’s except for per share amounts

	Three-months ended June 30,		Six-months ended June 30,
	2003	2002	2003	2002
Revenues:
Portal revenues	$10,159	$9,002	$19,949	$17,488
Software and services revenues	2,757	3,932	5,487	7,543
Total revenues	12,916	12,934	25,436	25,031
Operating expenses:
Cost of portal revenues, exclusive of depreciation and amortization	5,295	4,690	10,375	9,648
Cost of software and services revenues, exclusive of depreciation and amortization	2,242	7,678	4,386	10,013
Selling and administrative	2,937	3,781	6,057	7,576
Impairment loss	—	4,316	—	4,316
Stock compensation	—	995	—	1,306
Depreciation and amortization	450	938	942	1,866
Total operating expenses	10,924	22,398	21,760	34,725
Operating income (loss)	1,992	(9,464)	3,676	(9,694)
Other income (expense):
Interest income	30	55	59	96
Interest expense	(4)	(22)	(9)	(33)
Equity in net loss of affiliates	262	(458)	202	(682)
Other income (expense), net	—	(36)	—	(36)
Total other income (expense)	288	(461)	252	(655)
Income (loss) from continuing operations before income taxes	2,280	(9,925)	3,928	(10,349)
Income tax provision (benefit)	923	(4,091)	1,582	(4,101)
Income (loss) from continuing operations	1,357	(5,834)	2,346	(6,248)

Discontinued operations (Note 3):
Loss from discontinued operations (less applicable income tax benefit of $-, $974, $- and $1,302)	—	(1,562)	—	(2,028)
Net income (loss)	$1,357	$(7,396)	$2,346	$(8,276)

Basic and diluted earnings (loss) per share:
Earnings (loss) per share - continuing operations	$0.02	$(0.10)	$0.04	$(0.11)
Loss per share - discontinued operations	$—	$(0.03)	$—	$(0.04)
Net earnings (loss) per share	$0.02	$(0.13)	$0.04	$(0.15)

Weighted average shares outstanding:
Basic	58,234	56,493	58,184	56,426
Diluted	58,654	56,493	58,411	56,426

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
000’s

	Six-months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$2,346	$(8,276)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	942	2,257
Compensation expense related to stock options	—	1,306
Loss on disposal of property and equipment	—	1,459
Accretion of discount on marketable securities	—	(4)
Application development contracts	(732)	1,296
Impairment loss	—	4,316
Deferred income taxes	1,461	(5,454)
Equity in net loss of affiliates	(202)	682
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(2,236)	(2,364)
Decrease in prepaid expenses	297	181
(Increase) decrease in other current assets	(3,320)	886
Decrease in other assets	14	93
Increase (decrease) in accounts payable	1,514	(915)
Increase (decrease) in accrued expenses	734	(868)
Increase (decrease) in other current liabilities	(398)	101
Net cash provided by (used in) operating activities	420	(5,304)

Cash flows from investing activities:
Purchases of property and equipment	(622)	(303)
Purchases of marketable securities	—	(20,595)
Maturities of marketable securities	—	17,041
Net cash used in investing activities	(622)	(3,857)

Cash flows from financing activities:
Decrease in cash and cash equivalents - restricted	863	—
Payments on notes payable	(96)	(153)
Payments on capital lease obligations	—	(6)
Proceeds from exercise of employee stock options	133	617
Net cash provided by financing activities	900	458

Net increase (decrease) in cash and cash equivalents	698	(8,703)
Cash and cash equivalents, beginning of period	9,559	17,235
Cash and cash equivalents, end of period	$10,257	$8,532
Other cash flow information:
Interest paid	$9	$21
Income taxes paid	$220	$66

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

1.                   APPLICATION DEVELOPMENT CONTRACTS

In the second quarter of 2002, the Company accrued approximately $4.3 million in cost of software and services revenues for expected losses under percentage-of-completion accounting in its NIC Conquest corporate filings business due to project cost overruns on outstanding contracts in Arkansas, Minnesota and Oklahoma.  In the fourth quarter of 2002, management reversed $0.8 million of accruals recorded in the second quarter of 2002 related to its contracts in Arkansas and Oklahoma as these contracts are expected to cost less to complete than management estimated.  At December 31, 2002, the Company had fulfilled all obligations under its contract with the state of Minnesota.  At June 30, 2003, the Arkansas system had been accepted and is currently in the maintenance phase, and the Oklahoma system had been delivered and is currently awaiting final customer acceptance.  At June 30, 2003, the accrual for all application development contracts was approximately $0.8 million, which management believes is adequate.  Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.

Unbilled revenues under long-term application development contracts at June 30, 2003 and December 31, 2002 were approximately $5.9 million and $2.6 million, respectively, and are included in other current assets in the consolidated balance sheets.  Of these balances at June 30, 2003 and December 31, 2002, approximately $5.3 million and $2.1 million, respectively, related to the Company’s contract with the California Secretary of State.

2.                   DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

The Company has a $500,000 line of credit with a bank in conjunction with a corporate credit card agreement.  At June 30, 2003, NIC had pledged all of its marketable securities as collateral on the line of credit.

The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds.  These irrevocable letters of credit are generally in force for one year, for which the Company pays bank fees of approximately 1.5% to 2.0% of face value per annum.  In conjunction with its business filings contract with the California Secretary of State, in March 2002, the Company issued a $5 million letter of credit as collateral for a $5 million performance bond required by the contract.  Prior to receiving the next major milestone payment under the contract, the Company will be required to increase the amount of the performance bond to $10 million.  If the Company is unsuccessful in obtaining a $10 million performance bond, all remaining milestone payments to NIC will be deferred until the date the Secretary of State officially accepts the system and the maintenance period commences.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $6.2 million at June 30, 2003 and December 31, 2002.  At June 30, 2003, the Company has collateralized its letters of credit with $5.0 million in cash and cash equivalents.  In July 2003, the Company issued an additional $250,000 letter of credit as collateral for a performance bond.  The letter of credit is not required to be collateralized by cash or cash equivalents.

In October 2002, the Company entered into an agreement with a bank to refinance all of its current letters of credit and obtained a $500,000 working capital line of credit.  In addition, in March 2003, the Company refinanced its term note payable, which had a balance of approximately $437,000 at June 30, 2003.  The refinanced note bears interest at the bank’s prime rate (with a floor of 5.5%) and is payable in equal monthly installments ending in March 2006.  The Company has fully collateralized the note with its cash and cash equivalents.  The Company has pledged a total of approximately $5.4 million of its cash and cash equivalents as collateral under the new financing arrangement and has given the bank a security interest in certain of its accounts receivable and other assets.

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

	Three-months Ended June 30,		Six-months Ended June 30,
	2003	2002	2003	2002
Statement of operations data
Revenues	$—	$56	$—	$222

Costs and expenses	—	1,011	—	1,736
Loss on disposal of property and equipment	—	1,425	—	1,425
Depreciation and amortization	—	156	—	391
Operating loss	—	(2,536)	—	(3,330)
Income tax benefit	—	(974)	—	(1,302)
Loss from discontinued operations	$—	$(1,562)	$—	$(2,028)

	June 30, 2003	Dec. 31, 2002

Balance sheet data
Property and equipment, net	$—	$42
Current liabilities	(4)	(8)
Net assets	$(4)	$34

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

In the first quarter of 2003, management changed the measure of profitability by which it evaluates the performance of its segments and allocates resources to them from EBITDA (defined as earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, impairment losses, stock compensation and one time charges) to operating income (loss).  Segment information for the prior year periods have been revised to reflect the new measure of segment profitability.

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended June 30 (in thousands):

	Outsourced Portals	Products	AOL	Other Reconciling Items	Consolidated Total
2003
Revenues	$10,159	$2,742	$15	$—	$12,916
Operating income (loss)	3,946	202	87	(2,243)	1,992

2002
Revenues	9,002	3,679	253	—	12,934
Operating income (loss)	3,121	(8,717)	(374)	(3,494)	(9,464)

The following is a reconciliation of total segment operating income (loss) to total consolidated income (loss) from continuing operations before income taxes for the three months ended June 30 (in thousands):

	2003	2002
Total operating income (loss) for reportable segments	$1,992	$(9,464)
Interest income	30	55
Interest expense	(4)	(22)
Equity in net loss of affiliates	262	(458)
Other income (expense), net	—	(36)
Consolidated income (loss) from continuing operations before income taxes	$2,280	$(9,925)

The table below reflects summarized financial information concerning the Company’s reportable segments for the six months ended June 30 (in thousands):

	Outsourced Portals	Products	AOL	Other Reconciling Items	Consolidated Total
2003
Revenues	$19,949	$5,380	$107	$—	$25,436
Operating income (loss)	7,639	469	83	(4,515)	3,676

2002
Revenues	17,488	6,630	913	—	25,031
Operating income (loss)	5,574	(8,801)	(361)	(6,106)	(9,694)

The following is a reconciliation of total segment operating income (loss) to total consolidated income (loss) from continuing operations before income taxes for the six months ended June 30 (in thousands):

	2003	2002
Total operating income (loss) for reportable segments	$3,676	$(9,694)
Interest income	59	96
Interest expense	(9)	(33)
Equity in net loss of affiliates	202	(682)
Other income (expense), net	—	(36)
Consolidated income (loss) from continuing operations before income taxes	$3,928	$(10,349)

In the second quarter of 2002, the Company accrued approximately $4.3 million for expected losses under percentage-of-completion accounting in its NIC Conquest corporate filings business due to project cost overruns on outstanding contracts in Arkansas, Minnesota and Oklahoma.  These losses were accrued in cost of software and services revenues in the consolidated statements of operations and are included in the Products segment.  See Note 1.  Also in the second quarter of 2002, the Company recorded impairment losses relating to its AOL and IDT businesses totalling $3.0 million and $1.3 million, respectively.  These losses were recorded as an impairment loss in the consolidated statements of operations and are included in the Products segment.  For additional information on the impairment losses relating to AOL and IDT, see Note 5 in the Notes to Consolidated Financial Statements included in the Company’s December 31, 2002 Form 10-K filed with the SEC on March 20, 2003.  Also see Note 7 below.

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

	Three-months Ended June 30,		Six-months Ended June 30,

	2003	2002	2003	2002
Numerator:
Income (loss) from continuing operations	$1,357	$(5,834)	$2,346	$(6,248)
Loss from discontinued operations	—	(1,562)	—	(2,028)
Net income (loss)	$1,357	$(7,396)	$2,346	$(8,276)
Denominator:
Weighted average shares - basic	58,234	56,493	58,184	56,426
Employee common stock options	420	—	227	—
Weighted average shares - diluted	58,654	56,493	58,411	56,426
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.10)	$0.04	$(0.11)
Loss from discontinued operations	$—	$(0.03)	$—	$(0.04)
Net income (loss)	$0.02	$(0.13)	$0.04	$(0.15)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.10)	$0.04	$(0.11)
Loss from discontinued operations	$—	$(0.03)	$—	$(0.04)
Net income (loss)	$0.02	$(0.13)	$0.04	$(0.15)

Outstanding employee common stock options totalling 2.4 million and 2.8 million common shares during the three- and six-month periods ended June 30, 2003, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.  All outstanding employee common stock options during the three- and six-month periods ended June 30, 2002 were not included in the computation of diluted weighted average shares outstanding because the effect of such options was antidilutive.

6.                   STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three-months Ended June 30,		Six-months Ended June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$1,357	$(7,396)	$2,346	$(8,276)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	—	651	—	876
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(796)	(2,056)	(2,276)	(4,154)

Pro forma net income (loss)	$561	$(8,801)	$70	$(11,554)
Basic and diluted net income (loss) per share, as reported	$0.02	$(0.13)	$0.04	$(0.15)
Basic and diluted net income (loss) per share, pro forma	$0.01	$(0.16)	$0.00	$(0.20)

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

7.                   SECOND AMENDMENT TO INTERACTIVE SERVICES AGREEMENT WITH AMERICA ONLINE

On August 25, 2000, NIC entered into a three-year Interactive Services Agreement (the “Agreement”) with America Online, Inc. (“AOL”) to deliver government information, services and applications through AOL’s Government Guide. In January 2002, NIC entered into an amendment to the Agreement (the “Amendment”).  Among other changes to the Agreement, the Amendment extended the original three-year term of the Agreement to 40 months (ending on December 25, 2003), eliminated AOL’s right to extend the Agreement beyond the 40-month term, reduced the cash carriage fee from $4.5 million to $2.7 million and eliminated AOL’s right to receive contingent warrants in NIC common stock if gross advertising revenues collected during the period of the Agreement met or exceeded certain levels.

In June 2003, NIC entered into a second amendment to the Agreement (the “Second Amendment”).  Among other changes to the Agreement and Amendment, the Second Amendment extends the term of the Agreement from 40 months to 52 months (ending on December 31, 2004), reduces the cash carriage fee from $2,700,000 to $2,562,500 and provides NIC the right to terminate the Agreement if quarterly advertising revenues do not reach $27,000 (the “Quarterly Minimum Revenue Share Target”) for any calendar quarter after April 1, 2003.  The Quarterly Minimum Revenue Target increases to $33,000 in 2004.  In the event of a shortfall of the Quarterly Minimum Revenue Share Target, AOL may elect to pay NIC the difference between the actual quarterly revenue amount and the Quarterly Minimum Revenue Share Target (the “Shortfall Payment”).  If AOL makes a Shortfall Payment, NIC’s notice of termination shall be deemed withdrawn.

As of June 30, 2003, NIC had made all cash carriage fee payments due to AOL.  During the second quarter of 2003, the Company reversed $137,500 in carriage fee expense in cost of software and services revenues that was previously accrued in the second quarter of 2002 as part of the $3.0 million impairment loss relating to the AOL business.  For additional information on the Company’s agreement with AOL, refer to Note 5 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 20, 2003.

8.                   INVESTMENTS IN AFFILIATES

As further discussed in Note 8 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 20, 2003, in March 2000, NIC made a cash investment in Tidemark Computer Systems, Inc., which was subsequently renamed Tidemark Solutions, Inc. (“Tidemark”), giving NIC ownership of approximately 27% of Tidemark, a non-public company.  The investment was accounted for under the equity method.  In May 2001, a private technology company acquired Tidemark for cash consideration of approximately $1.6 million.  NIC received approximately $700,000 in cash from the transaction and had no investment balance remaining after the acquisition.  NIC realized a gain of approximately $300,000 from the transaction, which the Company deferred until the end of the two-year indemnification period following the closing of the acquisition that covered the selling shareholders’ representations and warranties made in the acquisition agreement.  The Company recognized this gain in May 2003, which is included in Equity in net loss of affiliates in the consolidated statement of operations for the three- and six-month periods ended June 30, 2003.

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

OVERVIEW

The following discussion summarizes the significant factors affecting operating results of the Company for the three- and six-month periods ended June 30, 2003 and 2002.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

RESULTS OF OPERATIONS

	Three-months ended June 30,		Six-months ended June 30,
Key Financial Metrics	2003	2002	2003	2002

Gross profit % - outsourced portals	48%	48%	48%	45%
Gross profit % - software and services	19%	(95)%	20%	(33)%
Selling and administrative as % of revenue	23%	29%	24%	30%
Revenue growth - outsourced portals	13%	47%	14%	51%
Revenue growth - software and services	(30)%	22%	(27)%	41%

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

	Three-Months Ended June 30,		Six-Months Ended June 30,
Portal Revenue Analysis	2003	2002	2003	2002
DMV transaction-based	$6,187	$5,771	$12,218	$11,312
Non-DMV transaction-based	2,820	2,056	5,261	3,906
Portal management	300	314	599	635
Software development	852	861	1,871	1,635

Total	$10,159	$9,002	$19,949	$17,488

Portal revenues for the current quarter increased 13% over the prior year quarter.  Of this increase, 8% was attributable to our newer outsourced state portal businesses including Alabama, which began to generate DMV revenues in February 2003, and 5% was attributable to an increase in same state portal revenues (states in operation and generating DMV revenues for two full years).  Same state portal revenues in the current quarter increased 5% over the prior year quarter primarily as a result of increased transaction volumes from our Indiana, Iowa, Maine and Utah portals.  Same state revenue growth in the current quarter was less than the growth we have achieved in recent quarters due primarily to a 3% year-over-year decrease in same state DMV revenues.  While we generally expect flat to very little growth in same state DMV revenues, we experienced an unusually large increase in same state DMV revenues for the first three quarters of 2002.  Accordingly, we expect that same state DMV revenues could follow a similar pattern on a year-over-year basis for the balance of 2003, with same state DMV revenues comparable to those we achieved in 2000 and 2001.  Same state non-DMV revenues grew at 35% for the second quarter of 2003.

Portal revenues for the six months in the current period increased 14% over the prior year period.  Of this increase, 9% was attributable to our newer outsourced state portal businesses, 4% was attributable to an increase in same state portal revenues, and 1% was attributable to our local portals.  Same state portal revenues in the current year-to-date period increased 5% over the prior year period primarily as a result of increased transaction volumes from our Indiana, Iowa, Maine and Utah portals.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 13% over the prior year quarter.  Of this increase, 9% was attributable to our newer state portal businesses, including Alabama and Kentucky.  Kentucky is in the early stage of portal development and has not yet begun to generate revenues.  Approximately 1% of the increase was attributable to an increase in same state cost of portal revenues and 3% was attributable to our local portals.

Our portal gross profit rate in the current and prior year quarters was 48%.  Start-up development expenses from our Kentucky portal kept portal margins flat year-over-year.  Our same state portal gross profit rate increased to 52% in the current quarter compared to 50% in the prior year quarter.

Cost of portal revenues for the six months in the current period increased 8% over the prior year period.  Of this increase, 7% was attributable to our newer state portal businesses, including Alabama and Kentucky, and 3% was attributable to an increase in same state cost of portal revenues.  Partially offsetting these increases was a 2% decrease from our local portals as a result of our cost reduction efforts in certain of our local portals over the past year in an effort to improve profitability.

Our portal gross profit rate in the current year-to-date period increased to 48% from 45% in the prior year period.  Our same state portal gross profit rate was 50% in the current and prior year periods.

SOFTWARE AND SERVICES REVENUES.  Software and services revenues for the current quarter decreased 30% from the prior year quarter.  This reflects our 2002 strategic decision to focus on our profitable core outsourced portal business and wind down the majority of our software and services businesses.  Total corporate filings revenues decreased by $0.7 million in the current quarter.  We recognized approximately $2.0 million in revenue from our contract with the California Secretary of State in the current quarter compared to $1.7 million in the prior year quarter.  This increase was offset by a decrease in revenues from legacy corporate filing contracts.  Revenues from our AOL business decreased by approximately $0.2 million in the current quarter.  As previously disclosed, we anticipate a significant decrease in quarterly revenues from our AOL business in 2003 as compared to prior periods due to continued weakness in the online advertising market.  In addition, revenues from our transportation business, IDT, decreased by approximately $0.3 million in the current quarter.  As previously disclosed, we have decided to close this business and expect decreased quarterly revenues as compared to prior periods from this business in 2003.  We experienced a similar decrease in software and services revenues for the year-to-date period in the current year.

COST OF SOFTWARE AND SERVICES REVENUES.  Cost of software and services revenues for the three- and six-month periods ended June 30, 2003, decreased 71% and 56% from the prior year periods.  Cost of software and services revenues for three- and six-month periods ended June 30, 2002 includes a charge of $4.3 million for anticipated costs in excess of revenues to be recognized under certain of our application development contracts in our corporate filings business (see Note 1 in the Notes to Consolidated Financial Statements included in this Form 10-Q).  Excluding these charges, cost of software and services revenues for the three- and six-month periods ended June 30, 2003, decreased 34% and 23% from the prior year periods.  The decrease in the current quarter was primarily due to decreased expenses relating to our legacy corporate filings contracts, our AOL business and our transportation business.  As further discussed in Note 5 in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K filed with the SEC on March 20, 2003, in the second quarter 2002, we determined that the expected future cash flows of our AOL business would not be sufficient to recover the cash carriage fee and common stock warrant amortization expense we would have recognized over the remaining term of the contract with AOL and recorded a $3.0 million impairment loss.  As a result, the Company no longer records the cash portion of the carriage fee expense in cost of software and services revenues, which approximated $0.2 million in the prior year quarter.  As further discussed in Note 7 in the Notes to Consolidated Financial Statements included in this Form 10-Q, we amended our agreement with AOL in the second quarter of 2003 and, as a result, reversed $137,500 in carriage fee expense that was previously accrued as in the second quarter of 2002 as part of the $3.0 million impairment loss discussed above.

The decrease in cost of software and services revenues during the six-month period ended June 30, 2003 was relatively consistent with the corresponding decrease in software and services revenues during the period and was primarily due to the matters discussed above.

SELLING AND ADMINISTRATIVE.  Selling and administrative expenses for the three- and six-month periods ended June 30, 2003 decreased by 22% and 20%, respectively, from the prior year periods.  Contributing to these decreases were a reduction in expenses from our corporate filings, ethics & elections and transportation businesses and from a general decrease in corporate-level sales and marketing expenses.  Over the past several quarters, we significantly curtailed public relations, brand image and advertising expenses and consolidated our sales and marketing efforts into one corporate-level market development department to more appropriately match expenditures to expected market demand for our services.

Selling and administrative expenses as a percentage of revenue decreased to 23% in the current quarter from 29% in the prior year quarter.  On a year-to-date basis, selling and administrative expenses as a percentage of revenue decreased to 24% in the current period from 30% in the prior year period.  We anticipate quarterly selling and administrative expenses as a percentage of revenue to be between 23% and 25% for the remainder of 2003.

IMPAIRMENT LOSS.  In the second quarter of 2002, we recorded impairment losses totaling $4.3 million relating to our AOL and IDT businesses.  For additional information on these impairment losses, see Note 5 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 20, 2003.

STOCK COMPENSATION.  Stock compensation in the prior year quarter and year-to-date periods consisted primarily of deferred compensation expense related to common stock options granted to senior level executives and other key employees in 1998 and 1999.  By the end of the second quarter of 2002, all deferred compensation expense relating to options granted in 1998 and 1999 had been recognized.

DEPRECIATION AND AMORTIZATION.  In the second quarter of 2002, we determined the future cash flows of our AOL business would not be sufficient to recover the unamortized carrying amount of the fully vested warrants issued to AOL and recorded a $2.1 million impairment loss in the second quarter of 2002.  As a result, we no longer record amortization expense relating to these warrants.  We recognized approximately $0.4 million and $0.7 million in warrant amortization expense in the three- and six-month periods ended June 30, 2002.  We expect depreciation and amortization expense for the remainder of 2003 to be approximately $0.5 million per quarter.

OPERATING INCOME (LOSS).  Operating income for the current quarter was $2.0 million compared to an operating loss of $9.5 million in the prior year period. Operating income for the current year-to-date period was $3.7 million compared to an operating loss of $9.7 million in the prior year period.

Operating income from our outsourced portals segment for the three- and six-month periods ended June 30, 2003 increased by approximately $0.8 million and $2.0 million over the prior year periods primarily due to an increase in same state operating income and positive contributions from our newer outsourced state portal businesses including Oklahoma and Alabama, which began to generate DMV revenues in February 2003.

Operating income from our Products segment for the three- and six-month periods ended June 30, 2003 increased by approximately $8.9 million and $9.3 million over the prior year periods.  Excluding the $4.3 million impairment loss relating to our AOL and IDT businesses and the $4.3 million charge in our corporate filings business, both recorded in the second quarter of 2002, operating income from our Products segment for the three- and six-month periods ended June 30, 2003 increased by approximately $0.3 million and $0.7 million over the prior year periods.  These increases were primarily the result of profitability improvements in our ethics & elections and corporate filings businesses.  Our ethics & elections business benefited from an increase in revenues from its Federal Election Commission contract.  A year-over-year decrease in selling and administrative expenses contributed to the improvement in operating income in our corporate filings business in the current periods.

As discussed above, our AOL business has experienced significant decreases in revenues in the current periods, and we no longer record the cash portion of the carriage fee expense or amortization expense relating to the fully vested warrants issued to AOL.  In addition, we reversed $137,500 in carriage fee expense that was previously accrued in the second quarter of 2002, as discussed above.

Corporate level expenses decreased by approximately $1.3 million and $1.6 million for the three- and six-month periods in the current year.  Excluding stock compensation expense we recognized in the prior year periods, corporate level expenses were down slightly year-over-year.

EQUITY IN NET LOSS OF AFFILIATES.  Equity in net loss of affiliates represents our share of losses of companies in which we have equity method investments that give us the ability to exercise significant influence, but not control, over the investees.  In the first quarter of 2000, we invested in E-Filing, a private company involved in the eGovernment services industry, primarily for strategic purposes.  In the fourth quarter of 2000, we invested in eGS, a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and our European subsidiary, NIC European Business Ltd.  As further discussed in Note 8 in the Notes to Consolidated Financial Statements included in this Form 10-Q, we recognized a $0.3 million gain in the current quarter relating to a previous equity investment in Tidemark.

At June 30, 2003, our investment balance in E-Filing was approximately $739,000 and we had no investment balance remaining in eGS. As a result of a recent modification to the eGS joint venture agreement, the Company has begun to account for its investment in eGS under the cost method beginning in fiscal 2003.  Although E-Filing is incurring net losses, the losses are relatively small and the business has sufficient financial resources to continue to operate for a significant length of time.  We regularly review the carrying value of our equity method investments and record impairment losses when events and circumstances indicate that such assets are impaired. To date, we have not recorded any such impairment losses on our investments in E-Filing or eGS.

LQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $0.4 million for the current period compared to net cash used of $5.3 million in the prior year quarter.  The increase in cash flow from operations was the primarily the result of a year-over-year increase in operating income, excluding non-cash charges.  The increase in accounts receivable in the current period was mainly attributable to an increase in revenues from our portal businesses in Alabama and Iowa, which began to generate substantive DMV revenues in the current year.  The increase in other current assets in the current period was due to an increase in unbilled revenues on our corporate filings contract with the California Secretary of State recognized under percentage of completion accounting.

Although we plan to generate quarterly net income for the remainder of 2003, we expect operating cash flow to be flat or modestly negative through most of 2003.  This primarily reflects expected working capital swings from our contract with the California Secretary of State, which back-ends most of the larger payments.

We recognize revenue from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three-month periods ended June 30, 2003 and December 31, 2002 were approximately $44.8 million and $36.4 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-months periods ended June 30, 2003 and December 31, 2002 was 34 and 37, respectively.

Working capital, defined as current assets minus current liabilities, increased to $20.2 million at June 30, 2003 from $16.0 million at December 31, 2002.  Our current ratio, defined as current assets divided by current liabilities, at June 30, 2003 was 2.0 compared to 1.8 at December 31, 2002.  The increase in both of these measures was primarily attributable to an increase in accounts receivable and other current assets, as further discussed above.  These changes were partially offset by an increase in accounts payable and accrued liabilities.

Cash used in investing activities in the current period of $0.6 million was for capital expenditures.  Cash used in investing activities in the prior year period was $3.9 million, primarily reflecting net purchases of marketable securities.

Financing activities in the current period resulted in net cash generated of approximately $0.9 million, primarily reflecting a decrease in restricted cash and cash equivalents as a result of our new financing arrangement as further discussed below and in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.  Financing activities in the prior year quarter resulted in net cash generated of approximately $0.5 million, primarily reflecting $0.6 million in proceeds from the exercise of employee stock options offset by payments on our bank note payable.

At June 30, 2003, our total unrestricted cash and marketable securities balance was $10.3 million compared to $9.6 million at December 31, 2002.  At June 30, 2003, we had posted $5.4 million in cash and all of our marketable securities as collateral for bank letters of credit issued on behalf of the Company, our $0.5 million bank line of credit in conjunction with a corporate credit card agreement, and our bank note payable.  We issue letters of credit as collateral for performance on certain of our government contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year.  As further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q, in October 2002, we entered into an agreement with a bank to refinance all of our current letters of credit.  In addition, we obtained a $0.5 million working capital line of credit and have refinanced our term note payable.

Our collateral requirements under this banking agreement may ease over time as we continue to pay down our bank note payable and if we continue to produce consecutive quarters of profitability and earnings growth.  However, even though we were profitable in the first half of 2003 and expect to be profitable in each quarter for the remainder of 2003, we may not be able to sustain our current levels of profitability or increase profitability on a quarterly or annual basis.  We will need to generate sufficiently higher revenues while containing costs and operating expenses if we are to achieve growing profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to become profitable on a long-term, sustained basis.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had the Company been required to post 100% cash collateral at June 30, 2003 for the face value of all performance bonds (which are supported by letters of credit), our line of credit in conjunction with a corporate credit card agreement and our bank note payable, unrestricted cash would have decreased and restricted cash would have increased by approximately $2.1 million.

We believe that our currently available liquid resources and cash that may be generated from operations will be sufficient to meet our operating requirements and current growth initiatives for the next twelve months without the need of additional capital.  However, any projections of future earnings and cash flows are subject to substantial uncertainty. If our unrestricted cash and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities, or increase our working capital line of credit. The sale of additional equity securities could result in dilution to the Company’s shareholders.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.  Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our short-term investments in marketable debt securities and cash balances and the increase or decrease in the amount of interest expense we incur on our bank note payable.  Because our investments are in short-term, investment-grade, interest-bearing marketable securities, we are exposed to minimal risk on the principal of those investments. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We do not use derivative financial instruments. A 10% change in interest rates would not have a material effect on our financial condition, results of operations or cash flows.

ITEM 4.              CONTROLS AND PROCEDURES

a)         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures were adequately designed and operating effectively.

b)         CHANGES IN INTERNAL CONTROLS

Subsequent to the evaluation by the Company’s Chief Executive Officer and Chief Financial Officer, there were no significant changes in internal controls over financial reporting that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.                   OTHER INFORMATION

ITEM 6.                        EXHIBITS AND REPORTS ON FORM 8-K

a)              EXHIBITS

31.1 - Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 - Section 906 Certifications of Chairman of the Board and Chief Executive Officer and Chief Financial Officer furnished in accordance with Securities Act Release 33-8212

b)         REPORTS ON FORM 8-K

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

NIC INC.

Dated: August 11, 2003	/s/ Eric J. Bur
Eric J. Bur
Chief Financial Officer

Dated: August 11, 2003	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Vice President, Financial Operations and Chief Accounting Officer