Form 10-Q
period 2003-09-30
NIC INC
filed 2003-11-06
CIK 1065332

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s common stock as of October 31, 2003 was 58,441,075.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NIC Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

000’s except for share amounts

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$10,643	$9,559
Cash and cash equivalents - restricted	5,401	6,300
Marketable securities	250	249
Trade accounts receivable	17,268	14,465
Deferred income taxes	219	606
Prepaid expenses	807	761
Other current assets	7,744	3,215
Total current assets	42,332	35,155
Property and equipment, net	2,862	3,054
Deferred income taxes	33,435	35,049
Other assets	118	139
Investments in affiliates	698	839
Intangible assets, net	105	220
Total assets	$79,550	$74,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,274	$12,701
Accrued expenses	5,703	3,792
Note payable-current portion	154	332
Application development contracts	563	1,559
Other current liabilities	424	815
Total current liabilities	20,118	19,199
Note payable - long-term portion	247	201
Total liabilities	20,365	19,400

Commitments and contingencies (Notes 1 and 2)	—	—

Shareholders’ equity:
Common stock, no par, 200,000,000 shares authorized 58,441,075 and 58,092,346 shares issued and outstanding	—	—
Additional paid-in capital	197,860	197,160
Accumulated deficit	(138,460)	(141,889)
	59,400	55,271
Less treasury stock	(215)	(215)
Total shareholders’ equity	59,185	55,056
Total liabilities and shareholders’ equity	$79,550	$74,456

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

000’s except for per share amounts

	Three-months ended September 30,		Nine-months ended September 30,
	2003	2002	2003	2002
Revenues:
Portal revenues	$9,942	$8,863	$29,891	$26,351
Software and services revenues	2,931	2,805	8,418	10,348
Total revenues	12,873	11,668	38,309	36,699
Operating expenses:
Cost of portal revenues, exclusive of depreciation and amortization	5,416	5,065	15,791	14,713
Cost of software and services revenues, exclusive of depreciation and amortization	2,276	2,125	6,662	12,138
Selling and administrative	2,852	3,255	8,909	10,831
Impairment loss	—	—	—	4,316
Stock compensation	—	—	—	1,307
Depreciation and amortization	471	567	1,413	2,433
Total operating expenses	11,015	11,012	32,775	45,738
Operating income (loss)	1,858	656	5,534	(9,039)
Other income (expense):
Interest income	21	38	80	134
Interest expense	(6)	(20)	(15)	(53)
Equity in net loss of affiliates	(41)	(286)	161	(968)
Other income (expense), net	(12)	—	(12)	(36)
Total other income (expense)	(38)	(268)	214	(923)
Income (loss) from continuing operations before income taxes	1,820	388	5,748	(9,962)
Income tax provision (benefit)	737	168	2,319	(3,933)
Income (loss) from continuing operations	1,083	220	3,429	(6,029)

Discontinued operations (Note 3):
Loss from discontinued operations (less applicable income tax benefit of $-, $5, $- and $1,307)	—	(8)	—	(2,036)
Net income (loss)	$1,083	$212	$3,429	$(8,065)

Basic and diluted earnings (loss) per share:
Earnings (loss) per share - continuing operations	$0.02	$0.00	$0.06	$(0.11)
Loss per share - discontinued operations	$0.00	$(0.00)	$0.00	$(0.03)
Net earnings (loss) per share	$0.02	$0.00	$0.06	$(0.14)

Weighted average shares outstanding:
Basic	58,357	56,811	58,242	56,556
Diluted	59,402	57,006	58,742	56,556

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

000’s

	Nine-months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$3,429	$(8,065)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,413	2,824
Compensation expense related to stock options	—	1,307
Loss on disposal of property and equipment	12	1,459
Accretion of discount on marketable securities	—	(4)
Application development contracts	(996)	(858)
Impairment loss	—	4,316
Deferred income taxes	2,089	(5,311)
Equity in net loss of affiliates	(161)	968
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(2,803)	(2,806)
(Increase) in prepaid expenses	(46)	(25)
(Increase) decrease in other current assets	(4,518)	248
Decrease in other assets	21	71
Increase in accounts payable	554	27
Increase (decrease) in accrued expenses	1,959	(595)
Increase (decrease) in other current liabilities	(90)	110
Net cash provided by (used in) operating activities	863	(6,334)

Cash flows from investing activities:
Purchases of property and equipment	(1,075)	(644)
Purchases of marketable securities	—	(20,999)
Maturities of marketable securities	—	17,907
Investments in affiliates and joint ventures	—	(191)
Net cash used in investing activities	(1,075)	(3,927)

Cash flows from financing activities:
Decrease in cash and cash equivalents - restricted	899	—
Payments on notes payable	(132)	(237)
Payments on capital lease obligations	—	(8)
Proceeds from exercise of employee stock options	529	1,646
Net cash provided by financing activities	1,296	1,401

Net increase (decrease) in cash and cash equivalents	1,084	(8,860)
Cash and cash equivalents, beginning of period	9,559	17,235
Cash and cash equivalents, end of period	$10,643	$8,375
Other cash flow information:
Interest paid	$17	$41
Income taxes paid	$275	$90

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

1. APPLICATION DEVELOPMENT CONTRACTS

In the second quarter of 2002, the Company accrued approximately $4.3 million in cost of software and services revenues for expected losses under percentage-of-completion accounting in its NIC Conquest corporate filings business due to project cost overruns on outstanding contracts in Arkansas, Minnesota and Oklahoma.  In the fourth quarter of 2002, management reversed $0.8 million of accruals recorded in the second quarter of 2002 related to its contracts in Arkansas and Oklahoma as these contracts are expected to cost less to complete than management estimated.  At December 31, 2002, the Company had fulfilled all obligations under its contract with the state of Minnesota.  At September 30, 2003, the Arkansas and Oklahoma systems had been accepted and are currently in the maintenance phase.  At September 30, 2003, the accrual for all application development contracts was approximately $0.6 million, which management believes is adequate.  Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.

Unbilled revenues under long-term application development contracts at September 30, 2003 and December 31, 2002 were approximately $7.1 million and $2.6 million, respectively, and are included in other current assets in the consolidated balance sheets.  Of these balances at September 30, 2003 and December 31, 2002, approximately $7.1 million and $2.1 million, respectively, related to the Company’s contract with the California Secretary of State.

2. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

The Company has a $500,000 line of credit with a bank in conjunction with a corporate credit card agreement.  At September 30, 2003, NIC had pledged all of its marketable securities as collateral on the line of credit.

The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds.  These irrevocable letters of credit are generally in force for one year, for which the Company pays bank fees of approximately 1.5% to 2.0% of face value per annum.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $6.4 million and $6.2 million at September 30, 2003 and December 31, 2002, respectively.  At September 30, 2003, the Company has collateralized its letters of credit with $5.0 million in cash and cash equivalents.

In conjunction with its business filings contract with the California Secretary of State, in March 2002, the Company issued a $5 million letter of credit as collateral for a $5 million performance bond required by the contract.  The Company is scheduled to receive four major milestone payments of $3.3 million each throughout 2004, a portion of which will be paid to certain subcontractors.  The first payment will be for the delivery of the UCC filing system into acceptance testing.  The second payment will be for the acceptance of the UCC filing system by the Secretary of State and commencement of the associated maintenance period.  The third payment will be for the delivery of the business entity filing system into acceptance testing.  The fourth payment will be for the acceptance of the business entity filing system by the Secretary of State and commencement of the associated maintenance period.  Prior to receiving the first major milestone payment, the Company will be required to increase the amount of the performance bond to $10 million.  While the Company continues to explore options for obtaining an increased performance bond, the Company may not be able to obtain an increased bond or may elect not to obtain an increased bond due to the incremental cost.  If the Company does not obtain a $10 million performance bond, the first major milestone payment will be deferred until commencement of any maintenance period under the contract.  The Company currently expects acceptance of the UCC filing system and commencement of the associated maintenance period to take place in the first half of 2004.  The Company currently expects acceptance of the business entity filing system and commencement of the associated maintenance period to take place in the second half of 2004.

In October 2002, the Company entered into an agreement with a bank to refinance all of its current letters of credit and obtained a $500,000 working capital line of credit.  In addition, in March 2003, the Company refinanced its term note payable, which had a balance of approximately $401,000 at September 30, 2003.  The refinanced note bears interest at the bank’s prime rate (with a floor of 5.5%) and is payable in equal monthly installments ending in March 2006.  The Company has fully collateralized the note with its cash and cash equivalents.  The Company has pledged a total of approximately $5.4 million of its cash and cash equivalents as collateral under the new financing arrangement and has given the bank a security interest in certain of its accounts receivable and other assets.

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

	Three-months Ended Sept. 30,		Nine-months Ended Sept. 30,
	2003	2002	2003	2002
Statement of operations data
Revenues	$—	$—	$—	$222

Costs and expenses	—	13	—	1,748
Loss on disposal of property and equipment	—	—	—	1,425
Depreciation and amortization	—	—	—	392
Operating loss	—	(13)	—	(3,343)
Income tax benefit	—	(5)	—	(1,307)
Loss from discontinued operations	$—	$(8)	$—	$(2,036)

	Sept. 30, 2003	Dec. 31, 2002

Balance sheet data
Property and equipment, net	$—	$42
Current liabilities	(4)	(8)
Net assets	$(4)	$34

4. REPORTABLE SEGMENTS AND RELATED INFORMATION

In the third quarter of 2003, the Company changed the manner by which its reportable segments are internally organized and managed.  The Company combined its eGovernment Products businesses (“Products”) and its AOL division (“AOL”) into one reportable segment referred to as Software & Services.  The AOL business is no longer considered to be of continuing significance to the Company and is now being managed as part of the Company’s Software & Services segment.  The Products segment previously included the Company’s corporate filings business (NIC Conquest), ethics & elections filings business (NIC Technologies) and commercial vehicle compliance business (IDT).  As a result, the Company’s reportable segments now consist of its outsourced portal businesses (“Outsourced Portals”) and Software & Services businesses.  The Outsourced Portals segment includes the Company’s subsidiaries operating outsourced state and local government portals and the corporate divisions that support portal operations.  Segment information for all periods presented has been restated to reflect the new internal organization of the Company.

Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.”  There have been no significant intersegment transactions for the periods reported.

In the first quarter of 2003, management changed the measure of profitability by which it evaluates the performance of its segments and allocates resources to them from EBITDA (defined as earnings before interest, taxes, equity in net loss of affiliates, depreciation, amortization, impairment losses, stock compensation and one time charges) to operating income (loss).  Segment information for the prior year periods has been revised to reflect the new measure of segment profitability.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended September 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2003
Revenues	$9,942	$2,931	$—	$12,873
Operating income (loss)	3,521	412	(2,075)	1,858

2002
Revenues	8,863	2,805	—	11,668
Operating income (loss)	2,926	67	(2,337)	656

The following is a reconciliation of total segment operating income to total consolidated income from continuing operations before income taxes for the three months ended September 30 (in thousands):

	2003	2002
Total operating income for reportable segments	$1,858	$656
Interest income	21	38
Interest expense	(6)	(20)
Equity in net loss of affiliates	(41)	(286)
Other income (expense), net	(12)	—
Consolidated income from continuing operations before income taxes	$1,820	$388

The table below reflects summarized financial information concerning the Company’s reportable segments for the nine months ended September 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2003
Revenues	$29,891	$8,418	$—	$38,309
Operating income (loss)	11,121	1,005	(6,592)	5,534

2002
Revenues	26,351	10,348	—	36,699
Operating income (loss)	8,497	(9,092)	(8,444)	(9,039)

The following is a reconciliation of total segment operating income (loss) to total consolidated income (loss) from continuing operations before income taxes for the nine months ended September 30 (in thousands):

	2003	2002
Total operating income (loss) for reportable segments	$5,534	$(9,039)
Interest income	80	134
Interest expense	(15)	(53)
Equity in net loss of affiliates	161	(968)
Other income (expense), net	(12)	(36)
Consolidated income (loss) from continuing operations before income taxes	$5,748	$(9,962)

In the second quarter of 2002, the Company accrued approximately $4.3 million for expected losses under percentage-of-completion accounting in its NIC Conquest corporate filings business due to project cost overruns on outstanding contracts in Arkansas, Minnesota and Oklahoma.  These losses were accrued in cost of software and services revenues in the consolidated statements of operations and are included in the Software & Services segment.  See Note 1.  Also in the second quarter of 2002, the Company recorded impairment losses relating to its AOL and IDT businesses totalling $3.0 million and $1.3 million, respectively.  These losses were recorded as an impairment loss in the consolidated statements of operations and are included in the Software & Services segment.  For additional information on the impairment losses relating to AOL and IDT, see Note 5 in the Notes to Consolidated Financial Statements included in the Company’s December 31, 2002 Form 10-K filed with the SEC on March 20, 2003.

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

	Three-months Ended Sept. 30,		Nine-months Ended Sept. 30,
	2003	2002	2003	2002
Numerator:
Income (loss) from continuing operations	$1,083	$220	$3,429	$(6,029)
Loss from discontinued operations	—	(8)	—	(2,036)
Net income (loss)	$1,083	$212	$3,429	$(8,065)
Denominator:
Weighted average shares – basic	58,357	56,811	58,242	56,556
Employee common stock options	1,045	195	500	—
Weighted average shares – diluted	59,402	57,006	58,742	56,556
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.02	$0.00	$0.06	$(0.11)
Loss from discontinued operations	$0.00	$(0.00)	$0.00	$(0.03)
Net income (loss)	$0.02	$0.00	$0.06	$(0.14)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.02	$0.00	$0.06	$(0.11)
Loss from discontinued operations	$0.00	$(0.00)	$0.00	$(0.03)
Net income (loss)	$0.02	$0.00	$0.06	$(0.14)

Outstanding employee common stock options totalling 1.1 million and 2.2 million common shares during the three- and nine-month periods ended September 30, 2003, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.  Outstanding employee common stock options totalling 4.9 million common shares during the three-month period ended September 30, 2002 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the period.  Outstanding employee common stock options totalling 5.8 million common shares during the nine-month period ended September 30, 2002 were not included in the computation of diluted weighted average shares outstanding because the effect of such options was antidilutive.

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

	Three-months Ended Sept. 30,		Nine-months Ended Sept. 30,
	2003	2002	2003	2002

Net income (loss), as reported	$1,083	$212	$3,429	$(8,065)
Add: Stock-based employee compensation included in reported net income (loss), net of related tax effects	—	—	—	876
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(330)	(2,048)	(2,518)	(6,206)

Pro forma net income (loss)	$753	$(1,836)	$911	$(13,395)
Basic and diluted net income (loss) per share, as reported	$0.02	$0.00	$0.06	$(0.14)
Basic and diluted net income (loss) per share, pro forma	$0.01	$(0.03)	$0.02	$(0.24)

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

OVERVIEW

The following discussion summarizes the significant factors affecting operating results of the Company for the three- and nine-month periods ended September 30, 2003 and 2002.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

RESULTS OF OPERATIONS

	Three-months ended September 30,		Nine-months ended September 30,
Key Financial Metrics	2003	2002	2003	2002

Gross profit % - outsourced portals	46%	43%	47%	44%
Gross profit % - software and services	22%	24%	21%	(17)%
Selling and administrative as % of revenue	22%	28%	23%	30%
Operating margin %	14%	6%	14%	(25)%
Revenue growth – outsourced portals	12%	14%	13%	36%
Revenue growth – software and services	5%	(3)%	(19)%	26%

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

•                  Non-DMV transaction-based: these are transaction fees other than from the sale of DMV records for transactions conducted by businesses and citizens through our state and local portals, and are generally recurring.  For a representative listing of non-DMV services we currently offer through our state and local portals, refer to Part I, Item 1 of our December 31, 2002 Form 10-K filed with the SEC on March 20, 2003.

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

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Portal Revenue Analysis	2003	2002	2003	2002
DMV transaction-based	$6,253	$5,689	$18,471	$17,001
Non-DMV transaction-based	2,676	1,892	7,937	5,798
Portal management	300	349	899	983
Software development	713	933	2,584	2,569

Total	$9,942	$8,863	$29,891	$26,351

Portal revenues for the current quarter increased 12% over the prior year quarter.  Of this increase, 8% was attributable to our newer outsourced state portal businesses including Alabama, which began to generate DMV revenues in February 2003, and Kentucky, which began to generate DMV revenues in mid-September 2003, and 6% was attributable to an increase in same state portal revenues (states in operation and generating DMV revenues for two full years).  These increases were partially offset by a decrease in revenues from our local portal business, primarily due to the wind down of our San Francisco portal operations in early 2003.  We expect local portal revenues to continue to decrease on a year-over-year basis for at least the balance of 2003 due to the continued wind down of certain unprofitable local portals.  Same state portal revenues in the current quarter increased 6%, or approximately $0.5 million, over the prior year quarter primarily as a result of increased transaction volumes from our Indiana and Iowa portals.  Same state revenue growth in the current quarter was less than the growth we have achieved in recent quarters due primarily to a 3% year-over-year decrease in same state DMV revenues.  While we generally expect flat to very little growth in same state DMV revenues, we experienced an unusually large increase in same state DMV revenues for the first three quarters of 2002.  Accordingly, we expect that same state DMV revenues could follow a similar pattern on a year-over-year basis for the balance of 2003, with same state DMV revenues comparable to those we achieved in 2000 and 2001.  Same state non-DMV transaction-based revenues increased 47%, or approximately $0.8 million, in the current quarter.

Portal revenues for the nine months in the current period increased 13% over the prior year period.  Of this increase, 9% was attributable to our newer outsourced state portal businesses, including Oklahoma and Alabama, and 4% was attributable to an increase in same state portal revenues.  Same state portal revenues in the current year-to-date period increased 5%, or approximately $1.2 million, over the prior year period primarily as a result of increased transaction volumes from our Indiana, Iowa, Maine and Utah portals.  Same state non-DMV transaction-based revenues for the nine months in the current period increased 37%, or approximately $1.9 million, over the prior year period.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 7% over the prior year quarter.  Of this increase, 7% was attributable to our newer state portal businesses, including Alabama and Kentucky, and 5% was attributable to an increase in same state cost of portal revenues.  These increases were offset by a decrease in expenses from our local portals as a result of our cost reduction efforts in certain of our local portals over the past year in an effort to improve profitability.

Our portal gross profit rate in the current quarter was 46% compared to 43% in the prior year, while our same state portal gross profit rate was 49% in the current and prior year periods.

Cost of portal revenues for the nine months in the current period increased 7% over the prior year period.  Of this increase, 7% was attributable to our newer state portal businesses, including Alabama and Kentucky, and 4% was attributable to an increase in same state cost of portal revenues.  Partially offsetting these increases was a decrease from our local portals.

Our portal gross profit rate in the current year-to-date period increased to 47% from 44% in the prior year period.  Our same state portal gross profit rate was 49% in the current and prior year periods.

SOFTWARE AND SERVICES REVENUES.  Software and services revenues for the current quarter increased 5% over the prior year quarter.  Total corporate filings revenues increased by $0.3 million in the current quarter.  We recognized approximately $2.1 million in revenue from our contract with the California Secretary of State in the current quarter compared to $1.7 million in the prior year quarter.  This increase was offset by a decrease in revenues from legacy corporate filing contracts.  Revenues from our AOL business decreased from approximately $286,000 in the prior year quarter to $27,000 in the current year quarter.  As previously disclosed, we anticipate a significant decrease in quarterly revenues from our AOL business in 2003 as compared to prior periods due to continued weakness in the online advertising market.  In addition, revenues from our transportation business, IDT, decreased by approximately $0.1 million in the current quarter.  As previously disclosed, we have decided to wind down this business and expect decreased quarterly revenues as compared to prior periods from this business in 2003.

We experienced a 19% decrease in software and services revenues for the year-to-date period in the current year.  This reflects our 2002 strategic decision to focus on our profitable core outsourced portal business and wind down the majority of our software and services businesses, with the exception of our corporate filings and ethics & elections businesses.

COST OF SOFTWARE AND SERVICES REVENUES.  Cost of software and services revenues in the current quarter increased by 7% over the prior year quarter primarily as a result of project expenses related to our contract with the California Secretary of State.

Cost of software and services revenues for the nine-month period in the current year decreased 45% from the prior year period.  Cost of software and services revenues for nine-month period ended September 30, 2002 includes a charge of $4.3 million for anticipated costs in excess of revenues to be recognized under certain of our application development contracts in our corporate filings business (see Note 1 in the Notes to Consolidated Financial Statements included in this Form 10-Q).  Also contributing to the decrease in expenses the current year-to-date period was a $0.3 million decrease relating to our legacy corporate filings contracts, a $0.5 million decrease relating to our AOL business and a $0.5 million decrease relating to our transportation business, which we are in the process of winding down.  Partially offsetting these decreases was a $0.2 million increase relating to our ethics & elections business.  As further discussed in Note 5 in the Notes to Consolidated Financial Statements

included in the Company’s Form 10-K filed with the SEC on March 20, 2003, in the second quarter 2002, we determined that the expected future cash flows of our AOL business would not be sufficient to recover the cash carriage fee and common stock warrant amortization expense we would have recognized over the remaining term of the contract with AOL and recorded a $3.0 million impairment loss.  As a result, the Company no longer records the cash portion of the carriage fee expense in cost of software and services revenues, which approximated $0.3 million in the prior year period.

SELLING AND ADMINISTRATIVE.  Selling and administrative expenses for the three- and nine-month periods ended September 30, 2003 decreased by 12% and 18%, respectively, from the prior year periods.  Contributing to these decreases were a reduction in expenses from our corporate filings, ethics & elections and transportation businesses and from a general decrease in corporate-level sales and marketing expenses.  Over the past several quarters, we significantly curtailed public relations, brand image and advertising expenses and consolidated our sales and marketing efforts to more appropriately match expenditures to expected market demand for our services.

Selling and administrative expenses as a percentage of revenue decreased to 22% in the current quarter from 28% in the prior year quarter.  On a year-to-date basis, selling and administrative expenses as a percentage of revenue decreased to 23% in the current period from 30% in the prior year period.

IMPAIRMENT LOSS.  In the second quarter of 2002, we recorded impairment losses totaling $4.3 million relating to our AOL and transportation businesses.  For additional information on these impairment losses, see Note 5 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 20, 2003.

STOCK COMPENSATION.  Stock compensation for the nine-month period ended September 30, 2002 consisted primarily of deferred compensation expense related to common stock options granted to senior level executives and other key employees in 1998 and 1999.  By the end of the second quarter of 2002, all deferred compensation expense relating to options granted in 1998 and 1999 had been recognized.

DEPRECIATION AND AMORTIZATION.  In the second quarter of 2002, we determined the future cash flows of our AOL business would not be sufficient to recover the unamortized carrying amount of the fully vested warrants issued to AOL and recorded a $2.1 million impairment loss in the second quarter of 2002.  As a result, we no longer record amortization expense relating to these warrants.  We recognized approximately $0.7 million in warrant amortization expense in the nine-month period ended September 30, 2002.

OPERATING INCOME (LOSS).  Operating income for the current quarter was $1.9 million compared to $0.7 million in the prior year period. Operating income for the current year-to-date period was $5.5 million compared to an operating loss of $9.0 million in the prior year period.

Operating income from our outsourced portals segment for the three- and nine-month periods ended September 30, 2003 increased by approximately $0.6 million and $2.6 million over the prior year periods primarily due to an increase in same state operating income and positive contributions from our newer outsourced state portal businesses including Oklahoma and Alabama, which began to generate DMV revenues in February 2003.

Operating income from our Software & Services segment for the three- and nine-month periods ended September 30, 2003 increased by approximately $0.3 million and $10.0 million over the prior year periods.  Operating loss for the nine-month period ended September 30, 2002 included a $4.3 million impairment loss relating to our AOL and transportation businesses and a $4.3 million charge in our corporate filings business, both recorded in the second quarter of 2002.  Also contributing to the increase in operating income in the current year-to-date period was a $0.5 million profitability improvement in our ethics & elections business and a reduction in operating expenses, excluding the above-mentioned charges, relating to our AOL and transportation businesses, as further discussed above.  Our ethics & elections business benefited from a $0.3 million increase in revenues from its Federal Election Commission contract and a $0.2 million decrease in operating expenses.

Corporate level selling and administrative expenses decreased by approximately $0.3 million and $1.9 million for the three- and nine-month periods in the current year.  Excluding stock compensation expense we recognized in the first six months of the prior year period, corporate level expenses were down $0.5 million for the nine-month period in the current year, as further discussed above.

EQUITY IN NET LOSS OF AFFILIATES.  Equity in net loss of affiliates represents our share of losses of companies in which we have equity method investments that give us the ability to exercise significant influence, but not control, over the investees.  In the first quarter of 2000, we invested in E-Filing, a private company involved in the eGovernment services industry, primarily for strategic purposes.  In the fourth quarter of 2000, we invested in eGS, a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and our European subsidiary, NIC European Business Ltd.  As further discussed in Note 8 in the Notes to Consolidated Financial Statements included in our Form 10-Q for the quarter ended June 30, 2003, we recognized a $0.3 million gain in the second quarter of the current year relating to a previous equity investment in Tidemark.

At September 30, 2003, our investment balance in E-Filing was approximately $698,000 and we had no investment balance remaining in eGS. As a result of a modification to the eGS joint venture agreement in late 2002, the Company has begun to account for its investment in eGS under the cost method in fiscal 2003.  Although E-Filing is incurring net losses, the losses are relatively small and the business has sufficient financial resources to continue to operate for a significant length of time.  We regularly review the carrying value of our equity method investments and record impairment losses when events and circumstances indicate that such assets are impaired. To date, we have not recorded any such impairment losses on our investments in E-Filing or eGS.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $0.9million for the current period compared to net cash used of $6.3 million in the prior year period.  The increase in cash flow from operations was primarily the result of a year-over-year increase in operating income, excluding non-cash charges.

The increase in accounts receivable in the current period was mainly attributable to an increase in revenues from our portal businesses in Alabama and Iowa, which began to generate substantive DMV revenues in the current year, and Kentucky, which began to generate DMV revenues in the current quarter.  The increase in other current assets in the current period was due to an increase in unbilled revenues on our corporate filings contract with the California Secretary of State recognized under percentage of completion accounting.  The increase in accrued expenses in the current period was mainly due to accrued subcontractor costs on our contract with the California Secretary of State, as we are not required to pay certain subcontractors until we receive major milestone payments under the contract, as further discussed below.

Although we plan to generate net income for the remainder of 2003, we expect operating cash flow to be flat or modestly negative through the remainder of 2003.  This primarily reflects expected working capital swings from our contract with the California Secretary of State, which back-ends most of the larger payments.           We are scheduled to receive four major milestone payments of $3.3 million each throughout 2004 under this contract, a portion of which will be paid to certain subcontractors.  The first payment will be for the delivery of the UCC filing system into acceptance testing.  The second payment will be for the acceptance of the UCC filing system by the Secretary of State and commencement of the associated maintenance period.  The third payment will be for the delivery of the business entity filing system into acceptance testing.  The fourth payment will be for the acceptance of the business entity filing system by the Secretary of State and commencement of the associated maintenance period.  Prior to receiving the next major milestone payment under the contract, we will be required to increase the amount of our $5 million performance bond to $10 million.  While we continue to explore options for obtaining an increased performance bond, we may not be able to obtain an increased bond or may elect not to obtain an increased bond due to the incremental cost.  If we do not obtain a $10 million performance bond, the first major milestone payment will be deferred until commencement of any maintenance period under the contract.  We currently expect acceptance of the UCC filing system and commencement of the associated maintenance period to take place in the first half of 2004.  We currently expect acceptance of the business entity filing system and commencement of the associated maintenance period to take place in the second half of 2004.

We recognize revenue from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three-month periods ended September 30, 2003 and December 31, 2002 were approximately $44.7 million and $36.4 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-months periods ended September 30, 2003 and December 31, 2002 was 36 and 37, respectively.

Working capital, defined as current assets minus current liabilities, increased to $22.2 million at September 30, 2003 from $16.0 million at December 31, 2002.  Our current ratio, defined as current assets divided by current liabilities, at September 30, 2003 was 2.1 compared to 1.8 at December 31, 2002.  The increase in both of these measures was primarily attributable to an increase in accounts receivable and other current assets, as further discussed above.  These changes were partially offset by an increase in accounts payable and accrued liabilities.

Cash used in investing activities in the current period of $1.1 million was for capital expenditures.  Cash used in investing activities in the prior year period was $3.9 million, primarily reflecting net purchases of marketable securities and capital expenditures.

Financing activities in the current period resulted in net cash generated of approximately $1.3 million, reflecting a decrease in restricted cash and cash equivalents as a result of our financing arrangement as further discussed below and in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q, and $0.5 million in proceeds from the exercise of employee stock options.  Financing activities in the prior year quarter resulted in net cash generated of approximately $1.4 million, primarily reflecting $1.6 million in proceeds from the exercise of employee stock options offset by payments on our bank note payable.

At September 30, 2003, our total unrestricted cash and marketable securities balance was $10.6 million compared to $9.6 million at December 31, 2002.  At September 30, 2003, we had posted $5.4 million in cash and all of our marketable securities as collateral for bank letters of credit issued on behalf of the Company, our $0.5 million bank line of credit in conjunction with a corporate credit card agreement, and our bank note payable.  We issue letters of credit as collateral for performance on certain of our government contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year.  As further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q, in October 2002, we entered into an agreement with a bank to refinance all of our current letters of credit.  In addition, we obtained a $0.5 million working capital line of credit and have refinanced our term note payable.

Our collateral requirements under this banking agreement may ease over time as we continue to pay down our bank note payable and if we continue to produce consecutive quarters of profitability and earnings growth.  However, even though we were profitable in each quarter of 2003 and expect to be profitable for the remainder of 2003, we may not be able to sustain our current levels of profitability or increase profitability on a quarterly or annual basis.  We will need to generate sufficiently higher revenues while containing costs and operating expenses if we are to achieve growing profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to become profitable on a long-term, sustained basis.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had the Company been required to post 100% cash collateral at September 30, 2003 for the face value of all performance bonds (which are supported by letters of credit), our line of credit in conjunction with a corporate credit card agreement and our bank note payable, unrestricted cash would have decreased and restricted cash would have increased by approximately $2.1 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.  Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our short-term investments in marketable debt securities and cash balances and the increase or decrease in the amount of interest expense we incur on our bank note payable.  Because our investments are in short-term, investment-grade, interest-bearing marketable securities, we are exposed to minimal risk on the principal of those investments. We limit our exposure to credit loss by depositing our cash and cash equivalents with high credit quality financial institutions.  We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We do not use derivative financial instruments. A 10% change in interest rates would not have a material effect on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBITS

31.1 – Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 – Section 906 Certifications of Chairman of the Board and Chief Executive Officer and Chief Financial Officer furnished in accordance with Securities Act Release 33-8212

b)  REPORTS ON FORM 8-K

A Report on Form 8-K was filed with the Securities and Exchange Commission on August 1, 2003, with attached press release of the Company dated July 31, 2003, announcing second quarter operating results for fiscal 2003.  Also on August 1, 2003, an Amended Report on Form 8-K was filed with the Securities and Exchange Commission to change the date of report (date of earliest event reported) from August 1, 2003 to July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: November 6, 2003	/s/Eric J. Bur
Eric J. Bur
Chief Financial Officer

Dated: November 6, 2003	/s/Stephen M. Kovzan
Stephen M. Kovzan
Vice President, Financial Operations and Chief Accounting Officer