Form 10-K
period 2003-12-31
NIC INC
filed 2004-03-12
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from        to

Commission file number 000-26621

_________________

NIC INC.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	52-2077581 (I.R.S. Employer Identification No.)

10540 South Ridgeview Road, Olathe, Kansas 66061
(Address of principal executive office, including Zip Code)

Registrant’s telephone number, including area code: (877) 234-3468

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value per share
(Title of Class)

_________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant, as of February 27, 2004, was approximately $194,919,000 (based on the closing price for shares of the registrant’s common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 27, 2004, 58,887,730 shares of the registrant’s common stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be issued in connection with its Annual Meeting of Shareholders to be held in 2004 are incorporated by reference into Part III of this Form 10-K.

Except as otherwise stated, the information contained in this Form 10-K is as of February 27, 2004.

TABLE OF CONTENTS
NIC INC.
FORM 10-K ANNUAL REPORT

PART I

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements about events, products or financial performance that may not exist, or may not have occurred. For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: competition issues discussed on page 11; government regulation discussed on page 12; intellectual property and proprietary rights discussed on pages 12 and 13; specific risk factors discussed on pages 13 to 23; and commitments and contingencies described in Notes 5, 10, 11, 12 and 14 to the consolidated financial statements included in this Form 10-K.

AVAILABLE INFORMATION

Our Web site address is www.nicusa.com. Through this Web site, we make available, free of charge, on the Investor Relations section of our Web site (http://www.nicusa.com/html/info/investor/edgar.php) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available through our Web site other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. We do not intend for information contained in our Web site to be part of this Annual Report on Form 10-K.

FREQUENTLY USED TERMS

In this Annual Report on Form 10-K, we use the terms “NIC,” “the Company,” “our,” and “us” to refer to NIC and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. We use the term “eGovernment” to refer to electronic government, and we use the term “portal” to refer to an official government Web site outsourced to NIC. We also use the term “partner” to refer to our government clients, with which we have contractual relationships for eGovernment services.

ITEM 1.  BUSINESS

Business Overview

NIC is a provider of eGovernment services that help governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. We accomplish this currently through two divisions: our portal outsourcing businesses and our software & services businesses. In our primary portal outsourcing business, we enter into long-term contracts with governments to design, build and operate Web-based portals on their behalf. These portals consist of Web sites and applications we have built that allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver’s license records or filing a government-mandated form or report. Our self-funding business model allows us to reduce our government partners’ financial and technology risks and generate revenues by sharing in the fees we collect from eGovernment transactions. Our government partners benefit through gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient and more cost-effective means to interact with governments.

Currently, we have contracts to provide portal outsourcing services for eighteen states and eight local governments. We typically enter into three- to five-year contracts with our government partners and manage operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. We intend to increase our revenues by signing long-term portal contracts with new government partners, marketing our portal outsourcing services to new governments and by delivering new services to a growing number of government entities within our existing contractual relationships.

Our software & services businesses currently include our corporate filings, ethics & elections, transportation and AOL businesses. During 2002, we exited our eProcurement business, NIC Commerce, and closed down the majority of our transportation business, IDT, as part of a broader strategic refocusing of the Company on our profitable core outsourced portal business. Our corporate filings business, NIC Conquest, is a provider of software applications and services for electronic filings and document management solutions for governments. Our corporate filings business focuses on Secretaries of State, whose offices are state governments’ principal agencies for corporate filings. Our ethics & elections business, NIC Technologies, designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies. Also included in our software & services segment is our AOL division, which services an agreement with America Online, Inc. to deliver government information, services and applications through AOL’s Government Guide service.

We expanded rapidly following our initial public offering in July of 1999 and incurred substantial net losses through mid-2002 primarily as a result of our acquired software & services businesses. Throughout this time period, our core outsourced portal operations have grown and have been profitable. As part of a broader strategic refocusing of the Company on our outsourced portal business, we became profitable in the second half of 2002 and have been profitable since that time. We expect the Company to continue to be profitable and have focused the business on operations we believe have demonstrable ability to produce positive net income and sustainable cash flow in the future.

The Company

NIC Inc. (formerly National Information Consortium, Inc.) was formed on December 18, 1997, for the sole purpose of affecting an exchange of common stock, in a transaction referred to as the Exchange Offer, to combine under common ownership five separate affiliated entities under which we conducted our business operations. The five companies were NICUSA, Inc. (formerly National Information Consortium USA, Inc.), Kansas Information Consortium, Inc., Indiana Interactive, Inc., Nebraska Interactive, Inc. and Arkansas Information Consortium, Inc. The Exchange Offer was consummated on March 31, 1998, and has been accounted for as a business combination. NICUSA, Inc. is the entity whose shareholders received the largest portion of the Company’s common stock shares and was treated as the accounting acquirer with the purchase method of accounting being applied to the four other companies. On July 20, 1999, we completed our initial public offering, selling an aggregate of 10 million new shares of common stock for net proceeds of approximately $109.4 million after deducting underwriting discounts, commissions and expenses.

Segment Information

Our two reportable segments consist of our portal outsourcing segment and software & services segment. The portal outsourcing segment includes our subsidiaries that operate outsourced government portals and the corporate divisions that support portal operations. The software & services segment includes our corporate filings, ethics & elections, transportation and AOL businesses. Although we decided to wind down our transportation business in 2002, it did not qualify as a discontinued operation at December 31, 2003. In the third quarter of 2003, we changed the manner by which our reportable segments were internally organized and managed and combined our eGovernment products businesses and AOL division into one reportable segment referred to as software & services. The AOL business is no longer considered to be of continuing significance to NIC and is now being managed as part of our software & services segment. In the second quarter of 2002, the results of operations of our eProcurement business, NIC Commerce, were classified as discontinued operations. NIC Commerce’s operations were previously reported in the eProcurement segment. For additional information relating to our reportable segments, refer to Note 17 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Industry Background

The market for government-to-business and government-to-citizen transactions

Government regulation of commercial and consumer activities requires billions of transactions and exchanges of large volumes of information between government agencies and the businesses and citizens they regulate. These transactions and exchanges include driver’s license record retrieval, motor vehicle registrations, tax returns, permit applications and requests for government-gathered information. Government agencies typically defray the cost of processing these transactions and of storing, retrieving and distributing information through a combination of general tax revenues, service fees and charges for direct access to public records.

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

Growth of the Internet, electronic commerce and eGovernment

The Internet has emerged as a global medium, enabling millions of people worldwide to share information, communicate and conduct business electronically. According to market research firm Nielsen/NetRatings, more than 709 million people worldwide had access to the Internet in November 2003. Continued growth is expected to be driven by the large and growing number of PCs installed in homes and offices, the decreasing cost of PCs, easier, faster and cheaper access to the Internet, improvements in network infrastructure, the proliferation of Internet content and the increasing familiarity with and acceptance of the Internet by governments, businesses and consumers.

In the United States, market research firm Gartner Dataquest projects that PC sales will grow 14% in 2004 to 187 million units. Nielsen/NetRatings estimates that 131 million Americans considered themselves “active” Internet users in 2003, and more than 185 million residents had regular access to the Internet. According to a December 2003 study by the Pew Internet & American Life Project, 87% of U.S. Internet users have computer access at home, while 48% have Internet access at work. The same study estimates that 66 million Americans were online in a typical day in August 2003, a 27% increase over the same period in 2000.

The volume of electronic commerce has grown in parallel with the Internet itself. According to Gartner Dataquest, the total worldwide value of goods and services transacted online between businesses is expected to surpass $8.5 trillion by 2005. Market research firm BizRate placed the value of consumer online retail purchases in 2003 at $55.9 billion, up 25% over the $44.9 billion in online retail purchases in 2002.

Similar growth trends are seen for eGovernment. Research firm Input predicts that spending on state and local government information technology initiatives will exceed $49 billion in 2005 and will grow to $64 billion by 2009.

In a November 2002 survey, the Pew Internet and American Life Project found that 66 million people, or 65% of all Internet users in the Unites States, had sought information directly from a local, state or federal government Web site during the last three months, a 65% increase in the same period in 2000. In the same survey, 80% of all Americans said they found the information they needed while visiting a local, state or federal government Web site.

Emergence of the Internet as a medium for eGovernment

The growing acceptance of the Internet and electronic commerce presents a significant opportunity for the development of eGovernment, in which government agencies conduct transactions and distribute information over the Internet. By using the Internet, government agencies can increase the volume and efficiency of interactions with constituents without increasing expenditures or demands on current personnel. In addition, regardless of physical distance, businesses and citizens can obtain government information quickly and easily over the Internet. For example, motor vehicle administrators can provide instantaneous responses to auto insurers’ requests for driving record data by allowing controlled access to government databases through the Internet. This Internet-based interaction reduces costs for both government and users and decreases response times compared to providing the same data by mail or special purpose dial-up computer connections.

Challenges to the implementation of eGovernment services

Despite the potential benefits of eGovernment, barriers to creating successful Internet-based services occasionally preclude governments from implementing them. Some of these barriers are similar to those the private sector encounters, including:

•	the high cost of implementing and maintaining Internet technology in a budget-constrained environment;

•	the financial, operational and technology risks of moving from older, established technologies to rapidly evolving Internet technologies;

•	the need to quickly assess the requirements of potential customers and cost-effectively design and implement eGovernment services that are tailored to meet these requirements; and

•	the intense competition for qualified technical personnel.

Governments also face some unique challenges that exacerbate the difficulty of advancing to Internet-based services, including:

•	lengthy and potentially politically charged appropriations processes that make it difficult for governments to acquire resources and to develop Internet services quickly;

•	a diverse and substantially autonomous group of government agencies that have adopted varying and fragmented approaches to providing information and transactions over the Internet;

•	a lack of a marketing function to ensure that services are designed to meet the needs of businesses and citizens and that they are aware of their availability; and

•	security and privacy concerns that are amplified by the confidential nature of the information and transactions available from and conducted with governments and the view that government information is part of the public trust.

We believe traditional private sector services generally do not address the unique needs of eGovernment. Most service providers do not fully understand and are not well-equipped to deal with the unique political, regulatory and security structures of governments. These providers, including large systems integrators, typically take a time-and-materials, project-based pricing approach that may not adequately balance the responsiveness to change of a successful Internet business with the longer time horizons and extended commitment periods of government projects.

What We Provide to Governments

In our core portal outsourcing segment, we provide Internet-based eGovernment services that meet the needs of governments, businesses and citizens. The key elements of our service delivery are:

Customer-focused, one-stop government portal

Using our marketing and technical expertise and our government experience, we develop, build and operate portals for our government partners that are designed to meet their needs as well as those of the businesses and citizens they serve. Our portals are designed to create a single point of presence on the Internet that allows businesses and citizens to reach the Web site of every government agency in a specific jurisdiction from one online location. We employ a common look and feel in the Web sites of all government agencies associated with our government portals and make them useful, appealing and easy to use. In addition to developing and managing the government portal, we develop applications that, in one location on the Internet, allow businesses and citizens to complete processes that have traditionally required separate offline interaction with several different government agencies. These applications also permit businesses and citizens to conduct transactions with government agencies and to obtain information 24 hours per day and seven days per week. We also help our government partners to generate awareness and educate businesses and citizens about the availability and potential benefits of eGovernment services.

Compelling and flexible financial models for governments

With our self-funding business model, we allow governments to implement comprehensive eGovernment services at minimal cost and risk. We take on the responsibility and cost of designing, building and operating government portals and applications, with minimal use of government resources. We employ our technological resources and accumulated expertise to help governments avoid the risks of selecting and investing in new and often untested technologies. We implement our services rapidly, efficiently and accurately, using our well-tested and reliable infrastructure and processes. Once we establish a portal and the associated applications, we manage transaction flows, data exchange and payment processing, and we fund ongoing costs from the fees received from portal users, who access information and conduct transactions through the portal. We are also able to provide specific fee-based application development and portal outsourcing solutions to governments who do not wish to pursue a self-funding portal solution.

Focused relationship with governments

We form relationships with governments by developing an in-depth understanding of their interests and then aligning our interests with theirs. By tying our revenues to the development of successful services and applications, we work to assure government agencies and constituents that we are focused on their needs. Moreover, we have pioneered and encourage our partners to adopt a model for eGovernment policymaking that involves the formation of oversight boards to bring together interested government agencies, business and consumer groups and other vested interest constituencies in a single forum. We work within this forum to maintain constant contact with government agencies and constituents and strive to ensure their participation in the development of eGovernment services. We attempt to understand and facilitate the resolution of potential political disputes among these participants to maximize the benefits of our services. We also design our services to observe relevant privacy and security regulations, so that they meet the same high standards of integrity, confidentiality and public service as government agencies would observe in their own actions.

Government Contracts

Our portal outsourcing businesses

Through our portal outsourcing businesses, we currently have contracts with 26 state and local government agencies. At December 31, 2003, we provided outsourced government portal services through the following portals:

Portal Name	Year Services Commenced	Web Address
Kentucky	2003	www.Kentucky.gov
Alabama	2002	www.Alabama.gov
Vermont	2002	www.Vermont.gov
New Hampshire	2002	www.NHlicenses.com www.NHfishandgame.com
Washtenaw County, Michigan	2002	www.eWashtenaw.com
Des Moines, Iowa	2002	www.DMgov.com
Iowa County Treasurers	2002	www.IowaTreasurers.org
Corpus Christi, Texas	2002	www.ccTexas.com
Rhode Island	2001	www.RI.gov
City of Tampa	2001	www.TampaGov.net
Kent County, Michigan	2001	www.accessKent.com
Dallas County, Texas	2001	www.DallasCounty.org
Oklahoma	2001	www.YourOklahoma.com
Montana	2001	www.DiscoveringMontana.com
Tennessee	2000	www.Tennessee.gov
Hawaii	2000	www.Hawaii.gov
Idaho	2000	www.accessIdaho.org
Utah	1999	www.Utah.gov
Maine	1999	www.Maine.gov
Arkansas	1997	www.Arkansas.gov
Indianapolis and Marion County, Indiana	1997	www.CivicNet.net
Iowa	1997	www.IOWAccess.org
Virginia	1997	www.Virginia.gov
Indiana	1995	www.IN.gov
Nebraska	1995	www.Nebraska.gov
Kansas	1992	www.accessKansas.org

Each of these government portals operates under a separate contract that generally has an initial term of three to five years. Under a typical contract, a government agrees that:

•	we have the right to develop a comprehensive Internet portal owned by that government to deliver eGovernment services;

•	the portal we establish is the primary electronic and Internet interface between the government and its citizens;

•	it advocates the use of the portal for all commercially valuable applications in order to support the operation and expansion of the portal;

•	it sponsors access to agencies for the purpose of entering into agreements with these agencies to develop applications for their data and transactions and to link their Web pages to the portal; and

•	it establishes a policy-making and fee approval board, which typically includes agency members, business customers and others, to establish prices for services and to set other policies.

In return, we agree to:

•	develop, manage, market, maintain and expand that government’s portal and information and electronic commerce applications;

•	assume the investment risk of building and operating that government’s portal and applications without the direct use of tax dollars;

•	bear the risk of collecting transaction fees; and

•	have an independent audit conducted upon that government’s request.

Currently, under our contracts with the states of New Hampshire and Vermont, Kent and Washtenaw Counties, and Corpus Christi, Texas, we provide consulting, development and management services for these government portals predominantly under a fixed-price model.

We typically own all the software we develop under our government portal contracts. After completion of the initial contract term, our government partners typically receive a perpetual, royalty-free license to use the software only in their own portals.

We also enter into separate agreements with various agencies and divisions of our government partners for the sale of electronic access to public records and to conduct other transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services we provide and the amounts we must remit to the agency. These terms are then submitted to the policy-making and fee approval board for approval.

Our software & services businesses

Corporate filings

Our corporate filings business, NIC Conquest, focuses on secretaries of state, whose offices are state governments’ principal agencies for corporate filings. We have installed Uniform Commercial Code (“UCC”) and/or business entity software applications for Web-enabling the back-office systems and processes for business-to-government filings with the following states: Arkansas, California, Colorado, Indiana, Iowa, Kansas, Montana, Nebraska, New York, Oklahoma, South Dakota, Texas and Wisconsin. We are currently in the process of installing a similar system for the California Secretary of State as further discussed below.

In September 2001, we were awarded a five-year contract by the California Secretary of State to develop and implement a comprehensive information management and filing system. The contract to build an information management and retrieval system for the Business Programs Division of the California Secretary of State is valued at approximately $25 million and is the largest government contract we have ever been awarded. This award is both the nation’s largest state eGovernment filing initiative on record and the most comprehensive secretary of state filing system project in the United States. The new Web-enabled document management and filing system will increase efficiency and reduce expenses for California by eliminating paperwork and decreasing processing and turnaround times. Upon completion, the new system will allow agency customers, primarily from the banking and legal communities, to search, retrieve, and submit documents online. Customers will also be able to pay fees for a variety of transactions, including new incorporation document filings, trademark registrations, and UCC filings. The contract includes comprehensive back office document and revenue management systems, Web and Internet applications that will take approximately 90% of the agency’s Business Programs Division’s services online, and imaging and indexing of more than ten million historical document pages. As part of the contract, we also will provide three years of onsite support and maintenance for the system.

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

Our Portal Service Offerings

Each of our portal businesses works with its government partner to implement, develop, manage and enhance a comprehensive, Internet-based portal to deliver eGovernment services to their constituents. Our portals are designed to provide user-friendly and convenient access to in-demand government information and services and include numerous fee-based transaction services and applications that we have developed. These fee-based services and applications allow businesses and citizens to access constantly changing government information and to file necessary government documents, including driver’s license record retrieval, motor vehicle registration renewal, tax return filings, and permit applications. The types of services and the fees charged vary in each portal installation according to the unique preferences of that jurisdiction. In an effort to reduce the frustration businesses and citizens often encounter when dealing with multiple government agencies, we handle cross-agency communications whenever feasible and shield businesses and citizens from the complexity of older, mainframe-based systems that agencies commonly use, creating an intuitive and efficient interaction with governments. Some of the services we currently offer in different jurisdictions include:

Product or Service	Description	Primary Users
Driver’s License Records Retrieval	For those legally authorized businesses, this service offers controlled instant look-up of driving records. Includes commercial licenses.	Insurance companies
Vehicle Title, Lien & Registration	Provides controlled interactive title, registration and lien database access. Permits citizens to renew their vehicle registrations online.	Insurance companies, lenders, citizens
BillWatch (Lobbyist in a Box)
Allows the user to monitor state legislative activity. Users can tag bills by key word or bill number, and BillWatch will send an e-mail when a change occurs in the status of the bill. Legislative activity can be monitored via wireless access.

Attorneys, lobbyists
Health Professional License Services	Allows users to search databases on several health professions to verify license status.	Hospitals, clinics, health insurers, citizens
Secretary of State Searches	Allows users to access filings of corporations, partnerships and other entities, including charter documents.	Attorneys, lenders
Uniform Commercial Code (UCC) Searches and Filings	Permits searches of the UCC database to verify financial liens, and permits filings of secured financial documents.	Attorneys, lenders

Product or Service	Description	Primary Users
Professional License Renewal	Permits professionals to renew their licenses on line using a credit card.	Attorneys, doctors, nurses, architects and other licensed professionals
Driver’s License Renewal	Permits citizens to renew their driver’s license on line using a credit card.	Citizens
Limited Criminal History Searches	For those legally authorized, provides users with the ability to request and obtain a limited criminal history report on a specified individual.	Schools, governments, human resource professionals, nonprofits working with children or handicapped adults
Income and Property Tax Payments	Allows users to electronically file and pay for a variety of state and local income and property taxes.	Businesses and citizens
Hunting and Fishing Licenses	Permits citizens to obtain and pay for outdoor recreation licenses over the Internet.	Citizens
Business Registrations and Renewals	Allows business owners to search for and reserve a business name, submit and pay for the business registration, and renew the business registration on an annual basis.	Businesses

One of the largest consumers of our services is ChoicePoint, a data reseller that uses our portals to access motor vehicle records for sale to the auto insurance industry. Currently, ChoicePoint has entered into contracts with the portals our subsidiaries operate to request these records from the states of Alabama, Arkansas, Hawaii, Idaho, Indiana, Iowa, Kansas, Kentucky, Maine, Montana, Nebraska, Oklahoma, Rhode Island, Tennessee, Utah and Virginia. Under the terms of these contracts, we provide ChoicePoint with driver’s license and traffic records that vary by contract, for fees that currently range from $3.00 to $18.00 per record requested. We typically collect the entire fee, of which a certain portion is remitted to the state. Each of these contracts may be terminated at any time after 60-days’ notice and may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, each of these contracts is immediately terminable if the state statute allowing for the public release of these records is repealed.

In addition to these services, we also provide customer service and support. Our customer service representatives serve as a liaison between our government partners and businesses and citizens. In the majority of the portals we operate, representatives are available 24 hours a day, seven days a week to address any problems that might arise.

Revenues

We currently derive revenue from three main sources:

•	transaction-based fees;

•	fees for managing eGovernment operations; and

•	fees for application development.

In most of our outsourced portal businesses, our revenues are generated from transactions, which generally include the collection of transaction-based and subscription fees from users. The highest volume, most commercially valuable service we offer is access to motor vehicle records through our insurance industry records exchange network. This service accounted for approximately 46% of our consolidated revenues in 2001, 47% in 2002 and 49% in 2003. ChoicePoint, which resells these records to the auto insurance industry, accounted for approximately 31% of consolidated revenues in 2001, 34% in 2002 and 35% in 2003. In 2003, transaction-based revenues accounted for approximately 71% of our consolidated revenues.

In our other operations, revenues are derived primarily from fees for managing eGovernment operations, and fees for application development and hosting. In 2003, these revenues accounted for approximately 29% of our consolidated revenues.

Sales and Marketing

We have two primary sales and marketing goals:

•	to develop new sources of revenue through new government relationships; and

•	to retain and grow our revenue streams from existing government relationships.

We have well-established sales and marketing processes for achieving these goals, which are managed by our national sales division and a marketing department within most of our outsourced portal businesses.

Developing new sources of revenue

We focus our new government sales and marketing efforts on increasing the number of governments and government agencies that are receptive to a public/private model for delivering information and/or completing transactions over the Internet. We meet regularly with interested government officials to educate them on the public/private model and its potential advantages for their jurisdictions. Members of our management team are also regular speakers at conferences devoted to the application of Internet technologies to facilitate the relationship between governments and their citizens. In states where we believe interest is significant, we seek to develop supportive, educational relationships with professional and business organizations that may benefit from the government service improvements our service delivery strategy can produce. We also focus our marketing efforts on key government decision makers through the use of print media and corporate communications.

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

Growing existing markets

In our existing government relationships, our marketing efforts focus on:

•	expanding the number of government agencies that provide services or information on the government portal;

•	identifying new information and transactions that can be usefully and cost-effectively delivered over the Internet;

•	working with the governance authorities in our existing markets to ensure that online services are priced in a manner to encourage usage; and

•	increasing the number of potential users who do business with governments over the Internet.

Although each government’s unique political and economic environment drives different marketing and development priorities, we have found many of our core applications to be relevant across multiple jurisdictions. Each of our outsourced portal businesses has a director of marketing and additional marketing staff that regularly meet with government, business and consumer representatives to discuss potential new services. We also promote the use of existing services to existing and new customers through speaking engagements and targeted advertising to organizations for professionals, including lawyers, bankers and insurance agents, that have a need for regular interaction with government. We identify services that have been developed and implemented successfully for one government and replicate them in other jurisdictions.

Strategic Acquisitions and Alliances

Since going public in July 1999, we acquired four companies that comprised the majority of our software & services segment. In 2002, we exited certain of these businesses (eProcurement and transportation) and completed the restructuring of the others as part of a broader strategic refocusing of the Company on our profitable core outsourced portal business. In the last four years, we also have formed strategic alliances with several companies. For additional information on our acquisitions, investments and strategic alliances, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements included in this Form 10-K.

Technology and Operations

Over the past 12 years, we have made substantial investments in the development of Internet-based applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the Internet, Internet security, Web-to-legacy system integration, Web-to-mainframe integration, database design, Web site administration and Web page development. Within this scope, we have developed and implemented a comprehensive Internet portal framework for governments, and a broad array of stand-alone services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored portal services that keep our partners on the forefront of eGovernment.

Each of our government partners has unique priorities and needs in the development of its eGovernment services. More than half of our employees work in the Internet services and applications development and technology operations areas, and most are focused on a single government partner’s application needs. Our employees develop an understanding of a specific government’s application priorities, technical profiles and information technology personnel and management. At the same time, all of our development directors are trained by experienced technical staff from our other operations on our standard technical framework, and there is frequent and growing communication and cooperation, which ensures that our government partners can make use of the most advanced eGovernment services we have developed throughout our organization.

Most of our portals and applications are physically hosted in each jurisdiction in which we operate on servers that we own or lease. We also provide links to sites that are maintained by government agencies or organizations that we do not manage. Our businesses provide uninterrupted online service 24 hour per day and seven days a week, and all of our operations maintain fault-tolerant, redundant systems, with thorough backup and security and disaster recovery procedures.

History has proven that our systems and applications are scalable and can easily be replicated from one government entity to another. We focus on sustaining low-overhead operations, with all major investments driven by the objective of deploying the highest value-added technology and applications to each operation.

Finally, we have designed our government portals and applications to be compatible with virtually any existing system and to be rapidly deployable. To enable speed and efficiency of deployment, we license commercially available technology whenever possible and focus on the integration and customization of these off-the-shelf hardware and software components when necessary. We expect that commercially licensed technology will continue to be available at reasonable costs.

Competition

We believe that the principal factors upon which our businesses compete are:

•	the unique understanding of government needs;

•	the quality and fit of eGovernment services;

•	the speed and responsiveness to the needs of businesses and citizens; and

•	cost-effectiveness.

We believe we compete favorably with respect to the above-listed factors. In most cases, the principal substitute for our services is a government-designed and managed service that integrates other vendors’ technologies, products and services. Companies that have expertise in marketing and providing technical electronic services to government entities compete with us by further developing their services and increasing their focus on this piece of their business and market shares. Examples of companies that may compete and/or currently compete with us are the following:

•	large systems integrators, including American Management Systems and SAIC;

•	traditional software applications developers, including Microsoft and Oracle;

•	traditional consulting firms, including IBM, BearingPoint, and Accenture; and

•	consumer-oriented application service providers for government, such as EzGov.com.

Many of our potential competitors are national or international in scope and may have greater resources than we do. These resources could enable our potential competitors to initiate severe price cuts or take other measures in an effort to gain market share. Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government partners. If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business and financial condition may be adversely affected.

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

Intellectual Property and Proprietary Rights

We rely on a combination of nondisclosure and other contractual arrangements with governments, our employees and third parties, and privacy and trade secret laws to protect and limit the distribution of the proprietary applications, documentation and processes we have developed in connection with the eGovernment services we offer. Despite our precautions, third parties may succeed in misappropriating our intellectual property or independently developing similar intellectual property. If we fail to adequately protect our intellectual property rights and proprietary information or if we become involved in litigation relating to our intellectual property rights and proprietary technology, our business could be harmed. Any actions we take may not be adequate to protect our proprietary rights, and other companies may develop technologies that are similar or superior to our proprietary technology.

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

We have in the past received letters suggesting that we are infringing on the intellectual rights of others, and we may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our existing services without incurring liability to third parties, we cannot assure that our applications and services do not infringe on the intellectual property rights of third parties.

In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our services infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We cannot assure that we or our customers could obtain necessary licenses from third parties at a reasonable cost or at all.

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

Employees

As of December 31, 2003, we had 290 full-time employees, of which 22 were working in corporate operations 25 were in our software & services businesses and 243 were in our outsourced portal businesses. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. From time to time, we also employ independent contractors to support our application development, marketing, sales and support and administrative organizations. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Other Risk Factors Affecting Our Business

We have incurred significant net losses in the past

We expanded rapidly following our initial public offering in July 1999 and incurred substantial net losses through mid-2002 primarily as a result of our acquired software & services businesses. We incurred net losses of approximately $7.6 million for the year ended December 31, 2002, $77.4 million for the year ended December 31, 2001, $40.3 million for the year ended December 31, 2000 and $10.7 million for the year ended December 31, 1999. However, as part of a broader strategic refocusing of the Company on our profitable core outsourced portal business during 2002, we exited our eProcurement business, NIC Commerce, closed our transportation business, IDT, and restructured the other software & services businesses in an effort to accelerate our path to profitability. As a result, the Company became profitable in the second half of 2002 and was profitable for all of 2003. Further, even though we expect to be profitable in 2004 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis thereafter. We will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve growing profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to become profitable on a long-term, sustained basis.

We may need more working capital to fund operations and expand our business

We believe that our current financial resources will be sufficient to meet our present working capital and capital expenditure requirements for the next twelve months. However, we may need to raise additional capital before this period ends to further:

•	fund operations, including the costs to fund our contract with the California Secretary of State and subcontractors on that project;

•	collateralize letters of credit, which the Company is required to post as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds;

•	support our expansion into other states and government agencies beyond what is contemplated in 2004 if unforeseen opportunities arise;

•	expand our product and service offerings beyond what is contemplated in 2004 if unforeseen opportunities arise;

•	respond to unforeseen competitive pressures; and

•	acquire complementary technologies beyond what is contemplated in 2004 if unforeseen opportunities arise.

Although we plan to generate net income in 2004, we expect operating cash flow to be flat or modestly negative through at least the first half of 2004. This primarily reflects negative working capital swings from our contract with the California Secretary of State, which back-ends most of the larger payments. We are scheduled to receive four major milestone payments of $3.3 million each throughout 2004 under this contract, a portion of which will be paid to certain subcontractors. The first payment will be for the delivery of the UCC filing system into acceptance testing. The second payment will be for the acceptance of the UCC filing system by the Secretary of State and commencement of the associated maintenance period. The third payment will be for the delivery of the business entity filing system into acceptance testing. The fourth payment will be for the acceptance of the business entity filing system by the Secretary of State and commencement of the associated maintenance period. Prior to receiving the next major milestone payment under the contract, we will be required to increase the amount of our $5 million performance bond to $10 million. While we continue to explore options for obtaining an increased performance bond, we may not be able to obtain an increased bond or may elect not to obtain an increased bond due to the incremental cost and/or collateral requirements. If we do not obtain a $10 million performance bond, the first major milestone payment will be deferred until commencement of any maintenance period under the contract. We currently expect acceptance of the UCC filing system and commencement of the associated maintenance period to take place in the first half of 2004. We currently expect acceptance of the business entity filing system and commencement of the associated maintenance period to take place in late 2004 or early 2005. If we fail to meet our current schedule for acceptance of the UCC and business entity systems, milestone payments would be delayed and we would need more working capital than we are currently anticipating.

Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new service offerings and potentially competing technological and market developments. However, any projections of future cash flows are subject to substantial uncertainty. If current cash, marketable securities, lines of credit and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or increase our working capital line of credit. The sale of additional equity securities could result in dilution to the Company’s shareholders. From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses. Acquisitions or investments might impact the Company’s liquidity requirements or cause the Company to sell additional equity securities or issue debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds were not available on acceptable terms, our ability to develop or enhance our applications and services, take advantage of future opportunities or respond to competitive pressures would be significantly limited. This limitation could harm our business, results of operations and financial condition.

Our corporate filings business has incurred losses under its fixed-fee contracts in the past, and our results of operations could be harmed if the costs that this business incurs to meet contractual commitments exceed our current estimates

Our corporate filings business, NIC Conquest, develops and delivers applications, typically for a fixed development fee, that improve the back-office administration of government records and better enable electronic filing and distribution of business entity and UCC records for secretaries of state. In the fourth quarter of 1998, we determined that the balance of revenues remaining to be recognized under our existing contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications. Estimated costs in excess of fixed contract prices of $1.3 million for completing these applications were expensed in the fourth quarter of 1998. We accrued additional anticipated losses of $1.1 million in 1999, $1.4 million in 2000, and $6.0 million in 2001 based on revised estimates relating to our then-existing contracts. In 2002, we accrued approximately $3.5 million in anticipated losses due to cost overruns on contracts in Arkansas, Minnesota and Oklahoma. We have fulfilled all obligations under our contract with the state of Minnesota, and the Arkansas and Oklahoma systems have been accepted and are currently in the maintenance phase. It is possible that our costs will similarly exceed revenues in the future, as a result of unforeseen difficulties in the creation of an application called for in a contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs, delays in completing a contract, or other reasons. If this occurs, particularly on our contract with the California Secretary of State, which we currently expect to be profitable, our results of operations, financial condition and cash flows could be seriously harmed.

Our acquisitions and strategic alliances entail numerous risks and uncertainties

As part of our business strategy, we have made and may continue to make acquisitions or enter into strategic alliances that we believe will complement our existing businesses, increase traffic to our government clients’ sites, enhance our services, broaden our software and applications offerings or technological capabilities or increase our profitability. These acquisitions and future acquisitions or joint ventures could present numerous risks and uncertainties, including:

•	difficulties in the assimilation of operations, personnel, technologies and information systems of the acquired companies;

•	the inability to successfully market, distribute, deploy and manage new products and services that we have limited or no experience in managing;

•	the diversion of management’s attention from our core business;

•	the risk that an acquired business will not perform as expected;

•	risks associated with entering markets in which we have limited or no experience;

•	potential loss of key employees, particularly those of our acquired businesses;

•	adverse effects on existing business relationships with existing suppliers and customers;

•	potentially dilutive issuances of equity securities, which may be freely tradable in the public market;

•	erosion of our brand equity in the eGovernment or financial markets;

•	impairment, restructuring and other charges; and

•	the incurrence of debt or other expenses related to goodwill and other intangible assets.

We cannot be sure that any acquisitions we may announce will ultimately close. Moreover, even after we close such transactions, we cannot assure that we will be able to successfully integrate the new businesses or any other businesses, products or technologies we may acquire in the future. For example, in the third and fourth quarters of 2001, we recorded impairment losses totaling $37.0 million and $12.5 million, respectively, relating to our NIC Commerce, NIC Technologies and NIC Conquest businesses, all of which were acquired since the third quarter of 1999. Also, in the third quarter of 2000 and the fourth quarter of 2001, we recorded restructuring charges totaling $0.7 million and $0.4 million, respectively, relating to our NIC Commerce and NIC Technologies businesses. Additionally, in the second quarter of 2002, we recorded a $1.3 million impairment loss relating to our IDT business, which was acquired in October 2000, and an impairment loss totaling $3.0 million relating to our AOL business. For additional information on these impairment and restructuring charges, see Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Because we have portal outsourcing contracts with a limited number of governments, the termination of certain of these contracts may harm our business

Currently, the majority of our revenues are derived from the operation of our outsourced portal businesses. We have portal contracts with 26 governments. These contracts typically have initial terms of three to five years with optional renewal periods of one to five years. However, any renewal is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period or, in some cases, upon passing legislation. Additionally, the contracts under which we provide management and development services can be terminated without cause on a specified period of notice. The loss of one or more of our larger state portal partners, such as Indiana or Virginia, if not replaced, could dramatically reduce our revenues. If these revenue shortfalls occur, our business and financial condition would be harmed. We cannot be certain if, when or to what extent governments might fail to renew or terminate any or all of their contracts with us.

We may face damage to our professional reputation if our partners are not satisfied with our services

We depend to a large extent on our relationships with our government partners, our reputation for high-quality professional services and commitment to preserving public trust to attract and retain customers. As a result, if one of our government partners is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of customer relationships.

We may be unable to obtain future contracts through the request for proposal process

A high percentage of our current revenues is derived from contracts with governments and government agencies that operate under special rules that apply to government purchasing. Where this process applies, there are special rules that typically require open bidding by possible service providers like us against a list of requirements established by governments under existing or specially-created procedures. To respond successfully to these requests for proposals, commonly known as RFPs, we must estimate accurately our cost structure for servicing a proposed contract, the time required to establish operations for the proposed client and the likely terms of any other proposals submitted. We also must assemble and submit a large volume of information within the strict time schedule mandated by an RFP. Whether or not we are able to respond successfully to RFPs in the future will significantly impact our business. We cannot guarantee that we will win any bids in the future through the RFP process, or that any winning bids will ultimately result in contracts. Even though we have broadened our service offerings, we still depend on the RFP process for a substantial part of our future contracts. Therefore, our business, results of operations and financial condition would be harmed if we fail to obtain profitable future contracts through the RFP process.

We may be unable to sustain the usage levels of current services that provide a significant percentage of our revenues

We obtain a high proportion of our revenues from a limited number of services. Transaction-based fees charged for access to motor vehicle records through our insurance industry records exchange network accounted for over 49% of our consolidated revenues and 62% of our portal revenues for the year ended December 31, 2003 and are expected to continue to account for a significant portion of our revenues in the near future. Regulatory changes or the development of alternative information sources could materially reduce our revenues from this service. A reduction in revenues from currently popular services would harm our business, results of operations and financial condition.

If our potential customers are not willing to switch to or adopt our online governmental portals and other electronic services, our growth and revenues will be limited

The failure to generate a large customer base would harm our growth and revenues. This failure could occur for several reasons. Our future revenues and profits depend upon the widespread acceptance and use of the Internet as an effective medium for accessing public information, particularly as a medium for government filings. We cannot assure that customer acceptance and use of the Internet will continue to grow. Additionally, we face intense competition in all sectors of our business. As a result, our efforts to create a larger customer base may be more difficult than expected even if we are perceived to offer services superior to those of our competitors. Further, because the government-to-citizen and government-to-business portal access and electronic filing market is relatively new, potential customers in this market may be confused or uncertain about the relative merits of each eGovernment application and of which application to adopt, if any. Confusion and uncertainty in the marketplace may inhibit customers from adopting our applications, which could harm our business, results of operations and financial condition.

The fees we collect for many of our services are subject to regulation that could limit growth of our revenues and profitability

Under the terms of our outsourced portal government contracts, we remit a portion of the fees we collect to state agencies. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit. We have limited control over the level of fees we are permitted to retain. Our business, results of operations and financial condition may be harmed if the level of fees we are permitted to retain in the future is too low or if our costs rise without a commensurate increase in fees.

Our portal revenues could be harmed as a result of severe government budget deficits

Although the majority of our portal revenues are derived from fees we charge to users for transactions conducted through our portals, approximately 11% of our portal revenues in 2003 were derived from software development or portal management services paid directly to us by governments on a time-and-materials or fixed fee basis. In the event of severe budget deficits, our government clients may be required to curtail discretionary spending on such projects and our portal revenues could be harmed.

Because a major portion of our current revenues is generated from a small number of users, the loss of any of these users may harm our business and financial condition

A significant portion of our revenues is derived from data resellers’ use of our portals to access motor vehicle records for sale to the automobile insurance industry. For the year ended December 31, 2003, one of these data resellers, ChoicePoint, accounted for approximately 44% of our portal revenues and 35% of our consolidated revenues. It is possible that these users will develop alternative data sources or new business processes that would materially diminish their use of our portals. The loss of all or a substantial portion of business from any of these entities would harm our business and financial condition.

We may lose the right to the content distributed through our outsourced portals, which is provided to us entirely by government entities

We do not own or create the content distributed through our outsourced portals. We depend on the governments with which we contract to supply information and data feeds to us on a timely basis to allow businesses and citizens to complete transactions and obtain government information. We cannot assure that these data sources will continue to be available in the future. Government entities could terminate their contracts to provide data. Changes in regulations could mean that governments no longer collect some types of data or that the data is protected by more stringent privacy rules preventing uses now made of it. Moreover, our data sources are not always subject to exclusive agreements, so that data included in our services also may be included in those of our potential competitors. In addition, we are dependent upon the accuracy and reliability of government computer systems and data collection for the content of our portals. The loss or the unavailability of our data sources in the future, or the loss of our exclusive right to distribute some of the data sources, could harm our business, results of operations and financial condition.

The growth in our revenues may be limited by the number of governments that choose to provide eGovernment services and to adopt our business model and by the finite number of governments with which we may contract for our eGovernment services

Although we have recently been awarded contracts to provide eGovernment services under our traditional self-funding public/private business model, our revenues are generated principally from contracts with state governments to provide eGovernment services on behalf of those governments to complete transactions and distribute public information electronically. The growth in our revenues largely depends on government entities adopting our public/private model. We cannot assure that government entities will choose to provide eGovernment services at all, or that they will not provide such services themselves without private assistance or adopting our model.

In addition, as there is a finite number of states remaining with which we can contract for our services, future increases in our revenues may depend in part on our ability to expand our business model to include multi-state cooperative organizations, local governments and federal agencies and to broaden our service offerings to diversify our revenue streams across our lines of business. We cannot assure that we will succeed in expanding into new markets, broadening our service offerings, or that our services will be adaptable to those new markets.

Our business with various government entities often requires specific government legislation to be passed for us to initiate and maintain our government contracts

Because a central part of our business includes the execution of contracts with governments under which we remit a portion of user fees charged to businesses and citizens to state agencies, it is often necessary for governments to draft and adopt specific legislation before the government can circulate an RFP to which we can respond. Furthermore, the maintenance of our government contracts requires the continued acceptance of enabling legislation and any implementing regulations. In the past, various entities that use the portals we operate to obtain government information have challenged the authority of governments to electronically provide these services exclusively through portals like those we operate. A successful challenge in the future could result in a proliferation of alternative ways to obtain these services, which would harm our business, results of operations and financial condition. The repeal or modification of any enabling legislation would also harm our business, results of operations and financial condition.

Because a large portion of our business relies on a contractual bidding process whose parameters are established by governments, the length of our sales cycles is uncertain and can lead to shortfalls in revenues

Our dependence on a bidding process to initiate many new projects, the parameters of which are established by governments, results in uncertainty in our sales cycles because the duration and the procedures for each bidding process vary significantly according to each government entity’s policies and procedures. The time between the date of initial contact with a government for a bid and the award of the bid may range from as little as 180 days to up to 36 months. The bidding process is subject to factors over which we have little or no control, including:

•	political acceptance of the concept of government agencies contracting with third parties to distribute public information, which has been offered traditionally only by the government agencies often without charge;

•	the internal review process by the government agencies for bid acceptance;

•	the need to reach a political accommodation among various interest groups;

•	changes to the bidding procedure by the government agencies;

•	changes to state legislation authorizing government’s contracting with third parties to distribute public information;

•	changes in government administrations;

•	the budgetary restrictions of government entities;

•	the competition generated by the bidding process; and

•	the possibility of cancellation or delay by the government entities.

Even though we have diversified our business to include services that are not subject to the bidding process, we are still dependent on the bidding process for a significant part of our business. Therefore, any material delay in the bidding process, changes to the bidding practices and policies, the failure to receive the bid or the failure to execute a contract may disrupt our financial results for a particular period and harm our financial condition.

The seasonality of use for some of our eGovernment services may harm our fourth quarter results of each calendar year

The use of some of our eGovernment services is seasonal, particularly the accessing of drivers’ records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the smaller number of business days in this quarter and a lower volume of transactions during the holiday period. As a result, seasonality could to cause our quarterly results to fluctuate, which could harm our business and financial condition and could harm the trading price of our common stock.

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

•	the commencement, completion or termination of contracts during any particular quarter;

•	the introduction of new eGovernment services by us or our competitors;

•	technical difficulties or system downtime affecting the Internet generally or the operation of our eGovernment services;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;

•	the result of negative cash flows due to capital investments; and

•	the incurrence of significant charges related to acquisitions.

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

If we fail to coordinate or expand our operational procedures and controls, we may not effectively manage our growth

Our growth rate may increase rapidly in response to the acceptance of our services under new or existing government contracts. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting and marketing staffs, and our business could be harmed. We intend to plan for the acceptance of new bids by a number of governmental entities so that we may be ready to begin operations as soon as possible after acceptance of a bid. Additionally, we plan to continue our expansion of eGovernment services into new government markets. As part of this plan of growth, we must implement new operational procedures and controls to expand, train and manage our employees and to coordinate the operations of our various subsidiaries. If we cannot manage the growth of our government portals, staff, software installation and maintenance teams, offices and operations, our business may be harmed.

We may be unable to hire, integrate or retain qualified personnel

The recent growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Some of our personnel are presently serving in more than one executive capacity. The loss of any of our executives could harm our business.

In addition, we expect that we will need to hire additional personnel in all areas in 2004, including general managers for new operations in jurisdictions in which we obtain contracts. We may not be able to retain our current key employees or attract, integrate or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies and positioning of our government portals and other services. This training will require substantial resources and management attention.

To be successful, we must develop and market comprehensive, efficient, cost-effective and secure electronic access to public information and new services

Our success depends in part upon our ability to attract a greater number of Internet users to access public information electronically by delivering a comprehensive composite of public information and an efficient, cost-effective and secure method of electronic access and transactions. Moreover, in order to increase revenues in the future, we must continue to develop services that businesses and citizens will find valuable, and there is no guarantee that we will be able to do so. If we are unable to develop services that allow us to attract, retain and expand our current user base, our revenues and future results of operations may be harmed. We cannot assure that the services we offer will appeal to a sufficient number of Internet users to generate continued revenue growth. Our ability to attract Internet users to our government portals depends on several factors, including:

•	the comprehensiveness of public records available through our government portals;

•	the perceived efficiency and cost-effectiveness of accessing public records electronically;

•	the effectiveness of security measures;

•	the increased usage and continued reliability of the Internet; and

•	the user acceptance of our online applications and services.

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

We may be unable to integrate new technologies and industry standards effectively

Our future success will depend on our ability to enhance and improve the responsiveness, functionality and features of our services in accordance with industry standards and to address the increasingly sophisticated technological needs of our customers on a cost-effective and timely basis. Our ability to remain competitive will depend, in part, on our ability to:

•	enhance and improve the responsiveness, functionality and other features of the government portals we offer;

•	continue to develop our technical expertise;

•	develop and introduce new services, applications and technology to meet changing customer needs and preferences; and

•	influence and respond to emerging industry standards and other technological changes in a timely and cost-effective manner.

We cannot assure that we will be successful in responding to the above technological and industry challenges in a timely and cost-effective manner. If we are unable to integrate new technologies and industry standards effectively, our results of operations could be harmed.

We depend on the increasing use of the Internet and on the growth of online government information systems. If the use of the Internet and eGovernment information systems does not grow as anticipated, our business will be seriously harmed

Our business depends on the increased acceptance and use of the Internet as a medium for accessing public information and completing government filings. Rapid growth in the use of the Internet is a relatively recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of individual and business customers may not adopt or continue to use the Internet as a medium for accessing government portals and other online services. Demand and market acceptance for recently introduced services over the Internet are subject to a high level of uncertainty, and there exist few proven services.

Our business would be seriously harmed if:

•	use of the Internet and other online services does not continue to increase or increases more slowly than expected; or

•	the technology underlying the Internet and other online services does not effectively support any expansion that may occur.

If the Internet infrastructure fails to develop or be adequately maintained, our business would be harmed because users may not be able to access our government portals

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. If the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic on our government portals. Such outages and delays would also hinder our customers’ ability to file UCC documents online, renew professional licenses electronically and file fuel tax applications. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. If the Internet infrastructure is not adequately developed or maintained, use of our government portals and our government-to-citizen and government-to-business services may be reduced.

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

A compromise of our security or a perceived compromise of our security could severely harm our business. A party who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions or direct damage to our government portals. Also, should hackers obtain sensitive data and information, or create bugs or viruses in an attempt to sabotage the functionality of our applications and services, we may receive negative publicity, incur liability to our customers or lose the confidence of the governments with which we contract, any of which may cause the termination or modification of our government contracts.

We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price or at all.

Our systems may fail or limit user traffic, which could harm our business, results of operations and financial condition

Most of our communications hardware and computer hardware operations for delivering our eGovernment services are located individually in each state or city where we provide those services. We cannot assure that during the occurrence of fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events that the modem banks and direct dial-up connections we have to serve as back-up systems will not prevent damage to our systems or cause interruptions to our services. Computer viruses, electronic break-ins or other similar disruptive problems could cause users to stop visiting our government portals and could cause our partners to terminate agreements with us. If any of these circumstances occurred, our business could be harmed. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems.

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

ITEM 2.  PROPERTIES

Our principal administrative office occupies a total of approximately 7,500 square feet of leased space at 10540 South Ridgeview Road, Olathe, Kansas 66061. All of our subsidiaries also lease their facilities. We believe our current facilities are adequate to meet our needs for the foreseeable future. We do not anticipate acquiring property or buildings in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our stock trades on the Nasdaq National Market under the symbol “EGOV.” The following table shows the range of high and low closing sales prices reported on the Nasdaq National Market for the periods indicated. On February 27, 2004, the closing price of our common stock was $6.26.

Fiscal Year Ended December 31, 2002	High	Low
First Quarter	$4.50	$3.21
Second Quarter	$4.45	$1.48
Third Quarter	$1.79	$1.33
Fourth Quarter	$2.24	$1.39

Fiscal Year Ended December 31, 2003	High	Low
First Quarter	$1.95	$1.46
Second Quarter	$3.09	$1.71
Third Quarter	$5.03	$2.92
Fourth Quarter	$8.47	$4.62

As of February 27, 2004, there were approximately 298 holders of record of shares of our common stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K. In the second quarter of 2002, we exited our domestic eProcurement business entirely, and have classified the results of operations of NIC Commerce as discontinued operations for all periods presented. For additional information on the business combinations and acquisitions we have completed since 1999, discontinued operations and other significant items affecting results for the periods presented, refer to Notes 4, 5, 8, 10 and 14 in the Notes to Consolidated Financial Statements included in this Form 10-K.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$14,576	$23,341	$37,020	$47,545	$50,831
Operating income (loss)	(14,153)	(45,280)	(87,502)	(7,930)	7,338
Income (loss) from continuing operations	(10,534)	(35,957)	(70,919)	(5,575)	6,328
Net income (loss)	(10,731)	(40,278)	(77,444)	(7,610)	6,328
Income (loss) per share from continuing operations — basic and diluted	(0.22)	(0.66)	(1.26)	(0.10)	0.11
Net income (loss) per share — basic and diluted	(0.23)	(0.74)	(1.38)	(0.13)	0.11

	December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,527	$13,878	$17,236	$9,559	$13,540
Cash and cash equivalents — restricted	—	—	—	6,300	5,363
Marketable securities	82,481	24,914	4,066	249	249
Total assets	133,661	143,792	81,814	74,456	85,740
Long-term debt (includes current portion of notes payable/capital lease obligations)	458	217	888	533	363
Total shareholders’ equity	128,089	135,160	59,559	55,056	63,164

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution about Forward-Looking Statements

This Form 10-K includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred. For example, statements like we “expect,” we “believe,” we “plan, we ”intend“ or we ”anticipate“ are forward-looking statements. Investors should be aware that actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully.

What We Do — An Executive Summary

We are a leading provider of eGovernment services that help governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. We accomplish this currently through two primary divisions: our core portal outsourcing businesses and our software & services businesses. In our core business, portal outsourcing, we enter into contracts primarily with state governments and design, build and operate Web-based portals on their behalf. We enter into long-term contracts, typically three to five years, and manage operations for each government partner through separate subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our portals consist of Web sites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver’s license records or filing a form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments. We do this by marketing portal services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding the up-front investment and ongoing operational costs of the government portals. Our unique self-funding business model allows us to reduce our government partners’ financial and technology risks and obtain revenues by sharing in the fees generated from eGovernment services. Our clients benefit because they gain a centralized, customer-focused presence on the Internet. Businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments.

On behalf of our government partners, we enter into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the transaction and data access services we provide and the division of revenues between the Company and the government agency. The government must approve prices and revenue sharing agreements. We generally own all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only. If our contract were not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company. In some cases, we enter into contracts to provide consulting, development and management services to government portals in exchange for an agreed-upon fee.

Currently, we have contracts to provide portal outsourcing services for eighteen states, sixteen of which are operated under our self-funding business model. Our closest competitors operate no more than one state portal each. We also provide portal outsourcing services to eight local governments.

Our objective is to strengthen our position as the leading provider of Internet-based eGovernment services. Key strategies to achieve this objective include:

•	Renew all current outsourced government portal contracts — We will strive to obtain renewal of all currently profitable outsourced government portal contracts. In the history of our company, we have not lost a contract renewal opportunity or re-bid process and are very proud of our highly referencable list of government partners. In December 2002, we won a re-bid competition and signed a new contract for up to seven years with Kansas, which became our first state partner in 1991. As recently as January 2004, we won a re-bid competition and signed a new contract for up to six years with Nebraska, which became our partner in 1995.

•	Win new portal contracts — We intend to increase our number of government partners by leveraging our strong relationships with current government partners and our reputation for providing proven eGovernment services. We intend to continue marketing our services to new governments. Our expansion efforts include developing relationships and sponsors throughout an individual government entity, pursuing strategic technology alliances, making presentations at conferences of government executives with responsibility for information technology policy, and developing contacts with organizations that act as forums for discussions between these executives. On January 30, 2003, we entered into a two-year portal outsourcing contract with the Commonwealth of Kentucky, that includes renewal options for up to eight additional years.

•	Increase transactional revenues from our government portals — We intend to increase transactional revenues from our government portals by building new applications and services and increasing the adoption of existing portal applications and services. We will accomplish this with new services offerings and expanded marketing initiatives. In addition, we will work closely with the governance entities in our partner portals to evaluate the pricing of new and existing services to encourage higher usage and increased revenue streams. We plan to continue our development of new online transactional services that enable government agencies to interact more effectively and efficiently with businesses, citizens and other government agencies. We will continue to work with government agencies, professional associations and other organizations to better understand the current and future needs of our customers. We will continue to work with our government partners to create awareness of the online alternatives to traditional government interaction through initiatives such as informational brochures, government voicemail recordings and inclusion of Web site information on government communication materials. In addition, we will continue to update our portals to highlight new government service information provided on the portals. We plan to work with professional associations to directly and indirectly communicate to their members the potential convenience, ease of use and other benefits of the services our portals offer.

In addition to overall portal revenue growth, which includes both organic revenue growth and growth from new portal contract wins, an important financial metric that we use to gauge our success in increasing transactional revenues in our existing portal businesses is same state revenue growth. We define same state revenue growth as the growth in revenues from states in operation and generating DMV revenues for at least two full years. DMV revenues are transaction fees that we earn from the sale of driver history records through the portals we operate. Our long-term goal is to grow same state revenues at 15-20% per year. Same state portal revenues grew 7% in 2003, 15% in 2002 and 20% in 2001. As more fully described below, our same state revenue growth in the current year was lower than the growth we have achieved in recent years due primarily to a 1% year-over-year decrease in same state DMV revenues. While we generally expect same state DMV revenues to grow only 1% to 3% per year, we experienced an unusually large increase in same state DMV revenues in 2002 due in part to more robust U.S. automobile sales than in 2003. Our ability to grow same state DMV revenues is generally limited, as such revenues are driven by broader economic factors outside of our control.

An important component of same state revenue growth is the growth in non-DMV transaction revenues, which are transaction fees other than from the sale of DMV records for transactions conducted primarily by businesses and, to a lesser extent, citizens through our portals. In 2003, same state non-DMV revenues grew at 35%, which approximated historical levels. We are able to grow non-DMV revenues by continually deploying new revenue generating applications and driving adoption of existing applications within our existing portal businesses. We believe the key factor to us organically growing our revenues is to continually focus on driving adoption and implementation of new non-DMV revenue generating applications.

•	Continue to aggressively grow operating margins and profitability - In addition to driving same state revenue growth, we will continue to increase profitability by driving cost containment efforts throughout the Company and maintaining a lean organizational structure that fosters entrepreneurial decision-making and innovation and accentuates the strong financial leverage of our business model.

An important financial metric that we use to gauge our success in improving portal profitability is portal gross profit percentage, or gross profit rate, which is calculated by dividing portal gross profit (portal revenues minus cost of portal revenues, excluding depreciation) by portal revenues. Our long-term outlook is for our portal gross profit rate to be in the 45-50% range. Our portal gross profit rate increased to 46% in 2003, from 43% in 2002 and 26% in 2001. On a same state basis, our portal gross profit rate was 48%, an increase of less than 1% from 2002. This was less than the growth we have achieved in recent years due primarily to lower same state revenue growth in the current year as further discussed above. Our same state gross profit rate was slightly less than 48% in 2002 and 40% in 2001.

We also view selling & administrative costs as a percentage of revenue to be an important indicator of our success in keeping corporate level expenses flat year over year. Selling & administrative costs as a percentage of revenue decreased to 23% in 2003, from 28% in 2002 and 47% in 2001. Going forward, we expect selling & administrative costs as a percentage of revenues to continue to decline as our revenues grow and our corporate expenses remain relatively flat year over year.

Finally, our consolidated operating margin (operating income or loss divided by consolidated revenues) is an important measure of our overall profitability. This metric improved to 14% in 2003 from (17%) in 2002 and (236%) in 2001. We expanded rapidly following our initial public offering in July 1999 and incurred substantial operating losses through mid-2002 primarily as a result of our acquired software & services businesses, which are further discussed below. Throughout this time period, our core outsourced portal operations have grown and have been profitable. As part of a broader strategic refocusing on our profitable core outsourced portal business during 2002, we exited our eProcurement and transportation businesses and restructured the other software & services businesses in an effort to accelerate our path to profitability. We became profitable in the second half of 2002 and have focused the business on operations we believe have demonstrable ability to produce positive net income and sustainable cash flow in the future. However, any projections of future results of operations and cash flows are subject to substantial uncertainty.

Overview of Business Models and Revenue Recognition

We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category includes revenues and cost of revenues primarily from our subsidiaries operating government portals on an outsourced basis. The software & services category includes revenues and cost of revenues primarily from our corporate filings, ethics & elections, transportation and AOL businesses. We currently derive revenue from three main sources:

•	transaction-based fees;

•	fees for managing portal operations; and

•	fees for application development.

Each of these revenue types and the corresponding business models are further described below.

Our portal outsourcing businesses

We categorize our portal revenues according to the underlying source of revenue. A brief description of each category follows:

•	DMV transaction-based: these are transaction fees from the sale of driver history records, referred to as DMV records, from our state portals to data resellers, insurance companies and other pre-authorized customers, and are generally recurring.

•	Non-DMV transaction-based: these are transaction fees other than from the sale of DMV records for transactions conducted by businesses and citizens through our portals, and are generally recurring. For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 in this Form 10-K.

•	Portal management: these are recurring fees paid to us by our government partners for the operation of portals, which typically supplement transaction-based fees.

•	Software development: these are fees from the performance of software development projects and other time and materials services for our government partners. While we actively market these services, they may not have the same degree of predictability as our transaction-based or portal management revenues.

The highest volume, most commercially valuable service we offer is access to DMV records through our insurance industry records exchange network. This service accounted for approximately 64% of our portal revenues in 2001, 64% in 2002 and 62% in 2003. We believe that while this application will continue to be an important source of revenue, its contribution as a percentage of our total portal revenues will decline modestly as other sources grow. ChoicePoint, which resells these records to the auto insurance industry, accounted for approximately 43% of portal revenues in 2001, 47% in 2002 and 44% in 2003. In 2003, portal revenues accounted for approximately 79% of our consolidated revenues.

In our outsourced portal businesses for 2003, DMV transaction-based revenues represented approximately 62% of portal revenues, non-DMV transaction-based revenues represented approximately 27%, software development represented 8%, and portal management represented approximately 3%. In 2003, approximately 90% of our transaction-based revenues related to business-to-government transactions, while the remaining 10% related to citizen-to-government transactions.

Transaction-based revenues from our outsourced state portal business units are highly correlated to population, but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises and the government entity’s development of policy and information technology infrastructure supporting electronic government.

We charge for access to records on a per-record basis and, depending upon government policies, also on a fixed or sliding scale bulk basis. Our fees are set by negotiation with the government agencies that control the records and are typically approved by a government sanctioned oversight body. We recognize revenues from transactions (primarily information access fees and filing fees) on an accrual basis net of the transaction fee due to the government, and we bill end-user customers primarily on a monthly basis. We typically receive a majority of payments via electronic funds transfer and credit card within 25 days of billing and remit payment to governments within 30 to 45 days of the transaction. The costs that we pay state agencies for data access are accrued as accounts receivable and accounts payable at the time revenue from the access of public information is recognized. We must remit a certain amount or percentage of these fees to government agencies regardless of whether we ultimately collect the fees. The pricing of transactions varies by the type of transaction and by state.

Currently, under our contracts with the States of New Hampshire and Vermont, Kent and Washtenaw Counties, and Corpus Christi, Texas, we provide consulting, development and management services for these government portals predominantly under fixed-price and time and materials models.

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

Our software & services businesses

Corporate filings

Our corporate filings business derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method. The average size contract for this business has historically been approximately $1 million to $3 million. However, as further discussed below, our five-year contract with the California Secretary of State is valued at approximately $25 million. In 2003, our corporate filings business accounted for approximately 15% of our consolidated revenues.

In September 2001, our corporate filings business was awarded a five-year contract by the California Secretary of State to build an information management and retrieval system for the Business Programs Division of the California Secretary of State. This contract is valued at approximately $25 million and is the largest government contract we have ever been awarded. This award is both the nation’s largest state eGovernment filing initiative on record and the most comprehensive secretary of state outsourced filing system project in the United States. The new Web-enabled document management and filing system will increase efficiency and reduce expenses for the State by eliminating paperwork and decreasing processing and turnaround times. Upon completion, the new system will allow agency customers, primarily from the banking and legal communities, to search, retrieve, and submit documents online. Customers will also be able to pay fees for a variety of transactions, including new incorporation document filings, trademark registrations, and Uniform Commercial Code filings. The contract includes comprehensive back office document and revenue management systems, Web and Internet applications that will take approximately 90% of the agency’s Business Programs Division’s services online, and imaging and indexing of more than ten million historical document pages. We will also provide three years of onsite support and maintenance for the system. We currently believe this contract will be profitable.

At December 31, 2003, our corporate filings business was primarily engaged in servicing its contract with the California Secretary of State and completing the maintenance portions of legacy contracts in Oklahoma and Arkansas. This business is not actively marketing its applications and services to new government entities.

Ethics & elections

Our ethics & elections business derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided. In 2003, our ethics & elections business accounted for approximately 5% of our consolidated revenues.

At December 31, 2003, our ethics & elections business was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.

Transportation

Our transportation business has historically derived the majority of its revenues from cost-plus time and materials application development contracts with governments and recognizes revenues as services are provided. In 2003, our transportation business accounted for approximately 1% of our consolidated revenues. We decided to wind down our transportation business in 2002 and do not expect to generate substantial revenues from this business in 2004. Our transportation business did not qualify as a discontinued operation as of December 31, 2003.

AOL

In August 2000, we entered into an agreement with America Online, Inc. to deliver government information, services and applications through AOL’s Government Guide. NIC and AOL share revenues generated from the license or sale of advertisement on or through the Government Guide. We recognize our share of AOL’s advertising revenues when notified of the amount due from AOL, which is approximately one month after the advertisement is provided. We experienced a significant decrease in revenues from our AOL business in 2003 as compared to prior periods due to continued weakness in AOL’s online advertising operations. Our contract with AOL ends in December 2004, or earlier if quarterly advertising revenues do not reach specified levels. The AOL business is no longer considered to be of continuing significance to the Company as further discussed below.

Software & Services Businesses — Impairment Losses, Restructuring Charges and Discontinued Operations

Historically, our software & services businesses have included our eProcurement, corporate filings, ethics & elections, transportation and AOL businesses. In September 1999, we acquired the net assets of eFed, a provider of Internet-based procurement software and services for governments. eFed was renamed NIC Commerce. In the second quarter of 2002, we exited our domestic eProcurement business entirely. In January 2000, we merged our Application Services Division with Conquest Softworks, LLC and renamed the company NIC Conquest. NIC Conquest, our corporate filings business, is a provider of UCC and business entity software applications and services that facilitate electronic filings and document management for secretaries of state. In May 2000, we acquired SDR Technologies, Inc., and renamed the business NIC Technologies. NIC Technologies, our ethics & elections business, designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies. In October 2000, we acquired Intelligent Decision Technologies, Ltd., or IDT, a provider of business-to-government reporting and filing software for the transportation industry. In the second quarter of 2002, we decided to wind down substantially all of IDT’s operations. In August 2000, we entered into an agreement with America Online, Inc. to deliver government information, services and applications through AOL’s Government Guide.

In the third and fourth quarters of 2001, we recorded impairment losses totaling $37.0 million and $12.5 million, respectively, relating to our NIC Commerce, NIC Technologies and NIC Conquest businesses. In the second quarter of 2002, we recorded impairment losses totaling $4.3 million relating to our AOL and IDT businesses. In the fourth quarter of 2001, we recorded restructuring charges totaling $0.4 million relating primarily to our NIC Commerce and NIC Technologies businesses.

NIC Commerce

During the third quarter of 2001, we identified indicators of possible impairment of our goodwill and other acquired intangible assets related to the eFed acquisition. The impairment indicators included, but were not limited to, the recent restructurings in this business, which included workforce layoffs and office closings, significant underperformance of this business relative to historical and projected future operating results, management’s reallocation of capital resources from this underperforming business to its most profitable businesses, and significant negative industry and economic trends within the eProcurement sector. In addition to the management and organizational changes that had taken place at NIC Commerce since third quarter of 2000, we continued the restructuring of this business by eliminating the majority of its marketing and business development staff due to poor performance, with additional headcount reductions made in October 2001. We concluded the remaining goodwill and other intangible assets related to the eFed acquisition no longer had value and recognized a $9.4 million impairment loss in the third quarter of 2001. Furthermore, in December 2001, we determined it was unlikely that NIC Commerce’s Colorado/Utah project would continue beyond the pilot phase of production. This, among other factors, led us to determine that the NIC Commerce business would be downsized further in 2002 including certain senior administrative staff and development staff to more appropriately size operations to visible demand. Such demand could not support the recoverability of costs NIC Commerce had capitalized on the latest versions of its eProcurement software and $4.6 million was expensed as an impairment loss in the fourth quarter of 2001.

In the second quarter of 2002, we exited our domestic eProcurement business entirely and have classified the results of operations of NIC Commerce as discontinued operations for all periods presented.

NIC Technologies

During the third quarter of 2001, we identified indicators of possible impairment of goodwill and other acquired intangible assets related to the SDR acquisition. The impairment indicators included, but were not limited to, the recent restructuring in this business, which included workforce layoffs and office closings, and the significant underperformance of this business. NIC Technologies had been integrated as the application development organization for our portal businesses. However, a series of organizational restructurings completed in the third quarter of 2001 led to significant layoffs at NIC Technologies and a shift in application development from what were previously centralized development operations in Westlake Village, California and Pune, India to regionalized operations in selected state portals. In total, less than 25 employees who were employees of the original SDR Technologies were employed with NIC at September 30, 2001, down from a previous high of approximately 85 employees at the date of acquisition in May 2000. Additionally, we determined that the value of the technology intangible relating to the SDR acquisition was impaired. We significantly curtailed funding of all research and development-stage technology projects that did not have demonstrable and immediate positive financial returns for the Company. Specifically, future funding to actively develop and market the Company’s Web iVR technology was significantly scaled back. This Web iVR technology was the primary value driver of the product technology intangible resulting from the SDR acquisition. Goodwill related to the SDR acquisition primarily represented the benefits we expected to receive from a centralized application development organization. Since we abandoned that strategy and eliminated most of the development resources acquired with SDR, management concluded the goodwill no longer had value. We recognized a $27.6 million impairment loss in the third quarter of 2001 representing the unamortized balances of goodwill and other intangible assets related to the SDR acquisition. Additionally, during the fourth quarter of 2001 we continued to evaluate the recoverability of capitalized software at NIC Technologies. We determined that the expected future cash flows of NIC Technologies would not be sufficient to recover the capitalized software assets and $1.0 million was expensed as an impairment loss in the fourth quarter of 2001.

NIC Conquest

Due to developments arising in the second half of 2001 relating to NIC Conquest’s decision to migrate to a common operating platform for its core UCC and corporations filing applications, we determined that the balance of revenues remaining to be recognized under certain fixed-price application development contracts was not expected to cover anticipated costs of developing and implementing the related applications and accrued losses totaling approximately $6.0 million in the third and fourth quarters of 2001. Additionally, in the fourth quarter of 2001, we decided to devote all resources to completing existing contracts and not actively market the solution to new customers in the foreseeable future. Based on this decision not to actively market the solution, we determined that the carrying value of capitalized software development costs relating to this business were not recoverable and had been impaired. This assessment resulted in an impairment loss during the fourth quarter of 2001 of approximately $4.4 million. As a result of the decision to curtail marketing and the uncertainty regarding future sales of this solution, we concluded that the remaining unamortized balance of goodwill related to NIC Conquest was impaired and recorded a $2.5 million impairment loss in the fourth quarter of 2001.

IDT

During the second quarter of 2002, we identified indicators of possible impairment of goodwill related to the IDT acquisition. The impairment indicators included, but were not limited to, the recent underperformance of this business relative to plan, the expected underperformance of this business as compared to projected future operating results, and NIC’s recent strategic refocusing on our core portal outsourcing business and away from our software & services businesses. Specifically, we determined that the recent downturn in IDT’s financial performance was expected to continue and would not be temporary, as we previously expected. This was a reversal of IDT’s historical trend of modest profitability, and was primarily attributable to government-imposed contract delays and funding shortfalls on the part of governments with whom IDT had contracted.

Management reached the conclusion that it would not continue to support IDT’s business and decided to wind down IDT’s operations as expeditiously and cost-effectively as possible. Accordingly, we concluded the remaining goodwill related to the IDT acquisition no longer had value and recognized a $1.3 million impairment loss in the second quarter of 2002. IDT did not qualify as a discontinued operation as of December 31, 2003.

AOL

During the second quarter of 2002, we identified indicators of possible impairment of the cash and warrant portions of the carriage fee paid and payable to AOL pursuant the Interactive Services Agreement between the Company and AOL. Beginning in the second quarter of 2001, our share of revenues generated from AOL’s sale of advertisement through Government Guide had increased steadily on a sequential quarterly basis. However, in the second quarter of 2002, revenues from our AOL business decreased precipitously as compared to recent quarters. This was primarily a result of lower AOL Government Guide advertising revenues due to weakness in the overall advertising market in general and the online advertising market in particular. This drop in advertising revenues was in contrast to the growth in revenues our AOL business had experienced historically. Additionally, based on discussions with AOL personnel at the time, we did not expect our AOL business to achieve revenue growth consistent with the growth it had experienced historically. AOL had specifically noted in their filings with the SEC at the time that they expected the weakness in the online advertising market to continue for the foreseeable future. Accordingly, we reduced the revenue forecast for our AOL business for the remainder of 2002 and through the completion of our contract with AOL.

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

Restructurings

In addition to extensive management changes and organizational restructurings that had taken place at NIC Commerce since the third quarter of 2000, during the fourth quarter of 2001, we continued to evaluate the viability of our eProcurement business. We determined it was unlikely that NIC Commerce’s Colorado/Utah project would continue beyond the pilot phase of production. This, among other factors, led the Company to determine that the NIC Commerce business would need to be downsized further in 2002. As a result, we incurred a pre-tax charge of approximately $374,000 in the fourth quarter of 2001 relating primarily to employee severance and lease abandonment costs. This charge is included in NIC Commerce’s results as discontinued operations in the consolidated statements of operations. At December 31, 2001, $374,000 remained accrued for future payments. Cash requirements for the restructuring were funded from available resources. Employee severance costs totaling approximately $350,000 related to severance packages for nine employees in administration and development, and all terminations were completed and payments made by the end of the first quarter of 2002.

Critical Accounting Policies

Many estimates and assumptions involved in the application of generally accepted accounting principles have a material impact on reported financial condition and operating performance and on the comparability of such reported information over different reporting periods. A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 to the Notes to Consolidated Financial Statements included in this Form 10-K. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Note that the preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Management has discussed the development and selection of the critical accounting policies described below with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the Company’s disclosure relating to it in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Application development contracts

Our corporate filings business, NIC Conquest, derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method, primarily utilizing costs incurred to date as compared to the estimated total costs for each contract. Revenues and profits from these contracts are based on management’s estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Use of the percentage of completion method requires that management be able to reasonably estimate total contract costs and costs to complete at each reporting date. Any anticipated losses on contracts are charged to operations as soon as they are determinable. We continuously review and reassess our estimates of contract profitability.

Our corporate filings business has incurred substantial losses under its fixed-price contracts in the past primarily due to cost overruns (as further discussed in Note 10 to the Notes to Consolidated Financial Statements included in this Form 10-K). It is possible that our costs will similarly exceed revenues in the future, as a result of unforeseen difficulties in the creation of an application called for in a contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs or other reasons. If this occurs, particularly on our contract with the California Secretary of State, which we currently expect to be profitable, our results of operations, financial condition and cash flows could be seriously harmed. At December 31, 2003, the accrual for losses on all application development contracts was approximately $0.5 million, which management believes is adequate. Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.

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

We have a recent history of unprofitable operations primarily due to operating losses incurred in the software & services companies we have acquired since September 1999. These losses have generated significant federal tax net operating losses, or NOLs. We had available at December 31, 2003, total NOL carryforwards for federal tax purposes of approximately $65.3 million that will expire in the years 2020 ($27.7 million), 2021 ($27.4 million) and 2022 ($10.2 million), respectively. As discussed above, we became profitable in the second half of 2002 and the Company generated taxable income of approximately $0.8 million in 2003. We expect the Company to continue to be profitable and generate taxable income, and have focused the business on operations we believe have demonstrable ability to produce positive taxable income and sustainable cash flow in the future. We believe it is more likely than not that we will generate sufficient taxable income from future operations to fully utilize the NOL carryforwards prior to expiration. Based on our current projections, we expect to fully utilize the NOL carryforwards by the end of 2008. The recorded amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. There is considerable management judgment necessary to determine future taxable income, and accordingly, actual results could vary significantly from such estimates. For additional discussion of deferred income taxes, see “Deferred Tax Assets” section below and Note 14 to the Notes to Consolidated Financial Statements included in this Form 10-K. For the years ended December 31, 2002 and 2003, total net deferred tax assets, including NOL carryforwards, were the largest asset included in our consolidated balance sheets and comprised approximately 48% and 41%, respectively, of our total assets.

Goodwill, intangible assets and long-lived assets

As further discussed below, during 2001 and 2002 we recorded impairment losses totaling $49.5 million and $4.3 million, respectively, relating mostly to goodwill and intangible assets arising from business combinations and capitalized software development costs. At December 31, 2003 and 2002, our recorded intangible assets were primarily comprised of internal use software development costs totaling approximately $0.1 million and $0.2 million, respectively, and we had no recorded goodwill remaining. Refer to Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion of the goodwill and intangible asset impairment losses we recorded in 2001 and 2002.

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

Financial Analysis of Years Ended December 31, 2003, 2002 and 2001

In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

Key Financial Metrics	2003	2002	2001
Revenue growth — outsourced portals	16%	32%	48%
Same state revenue growth — outsourced portals	7%	15%	20%
Revenue growth — software & services	(17%)	20%	92%
Gross profit % — outsourced portals	46%	43%	26%
Gross profit % — software & services	21%	(7%)	(36%)
Selling & administrative as % of revenue	23%	28%	47%
Operating margin %	14%	(17%)	(236%)

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

Portal Revenue Analysis	2003	Increase/(Decrease) from 2002	2002	Increase/(Decrease) from 2001	2001
DMV transaction-based	$25,088	13%	$22,253	32%	$16,899
Non-DMV transaction-based	10,846	34%	8,065	55%	5,208
Portal management	1,200	(6%)	1,274	(21%)	1,603
Software development	3,075	(4%)	3,187	20%	2,661
Total	$40,209	16%	$34,779	32%	$26,371

Portal revenues for 2003 increased 16%, or approximately $5.4 million, over 2002. Of this increase, 10%, or approximately $3.4 million, was attributable to our newer outsourced state portal businesses including Alabama ($2.2 million), which began to generate DMV revenues in February 2003, and Kentucky ($0.8 million), which began to generate DMV revenues in mid-September 2003, and 6%, or approximately $2.2 million, was attributable to an increase in same state portal revenues (states in operation and generating DMV revenues for two full years). Same state portal revenues in the current year increased 7% over the prior year primarily as a result of increased transaction volumes from our Iowa, Indiana, Utah and Maine portals. Our Iowa portal began to generate DMV revenues beginning in January 2003 as a result of a new contract with the state of Iowa, which was previously a time and materials portal management contract. The increase in revenues from our Indiana, Maine and Utah portals was the result of the addition of several new non-DMV applications during the year. Our same state revenue growth in the current year was less than the growth we have achieved in recent years due primarily to a 1% year-over-year decrease in same state DMV revenues. While we generally expect same state DMV revenues to grow only 1% to 3% per year, we experienced a large increase in same state DMV revenues in 2002 due in part to more robust U.S. automobile sales than in the current period. Same state non-DMV transaction-based revenues increased 35%, or approximately $2.5 million, in the current year due to the addition of new revenue generating applications throughout our existing portal businesses.

Portal revenues for 2002 increased 32%, or approximately $8.4 million, over 2001. Of this increase, 19%, or $5.0 million, was attributable to revenues from our newer state portal business units that had a full year of operations in 2002, including our Idaho and Tennessee portals, which began to generate DMV revenues in early 2001, our Hawaii and Montana portals, which began to generate DMV revenues in the third quarter of 2001, and our Oklahoma and Rhode Island portals, which began to generate DMV revenues in the first quarter of 2002. Approximately 8%, or $2.1 million, of the increase in portal revenues for 2002 was attributable to an increase in same state portal revenues and 5%, or approximately $1.3 million, was attributable to our local portals. Same state portal revenues for 2002 increased 15% over 2001 as a result of increased transaction volumes mainly from our Arkansas, Indiana, Kansas and Utah portals.

COST OF PORTAL REVENUES AND PORTAL GROSS PROFIT RATE. Cost of portal revenues in 2003 increased 9%, or approximately $1.7 million, over 2002. Of this increase, 7%, or approximately $1.4 million, was attributable to our newer state portal businesses, including Alabama and Kentucky, and 5%, or approximately $0.9 million, was attributable to a small increase in same state cost of portal revenues. These increases were offset by a $0.6 million decrease in operating expenses from our local portals as a result of our cost reduction efforts in certain of our local portals over the past year in an effort to improve their profitability.

Our portal gross profit rate increased to 46% in 2003 from 43% in 2002. This increase was primarily attributable to a full year of operations in 2003 from our Alabama portal, and to an improvement in our local portal gross profit rate as a result of cost reduction efforts in certain of our local portals over the past year in an effort to improve their profitability. Our same state portal gross profit rate increased less than 1% in 2003, which was less than the growth we have achieved in recent years due primarily to lower same state revenue growth in the current year as further discussed above. We are generally able to increase our same state portal gross profit rate by increasing business and citizen adoption of existing portal applications and building new non-DMV revenue generating applications and services within existing portals while growing portal operating expenses at a rate considerably less than portal revenue growth. We intend to continue to expand our portal operations by developing and promoting new non-DMV applications and services within our existing portals. Accordingly, we expect our same state gross profit rate to continue to increase modestly in the foreseeable future.

Cost of portal revenues in 2002 increased 2%, or approximately $0.4 million, over 2001. A $1.2 million increase in costs from our newer state portals that had a full year of operations in 2002 was partially offset by a decrease in same state cost of portal revenues. Same state cost of portal revenues in 2002 decreased 4%, or approximately $0.7 million, from 2001 primarily as a result of overhead cost containment efforts in an effort to improve overall corporate profitability.

Our portal gross profit rate increased to 43% in 2002 from 26% in 2001. This increase was primarily attributable to several of our newer state portals that had a full year of operations in 2002 as discussed above, and to an increase in our same state portal gross profit rate, which increased to 48% in 2002 from 40% in 2001. The increase in our same state gross profit rate was due primarily to a high increase (5%) in same state DMV revenues due partially to robust U.S. automobile sales in 2002, a 42% increase in same state non-DMV revenues due to the addition of new revenue generating applications and services within existing portals and a decrease in same state cost of portal revenues as further discussed above.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

Software & Services Revenue Analysis	2003	Increase/(Decrease) from 2002	2002	Increase/(Decrease) from 2001	2001
Corporate Filings — California Secretary of State	$7,225	2%	$7,079	498%	$1,183
Corporate Filings — Legacy contracts	238	(73%)	883	(80%)	4,398
Ethics & Elections	2,361	15%	2,058	64%	1,257
Transportation	485	(60%)	1,216	(56%)	2,740
AOL	140	(91%)	1,482	43%	1,034
Other	173	260%	48	26%	38
Total	$10,622	(17%)	$12,766	20%	$10,650

Software & services revenues in 2003 decreased 17%, or approximately $2.1 million, from 2002 primarily as a result of a broad strategic refocusing in mid-2002 on our profitable core outsourced portal business and a de-emphasis of certain of our acquired software & services businesses, including our eProcurement, transportation and AOL businesses, as further discussed above. Revenues from our AOL business decreased by approximately $1.3 million to less than $0.2 million in 2003. As previously disclosed, and as further discussed above, we experienced a significant decrease in revenues from our AOL business in 2003 as compared to prior periods due to continued weakness in the online advertising market. In addition, revenues from our transportation business, IDT, decreased by approximately $0.7 million to $0.5 million in 2003. As previously disclosed, we decided to wind down this business in 2002. Total corporate filings revenues decreased by $0.5 million to $7.5 million in 2003. We recognized approximately $7.2 million in revenue from our contract with the California Secretary of State in 2003 compared to $7.1 million in 2002. Revenues from legacy corporate filing contracts, primarily relating to Arkansas and Oklahoma, decreased by $0.6 million to $0.2 million in 2003. Revenues from our ethics & elections business increased by approximately $0.3 million to $2.4 million in 2003 as a result of additional work performed under its contract with the Federal Election Commission.

Software & services revenues for 2002 increased 20%, or $2.1 million, over 2001. This increase was primarily attributable to an increase in revenues from our corporate filings business, which benefited from its contract with the California Secretary of State, and to a lesser extent from our ethics & elections business, which benefited from the commencement of its five-year, $3.75 million contract with the State of Michigan in January 2002, and our AOL business. Total corporate filings revenues increased by $2.4 million in 2002. In 2002, we recognized approximately $7.1 million in revenue from our contract with the California Secretary of State compared to $1.2 million in 2001. Revenues from our ethics & elections business increased by $0.8 million in 2002. These increases were offset by a $3.5 million decrease in revenues from legacy corporate filing contracts and a $1.5 million decrease in revenues from our transportation business, which we decided to wind down in mid-2002.

COST OF SOFTWARE & SERVICES REVENUES AND GROSS PROFIT RATE. Cost of software & services revenues in 2003 decreased 38%, or approximately $5.2 million, from 2002. Cost of software & services revenues for 2002 includes a net charge of $3.5 million for anticipated costs in excess of revenues to be recognized under certain of our application development contracts in our corporate filings business (see Note 10 in the Notes to Consolidated Financial Statements included in this Form 10-K). Also contributing to the decrease in expenses the current year was a $0.7 million decrease relating to our AOL business and a $0.5 million decrease relating to our transportation business. As previously disclosed, in the second quarter 2002, we determined that the expected future cash flows of our AOL business would not be sufficient to recover the cash carriage fee and common stock warrant amortization expense we would have recognized over the remaining term of the contract with AOL and recorded a $3.0 million impairment loss. As a result, the Company no longer records the cash portion of the carriage fee expense in cost of software & services revenues, which approximated $0.3 million in the prior year period. In addition, we have significantly reduced the number of dedicated employees related to AOL and, as a result, have reduced employee payroll costs by approximately $0.2 million in 2003.

Cost of software & services revenues in 2002 decreased 6%, or approximately $0.8 million, from 2001. Cost of software & services revenues in 2002 and 2001 include net charges of $3.5 million and $6.0 million respectively, for anticipated costs in excess of revenues to be recognized under certain of our fixed-price application development contracts in our corporate filings business. Excluding these charges, cost of software & services revenues increased by 20% in 2002, which was consistent with the increase in software & services revenues in 2002. Of this increase, 34%, or approximately $2.9 million, was attributable to our corporate filings business and the related development costs under its contract with the California Secretary of State, and 8%, or approximately $0.7 million, was attributable to our ethics & elections business and its contract with the State of Michigan that commenced in January 2002. Partially offsetting these increases were decreases from our AOL business (12%) and our IDT business (10%). Total AOL cash carriage fee expense recognized in cost of software & services revenues in 2002 was $0.3 million compared to $0.9 million in 2001.

Our software & services gross profit rate for 2003 was 21% compared to (7%) in 2002 and (36%) in 2001. Excluding the charges discussed above relating to our application development contracts, our software & services gross profit rate for 2002 and 2001 would have been 20% for both years. We anticipate a modest decrease in our software & services gross profit rate in 2004 due to the magnitude of our contract with the California Secretary of State, which will comprise the majority of our software & services revenues and is being recorded at an expected gross profit rate of less than 7%.

SELLING & ADMINISTRATIVE. Selling & administrative expenses in 2003 decreased 12%, or approximately $1.6 million, from 2002. The majority of this decrease was a reduction in expenses from our software & services businesses resulting from our restructuring and cost containment efforts.

Selling & administrative expenses in 2002 decreased 24%, or approximately $4.2 million, from 2001. Contributing to this decrease was a reduction in expenses from our corporate filings, ethics & elections and transportation businesses resulting from our restructuring and cost containment efforts in these businesses, and from a general decrease in corporate-level expenses. Throughout 2002, we significantly curtailed public relations, brand image and advertising expenses and consolidated our sales and marketing efforts into one corporate-level sales department to more appropriately match expenditures to expected market demand for our services.

Selling & administrative expenses as a percentage of revenue were 23%, 28% and 47% for 2003, 2002 and 2001, respectively. We anticipate selling & administrative expenses as a percentage of revenue to decrease to between 20% and 23% in 2004, and expect to accomplish this by keeping corporate-level expenses flat year-over-year.

IMPAIRMENT LOSS. For additional information on the impairment losses we recorded in 2002 and 2001, refer to the discussion above under “Software & Services Businesses — Impairment Losses, Restructuring Charges and Discontinued Operations” and in Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-K.

STOCK COMPENSATION. Stock compensation for 2002 and 2001 consisted primarily of amortization of deferred compensation expense related to common stock options granted to senior level executives and other key employees in 1999 and 1998. By the end of the second quarter of 2002, all deferred compensation expense relating to options granted in 1999 and 1998 had been recognized.

DEPRECIATION & AMORTIZATION. Depreciation & amortization expense in 2003 decreased by approximately $1.2 million from 2002. As further discussed above, in the second quarter of 2002, we determined the future cash flows of our AOL business would not be sufficient to recover the unamortized carrying amount of the fully vested warrants issued to AOL and recorded a $2.1 million impairment loss in the second quarter of 2002. As a result, we no longer record amortization expense relating to these warrants. We recognized approximately $0.7 million in warrant amortization expense in 2002. Depreciation expense decreased by approximately $0.5 million in 2003 as certain capital expenditures made after our initial public offering in 1999 have become fully depreciated. We expect depreciation expense for 2004 to range from $1.9 to $2.1 million. We expect amortization expense for 2004 to be less than $0.1 million, the majority of which will consist of the amortization of internal use capitalized software development costs.

Depreciation & amortization expense decreased significantly in 2002 compared to 2001 as we wrote off all remaining goodwill and purchase accounting intangible assets relating to our business combinations with SDR Technologies, eFed and Conquest in the third and fourth quarters of 2001. In addition, we wrote off capitalized software development costs from our NIC Technologies, NIC Commerce and NIC Conquest businesses in the fourth quarter of 2001. As discussed above, we no longer recorded amortization expense relating to the warrants issued to AOL after the second quarter of 2002.

INTEREST INCOME. Interest income primarily reflects interest earned on our cash and marketable securities portfolio, which has decreased to $19.2 million at December 31, 2003 from approximately $38.8 million at December 31, 2000. In addition, interest rates we earned in 2003 and 2002 were less than in 2001.

EQUITY IN NET LOSS OF AFFILIATES. Equity in net loss of affiliates represents our share of losses of companies in which we have equity method investments that give us the ability to exercise significant influence, but not control, over the investees. In the first quarter of 2000, we invested in two private companies involved in the eGovernment services industry, Tidemark and E-Filing, primarily for strategic purposes. In the fourth quarter of 2000, we invested in eGS, a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and our European subsidiary, NIC European Business Ltd. In May 2001, a private technology company acquired Tidemark. As further discussed in Note 8 in the Notes to Consolidated Financial Statements included in this Form 10-K, we recognized a $0.3 million gain in the second quarter of the current year relating to our previous equity investment in Tidemark. At December 31, 2003, our investment balance in E-Filing was approximately $0.6 million and we had no investment balance remaining in eGS. As a result of a modification to the eGS joint venture agreement, the Company has accounted for its investment in eGS under the cost method beginning in fiscal 2003. Although E-Filing is incurring net losses, the losses are relatively small and the business has sufficient financial resources to continue to operate for a significant length of time. We regularly review the carrying value of our equity method investments and record impairment losses when events and circumstances indicate that such assets are impaired. To date, we have not recorded any such impairment losses on our investments in E-Filing or eGS.

INCOME TAXES. We recognized an income tax expense in 2003 and an income tax benefit in 2002 and 2001. Our effective tax rate was approximately 16% in 2003, 39% in 2002 and 21% in 2001. Our income tax provision in 2003 was less than the amount customarily expected due primarily to deferred tax asset adjustments recorded in the fourth quarter of 2003 totaling a benefit of approximately $1.8 million as more fully described in Note 14 to the Notes to Consolidated Financial Statements included in this Form 10-K. Prospectively, we expect our income tax provision to approximate the amount customarily expected, and expect our effective tax rate to be approximately 40%. In 2002, the income tax benefit approximated the amount customarily expected. In 2001, the income tax benefit was less than the amount customarily expected primarily because of expenses that are not deductible for tax purposes including amortization of goodwill from the Exchange Offer, the Conquest merger, the SDR acquisition and the IDT acquisition, certain stock compensation costs and the goodwill relating to the SDR acquisition and Conquest merger that was written off in the third and fourth quarters of 2001 as part of the intangible asset impairment charge.

Liquidity and Capital Resources

Net cash provided by operating activities was $3.6 million in 2003 compared to net cash used of $6.4 million in 2002. This improvement was primarily the result of a year-over-year improvement in operating income, excluding non-cash charges, that was partially offset by a negative net change in operating assets and liabilities as compared to the prior year. The primary contributor to this negative net change was an increase in unbilled revenues on our corporate filings contract with the California Secretary of State. We have been recognizing revenues on this contract under percentage of completion accounting as progress is made on the project. However, we do not receive regular progress payments from the California Secretary of State, yet we are required to make progress payments to certain subcontractors that are not directly tied to payments to us by the California Secretary of State. The increase in accrued expenses in the current year was partially due to accrued subcontractor costs on this project, as we are not required to pay certain subcontractors until we receive major milestone payments under the contract. For additional information on the major milestone payments we expect to receive under this contract, refer to the discussion below. The increases in accounts receivable and accounts payable in the current year were mainly attributable to an increase in revenues from our portal businesses in Alabama and Kentucky, which began to generate DMV revenues in the current year (a $1.6 million increase in accounts receivable), and to an increase in fourth quarter tax receipts from tax filing applications in Hawaii, Indiana and Dallas County (a $2 million increase in accounts receivable). The majority of these tax receipts were remitted to our government partners in January 2004.

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

Although we plan to generate net income in 2004, we expect operating cash flow to be flat or modestly negative through the first half of 2004. This primarily reflects expected working capital swings from our contract with the California Secretary of State, which back-ends most of the larger payments. We are scheduled to receive four major milestone payments of $3.3 million each throughout the next several quarters under this contract, a portion of which will be paid to certain subcontractors. The first payment will be for the delivery of the UCC filing system into acceptance testing. The second payment will be for the acceptance of the UCC filing system by the Secretary of State and commencement of the associated maintenance period. The third payment will be for the delivery of the business entity filing system into acceptance testing. The fourth payment will be for the acceptance of the business entity filing system by the Secretary of State and commencement of the associated maintenance period. Prior to receiving the next major milestone payment under the contract, we will be required to increase the amount of our $5 million performance bond (which is fully collateralized by a $5 million letter of credit) to $10 million. While we continue to explore options for obtaining an increased performance bond, we may not be able to obtain an increased bond or may elect not to obtain an increased bond due to the incremental cost and/or collateral requirements. If we do not obtain a $10 million performance bond, the first major milestone payment will be deferred until commencement of any maintenance period under the contract. We currently expect acceptance of the UCC filing system and commencement of the associated maintenance period to take place in the first half of 2004. We currently expect acceptance of the business entity filing system and commencement of the associated maintenance period to take place in late 2004 or early 2005. If we fail to meet our current schedule for acceptance of the UCC and business entity systems, milestone payments would be delayed and we would need more working capital than we are currently anticipating. Upon acceptance of the business entity filing system and commencement of the associated maintenance period, we are no longer required to provide a performance bond under this contract.

We recognize revenue from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the years ended December 31, 2003 and 2002 were approximately $177.7 million and $150.7 million, respectively. The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for the years ended December 31, 2003 and 2002 was 37 and 35, respectively.

We believe that working capital is an important measure of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $24.4 million at December 31, 2003 from $16.0 million at December 31, 2002. Our current ratio, defined as current assets divided by current liabilities, at December 31, 2003 was 2.1 compared to 1.8 at December 31, 2002. The increase in both of these measures was primarily attributable to an increase in accounts receivable and other current assets, which was partially offset by an increase in accounts payable and accrued liabilities, as further discussed above.

Investing activities in 2003 resulted in net cash used of $1.5 million for capital expenditures.

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

Net cash provided by financing activities totaled approximately $1.9 million in 2003, primarily reflecting a $0.9 million decrease in restricted cash to collateralize our bank note payable and certain bank letters of credit issued on behalf of the Company, and $0.2 million in payments on our note payable. We received approximately $1.2 million from the exercise of employee stock options. Although we cannot predict the annual amount of proceeds we expect to receive from employee stock options in the future, we expect that our employees will continue to exercise vested stock options that have intrinsic value. At December 31, 2003, approximately 1.4 million employee stock options were exercisable at a weighted average exercise price of $5.52 per share. In addition, AOL holds approximately 0.6 million warrants that are exercisable at an exercise price of $6.72. The closing price of our common stock on December 31, 2003 was $8.03 per share.

Net cash used in financing activities totaled approximately $4.0 million in 2002, primarily reflecting a $6.3 million increase in restricted cash to collateralize our bank note payable and certain bank letters of credit issued on behalf of the Company, and $0.2 million in payments to repurchase common stock from a former executive of the Company. We received approximately $2.9 million in 2002 from the exercise of employee stock options, the majority of which came from a former executive of the Company.

Financing activities resulted in net cash generated of approximately $1.0 million in 2001, primarily reflecting $1.0 million in cash proceeds from a bank note payable that we used to purchase certain hardware and software components for our eProcurement subsidiary.

At December 31, 2003, our total unrestricted cash balance was $13.5 million compared to $9.6 million at December 31, 2002. At December 31, 2003, we had posted $5.4 million in cash and all of our marketable securities as collateral for bank letters of credit issued on behalf of the Company, our $0.5 million bank line of credit in conjunction with a corporate credit card agreement, and our bank note payable. We issue letters of credit as collateral for performance on certain of our government contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year. Our collateral requirements under our current banking agreement may ease over time as we continue to pay down our bank note payable and if we continue to produce consecutive quarters of profitability and earnings growth. However, even though we were profitable in each quarter of 2003 and expect to be profitable in 2004 and beyond, we may not be able to sustain our current levels of profitability or increase profitability on a quarterly or annual basis. We will need to generate sufficiently higher revenues while containing costs and operating expenses if we are to achieve growing profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to become profitable on a long-term, sustained basis. If we are not able to sustain profitability, our cash collateral requirements may increase. Had the Company been required to post 100% cash collateral at December 31, 2003 for the face value of all performance bonds (which are supported by letters of credit), our line of credit in conjunction with a corporate credit card agreement and our bank note payable, unrestricted cash would have decreased and restricted cash would have increased by approximately $2.0 million.

We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, and current growth initiatives for the next twelve months without the need of additional capital. However, we may need to raise additional capital before this period ends to further:

•	fund operations, including the costs to fund our contract with the California Secretary of State and subcontractors on that project;

•	collateralize letters of credit, which the Company is required to post as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds;

•	support our expansion into other states and government agencies beyond what is contemplated in 2004 if unforeseen opportunities arise;

•	expand our product and service offerings beyond what is contemplated in 2004 if unforeseen opportunities arise;

•	respond to unforeseen competitive pressures; and

•	acquire complementary technologies beyond what is contemplated in 2004 if unforeseen opportunities arise.

Any projections of future earnings and cash flows are subject to substantial uncertainty. If our unrestricted cash and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities, or increase our working capital line of credit. The sale of additional equity securities could result in dilution to the Company’s shareholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

At December 31, 2003, we were bound by performance bond commitments totaling approximately $6.8 million on certain government contracts. Of this amount, $5 million relates to the performance bond requirement on our contract with the California Secretary of State. However, we have never had any defaults resulting in draws on performance bonds. We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements. While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts. The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2003 (in thousands):

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$3,534	$1,404	$1,999	$131	$—
Long-term debt obligations	363	156	207	—	—
Capital lease obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total contractual cash obligations	$3,897	$1,560	$2,206	$131	$—

Deferred Tax Assets

At December 31, 2003, we have recorded net deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” totaling approximately $35.3 million. We estimate that we must generate at least $88.4 million of future taxable income to realize those deferred tax assets. We became profitable in the second half of 2002 and expect the Company to be profitable and generate taxable income in 2004 and beyond. We have focused the business on operations we believe have demonstrable ability to produce positive taxable income and cash flow in the future. To achieve a sufficient level of future taxable income, we intend to pursue our current strategy of adding new government partners, broadening our service offerings, and increasing transactional revenues from our existing government portals. Based on information currently known to management, we believe it is more likely than not that the Company will realize the deferred tax assets. The table below reconciles income (loss) from continuing operations before income taxes for financial statement purposes with taxable income (loss) for federal income tax purposes (in thousands):

	Year ended December 31,
	2001	2002	2003
Income (loss) from continuing operations before income taxes	$(90,079)	$(9,107)	$7,513
Loss before income taxes — discontinued operations	(10,465)	(3,342)	—
Amortization of purchase accounting intangibles	20,273	(1,899)	(2,245)
Net operating loss relating to NIC Conquest	6,224	1,820	—
Impairment of intangible assets	49,494	4,316	(2,111)
Equity in net loss of affiliates	3,272	1,235	465
Capitalized software development costs	(6,635	—	—
Deductions relating to stock options	(20	(535)	(1,382)
Stock compensation expense	1,525	1,307	—
Provision for loss on application development contracts	3,605	(2,403)	(1,106)
Depreciation and capitalized software amortization	2,135	(139)	(651)
Other	(469)	326	284
Taxable income (loss) — 2003 is an estimate	$(21,140)	$(8,421)	$767

Our federal income tax loss carryforward of approximately $65.3 million expires as follows: $27.7 million expires in 2020, $27.4 million expires in 2021 and $10.2 million expires in 2022. Our state income tax loss carryforwards of approximately $74.4 million may be used over various periods ranging from 5 to 20 years. We anticipate that net temporary differences should reverse and become available as tax deductions as follows: during 2004, $2.4 million; 2005, $2.4 million; 2006, $2.4 million; thereafter, $28.1 million. We are currently paying state income taxes in certain states.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,559,086	$13,540,400
Cash and cash equivalents — restricted	6,300,054	5,363,033
Marketable securities	248,816	249,139
Trade accounts receivable	14,465,062	17,871,454
Deferred income taxes	606,357	180,750
Prepaid expenses	761,016	698,320
Other current assets	3,214,893	8,844,897
Total current assets	35,155,284	46,747,993
Property and equipment, net	3,053,850	2,991,596
Deferred income taxes	35,048,961	35,168,773
Other assets	139,004	109,562
Investments in affiliates and joint ventures	839,192	644,497
Intangible assets, net	219,978	77,451
Total assets	$74,456,269	$85,739,872

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,701,458	$16,345,249
Accrued expenses	3,792,426	5,244,979
Notes payable — current portion	331,655	155,724
Application development contracts	1,558,758	464,654
Other current liabilities	814,919	158,364
Total current liabilities	19,199,216	22,368,970
Notes payable — long-term portion	201,255	207,309
Total liabilities	19,400,471	22,576,279

Commitments and contingencies (Notes 5, 10, 11, 12 and 14)	—	—

Shareholders’ equity:
Common stock, no par, 200,000,000 shares authorized 58,092,346 and 58,715,672 shares issued and outstanding	—	—
Additional paid-in capital	197,160,262	198,929,405
Accumulated deficit	(141,888,742)	(135,560,835)
Accumulated other comprehensive income (loss)	(462)	(480)
	55,271,058	63,368,090
Less treasury stock	(215,260)	(204,497)
Total shareholders’ equity	55,055,798	63,163,593
Total liabilities and shareholders’ equity	$74,456,269	$85,739,872

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2002	2003
Revenues:
Portal revenues	$26,370,764	$34,778,978	$40,209,000
Software & services revenues	10,649,616	12,766,432	10,622,209
Total revenues	37,020,380	47,545,410	50,831,209
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	19,472,803	19,855,320	21,585,990
Cost of software & services revenues, exclusive of depreciation & amortization	14,495,097	13,687,296	8,442,771
Selling & administrative	17,566,929	13,322,099	11,681,386
Impairment loss	44,834,490	4,316,230	—
Stock compensation	1,525,022	1,306,569	—
Depreciation & amortization	26,627,561	2,988,389	1,783,164
Total operating expenses	124,521,902	55,475,903	43,493,311
Operating income (loss)	(87,501,522)	(7,930,493)	7,337,898
Other income (expense):
Interest income	966,423	179,829	100,215
Interest expense	(38,789)	(49,193)	(20,927)
Equity in net loss of affiliates	(3,271,876)	(1,234,938)	106,716
Other income (expense), net	(233,189)	(71,775)	(10,842)
Total other income (expense)	(2,577,431)	(1,176,077)	175,162
Income (loss) from continuing operations before income taxes and minority interest	(90,078,953)	(9,106,570)	7,513,060
Income tax expense (benefit)	(18,684,739)	(3,532,040)	1,185,153
Income (loss) from continuing operations before minority interest	(71,394,214)	(5,574,530)	6,327,907
Minority interest	(475,302)	—	—
Income (loss) from continuing operations	(70,918,912)	(5,574,530)	6,327,907
Discontinued operations (Note 5):
Loss from discontinued operations (less applicable income tax benefit of $3,940,110, $1,306,398 and $—)	(6,525,361)	(2,035,463)	—
Net income (loss)	$(77,444,273)	$(7,609,993)	$6,327,907
Basic and diluted earnings (loss) per share:
Earnings (loss) per share — continuing operations	$(1.26)	$(0.10)	$0.11
Loss per share — discontinued operations	$(0.12)	$(0.03)	$—
Net earnings (loss) per share	$(1.38)	$(0.13)	$0.11
Weighted average shares outstanding
Basic	56,109,730	56,875,327	58,330,793
Diluted	56,109,730	56,875,327	59,269,291

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Notes and Stock Subscriptions Receivable	Deferred Compensation Expense	Treasury Stock	Total
	Shares	Amount
Balance, January 1, 2001	56,038,571	$—	$194,822,925	$(56,834,476)	$967	$(15,000)	$(2,814,349)	$—	$135,160,067
Net loss	—	—	—	(77,444,273)	—	—	—	—	(77,444,273)
Stock options exercised	216,626	—	318,739	—	—	—	—	—	318,739
Deferred compensation expense recognized	—	—	—	—	—	—	1,507,780	—	1,507,780
Issuance of common stock to employees	5,000	—	17,242	—	—	—	—	—	17,242
Unrealized holding loss on marketable securities	—	—	—	—	(847)	—	—	—	(847)
Balance, December 31, 2001	56,260,197	—	195,158,906	(134,278,749)	120	(15,000)	(1,306,569)	—	59,558,708
Net loss	—	—	—	(7,609,993)	—	—	—	—	(7,609,993)
Stock options exercised	1,915,094	—	2,865,295	—	—	—	—	—	2,865,295
Deferred compensation expense recognized	—	—	—	—	—	—	1,306,569	—	1,306,569
Stock subscriptions received	—	—	—	—	—	15,000		—	15,000
Issuance of common stock under employee stock purchase plan	32,504	—	84,611	—	—	—	—	—	84,611
Issuance of common stock under earnout settlement agreement	140,000	—	197,400	—	—	—	—	—	197,400
Forfeiture of common stock issued to acquire business	(105,961	—	—	—	—	—	—	—	—
Repurchase of common stock	(149,488	—	—	—	—	—	—	(215,260)	(215,260)
Tax deductions relating to stock options	—	—	196,042	—	—	—	—	—	196,042
Adjustment of deferred tax asset related to stock options	—	—	(1,341,992)	—	—	—	—	—	(1,341,992)
Unrealized holding loss on marketable securities	—	—	—	—	(582)	—	—	—	(582)
Balance, December 31, 2002	58,092,346	—	197,160,262	(141,888,742)	(462)	—	—	(215,260)	55,055,798
Net income	—	—	—	6,327,907	—	—	—	—	6,327,907
Stock options exercised	574,595	—	1,160,796	—	—	—	—	—	1,160,796
Issuance of common stock under employee stock purchase plan	48,731	—	72,487	—	—	—	—	—	72,487
Tax deductions relating to stock options	—	—	546,623	—	—	—	—	—	546,623
Retirement of treasury stock	—	—	(10,763)	—	—	—	—	10,763	—
Unrealized holding loss on marketable securities	—	—	—	—	(18)	—	—	—	(18)
Balance, December 31, 2003	58,715,672	$—	$198,929,405	$(135,560,835)	$(480)	$—	$—	$(204,497)	$63,163,593

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(77,444,273)	$(7,609,993)	$6,327,907
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization	27,953,007	3,379,270	1,783,164
Compensation expense recognized related to sale of common stock	17,242	—	—
Compensation expense recognized related to stock options	1,507,780	1,306,569	—
Loss on disposals of property and equipment	174,601	1,769,412	11,551
Accretion of discount on marketable securities	(568,594)	(4,048)	(2,295)
Application development contracts	3,605,471	(2,403,221)	(1,094,104)
Impairment loss	49,494,090	4,316,230	—
Deferred income taxes	(22,596,670)	(6,190,548)	1,399,041
Deferred income tax benefit relating to stock options	—	1,145,950	(546,623)
Minority interest	(475,302)	—	—
Equity in net loss of affiliates	3,271,876	1,234,938	(106,716)
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) in trade accounts receivable	(4,598,165)	(2,634,198)	(3,406,392)
(Increase) decrease in prepaid expenses	894,737	(137,687)	62,696
(Increase) in other current assets	(854,439)	(406,364)	(5,619,504)
(Increase) decrease in other assets	(69,788)	109,829	29,442
Increase in accounts payable	6,902,345	1,469,370	3,594,759
Increase (decrease) in accrued expenses	2,168,884	(1,616,942)	1,492,095
(Decrease) in other current liabilities	(221,893)	(95,562)	(355,144)
Net cash provided by (used in) operating activities	(10,839,091)	(6,366,995)	3,569,877
Cash flows from investing activities:
Purchases of property and equipment	(2,419,718)	(967,627)	(1,518,798)
Proceeds from disposals of property and equipment	487,251	—	—
Capitalized software development costs	(6,576,855)	—	—
Purchases of marketable securities	(40,303,984)	(23,745,011)	(497,705)
Maturities of marketable securities	61,721,032	27,566,194	500,000
Proceeds from sale of affiliate	662,356	—	—
Investments in affiliates and joint ventures	(347,594)	(191,000)	—
Net cash provided by (used in) investing activities	13,222,488	2,662,556	(1,516,503)

	Year Ended December 31,
	2001	2002	2003
Cash flows from financing activities:
Cash and cash equivalents — restricted	$—	$(6,300,054)	$937,021
Proceeds from notes payable	1,000,000	—	—
Payments on notes and debentures payable	(127,257)	(339,833)	(169,877)
Payments on capital lease obligations	(201,518)	(13,762)	—
Payments to repurchase common stock	—	(215,260)	—
Proceeds from exercise of employee stock options	302,647	2,881,682	1,160,796
Proceeds from stock subscriptions receivable	—	15,000	—
Net cash provided by (used in) financing activities	973,872	(3,972,227)	1,927,940
Net increase (decrease) in cash and cash equivalents	3,357,269	(7,676,666)	3,981,314
Cash and cash equivalents, beginning of year	13,878,483	17,235,752	9,559,086
Cash and cash equivalents, end of year	$17,235,752	$9,559,086	$13,540,400
Other cash flow information:
Interest paid	$39,504	$49,193	$20,927
Income taxes paid	$87,707	$94,200	$382,358

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION

The Company

NIC Inc., formerly National Information Consortium, Inc. (the “Company” or “NIC”), provides federal, state and local governments with a wide range of eGovernment services, including a broad range of software and applications. NIC helps governments use the Internet by building Web sites and applications that allow businesses and citizens to access government information and complete government-based transactions online. Some examples of applications include: professional license renewals, Internet tax filings, driver’s license and motor vehicle record searches, automated Uniform Commercial Code (“UCC”) file searches and automobile registration renewals. The Company’s primary business activity is to design, build and operate Internet-based portals on behalf of state and local governments desiring to provide access to government information and to complete government-based transactions online. Operating under multiple-year contracts (see Note 3), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company is typically responsible for funding up front investment and ongoing operational costs of the outsourced government portals. In addition, the Company enters into service contracts to provide consulting, development and management services to government portals in exchange for a negotiated fee.

In September 1999, NIC acquired the net assets of eFed, a provider of Internet-based procurement software and services for governments. eFed was renamed NIC Commerce and is wholly owned by NIC. In the second quarter of 2002, the Company exited its domestic eProcurement business entirely, and has classified the results of operations of NIC Commerce as discontinued operations. In January 2000, NIC merged its Application Services Division with Conquest Softworks, LLC (“Conquest”) and renamed the company NIC Conquest. NIC Conquest, a wholly owned subsidiary of NIC and the Company’s corporate filings business, is a provider of UCC and corporation software applications and services that facilitate electronic filings and document management for secretaries of state. In May 2000, NIC acquired SDR Technologies, Inc. (“SDR”), a provider of Internet-based applications for governments. SDR has been renamed NIC Technologies and is wholly owned by NIC. NIC Technologies, the Company’s ethics & elections business, designs and develops online election and ethics filing systems for federal and state government agencies. In October 2000, NIC acquired Intelligent Decision Technologies, Ltd. (“IDT”), a provider of business-to-government reporting and filing software for the transportation industry. In the second quarter of 2002, the Company decided to wind down substantially all of IDT’s operations. As of December 31, 2003, the IDT business did not qualify as a discontinued operation. All business acquisitions in 1999 and 2000 were accounted for as purchases and the results of the acquired companies’ operations have been included in the Company’s consolidated statements of operations from the respective dates of acquisition. These acquired businesses comprise the majority of the Company’s software & services division. For further discussion of the Company’s software & services businesses, see Note 5.

The Company expanded rapidly following its initial public offering in July of 1999 and has incurred substantial net losses primarily as a result of its software & services businesses. Throughout this time period, the Company’s core outsourced portal operations have grown and have been profitable. As part of a broader strategic refocusing of the Company on its profitable core outsourced portal business during 2002, NIC exited its eProcurement and transportation businesses and restructured the other software & services businesses in an effort to accelerate the Company’s path to profitability. The Company became profitable in the second half of 2002 (see Note 18), and management has focused the business on operations it believes have demonstrable ability to produce positive net income and cash flow in the future. However, any projections of future results of operations and cash flows are subject to substantial uncertainty. If current cash, marketable securities and cash generated from operations are insufficient to satisfy its liquidity requirements, the Company may seek to sell additional equity securities, issue debt securities or increase its working capital line of credit. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category includes revenues primarily from the Company’s subsidiaries operating state and local government portals under long-term contracts on an outsourced basis. The software & services category includes revenues primarily from the Company’s corporate filings, ethics & elections, transportation and AOL businesses. As further discussed in Note 5, results of operations of the Company’s eProcurement business have been classified as discontinued operations.

The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, and depreciation and amortization. Cost of portal revenues consist of all direct costs associated with operating outsourced portals including employee compensation, telecommunications and all other costs associated with the provision of dedicated client service such as dedicated facilities for our outsourced contracts. Cost of software & services revenues consist of all direct project costs to provide software development and services such as employee compensation, the cost of subcontractors hired as part of software & services projects, and all other direct project costs including materials, travel and other out-of-pocket expenses. Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, legal and finance, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative costs also consist of corporate-level expenses relating to market development and public relations.

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

Cash and cash equivalents — restricted

Cash and cash equivalents — restricted consists of bank deposits and money market funds that have been segregated to collateralize bank letters of credit issued on behalf of the Company and the Company’s bank note payable.

Marketable securities

The Company’s marketable securities are classified as available-for-sale and consist primarily of short-term U.S. government obligations or corporate debt securities. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders’ equity as accumulated other comprehensive income or loss until realized. The cost of securities sold is based on the specific identification method. The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 8 years for furniture and fixtures, 3–10 years for equipment, 3–5 years for purchased software and the lesser of the term of the lease or 5 years for leasehold improvements.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (“SFAS No. 144”), effective January 1, 2002. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets or Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of the business. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS No. 144 did not result in any impairment of the Company’s long-lived assets in 2002.

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

Goodwill and intangible assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements and eliminates amortization of goodwill. SFAS No. 142 requires that the Company test goodwill for impairment annually or more frequently whenever events occur or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is an operating segment or one level below an operating segment. The first step of the impairment test is to compare the estimated fair value of the reporting unit to carrying value. If the carrying value is less than fair value, no impairment exists. If the carrying value is greater than fair value, a second step is performed to determine the fair value of goodwill and the amount of impairment loss, if any. There was no impairment of goodwill upon adoption of SFAS No. 142, and the Company had no goodwill remaining at December 31, 2003 and 2002. Refer to Note 5 for further discussion of the goodwill and intangible impairment losses recorded by the Company in 2001 and 2002.

Prior to the adoption of SFAS No.142, the Company assessed the carrying value of recorded goodwill for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis. If the sum of the expected future cash flows on an undiscounted basis were less than the carrying amount of the recorded goodwill, an impairment loss would be recognized for the amount by which the carrying value of the recorded goodwill exceeds its estimated fair value. Prior to the adoption of SFAS No. 142, goodwill was amortized using the straight-line method over its estimated period of benefit. Had the Company been accounting for its goodwill under SFAS No. 142 for the year ended December 31, 2001, the Company’s net loss and net loss per share would have been as follows:

Year ended December 31, 2001
Net loss, as reported	$(77,444,273)
Add: Goodwill amortization, net of tax	12,800,385
Equity-method goodwill amortization, net of tax	1,150,358
Net loss, as adjusted	$(63,493,530)
Basic and diluted net loss per share, as reported	$(1.38)
Add: Goodwill amortization, net of tax	0.23
Equity-method goodwill amortization, net of tax	0.02
Basic and diluted net loss per share, as adjusted	$(1.13)

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

The Company capitalizes software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” primarily related to past software development activities of the Company’s corporate filings business and discontinued eProcurement business. The Company is no longer incurring software development costs qualifying for capitalization in these businesses. Software development costs are amortized on a straight-line basis over the estimated economic life of the software commencing when each product is available for general release.

The Company accounts for the costs of developing internal use computer software in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force Issue 00-2 (“EITF 00-2”), “Accounting for Website Development Costs.” Costs capitalized pursuant to EITF 00-2 would be included as part of the total of internal use software development costs capitalized pursuant to SOP 98-1.

Intangible assets at December 31, 2002 and 2003 consist primarily of internal use capitalized software development costs for corporate accounting and financial management information systems software. All of the Company’s intangible assets as of December 31, 2002 and 2003 were subject to amortization.

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

Software & services revenues

The Company’s corporate filings business recognizes revenues from fixed-fee, long-term application development contracts on the percentage of completion method, primarily utilizing costs incurred to date as compared to the estimated total costs for each contract. Revenues and profits from these application development contracts are based on the Company’s estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. See Note 10.

The Company’s ethics & elections and transportation businesses recognize revenues from professional services as the services are provided. If a transaction includes both license and service elements, the license fee is recognized on delivery and acceptance of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to additional acceptance criteria. In cases where license fee payments are contingent on the acceptance of services, recognition of revenues is deferred for both the license and the service elements until the acceptance criteria are met. Software maintenance revenues are recognized ratably over the term of the support contract, typically one year.

The Company recognizes its share of AOL’s advertising revenues when notified of the amount due from AOL, which is approximately one month after the advertisement is provided. See Note 5.

The Company’s eProcurement business recognized revenues from license agreements upon delivery and acceptance of the software application if there was persuasive evidence of an arrangement, collection of the resulting receivable was probable, the fee was fixed or determinable, and there was sufficient vendor-specific objective evidence to support allocating the total fee to all elements of these license arrangements. Where agreements provided for evaluation or customer acceptance, revenue was recognized upon the completion of the evaluation process and acceptance of the software by the customer.

Stock-based compensation

The Company accounts for its stock-based compensation plans, which are described more fully in Note 15, using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company records as compensation expense the amount by which the fair value of common stock sold to employees exceeds the amount paid. Any excess of fair value of the price of the Company’s common stock over the exercise price for options granted to employees or nonemployee directors is recorded as deferred compensation expense within shareholders’ equity and amortized as stock compensation expense ratably over the vesting period. The following table illustrates the effect on net income (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,
	2001	2002	2003
Net income (loss), as reported	$(77,444,273)	$(7,609,993)	$6,327,907
Add: Stock-based employee compensation included in reported net income (loss), net of related tax effects	1,158,736	876,166	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,700,759)	(6,229,689)	(2,938,705)

Pro forma net income (loss)	$(82,986,296)	$(12,963,516)	$3,389,202

Basic and diluted net earnings (loss) per share, as reported	$(1.38)	$(0.13)	$0.11
Basic and diluted net earnings (loss) per share, pro forma	$(1.48)	$(0.23)	$0.06

The fair value of each option grant was determined using the Black-Scholes option-pricing model. The following assumptions were applied in determining pro forma compensation cost for the years ended December 31, 2001, 2002 and 2003:

	2001	2002	2003
Risk-free interest rate	4.65%	2.95%	2.64%
Expected dividend yield	0.00	0.00	0.00
Expected option life	4.0 years	3.0 years	4.0 years
Expected stock price volatility	117%	102%	89%
Fair value of options granted	$2.45	$1.18	$2.24

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

For purposes of this pro forma disclosure, the estimated fair value of options is amortized to expense over the option vesting periods. Such pro forma impact on net income (loss) and basic and diluted net earnings (loss) per share is not necessarily indicative of future effects on net income (loss) or earnings (loss) per share.

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

Comprehensive income (loss)

The Company has no material components of other comprehensive income or loss and, accordingly, the Company’s comprehensive income (loss) is approximately the same as its net income (loss) for all periods presented.

Earnings (loss) per share

Basic earnings (loss) per share are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are calculated on the basis of the weighted average number of common shares outstanding during the period and common stock equivalents that would arise from the exercise of employee common stock options and common stock warrants using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2001, 2002 and 2003:

	Year ended December 31,
	2001	2002	2003
Numerator:
Income (loss) from continuing operations	$(70,918,912)	$(5,574,530)	$6,327,907
Loss from discontinued operations	(6,525,361)	(2,035,463)	—
Net income (loss)	$(77,444,273)	$(7,609,993)	$6,327,907
Denominator:
Weighted average shares — basic	56,109,730	56,875,327	58,330,793
Employee common stock options and warrants	—	—	938,498
Weighted average shares — diluted	56,109,730	56,875,327	59,269,291
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(1.26)	$(0.10)	$0.11
Loss from discontinued operations	$(0.12)	$(0.03)	$—
Net income (loss)	$(1.38)	$(0.13)	$0.11
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(1.26)	$(0.10)	$0.11
Loss from discontinued operations	$(0.12)	$(0.03)	$—
Net income (loss)	$(1.38)	$(0.13)	$0.11

For the years ended December 31, 2001 and 2002, diluted net loss per share is the same as basic net loss per share because common stock issuable upon exercise of employee stock options and common stock warrants is antidilutive. Outstanding employee common stock options totaling 1.8 million common shares and outstanding common stock warrants issued to AOL totaling 0.6 million common shares during the year ended December 31, 2003, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with high credit quality financial institutions. The Company is subject to concentrations of credit risk and interest rate risk related to its short-term marketable securities. The Company’s credit risk is managed by limiting the amount of investments placed with any one issuer, investing primarily in debt instruments of the U.S. Government and its agencies and high quality corporate issues generally with maturities of less than one year. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. Due to the high credit worthiness of the Company’s customers, consisting mainly of data resellers, insurance companies and governmental entities, the Company considers accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts has been recorded. The Company’s continuing operations have not experienced any significant credit losses.

Segment reporting

The Company reports segment information in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 uses the “management” approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s segments. SFAS No. 131 also requires disclosures about products and services, geographical areas and major customers. See Note 17.

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

3. OUTSOURCED GOVERNMENT PORTAL CONTRACTS

Each of the Company’s outsourced government portal contracts generally has an initial term of three to five years with provisions for renewals for various periods at the option of the government. The Company’s primary business obligation under these contracts is to design, build and operate Internet-based portals on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company is typically responsible for funding up front investment and ongoing operational costs of the government portals. The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government must approve prices and revenue sharing agreements. The Company generally owns all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only. If the Company’s contract were not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company. In some cases, the Company enters into contracts to provide consulting, development and management services to government portals in exchange for an agreed-upon fee. Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. The Company has never experienced such claims.

The following is a summary of the Company’s significant outsourced state government portal contracts at December 31, 2003:

NIC Subsidiary	Portal Name (Government Entity)	Year Services Commenced	Contract Expiration Date (Renewal Option Through)
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	1/30/2005 (1/30/2013)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	1/7/2005
New England Interactive	www.RI.gov (Rhode Island)	2001	6/19/2006 (6/19/2010)
NICUSA	www.YourOklahoma.com (Oklahoma)	2001	5/31/2004 (5/31/2006)
Montana Interactive	www.DiscoveringMontana.com (Montana)	2001	1/1/2006 (1/1/2011)
NICUSA	www.Tennessee.gov (Tennessee)	2000	8/27/2004 (8/27/2005)
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2005 (1/3/2007)
Idaho Information Consortium	www.accessIdaho.org (Idaho)	2000	12/7/2004 (12/7/2006)
Utah Interactive	www.Utah.gov (Utah)	1999	5/6/2007 (5/6/2009)
New England Interactive	www.Maine.gov (Maine)	1999	7/14/2004 (7/14/2006)
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2004
Iowa Interactive	www.iowaccess.org (Iowa)	1997	9/30/2005
Virginia Interactive	www.Virginia.gov (Virginia)	1997	9/1/2007 (9/1/2012)
Indiana Interactive	www.IN.gov (Indiana)	1995	2/28/2005
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2007 (1/31/2010)
Kansas Information Consortium	www.accessKansas.org (Kansas)	1992	12/31/2005 (12/31/2009)

As of December 31, 2003, the Company has also entered into contracts with the States of New Hampshire and Vermont, the City of Indianapolis and Marion County (IN), Dallas County (TX), Kent County (MI), Washtenaw

County (MI), the City of Tampa (FL), the City of Corpus Christi (Texas), the City of Des Moines (IA) and the Iowa State Treasurers.

4. ACCOUNTING FOR THE 1998 EXCHANGE OFFER

NIC was formed on December 18, 1997, for the sole purpose of affecting a common stock exchange offer (the “Exchange Offer”). On March 31, 1998, the Company exchanged its common shares for the common shares of five affiliated companies: National Information Consortium USA (“NICUSA”), Kansas Information Consortium (“KIC”), Indiana Interactive (“III”), Nebraska Interactive (“NII”) and Arkansas Information Consortium (“AIC”). Ownership of the five affiliated companies was similar, but not identical, leading to the conclusion to account for the Exchange Offer as a business combination. Prior to consummating the Exchange Offer, the Company was a holding company with no operations of its own. Exchange ratios were determined proportionately based on estimated 1998 pretax earnings for each company. No appraisal of fair market value of the separate companies was obtained. Management determined the fair value of the consolidated company on March 31, 1998 was $40 million. The fair value was allocated to each of the business units based upon proportional values agreed to by the shareholders in consummating the Exchange Offer. Because the shareholders of NICUSA received 54% of the Company’s common shares, NICUSA was treated as the acquirer in applying purchase accounting.

The cost of the acquired business units of approximately $18.5 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the Exchange Offer date. The fair value of net tangible assets totaled approximately $1.2 million and approximated historical carrying amounts. The sole identifiable intangible asset related to the government portal contracts and was valued at approximately $3.4 million, which was the net present value of projected future cash flows over the lives of the existing contracts discounted by 15%. Developed applications were not assigned a value because each state has a perpetual right of use license to applications developed if the Company’s relationship is terminated. The remainder of the cost, approximately $13.9 million, was allocated to goodwill.

The recorded contract intangibles and goodwill were amortized on a straight-line basis over the life of the then existing contracts. The Company recognized approximately $0.5 million of amortization expense in 2001 relating to the recorded goodwill and contract intangibles. At December 31, 2001, all recorded goodwill and contract intangibles had been fully amortized. The Exchange Offer was tax free to the shareholders. The historical tax basis in the assets and liabilities carries over to the Company, and the amortization of the goodwill and contract intangibles was not deductible for income tax purposes.

5.	SOFTWARE & SERVICES BUSINESSES — ACQUISITIONS, ALLIANCES, RESTRUCTURINGS, IMPAIRMENT LOSSES AND DISCONTINUED OPERATIONS

From September 1999 through October 2000, NIC acquired four companies and formed one business alliance that comprise the majority of the Company’s software & services businesses. Throughout this period of rapid expansion, the Company incurred substantial net losses primarily as a result of these businesses. Over the past three years, these businesses have undergone substantial organizational restructurings and consolidations resulting in impairment losses and restructuring charges. In the third and fourth quarters of 2001, the Company recorded impairment losses totaling $37.0 million and $12.5 million, respectively, relating to its NIC Commerce, NIC Technologies and NIC Conquest businesses. In the second quarter of 2002, the Company recorded impairment losses totaling $4.3 million relating to its AOL and IDT businesses. In the fourth quarter of 2001, the Company recorded restructuring charges totaling $374,000 relating primarily to its NIC Commerce business. As part of a broader strategic refocusing of the Company on its profitable core outsourced portal business during 2002, NIC exited its eProcurement business, decided to wind down its transportation businesses and restructured the other software & services businesses in an effort to accelerate the Company’s path to profitability. Management has refocused these businesses on operations it believes have demonstrable ability to produce positive net income and cash flow in the future. However, any projections of future results of operations and cash flows are subject to substantial uncertainty. The following is a discussion of each of the Company’s software & services businesses from acquisition/inception to December 31, 2003.

eFed — NIC Commerce

On September 15, 1999, NIC acquired the net assets of eFed, which was renamed NIC Commerce. NIC Commerce, the Company’s eProcurement business, designed, developed and managed online procurement software & services for federal and state markets. eFed was a division of privately held Reston, Virginia-based Electric Press, Inc. The acquisition was accounted for as a purchase and the results of NIC Commerce’s operations have been included in the Company’s consolidated statements of operations from the date of acquisition.

The total purchase price for the business was approximately $29.5 million. Total consideration included $15.0 million in cash from the proceeds of NIC’s initial public offering and the issuance of 606,000 shares of unregistered common stock with a fair value of approximately $14.5 million. The fair value of the common shares was determined based on the average closing market price of NIC’s common stock three days before, the day of, and three days after the September 13, 1999 announcement date of the acquisition.

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the closing date. The fair value of net tangible assets acquired, consisting primarily of accounts receivable, property and equipment, accounts payable and other accrued expenses, totaled $816,000 and approximated historical carrying amounts. The sole identifiable intangible asset related to NIC Commerce’s Internet procurement software. This asset was valued at approximately $21.8 million and was being amortized over an estimated three-year life. The remainder of the cost was allocated to goodwill. The goodwill was being amortized on a straight-line basis over three years.

During the third quarter of 2001, the Company identified indicators of possible impairment of its goodwill and acquired intangible asset related to the eFed acquisition. The impairment indicators included, but were not limited to, the recent restructurings in this business, which included workforce layoffs and office closings, significant underperformance of this business relative to historical and projected future operating results, management’s reallocation of capital resources from this underperforming business to its most profitable businesses, and significant negative industry and economic trends within the eProcurement sector. In addition to the management and organizational changes that had taken place at NIC Commerce since third quarter of 2000, the Company continued the restructuring of this business by eliminating the majority of its marketing and business development staff due to poor performance, with additional headcount reductions made in October 2001. Management concluded the remaining goodwill and other identifiable intangible asset related to the eFed acquisition no longer had value and recognized a $9.4 million impairment loss in the third quarter of 2001. Furthermore, in December 2001, the Company determined it was unlikely that NIC Commerce’s Colorado/Utah project would continue beyond the pilot phase of production. This, among other factors, led the Company to determine that the NIC Commerce business would be downsized further in 2002 including certain senior administrative staff and development staff to more appropriately size operations to visible demand. Such revised expectations of demand could not support the recoverability of costs NIC Commerce had capitalized on the latest versions of the eProcurement software and $4.6 million was expensed as an impairment loss in the fourth quarter of 2001.

In the second quarter of 2002, the Houston-Galveston Area Council (“HGAC”) informed NIC Commerce that HGAC was terminating its eProcurement contract with Bank of America and NIC Commerce effective May 31, 2002. HGAC cited low usage of the system as the primary reason for terminating the contract, as historical procurement volumes did not meet minimum requirements to keep the system operational. As a result of the HGAC contract termination, and as part of a broader strategic refocusing of the Company on its profitable core outsourced portal business, NIC decided to shut down its eProcurement business. In June 2002, NIC Commerce reached an agreement to terminate its remaining eProcurement contract with the State of South Carolina. As a result of the decision to shut down its eProcurement business, the Company determined that certain hardware, software and other fixed assets at NIC Commerce would no longer be useful and recorded a loss of approximately $1.4 million in the second quarter of 2002 for the amount by which the carrying value of the fixed assets exceeded their estimated fair values upon disposal. As of June 30, 2002, the Company had exited its domestic eProcurement business entirely.

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

	Year Ended December 31,
	2001	2002	2003
Statement of operations data
Revenues	$1,846,319	$221,863	$—
Costs and expenses	6,326,744	1,747,690	—
Impairment loss — capitalized software development costs	4,659,600	—	—
Loss on disposal of property and equipment	—	1,425,153	—
Depreciation and amortization	1,325,446	390,881	—
Operating loss	(10,465,471)	(3,341,861)	—
Income tax benefit	(3,940,110)	(1,306,398)	—
Loss from discontinued operations	$(6,525,361)	$(2,035,463)	$—

	December 31,
	2002	2003
Balance sheet data:
Current assets	$—	$—
Property and equipment, net	41,875	—
Other assets	—	—
Current liabilities	(7,574)	—
Net assets of discontinued operations	$34,301	$—

Conquest Softworks — NIC Conquest

On January 12, 2000, NIC merged its application services division with Conquest. Conquest, based in Durango, Colorado, was a provider of UCC and corporation software applications and services that facilitate electronic filings and document management for secretaries of state. NIC paid $6.5 million in cash and contributed the net assets of its application services division for a 65% ownership in the new company, which was renamed NIC Conquest. The merger has been accounted for as a purchase and the results of NIC Conquest’s operations are included in the Company’s consolidated statements of operations from the date of acquisition.

The total purchase price of approximately $7.0 million was allocated to NIC’s share of tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values on the closing date. The fair value of net tangible assets acquired, consisting primarily of cash, accounts receivable, and property and equipment, totaled approximately $1.7 million and approximated historical carrying amounts. The sole identifiable intangible asset related to Conquest’s UCC Web browser software application. This asset was valued at approximately $2.7 million based on the net present value of projected future net cash flows from the application over its estimated three-year life discounted by 15%. The remainder of the purchase price was allocated to goodwill. The goodwill was being amortized on a straight-line basis over three years.

On May 1, 2000, NIC acquired an additional 6.5% ownership interest in NIC Conquest from NIC Conquest’s chief executive officer in exchange for 158,941 unregistered shares of NIC common stock, giving NIC ownership of 71.5% of NIC Conquest. The exchange ratio was determined based on the closing market price of NIC’s common stock on the last trading day preceding the May 1, 2000 exchange agreement. The fair market value of the NIC shares issued in the exchange was approximately $2.0 million and was allocated to NIC’s 6.5% share of tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on date of the share exchange. The fair value of net tangible assets acquired, consisting primarily of cash, accounts receivable, and property and equipment, totaled approximately $0.2 million and approximated historical carrying amounts. The remainder of the purchase price was allocated to goodwill, which was being amortized on a straight-line basis over three years.

The NIC shares that were issued to NIC Conquest’s chief executive officer on May 1, 2000 were delivered to an escrow account and were to be released in equal annual installments over a three-year period, beginning one year from the date of the exchange agreement. The first annual installment was released in May 2001. However, the remaining two installments totaling 105,961 shares were forfeited in 2002 pursuant to certain provisions contained in the May 1, 2000 exchange agreement. The Company retired these forfeited shares in the second quarter of 2002. No value was associated with the retirement of these shares as the related goodwill was impaired in the fourth quarter of 2001 as further discussed below.

Due to developments arising in the second half of 2001 relating to NIC Conquest’s migration to a common operating platform for its core UCC and corporations filing applications, the Company determined that the balance of revenues remaining to be recognized under certain application development contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued losses of approximately $6.0 million in the third and fourth quarters of 2001. Additionally, in the fourth quarter of 2001, management decided to devote all resources to completing existing contracts and not actively market the solution to new customers. Based on this decision not to actively market the solution, the Company determined that the carrying value of capitalized software development costs relating to this business were not recoverable and had been impaired. This assessment resulted in an impairment charge during the fourth quarter of 2001 of approximately $4.4 million. As a result of the decision to curtail marketing and the uncertainty regarding future sales of this solution, management concluded that the remaining unamortized balance of goodwill related to NIC Conquest was impaired and recorded a $2.5 million impairment loss in the fourth quarter of 2001.

At any time after January 12, 2002, NIC had the right to purchase all, but not less than all, of the non-NIC shareholders’ shares for 12 times NIC Conquest’s immediately preceding 12 months’ EBITDA divided by 30 million, which is the number of outstanding Conquest shares. On March 1, 2002 (the “Call Date”), NIC exercised its call rights to purchase all of the non-NIC shareholders’ shares. Since NIC Conquest experienced negative EBITDA in calendar 2001, the purchase price of the shares was $0. In accordance with the terms of the Investor’s Rights Agreement (the ”Rights Agreement“) dated January 12, 2000, the closing of this transaction occurred on April 8, 2002. NIC granted the non-NIC shareholders certain residual rights in the Rights Agreement if NIC Conquest experiences a change in control within 48 months after the Call Date. If a change of control of NIC Conquest occurs within 12 months after the Call Date, the non-NIC shareholders would receive 35% of the difference between the price NIC paid the non-NIC shareholders and the price NIC received for NIC Conquest in a public offering, merger or acquisition. The non-NIC shareholders would receive approximately 26% of the difference in price if the event occurs within 24 months of the Call Date, 18% within 36 months of the Call Date and 9% within 48 months of the Call Date.

At December 31, 2003, NIC Conquest was primarily engaged in servicing the contract with the California Secretary of State and completing the maintenance portions of legacy contracts in Oklahoma and Arkansas. This business is not actively marketing its applications and services to new government entities.

SDR Technologies — NIC Technologies

On May 11, 2000, NIC acquired SDR, a California corporation and provider of Internet-based applications for governments. SDR was renamed NIC Technologies. NIC Technologies was acquired primarily for its application development capability but is now the Company’s ethics & elections filings business. This business designs and develops online election and ethics filing systems for federal and state government agencies. Pursuant to the Amended and Restated Agreement and Plan of Reorganization and Merger, dated May 5, 2000 (the “Merger Agreement”), each outstanding share of common stock of SDR and each outstanding share of preferred stock of SDR was converted into 0.59977 share of NIC common stock, and each outstanding option to purchase one share of SDR common stock was converted into an option to purchase 0.59977 share of NIC common stock. Based on the exchange ratio, NIC issued to SDR shareholders 1,912,097 shares of common stock and options to purchase 229,965 shares of NIC common stock as consideration. Ten percent of the total number of shares of NIC common stock issued pursuant to the Merger Agreement was held in escrow as collateral for the indemnification obligations of the selling shareholders under the Merger Agreement. The shares of NIC common stock placed in escrow were held and released in accordance with the terms and conditions of an indemnification escrow agreement. Subject to NIC’s claims against escrow shares discussed below and to certain other limitations, one half of the escrow shares were to be delivered to SDR shareholders nine months after the date of closing and any remaining escrow shares were delivered to the SDR shareholders 18 months after the date of closing. The acquisition was accounted for as a purchase, and the purchase price was approximately $39.7 million.

The purchase price per share was determined to be $17.21, which was based on the average closing market price of NIC’s common stock three days before, the day of, and three days after April 24, 2000, the date on which the parties to the Merger Agreement agreed to the 0.59977 exchange ratio. The fair value of the options issued was accounted for as a component of the total purchase price. The transaction was structured to be tax free to the SDR shareholders. The historical tax basis in the assets and liabilities carried over to NIC, and the amortization of purchase accounting intangibles was not deductible for income tax purposes.

Prior to the acquisition date, SDR issued two $1.0 million convertible promissory notes to NIC, dated January 28, 2000 and March 27, 2000, in exchange for $2.0 million in cash. On April 21, 2000, NIC elected to convert the promissory notes into 67,476 shares of SDR common stock, which were automatically cancelled and retired upon the closing of the acquisition. Pursuant to the Merger Agreement, the principal amount of the January 28, 2000 promissory note, plus interest thereon, was to be deducted from the NIC shares held in escrow. The number of shares to be deducted from escrow relating to the January 28, 2000 note was to be based on the market price of NIC common stock when the escrow shares were released to NIC. NIC and the former SDR shareholders agreed to use the August 10, 2000 closing price of NIC common stock of $7.8125 per share to determine the number of shares to be deducted from escrow. The August 10, 2000 date was based on the date the former SDR shareholders received NIC’s July 14, 2000 notice of claim against these escrow shares. As a result, NIC received 130,981 shares as indemnification for the January 28, 2000 promissory note. The principal amount of the January 28, 2000 promissory note was accounted for as a current receivable until NIC received the escrow shares, at which time the receivable and a corresponding amount of additional paid-in capital was reversed. At December 31, 2001, no shares of NIC common stock remained in escrow. The principal amount of the March 27, 2000 promissory note was accounted for as additional purchase price and was not deducted from the escrow shares. Additionally, 10,000 SDR common shares (representing 5,998 NIC common shares) issued on May 11, 2000 upon conversion of an SDR convertible promissory were deducted from the NIC shares in escrow. The total purchase price was reduced by $103,225, the fair value of the 5,998 NIC common shares to be deducted from escrow. Accordingly, the number of NIC issued and outstanding shares as of the closing date of the acquisition was reduced by 5,998 shares.

Below is a table of the purchase price, purchase price allocation and annual amortization of the intangible assets acquired:

Purchase Price:
Fair value of common stock issued	$32,898,312
Fair value of common stock options issued	3,703,912
Direct acquisition costs	2,176,072
Fair value of March 27, 2000 promissory note	1,000,000
Fair value of common stock to be deducted from escrow	(103,225)
$39,675,071

Purchase Price Allocation:		Amortization Period	Annualized Amortization of Intangibles
Fair value of net tangible assets at May 11, 2000	$(1,743,857)
Deferred tax liability	(7,585,000)
Acquired intangible assets:
Assembled domestic workforce	1,100,000	2 years	$550,000
Foreign workforce agreement	8,800,000	5 years	1,760,000
Product technology	8,200,000	3 years	2,733,333
Customer contracts	400,000	2 years	200,000
Goodwill	30,503,928	3 years	10,167,976
	$39,675,071		$15,411,309

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

At December 31, 2003, NIC Technologies was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.

Intelligent Decision Technologies — IDT

On October 13, 2000, NIC acquired Longmont, Colorado-based IDT, a provider of business-to-government reporting and filing software for the transportation industry. IDT, the Company’s transportation business, developed business-to-government applications that facilitate compliance with the Federal Highway Administration’s Commercial Vehicle Information System Network. The acquisition was accounted for as a purchase. The purchase price for the business was approximately $2.0 million, consisting of $500,000 in cash and the issuance of 520,826 shares of unregistered NIC common stock. Pursuant to the Agreement and Plan of Merger dated September 8, 2000 (the “Merger Agreement”), fifty percent of the total number of shares of NIC common stock issued was held in escrow as collateral for the indemnification obligations of the selling shareholders under the Merger Agreement. The shares of NIC common stock placed in escrow were held and released subject to the terms and conditions of an escrow agreement, whereby 60 percent of the escrow shares were delivered to the IDT shareholders one year after the date of closing, and the remaining escrow shares were delivered to the IDT shareholders two years after the date of closing. As of December 31, 2002, no shares of NIC common stock remained in escrow.

The fair value of the NIC common stock was determined based on the average closing market price of NIC’s common stock three days before, the day of, and three days after the October 13, 2000 closing date, which was the date final terms were agreed to. The purchase price of approximately $2.0 million was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The fair value of net tangible assets acquired, consisting primarily of accounts receivable, property and equipment, accounts payable and other accrued expenses, and a short-term line of credit, totaled $(118,663) and approximated historical carrying amounts. The remainder of the purchase price, approximately $2.1 million, was allocated to goodwill. The goodwill was being amortized on a straight-line basis over three years. The transaction was structured to be tax free to the IDT shareholders, and the amortization of the goodwill arising from the application of purchase accounting was not deductible for income tax purposes.

During the second quarter of 2002, the Company identified indicators of possible impairment of goodwill related to the IDT acquisition. The impairment indicators included, but were not limited to, the recent underperformance of this business relative to plan, the expected underperformance of this business as compared to projected future operating results, and NIC’s recent strategic refocusing on the Company’s core portal outsourcing business. Specifically, NIC determined that that the recent downturn in IDT’s financial performance was expected to continue and would not be temporary, as the Company previously expected. This was a reversal of IDT’s historical trend of profitability, and was primarily attributable to government-imposed contract delays and funding shortfalls on the part of governments with whom IDT had contracted. Management reached the conclusion that it would not continue to support IDT’s business and decided to wind down IDT’s operations as expeditiously and cost-effectively as possible. Accordingly, the Company concluded the remaining goodwill related to the IDT acquisition no longer had value and recognized a $1.3 million impairment loss in the second quarter of 2002.

In the fourth quarter of 2002, the Company reached a settlement with the former IDT shareholders to resolve any possible contingent liabilities NIC might have related to the shutdown of IDT prior to three years from the date of the acquisition. Under the terms of the Merger Agreement, an additional 208,333 to 520,826 shares of NIC common stock was to be issued contingent upon IDT’s meeting certain financial performance levels over three years. The Company negotiated a settlement to issue 140,000 shares of NIC common stock to the former IDT shareholders, which was less than the minimum incentive amount, because IDT was only allowed about half of the contracted time period to attempt to reach the minimum incentive level. The fair value of the common stock issued was $197,400 and was expensed in 2002. Fair value of the common stock was determined based on the closing market price of NIC’s commons stock on December 31, 2002, the effective date of the settlement. The shares were restricted for one year from the effective date of the settlement.

At December 31, 2003, the IDT business did not qualify as a discontinued operation. The Company may incur costs in future periods to exit this business. However, the Company does not currently believe these costs will have a material adverse affect on the Company’s financial condition, results of operations or liquidity.

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

As further discussed below, in the second quarter of 2002, management concluded the carrying amount of the fully vested warrants and remaining cash carriage fee were impaired. Through the second quarter of 2002, NIC recognized the cash portion of the carriage fee on a straight-line basis over the term as cost of software & services revenue and recognized the fair value of the fully vested warrants on a straight-line basis over the term as amortization expense in the consolidated statement of operations.

Under the terms of the Agreement, NIC has granted to AOL a royalty-free, non-exclusive, worldwide license to use the applications developed by NIC (the “Customized Programming and Licensed Content”). In addition, NIC has funded the initial investment and ongoing operational costs to build, operate and maintain the Customized Programming and Licensed Content. AOL and NIC share revenues generated from the license or sale of advertisement on or through the Government Guide.

During the second quarter of 2002, the Company identified indicators of possible impairment of the cash and warrant portions of the carriage fee paid and payable to AOL. Beginning in the second quarter of 2001, NIC’s share of revenues generated from AOL’s sale of advertisement through Government Guide had increased steadily on a sequential quarterly basis. However, in the second quarter of 2002, revenues from the Company’s AOL business decreased precipitously as compared to recent quarters. This was primarily a result of lower AOL Government Guide advertising revenues due to weakness in the overall advertising market in general and the online advertising market in particular. This drop in advertising revenues was in contrast to the growth in revenues the Company’s AOL business had experienced historically. Additionally, based on discussions with AOL personnel at the time, the Company did not expect its AOL business to achieve revenue growth consistent with the growth it had experienced historically. AOL had specifically noted in their filings with the SEC at the time that they expected the weakness in the online advertising market to continue for the foreseeable future. Accordingly, the Company reduced the revenue forecast for its AOL business for the remainder of 2002 and through the completion of its contract with AOL.

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

In June 2003, NIC entered into a second amendment to the Agreement (the “Second Amendment”). Among other changes to the Agreement and Amendment, the Second Amendment extended the term of the Agreement from 40 months to 52 months (ending on December 31, 2004), reduced the cash carriage fee from $2,700,000 to $2,562,500 and provided NIC the right to terminate the Agreement if quarterly advertising revenues do not reach $27,000 (the “Quarterly Minimum Revenue Share Target”) for any calendar quarter after April 1, 2003. The Quarterly Minimum Revenue Target increases to $33,000 in 2004. In the event of a shortfall of the Quarterly Minimum Revenue Share Target, AOL may elect to pay NIC the difference between the actual quarterly revenue amount and the Quarterly Minimum Revenue Share Target (the ”Shortfall Payment“). If AOL makes a Shortfall Payment, NIC’s notice of termination shall be deemed withdrawn.

As of June 30, 2003, NIC had made all cash carriage fee payments due to AOL. During the second quarter of 2003, the Company reversed $137,500 in carriage fee expense in cost of software and services revenues that was previously accrued in the second quarter of 2002 as part of the $3.0 million impairment loss discussed above.

Restructurings

In the fourth quarter of 2001, NIC Commerce incurred a pre-tax charge of approximately $374,000 relating primarily to employee severance and lease abandonment costs. This charge is included in NIC Commerce’s results as discontinued operations in the consolidated statements of operations. At December 31, 2001, $374,000 remained accrued for future payments. Employee severance costs totaling approximately $350,000 related to severance packages for nine employees in administration and application development, and all terminations were completed and payments made by the end of the first quarter 2002.

6.  MARKETABLE SECURITIES

The fair value of marketable securities was $248,816 and $249,139 at December 31, 2002 and 2003, respectively, and consisted primarily of U.S. government obligations. All marketable debt securities held by the Company at December 31, 2002 and 2003 mature within one year. Gross realized gains and losses and unrealized holding gains and losses have not been significant. As of December 31, 2002 and 2003, the Company had pledged all of its marketable securities as collateral for its bank line of credit in conjunction with a corporate credit card agreement. See Note 11.

7.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2002	2003
Furniture and fixtures	$1,409,076	$1,580,789
Equipment	6,292,736	7,232,505
Purchased software	1,249,829	1,688,843
Leasehold improvements	182,652	208,069
	9,134,293	10,710,206
Less accumulated depreciation	6,080,443	7,718,610
	$3,053,850	$2,991,596

Depreciation expense for the years ended December 31, 2001, 2002 and 2003, was $2,968,384, $2,519,205 and $1,640,638, respectively.

8.  INVESTMENTS IN AFFILIATES AND JOINT VENTURES

In March 2000, NIC completed a $5 million cash investment in E-Filing.com, Inc. (“E-Filing”), a provider of online filing applications for legal services, giving NIC ownership of 21% of E-Filing, a non-pubic company, through 2,433,800 shares of Series A voting Preferred Stock. The investment has been accounted for under the equity method. The difference between the amount of NIC’s investment (approximately $5.3 million) and underlying equity (approximately $1.4 million) in E-Filing was allocated to goodwill and was amortized over 21 months ending December 31, 2001. At December 31, 2003, the carrying value of the Company’s investment in E-Filing was $644,497, which approximates the Company’s share of E-Filing’s underlying equity. Although E-Filing is incurring net losses, the losses are relatively small and the business has sufficient financial resources to continue to operate for a significant length of time. The Company regularly reviews the carrying value of its equity method investments and records impairment losses when events and circumstances indicate that such assets are impaired. To date, the Company has not recorded any such impairment losses on its investment in E-Filing.

In March 2000, NIC completed a $5.5 million cash investment in Tidemark Computer Systems, Inc. (“Tidemark”), a provider of online permit applications for local government, giving NIC ownership of approximately 27% of Tidemark, a non-public company, through 4,530,396 shares of Series B voting Preferred Stock. The investment was accounted for under the equity method. In 2000, the Company determined that it would not be able to recover the entire carrying value of its investment and adjusted the carrying value of its investment, primarily relating to goodwill, to its estimated fair value. This adjustment resulted in a noncash impairment loss of approximately $2.1 million in the fourth quarter of 2000. In addition, NIC recorded a deferred tax asset valuation allowance of approximately $2.0 million to offset the deferred tax asset the Company had recognized relating to its investment in Tidemark. In May 2001, a private technology company acquired Tidemark for cash consideration of approximately $1.6 million. NIC received approximately $700,000 in cash from the transaction and had no investment balance remaining after the acquisition. NIC realized a gain of approximately $300,000 from the transaction, which the Company deferred until the end of the two-year indemnification period following the closing of the acquisition that covered the selling shareholders’ representations and warranties made in the acquisition agreement. The Company recognized this gain in May 2003, which is included in Equity in net loss of affiliates in the consolidated statement of operations for the year ended December 31, 2003.

In October 2000, NIC made an initial $524,000 cash investment in e-Government Solutions Limited (“eGS”), a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and NIC European Business Limited (“NIC Europe”), a European subsidiary of NIC, giving NIC initial ownership of 40% of the ordinary shares of eGS. The purpose of the eGS joint venture, based in London, England, is to deliver eGovernment services throughout Western Europe, with initial efforts to focus on the United Kingdom. In September 2001, the joint venture agreement was modified and reduced NIC’s obligation to make future cash contributions to the joint venture and gave NIC ownership of 47% of the ordinary shares of eGS. In December 2002, the joint venture agreement was again modified and, among other changes, eliminated NIC’s obligation to make future cash contributions to the joint venture, reduced NIC’s ownership in the joint venture to 20% and eliminated NIC’s participation on the board of directors of the joint venture. The investment had been accounted for under the equity method. As a result of the modification to the joint venture agreement in December 2002, the Company began to account for its investment in eGS under the cost method beginning in fiscal 2003. Through December 31, 2002, NIC’s cash contributions to eGS totaled approximately $1.0 million. At December 31, 2002, NIC had no investment balance remaining in eGS.

9.  INTANGIBLE ASSETS

At December 31, 2003 and 2002, intangible assets were primarily comprised of internal use software development costs, which are being amortized using the straight-line method over a period of three years. No significant residual value is estimated for these intangible assets. The gross carrying amount and accumulated amortization of intangible assets as of December 31, 2002 were $521,512 and $301,534, respectively. The gross carrying amount and accumulated amortization of intangible assets as of December 31, 2003 were $521,512 and $444,061, respectively.

The aggregate intangible asset amortization expense for the years ended December 31, 2001, 2002 and 2003 was $12.8 million, $0.2 million and $0.1 million, respectively. Amortization expense for the net carrying amount of intangible assets at December 31, 2003 is estimated to be less than $0.1 million in fiscal 2004. Refer to Note 5 for further discussion of the goodwill and intangible asset impairment charges recorded by the Company in 2001 and 2002.

10.  APPLICATION DEVELOPMENT CONTRACTS

Due to developments arising in the second half of 2001 relating to NIC Conquest’s decision to migrate to a common operating platform for its UCC and corporations filing applications, the Company accrued approximately $3.4 million and $2.6 million in the third and fourth quarters of 2001, respectively, under percentage-of-completion accounting for expected losses on outstanding contracts where migration was elected. These losses were recorded in cost of software & services revenues in the consolidated statements of operations. In the second quarter of 2002, the Company accrued approximately $4.3 million in cost of software & services revenues for expected losses due to project cost overruns on outstanding contracts in Arkansas, Minnesota and Oklahoma. In the fourth quarter of 2002, management reversed $800,000 of accruals recorded in the second quarter of 2002 related to its contracts in Arkansas and Oklahoma as these contracts are expected to cost less to complete than management estimated. At December 31, 2002, the Company had fulfilled all obligations under its contract with the state of Minnesota. At December 31, 2003, the Arkansas and Oklahoma systems had been accepted and are currently in the maintenance phase. At December 31, 2003, the accrual for remaining application development contracts in Arkansas and Oklahoma was approximately $0.5 million, which management believes is adequate. Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.

In September 2001, NICUSA and the Company’s NIC Conquest subsidiary were awarded a five-year contract by the California Secretary of State to develop and implement a comprehensive information management and filing system. The five-year contract to build an information management and retrieval system for the Business Programs Division of the California Secretary of State for approximately $25 million is the largest government contract NIC has ever been awarded. The Company accounts for revenues under this contract on the percentage of completion basis and currently believes this contract will be profitable.

Unbilled revenues under long-term application development contracts at December 31, 2003 and December 31, 2002 were approximately $8.5 million and $2.6 million, respectively, and are included in other current assets in the consolidated balance sheets. Of these balances at December 31, 2003 and December 31, 2002, approximately $8.5 million and $2.1 million, respectively, related to the Company’s contract with the California Secretary of State.

11.  DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year, for which the Company pays bank fees of approximately 1.5% to 2.0% of face value per annum. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $6.2 million and $6.4 million at December 31, 2002 and 2003, respectively. At December 31, 2003, the Company has collateralized certain letters of credit with approximately $5.0 million in cash and cash equivalents.

In conjunction with its business filings contract with the California Secretary of State, in March 2002, the Company issued a $5 million letter of credit as collateral for a $5 million performance bond required by the contract. The Company is scheduled to receive four major milestone payments of $3.3 million each throughout 2004, a portion of which will be paid to certain subcontractors. The first payment will be for the delivery of the UCC filing system into acceptance testing. The second payment will be for the acceptance of the UCC filing system by the Secretary of State and commencement of the associated maintenance period. The third payment will be for the delivery of the business entity filing system into acceptance testing. The fourth payment will be for the acceptance of the business entity filing system by the Secretary of State and commencement of the associated maintenance period. Prior to receiving the first major milestone payment, the Company will be required to increase the amount of the performance bond to $10 million. While the Company continues to explore options for obtaining an increased performance bond, the Company may not be able to obtain an increased bond or may elect not to obtain an increased bond due to the incremental cost and/or collateral requirements. If the Company does not obtain a $10 million performance bond, the first major milestone payment will be deferred until commencement of any maintenance period under the contract. The Company currently expects acceptance of the UCC filing system and commencement of the associated maintenance period to take place in the first half of 2004. The Company currently expects acceptance of the business entity filing system and commencement of the associated maintenance period to take place in late 2004 or early 2005.

In August 2001, the Company borrowed $1.0 million from a bank in the form of a promissory note payable to finance the purchase of certain hardware and software components for its eProcurement business. In March 2003, the Company refinanced the term note payable, which had a balance of approximately $533,000 and $363,000 at December 31, 2002 and 2003, respectively. The refinanced note bears interest at the bank’s prime rate (with a floor of 5.0%) and is payable in equal monthly installments ending in March 2006. The Company has fully collateralized the note with its cash and cash equivalents.

The Company has a $500,000 working capital line of credit, which was unused at December 31, 2002 and 2003.

At December 31, 2002 and 2003, the Company had pledged a total of approximately $6.3 million and $5.4 million, respectively, of its cash and cash equivalents as collateral under the financing arrangement that covers all of the Company’s outstanding letters of credit, term note payable and working capital line of credit, and has given the bank a security interest in certain of its accounts receivable and other assets.

The Company has a $500,000 line of credit with a separate bank in conjunction with a corporate credit card agreement. At December 31, 2002 and 2003, NIC had pledged all of its marketable securities as collateral on the line of credit. See Note 6.

12.  COMMITMENTS AND CONTINGENCIES

Operating leases

The Company and its subsidiaries lease office space and certain equipment under noncancellable operating leases. Future minimum lease payments under all noncancellable operating leases at December 31, 2003 are as follows:

Fiscal Year
2004	$1,404,492
2005	966,006
2006	599,354
2007	433,311
2008	130,511
Thereafter	—

Rent expense for operating leases for the years ended December 31, 2001, 2002 and 2003 was approximately $1,335,000, $1,612,000, and $1,603,000 respectively.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any legal proceedings.

13.  SHAREHOLDERS’ EQUITY

Common stock

On June 30, 1998, the Company and the National Information Consortium Voting Trust (the “Voting Trust”) consisting of all the Company’s then current shareholders entered into a stock purchase agreement for the Company’s shareholders to sell a 25% interest in the Company to an investment management firm. The Company did not receive any of the proceeds from the sale. Under the Voting Trust agreement, two principal shareholders have the right to vote all of the Voting Trust’s common shares and to sell all or any part of such shares. In 2003, the Voting Trust distributed 5% of its shares of NIC common stock to its members. At December 31, 2003, the Voting Trust held approximately 26.1 million shares of NIC common stock.

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

As a condition of separation and severance from the Company in the second quarter of 2002, a former executive had the right to request the Company to repurchase all of the shares of the Company’s common stock, totaling 149,488 shares, beneficially owned by the former executive that were held of record in the Voting Trust for $1.44 per share. In October 2002, the former executive exercised this right and caused the Company to repurchase his Voting Trust units for $215,260. The shares of NIC common stock represented by the Voting Trust Units have been recorded as treasury stock in the consolidated balance sheets. In 2003, the Voting Trust distributed 5% of its shares of NIC common stock to its members. This affected 7,474 shares of NIC common stock held by the Company as treasury stock. The Company retired these shares in 2003, which had an assigned value of $10,763. At December 31, 2003, the Company has 142,014 shares remaining in treasury stock.

Additional paid-in capital

During 2002, certain employees of the Company had disqualifying dispositions of common stock obtained through the exercise of incentive stock options. As a result, the Company received a federal income tax deduction of approximately $536,000 in 2002. For the year ended December 31, 2002, the Company had recognized compensation expense of approximately $217,000 for the excess of fair value of the Company’s common stock on the grant date over the exercise price for options granted to certain of these employees. A portion of the tax benefit relating to the disqualifying dispositions totaling $217,000 has been recognized in the Company’s results of operations, and the remaining tax benefit for the excess deduction was credited directly to additional paid-in capital. Also during 2002, certain current and former employees of the Company exercised non-qualified stock options. As a result, the Company received a federal income tax deduction of approximately $475,000 in 2002. For the year ended December 31, 2002, the Company had recognized compensation expense of approximately $292,000 for the excess of fair value of the Company’s common stock on the grant date over the exercise price for options granted to certain of these employees. A portion of the tax benefit relating to the exercises totaling $292,000 has been recognized in the Company’s results of operations, and the remaining tax benefit for the excess deduction was credited directly to additional paid-in capital.

At December 31, 2002, the Company had recognized a deferred tax asset of approximately $1.5 million for the cumulative stock compensation expense recognized to date related to non-qualified stock options granted to certain employees with the fair value of the Company’s common stock on the grant date greater than the exercise price for options granted. Through December 31, 2002, the actual tax deductions resulting from exercises of these non-qualified stock options were less than the cumulative amount of stock compensation expense recognized in the Company’s results of operations. The write off of the related deferred tax asset in excess of the benefits of the actual tax deductions was debited directly to additional paid-in capital for $1,341,992, which was the amount of excess tax deductions credited to additional paid in capital in prior years from previous stock option grants. The remainder of the write off of was recognized as income tax expense in the consolidated statement of operations. See Note 14.

During 2003, certain employees of the Company exercised non-qualified stock options. As a result, the Company received a federal income tax deduction in 2003. The tax benefit for the deduction of $546,623 was credited directly to additional paid-in capital.

Business acquisitions

For additional information relating to business acquisitions and other transactions involving the issuance of common stock, common stock options or warrants, refer to Note 5.

14.  INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2001	2002	2003
Current income taxes:
Federal	$—	$—	$—
State	(28,180)	206,160	332,735
Total	(28,180)	206,160	332,735
Deferred income taxes:
Federal	(16,931,093)	(3,210,702)	596,104
State	(1,725,466)	(527,498)	256,314
Total	(18,656,559)	(3,738,200)	852,418
Total income tax provision (benefit) from continuing operations	$(18,684,739)	$(3,532,040)	$1,185,153

Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31:

	2002	2003
Deferred tax assets:
Net operating loss carryforward	$26,463,945	$25,647,102
Amortization and impairment of purchase accounting goodwill and software intangibles	8,794,412	9,526,987
Capital loss on sale of affiliate	1,796,675	1,927,748
Investments in affiliates	2,287,800	2,364,802
Application development contracts	606,357	180,748
Warrants issued to AOL	821,222	—
Depreciation	170,835	—
Other	—	159,448
	40,941,246	39,806,835
Less: Valuation allowance	(5,010,701)	(4,292,550)
Total	35,930,545	35,514,285
Deferred tax liabilities:
Depreciation	—	(144,799)
Capitalized software development costs	(73,199)	(19,963)
Other	(202,028)	—
Total	(275,227)	(164,762)
Net deferred tax asset	$35,655,318	$35,349,523

For federal income tax purposes, the Company had available at December 31, 2003, total net operating loss (“NOL”) carryforwards of approximately $65.3 million that will expire in 2020 ($27.7 million), 2021 ($27.4 million) and 2022 ($10.2 million). The Company believes it is more likely than not it will generate sufficient taxable income from future operations to fully utilize the NOL carryforwards prior to expiration. The amount of the deferred tax asset considered realizable relating to these NOL’s could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

Prior to April 8, 2002, the Company’s ownership in NIC Conquest was less than 80% (see Note 5). As a result, NIC Conquest was not included in the Company’s consolidated federal income tax return prior to this time. Due to developments arising in the second half of 2001 relating to NIC Conquest’s migration to a common operating platform for its core UCC and corporations filing applications, the Company determined that the balance of revenues remaining to be recognized under existing application development contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued losses of approximately $6.0 million in the third and fourth quarters of 2001. These losses coupled with the significant underperformance of this business and uncertainty regarding future performance of this business cast substantial doubt as to whether NIC Conquest’s NOL carryforwards and other deferred tax assets could be used in the future. Consequently, in the fourth quarter of 2001, the Company provided a deferred tax asset valuation allowance of $5,284,576 for the net deferred tax asset relating to NIC Conquest. The Company acquired 100% ownership of NIC Conquest on April 8, 2002. As a result of the change in ownership, the Company released the portion of the valuation allowance that was not related to NIC Conquest’s tax NOL carryforwards generated through the date of the change in ownership. The NIC Conquest deferred tax asset valuation allowance was $3,214,026 at December 31, 2002.

In the fourth quarter of 2003, the Company completed an internal reorganization and legal entity restructuring plan to simplify NIC’s corporate structure, standardize business development and contracting practices, increase internal operating efficiencies through reduced administrative costs, and concentrate all companies under one subsidiary, NICUSA. As of December 31, 2003, most operating subsidiaries have been or are in the process of being converted to single member limited liability companies (LLCs) directly owned by NICUSA. Management believes the restructuring will be treated as tax-free reorganizations or liquidations. As a result of the restructuring, certain NOL carryforwards relating to the Company’s NIC Conquest business that were generated prior to the date the Company acquired 100% ownership of NIC Conquest can now be utilized by NICUSA. Consequently, in the fourth quarter of 2003, the Company released the deferred tax asset valuation allowance relating to NIC Conquest totaling $3,214,026.

In the fourth quarter of 2003, management identified certain deferred tax assets pertaining to section 197 intangible asset amortization that the Company had not recognized since the acquisition of NIC Conquest in January 2000. The Company believes that it is more likely than not that it will be able to utilize this deferred tax asset in the future. Accordingly, in the fourth quarter of 2003, the Company recognized an additional deferred tax asset totaling $1,483,386. The Company also identified certain estimated state NOL carryforwards that it had previously recognized that it may be unable to use. Based on a review of applicable state tax statutes, the Company concluded that there is substantial doubt it would be able to realize the full amount of certain estimated NOL carryforwards in states where the Company cannot file a consolidated income tax return. As a result, in the fourth quarter of 2003, the Company reduced its net deferred tax asset by $483,386.

In 2000, the Company recorded a deferred tax asset valuation allowance of $1,959,447 to offset the deferred tax asset the Company had recognized relating to its investment in Tidemark (see Note 8). In the second quarter of 2001, the Company sold its interest in Tidemark realizing a capital loss, which can only be offset against capital gains for federal income tax purposes. At present, there is substantial doubt about the Company’s ability to generate capital gains in the future. In 2001, the Company adjusted the deferred tax asset valuation allowance relating to Tidemark to $1,796,675. NIC realized a book gain of approximately $300,000 from the Tidemark sale, which the Company deferred until the end of the two-year indemnification period following the closing of the acquisition that covered the selling shareholders’ representations and warranties made in the acquisition agreement. The Company recognized this gain in May 2003 and adjusted the deferred tax valuation allowance relating to Tidemark to $1,927,748.

In the fourth quarter of 2003, the Company recorded a deferred tax asset valuation allowance of $1,816,022 to offset the deferred tax asset applicable to the excess of the Company’s tax over book basis of its investment in E-Filing (see Note 8). Although E-Filing is incurring net losses, the losses are relatively small and the business has sufficient financial resources to continue to operate for a significant length of time. E-Filing’s management expects to reach a cash breakeven status in 2004. At December 31, 2003, the carrying value of the Company’s investment in E-Filing was $644,497, which the Company does not believe is impaired. However, E-Filing’s business has not developed as fast as the Company had expected, and the Company currently believes that the most likely outcome is that the investment will eventually be sold. A sale at the carrying value would produce a capital loss, and at present, there is a substantial doubt about the Company’s ability to generate capital gains in the future.

In the fourth quarter of 2003, the Company recorded a deferred tax asset valuation allowance of $548,780 to offset the deferred tax asset the Company had recognized relating to its investment in eGS (see Note 8). eGS has incurred significant historical operating losses and the business has not developed as fast as the Company had expected. The Company currently believes that the most likely outcome is that the investment will eventually be sold. A sale at the carrying value would produce a capital loss, and at present, there is a substantial doubt about the Company’s ability to generate capital gains in the future.

In 2002, the Company recorded a deferred tax asset adjustment of approximately $1.5 million for compensation related to non-qualified stock options, which reduced additional paid-in capital (see Note 13).

The following table reconciles the effective income tax rate from continuing operations indicated by the consolidated statements of operations and the statutory federal income tax rate:

	Year Ended December 31,
	2001	2002	2003
Effective federal and state income tax rate	20.7%	38.8%	15.8%
Adjustment related to NIC Conquest	—	—	22.1
Reduction of state NOL carryforwards	—	—	(5.8)
Impairment of intangible assets	7.0	4.8	—
Goodwill amortization relating to the Exchange Offer and other acquisitions	4.0	—	—
Non-deductible stock compensation expense	0.2	1.1	—
State income taxes	(2.1)	(1.4)	(5.1)
Valuation allowance	5.2	(9.1)	9.4
Other	—	0.8	(1.4)
Statutory federal income tax rate	35.0%	35.0%	35.0%

15.  EMPLOYEE BENEFIT AND STOCK OPTION PLANS

Defined Contribution 401(k) Profit Sharing Plan

The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment. A discretionary match of up to 5% of an employee’s salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $349,000, $276,000 and $207,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Employee Stock Purchase Plan

In May 1999, the Company’s Board of Directors approved an employee stock purchase plan intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan permit eligible employees to purchase NIC common stock through payroll deductions up to 15% of each employee’s compensation. Amounts deducted and accumulated by the participant will be used to purchase shares of NIC’s common stock at 85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined. The first offering period under this plan commenced on April 1, 2001 and ended on March 31, 2002, with 32,504 shares being purchased. The second offering period under this plan commenced on April 1, 2002 and ended on March 31, 2003, with 48,731 shares being purchased. The third offering period under this plan commenced on April 1, 2003. The closing fair market value of NIC common stock on the first day of the third offering period was $1.71 per share. Approximately 80,000 shares of NIC common stock are expected to be purchased in the third offering period.

Stock Option Plans

The Company has two formal stock option plans (the ”NIC“ plan and the ”SDR“ plan) to provide for the granting of either incentive stock options or non-qualified stock options to encourage certain employees of the Company and its subsidiaries, and certain directors of the Company, to participate in the ownership of the Company, and to provide additional incentive for such employees and directors to promote the success of its business through sharing the future growth of such business. The NIC plan was adopted in May 1998 and amended in November 1998 and May 1999. Under the NIC plan, the Company is authorized to grant options for up to 9,286,754 common shares. Employee options are generally exercisable one year from date of grant in cumulative annual installments of 25% to 33% and expire four years after the grant date. At December 31, 2003, a total of 1,679,759 options were available for future grants under the NIC plan. The SDR plan was adopted in May 2000 in conjunction with NIC’s acquisition of SDR. Under the SDR plan, the Company is authorized to grant options for up to 229,965 common shares. No options that are in addition to those granted upon the close of the SDR acquisition will be granted under the SDR plan. There have been no option repricings under the plans.

A summary of the activity under the Company’s stock option plans for the years ended December 31, 2001, 2002 and 2003 is presented below:

	2001		2002		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	6,192,706	$7.80	7,663,866	$5.36	4,758,470	$5.95
Granted	3,161,361	$3.29	1,345,450	$1.81	1,880,243	$3.45
Exercised	(216,626)	$1.47	(1,915,094)	$1.51	(574,595)	$2.02
Expired	(370,141)	$18.06	(1,221,181)	$6.32	(973,210)	$14.44
Canceled	(1,103,434)	$9.60	(1,114,571)	$4.08	(524,369)	$2.69
Outstanding at December 31	7,663,866	$5.36	4,758,470	$5.95	4,566,539	$3.98
Exercisable at December 31	2,831,632	$5.64	1,626,629	$9.92	1,395,010	$5.52
Weighted average grant-date fair value of options granted during the year		$2.45		$1.18		$2.24

In 2001 and 2002, all options were granted with exercise prices equal to the market price of the Company’s common stock on the grant date. In 2003, the Company granted 1,633,200 options with exercise prices equal to the market price of the Company’s common stock on the grant date. The weighted average exercise price of such shares was $3.45 and the weighted average grant-date fair value was $2.29. Additionally, in 2003, the Company granted 247,043 options with exercise prices that exceeded the market price of the Company’s common stock on the grant date. The weighted average exercise price of such shares was $3.45 and the weighted average grant-date fair value was $1.93.

The following table summarizes information about stock options outstanding under the Plan at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
$1.53–2.24	1,448,529	2.0	$1.85	642,347	$1.87
$2.30–3.40	1,681,543	4.4	$3.03	31,088	$3.07
$3.47–5.06	714,561	2.2	$3.82	333,953	$3.78
$6.94–10.38	602,106	2.7	$8.35	270,322	$9.29
$11.13–13.75	63,000	0.5	$11.87	60,500	$11.85
$19.32–43.88	56,800	0.0	$33.71	56,800	$33.71

Including expense related to options granted prior to January 1, 2001 with exercise prices less than the fair market value of the Company’s common stock on the various grant dates, the Company recognized a total of $1,507,780 of stock compensation expense related to common stock options for the year ended December 31, 2001. Total deferred compensation expense in the consolidated balance sheet was $1,306,569 at December 31, 2001. The

Company recognized this $1,306,569 of stock compensation expense during the year ended December 31, 2002 and had no deferred compensation expense remaining at December 31, 2002.

16.  RELATED PARTY TRANSACTIONS

The Company rents aircraft on an hourly basis from a company that is owned by two shareholders/directors of the Company at costs the Company believes are reasonable compared to similar services provided by third parties. One of these directors is the current Chairman and Chief Executive Officer of the Company. In 2002 and 2003, payments made to this company totaled approximately $260,000 and $565,000, respectively.

17.  REPORTABLE SEGMENTS AND RELATED INFORMATION

In the third quarter of 2003, the Company changed the manner by which its reportable segments are internally organized and managed. The Company combined its eGovernment Products businesses (Products) and its AOL division (AOL) into one reportable segment referred to as Software & Services. The AOL business is no longer considered to be of continuing significance to the Company and is now being managed as part of the Company’s Software & Services segment. The Products segment previously included the Company’s corporate filings business (NIC Conquest), ethics & elections filings business (NIC Technologies) and commercial vehicle compliance business (IDT). As a result, the Company’s reportable segments now consist of its outsourced portal businesses (Outsourced Portals) and Software & Services businesses. The Outsourced Portals segment includes the Company’s subsidiaries operating outsourced state and local government portals and the corporate divisions that support portal operations. Segment information for all periods presented has been restated to reflect the new internal organization of the Company. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.” There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all segments.

In the first quarter of 2003, management changed the measure of profitability by which it evaluates the performance of its segments and allocates resources to them from EBITDA (as the Company had defined it) to operating income (loss). Segment information for the prior year periods has been revised to reflect the new measure of segment profitability.

In the second quarter of 2002, the results of operations of NIC Commerce were classified as discontinued operations with information presented for all periods reflecting the new classification. For segment reporting purposes, NIC Commerce’s operations were previously reported in the eProcurement segment.

The table below reflects summarized financial information for the Company’s reportable segments for the years ended December 31:

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2001
Revenues	$26,370,764	$10,649,616	$—	$37,020,380
Costs & expenses	21,617,892	15,888,197	10,028,740	47,534,829
Impairment loss	—	48,834,490	—	48,834,490
Stock compensation	—	—	1,525,022	1,525,022
Depreciation & amortization	2,072,147	24,274,399	281,015	26,627,561
Operating income (loss)	$2,680,725	$(78,347,470)	$(11,834,777)	$(87,501,522)

2002
Revenues	$34,778,978	$12,766,432	$—	$47,545,410
Costs & expenses	22,182,302	16,242,182	8,440,231	46,864,715
Impairment loss	—	4,316,230	—	4,316,230
Stock compensation	—	—	1,306,569	1,306,569
Depreciation & amortization	1,661,876	1,146,755	179,758	2,988,389
Operating income (loss)	$10,934,800	$(8,938,735)	$(9,926,558)	$(7,930,493)

2003
Revenues	$40,209,000	$10,622,209	$—	$50,831,209
Costs & expenses	24,146,551	9,374,568	8,189,028	41,710,147
Depreciation & amortization	1,407,626	229,819	145,719	1,783,164
Operating income (loss)	$14,654,823	$1,017,822	$(8,334,747)	$7,337,898

The following is a reconciliation of total segment operating income (loss) to total consolidated income (loss) from continuing operations before income taxes and minority interest for the years ended December 31:

	2001	2002	2003
Total operating income (loss) for reportable segments	$(87,501,522)	$(7,930,493)	$7,337,898
Interest income	966,423	179,829	100,215
Interest expense	(38,789)	(49,193)	(20,927)
Equity in net loss of affiliates	(3,271,876)	(1,234,938)	106,716
Other income (expense), net	(233,189)	(71,775)	(10,842)
Income (loss) from continuing operations before income taxes and minority interest	$(90,078,953)	$(9,106,570)	$7,513,060

The highest volume, most commercially valuable service the Company offers is access to motor vehicle records through the Company’s outsourced government portals, referred to as DMV records. This service accounted for approximately 64%, 64% and 62% of the Company’s portal revenues in 2001, 2002 and 2003, respectively, and approximately 46%, 47% and 49% of the Company’s total revenues in 2001, 2002 and 2003, respectively.

A primary source of revenue is derived from data resellers, who use of the Company’s government portals to access DMV records for sale to the auto insurance industry. For the year ended December 31, 2001, one of these data resellers accounted for approximately 43% of the Company’s portal revenues and 31% of the Company’s total revenues. For the year ended December 31, 2002, one of these data resellers accounted for approximately 47% of the Company’s portal revenues and 34% of the Company’s total revenues. For the year ended December 31, 2003, one of these data resellers accounted for approximately 44% of the Company’s portal revenues and 35% of the Company’s total revenues. At December 31, 2003, this one data reseller accounted for approximately 41% of the Company’s accounts receivable.

18. UNAUDITED QUARTERLY OPERATING RESULTS

The unaudited quarterly information below is subject to seasonal fluctuations resulting in lower portal revenues in the fourth quarter of each calendar year, due to the smaller number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods. For additional information on significant items affecting the quarterly results for the periods presented, refer to Notes 5, 8, 10 and 14 above.

2001

	Three Months Ended				Year Ended December 31, 2001
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues:
Portal revenues	$5,431,930	$6,144,014	$7,747,011	$7,047,809	$26,370,764
Software & services revenues	2,140,283	3,211,232	2,885,785	2,412,316	10,649,616
Total revenues	7,572,213	9,355,246	10,632,796	9,460,125	37,020,380
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	4,341,083	4,719,613	5,403,791	5,008,316	19,472,803
Cost of software & services revenues, exclusive of depreciation & amortization	1,823,128	2,700,836	5,842,880	4,128,253	14,495,097
Selling & administrative	4,892,752	4,726,308	4,628,941	3,318,928	17,566,929
Impairment loss	—	—	36,997,108	7,837,382	44,834,490
Stock compensation	386,274	403,556	386,211	348,981	1,525,022
Depreciation & amortization	8,115,985	8,156,062	8,160,350	2,195,164	26,627,561
Total operating expenses	19,559,222	20,706,375	61,419,281	22,837,024	124,521,902
Operating loss	(11,987,009)	(11,351,129)	(50,786,485)	(13,376,899)	(87,501,522)
Other income (expense):
Interest income	462,701	260,176	164,800	78,746	966,423
Interest expense	(6,636)	(3,671)	(12,089)	(16,393)	(38,789)
Equity in net loss of affiliates	(820,155)	(676,148)	(541,322)	(1,234,251)	(3,271,876)
Other income (expense), net	7,458	(124,168)	42,497	(158,976)	(233,189)
Total other income (expense)	(356,632)	(543,811)	(346,114)	(1,330,874)	(2,577,431)
Loss from continuing operations before income taxes and minority interest	(12,343,641)	(11,894,940)	(51,132,599)	(14,707,773)	(90,078,953)
Income tax expense (benefit)	(3,164,216)	(3,222,536)	(12,543,764)	245,777	(18,684,739)
Loss from continuing operations before minority interest	(9,179,425)	(8,672,404)	(38,588,835)	(14,953,550)	(71,394,214)
Minority interest	(21,859)	10,196	(463,639)	—	(475,302)
Loss from continuing operations	(9,157,566)	(8,682,600)	(38,125,196)	(14,953,550)	(70,918,912)
Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $773,729, $683,726, $382,718 and $2,099,937)	(976,007)	(1,073,937)	(577,058)	(3,898,359)	(6,525,361)
Net loss	$(10,133,573)	$(9,756,537)	$(38,702,254)	$(18,851,909)	$(77,444,273)
Basic and dilued net loss per share:
Loss per share — continuing operations	$(0.16)	$(0.15)	$(0.68)	$(0.27)	$(1.26)
Loss per share — discontinued operations	$(0.02)	$(0.02)	$(0.01)	$(0.07)	$(0.12)
Net loss per share	$(0.18)	$(0.17)	$(0.69)	$(0.34)	$(1.38)
Weighted average shares outstanding	56,040,789	56,066,794	56,089,556	56,239,814	56,109,730

2002

	Three Months Ended				Year Ended December 31, 2002
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues:
Portal revenues	$8,485,907	$9,002,070	$8,862,950	$8,428,051	$34,778,978
Software & services revenues	3,610,751	3,931,627	2,805,338	2,418,716	12,766,432
Total revenues	12,096,658	12,933,697	11,668,288	10,846,767	47,545,410
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	4,958,355	4,690,127	5,065,111	5,141,727	19,855,320
Cost of software & services revenues, exclusive of depreciation & amortization	2,334,392	7,677,832	2,125,326	1,549,746	13,687,296
Selling & administrative	3,794,712	3,781,136	3,254,586	2,491,665	13,322,099
Impairment loss	—	4,316,230	—	—	4,316,230
Stock compensation	311,146	995,423	—	—	1,306,569
Depreciation & amortization	928,015	938,316	567,194	554,864	2,988,389
Total operating expenses	12,326,620	22,399,064	11,012,217	9,738,002	55,475,903
Operating income (loss)	(229,962)	(9,465,367)	656,071	1,108,765	(7,930,493)
Other income (expense):
Interest income	41,008	55,269	37,516	46,036	179,829
Interest expense	(11,088)	(21,564)	(20,059)	3,518	(49,193)
Equity in net loss of affiliates	(224,201)	(457,773)	(286,014)	(266,950)	(1,234,938)
Other income (expense), net	—	(36,275)	(54)	(35,446)	(71,775)
Total other income (expense)	(194,281)	(460,343)	(268,611)	(252,842)	(1,176,077)
Income (loss) from continuing operations before income taxes	(424,243)	(9,925,710)	387,460	855,923	(9,106,570)
Income tax expense (benefit)	(10,179)	(4,090,811)	167,943	401,007	(3,532,040)
Income (loss) from continuing operations	(414,064)	(5,834,899)	219,517	454,916	(5,574,530)
Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $327,346, $974,227, $4,825 and $0)	(466,292)	(1,561,590)	(7,581)	—	(2,035,463)
Net income (loss)	$(880,356)	$(7,396,489)	$211,936	$454,916	$(7,609,993)
Basic and dilued net income (loss) per share:
Income (loss) per share — continuing operations	$(0.01)	$(0.10)	$0.00	$0.01	$(0.10)
Loss per share — discontinued operations	$(0.01)	$(0.03)	$(0.00)	$—	$(0.03)
Net income (loss) per share	$(0.02)	$(0.13)	$0.00	$0.01	$(0.13)
Weighted average shares outstanding:
Basic	56,358,387	56,492,530	56,811,394	57,823,599	56,875,327
Diluted	56,358,387	56,492,530	57,006,631	57,859,897	56,875,327

2003

	Three Months Ended				Year Ended December 31, 2003
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenues:
Portal revenues	$9,789,726	$10,149,381	$9,941,519	$10,328,374	$40,209,000
Software & services revenues	2,729,696	2,756,739	2,930,874	2,204,900	10,622,209
Total revenues	12,519,422	12,906,120	12,872,393	12,533,274	50,831,209
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	5,079,740	5,285,988	5,415,040	5,805,222	21,585,990
Cost of software & services revenues, exclusive of depreciation & amortization	2,143,536	2,241,781	2,276,224	1,781,230	8,442,771
Selling & administrative	3,120,430	2,936,847	2,852,553	2,771,556	11,681,386
Depreciation & amortization	491,985	449,771	471,238	370,170	1,783,164
Total operating expenses	10,835,691	10,914,387	11,015,055	10,728,178	43,493,311
Operating income	1,683,731	1,991,733	1,857,338	1,805,096	7,337,898
Other income (expense):
Interest income	28,782	29,979	21,198	20,256	100,215
Interest expense	(5,222)	(4,257)	(5,977)	(5,471)	(20,927)
Equity in net loss of affiliates	(60,000)	261,450	(40,734)	(54,000)	106,716
Other income (expense), net	1,002	424	(12,437)	169	(10,842)
Total other income (expense)	(35,438)	287,596	(37,950)	(39,046)	175,162
Income before taxes	1,648,293	2,279,329	1,819,388	1,766,050	7,513,060
Income tax expense (benefit)*	659,321	922,844	736,961	(1,133,973)	1,185,153
Net income	$988,972	$1,356,485	$1,082,427	$2,900,023	$6,327,907
Basic and dilued net income per share:	$0.02	$0.02	$0.02	$0.05	$0.11
Weighted average shares outstanding:
Basic	58,134,548	58,233,537	58,356,861	58,592,905	58,330,793
Diluted	58,168,711	58,653,630	59,402,423	60,847,076	59,269,291

*	The income tax benefit in the fourth quarter of 2003 was the result of adjustments recorded to deferred taxes, which increased net income by $1,849,000 and basic and diluted net income per share by $0.03. See Note 14.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
NIC Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of NIC Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
February 27, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures were adequately designed and operating effectively.

There has been no significant change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors of the Company and the executive officers of the Company will be set forth under the captions “Board of Directors” and “Executive Officers” in the Company’s proxy statement related to its 2004 annual meeting of shareholders (the “Proxy Statement”) and is incorporated herein by reference since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to regulation 14A. Information required by Item 405 of Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to “Executive Compensation” in the Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to “Share Ownership” in the Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

The following table shows the Company’s common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance
Equity compensation plans approved by security holders	4,536,862	$4.00	1,679,759
Equity compensation plans not approved by security holders (1)	29,677	$1.85	2,399

__________

(1)	In connection with the Company’s acquisition of SDR Technologies, Inc. in May 2000, the Company adopted the 1999 Stock Option Plan of SDR Technologies, Inc (the ”SDR Plan“). Options to purchase 229,965 shares were granted in connection with the acquisition of SDR. However, no options in addition to those granted at the close of the SDR transaction will be granted under this plan. The SDR Plan is administered by the Compensation Committee of the Company’ Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To the extent applicable the information required by this item is incorporated herein by reference to “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to “Independent Public Accountants” in the Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Exhibit Number	Description
3.1	Articles of Incorporation of the registrant(1)
3.2	Bylaws of the registrant(1)
3.3	Articles of Amendment to Articles of Incorporation of the registrant(7)
4.1	Reference is made to Exhibits 3.1 and 3.2(1)
4.2	Investor Rights Agreement dated June 30, 1998(1)
4.3	Investors’ Rights Agreement, dated January 12, 2000(2)
4.4	Specimen Stock Certificate of the registrant(1)
9.1
Voting Trust Agreement between Jeffery S. Fraser and Ross C. Hartley and certain Holders of Shares of National Information Consortium, Inc. dated June 30, 1998 and form of the voting trust certificate(1)

10.1	Form of Indemnification Agreement between the registrant and each of its executive officers and directors(1)
10.2	Registrant’s 1998 Stock Option Plan, as amended and restated(1)
10.3	Registrant’s 1999 Employee Stock Purchase Plan(1)
10.4	Employment Agreement between the registrant and Jeffery S. Fraser dated July 1, 1998(1)
10.5	Employment Agreement between the registrant and William F. Bradley, Jr. dated July 24, 1998(1)
10.6	Employment Agreement between the registrant and Samuel R. Somerhalder dated July 24, 1998(1)
10.7	Employment Agreement between the registrant and Harry H. Herington dated July 24, 1998(1)
10.8	Employment Agreement between the registrant and Joseph Nemelka, dated July 24, 1998(2)
10.9	Employment Agreement between the registrant and James B. Dodd dated January 1, 1999(1)
10.10	Employment Agreement between the registrant and Ray G. Coutermarsh dated February 1, 2000(2)
10.11	Employment Agreement between the registrant and Terrence Parker dated November 9, 1999(2)
10.12
Contract for Network Manager Services between the Information Network of Kansas and Kansas Information Consortium, Inc. dated December 18, 1991 with addenda dated October 15, 1992, August 19, 1993, May 26, 1995 and June 13, 1996 and amendment on March 2, 1998(1)

10.13	Contract for Network Manager Services between the State of Indiana by and through the Intelenet Commission and Indian@ Interactive, Inc., dated July 18, 1995(1)
10.14	Services Contract by and between National Information Consortium, U.S.A. and the GeorgiaNet Authority, an agency of the State of Georgia, dated September 15, 1996(1)
10.15	Contract for Network Manager between Information Network of Arkansas by and through the Information Network of Arkansas Board and Arkansas Information Consortium, Inc. dated July 2, 1997(1)

Exhibit Number	Description
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
10.24
Sublease for the registrant’s offices at 12 Corporate Woods, Overland Park dated May 14, 1999, and First Sublease Modification Agreement dated December 15, 1999, and Lease for the same address dated January 15, 1995 with First Lease Modification dated October 30, 1996(1)

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

10.34	Registrant’s 1999 Stock Option Plan of SDR Technologies, Inc.(4)
10.35
Agreement and Plan of Merger, dated as of September 8, 2000, by and among the registrant, Cherry Hills Acquisition Sub, Inc., a Colorado corporation and wholly owned subsidiary of the registrant, and Intelligent Decision Technologies, Ltd.(5)

10.36	Employment agreement between the Registrant and William F. Bradley, dated September 1, 2000(5)
10.37	Employment agreement between the Registrant and Samuel R. Somerhalder, dated September 1, 2000(5)
10.38	Employment agreement between the Registrant and Harry H. Herington, dated September 1, 2000(5)
10.39	Employment agreement between the Registrant and Joseph Nemelka, dated September 1, 2000(5)
10.40	Employment agreement between the Registrant and James B. Dodd, dated September 1, 2000(5)

Exhibit Number	Description
10.41	Employment agreement between the Registrant and Ray G. Coutermarsh, dated September 1, 2000(5)
10.42	Employment agreement between the Registrant and Pradeep K. Agarwal, dated September 1, 2000(5)
10.43	Employment agreement between the Registrant and Kevin C. Childress, dated September 1, 2000(5)
10.44	Employment agreement between the Registrant and Stephen M. Kovzan, dated September 1, 2000(5)
10.45	Contract Between the State of Tennessee, Department of Finance and Administration and National Information Consortium USA, Inc., dated August 28, 2000(5)
10.46
Self Funded Electronic Government Services Term Contract between the Department of Administration of the State of Montana and National Information Consortium USA, Inc., doing business in Montana through the subsidiary Montana Interactive, Inc., dated December 21, 2000(5)

10.47	Business Programs Automation Agreement, dated September 6, 2001, between National Information USA, Inc. and the State of California(6)
10.48	Employment agreement between the Registrant and Eric J. Bur dated April 1, 2001 (8)
10.49	Employment agreement between the Registrant and Richard L. Brown, dated March 1, 1999
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of Chairman of the Board and Chief Executive Officer and Chief Financial Officer furnished in accordance with Securities Act Release 33-8212

__________

(1)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-77939
(2)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-30872
(3)	Incorporated by reference to Form 8-K filed with the SEC on May 26, 2000
(4)	Incorporated by reference to Registration Statement on Form S-8, File No. 333-37000
(5)	Incorporated by reference to Form 10-K filed with the SEC on April 2, 2001
(6)	Incorporated by reference to Form 10-Q filed with the SEC on November 14, 2001
(7)	Incorporated by reference to Form 10-Q filed with the SEC on May 14, 2002
(8)	Incorporated by reference to Form 10-K filed with the SEC on March 25, 2002

(b) Reports on Form 8-K.

The registrant has filed the following reports on Form 8-K since September 30, 2003:

A Report on Form 8-K was filed with the Securities and Exchange Commission on October 31, 2003, with attached press release of the Company dated October 30, 2003, announcing third quarter operating results for fiscal 2003.

A Report on Form 8-K was filed with the Securities and Exchange Commission on November 3, 2003 with attached press release of the Company dated October 31, 2003, announcing that the trustees of the National Information Consortium Voting Trust have distributed five percent of the NIC shares held by the trust to its beneficial holders, and that four affiliates of NIC, who are also beneficiaries of the trust, intend to adopt prearranged trading plans in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934.

A Report on Form 8-K was filed with the Securities and Exchange Commission on January 30, 2004, with attached press release of the Company dated January 29, 2004, announcing fourth quarter operating results for fiscal 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

NIC INC.

By:    /s/ Jeffery S. Fraser

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffery S. Fraser	Chairman and Chief Executive Officer (Principal Executive Officer)	March 12, 2004
/s/ Eric J. Bur	Chief Financial Officer (Principal Financial Officer)	March 12, 2004
/s/ Stephen M. Kovzan	Vice President, Financial Operations Chief Accounting Officer (Principal Accounting Officer)	March 12, 2004
/s/ John L. Bunce, Jr.	Director	March 12, 2004
/s/ Daniel J. Evans	Director	March 12, 2004
/s/ Ross C Hartley	Director	March 12, 2004
/s/ Pete Wilson	Director	March 12, 2004