Form 10-Q
period 2004-03-31
NIC INC
filed 2004-05-07
CIK 1065332

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the registrant's common stock as of April 30, 2004 was 58,852,550.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NIC Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands except for share amounts

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$15,160	$13,540
Cash and cash equivalents—restricted	5,325	5,363
Marketable securities	250	249
Trade accounts receivable	20,357	17,871
Deferred income taxes	182	181
Prepaid expenses	661	698
Other current assets	10,037	8,845

Total current assets	51,972	46,747
Property and equipment, net	3,243	2,992
Deferred income taxes	34,118	35,169
Other assets	108	110
Investments in affiliates	575	644
Intangible assets, net	63	77

Total assets	$90,079	$85,739

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,208	$16,345
Accrued expenses	6,771	5,245
Note payable—current portion	158	156
Application development contracts	467	465
Other current liabilities	186	158

Total current liabilities	24,790	22,369
Note payable—long-term portion	167	207

Total liabilities	24,957	22,576

Commitments and contingencies (Notes 1 and 2)	—	—
Shareholders' equity:
Common stock, no par, 200,000,000 shares authorized 58,852,550 and 58,715,672 shares issued and outstanding	—	—
Additional paid-in capital	199,286	198,929
Accumulated deficit	(133,959)	(135,561)

	65,327	63,368
Less treasury stock	(205)	(205)

Total shareholders' equity	65,122	63,163

Total liabilities and shareholders' equity	$90,079	$85,739

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

thousands except for per share amounts

	Three-months ended March 31,
	2004	2003
Revenues:
Portal revenues	$12,231	$9,790
Software & services revenues	2,188	2,730

Total revenues	14,419	12,520

Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	5,853	5,080
Cost of software & services revenues, exclusive of depreciation & amortization	2,080	2,144
Selling & administrative	3,232	3,120
Depreciation & amortization	388	492

Total operating expenses	11,553	10,836

Operating income	2,866	1,684

Other income (expense):
Interest income	21	29
Interest expense	(5)	(5)
Equity in net loss of affiliates	(69)	(60)

Total other income (expense)	(53)	(36)

Income before income taxes	2,813	1,648
Income tax provision	1,211	659

Net income	$1,602	$989

Basic and diluted net income per share	$0.03	$0.02

Weighted average shares outstanding:
Basic	58,744	58,135

Diluted	61,016	58,169

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

thousands

	Three-months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,602	$989
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	388	492
Application development contracts	2	(459)
Deferred income taxes	1,246	612
Deferred income tax benefit related to stock options	(98)	—
Equity in net loss of affiliates	69	60
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(2,486)	(1,487)
Decrease in prepaid expenses	37	27
(Increase) in other current assets	(1,192)	(1,291)
Decrease in other assets	2	7
Increase in accounts payable	863	610
Increase in accrued expenses	1,643	575
Increase (decrease) in other current liabilities	28	(189)

Net cash provided by (used in) operating activities	2,104	(54)

Cash flows from investing activities:
Purchases of property and equipment	(626)	(268)

Net cash used in investing activities	(626)	(268)

Cash flows from financing activities:
Cash and cash equivalents—restricted	38	838
Payments on note payable	(38)	(71)
Proceeds from exercise of employee stock options	142	133

Net cash provided by financing activities	142	900

Net increase in cash and cash equivalents	1,620	578
Cash and cash equivalents, beginning of period	13,540	9,559

Cash and cash equivalents, end of period	$15,160	$10,137

Other cash flow information:
Interest paid	$5	$5

Income taxes paid	$103	$71

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        NIC Inc. ("NIC" or the "Company") has prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In management's opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the results of operations for the interim periods presented. These financial statements and notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 12, 2004, and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

1.     APPLICATION DEVELOPMENT CONTRACTS

        In the second quarter of 2002, the Company accrued approximately $4.3 million in cost of software & services revenues for expected losses due to project cost overruns on outstanding contracts in Arkansas, Minnesota and Oklahoma. In the fourth quarter of 2002, management reversed $800,000 of accruals recorded in the second quarter of 2002 related to its contracts in Arkansas and Oklahoma as these contracts are expected to cost less to complete than management estimated. At December 31, 2002, the Company had fulfilled all obligations under its contract with the state of Minnesota. At March 31, 2004, the Arkansas and Oklahoma systems had been accepted and are currently in the maintenance phase. At March 31, 2004, the accrual for remaining application development contracts in Arkansas and Oklahoma was approximately $0.5 million, which management believes is adequate. Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.

        Unbilled revenues under long-term application development contracts, relating solely to the Company's contract with the California Secretary of State, at March 31, 2004 and December 31, 2003 were approximately $9.7 million and $8.5 million, respectively, and are included in other current assets in the consolidated balance sheets.

2.     DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

        The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year, for which the Company pays bank fees of approximately 1.5% to 2.0% of face value per annum. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $6.4 million at March 31, 2004 and December 31, 2003. At March 31, 2004, the Company has collateralized certain letters of credit with approximately $5.0 million in cash and cash equivalents.

        In conjunction with its business filings contract with the California Secretary of State, in March 2002, the Company issued a $5 million letter of credit as collateral for a $5 million performance bond required by the contract. The Company is scheduled to receive four major milestone payments of $3.3 million each throughout 2004 and 2005, a portion of which will be paid to certain subcontractors. The first payment will be for the delivery of the UCC filing system into acceptance testing. The second payment will be for the acceptance of the UCC filing system by the Secretary of State and commencement of the associated maintenance period. The third payment will be for the delivery of the business entity filing system into acceptance testing. The fourth payment will be for the acceptance of the business entity filing system by the Secretary of State and commencement of the associated maintenance period. Prior to receiving the first major milestone payment, the Company will be required to increase the amount of the performance bond to $10 million. While the Company continues to explore options for obtaining an increased performance bond, the Company may not be able to obtain an increased bond or may elect not to obtain an increased bond due to the incremental cost and/or collateral requirements. If the Company does not obtain a $10 million performance bond, the first major milestone payment will be deferred until commencement of any maintenance period under the contract. The Company currently expects acceptance of the UCC filing system and commencement of the associated maintenance period to take place in the first half of 2004. The Company currently expects acceptance of the business entity filing system and commencement of the associated maintenance period to take place in early 2005. If the Company fails to meet its current schedule for acceptance of the UCC and business entity systems, milestone payments would be delayed and the Company would need more working capital than it is currently anticipating. Upon acceptance of the business entity filing system and commencement of the associated maintenance period, the Company is no longer required to provide a performance bond under this contract.

        At March 31, 2004 and December 31, 2003, the balance of the Company's term note payable was approximately $325,000 and $363,000, respectively. The note bears interest at the bank's prime rate (with a floor of 5.0%) and is payable in equal monthly installments ending in March 2006. The Company has fully collateralized the note with its cash and cash equivalents.

        The Company has a $500,000 working capital line of credit, which was unused at March 31, 2004 and December 31, 2003.

        At March 31, 2004 and December 31, 2003, the Company had pledged a total of approximately $5.3 million and $5.4 million, respectively, of its cash and cash equivalents as collateral under the financing arrangement that covers all of the Company's outstanding letters of credit, term note payable and working capital line of credit, and has given the bank a security interest in certain of its accounts receivable and other assets.

        The Company has a $500,000 line of credit with a separate bank in conjunction with a corporate credit card agreement. At March 31, 2004 and December 31, 2003, NIC had pledged all of its marketable securities as collateral on the line of credit.

3.     REPORTABLE SEGMENTS AND RELATED INFORMATION

        The Company's two reportable segments consist of its Outsourced Portal businesses and Software & Services businesses. The Outsourced Portals segment includes the Company's subsidiaries operating outsourced state and local government portals and the corporate divisions that support portal operations. The Software & Services segment includes the Company's corporate filings business (NIC Conquest), ethics & elections filings business (NIC Technologies), commercial vehicle compliance business (IDT) and AOL division. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items." There have been no significant intersegment transactions for the periods reported.

        The table below reflects summarized financial information concerning the Company's reportable segments for the three months ended March 31 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2004
Revenues	$12,231	$2,188	$—	$14,419

Costs & expenses	6,751	2,159	2,255	11,165
Depreciation & amortization	309	57	22	388

Operating income (loss)	5,171	(28)	(2,277)	2,866
2003
Revenues	9,790	2,730	—	12,520

Costs & expenses	5,723	2,391	2,230	10,344
Depreciation & amortization	383	66	43	492

Operating income (loss)	3,684	273	(2,273)	1,684

        The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended March 31 (in thousands):

	2004	2003
Total operating income for reportable segments	$2,866	$1,684
Interest income	21	29
Interest expense	(5)	(5)
Equity in net loss of affiliates	(69)	(60)

Consolidated income before income taxes	$2,813	$1,648

4.     EARNINGS PER SHARE

        Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period and common stock equivalents that would arise from the exercise of employee common stock options using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three-months Ended March 31,
	2004	2003
Numerator:
Net income	$1,602	$989

Denominator:
Weighted average shares—basic	58,744	58,135
Employee common stock options	2,272	34

Weighted average shares—diluted	61,016	58,169

Basic earnings per share:
Net income	$0.03	$0.02

Diluted earnings per share:
Net income	$0.03	$0.02

        Outstanding employee common stock options totalling 0.7 million and 3.2 million common shares during the three-month periods ended March 31, 2004 and 2003, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods. Outstanding common stock warrants issued to AOL totaling 0.6 million common shares during the three-month period ended March 31, 2003, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the period.

5.     STOCK-BASED COMPENSATION

        The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands, except per share amounts):

	Three-months Ended March 31,
	2004	2003
Net income, as reported	$1,602	$989
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(607)	(1,435)

Pro forma net income (loss)	$995	$(446)

Basic and diluted net income per share, as reported	$0.03	$0.02

Basic and diluted net income (loss) per share, pro forma	$0.02	$(0.01)

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

        For purposes of this pro forma disclosure, the estimated fair value of options is amortized to expense over the option vesting periods. Such pro forma impact on net income and basic and diluted net income per share is not necessarily indicative of future effects on net income or earnings per share.

6.     EMPLOYEE STOCK PURCHASE PLAN

        The Company maintains an employee stock purchase plan intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan permit eligible employees to purchase NIC common stock through payroll deductions up to 15% of each employee's compensation. Amounts deducted and accumulated by the participant will be used to purchase shares of NIC's common stock at 85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined. The plan operates on consecutive twelve month offering periods beginning on April 1 of each year. The third offering period under this plan commenced on April 1, 2003 and ended on March 31, 2004. Shares of Company common stock totaling 80,321 were purchased in the third offering period. The fourth offering period under this plan commenced on April 1, 2004. The closing fair market value of NIC common stock on the first day of the fourth offering period was $6.00 per share.

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

OVERVIEW

        The following discussion summarizes the significant factors affecting operating results of the Company for the three-month periods ended March 31, 2004 and 2003. This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

RESULTS OF OPERATIONS

	Three-Months Ended March 31,
Key Financial Metrics
	2004	2003
Revenue growth—outsourced portals	25%	15%
Same state revenue growth—outsourced portals	21%	4%
Revenue growth—software & services	(20)%	(24)%
Gross profit %—outsourced portals	52%	48%
Gross profit %—software & services	5%	21%
Selling & administrative as % of revenue	22%	25%
Operating income margin %	20%	13%

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

  •
  Non-DMV transaction-based:  these are transaction fees other than from the sale of DMV records for transactions conducted by businesses and citizens through our state and local portals, and are generally recurring. For a representative listing of non-DMV services we currently offer through our state and local portals, refer to Part I, Item 1 of our December 31, 2003 Form 10-K filed with the SEC on March 12, 2004.

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

	Three-Months Ended March 31,
Portal Revenue Analysis
	2004	2003
	(in thousands)
DMV transaction-based	$7,879	$6,031
Non-DMV transaction-based	3,343	2,441
Portal management	102	299
Software development	907	1,019

Total	$12,231	$9,790

        Portal revenues for the current quarter increased 25%, or approximately $2.4 million, over the prior year quarter. Of this increase, 18%, or approximately $1.8 million, was attributable to an increase in same state portal revenues (states in operation and generating DMV revenues for two full years), and 10%, or approximately $1.0 million, was attributable to our newer outsourced state portal businesses including Kentucky, which began to generate DMV revenues in mid-September 2003, and Alabama, which began to generate DMV revenues in February 2003. These increases were partially offset by a decrease in revenues from our local portal business, primarily due to the continued wind down of certain of our unprofitable local portal businesses. We expect local portal revenues to continue to decrease on a year-over-year basis for the balance of 2004. Same state portal revenues in the current quarter increased 21% over the prior year quarter primarily as a result of increased transaction revenues from our Indiana, Maine, Montana, Tennessee and Utah portals. Our same state revenue growth in the current quarter was higher than the growth we have achieved in recent quarters due in part to a 16% increase (approximately $0.9 million) in same state DMV transaction-based revenues. This increase was attributable to more robust U.S. automobile sales in the current quarter and modest price increases in two of our portal states. In addition, same state non-DMV transaction-based revenues increased 41%, or approximately $0.9 million, in the current quarter due to the addition of several new revenue generating applications in existing portals.

        COST OF PORTAL REVENUES. Cost of portal revenues for the current quarter increased 15%, or approximately $0.8 million, over the prior year quarter. Of this increase, 13%, or approximately $0.7 million, was attributable to an increase in same state cost of portal revenues and 6%, or approximately $0.3 million, was attributable to our newer state portal businesses, including Kentucky and Alabama. These increases were offset by a decrease in expenses from our local portals as a result of the continued wind down of certain of our unprofitable local portal businesses.

        Our portal gross profit rate in the current quarter increased to 52% from 48% in the prior year quarter. This increase was primarily attributable to a full quarter of operations in 2004 from our Alabama and Kentucky portals, and to an improvement in our same state portal profitability. Our same state portal gross profit rate increased to 53% in the current quarter from 51% in the prior year period. We are generally able to increase our same state portal gross profit rate by increasing user adoption of existing portal applications, building new non-DMV revenue generating applications, and on occasion, increasing the per transaction prices of services offered though the portals. We intend to continue to expand our portal operations by developing and promoting new non-DMV applications and services within existing portals. Accordingly, we expect our same state gross profit rate to continue to increase modestly in the foreseeable future.

        SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by type of business:

	Three-Months Ended March 31,
Software & Services Revenue Analysis
	2004	2003
	(in thousands)
Corporate Filings—California Secretary of State	$1,357	$1,796
Corporate Filings—Legacy contracts	67	57
Ethics & Elections	567	673
Transportation	105	102
AOL	41	92
Other	51	10

Total	$2,188	$2,730

        Software and services revenues for the current quarter decreased 20%, or approximately $0.5 million, from the prior year quarter mainly due to a decrease in revenues from our corporate filings business. We recognized approximately $1.4 million in revenue from our contract with the California Secretary of State in the current quarter compared to $1.8 million in the prior year quarter. In the current quarter, we reduced our expected profit margin on our contract with the California Secretary of State from approximately 6% to 4% due to an increase in estimated costs to complete the contract. As a result, our software & services gross profit rate decreased to 5% in the current quarter from 21% in the prior year quarter.

        SELLING & ADMINISTRATIVE. Selling and administrative expenses as a percentage of revenue decreased to 22% in the current quarter from 25% in the prior year quarter. We expect selling & administrative costs as a percentage of revenues to continue to decline as our revenues grow and our corporate-level expenses remain relatively flat year over year.

        DEPRECIATION & AMORTIZATION. Depreciation expense decreased in the current quarter by approximately $0.1 million as certain capital expenditures made after our initial public offering in 1999 have become fully depreciated. We expect depreciation & amortization expense for fiscal 2004 to range from $1.9 to $2.1 million.

        INCOME TAX PROVISION. Our effective tax rate was approximately 43% in the current quarter compared to 40% in the prior year quarter. Our income tax provision in the current quarter was more than the amount customarily expected due primarily to an increase in the state portion of our income tax provision attributable to certain states in which we are currently paying income taxes. Prospectively, we expect our effective tax rate to range from 40% to 43%.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $2.1 million for the current quarter compared to net cash used of $0.1 million in the prior year quarter. The increase in cash flow from operations was primarily the result of a year-over-year increase in operating income, excluding non-cash charges. The increase in accounts receivable in the current period was mainly attributable to a general increase in revenues across our portal businesses in the current quarter. The increase in other current assets in the current quarter was due to an increase in unbilled revenues on our corporate filings contract with the California Secretary of State. We have been recognizing revenues on this contract under percentage of completion accounting as progress is made on the project. However, we do not receive regular progress payments from the California Secretary of State, yet we are required to make progress payments to certain subcontractors that are not directly tied to payments to us by the California Secretary of State. The increase in accrued expenses in the current quarter was partially due to accrued subcontractor costs on this project, as we are not required to pay certain subcontractors until we receive major milestone payments under the contract. For additional discussion of the major milestone payments under our contract with the California Secretary of State, refer to Note 2 in the Notes to Consolidated Financial Statements in this Form 10-Q.

        We recognize revenue from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended March 31, 2004 and December 31, 2003 were approximately $50.7 million and $45.0 million, respectively. The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for each of the three-month periods ended March 31, 2004 and December 31, 2003 was 37.

        We believe that working capital is an important measure of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $27.2 million at March 31, 2004 from $24.4 million at December 31, 2003. Our current ratio, defined as current assets divided by current liabilities, at March 31, 2004 and December 31, 2003 was 2.1. The increase in working capital in the current quarter was due to an increase in accounts receivable and other current assets, which was partially offset by an increase in accounts payable and accrued liabilities, as further discussed above.

        Cash used in investing activities in the current and prior year quarters of $0.6 million and $0.3 million, respectively, was for capital expenditures. The increase in capital expenditures in the current quarter was mostly attributable to computer equipment purchases relating to our recent move to a new data center for company-wide hosting and disaster recovery purposes.

        Financing activities in the current quarter resulted in net cash generated of approximately $0.1 million, reflecting proceeds from the exercise of employee stock options. Financing activities in the prior year quarter resulted in net cash generated of approximately $0.9 million, primarily reflecting a $0.8 million decrease in restricted cash and cash equivalents and $0.1 million in proceeds from the exercise of employee stock options.

        At March 31, 2004, our total unrestricted cash balance was $15.2 million compared to $13.5 million at December 31, 2003. At March 31, 2004, we had posted $5.4 million in cash and all of our marketable securities as collateral for bank letters of credit issued on behalf of the Company, our $0.5 million bank line of credit in conjunction with a corporate credit card agreement, and our bank note payable. We issue letters of credit as collateral for performance on certain of our government contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year. Our collateral requirements under our current banking agreement may ease over time as we continue to pay down our bank note payable and if we continue to produce consecutive quarters of profitability and earnings growth. However, even though we expect to be profitable in 2004 and beyond, we may not be able to sustain our current levels of profitability or increase profitability on a quarterly or annual basis. We will need to generate sufficiently higher revenues while containing costs and operating expenses if we are to achieve growing profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to become profitable on a long-term, sustained basis. If we are not able to sustain profitability, our cash collateral requirements may increase. Had the Company been required to post 100% cash collateral at March 31, 2004 for the face value of all performance bonds (which are supported by letters of credit), our line of credit in conjunction with a corporate credit card agreement and our bank note payable, unrestricted cash would have decreased and restricted cash would have increased by approximately $2.5 million.

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

  •
  support our expansion into other states and government agencies beyond what is contemplated if unforeseen opportunities arise;

  •
  expand our product and service offerings beyond what is contemplated if unforeseen opportunities arise;

  •
  respond to unforeseen competitive pressures; and

  •
  acquire complementary technologies beyond what is contemplated if unforeseen opportunities arise.

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

        At March 31, 2004, we were bound by performance bond commitments totaling approximately $7.3 million on certain government contracts. Of this amount, $5 million relates to the performance bond requirement on our contract with the California Secretary of State. However, we have never had any defaults resulting in draws on performance bonds. We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements. While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.

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

ITEM 4. CONTROLS AND PROCEDURES

a)    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures were adequately designed and operating effectively.

b)    CHANGES IN INTERNAL CONTROLS

        Subsequent to the evaluation by the Company's Chief Executive Officer and Chief Financial Officer, there were no significant changes in internal controls over financial reporting that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    EXHIBITS

31.1—Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2—Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1—Section 906 Certifications of Chairman of the Board and Chief Executive Officer and Chief Financial Officer furnished in accordance with Securities Act Release 33-8212

b)    REPORTS ON FORM 8-K

        A Report on Form 8-K was filed with the Securities and Exchange Commission on April 30, 2004, with attached press release of the Company dated April 29, 2004, announcing first quarter operating results for fiscal 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.
Dated: May 7, 2004	By:	/s/ ERIC J. BUR Eric J. Bur Chief Financial Officer
Dated: May 7, 2004	By:	/s/ STEPHEN M. KOVZAN Stephen M. Kovzan Vice President, Financial Operations and Chief Accounting Officer

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
NIC Inc. CONSOLIDATED BALANCE SHEETS (UNAUDITED) thousands except for share amounts
NIC Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) thousands except for per share amounts
NIC Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) thousands
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES