Form 10-Q
period 2004-06-30
NIC INC
filed 2004-08-09
CIK 1065332

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number 000-26621

NIC INC. (Exact name of registrant as specified in its charter)
Colorado (State or other jurisdiction of incorporation or organization)	52-2077581 (I.R.S Employer Identification No.)
10540 South Ridgeview Road Olathe, Kansas (Address of principal executive offices)	66061 (Zip Code)
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

Yes ☒    No ☐

The number of shares outstanding of the registrant's common stock as of July 31, 2004 was 58,926,611.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NIC Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except for share amounts

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$21,440	$13,540
Cash and cash equivalents—restricted	5,286	5,363
Marketable securities	—	249
Trade accounts receivable	20,556	17,871
Deferred income taxes	173	181
Prepaid expenses	665	698
Other current assets	4,918	8,845

Total current assets	53,038	46,747
Property and equipment, net	3,107	2,992
Deferred income taxes	32,968	35,169
Other assets	268	110
Investments in affiliates	—	644
Intangible assets, net	49	77

Total assets	$89,430	$85,739

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,875	$16,345
Accrued expenses	6,559	5,245
Note payable-current portion	158	156
Application development contracts	446	465
Other current liabilities	143	158

Total current liabilities	22,181	22,369
Note payable—long-term portion	128	207

Total liabilities	22,309	22,576

Commitments and contingencies (Notes 1 and 2)	—	—
Shareholders' equity:
Common stock, no par, 200,000,000 shares authorized 58,902,525 and 58,715,672 shares issued and outstanding	—	—
Additional paid-in capital	199,459	198,929
Accumulated deficit	(132,133)	(135,561)

	67,326	63,368
Less treasury stock	(205)	(205)

Total shareholders' equity	67,121	63,163

Total liabilities and shareholders' equity	$89,430	$85,739

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
thousands except for per share amounts

	Three-months ended June 30,		Six-months ended June 30,
	2004	2003	2004	2003
Revenues:
Portal revenues	$12,255	$10,149	$24,486	$19,939
Software & services revenues	2,082	2,757	4,271	5,487

Total revenues	14,337	12,906	28,757	25,426

Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	6,189	5,285	12,042	10,365
Cost of software & services revenues, exclusive of depreciation & amortization	1,649	2,242	3,729	4,386
Selling & administrative	2,945	2,937	6,177	6,057
Depreciation & amortization	380	450	769	942

Total operating expenses	11,163	10,914	22,717	21,750

Operating income	3,174	1,992	6,040	3,676

Other income (expense):
Interest income	23	30	44	59
Interest expense	(4)	(4)	(9)	(9)
Equity in net loss of affiliates	(40)	262	(109)	202

Total other income (expense)	(21)	288	(74)	252

Income before income taxes	3,153	2,280	5,966	3,928
Income tax provision	1,327	923	2,538	1,582

Net income	$1,826	$1,357	$3,428	$2,346

Basic and diluted net income per share	$0.03	$0.02	$0.06	$0.04

Weighted average shares outstanding:
Basic	58,870	58,234	58,807	58,184

Diluted	60,884	58,654	60,950	58,411

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Six-months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,428	$2,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	769	942
Application development contracts	(19)	(732)
Deferred income taxes	2,547	1,461
Deferred income tax benefit related to stock options	(171)	—
Equity in net loss of affiliates	109	(202)
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(2,685)	(2,236)
Decrease in prepaid expenses	33	297
(Increase) decrease in other current assets	4,030	(3,320)
Decrease in other assets	2	14
Increase (decrease) in accounts payable	(1,470)	1,514
Increase in accrued expenses	1,431	734
(Decrease) in other current liabilities	(15)	(398)

Net cash provided by operating activities	7,989	420

Cash flows from investing activities:
Purchases of property and equipment	(855)	(622)
Maturities of marketable securities	250	—
Proceeds from sale of affiliate	300	—

Net cash used in investing activities	(305)	(622)

Cash flows from financing activities:
Cash and cash equivalents—restricted	77	863
Payments on note payable	(77)	(96)
Proceeds from exercise of employee stock options	216	133

Net cash provided by financing activities	216	900

Net increase in cash and cash equivalents	7,900	698
Cash and cash equivalents, beginning of period	13,540	9,559

Cash and cash equivalents, end of period	$21,440	$10,257

Other cash flow information:
Interest paid	$9	$9

Income taxes paid	$233	$220

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

1.     APPLICATION DEVELOPMENT CONTRACTS

        In the second quarter of 2002, the Company accrued approximately $4.3 million in cost of software & services revenues for expected losses due to project cost overruns on outstanding contracts in Arkansas, Minnesota and Oklahoma. In the fourth quarter of 2002, the Company reversed $800,000 of accruals recorded in the second quarter of 2002 related to its contracts in Arkansas and Oklahoma as these contracts were expected to cost less to complete than management estimated. At December 31, 2002, the Company had fulfilled all obligations under its contract with the state of Minnesota. At June 30, 2004, the Arkansas and Oklahoma systems had been accepted and are currently in the maintenance phase. At June 30, 2004, the accrual for remaining application development contracts in Arkansas and Oklahoma was approximately $0.4 million, which management believes is adequate. Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.

        Unbilled revenues under long-term application development contracts, relating solely to the Company's contract with the California Secretary of State, at June 30, 2004 and December 31, 2003 were approximately $4.4 million and $8.5 million, respectively, and are included in other current assets in the consolidated balance sheets.

2.     DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

        The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year, for which the Company pays bank fees of approximately 1.5% to 2.0% of face value per annum. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $6.4 million at June 30, 2004 and December 31, 2003. At June 30, 2004, the Company has collateralized certain letters of credit with approximately $5.0 million in cash and cash equivalents.

        In conjunction with its business filings contract with the California Secretary of State, in March 2002, the Company issued a $5 million letter of credit as collateral for a $5 million performance bond required by the contract. In the second quarter of 2004, the Company received milestone payments totaling approximately $6.1 million for the delivery of the UCC filing system into production and parallel testing. Of the $6.1 million in milestone payments received, approximately $1.0 million related to work to be performed in the third quarter of 2004, and approximately $1.2 will be paid to certain subcontractors in the third quarter of 2004. The Company is scheduled to receive two additional $3.3 million milestone payments over the course of the next year. The first payment will be for the delivery of the business entity filing system into acceptance testing. The second payment will be for the acceptance of the business entity filing system by the Secretary of State and commencement of the associated maintenance period. The Company currently expects acceptance of the business entity filing system and commencement of the associated maintenance period to take place in the first half of 2005. Upon acceptance of the business entity filing system and commencement of the associated maintenance period, the Company is no longer required to provide a performance bond under this contract.

        At June 30, 2004 and December 31, 2003, the Company's term note payable had a balance of approximately $286,000 and $363,000, respectively, and was fully collateralized by cash and cash equivalents. In July 2004, the Company paid off the note in full.

        The Company has a $500,000 working capital line of credit, which was unused at June 30, 2004 and December 31, 2003.

        At June 30, 2004 and December 31, 2003, the Company had pledged a total of approximately $5.3 million and $5.4 million, respectively, of its cash and cash equivalents as collateral under the financing arrangement that covers all of the Company's outstanding letters of credit, term note payable and working capital line of credit, and has given the bank a security interest in certain of its accounts receivable and other assets.

        The Company has a $500,000 line of credit with a separate bank in conjunction with a corporate credit card agreement. At December 31, 2003, NIC had pledged all of its marketable securities as collateral on the line of credit. At June 30, 2004, the Company is no longer required to collateralize the line of credit.

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

        The table below reflects summarized financial information concerning the Company's reportable segments for the three months ended June 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2004
Revenues	$12,255	$2,082	$—	$14,337

Costs & expenses	7,008	1,703	2,072	10,783
Depreciation & amortization	303	56	21	380

Operating income (loss)	4,944	323	(2,093)	3,174
2003
Revenues	10,149	2,757	—	12,906

Costs & expenses	5,844	2,416	2,204	10,464
Depreciation & amortization	359	52	39	450

Operating income (loss)	3,946	289	(2,243)	1,992

        The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended June 30 (in thousands):

	2004	2003
Total operating income for reportable segments	$3,174	$1,992
Interest income	23	30
Interest expense	(4)	(4)
Equity in net loss of affiliates	(40)	262

Consolidated income before income taxes	$3,153	$2,280

        The table below reflects summarized financial information concerning the Company's reportable segments for the six months ended June 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2004
Revenues	$24,486	$4,271	$—	$28,757

Costs & expenses	13,759	3,861	4,328	21,948
Depreciation & amortization	612	114	43	769

Operating income (loss)	10,115	296	(4,371)	6,040
2003
Revenues	19,939	5,487	—	25,426

Costs & expenses	11,557	4,817	4,434	20,808
Depreciation & amortization	743	118	81	942

Operating income (loss)	7,639	552	(4,515)	3,676

        The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the six months ended June 30 (in thousands):

	2004	2003
Total operating income for reportable segments	$6,040	$3,676
Interest income	44	59
Interest expense	(9)	(9)
Equity in net loss of affiliates	(109)	202

Consolidated income before income taxes	$5,966	$3,928

4.     EARNINGS PER SHARE

        Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period and common stock equivalents that would arise from the exercise of warrants and employee common stock options using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three-months Ended June 30,		Six-months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$1,826	$1,357	$3,428	$2,346

Denominator:
Weighted average shares—basic	58,870	58,234	58,807	58,184
Warrants and employee common stock options	2,014	420	2,143	227

Weighted average shares—diluted	60,884	58,654	60,950	58,411

Basic earnings per share:
Net income	$0.03	$0.02	$0.06	$0.04

Diluted earnings per share:
Net income	$0.03	$0.02	$0.06	$0.04

        Outstanding employee common stock options totalling 0.7 million shares during the three- and six-month periods ended June 30, 2004 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods. Outstanding employee common stock options totalling 2.4 million and 2.8 million shares during the three- and six-month periods ended June 30, 2003, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods. Outstanding common stock warrants issued to AOL totaling 0.6 million common shares during the three-month period ended June 30, 2004 and the three- and six-month periods ended June 30, 2003, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.

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

	Three-months Ended June 30,		Six-months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,826	$1,357	$3,428	$2,346
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(531)	(753)	(1,138)	(2,188)

Pro forma net income	$1,295	$604	$2,290	$158

Basic and diluted net income per share, as reported	$0.03	$0.02	$0.06	$0.04

Basic and diluted net income per share, pro forma	$0.02	$0.01	$0.04	$0.00

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

6.     INVESTMENTS IN AFFILIATES

        As further discussed in Note 8 in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004, in March 2000, NIC made a $5 million cash investment in E-Filing.com, Inc. ("E-Filing"), a provider of online filing applications for legal services, giving NIC ownership of 21% of E-Filing, a non-pubic company, through 2,433,800 shares of Series A voting Preferred Stock. The investment has been accounted for under the equity method. In May 2004, E-Filing repurchased the Company's ownership interest in E-Filing for $535,000, which approximated the carrying value of the Company's investment at the date of the repurchase. The Company received $300,000 in cash and a $235,000 subordinated promissory note with principal plus 5% interest payable annually in three equal installments on each of the first, second and third anniversary dates of the issuance of the note. The Company has no investment balance remaining in E-Filing after the repurchase.

        As further discussed in Note 8 in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004, in March 2000, NIC made a cash investment in Tidemark Computer Systems, Inc., which was subsequently renamed Tidemark Solutions, Inc. ("Tidemark"), giving NIC ownership of approximately 27% of Tidemark, a non-public company. The investment was accounted for under the equity method. In May 2001, a private technology company acquired Tidemark for cash consideration of approximately $1.6 million. NIC received approximately $700,000 in cash from the transaction and had no investment balance remaining after the acquisition. NIC realized a gain of approximately $300,000 from the transaction, which the Company deferred until the end of the two-year indemnification period following the closing of the acquisition that covered the selling shareholders' representations and warranties made in the acquisition agreement. The Company recognized this gain in May 2003, which is included in Equity in net loss of affiliates in the consolidated statements of operations for the three- and six-month periods ended June 30, 2003.

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

OVERVIEW

        The following discussion summarizes the significant factors affecting operating results of the Company for the three- and six-month periods ended June 30, 2004 and 2003. This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

RESULTS OF OPERATIONS

	Three-months ended June 30,		Six-months ended June 30,
Key Financial Metrics
	2004	2003	2004	2003
Revenue growth—outsourced portals	21%	13%	23%	14%
Same state revenue growth—outsourced portals	18%	5%	20%	5%
Revenue growth—software & services	(24)%	(30)%	(22)%	(27)%
Gross profit %—outsourced portals	49%	48%	51%	48%
Gross profit %—software & services	21%	19%	13%	20%
Selling & administrative as % of revenue	21%	23%	21%	24%
Operating income margin %	22%	15%	21%	14%

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

	Three-Months Ended June 30,		Six-Months Ended June 30,
(in thousands) Portal Revenue Analysis
	2004	2003	2004	2003
DMV transaction-based	$7,650	$6,187	$15,529	$12,218
Non-DMV transaction-based	3,597	2,820	6,940	5,261
Portal management	102	299	204	599
Software development	906	843	1,813	1,861

Total	$12,255	$10,149	$24,486	$19,939

        Portal revenues for the current quarter increased 21%, or approximately $2.1 million, over the prior year quarter. Of this increase, 17%, or approximately $1.7 million, was attributable to an increase in same state portal revenues (states in operation and generating DMV revenues for two full years), and 6%, or approximately $0.6 million, was primarily attributable to our Kentucky portal, which began to generate DMV revenues in mid-September 2003. These increases were partially offset by a decrease in revenues from our local portal business, primarily due to the continued wind down of certain of our unprofitable local portal businesses. We expect local portal revenues to continue to decrease on a year-over-year basis for the balance of 2004. Same state portal revenues in the current quarter increased 18%, or approximately $1.7 million, over the prior year quarter primarily as a result of increased transaction revenues from our Indiana, Montana, Tennessee and Utah portals. Our same state revenue growth in the current quarter was higher than the 5% growth we achieved in the prior year quarter due in part to a 13% increase (approximately $0.8 million) in same state DMV transaction-based revenues. This increase was mainly attributable to modest price increases in two of our portal states, as previously disclosed. In addition, same state non-DMV transaction-based revenues increased 37%, or approximately $1.0 million, in the current quarter due to the addition of several new revenue generating applications in existing portals.

        Portal revenues for the six months in the current period increased 23%, or approximately $4.5 million, over the prior year period. Of this increase, 17%, or approximately $3.5 million, was attributable to an increase in same state portal revenues and 8%, or approximately $1.7 million, was mostly attributable to our Kentucky portal. These increases were partially offset by a decrease in revenues from our local portal business, as further discussed above. Same state portal revenues in the current year-to-date period increased 20%, or approximately $3.5 million, over the prior year period.

        COST OF PORTAL REVENUES. Cost of portal revenues for the current quarter increased 17%, or approximately $0.9 million, over the prior year quarter. Of this increase, 16%, or approximately $0.9 million, was attributable to an increase in same state cost of portal revenues and 2%, or approximately $0.1 million, was primarily attributable to our newer Kentucky portal. These increases were offset by a decrease in expenses from our local portals as a result of the continued wind down of certain of our unprofitable local portal businesses.

        Our portal gross profit rate in the current quarter increased to 49% from 48% in the prior year quarter. This increase was primarily attributable to a full quarter of operations in 2004 from our Kentucky portal. Our same state portal gross profit rate was approximately 53% in the current and prior year quarters. We are generally able to increase our same state portal gross profit rate by increasing user adoption of existing portal applications, building new non-DMV revenue generating applications, and on occasion, increasing the per transaction prices of services offered through the portals. We intend to continue to expand our portal operations by developing and promoting new non-DMV applications and services within existing portals. Accordingly, we expect our same state gross profit rate to continue to increase modestly in the foreseeable future.

        Cost of portal revenues for the six months in the current period increased 16%, or approximately $1.7 million, over the prior year period. Of this increase, 14%, or approximately $1.5 million was attributable to an increase in same state cost of portal revenues, and 4% was attributable to our newer portals, including Kentucky and Alabama. Partially offsetting these increases was a decrease from our local portals as a result of our cost reduction efforts in certain of our local portals over the past year in an effort to improve profitability.

        Our portal gross profit rate in the current year-to-date period increased to 51% from 48% in the prior year period. Our same state portal gross profit rate was 52% in the current year-to-date period compared to 51% in the prior year period.

        SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by type of business:

	Three-Months Ended June 30,		Six-Months Ended June 30,
(in thousands) Software & Services Revenue Analysis
	2004	2003	2004	2003
Corporate Filings—California SOS	$1,275	$2,031	2,632	$3,827
Corporate filings—Legacy contracts	49	36	116	92
Ethics & Elections	566	537	1,133	1,210
Transportation	102	109	208	210
AOL	53	15	94	108
Other	37	29	88	40

Total	$2,082	$2,757	$4,271	$5,487

        Software and services revenues for the three- and six-month periods ended June 30, 2004 decreased by 24%, or approximately $0.7 million, and 22%, or approximately $1.2 million, respectively, from the prior year periods mainly due to a decrease in revenues from our corporate filings business. We recognized approximately $1.3 million and $2.6 million in revenue from our contract with the California Secretary of State for the three- and six-month periods ended June 30, 2004 compared to $2.0 million and $3.8 million in the prior year periods, respectively. We recognize revenues and profit on our contract with the California Secretary of State using the percentage of completion method as we make progress, primarily utilizing costs incurred to date as compared to the estimated total cost for the contract.

        COST OF SOFTWARE & SERVICES REVENUES. The decrease in cost of software & services revenues for the three- and six-month periods ended June 30, 2004 was mainly due to a decrease in project costs incurred on our contract with the California Secretary of State, and was relatively consistent with the corresponding decrease in project revenues as further discussed above. Additionally, in the first quarter of 2004, we reduced our expected profit margin on this contract from approximately 6% to 4% due to an increase in estimated costs to complete the contract. This margin adjustment adversely affected our software & services gross profit rate for the six-month period ended June 30, 2004.

        SELLING & ADMINISTRATIVE. Selling & administrative expenses as a percentage of revenue decreased to 21% in the current quarter from 23% in the prior year quarter. On a year-to-date basis, selling & administrative expenses as a percentage of revenue decreased to 21% in the current period from 24% in the prior year period. We expect selling & administrative expenses as a percentage of revenues to continue to decline as our revenues grow and our corporate-level expenses remain relatively flat year over year.

        DEPRECIATION & AMORTIZATION. Depreciation expense decreased for the three- and six-month periods ended June 30, 2004 as certain capital expenditures made after our initial public offering in 1999 have become fully depreciated. We expect depreciation & amortization expense for fiscal 2004 to range from $1.6 to $1.8 million.

        INCOME TAX PROVISION. Our effective tax rate was between 42% and 43% in the current periods compared to 40% in the prior year periods. Our income tax provision in the current periods was more than the amount customarily expected due primarily to an increase in the state portion of our income tax provision attributable to certain states in which we are currently paying income taxes. Prospectively, we expect our effective tax rate to range from 40% to 43%.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $8.0 million for the current period compared to $0.4 million in the prior year period. The increase in cash flow from operations was primarily the result of $6.1 million in payments received from the California Secretary of State at the end of the current quarter and partially due to a year-over-year increase in operating income, excluding non-cash charges. These payments from the California Secretary of State contributed to the significant decrease in other current assets in the current period, reducing unbilled revenues. We have been recognizing revenues on this contract under percentage of completion accounting as progress is made on the project. The increase in accrued expenses in the current period was partially due to accrued subcontractor costs on this project, as we are not required to pay certain subcontractors until we receive major milestone payments under the contract. Approximately $1.2 million of the payments received in the second quarter of 2004 will be paid to certain subcontractors in the third quarter of 2004. For additional discussion of the major milestone payments under our contract with the California Secretary of State, refer to Note 2 in the Notes to Consolidated Financial Statements in this Form 10-Q.

        We recognize revenue from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended June 30, 2004 and December 31, 2003 were approximately $49.9 million and $45.0 million, respectively. The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for each of the three-month periods ended June 30, 2004 and December 31, 2003 was 37.

        We believe that working capital is an important measure of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $30.9 million at June 30, 2004 from $24.4 million at December 31, 2003. Our current ratio, defined as current assets divided by current liabilities, was 2.4 at June 30, 2004 and 2.1 at December 31, 2003. The increase in working capital in the current quarter was due to an increase in cash and accounts receivable and a decrease in accounts payable, which was partially offset by a decrease in other current assets and an increase in accrued liabilities, as further discussed above.

        Cash used in investing activities in the current year period reflects approximately $0.9 million in capital expenditures offset by the maturity of marketable securities (as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q) and proceeds from our minority investment in E-Filing (as further discussed in Note 6 in the Notes to Consolidated Financial Statements included in this Form 10-Q). The increase in capital expenditures in the current period was mostly attributable to computer equipment purchases relating to our recent move to a new data center for company-wide hosting and disaster recovery purposes.

        Financing activities in the current period resulted in net cash generated of approximately $0.2 million, reflecting proceeds from the exercise of employee stock options. Financing activities in the prior year period resulted in net cash generated of approximately $0.9 million, primarily reflecting a decrease in restricted cash and cash equivalents.

        At June 30, 2004, our total unrestricted cash balance was $21.4 million compared to $13.5 million at December 31, 2003. At June 30, 2004, we had posted $5.3 million in cash as collateral for bank letters of credit issued on behalf of the Company and our bank note payable, which we paid off in full in July 2004. As of June 30, 2004 we are no longer required to collateralize our $500,000 line of credit in conjunction with a corporate credit card agreement, which was previously collateralized by approximately $250,000 in marketable securities. We issue letters of credit as collateral for performance on certain of our government contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year. Our collateral requirements under our current banking agreement may ease over time as we continue to produce consecutive quarters of profitability and earnings growth. However, even though we expect to be profitable for the remainder of 2004 and beyond, we may not be able to sustain our current levels of profitability or increase profitability on a quarterly or annual basis. We will need to generate sufficiently higher revenues while containing costs and operating expenses if we are to achieve growing profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to become profitable on a long-term, sustained basis. If we are not able to sustain profitability, our cash collateral requirements may increase. Had the Company been required to post 100% cash collateral at June 30, 2004 for the face value of all performance bonds (which are supported by letters of credit), our line of credit in conjunction with a corporate credit card agreement and our bank note payable, unrestricted cash would have decreased and restricted cash would have increased by approximately $2.8 million.

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

        At June 30, 2004, we were bound by performance bond commitments totaling approximately $7.3 million on certain government contracts. Of this amount, $5 million relates to the performance bond requirement on our contract with the California Secretary of State. However, we have never had any defaults resulting in draws on performance bonds. We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements. While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        INTEREST RATE RISK. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash balances and the increase or decrease in the amount of interest expense we incur on our bank note payable, which we paid off in full in July 2004. We limit our exposure to credit loss by depositing our cash and cash equivalents with high credit quality financial institutions. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We do not use derivative financial instruments. A 10% change in interest rates would not have a material effect on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Shareholders on May 4, 2004. At the meeting, the following matters were voted upon by the shareholders:

  1.
  The election of five (5) Directors to serve for the upcoming year;

  2.
  A proposal to approve the 2004 Amended and Restated Stock Option Plan;

  3.
  A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2004.

        The Board of Directors of the Company is composed of five (5) members. The following were the nominees of management voted upon and elected by the holders of the Company's common stock as of the record date: Jeffery S. Fraser, John L. Bunce, Jr., Daniel J. Evans, Ross C. Hartley and Pete Wilson. In the election of directors, there were 52,608,156 votes "for" Jeffery S. Fraser and 2,974,772 votes "withheld"; 52,217,415 votes "for" John L. Bunce, Jr. and 3,365,513 votes "withheld"; 52,266,068 votes "for" Daniel J. Evans and 3,316,860 votes "withheld"; 54,255,769 votes "for" Ross C. Hartley and 1,327,159 votes "withheld"; 53,953,419 votes "for" Pete Wilson and 1,629,509 votes "withheld".

        The total votes cast pertaining to the approval of the 2004 Amended and Restated Stock Option Plan were as follows: 36,197,539 voted "for", 7,236,599 voted "against" and 89,143 "abstentions".

        The total votes cast pertaining to the ratification of the appointment of PricewaterhouseCoopers LLP were as follows: 53,544,555 voted "for", 2,028,941 voted "against" and 9,450 "abstentions".

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

        A Report on Form 8-K was filed with the Securities and Exchange Commission on July 30, 2004, with attached press release of the Company dated July 29, 2004, announcing second quarter operating results for fiscal 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.
Dated: August 9, 2004	/s/ Eric J. Bur Eric J. Bur Chief Financial Officer
Dated: August 9, 2004	/s/ Stephen M. Kovzan Stephen M. Kovzan Vice President, Financial Operations and Chief Accounting Officer

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
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  SIGNATURES