Form 10-Q
period 2004-09-30
NIC INC
filed 2004-11-09
CIK 1065332

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes    ☒    No    ☐

The number of shares outstanding of the registrant’s common stock as of October 31, 2004 was 59,241,741.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NIC Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands except for share amounts

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$27,257	$13,540
Cash and cash equivalents – restricted	3,000	5,363
Marketable securities	—	249
Trade accounts receivable	18,741	17,871
Deferred income taxes	—	181
Prepaid expenses	1,070	698
Other current assets	4,987	8,845
Total current assets	55,055	46,747
Property and equipment, net	2,799	2,992
Deferred income taxes	32,723	35,169
Other assets	261	110
Investments in affiliates	—	644
Intangible assets, net	31	77
Total assets	$90,869	$85,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,337	$16,345
Accrued expenses	6,077	5,245
Note payable-current portion	—	156
Application development contracts	—	465
Other current liabilities	115	158
Total current liabilities	20,529	22,369
Note payable – long-term portion	—	207
Total liabilities	20,529	22,576

Commitments and contingencies (Notes 1 and 2)	—	—

Shareholders’ equity:
Common stock, no par, 200,000,000 shares authorized 59,241,741 and 58,715,672 shares issued and outstanding	—	—
Additional paid-in capital	200,729	198,929
Accumulated deficit	(130,184)	(135,561)
	70,545	63,368
Less treasury stock	(205)	(205)
Total shareholders’ equity	70,340	63,163
Total liabilities and shareholders’ equity	$90,869	$85,739

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

thousands except for per share amounts

	Three-months ended September 30,		Nine-months ended September 30,
	2004	2003	2004	2003
Revenues:
Portal revenues	$11,878	$9,942	$36,363	$29,881
Software & services revenues	1,549	2,931	5,821	8,417
Total revenues	13,427	12,873	42,184	38,298
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	6,266	5,416	18,308	15,781
Cost of software & services revenues, exclusive of depreciation & amortization	720	2,276	4,449	6,662
Selling & administrative	3,052	2,852	9,229	8,910
Depreciation & amortization	361	471	1,130	1,413
Total operating expenses	10,399	11,015	33,116	32,766
Operating income	3,028	1,858	9,068	5,532
Other income (expense):
Interest income	31	21	75	80
Interest expense	(2)	(6)	(11)	(15)
Equity in net loss of affiliates	—	(41)	(109)	161
Other income (expense), net	14	(12)	14	(11)
Total other income (expense)	43	(38)	(31)	215
Income before income taxes	3,071	1,820	9,037	5,747
Income tax provision	1,122	737	3,660	2,319
Net income	$1,949	$1,083	$5,377	$3,428

Basic net income per share	$0.03	$0.02	$0.09	$0.06
Diluted net income per share	$0.03	$0.02	$0.09	$0.06

Weighted average shares outstanding:
Basic	59,065	58,357	58,894	58,242
Diluted	60,952	59,402	60,952	58,742

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

thousands

	Nine-months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$5,377	$3,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,130	1,413
Loss on disposal of property and equipment	—	12
Application development contracts	(465)	(996)
Deferred income taxes	3,889	2,089
Deferred income tax benefit related to stock options	(631)	—
Equity in net loss of affiliates	109	(161)
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(870)	(2,803)
(Increase) in prepaid expenses	(276)	(46)
(Increase) decrease in other current assets	3,933	(4,518)
Decrease in other assets	9	21
Increase (decrease) in accounts payable	(2,008)	554
Increase in accrued expenses	949	1,959
(Decrease) in other current liabilities	(43)	(89)
Net cash provided by operating activities	11,103	863

Cash flows from investing activities:
Purchases of property and equipment	(987)	(1,075)
Maturities of marketable securities	250	—
Proceeds from sale of affiliate	300	—
Net cash used in investing activities	(437)	(1,075)

Cash flows from financing activities:
Cash and cash equivalents – restricted	2,363	899
Payments on note payable	(363)	(132)
Proceeds from exercise of employee stock options	1,051	529
Net cash provided by financing activities	3,051	1,296

Net increase in cash and cash equivalents	13,717	1,084
Cash and cash equivalents, beginning of period	13,540	9,559
Cash and cash equivalents, end of period	$27,257	$10,643
Other cash flow information:
Interest paid	$11	$17
Income taxes paid	$462	$275

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NIC Inc. (“NIC” or the “Company”) has prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  In management’s opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the results of operations for the interim periods presented.  These financial statements and notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 12, 2004, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

1. APPLICATION DEVELOPMENT CONTRACTS

In the second quarter of 2002, the Company accrued approximately $4.3 million in cost of software & services revenues for expected losses due to project cost overruns on outstanding contracts in Arkansas, Minnesota and Oklahoma.  In the fourth quarter of 2002, the Company reversed $800,000 of accruals recorded in the second quarter of 2002 related to its contracts in Arkansas and Oklahoma as these contracts were expected to cost less to complete than management estimated.  At December 31, 2002, the Company had fulfilled all obligations under its contract with the state of Minnesota.  In the third quarter of 2004, the Company reversed $0.4 million of accruals recorded in the second quarter of 2002 related to its contracts in Arkansas and Oklahoma, as these contracts are expected to cost less to complete than management’s previous estimates.  At September 30, 2004, the Arkansas and Oklahoma systems had been accepted and are currently in the maintenance phase.  The Company expects to fulfill all remaining obligations under its contract with the state of Oklahoma by December 31, 2004, and recently entered into a one-year maintenance contract renewal with the state of Arkansas, which the Company believes will be profitable.  At September 30, 2004, the Company no longer has an accrual for its application development contracts, which management believes is reasonable.  Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.

Unbilled revenues under long-term application development contracts, relating solely to the Company’s contract with the California Secretary of State, at September 30, 2004 and December 31, 2003 were approximately $4.6 million and $8.5 million, respectively, and are included in other current assets in the consolidated balance sheets.

2. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds.  These irrevocable letters of credit are generally in force for one year, for which the Company pays bank fees of approximately 1.5% to 2.0% of face value per annum.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $6.4 million at September 30, 2004 and December 31, 2003.  The Company is required to collateralize certain letters of credit with its cash and cash equivalents.  During the third quarter of 2004, the Company’s cash collateral requirements pertaining to letters of credit under its current banking agreement were reduced from $5 million to $3 million.

In conjunction with its business filings contract with the California Secretary of State, in March 2002, the Company issued a $5 million letter of credit as collateral for a $5 million performance bond required by the contract. In the second quarter of 2004, the Company received milestone payments totaling approximately $6.1 million for the delivery of the UCC filing system into production and parallel testing.  Of the $6.1 million in milestone payments received, approximately $1.0 million related to work to be performed after June 30, 2004, which had not been fully completed at September 30, 2004.  The Company is scheduled to receive two additional $3.3 million milestone payments in the future, currently estimated to be over the course of the next 12 to 18 months.  The first payment will be for the delivery of the business entity filing system into acceptance testing.  The second payment will be for the acceptance of the business entity filing system by the Secretary of State and commencement of the associated maintenance period.  Upon acceptance of the business entity filing system and commencement of the associated maintenance period, the Company will no longer be required to provide a performance bond under this contract.

At December 31, 2003, the Company’s term note payable had a balance of approximately $363,000 and was fully collateralized by cash and cash equivalents.  In July 2004, the Company paid off the note in full and had no balance remaining at September 30, 2004.

The Company has a $500,000 working capital line of credit, which was unused at September 30, 2004 and December 31, 2003.

At September 30, 2004 and December 31, 2003, the Company had pledged a total of approximately $3.0 million and $5.4 million, respectively, of its cash and cash equivalents as collateral under the financing arrangement that covers all of the Company’s outstanding letters of credit, term note payable and working capital line of credit, and has given the bank a security interest in certain of its accounts receivable and other assets.  At September 30, 2004 and December 31, 2003 the Company classified $3.0 million and $5.4 million, respectively, of its cash and cash equivalents as restricted in its consolidated balance sheets.

The Company has a $500,000 line of credit with a separate bank in conjunction with a corporate credit card agreement.  At December 31, 2003, NIC had pledged all of its marketable securities as collateral on the line of credit.  At September 30, 2004, the Company is no longer required to collateralize the line of credit.

3. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s two reportable segments consist of its Outsourced Portal businesses and Software & Services businesses.  The Outsourced Portals segment includes the Company’s subsidiaries operating outsourced state and local government portals and the corporate divisions that support portal operations.  The Software & Services segment includes the Company’s corporate filings business (NIC Conquest), ethics & elections filings business (NIC Technologies), commercial vehicle compliance business (IDT) and AOL division. Each of the Company’s Software & Services businesses is an operating segment and has been aggregated to form the Software & Services reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.”  There have been no significant intersegment transactions for the periods reported. Segment assets or other segment balance sheet information is not presented to the Company’s chief operating decision maker. Accordingly, the Company has not presented information relating to segment assets.

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended September 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2004
Revenues	$11,878	$1,549	$—	$13,427

Costs & expenses	7,074	902	2,062	10,038
Depreciation & amortization	290	50	21	361
Operating income (loss)	4,514	597	(2,083)	3,028

2003
Revenues	9,942	2,931	—	12,873

Costs & expenses	6,057	2,445	2,042	10,544
Depreciation & amortization	364	74	33	471
Operating income (loss)	3,521	412	(2,075)	1,858

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended September 30 (in thousands):

	2004	2003
Total operating income for reportable segments	$3,028	$1,858
Interest income	31	21
Interest expense	(2)	(6)
Equity in net loss of affiliates	—	(41)
Other income (expense), net	14	(12)

Consolidated income before income taxes	$3,071	$1,820

The table below reflects summarized financial information concerning the Company’s reportable segments for the nine months ended September 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2004
Revenues	$36,363	$5,821	$—	$42,184

Costs & expenses	20,833	4,764	6,389	31,986
Depreciation & amortization	902	164	64	1,130
Operating income (loss)	14,628	893	(6,453)	9,068

2003
Revenues	29,881	8,417	—	38,298

Costs & expenses	17,654	7,221	6,478	31,353
Depreciation & amortization	1,106	191	116	1,413
Operating income (loss)	11,121	1,005	(6,594)	5,532

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the nine months ended September 30 (in thousands):

	2004	2003
Total operating income for reportable segments	$9,068	$5,532
Interest income	75	80
Interest expense	(11)	(15)
Equity in net loss of affiliates	(109)	161
Other income (expense), net	14	(11)

Consolidated income before income taxes	$9,037	$5,747

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

	Three-months Ended Sept. 30,		Nine-months Ended Sept. 30,
	2004	2003	2004	2003
Numerator:
Net income	$1,949	$1,083	$5,377	$3,428
Denominator:
Weighted average shares – basic	59,065	58,357	58,894	58,242
Warrants and employee common stock options	1,887	1,045	2,058	500
Weighted average shares – diluted	60,952	59,402	60,952	58,742
Basic earnings per share:
Net income	$0.03	$0.02	$0.09	$0.06
Diluted earnings per share:
Net income	$0.03	$0.02	$0.09	$0.06

Outstanding employee common stock options totalling 0.7 million shares during the three- and nine-month periods ended September 30, 2004 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.  Outstanding employee common stock options totalling 1.1 million and 2.2 million shares during the three- and nine-month periods ended September 30, 2003, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.  Outstanding common stock warrants issued to AOL totaling 0.6 million common shares during the three-month period ended September 30, 2004 and the three- and nine-month periods ended September 30, 2003, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.

5. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion

No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three-months Ended Sept. 30,		Nine-months Ended Sept. 30,
	2004	2003	2004	2003

Net income, as reported	$1,949	$1,083	$5,377	$3,428
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(351)	(330)	(1,439)	(2,518)
Pro forma net income	$1,598	$753	$3,938	$910
Basic and diluted net income per share, as reported	$0.03	$0.02	$0.09	$0.06
Basic net income per share, pro forma	$0.03	$0.01	$0.07	$0.02
Diluted net income per share, pro forma	$0.03	$0.01	$0.06	$0.02

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

The following table summarizes information about the Company’s employee common stock options outstanding at September 30, 2004:

	Options Outstanding
		Weighted		Options Exercisable
Range of Exercise Price	Shares Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
$1.53-2.24	1,107,589	1.3	$1.84	917,618	$1.80
$2.30-3.40	1,498,488	3.6	$3.03	369,031	$3.01
$3.47-5.18	661,384	1.6	$3.82	454,522	$3.77
$5.46-8.19	623,950	3.9	$6.55	149,500	$7.01
$9.50-19.32	226,019	0.6	$10.41	226,019	$10.41
	4,117,430	2.6	$3.78	2,116,690	$3.72

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

OVERVIEW

The following discussion summarizes the significant factors affecting operating results of the Company for the three- and nine-month periods ended September 30, 2004 and 2003.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

RESULTS OF OPERATIONS

	Three-months ended September 30,		Nine-months ended September 30,
Key Financial Metrics	2004	2003	2004	2003
Revenue growth – outsourced portals	19%	12%	22%	13%
Same state revenue growth – outsourced portals	17%	3%	19%	2%
Revenue growth – software & services	(47)%	4%	(31)%	(19)%
Gross profit % – outsourced portals	47%	46%	50%	47%
Gross profit % – software & services	54%	22%	24%	21%
Selling & administrative as % of revenue	23%	22%	22%	23%
Operating income margin %	23%	14%	21%	14%

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

(in thousands)	Three-Months Ended September 30,		Nine-Months Ended September 30,
Portal Revenue Analysis	2004	2003	2004	2003
DMV transaction–based	$7,586	$6,253	$23,114	$18,471
Non-DMV transaction–based	3,551	2,676	10,491	7,937
Portal management	78	300	282	899
Software development	663	713	2,476	2,574

Total	$11,878	$9,942	$36,363	$29,881

Portal revenues for the current quarter increased 19%, or approximately $1.9 million, over the prior year quarter.  Of this increase, 16%, or approximately $1.6 million, was attributable to an increase in same state portal revenues (states in operation and generating DMV revenues for two full years), and 6%, or approximately $0.5 million, was primarily attributable to our Kentucky portal, which began to generate DMV revenues in mid-September 2003.  These increases were partially offset by a decrease in revenues from our local portal business, primarily due to the continued wind down of certain of our unprofitable local portal businesses.  We expect local portal revenues to continue to decrease on a year-over-year basis for the balance of 2004.  Same state portal revenues in the current quarter increased 17%, or approximately $1.6 million, over the prior year quarter primarily as a result of increased transaction revenues from several of our portals, most notably Montana, Tennessee and Utah.  Our same state revenue growth in the current quarter was higher than the 3% growth we achieved in the prior year quarter due in part to a 12% increase (approximately $0.8 million) in same state DMV transaction-based revenues.  This increase was mainly attributable to modest price increases in two of our portal states, as previously disclosed.  In addition, same state non-DMV transaction-based revenues increased 37%, or approximately $0.9 million, in the current quarter due to the addition of several new revenue generating applications in existing portals.

Portal revenues for the nine months in the current period increased 22%, or approximately $6.5 million, over the prior year period.  Of this increase, 17%, or approximately $5.0 million, was attributable to an increase in same state portal revenues and 8%, or approximately $2.3 million, was mostly attributable to our Kentucky portal.  These increases were partially offset by a decrease in revenues from our local portal business, as further discussed above.  Same state portal revenues in the current year-to-date period increased 19%, or approximately $5.0 million, over the prior year period.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 16%, or approximately $0.9 million, over the prior year quarter.  Of this increase, 15%, or approximately $0.8 million, was attributable to an increase in same state cost of portal revenues and 4%, or approximately $0.2 million, was primarily attributable to our newer portals, including Kentucky.  These increases were offset by a decrease in expenses from our local portals as a result of the continued wind down of certain of our unprofitable local portal businesses.

Our portal gross profit rate in the current quarter increased to 47% from 46% in the prior year quarter.  This increase was primarily attributable to a full quarter of operations in 2004 from our Kentucky portal.  Our same state portal gross profit rate was approximately 50% in the current and prior year quarters.

Cost of portal revenues for the nine months in the current period increased 16%, or approximately $2.5 million, over the prior year period.  Of this increase, 14%, or approximately $2.2 million was attributable to an increase in same state cost of portal revenues, and 4%, or approximately $0.7 million, was attributable to our newer portals, including Kentucky and Alabama.  Partially offsetting these increases was a decrease from our local portals as a result of our cost reduction efforts in certain of our local portals over the past year in an effort to improve profitability.

Our portal gross profit rate in the current year-to-date period increased to 50% from 47% in the prior year period.  Our same state portal gross profit rate was 51% in the current and prior year-to-date periods.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by type of business:

(in thousands)	Three-Months Ended September 30,		Nine-Months Ended September 30,
Software & Services Revenue Analysis	2004	2003	2004	2003
Corporate Filings – California SOS	$769	$2,058	3,401	$5,885
Corporate filings – Legacy contracts	28	65	144	157
Ethics & Elections	573	567	1,706	1,777
Transportation	114	141	322	351
AOL	33	27	127	135
Other	32	73	121	112

Total	$1,549	$2,931	$5,821	$8,417

Software and services revenues for the three- and nine-month periods ended September 30, 2004 decreased by 47%, or approximately $1.4 million, and 31%, or approximately $2.6 million, respectively, from the prior year periods mainly due to a decrease in revenues from our corporate filings business.  We recognized approximately $0.8 million and $3.4 million in revenue from our contract with the California Secretary of State for the three- and nine-month periods ended September 30, 2004 compared to $2.1 million and $5.9 million in the prior year periods, respectively.  We recognize revenues and profit on our contract with the California Secretary of State using the percentage of completion method as we make progress, primarily utilizing costs incurred to date as compared to the estimated total cost for the contract.

COST OF SOFTWARE & SERVICES REVENUES.  The decrease in cost of software & services revenues for the three- and nine-month periods ended September 30, 2004 was mostly due to a decrease in project costs incurred on our contract with the California Secretary of State, and was relatively consistent with the corresponding decrease in project revenues as further discussed above.  In addition, in the third quarter of 2004, we reversed approximately $0.4 million in loss accruals relating to our legacy business filing contracts in Arkansas and Oklahoma, as these contracts are expected to cost less to complete than our previous estimates (for further discussion, see Note 1 in the Notes to Consolidated Financial Statements included in this Form 10-Q).  This adjustment positively affected our software & services gross profit rate for the three- and nine-month periods ended September 30, 2004.  Additionally, in the first quarter of 2004, we reduced our expected profit margin on our contract with the California Secretary of State from approximately 6% to 4% due to an increase in estimated costs to complete the contract as a result of adding additional project management resources to the project.  This margin adjustment adversely affected our software & services gross profit rate for the nine-month period ended September 30, 2004.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses as a percentage of revenue were 23% in the current quarter compared to 22% in the prior year quarter.  On a year-to-date basis, selling & administrative expenses as a percentage of revenue decreased to 22% in the current period from 23% in the prior year period.  We generally expect selling & administrative expenses as a percentage of revenues to decline as our revenues grow and our corporate-level expenses remain relatively flat year over year.

DEPRECIATION & AMORTIZATION.  Depreciation expense decreased for the three- and nine-month periods ended September 30, 2004 as certain capital expenditures made after our initial public offering in 1999 have become fully depreciated. We expect depreciation & amortization expense for fiscal 2004 to range from $1.5 to $1.7 million.

INCOME TAX PROVISION.  Our effective tax rate in the current quarter was less than the amount customarily expected due primarily to a favorable income tax provision adjustment from a book to tax reconciliation related to our 2003 tax return.  This adjustment also reduced our effective tax rate for the nine-month period ended September 30, 2004.  Prospectively, we expect our effective tax rate to range from 40% to 43%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $11.1 million for the current period compared to $0.9 million in the prior year period.  The increase in cash flow from operations was primarily the result of $6.1 million in payments received from the California Secretary of State at the end of the second quarter and to a year-over-year increase in operating income, excluding non-cash charges.  These payments from the California Secretary of State contributed to the significant decrease in other current assets in the current period, reducing unbilled revenues.  We have been recognizing revenues on this contract under percentage of completion accounting as progress is made on the project.  The increase in accrued expenses in the current period was partially due to accrued subcontractor costs on this project, as we are not required to pay certain subcontractors until we receive major milestone payments under the contract.  Approximately $1.0 million of the payments received in the second quarter of 2004 were paid to certain subcontractors in the third quarter of 2004.  For additional discussion of the major milestone payments under our contract with the California Secretary of State, refer to Note 2 in the Notes to Consolidated Financial Statements in this Form 10-Q.

We recognize revenue from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three-months ended September 30, 2004 and December 31, 2003 were approximately $48.8 million and $45.0 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding was 35 for the three-month period ended September 30, 2004 and 37 for the three-month period ended December 31, 2003.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, increased to $34.5 million at September 30, 2004 from $24.4 million at December 31, 2003.  Our current ratio, defined as current assets divided by current liabilities, was 2.7 at September 30, 2004 and 2.1 at December 31, 2003.  The increase in working capital in the current period was due to an increase in cash and accounts receivable and a decrease in accounts payable, which was partially offset by a decrease in other current assets and an increase in accrued liabilities, as further discussed above.

Cash used in investing activities in the current year period reflects approximately $1.0 million in capital expenditures offset by the maturity of marketable securities (as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q) and proceeds from our minority investment in E-Filing (as further discussed in Note 6 in the Notes to Consolidated Financial Statements included in our Form 10-Q for the quarter ended June 30, 2004). The increase in capital expenditures in the current period was mostly attributable to computer equipment purchases relating to our recent move to a new data center for company-wide hosting and disaster recovery purposes.

Financing activities in the current period resulted in net cash generated of approximately $3.1 million, reflecting a $2.4 million reduction in our cash collateral requirements under the financing arrangement that covers all of the Company’s outstanding letters of credit, term note payable, which was paid off in the current quarter, and working capital line of credit (as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q).  Financing activities in the current period also reflect $1.1 million in proceeds from the exercise of employee stock options.  Financing activities in the prior year period primarily reflect a $0.9 million decrease in restricted cash and cash equivalents and $0.5 million in proceeds from the exercise of employee stock options.

At September 30, 2004, our total unrestricted cash balance was $27.3 million compared to $13.5 million at December 31, 2003.  At September 30, 2004, we had posted $3.0 million in cash as collateral for bank letters of credit issued on behalf of the Company.  We issue letters of credit as collateral for performance on certain of our government contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year.  We expect our collateral requirements under our current banking agreement to continue to ease over time as we continue to produce consecutive quarters of profitability and earnings growth.  However, even though we expect to be profitable for the remainder of 2004 and beyond, we may not be able to sustain our current levels of profitability or increase profitability on a quarterly or annual basis.  We will need to generate sufficiently higher revenues while containing costs and operating expenses if we are to achieve growing profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to become profitable on a long-term, sustained basis.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had the Company been required to post 100% cash collateral at September 30, 2004 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased and restricted cash would have increased by approximately $4.8 million.

We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, and current growth initiatives for the next twelve months without the need of additional capital.  However, we may need to raise additional capital before this period ends to further:

•                  fund operations, including the costs to fund our contract with the California Secretary of State and subcontractors on that project (for further discussion, see Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q);

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

At September 30, 2004, we were bound by performance bond commitments totaling approximately $7.3 million on certain government contracts.  Of this amount, $5 million relates to the performance bond requirement on our contract with the California Secretary of State.  However, we have never had any defaults resulting in draws on performance bonds.  We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.  Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our cash balances.  We limit our exposure to credit loss by depositing our cash and cash equivalents with high credit quality financial institutions.  We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We do not use derivative financial instruments. A 10% change in interest rates would not have a material effect on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On October 25, 2004, Art N. Burtscher was elected chairman of the Audit Committee of the Company’s Board of Directors (the “Committee”).  The Committee currently consists of Mr. Burtscher, John L. Bunce, Jr. (former chairman of the Committee), Daniel J. Evans and Pete Wilson, all of whom have been determined to be independent, as independence is defined in Rule 4200(a)(14) of the National Association of Securities Dealers, Inc. listing standards and the Company’s corporate governance guidelines.

With the election of Mr. Burtscher to the Committee, NIC believes it has fulfilled the requirement to have an audit committee financial expert as defined in Item 401(h)(2) of Regulation S-K and pursuant to Section 407 of the Sarbanes-Oxley Act of 2002.

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

A Report on Form 8-K was filed with the Securities and Exchange Commission on August 6, 2004, with attached press release of the Company dated August 6, 2004, announcing the election of Art N. Burtscher to the Company’s Board of Directors.

A Report on Form 8-K was filed with the Securities and Exchange Commission on October 1, 2004, with attached press release of the Company dated October 1, 2004, announcing that it will hold a conference call with analysts and investors on Monday, October 4, 2004 at 9:00 a.m. (EDT) to comment on the state of Florida’s decision to terminate all enterprise IT outsourcing contracts.

A Report on Form 8-K was filed with the Securities and Exchange Commission on October 28, 2004, with attached press release of the Company dated October 28, 2004, announcing third quarter operating results for fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: November 9, 2004	/s/ Eric J. Bur
Eric J. Bur
Chief Financial Officer

Dated: November 9, 2004	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Vice President, Financial Operations and Chief Accounting Officer