Form 10-K
period 2004-12-31
NIC INC
filed 2005-03-04
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, no par value per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes [X] No [  ]

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2004, was approximately $228,175,000 (based on the closing price for shares of the registrant’s common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 11, 2005, 59,301,375 shares of the registrant’s common stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be issued in connection with its Annual Meeting of Shareholders to be held in 2005 are incorporated by reference into Part III of this Form 10-K.

Except as otherwise stated, the information contained in this Form 10-K is as of February 11, 2005.

TABLE OF CONTENTS
NIC INC.
FORM 10-K ANNUAL REPORT

PART I

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this Annual Report on Form 10-K regarding NIC and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced. However, it is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: competition issues discussed on page 11; government regulation discussed on page 12; intellectual property and proprietary rights discussed on page 12; specific risk factors discussed on pages 13 to 22; and commitments and contingencies described in Notes 2, 4, 7, 8 and 10 to the consolidated financial statements included in this Form 10-K. Other factors not presently identified may also cause actual results to differ.

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

ITEM 1.  BUSINESS

Business Overview

NIC is a provider of eGovernment services that helps governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. We accomplish this currently through two divisions: our portal outsourcing businesses and our software & services businesses. In our primary portal outsourcing business, we enter into long-term contracts with governments to design, build and operate Web-based portals on their behalf. These portals consist of Web sites and applications we have built that allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver’s license records or filing a government-mandated form or report. Our self-funding business model allows us to reduce our government partners’ financial and technology risks and generate revenues by sharing in the fees we collect from eGovernment transactions. Our government partners benefit through gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient and more cost-effective means to interact with governments.

Currently, we have contracts to provide portal outsourcing services under our self-funding business model to sixteen states. We typically enter into three- to five-year contracts with our government partners and manage operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. We intend to increase our revenues by signing long-term portal contracts with new government partners and by delivering new services to a growing number of government entities within our existing contractual relationships.

Our software & services businesses currently include our corporate filings, ethics & elections, transportation and AOL businesses. During 2002, we exited our eProcurement business, NIC Commerce, and decided to wind down our transportation business, IDT, as part of a broad strategic refocusing of the Company on our profitable core outsourced portal business. Our corporate filings business, NIC Conquest, is a provider of software applications and services for electronic filings and document management solutions for governments. Our corporate filings business focuses on Secretaries of State, whose offices are state governments’ principal agencies for corporate filings. Our ethics & elections business, NIC Technologies, designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies. Also included in our software & services segment is our AOL division, which serviced an agreement with America Online, Inc. to deliver government information, services and applications through AOL’s Government Guide service. The Company’s agreement with AOL expired on December 31, 2004, and was not renewed.

We expanded rapidly following our initial public offering in July of 1999 and incurred substantial net losses through mid-2002 primarily as a result of our software & services businesses. Throughout this time period, our core outsourced portal operations have grown and have been profitable. As part of a broad strategic refocusing of the Company on our outsourced portal business, we became profitable in the second half of 2002 and have been profitable since that time. We expect the Company to continue to be profitable and have focused the business on operations we believe have demonstrable ability to produce positive net income and sustainable cash flow in the future.

The Company

NIC Inc. (formerly National Information Consortium, Inc.) was formed on December 18, 1997, for the sole purpose of affecting an exchange of common stock, in a transaction referred to as the Exchange Offer, to combine under common ownership five separate affiliated entities under which we conducted our business operations. The five companies were NICUSA (formerly National Information Consortium USA), Kansas Information Consortium, Indiana Interactive, Nebraska Interactive and Arkansas Information Consortium. The Exchange Offer was consummated on March 31, 1998, and was accounted for as a business combination. NICUSA is the entity whose shareholders received the largest portion of the Company’s common stock shares and was treated as the accounting acquirer with the purchase method of accounting being applied to the four other companies. On July 20, 1999, we completed our initial public offering, selling an aggregate of 10 million new shares of common stock for net proceeds of approximately $109.4 million after deducting underwriting discounts, commissions and expenses.

Segment Information

Our two reportable segments consist of our portal outsourcing segment and software & services segment. The portal outsourcing segment includes our subsidiaries that operate outsourced government portals and the corporate divisions that support portal operations. The software & services segment includes our corporate filings, ethics & elections, transportation and AOL businesses. Although we decided to wind down our transportation business in 2002, it did not yet qualify as a discontinued operation at December 31, 2004. For additional information relating to our reportable segments, refer to Note 13 in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

The limits of traditional government transaction methods

Traditionally, government agencies have transacted, and in many cases continue to transact, with businesses and citizens using processes that are inconvenient and labor-intensive, require extensive paperwork and use large amounts of scarce staff resources. Transactions and information requests are often made in person or by mail and are processed manually, increasing the potential for errors and the need for numerous revisions and follow-ups. Even newer methods, including telephone response systems, tape exchanges and dial-up computer networks, rely on multiple systems and potentially incompatible data formats, and require significant expertise and expenditures to introduce and maintain. As a result, businesses and citizens often have no choice but to face costly delays to complete essential tasks. These delays include waiting in line at a government agency, waiting for answers by telephone or waiting for responses by mail. Businesses and citizens encounter further inconvenience and delay because they usually can work with government agencies only during normal business hours. Even when electronic alternatives are available, they often require a cumbersome process of multiple contacts with different government agencies. Increases in the level of economic activity and in the population have exacerbated these problems and increased the demand for new services.

Growth of the Internet, electronic commerce and eGovernment

The Internet is a global medium that enables millions of people worldwide to share information, communicate and conduct business electronically. According to the Computer Industry Almanac, more than 934 million people worldwide had access to the Internet in 2004, up 32% over 2003. Continued growth is expected to be driven by the large and growing number of personal computers installed in homes and offices and the decreasing cost of computer equipment. By 2010, Forrester Research estimates that 1.2 billion homes worldwide will have personal computers. Easier, faster and cheaper access to the Internet, the proliferation of Internet content and the increasing familiarity with and acceptance of the Internet by governments, businesses and consumers will also continue to encourage the expanded use of online services. In particular, the growth of high-speed access is accelerating Internet use globally. Market research firm Point Topic estimates that 123 million homes around the world now have broadband connections.

In the United States, market research firm International Data Corporation reported that personal computer sales rose to 58.3 million units in 2004, up 10% over 2003. Nielsen/NetRatings estimates that 139 million Americans considered themselves “active” Internet users in 2004, and more than 185 million residents had regular access to the Internet. According to a December 2003 study by the Pew Internet & American Life Project, 87% of U.S. Internet users have computer access at home, while 48% have Internet access at work. The same study estimates that 66 million Americans were online in a typical day in August 2003, a 27% increase over the same period in 2000. Nielsen/NetRatings also estimates that 55% of U.S. at-home users accessed the Internet from a broadband connection, and that figure is expected to rise to 65% by 2007.

The volume of electronic commerce has grown in parallel with the Internet itself. According to ComScore Networks, the total value of goods and services transacted online in the United States surpassed $117 billion in 2004.

Similar growth trends are seen for eGovernment. Research firm Input predicts that spending on state and local government information technology initiatives will exceed $49 billion in 2005 and will grow to $64 billion by 2009. In a May 2004 survey, the Pew Internet and American Life Project found that 75% of all Internet users had sought information directly from a local, state or federal government Web site during the last three months.

Emergence of the Internet as a medium for eGovernment

The growing acceptance of the Internet and electronic commerce presents a significant opportunity for the development of eGovernment, in which government agencies conduct transactions and distribute information over the Internet. By using the Internet, government agencies can increase the volume and efficiency of interactions with constituents without increasing expenditures or demands on current personnel. In addition, regardless of physical distance, businesses and citizens can obtain government information quickly and easily over the Internet. For example, motor vehicle administrators can provide instantaneous responses to auto insurers’ requests for driving record data by allowing controlled access to government databases through the Internet. This online interaction reduces costs for both government and users and decreases response times compared to providing the same data by mail or special purpose dial-up computer connections.

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

Government Contracts

Our portal outsourcing businesses

Through our portal outsourcing businesses, we currently have contracts with 23 state and local government agencies. At December 31, 2004, we provided outsourced government portal services through the following portals:

Government Entity	Year Services Commenced	Web Address
Kentucky	2003	www.Kentucky.gov
Alabama	2002	www.Alabama.gov
Vermont	2002	www.Vermont.gov
New Hampshire	2002	www.NHlicenses.com www.NHfishandgame.com
Des Moines, Iowa	2002	www.DMgov.com
Iowa State County Treasurers Association	2002	www.IowaTreasurers.org
Rhode Island	2001	www.RI.gov
City of Tampa	2001	www.TampaGov.net
Kent County, Michigan	2001	www.accessKent.com
Oklahoma	2001	www.OK.gov
Montana	2001	www.DiscoveringMontana.com
Tennessee	2000	www.Tennessee.gov
Hawaii	2000	www.Hawaii.gov
Idaho	2000	www.accessIdaho.org
Utah	1999	www.Utah.gov
Maine	1999	www.Maine.gov
Arkansas	1997	www.Arkansas.gov
Indianapolis and Marion County, Indiana	1997	www.CivicNet.net
Iowa	1997	www.Iowa.gov
Virginia	1997	www.Virginia.gov
Indiana	1995	www.IN.gov
Nebraska	1995	www.Nebraska.gov
Kansas	1992	www.accessKansas.org

Our government portals operate under separate contracts that generally have an initial term of three to five years. Under a typical self-funding contract, a government agrees that:

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

Currently, under our contracts with the states of New Hampshire and Vermont, we provide consulting, development and management services for these government portals predominantly under a time and materials model.

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

Our software & services businesses

Corporate filings

Our corporate filings business, NIC Conquest, focuses on secretaries of state, whose offices are state governments’ principal agencies for corporate filings. We have installed Uniform Commercial Code (“UCC”) and/or business entity software applications for Web-enabling the back-office systems and processes for business-to-government filings with the following states: Arkansas, Indiana, Montana, Oklahoma, South Dakota and Texas. We are currently in the process of installing a similar system for the California Secretary of State. In September 2001, we were awarded a five-year contract by the California Secretary of State to develop and implement a comprehensive information management and filing system. The contract with the California Secretary of State is valued at approximately $25 million and is the largest government contract we have ever been awarded. This award is both the nation’s largest state eGovernment filing initiative on record and the most comprehensive secretary of state filing system project in the United States. The Web-enabled document management and filing system will increase efficiency and reduce expenses for California by eliminating paperwork and decreasing processing and turnaround times. Upon completion, the new system will allow agency customers, primarily from the banking and legal communities, to search, retrieve, and submit documents online. Customers will also be able to pay fees for a variety of transactions, including new incorporation document filings, trademark registrations, and UCC filings. The contract includes comprehensive back office document and revenue management systems, Web and Internet applications that will take approximately 90% of the agency’s Business Programs Division’s services online, and imaging and indexing of more than ten million historical document pages. As part of the contract, we also will provide three years of onsite support and maintenance for the system.

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

Our Portal Service Offerings

We work with our government partners to develop, manage and enhance a comprehensive, Internet-based portal to deliver eGovernment services to their constituents. Our portals are designed to provide user-friendly and convenient access to in-demand government information and services and include numerous fee-based transaction services and applications that we have developed. These fee-based services and applications allow businesses and citizens to access constantly changing government information and to file necessary government documents. The types of services and the fees charged vary in each portal installation according to the unique preferences of that jurisdiction. In an effort to reduce the frustration businesses and citizens often encounter when dealing with multiple government agencies, we handle cross-agency communications whenever feasible and shield businesses and citizens from the complexity of older, mainframe-based systems that agencies commonly use, creating an intuitive and efficient interaction with governments. Some of the online services we currently offer in different jurisdictions include:

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
Attorneys, lobbyists

Health Professional License Services	Allows users to search databases on several health professions to verify license status.	Hospitals, clinics, health insurers, citizens

Secretary of State Searches	Allows users to access filings of corporations, partnerships and other entities, including charter documents.	Attorneys, lenders

Uniform Commercial Code (UCC) Searches and Filings	Permits searches of the UCC database to verify financial liens, and permits filings of secured financial documents.	Attorneys, lenders

Professional License Renewal	Permits professionals to renew their licenses on line using a credit card.	Attorneys, doctors, nurses, architects and other licensed professionals

Product or Service	Description	Primary Users
Driver’s License Renewal	Permits citizens to renew their driver’s license on line using a credit card.	Citizens

Limited Criminal History Searches	For those legally authorized, provides users with the ability to obtain a limited criminal history report on a specified individual.	Schools, governments, human resource professionals, nonprofits working with children or handicapped adults

Income and Property Tax Payments	Allows users to file and pay for a variety of state and local income and property taxes.	Businesses and citizens

Hunting and Fishing Licenses	Permits citizens to obtain and pay for outdoor recreation licenses over the Internet.	Citizens

Business Registrations and Renewals	Allows business owners to search for and reserve a business name, submit and pay for the business registration, and renew the business registration on an annual basis.	Businesses

In addition to these services, we also provide customer service and support. Our customer service representatives serve as a liaison between our government partners and businesses and citizens. In the majority of the portals we operate, customer service representatives are available 24 hours a day, seven days a week.

Revenues

We currently derive revenue from three main sources:

•	transaction-based fees;

•	fees for managing eGovernment operations; and

•	fees for application development.

In most of our outsourced portal businesses, our revenues are generated from transactions, which generally include the collection of transaction-based and subscription fees from users. The highest volume, most commercially valuable service we offer is access to motor vehicle records through our insurance industry records exchange network. This service accounted for approximately 64% of our portal revenues in 2002, 62% in 2003 and 63% in 2004. ChoicePoint, which resells these records to the auto insurance industry, accounted for approximately 48% of portal revenues in 2002, 47% in 2003 and 46% in 2004. In 2004, transaction-based revenues accounted for approximately 81% of our consolidated revenues.

In our other operations, revenues are derived primarily from fees for managing eGovernment operations and fees for application development and hosting. In 2004, these revenues accounted for approximately 19% of our consolidated revenues.

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

Developing new sources of revenue

We focus our new government sales and marketing efforts on increasing the number of governments and government agencies that are receptive to a public/private model for delivering information and/or completing transactions over the Internet. We meet regularly with interested government officials to educate them on the public/private model and its potential advantages for their jurisdictions. Members of our management team are also regular speakers at conferences devoted to the application of Internet technologies to facilitate the relationship between governments and their citizens. In states where we believe interest is significant, we seek to develop supportive, educational relationships with professional and business organizations that may benefit from the government service improvements our service delivery can produce. We also focus our marketing efforts on key government decision makers through the use of print media and corporate communications.

Once a government decides to implement a public/private model for managing Internet access to information resources and transactions, it typically starts a selection process that operates under special rules that apply to government purchasing. These rules typically require open bidding by possible service providers against a list of requirements established by the government under existing procedures or procedures specifically created for the Internet provider selection process. We respond to requests for bids with a proposal that outlines in detail our philosophy and plans for implementing our business model. Once our proposal is selected, we enter into negotiations for a contract.

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

Although each government’s unique political and economic environment drives different marketing and development priorities, we have found many of our core applications to be relevant across multiple jurisdictions. Each of our outsourced portal businesses has a director of marketing and additional marketing staff that regularly meet with government, business and consumer representatives to discuss potential new services. We also promote the use of existing services to existing and new customers through speaking engagements and targeted advertising to organizations for professionals, including lawyers, bankers and insurance agents that have a need for regular interaction with government. We identify services that have been developed and implemented successfully for one government and replicate them in other jurisdictions.

Strategic Acquisitions and Alliances

Since going public in July 1999, we acquired four companies that comprised the majority of our software & services segment. In 2002, we exited certain of these businesses and completed the restructuring of the others as part of a broad strategic refocusing of the Company on our profitable core outsourced portal business. For additional information on our acquisitions, investments and strategic alliances, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Each of our government partners has unique priorities and needs in the development of its eGovernment services. More than half of our employees work in the Internet services and application development and technology operations areas, and most are focused on a single government partner’s application needs. Our employees develop an understanding of a specific government’s application priorities, technical profiles and information technology personnel and management. At the same time, all of our development directors are trained by experienced technical staff from our other operations on our standard technical framework, and there is frequent communication and cooperation, which ensures that our government partners can make use of the most advanced eGovernment services we have developed throughout our organization.

Most of our portals and applications are physically hosted in each jurisdiction in which we operate on servers that we own or lease. We also provide links to sites that are maintained by government agencies or organizations that we do not manage. Our businesses provide uninterrupted online service 24 hours per day and seven days a week, and our operations maintain fault-tolerant, redundant systems, with thorough backup and security and disaster recovery procedures.

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

We believe we compete favorably with respect to the above-listed factors. In most cases, the principal substitute for our services is a government-designed and managed service that integrates other vendors’ technologies, products and services. Companies that have expertise in marketing and providing technical electronic services to government entities compete with us by further developing their services and increasing their focus on this piece of their business and market shares. Examples of companies that may compete and/or currently compete with us are the following:

•	large systems integrators, including CGI AMS and SAIC;

•	traditional software applications developers, including Microsoft and Oracle;

•	traditional consulting firms, including IBM Global Services, BearingPoint, and Accenture; and

•	consumer-oriented application service providers for government, such as EzGov.com.

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

Employees

As of December 31, 2004, we had 288 full-time employees, of which 23 were working in corporate operations 21 were in our software & services businesses and 244 were in our outsourced portal businesses. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. From time to time, we also employ independent contractors to support our application development, marketing, sales and support and administrative organizations. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Other Risk Factors Affecting Our Business

We have incurred significant net losses in the past

We expanded rapidly following our initial public offering in July 1999 and incurred substantial net losses through mid-2002 primarily as a result of our acquired software & services businesses. We incurred net losses of approximately $7.6 million for the year ended December 31, 2002, $77.4 million for the year ended December 31, 2001, $40.3 million for the year ended December 31, 2000 and $10.7 million for the year ended December 31, 1999. However, as part of a broad strategic refocusing of the Company on our profitable core outsourced portal business during 2002, we exited our eProcurement business, NIC Commerce, decided to wind down our transportation business, IDT, and restructured the other software & services businesses in an effort to accelerate our path to profitability. As a result, the Company became profitable in the second half of 2002 and has been profitable since that time. Further, even though we expect to be profitable in 2005 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis thereafter. We will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve growing profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to remain profitable on a long-term, sustained basis.

We may need more working capital to fund operations and expand our business

We believe that our current financial resources will be sufficient to meet our present working capital and capital expenditure requirements for at least the next twelve months. However, we may need to raise additional capital before this period ends to further:

•	fund operations, including the costs to fund our contract with the California Secretary of State and subcontractors on that project;

•	collateralize letters of credit, which the Company is required to post as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds;

•	support our expansion into other states and government agencies beyond what is contemplated in 2005 if unforeseen opportunities arise;

•	expand our product and service offerings beyond what is contemplated in 2005 if unforeseen opportunities arise;

•	respond to unforeseen competitive pressures; and

•	acquire complementary technologies beyond what is contemplated in 2005 if unforeseen opportunities arise.

Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new service offerings and potentially competing technological and market developments. However, any projections of future cash flows are subject to substantial uncertainty. If current cash, lines of credit and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or increase our working capital line of credit. The sale of additional equity securities could result in dilution to the Company’s shareholders. From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses. Acquisitions or investments might impact the Company’s liquidity requirements or cause the Company to sell additional equity securities or issue debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds were not available on acceptable terms, our ability to develop or enhance our applications and services, take advantage of future opportunities or respond to competitive pressures would be significantly limited. This limitation could harm our business, results of operations and financial condition.

Our corporate filings business has incurred losses under its fixed-fee contracts in the past, and our results of operations could be harmed if the costs that this business incurs to meet contractual commitments exceed our current estimates

Our corporate filings business, NIC Conquest, develops and delivers applications, typically for a fixed development fee, that improve the back-office administration of government records and better enable electronic filing and distribution of business entity and UCC records for secretaries of state. In the fourth quarter of 1998, we determined that the balance of revenues remaining to be recognized under our existing contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications. Estimated costs in excess of fixed contract prices of $1.3 million for completing these applications were expensed in the fourth quarter of 1998. We accrued additional anticipated losses of $1.1 million in 1999, $1.4 million in 2000, and $6.0 million in 2001 based on revised estimates relating to our then-existing contracts. In 2002, we accrued approximately $3.5 million in anticipated losses due to cost overruns on contracts in Arkansas, Minnesota and Oklahoma. We have fulfilled all obligations under our contracts with the states of Minnesota and Oklahoma, and the Arkansas system is currently in the maintenance phase. It is possible that our costs will similarly exceed revenues in the future, as a result of unforeseen difficulties in the creation of an application called for in a contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs, delays in completing a contract, or other reasons. If this occurs, particularly on our contract with the California Secretary of State, our results of operations, financial condition and cash flows could be seriously harmed.

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

We cannot be sure that any acquisitions we may announce will ultimately close. Moreover, even after we close such transactions, we cannot assure that we will be able to successfully integrate the new businesses or any other businesses, products or technologies we may acquire in the future. For example, in the third and fourth quarters of 2001, we recorded impairment losses totaling $37.0 million and $12.5 million, respectively, relating to our NIC Commerce, NIC Technologies and NIC Conquest businesses, all of which were acquired since the third quarter of 1999. Also, in the third quarter of 2000 and the fourth quarter of 2001, we recorded restructuring charges totaling $0.7 million and $0.4 million, respectively, relating to our NIC Commerce and NIC Technologies businesses. Additionally, in the second quarter of 2002, we recorded a $1.3 million impairment loss relating to our IDT business, which was acquired in October 2000, and an impairment loss totaling $3.0 million relating to our AOL business. For additional information on certain of these impairment charges, see Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Because we have portal outsourcing contracts with a limited number of governments, the termination of certain of these contracts may harm our business

Currently, the majority of our revenues are derived from the operation of our outsourced portal businesses. We have portal contracts with 23 governments. These contracts typically have initial terms of three to five years with optional renewal periods of one to five years. However, any renewal is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period or, in some cases, upon passing legislation. Additionally, the contracts under which we provide management and development services can be terminated without cause on a specified period of notice. The loss of one or more of our larger state portal partners, such as Indiana or Virginia, if not replaced, could dramatically reduce our revenues. If these revenue shortfalls occur, our business and financial condition would be harmed. We cannot be certain if, when or to what extent governments might fail to renew or terminate any or all of their contracts with us.

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

We may be unable to sustain the usage levels of current services that provide a significant percentage of our revenues

We obtain a high proportion of our revenues from a limited number of services. Transaction-based fees charged for access to motor vehicle records through our insurance industry records exchange network accounted for over 55% of our consolidated revenues and 63% of our portal revenues for the year ended December 31, 2004 and are expected to continue to account for a significant portion of our revenues in the near future. Regulatory changes or the development of alternative information sources could materially reduce our revenues from this service. A reduction in revenues from currently popular services would harm our business, results of operations and financial condition.

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

Our portal revenues could be harmed as a result of severe government budget deficits

Although the majority of our portal revenues are derived from fees we charge to users for transactions conducted through our portals, approximately 7% of our portal revenues in 2004 were derived from software development or portal management services paid directly to us by governments on a time-and-materials or fixed fee basis. In the event of severe budget deficits, our government clients may be required to curtail discretionary spending on such projects and our portal revenues could be harmed.

Because a major portion of our current revenues is generated from a small number of users, the loss of any of these users may harm our business and financial condition

A significant portion of our revenues is derived from data resellers’ use of our portals to access motor vehicle records for sale to the automobile insurance industry. For the year ended December 31, 2004, one of these data resellers, ChoicePoint, accounted for approximately 46% of our portal revenues and 40% of our consolidated revenues. It is possible that these users will develop alternative data sources or new business processes that would materially diminish their use of our portals. The loss of all or a substantial portion of business from any of these entities would harm our business and financial condition.

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

•	political acceptance of the concept of government agencies contracting with third parties to distribute public information, which has been offered traditionally only by the government agencies and often without charge;

•	the internal review process by the government agencies for bid acceptance;

•	the need to reach a political accommodation among various interest groups;

•	changes to the bidding procedure by the government agencies;

•	changes to state legislation authorizing government’s contracting with third parties to distribute public information;

•	changes in government administrations;

•	the budgetary restrictions of government entities;

•	the competition generated by the bidding process; and

•	the possibility of cancellation or delay by the government entities.

We are dependent on the bidding process for a significant part of our business. Therefore, any material delay in the bidding process, changes to the bidding practices and policies, the failure to receive the bid or the failure to execute a contract may disrupt our financial results for a particular period and harm our financial condition.

The seasonality of use for some of our eGovernment services may harm our fourth quarter results of each calendar year

The use of some of our eGovernment services is seasonal, particularly the accessing of drivers’ records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the smaller number of business days in this quarter and a lower volume of transactions during the holiday period. As a result, seasonality could cause our quarterly results to fluctuate, which could harm our business and financial condition and could harm the trading price of our common stock.

Our quarterly results of operations may be volatile and difficult to predict. If our quarterly results of operations fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly

Our future revenues and results of operations may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, and any of which may harm our business. These factors include:

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

We may be unable to hire, integrate or retain qualified personnel

The growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Some of our personnel are presently serving in more than one executive capacity. The loss of any of our executives could harm our business.

In addition, we expect that we will need to hire additional personnel in all areas in 2005, including general managers for new operations in jurisdictions in which we obtain contracts. We may not be able to retain our current key employees or attract, integrate or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies and positioning of our government portals and other services. This training will require substantial resources and management attention.

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

If the Internet infrastructure fails to develop or be adequately maintained, our business would be harmed because users may not be able to access our government portals

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. If the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic on our government portals. Such outages and delays would also hinder our customers’ ability to complete eGovernment transactions. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. If the Internet infrastructure is not adequately developed or maintained, use of our government portals and our government-to-citizen and government-to-business services may be reduced.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment has required the commitment of significant financial and managerial resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our stock trades on the Nasdaq National Market under the symbol “EGOV.” The following table shows the range of high and low closing sales prices reported on the Nasdaq National Market for the periods indicated. On February 11, 2005, the closing price of our common stock was $4.78.

Fiscal Year Ended December 31, 2003	High	Low
First Quarter	$1.95	$1.46
Second Quarter	$3.09	$1.71
Third Quarter	$5.03	$2.92
Fourth Quarter	$8.47	$4.62

Fiscal Year Ended December 31, 2004	High	Low
First Quarter	$8.85	$5.25
Second Quarter	$7.15	$5.10
Third Quarter	$7.15	$5.17
Fourth Quarter	$5.50	$4.15

As of February 11, 2005, there were approximately 355 holders of record of shares of our common stock.

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

From September 1999 through October 2000, we acquired four companies and formed one business alliance that comprised the majority of our software & services businesses. All business acquisitions in 1999 and 2000 were accounted for as purchases and the results of the acquired companies’ operations have been included in the Company’s consolidated statements of operations from the respective dates of acquisition. Throughout this period of rapid expansion, and through the first half of 2002, we incurred substantial operating and net losses primarily as a result of these businesses. Included in results of operations for 2000, 2001 and 2002 were substantial charges relating to the amortization of intangible assets and goodwill arising from the acquisition of these businesses and formation of this business alliance. In addition, over the past several years, these businesses have undergone substantial organizational restructurings and consolidations and have incurred significant impairment losses, restructuring charges and contract losses. In 2001, we recorded impairment losses totaling $49.5 million relating to our NIC Commerce, NIC Technologies and NIC Conquest businesses. In 2002, we recorded impairment losses totaling $4.3 million relating to our AOL and IDT businesses. In 2000 and 2001, we recorded restructuring charges totaling $638,000 and $374,000, respectively, relating primarily to our NIC Commerce and NIC Technologies businesses. In 2000, we determined that the balance of revenues remaining to be recognized under NIC Conquest’s existing contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications. Estimated costs in excess of fixed contract prices of $1.4 million for completing these applications were expensed in 2000. We accrued additional anticipated losses of $6.0 million in 2001 and $3.5 million in 2002 based on revised estimates relating to then-existing contracts. We also incurred substantial non-operating losses in 2000, 2001 and 2002 from our equity method investments in affiliates and joint ventures totaling $6.5 million, $3.3 million and $1.2 million, respectively. At December 31, 2004, we hold no such investments accounted under the equity method.

As part of a broad strategic refocusing of the Company on our profitable core outsourced portal business in mid-2002, we exited our eProcurement business, decided to wind down our transportation businesses and restructured the other software & services businesses in an effort to accelerate our path to profitability. The results of operations of our eProcurement business, NIC Commerce, have been classified as discontinued operations for all periods presented. Loss from discontinued operations for 2000, 2001 and 2002 totaled $4.3 million, $6.5 million and $2.0 million, respectively. We became profitable in the second half of 2002 and have been profitable since that time. We expect the Company to continue to be profitable and have focused the business on operations we believe have demonstrable ability to produce positive net income and sustainable cash flow in the future. However, any projections of future results of operations and cash flows are subject to substantial uncertainty.

For additional information on the business combinations and acquisitions we have completed since 1999, discontinued operations and other significant items affecting results for the periods presented, refer to Notes 1, 2, 4, 6 and 10 in the Notes to Consolidated Financial Statements included in this Form 10-K.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$23,341	$37,020	$47,545	$50,831	$55,762
Operating income (loss)	(45,280)	(87,502)	(7,930)	7,338	11,800
Income (loss) from continuing operations	(35,957)	(70,919)	(5,575)	6,328	7,105
Net income (loss)	(40,278)	(77,444)	(7,610)	6,328	7,105
Income (loss) per share from continuing operations — basic and diluted	(0.66)	(1.26)	(0.10)	0.11	0.12
Net income (loss) per share—basic and diluted	(0.74)	(1.38)	(0.13)	0.11	0.12

	December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data:
Total assets	$143,792	$81,814	$74,456	$85,740	$93,071
Long-term debt (includes current portion of notes payable/capital lease obligations)	217	888	533	363	—
Total shareholders’ equity	135,160	59,559	55,056	63,164	72,260

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution about Forward-Looking Statements

This Form 10-K includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred. For example, statements like we “expect,” we “believe,” we “plan”, we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully.

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

Currently, we have contracts to provide portal outsourcing services for eighteen states, sixteen of which are operated under our self-funding business model. Our closest competitors operate no more than one state portal each. We also provide portal outsourcing services to five local governments.

Our objective is to strengthen our position as the leading provider of Internet-based eGovernment services. Key strategies to achieve this objective include:

•	Renew all current outsourced government portal contracts — We will strive to obtain renewal of all currently profitable outsourced government portal contracts. In the history of our company, we have not lost a contract renewal opportunity or re-bid process and are very proud of our highly reference-able list of government partners. In December 2002, we won a re-bid competition and signed a new contract for up to seven years with Kansas, which became our first state partner in 1991. In January 2004, we won a re-bid competition and signed a new contract for up to six years with Nebraska, which became our partner in 1995.

•	Win new portal contracts — We intend to increase our number of government partners by leveraging our strong relationships with current government partners and our reputation for providing proven eGovernment services. We intend to continue marketing our services to new governments. Our expansion efforts include developing relationships and sponsors throughout an individual government entity, pursuing strategic technology alliances, making presentations at conferences of government executives with responsibility for information technology policy, and developing contacts with organizations that act as forums for discussions between these executives. In 2003, we entered into a two-year portal outsourcing contract with the Commonwealth of Kentucky that includes renewal options for up to eight additional years.

•	Increase transactional revenues from our existing government portals — We intend to increase transactional revenues from our existing government portals by building new applications and services and increasing the adoption of existing portal applications and services. We will accomplish this with new services offerings and expanded marketing initiatives. In addition, we will work closely with the governance entities in our partner portals to evaluate the pricing of new and existing services to encourage higher usage and increased revenue streams. We plan to continue our development of new online transactional services that enable government agencies to interact more effectively and efficiently with businesses, citizens and other government agencies. We will continue to work with government agencies, professional associations and other organizations to better understand the current and future needs of our customers. We will continue to work with our government partners to create awareness of the online alternatives to traditional government interaction through initiatives such as informational brochures, government voicemail recordings and inclusion of Web site information on government communication materials. In addition, we will continue to update our portals to highlight new government service information provided on the portals. We plan to work with professional associations to directly and indirectly communicate to their members the potential convenience, ease of use and other benefits of the services our portals offer.

In addition to overall portal revenue growth, which includes both organic revenue growth and growth from new portal contract wins, an important financial metric that we use to gauge our success in increasing transactional revenues in our existing portal businesses is same state revenue growth. We define same state revenue growth as the growth in revenues from states in operation and generating DMV revenues for at least two full years. DMV revenues are transaction fees that we earn from the sale of driver history records through the portals we operate. Our long-term goal is to grow same state revenues at 15–20% per year. Same state portal revenues grew 20% in 2004, 7% in 2003 and 15% in 2002. As more fully described below, our same state revenue growth in 2003 was lower than normal due primarily to a 1% year-over-year decrease in same state DMV revenues. While we generally expect same state DMV revenues to grow only 1% to 3% per year, we experienced an unusually large increase in same state DMV revenues in 2002 due in part to more robust U.S. automobile sales than in 2003. In 2004, same state DMV revenues grew by 14% primarily due to modest online record DMV price increases in two of our portal states in late 2003 and one portal state in late 2004. Historically, such price increases have been infrequent, and our ability to grow same state DMV revenues has been limited, as such revenues have been driven by broader economic factors outside of our control.

An important component of same state revenue growth is the growth in non-DMV transaction revenues, which are transaction fees generated by other means than from the sale of DMV records, for transactions conducted primarily by business users and, to a lesser extent, consumer users through our portals. In 2004, same state non-DMV revenues grew at 39%, up from 35% in 2003, but less than the 55% we achieved in 2002. We are able to grow non-DMV revenues by continually deploying new revenue generating applications and by driving adoption of existing applications within our existing portal businesses. We believe the key factor in organically growing our revenues is to continually focus on driving adoption, and on implementation of new non-DMV revenue generating applications.

•	Continue to aggressively grow operating margins and profitability — In addition to driving same state revenue growth, we will continue to increase profitability by driving cost containment efforts throughout the Company and maintaining a lean organizational structure that fosters entrepreneurial decision-making and innovation and accentuates the strong financial leverage of our business model.

An important financial metric that we use to gauge our success in improving portal profitability is portal gross profit percentage, or gross profit rate, which is calculated by dividing portal gross profit (portal revenues minus cost of portal revenues, excluding depreciation) by portal revenues. Our long-term outlook is for our portal gross profit rate to be in the 45–50% range. Our portal gross profit rate increased to 49% in 2004, from 46% in 2003 and 43% in 2002. The increase in 2004 was primarily attributable to a full year of operations from our Kentucky portal, and to a modest increase in our same state gross profit rate. New portal contract wins can have a short-term negative impact on our gross profit percentage during the start-up phase of a portal, as we incur costs to develop and implement the portal infrastructure prior to the time we begin to generate transaction revenues. Our portal gross profit could be similarly impacted in the future if we are successful in winning new portal contracts. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our shareholders and delivering value to our government partners through reinvestment in our portal operations.

On a same state basis, our 2004 portal gross profit rate was 50%, an increase of less than 1% from 2003. While same state portal revenues grew by 20% in 2004, same state cost of portal revenues increased by approximately 18%, primarily as a result of the addition of personnel in several of our portals due to our continued growth and reinvestment in our core business. In addition, a growing percentage of our non-DMV revenues are generated from online applications whereby users pay for information or transactions via credit cards. We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the merchant bank that processes the credit card transaction. We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we anticipate these revenues and the associated merchant card fees to continue to increase in the future, as these transactions contribute favorably to our operating income growth. Our same state gross profit rate was slightly less than 50% in 2003 and slightly less than 48% in 2002. As discussed above, our long-term goal is to grow same state revenues at 15–20% per year, while keeping same state cost of portal revenue growth in the 7–10% range. As a result, we expect our same state gross profit rate to increase modestly on an annual basis.

We also view selling & administrative costs, expressed as a percentage of revenue, to be an important indicator of our success in keeping corporate level expenses flat year over year. Selling & administrative costs as a percentage of revenue decreased to 22% in 2004, from 23% in 2003 and 28% in 2002. Going forward, we expect selling & administrative costs as a percentage of revenues to continue to decline as our revenues grow and our corporate expenses remain relatively flat year over year.

Finally, our consolidated operating margin (operating income or loss divided by consolidated revenues) is an important measure of our overall profitability. This metric improved to 21% in 2004 from 14% in 2003 and (17%) in 2002. We expanded rapidly following our initial public offering in July 1999 and incurred substantial operating losses through mid-2002 primarily as a result of our acquired software & services businesses, which are further discussed below. Throughout this time period, our core outsourced portal operations have grown and have been profitable. As part of a broad strategic refocusing on our profitable core outsourced portal business during 2002, we exited our eProcurement and transportation businesses and restructured the other software & services businesses in an effort to accelerate our path to profitability. We became profitable in the second half of 2002 and have been profitable since that time. We have focused the business on operations we believe have demonstrable ability to produce positive net income and sustainable cash flow in the future. However, any projections of future results of operations and cash flows are subject to substantial uncertainty.

Overview of Business Models and Revenue Recognition

We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category includes revenues and cost of revenues primarily from our subsidiaries operating government portals on an outsourced basis. The software & services category includes revenues and cost of revenues primarily from our corporate filings, ethics & elections, transportation and AOL businesses. We currently derive revenue from three main sources:

•	transaction-based fees;

•	fees for managing portal operations; and

•	fees for application development.

Each of these revenue types and the corresponding business models are further described below.

Our portal outsourcing businesses

We categorize our portal revenues according to the underlying source of revenue. A brief description of each category follows:

•	DMV transaction-based: these are transaction fees from the sale of electronic access to driver history records, referred to as DMV records, from our state portals to data resellers, insurance companies and other pre-authorized customers on behalf of our state partners, and are generally recurring.

•	Non-DMV transaction-based: these are transaction fees from other sources than the sale of DMV records, for transactions conducted by business users and consumer users through our portals, and are generally recurring. For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 in this Form 10-K.

•	Portal management: these are recurring fees paid to us by our government partners for the operation of portals, which typically supplement transaction-based fees.

•	Software development: these are fees from the performance of software development projects and other time and materials services for our government partners. While we actively market these services, they may not have the same degree of predictability as our transaction-based or portal management revenues.

The highest volume, most commercially valuable service we offer is electronic access to DMV records through our insurance industry records exchange network. This service accounted for approximately 63% of our portal revenues in 2004, 62% in 2003 and 64% in 2002. We believe that while this application will continue to be an important source of revenue, its contribution as a percentage of total revenues on an individual portal basis will decline modestly as other sources grow. ChoicePoint, which resells these records to the auto insurance industry, accounted for approximately 46% of portal revenues in 2004, 47% in 2003 and 48% in 2002. Portal revenues accounted for approximately 87% of our consolidated revenues in 2004, 79% in 2003 and 73% in 2002. We expect portal revenues as a percentage of total revenues to continue to increase in future years as our portal business continues to grow and we continue to wind down certain of our software & services businesses.

In our outsourced portal businesses for 2004, DMV transaction-based revenues represented approximately 63% of portal revenues, non-DMV transaction-based revenues represented approximately 30%, software development represented 6%, and portal management represented approximately 1%. We expect software development and portal management revenues as a percentage of total portal revenues to decline in the future due to our focus on growing transaction-based revenues, which are more predictable and recurring in nature. In 2004, approximately 90% of our transaction-based revenues related to business-to-government transactions, while the remaining 10% related to citizen-to-government transactions.

Transaction-based revenues from our outsourced state portal business units are highly correlated to population, but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises and the government entity’s development of policy and information technology infrastructure supporting electronic government.

ChoicePoint and other data resellers and companies who access DMV records electronically through our insurance industry records exchange network have entered into contracts with the portals our subsidiaries operate to request these records from the states of Alabama, Arkansas, Hawaii, Idaho, Indiana, Iowa, Kansas, Kentucky, Maine, Montana, Nebraska, Oklahoma, Rhode Island, Tennessee, Utah and Virginia. Under the terms of these contracts, we provide data resellers with driver’s license and traffic records that vary by contract, for fees that currently range from $3.00 to $18.00 per record requested. The fees charged to all entities that access DMV records are the same for records of a particular state. We typically collect the entire fee, of which a certain portion is remitted to the state by statute. These contracts are generally self-renewing until canceled by one side or the other, and generally may be terminated at any time after 60-days’ notice. These contracts may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, these contracts are immediately terminable if the state statute allowing for the public release of these records is repealed.

We charge for electronic access to records on a per-record basis and, depending upon government policies, also on a fixed or sliding scale bulk basis. Our fees are set by negotiation with the government agencies that control the records and are typically approved by a government sanctioned oversight body. We recognize revenues from transactions (primarily transaction-based information access fees and filing fees) on an accrual basis net of the transaction fee due to the government, and we bill end-user customers primarily on a monthly basis. We typically receive a majority of payments via electronic funds transfer and credit card within 25 days of billing and remit payment to governments within 30 to 45 days of the transaction. The costs that we pay state agencies for data access are accrued as accounts receivable and accounts payable at the time revenue from the access of public information is recognized. We must remit a certain amount or percentage of these fees to government agencies regardless of whether we ultimately collect the fees. The pricing of transactions varies by the type of transaction and by state.

Currently, under our contracts with the States of New Hampshire and Vermont, we provide consulting, development and management services for these government portals predominantly under a time and materials model.

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

Our software & services businesses

Corporate filings

Our corporate filings business derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method. The average size contract for this business has historically been approximately $1 million to $3 million. However, as further discussed below, our five-year contract with the California Secretary of State is valued at approximately $25 million. In 2004, our corporate filings business accounted for approximately 8% of our consolidated revenues.

In September 2001, our corporate filings business was awarded a five-year contract by the California Secretary of State to build an information management and retrieval system for the Business Programs Division of the California Secretary of State. This contract is valued at approximately $25 million and is the largest government contract we have ever been awarded. This award is both the nation’s largest state eGovernment filing initiative on record and the most comprehensive secretary of state outsourced filing system project in the United States. The Web-enabled document management and filing system will increase efficiency and reduce expenses for the State by eliminating paperwork and decreasing processing and turnaround times. Upon completion, the new system will allow agency customers, primarily from the banking and legal communities, to search, retrieve, and submit documents online. Customers will also be able to pay fees for a variety of transactions, including new incorporation document filings, trademark registrations, and Uniform Commercial Code filings. The contract includes comprehensive back office document and revenue management systems, Web and Internet applications that will take approximately 90% of the agency’s Business Programs Division’s services online, and imaging and indexing of more than ten million historical document pages. We will also provide three years of onsite support and maintenance for the system. We currently believe this contract will be profitable.

At December 31, 2004, our corporate filings business was primarily engaged in servicing its contract with the California Secretary of State. This business is not actively marketing its applications and services to new government entities.

Ethics & elections

Our ethics & elections business derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided. In 2004, our ethics & elections business accounted for approximately 4% of our consolidated revenues.

At December 31, 2004, our ethics & elections business was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.

Transportation

Our transportation business has historically derived the majority of its revenues from cost-plus time and materials application development contracts with governments and recognizes revenues as services are provided. Revenues from our transportation business were not significant in 2004. We decided to wind down our transportation business in 2002 and do not expect to generate substantial revenues from this business in 2005. Our transportation business did not qualify as a discontinued operation as of December 31, 2004.

AOL

In August 2000, we entered into an agreement with America Online, Inc. to deliver government information, services and applications through AOL’s Government Guide. NIC and AOL shared revenues generated from the license or sale of advertisement on or through the Government Guide. We recognized our share of AOL’s advertising revenues when notified of the amount due from AOL, which is approximately one month after the advertisement is provided. We experienced a significant decrease in revenues from our AOL business in 2003 as compared to prior periods due to weakness in AOL’s online advertising operations. Our contract with AOL expired on December 31, 2004, and was not renewed. Revenues from our AOL business were not significant in 2004.

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

Application development contracts

Our corporate filings business, NIC Conquest, derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method, utilizing costs incurred to date as compared to the estimated total costs for each contract. Revenues and profits from these contracts are based on management’s estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Use of the percentage of completion method requires that management be able to reasonably estimate total contract costs and costs to complete at each reporting date. Any anticipated losses on contracts are charged to operations as soon as they are determinable. We continuously review and reassess our estimates of contract profitability.

Our corporate filings business has incurred substantial losses under its fixed-price contracts in the past primarily due to cost overruns (as further discussed in Note 2 to the Notes to Consolidated Financial Statements included in this Form 10-K). It is possible that our costs will similarly exceed revenues in the future, as a result of unforeseen difficulties in the creation of an application called for in a contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs or other reasons. If this occurs, particularly on our contract with the California Secretary of State, which we currently expect to be profitable, our results of operations, financial condition and cash flows could be seriously harmed. Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.

Deferred income taxes

We recognize deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

We have a recent history of unprofitable operations primarily due to operating losses incurred in the software & services companies we have acquired since September 1999. These losses have generated significant federal tax net operating losses, or NOLs. We had available at December 31, 2004, total NOL carryforwards for federal tax purposes of approximately $59.4 million that will expire in the years 2020 ($22.0 million), 2021 ($27.1 million) and 2022 ($10.3 million), respectively. As discussed above, we became profitable in the second half of 2002. We expect the Company to continue to be profitable and generate taxable income, and have focused the business on operations we believe have demonstrable ability to produce positive taxable income and sustainable cash flow in the future. We believe it is more likely than not that we will generate sufficient taxable income from future operations to fully utilize the NOL carryforwards prior to expiration. Based on our current projections, we expect to fully utilize the NOL carryforwards by the end of 2008. The recorded amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. There is considerable management judgment necessary to determine future taxable income, and accordingly, actual results could vary significantly from such estimates. For additional discussion of deferred income taxes, see “Deferred Tax Assets” section below and Note 10 to the Notes to Consolidated Financial Statements included in this Form 10-K. For the years ended December 31, 2003 and 2004, total net deferred tax assets, including NOL carryforwards, were the largest asset included in our consolidated balance sheets and comprised approximately 41% and 34%, respectively, of our total assets.

Goodwill, intangible assets and long-lived assets

As further discussed below, during 2002 we recorded impairment losses totaling $4.3 million relating mostly to goodwill arising from the IDT acquisition and intangible assets relating to our AOL business. In 2001, we recorded impairment losses totaling $49.5 million relating mostly to goodwill and intangible assets arising from business combinations and software development costs. At December 31, 2003 and 2004, our recorded intangible assets were not significant. We had no goodwill remaining after the IDT goodwill impairment loss recorded by the Company in 2002.

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

Software & Services Businesses — Discontinued Operations and Impairment Losses

NIC Commerce

As further discussed in Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-K, in the second quarter of 2002, we exited our domestic eProcurement business entirely and have classified the results of operations of NIC Commerce as discontinued operations for all periods presented.

IDT

During the second quarter of 2002, we identified indicators of possible impairment of goodwill related to the IDT acquisition. The impairment indicators included, but were not limited to, the recent underperformance of this business relative to plan, the expected underperformance of this business as compared to projected future operating results, and NIC’s strategic refocusing on our core portal outsourcing business and away from our software & services businesses. Specifically, we determined that the recent downturn in IDT’s financial performance was expected to continue and would not be temporary, as we previously expected. This was a reversal of IDT’s historical trend of modest profitability, and was primarily attributable to government-imposed contract delays and funding shortfalls on the part of governments with whom IDT had contracted.

Management reached the conclusion that it would not continue to support IDT’s business and decided to wind down IDT’s operations. Accordingly, we concluded the remaining goodwill related to the IDT acquisition no longer had value and recognized a $1.3 million impairment loss in the second quarter of 2002. IDT did not qualify as a discontinued operation as of December 31, 2004.

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

Financial Analysis of Years Ended December 31, 2004, 2003 and 2002

In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

Key Financial Metrics	2004	2003	2002
Revenue growth — outsourced portals	21%	16%	32%
Same state revenue growth — outsourced portals	20%	7%	15%
Revenue growth — software & services	(32%)	(17%)	20%
Gross profit % — outsourced portals	49%	46%	43%
Gross profit % — software & services	23%	21%	(7%)
Selling & administrative as % of revenue	22%	23%	28%
Operating income margin %	21%	14%	(17%)

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

Portal Revenue Analysis	2004	Increase/(Decrease) from 2003	2003	Increase/(Decrease) from 2002	2002
DMV transaction-based	$30,498	22%	$25,088	13%	$22,253
Non-DMV transaction-based	14,656	35%	10,846	34%	8,065
Portal management	360	(70%)	1,200	(6%)	1,274
Software development	3,030	(1%)	3,075	(4%)	3,187
Total	$48,544	21%	$40,209	16%	$34,779

Portal revenues for 2004 increased 21%, or approximately $8.3 million, over 2003. Of this increase, 17%, or approximately $6.9 million, was attributable to an increase in same state portal revenues (states in operation and generating DMV revenues for two full years) and 6%, or approximately $2.5 million, was attributable to our newer portals including Kentucky ($2.1 million), which began to generate DMV revenues in September 2003, and Alabama ($0.5 million), which began to generate DMV revenues in February 2003. These increases were partially offset by a decrease in revenues from our local portals, primarily due to the continued wind down of certain of our unprofitable local portal businesses. In 2004, the Company ceased providing local portal services to Dallas County, Texas, the City of Corpus Christi, Texas, and Washtenaw County, Michigan. Same state portal revenues in 2004 increased 20% over 2003 primarily as a result of increased transaction revenues from several of our portals, most notably Hawaii, Montana, Tennessee and Utah. Our same state revenue growth in 2004 was higher than the 7% growth we achieved in 2003 due in part to a 14% increase (approximately $3.2 million) in same state DMV transaction-based revenues. This increase was mainly attributable to modest DMV price increases in two portal states in late 2003 and in one portal state in late 2004. In addition, same state non-DMV transaction based revenues increased 39%, or approximately $3.9 million, in 2004 due primarily to the addition of several new revenue generating applications in existing portals.

Portal revenues for 2003 increased 16%, or approximately $5.4 million, over 2002. Of this increase, 10%, or approximately $3.4 million, was attributable to our newer outsourced state portal businesses including Alabama ($2.2 million) and Kentucky ($0.8 million), and 6%, or approximately $2.2 million, was attributable to an increase in same state portal revenues. Same state portal revenues in 2003 increased 7% over 2002 primarily as a result of increased transaction volumes from our Iowa, Indiana, Utah and Maine portals. Our Iowa portal began to generate DMV revenues beginning in January 2003 as a result of a new contract with the state of Iowa. Our Iowa portal business did have a contract that provided recurring annual revenues prior to 2003 in the form of fees paid by the state to NIC for the operation of the state’s portal. The contract was expanded in 2003 to add the DMV application, which enabled the portal to become self-funded like the majority of our other state portal businesses. The increase in revenues from our Indiana, Maine and Utah portals was the result of the addition of several new non-DMV applications during the year. Our same state revenue growth in 2003 was less than the growth we had achieved in recent years due primarily to a 1% year-over-year decrease in same state DMV revenues. While we generally expect same state DMV revenues to grow only 1% to 3% per year, we experienced a large increase in same state DMV revenues in 2002 due in part to more robust U.S. automobile sales than in 2003. Same state non-DMV transaction-based revenues increased 35%, or approximately $2.5 million, in 2003 due primarily to the addition of new revenue generating applications in existing portals.

COST OF PORTAL REVENUES. Cost of portal revenues in 2004 increased 15%, or approximately $3.3 million, over 2003. Of this increase, 15%, or approximately $3.1 million, was attributable to an increase in same state cost of portal revenues, and 4%, or approximately $0.8 million, was attributable to our newer state portal businesses, including Kentucky and Alabama. These increases were offset by a $0.7 million decrease in operating expenses from our local portals as a result of the continued wind down of certain of our unprofitable local portal businesses. Same state cost of portal revenues in 2004 increased 18%, or approximately $3.1 million, primarily as a result of the addition of personnel in several of our portals due to our continued growth and reinvestment in our core business. Also contributing to the increase in same state cost of portal revenues was an increase in merchant bank fees. A growing percentage of our non-DMV revenues are generated from online applications whereby users pay for information or transactions via credit cards. We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the merchant bank that processes the credit card transaction. We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we anticipate these revenues and the associated merchant card fees to continue to increase in the future, as these transactions contribute favorably to our operating income growth.

Our portal gross profit rate increased to 49% in 2004 from 46% in 2003. This increase was primarily attributable to a full year of operations in 2004 from our Kentucky portal, and to a modest improvement in our same state gross profit rate. On a same state basis, our portal gross profit rate was 50%, an increase of less than 1% from 2003. While same state portal revenues grew by 20% in 2004, same state cost of portal revenues increased by approximately 18%, as further discussed above. We are generally able to increase our same state portal gross profit rate by increasing business and citizen adoption of existing portal applications and building new non-DMV revenue generating applications and services within existing portals while growing portal operating expenses at a rate considerably less than portal revenue growth. We intend to continue to expand our portal operations by developing and promoting new non-DMV applications and services within our existing portals. Accordingly, we expect our same state gross profit rate to continue to increase modestly in the foreseeable future.

Cost of portal revenues in 2003 increased 9%, or approximately $1.7 million, over 2002. Of this increase, 7%, or approximately $1.4 million, was attributable to our newer state portal businesses, including Alabama and Kentucky, and 5%, or approximately $0.9 million, was attributable to a modest increase in same state cost of portal revenues. These increases were partially offset by a $0.6 million decrease in operating expenses from our local portals as a result of our cost reduction efforts in certain of our local portals to improve their profitability.

Our portal gross profit rate increased to 46% in 2003 from 43% in 2002. This increase was primarily attributable to a full year of operations in 2003 from our Alabama portal, and to an improvement in our local portal gross profit rate as a result of cost reduction efforts in certain of our local portals to improve their profitability. Our same state portal gross profit rate increased less than 1% in 2003 due primarily to lower same state revenue growth in 2003 as further discussed above.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

Software & Services Revenue Analysis	2004	Increase/(Decrease) from 2003	2003	Increase/(Decrease) from 2002	2002
Corporate Filings — California Secretary of State	$4,074	(44%)	$7,225	2%	$7,079
Corporate Filings — Legacy contracts	190	(20%)	238	(73%)	883
Ethics & Elections	2,247	(5%)	2,361	15%	2,058
Transportation	427	(12%)	485	(60%)	1,216
AOL	160	14%	140	(91%)	1,482
Other	120	(31%)	173	260%	48
Total	$7,218	(32%)	$10,622	(17%)	$12,766

Software & services revenues in 2004 decreased 32%, or approximately $3.4 million, from 2003 primarily due to a decrease in revenues from our corporate filings business. We recognized approximately $4.1 million in revenue from our contract with the California Secretary of State in the current year compared to $7.2 million the prior year. We recognize revenues and profit on our contract with the California Secretary of State using the percentage of completion method as we make progress, utilizing costs incurred to date as compared to the estimated total cost for the contract.

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

COST OF SOFTWARE & SERVICES REVENUES. The decrease in cost of software & services revenues in 2004 was mostly due to a decrease in project costs incurred on our contract with the California Secretary of State, and was relatively consistent with the corresponding decrease in project revenues as further discussed above. In addition, in the third quarter of 2004, we reversed approximately $0.4 million in loss accruals relating to our legacy business filing contracts in Arkansas and Oklahoma, as these contracts are expected to cost less to complete than our previous estimates (for further discussion, see Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K). This adjustment positively affected our software & services gross profit rate for 2004. Additionally, in the first quarter of 2004, we reduced our expected profit margin on our contract with the California Secretary of State from approximately 6% to 4% due to an increase in estimated costs to complete the contract as a result of adding project management resources to the project. This margin adjustment adversely affected our software & services gross profit rate for 2004.

Cost of software & services revenues in 2003 decreased 38%, or approximately $5.2 million, from 2002. Cost of software & services revenues for 2002 includes a net charge of $3.5 million for anticipated costs in excess of revenues to be recognized under certain of our application development contracts in our corporate filings business (see Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K). Also contributing to the decrease in expenses in 2003 was a $0.7 million decrease relating to our AOL business and a $0.5 million decrease relating to our transportation business. As previously disclosed, in the second quarter 2002, we determined that the expected future cash flows of our AOL business would not be sufficient to recover the cash carriage fee and common stock warrant amortization expense we would have recognized over the remaining term of the contract with AOL and recorded a $3.0 million impairment loss. As a result, the Company no longer recorded the cash portion of the carriage fee expense in cost of software & services revenues, which approximated $0.3 million in 2002. In addition, we significantly reduced the number of dedicated employees related to AOL and, as a result, reduced employee payroll costs by approximately $0.2 million in 2003.

SELLING & ADMINISTRATIVE. Selling & administrative expenses in 2004 increased 3%, or approximately $0.3 million, from 2003, as a result of a modest increase in costs for new business development initiatives. Selling & administrative expenses in 2003 decreased 12%, or approximately $1.6 million, from 2002. The majority of this decrease was a reduction in expenses from our software & services businesses resulting from our restructuring and cost containment efforts. Selling & administrative expenses as a percentage of revenue were 22%, 23%, and 28% for 2004, 2003 and 2002, respectively. We expect selling & administrative costs as a percentage of revenues to continue to decline as our revenues grow and our corporate expenses remain relatively flat year over year.

IMPAIRMENT LOSS. For additional information on the impairment losses we recorded in 2002, refer to the discussion above under “Software & Services Businesses — Discontinued Operations and Impairment Losses” and in Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-K.

STOCK COMPENSATION. Stock compensation for 2002 consisted primarily of amortization of deferred compensation expense related to common stock options granted to senior level executives and other key employees in 1999 and 1998. By the end of the second quarter of 2002, all deferred compensation expense relating to options granted in 1999 and 1998 had been recognized.

DEPRECIATION & AMORTIZATION. Depreciation & amortization expense decreased in 2004 as certain capital expenditures made after our initial public offering in 1999 have become fully depreciated. Depreciation & amortization expense decreased in 2003 by approximately $1.2 million from 2002. As further discussed above, in the second quarter of 2002, we determined the future cash flows of our AOL business would not be sufficient to recover the unamortized carrying amount of the fully vested warrants issued to AOL and recorded a $2.1 million impairment loss in the second quarter of 2002. As a result, we no longer recorded amortization expense relating to these warrants. We recognized approximately $0.7 million in warrant amortization expense in 2002. Depreciation expense decreased by approximately $0.5 million in 2003 as certain capital expenditures made after our initial public offering in 1999 have become fully depreciated. We expect depreciation expense for 2005 to range from $1.6 to $1.8 million. We do not expect to incur amortization expense in 2005.

EQUITY IN NET LOSS OF AFFILIATES. Equity in net loss of affiliates represents our share of losses of companies in which we have had equity method investments that give us the ability to exercise significant influence, but not control, over the investees. In the first quarter of 2000, we invested in two private companies involved in the eGovernment services industry, Tidemark and E-Filing, primarily for strategic purposes. In the fourth quarter of 2000, we invested in eGS, a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and our European subsidiary, NIC European Business Ltd. In May 2001, a private technology company acquired Tidemark. We recognized a $0.3 million gain in the second quarter of 2003 relating to our previous equity investment in Tidemark. In May 2004, E-Filing repurchased the Company’s ownership interest in E-Filing for $535,000, which approximated the carrying value of the Company’s investment at the date of the repurchase. The Company had no investment balance remaining in E-Filing after the repurchase. As a result of a modification to the eGS joint venture agreement, the Company has accounted for its investment in eGS under the cost method beginning in fiscal 2003. At December 31, 2004, we held no investments in affiliates or joint ventures accounted under the equity method. See Note 6.

INCOME TAXES. We recognized income tax expense in 2004 and 2003 and an income tax benefit in 2002. Our effective tax rate was approximately 40% in 2004, 16% in 2003 and 39% in 2002. Our income tax provision in 2003 was less than the amount customarily expected due primarily to deferred tax asset adjustments recorded in the fourth quarter of 2003 totaling a benefit of approximately $1.8 million as more fully described in Note 10 to the Notes to Consolidated Financial Statements included in this Form 10-K. Prospectively, we expect our effective tax rate to be approximately 40%.

Liquidity and Capital Resources

Net cash provided by operating activities was $14.6 million in 2004 compared to $3.5 million in 2003. This improvement was primarily the result of approximately $6.6 million in milestone payments received from the California Secretary of State and a year-over-year improvement in our operating income, excluding non-cash charges. These payments from the California Secretary of State contributed to the decrease in unbilled revenues in the current year. We have been recognizing revenues on this contract under percentage of completion accounting as progress is made on the project. However, we do not receive regular progress payments from the California Secretary of State, which contributes to fairly significant fluctuations in unbilled revenues each reporting period. The increase in accrued expenses in the current year was partially due to accrued subcontractor costs on this project, as we are not required to pay certain subcontractors until we receive major milestone payments under the contract. Approximately $1.0 million of the milestone payments received in 2004 were paid to certain subcontractors during the year. We are scheduled to receive two additional milestone payments of approximately $3.3 million each in the future, currently estimated to be over the course of the next 12 to 15 months. The first payment will be for the delivery of the business entity filing system into acceptance testing. The second payment will be for the acceptance of the business entity filing system by the Secretary of State and commencement of the associated maintenance period. The decrease in accounts payable in 2004 was mainly attributable to the continued wind down of certain of our unprofitable local portal businesses during the year, as further discussed above.

Net cash provided by operating activities was $3.5 million in 2003 compared to net cash used of $6.5 million in 2002. This improvement was primarily the result of a year-over-year improvement in operating income, excluding non-cash charges, that was partially offset by a negative net change in operating assets and liabilities as compared to the prior year. The primary contributor to this negative net change was an increase in unbilled revenues on our corporate filings contract with the California Secretary of State. The increase in accrued expenses in 2003 was partially due to accrued subcontractor costs on this project. The increases in accounts receivable and accounts payable in 2003 were mainly attributable to an increase in revenues from our portal businesses in Alabama and Kentucky, which began to generate DMV revenues in 2003 (a $1.6 million increase in accounts receivable), and to an increase in fourth quarter tax receipts from tax filing applications in Hawaii, Indiana and Dallas County (a $2 million increase in accounts receivable). The majority of these tax receipts were remitted to our government partners in January 2004.

We recognize revenue from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the years ended December 31, 2004 and 2003 were approximately $197.7 million and $177.7 million, respectively. The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for the years ended December 31, 2004 and 2003 was 33 and 37, respectively.

We believe that working capital is an important measure of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $35.7 million at December 31, 2004 from $24.6 million at December 31, 2003. Our current ratio, defined as current assets divided by current liabilities, at December 31, 2004 was 2.7 compared to 2.1 at December 31, 2003. The increase in both of these measures was primarily attributable to an increase in total cash and cash equivalents as a result of the significant increase in our operating cash flow in 2004.

Investing activities in 2004 resulted in net cash used of $0.6 million, reflecting $1.2 million in capital expenditures, which were partially offset by the maturity of marketable securities (as further discussed in Note 7 in the Notes to Consolidated Financial Statements included in this Form 10-K) and proceeds from the sale of our minority investment in E-Filing (as further discussed in Note 6 in the Notes to Consolidated Financial Statements included in this Form 10-K). Capital expenditures in the current year were mainly attributable to computer equipment purchases relating to our move to a new data center for company-wide hosting and disaster recovery purposes, in addition to normal fixed asset additions in our portal business.

Investing activities in 2003 resulted in net cash used of $1.5 million for capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment.

Investing activities resulted in net cash generated of $2.7 million in 2002, reflecting $3.8 million in net maturities of our marketable securities used for funding operations and for collateral purposes. In conjunction with our contract with the California Secretary of State, in March 2002, we issued a $5 million letter of credit as collateral for a performance bond required by the contract. The letter of credit was fully collateralized by cash at the time of issuance. Investing activities in 2002 also reflect approximately $1 million of capital expenditures and $0.2 million in contributions to the eGS joint venture.

Financing activities in 2004 resulted in net cash generated of approximately $3.3 million, reflecting a $2.4 million reduction in our cash collateral requirements under the financing arrangement that covers all of the Company’s outstanding letters of credit, term note payable, which was paid off in 2004, and working capital line of credit (as further discussed in Note 7 in the Notes to Consolidated Financial Statements included in this Form 10-K). Financing activities in 2004 also reflect $1.3 million in proceeds from the exercise of employee stock options and our employee stock purchase program. Although we cannot predict the annual amount of proceeds we expect to receive from employee stock options in the future, we expect that our employees will continue to exercise vested stock options that have intrinsic value. At December 31, 2004, approximately 2.2 million employee stock options were exercisable at a weighted average exercise price of $3.76 per share. The closing price of our common stock on December 31, 2004 was $5.08 per share.

Net cash provided by financing activities totaled approximately $2.0 million in 2003, primarily reflecting a $0.9 million decrease in restricted cash to collateralize our bank note payable and certain bank letters of credit issued on behalf of the Company, and $0.2 million in payments on our note payable. We received approximately $1.2 million in proceeds from the exercise of employee stock options and our employee stock purchase program.

Net cash used in financing activities totaled approximately $3.9 million in 2002, primarily reflecting a $6.3 million increase in restricted cash to collateralize our bank note payable and certain bank letters of credit issued on behalf of the Company, and $0.2 million in payments to repurchase common stock from a former executive of the Company. We received approximately $3.0 million in proceeds in 2002 from the exercise of employee stock options, the majority of which came from a former executive of the Company, and from our employee stock purchase program.

At December 31, 2004, our total unrestricted cash balance was $30.8 million compared to $13.5 million at December 31, 2003. At December 31, 2004, we had posted $3.0 million in cash as collateral for bank letters of credit issued on behalf of the Company. We issue letters of credit as collateral for performance on certain of our government contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year. We expect our collateral requirements to continue to ease over time as we continue to produce consecutive quarters of profitability and earnings growth. However, even though we expect to be profitable in 2005 and beyond, we may not be able to sustain our current levels of profitability or increase profitability on a quarterly or annual basis. We will need to generate sufficiently higher revenues while containing costs and operating expenses if we are to achieve growing profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to become profitable on a long-term, sustained basis. If we are not able to sustain profitability, our cash collateral requirements may increase. Had the Company been required to post 100% cash collateral at December 31, 2004 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased and restricted cash would have increased by approximately $4.8 million.

We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, and current growth initiatives for at least the next twelve months without the need of additional capital. However, we may need to raise additional capital before this period ends to further:

•	fund operations, including the costs to fund our contract with the California Secretary of State and subcontractors on that project;

•	collateralize letters of credit, which we are required to post as collateral for performance on certain of our outsourced government portal contracts and as collateral for certain performance bonds;

•	support our expansion into other states and government agencies beyond what is contemplated in 2005 if unforeseen opportunities arise;

•	expand our product and service offerings beyond what is contemplated in 2005 if unforeseen opportunities arise;

•	respond to unforeseen competitive pressures; and

•	acquire complementary technologies beyond what is contemplated in 2005 if unforeseen opportunities arise.

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

At December 31, 2004, we were bound by performance bond commitments totaling approximately $7.3 million on certain government contracts. Of this amount, $5 million relates to the performance bond requirement on our contract with the California Secretary of State, which is collateralized by a $5 million letter of credit. Upon acceptance of the business entity filing system and commencement of the associated maintenance period, which we currently expect to take place within the next 12 to 15 months, the Company will no longer be required to provide a performance bond under this contract. We have never had any defaults resulting in draws on performance bonds.

We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements. While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts. The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2004 (in thousands):

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Operating lease obligations	$2,761	$1,305	$1,302	$154	$—
Long-term debt obligations	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total contractual cash obligations	$2,761	$1,305	$1,302	$154	$—

Deferred Tax Assets

At December 31, 2004, we have recorded net deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” totaling approximately $31.7 million. We estimate that we must generate at least $78.3 million of future taxable income to realize those deferred tax assets. To achieve a sufficient level of future taxable income, we intend to continue to pursue our current strategy of adding new government partners, broadening our service offerings in our existing government portals, and increasing transactional revenues from our existing government portals. Based on information currently known to management, we believe it is more likely than not that the Company will realize the deferred tax assets. The table below reconciles income (loss) from continuing operations before income taxes for financial statement purposes with taxable income (loss) before net operating loss carryforwards for federal income tax purposes (in thousands):

	Year ended December 31,
	2004	2003	2002
Income (loss) from continuing operations before income taxes	$11,810	$7,513	$(9,107)
Loss before income taxes — discontinued operations	—	—	(3,342)
Amortization of purchase accounting intangibles	(2,245)	(2,245)	(1,899)
Net operating loss relating to NIC Conquest	—	—	1,820
Impairment of intangible assets	—	(2,083)	4,316
Equity in net loss of affiliates	106	195	1,235
Accrued expenses	1,100	2,775	—
Deductions relating to stock options	(1,741)	(1,382)	(535)
Stock compensation expense	—	—	1,307
Provision for loss on application development contracts	—	(1,230)	(2,403)
Depreciation and capitalized software amortization	(243)	(277)	(139)
Gain/(loss) on disposition of assets and equity investments	589	(715)	—
Other	235	77	326
Taxable income (loss) — 2004 is an estimate	$9,611	$2,628	$(8,421)

The taxable income (loss) for federal income tax purposes includes deductible temporary differences. As of December 31, 2004, our net deductible temporary differences, exclusive of net operating loss carryforwards, total approximately $36.8 million. Our federal income tax loss carryforward of approximately $59.4 million expires as follows: $22.0 million expires in 2020, $27.1 million expires in 2021 and $10.3 million expires in 2022. Our state income tax loss carryforwards of approximately $60.0 million may be used over various periods ranging from 1 to 19 years. We are currently paying state income taxes in certain states.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” that requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R eliminates the use of the intrinsic value method prescribed in ABP No. 25 that we currently use to account for our stock-based compensation plans. SFAS No. 123R is effective for interim and annual periods beginning after June 15, 2005. We will be required to adopt SFAS No. 123R in the third quarter of 2005. We currently expect to use the modified prospective transition method, which would not require us to restate our financial statements prior to the effective date of SFAS No. 123R. For vested stock option awards that are outstanding on the effective date of SFAS No. 123R, the modified prospective method would not require us to record any additional compensation expense. For unvested stock option awards that are outstanding on the effective date, awards that were previously included as part of the pro forma net income (loss) and earnings (loss) per share calculations of SFAS No. 123 would be charged to expense over the remaining vesting period, without any changes in measurement. For all new stock option awards that are granted or modified after the effective date, we would use SFAS No. 123R’s measurement model, expense recognition, and settlement provisions. Based on the expected remaining unrecognized fair value of stock option awards we estimated for purposes of preparing our current SFAS No. 123 pro forma disclosures (see Note 2 in the Notes to Consolidated Financial Statements including in this Form 10-K), the effect of adopting SFAS No. 123R in 2005 on net income is expected to be approximately $0.4 million, or approximately $0.01 per share.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on cash balances. We limit our exposure to credit loss by depositing our cash and cash equivalents with high credit quality financial institutions. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We do not use derivative financial instruments. A 10% change in interest rates would not have a material effect on our financial condition, results of operations or cash flows.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$13,540,400	$30,768,668
Cash and cash equivalents — restricted	5,363,033	3,000,000
Marketable securities	249,139	—
Trade accounts receivable	17,871,454	17,610,106
Unbilled revenues	8,402,690	3,400,231
Deferred income taxes	427,168	433,502
Prepaid expenses & other current assets	1,140,527	1,311,880
Total current assets	46,994,411	56,524,387
Property and equipment, net	2,991,596	2,602,704
Unbilled revenues	—	2,403,791
Deferred income taxes	34,922,355	31,273,740
Other assets	187,013	266,701
Investments in affiliates and joint ventures	644,497	—
Total assets	$85,739,872	$93,071,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,345,249	$14,393,767
Accrued expenses	5,244,979	6,265,777
Notes payable — current portion	155,724	—
Application development contracts	464,654	—
Other current liabilities	158,364	151,304
Total current liabilities	22,368,970	20,810,848
Notes payable — long-term portion	207,309	—
Total liabilities	22,576,279	20,810,848

Commitments and contingencies (Notes 2, 4, 7, 8 and 10)	—	—

Shareholders’ equity:
Common stock, no par, 200,000,000 shares authorized 58,715,672 and 59,301,375 shares issued and outstanding	—	—
Additional paid-in capital	198,929,405	200,921,146
Accumulated deficit	(135,560,835)	(128,456,174)
Accumulated other comprehensive income (loss)	(480)	—
	63,368,090	72,464,972
Less treasury stock	(204,497)	(204,497)
Total shareholders’ equity	63,163,593	72,260,475
Total liabilities and shareholders’ equity	$85,739,872	$93,071,323

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2003	2004
Revenues:
Portal revenues	$34,778,978	$40,209,000	$48,543,779
Software & services revenues	12,766,432	10,622,209	7,217,975
Total revenues	47,545,410	50,831,209	55,761,754
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	19,855,320	21,585,990	24,866,146
Cost of software & services revenues, exclusive of depreciation & amortization	13,687,296	8,442,771	5,583,248
Selling & administrative	13,322,099	11,681,386	12,017,576
Impairment loss	4,316,230	—	—
Stock compensation	1,306,569	—	—
Depreciation & amortization	2,988,389	1,783,164	1,495,252
Total operating expenses	55,475,903	43,493,311	43,962,222
Operating income (loss)	(7,930,493)	7,337,898	11,799,532
Other income (expense):
Interest income	179,829	100,215	116,037
Interest expense	(49,193)	(20,927)	(10,852)
Equity in net loss of affiliates	(1,234,938)	106,716	(109,061)
Other income (expense), net	(71,775)	(10,842)	13,906
Total other income (expense)	(1,176,077)	175,162	10,030
Income (loss) from continuing operations before income taxes	(9,106,570)	7,513,060	11,809,562
Income tax expense (benefit)	(3,532,040)	1,185,153	4,704,901
Income (loss) from continuing operations	(5,574,530)	6,327,907	7,104,661
Discontinued operations (Note 4):
Loss from discontinued operations (less applicable income tax benefit of $1,306,398, $— and $—)	(2,035,463)	—	—
Net income (loss)	$(7,609,993)	$6,327,907	$7,104,661
Basic and diluted earnings (loss) per share:
Earnings (loss) per share — continuing operations	$(0.10)	$0.11	$0.12
Loss per share — discontinued operations	$(0.03)	$—	$—
Net earnings (loss) per share	$(0.13)	$0.11	$0.12
Weighted average shares outstanding
Basic	56,875,327	58,330,793	58,988,456
Diluted	56,875,327	59,269,291	60,877,294

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Notes and Stock Subscriptions Receivable	Deferred Compensation Expense	Treasury Stock	Total
Balance, January 1, 2002	56,260,197	$—	$195,158,906	$(134,278,749)	$120	$(15,000)	$(1,306,569)	$—	$59,558,708
Net loss	—	—	—	(7,609,993)	—	—	—	—	(7,609,993)
Stock options exercised	1,915,094	—	2,865,295	—	—	—	—	—	2,865,295
Deferred compensation expense recognized	—	—	—	—	—	—	1,306,569	—	1,306,569
Stock subscriptions received	—	—	—	—	—	15,000	—	—	15,000
Issuance of common stock under employee stock purchase plan	32,504	—	84,611	—	—	—	—	—	84,611
Issuance of common stock under earnout settlement agreement	140,000	—	197,400	—	—	—	—	—	197,400
Forfeiture of common stock issued to acquire business	(105,961)	—	—	—	—	—	—	—	—
Repurchase of common stock	(149,488)	—	—	—	—	—	—	(215,260)	(215,260)
Tax deductions relating to stock options	—	—	196,042	—	—	—	—	—	196,042
Adjustment of deferred tax asset related to stock options	—	—	(1,341,992)	—	—	—	—	—	(1,341,992)
Unrealized holding loss on marketable securities	—	—	—	—	(582)	—	—	—	(582)
Balance, December 31, 2002	58,092,346	—	197,160,262	(141,888,742)	(462)	—	—	(215,260)	55,055,798
Net income	—	—	—	6,327,907	—	—	—	—	6,327,907
Stock options exercised	574,595	—	1,160,796	—	—	—	—	—	1,160,796
Issuance of common stock under employee stock purchase plan	48,731	—	72,487	—	—	—	—	—	72,487
Tax deductions relating to stock options	—	—	546,623	—	—	—	—	—	546,623
Retirement of treasury stock	—	—	(10,763)	—	—	—	—	10,763	—
Unrealized holding loss on marketable securities	—	—	—	—	(18)	—	—	—	(18)
Balance, December 31, 2003	58,715,672	—	198,929,405	(135,560,835)	(480)	—	—	(204,497)	63,163,593
Net income	—	—	—	7,104,661	—	—	—	—	7,104,661
Stock options exercised	505,378	—	1,186,391	—	—	—	—	—	1,186,391
Issuance of common stock under employee stock purchase plan	80,325	—	116,746	—	—	—	—	—	116,746
Tax deductions relating to stock options	—	—	688,604	—	—	—	—	—	688,604
Unrealized holding gain on marketable securities	—	—	—	—	480	—	—	—	480
Balance, December 31, 2004	59,301,375	$—	$200,921,146	$(128,456,174)	$—	$—	$—	$(204,497)	$72,260,475

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$(7,609,993)	$6,327,907	$7,104,661
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation & amortization	3,379,270	1,783,164	1,495,252
Compensation expense recognized related to stock options	1,306,569	—	—
Loss on disposals of property and equipment	1,769,412	11,551	—
Accretion of discount on marketable securities	(4,048)	(2,295)	—
Application development contracts	(2,403,221)	(1,094,104)	(464,654)
Impairment loss	4,316,230	—	—
Deferred income taxes	(6,190,548)	1,399,041	5,019,489
Deferred income tax benefit relating to stock options	1,145,950	(546,623)	(688,604)
Equity in net loss of affiliates	1,234,938	(106,716)	109,061
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in trade accounts receivable	(2,634,198)	(3,406,392)	261,348
(Increase) decrease in unbilled revenues	(463,890)	(5,660,799)	2,598,668
(Increase) decrease in prepaid expenses & other current assets	(80,161)	103,991	43,672
Decrease in other assets	109,829	29,442	23,313
Increase (decrease) in accounts payable	1,469,370	3,594,759	(1,951,482)
Increase (decrease) in accrued expenses	(1,701,553)	1,419,608	1,020,798
(Decrease) in other current liabilities	(95,562)	(355,144)	(7,060)
Net cash provided by (used in) operating activities	(6,451,606)	3,497,390	14,564,462
Cash flows from investing activities:
Purchases of property and equipment	(967,627)	(1,518,798)	(1,189,336)
Purchases of marketable securities	(23,745,011)	(497,705)	—
Maturities of marketable securities	27,566,194	500,000	250,000
Proceeds from sale of affiliate	—	—	300,005
Investments in affiliates and joint ventures	(191,000)	—	—
Net cash provided by (used in) investing activities	2,662,556	(1,516,503)	(639,331)

	Year Ended December 31,
	2002	2003	2004
Cash flows from financing activities:
Cash and cash equivalents — restricted	$(6,300,054)	$937,021	$2,363,033
Payments on notes and debentures payable	(339,833)	(169,877)	(363,033)
Payments on capital lease obligations	(13,762)	—	—
Payments to repurchase common stock	(215,260)	—	—
Proceeds from employee common stock purchases	84,611	72,487	116,746
Proceeds from exercise of employee stock options	2,881,682	1,160,796	1,186,391
Proceeds from stock subscriptions receivable	15,000	—	—
Net cash provided by (used in) financing activities	(3,887,616)	2,000,427	3,303,137
Net increase (decrease) in cash and cash equivalents	(7,676,666)	3,981,314	17,228,268
Cash and cash equivalents, beginning of year	17,235,752	9,559,086	13,540,400
Cash and cash equivalents, end of year	$9,559,086	$13,540,400	$30,768,668
Other cash flow information:
Interest paid	$49,193	$20,927	$10,852
Income taxes paid	$94,200	$382,358	$465,172

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND BASIS OF PRESENTATION

The Company

NIC Inc., formerly National Information Consortium, Inc. (the “Company” or “NIC”), provides federal, state and local governments with a wide range of eGovernment services, including a broad range of software and applications. NIC helps governments use the Internet by building Web sites and applications that allow businesses and citizens to access government information and complete government-based transactions online. Some examples of applications include: professional license renewals, Internet tax filings, driver’s license and motor vehicle record searches, automated Uniform Commercial Code (“UCC”) file searches and automobile registration renewals. The Company’s primary business activity is to design, build and operate Internet-based portals on behalf of state governments desiring to provide access to government information and to complete government-based transactions online. Operating under multiple-year contracts (see Note 3), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company is typically responsible for funding up front investment and ongoing operational costs of the outsourced government portals. In July 1999, the Company completed its initial public offering of common stock.

In September 1999, NIC acquired the net assets of eFed, a provider of Internet-based procurement software and services for governments. eFed was renamed NIC Commerce and is wholly owned by NIC. In the second quarter of 2002, the Company exited its domestic eProcurement business entirely, and has classified the results of operations of NIC Commerce as discontinued operations. In January 2000, NIC merged its application services division with Conquest Softworks, LLC (“Conquest”) and renamed the company NIC Conquest. NIC Conquest, a wholly owned subsidiary of NIC and the Company’s corporate filings business, is a provider of UCC and corporation software applications and services that facilitate electronic filings and document management for secretaries of state. At December 31, 2004, NIC Conquest was primarily engaged in servicing its contract with the California Secretary of State (see Note 2). In May 2000, NIC acquired SDR Technologies, Inc. (“SDR”), a provider of Internet-based applications for governments. SDR was renamed NIC Technologies and is wholly owned by NIC. NIC Technologies, the Company’s ethics & elections business, designs and develops online election and ethics filing systems for federal and state government agencies. At December 31, 2004, NIC Technologies was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan. In October 2000, NIC acquired Intelligent Decision Technologies, Ltd. (“IDT”), a provider of business-to-government reporting and filing software for the transportation industry. In the second quarter of 2002, the Company decided to wind down substantially all of IDT’s operations. As of December 31, 2004, the IDT business did not qualify as a discontinued operation. All business acquisitions in 1999 and 2000 were accounted for as purchases and the results of the acquired companies’ operations have been included in the Company’s consolidated statements of operations from the respective dates of acquisition. These acquired businesses comprise the Company’s software & services division, along with the AOL business. The Company’s contract with AOL expired December 31, 2004. For further discussion of the Company’s software & services businesses, see Note 4.

The Company expanded rapidly following its initial public offering in July 1999 and incurred substantial net losses through the second quarter of 2002 primarily as a result of its software & services businesses. Throughout this time period, the Company’s core outsourced portal operations have grown and have been profitable. As part of a broad strategic refocusing of the Company on its profitable core outsourced portal business during 2002, NIC exited its eProcurement and transportation businesses and restructured the other software & services businesses in an effort to accelerate the Company’s path to profitability. The Company became profitable in the second half of 2002 (see Note 14), and management has focused the business on operations that it believes have demonstrable ability to produce positive net income and cash flow in the future.

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category includes revenues primarily from the Company’s subsidiaries operating government portals under long-term contracts on an outsourced basis. The software & services category includes revenues primarily from the Company’s corporate filings, ethics & elections, transportation and AOL businesses. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, and depreciation & amortization. Cost of portal revenues consist of all direct costs associated with operating government portals on an outsourced basis including employee compensation, telecommunications and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consist of all direct project costs to provide software development and services such as employee compensation, subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, legal and finance, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative costs also consist of corporate-level expenses for market development and public relations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The accompanying consolidated financial statements consolidate the Company together with all of its direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents

Cash and cash equivalents primarily include cash on hand in the form of bank deposits and money market funds. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all non-restricted highly liquid instruments purchased with an original maturity of one month or less to be cash equivalents.

Cash and cash equivalents — restricted

Cash and cash equivalents — restricted consists of bank deposits and money market funds that have been segregated to collateralize primarily bank letters of credit issued on behalf of the Company.

Marketable securities

The Company’s marketable securities at December 31, 2003 were classified as available-for-sale and consisted of short-term U.S. government obligations. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders’ equity as accumulated other comprehensive income or loss until realized. The cost of securities sold is based on the specific identification method. The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date. At December 31, 2003, the Company had pledged all of its marketable securities as collateral for its bank line of credit in conjunction with a corporate credit card agreement. At December 31, 2004, the Company is no longer required to collateralize the line of credit. See Note 7.

Unbilled revenues

Unbilled revenues consist of revenues earned in excess of billings under long-term application development contracts accounted for under the percentage of completion method relating to the Company’s corporate filings business and revenues earned in excess of billings relating to the Company’s ethics & elections business. Unbilled revenues arise when revenues have been recorded but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance including, among others, achievement of certain milestones and completion of services during a specified period.

At each balance sheet date, the Company makes a determination as to the portion of the unbilled receivable relating to the Company’s long-term application development contracts that will be collected within one year and records that amount as a current asset in the consolidated balance sheets. The remainder of the receivable, if any, is classified as a long-term asset. All unbilled revenues relating to the Company’s ethics & elections business are collectible within one year of the balance sheet dates and have been classified as a current asset.

Unbilled revenues relating to the Company’s contract with the California Secretary of State at December 31, 2003 and 2004 were approximately $8.4 million and $5.6 million. Unbilled revenues relating to the Company’s ethics & election business at December 31, 2003 and 2004 were $0 and $0.2 million, respectively.

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

Investments in affiliates and joint ventures

The Company has held certain investments in affiliates and joint ventures accounted for under the equity method. The Company uses the equity method to account for equity investments in affiliates and joint ventures when NIC management can exert significant influence, but not control, over the operations of the investee or joint venture. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee or joint venture of between 20% and 50%, although other factors, such as representation on the Board of Directors, are considered in determining whether the equity method of accounting is appropriate. The Company regularly reviews the carrying value of its equity method investments and would record impairment losses when events and circumstances indicate that such assets are impaired. At December 31, 2004, the Company holds no investments in affiliates or joint ventures accounted under the equity method. See Note 6.

Goodwill

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements and eliminates amortization of goodwill. SFAS No. 142 requires that the Company test goodwill for impairment annually or more frequently whenever events occur or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is an operating segment or one level below an operating segment. The first step of the impairment test is to compare the estimated fair value of the reporting unit to carrying value. If the carrying value is less than fair value, no impairment exists. If the carrying value is greater than fair value, a second step is performed to determine the fair value of goodwill and the amount of impairment loss, if any. There was no impairment of goodwill upon adoption of SFAS No. 142. The Company had no goodwill remaining after the IDT goodwill impairment loss recorded by the Company in 2002. See Note 4.

Software development costs and intangible assets

The Company expenses as incurred all employee costs to start up, operate and maintain government portals on an outsourced basis as costs of performance under the contracts because, after the completion of a defined contract term, the government entities with which the Company contracts typically receive a perpetual, royalty-free license to the applications the Company developed. Such costs are included in cost of portal revenues in the consolidated statements of operations.

The Company accounts for the costs of developing internal use computer software in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (“EITF”) Issue 00-2, “Accounting for Website Development Costs.” Costs capitalized pursuant to EITF Issue 00-2 would be included as part of the total of internal use software development costs capitalized pursuant to SOP 98-1.

The net carrying value of intangible assets at December 31, 2003 and 2004 was not significant and was included in other long-term assets in the consolidated balance sheets. At December 31, 2004, intangible assets consisted primarily of Company trademarks and were not subject to amortization.

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

Revenue recognition

Portal revenues

The Company recognizes revenue from providing outsourced government portal services (primarily transaction-based information access fees and filing fees) net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to state agencies for data access and other statutory fees are accrued as accounts payable at the time services are provided. The Company must remit a certain amount or percentage of these fees to government agencies regardless of whether the Company ultimately collects the fees. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates.

Revenue from service contracts to provide portal consulting, application development and management services to governments is recognized as the services are provided at rates provided for in the contract.

Software & services revenues

The Company’s corporate filings business recognizes revenues from fixed-fee, long-term application development contracts on the percentage of completion method, utilizing costs incurred to date as compared to the estimated total costs for each contract, following the guidance outlined in Alternative B as set forth in paragraph .81 of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company primarily includes internal labor and subcontractor labor costs in actual and estimated total costs for purposes of determining the percentage of completion for each contract. The Company also includes costs for hardware and software provided directly to the customer as part of the system and other direct project costs such as travel in actual and estimated total costs, but does not include such costs for determining the percentage of completion for each contract. The Company recognizes revenue and expenses for such costs with no associated profit margin. Contract revenues and estimated costs to complete are adjusted to reflect change orders when approved by the customer and the Company regarding both scope and price. Revenues and profits from these contracts are based on the Company’s estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated contract losses are charged to operations as soon as determinable.

In the second quarter of 2002, the Company accrued approximately $4.3 million in cost of software & services revenues for expected losses due to project cost overruns on outstanding fixed-fee application development contracts in Arkansas, Minnesota and Oklahoma under percentage-of-completion accounting. In the fourth quarter of 2002, the Company reversed $0.8 million of accruals recorded in the second quarter of 2002 related to its contracts in Arkansas and Oklahoma as these contracts were expected to cost less to complete than management estimated. At December 31, 2002, the Company had fulfilled all obligations under its contract with the state of Minnesota. In the third quarter of 2004, the Company reversed $0.4 million of accruals recorded in the second quarter of 2002 related to its contracts in Arkansas and Oklahoma, as these contracts are expected to cost less to complete than management’s previous estimates. At December 31, 2004, the Company fulfilled all remaining obligations under its contract with the state of Oklahoma, and recently entered into a one-year maintenance contract renewal with the state of Arkansas, which the Company believes will be profitable. At December 31, 2004, the Company no longer has an accrual for its application development contracts, which management believes is reasonable. Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that the estimate will change in the near term.

In September 2001, NICUSA and the Company’s NIC Conquest subsidiary were awarded a five-year contract by the California Secretary of State (the “California SOS” or the “State”) to develop and implement a comprehensive information management and filing system. The five-year contract with the Business Programs Division of the California SOS is valued at approximately $25 million, which the Company currently believes will be profitable. The Company has considered the significant historic costs overruns incurred on previous fixed-fee application development contracts when determining the amount of revenue and profit to be recognized on this contract, and believes that many of the circumstances that led to those historic cost overruns do not currently exist on this project. However, it is at least reasonably possible that the Company’s costs on this contract could similarly exceed revenues in the future as a result of unforeseen difficulties in the creation of an application called for in the contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs or other reasons. If this occurs, the Company’s results of operations, financial condition and cash flows could be harmed.

Revenues are recognized on the California SOS contract using the percentage of completion method utilizing costs incurred to date as compared to the estimated costs for the contract, as further described above. The Company believes costs incurred are a more representative measure of project progress than either the completion of billing or significant project milestones, as most of the significant milestone payments under this contract are concentrated toward the latter half of the project and do not appropriately reflect project progress and project costs incurred, especially in between milestone payment dates. The contract contains early termination clauses that give the California SOS the right to terminate early including, among others, termination for non-appropriation of funds and termination for convenience. Such early termination clauses are generally standard in most government contracts and are not unique to the Company’s contract with the California SOS. However, in the event the contract is terminated for non-appropriation of funds, the Company would be required to take back any affected goods furnished under the contract and to relieve the California SOS of any further obligations therefore. It is the Company’s understanding that funds for the business entity portion of the project have been appropriated through the State’s fiscal 2005 funding year (which ends June 30, 2005), and it is currently the Company’s and State’s expectation that funds will be appropriated for the remainder of the project. The Company does not recognize revenues in excess of what has been appropriated for the project. If the contract is terminated for the convenience of the State, the parties are to negotiate a settlement, which the Company believes would include billed and unbilled receivables for goods, manufacturing materials and/or services performed or delivered under the contract.

The Company’s ethics & elections and transportation businesses recognize revenues from professional services as the services are provided. Software maintenance revenues are recognized ratably over the term of the support contract, typically one year. The Company’s ethics & elections business has entered into contracts with the state of Michigan and the Federal Election Commission that contain general fiscal funding clauses. The Company recognizes revenue under these contracts if the probability of cancellation is determined to be a remote contingency.

The Company recognizes its share of AOL’s advertising revenues when notified of the amount due from AOL, which is approximately one month after the advertisement is provided. See Note 4.

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

Stock-based compensation

The Company accounts for its stock-based compensation plans, which are described more fully in Note 11, using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company records as compensation expense the amount by which the fair value of common stock sold to employees exceeds the amount paid. Any excess of fair value of the price of the Company’s common stock over the exercise price for options granted to employees or nonemployee directors is recorded as deferred compensation expense within shareholders’ equity and amortized as stock compensation expense ratably over the vesting period. The following table illustrates the effect on net income (loss) and net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,
	2002	2003	2004
Net income (loss), as reported	$(7,609,993)	$6,327,907	$7,104,661

Add: Stock-based employee compensation included in reported net income (loss), net of related tax effects	876,166	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,229,689)	(2,938,705)	(1,813,608)

Pro forma net income (loss)	$(12,963,516)	$3,389,202	$5,291,053

Basic and diluted net earnings (loss) per share, as reported	$(0.13)	$0.11	$0.12
Basic and diluted net earnings (loss) per share, pro forma	$(0.23)	$0.06	$0.09

The fair value of each option grant was determined using the Black-Scholes option-pricing model. The following assumptions were applied in determining pro forma compensation cost for the years ended December 31, 2002, 2003 and 2004:

	2002		2003		2004
Risk-free interest rate	2.95%		2.64%		3.16%
Expected dividend yield	0.00		0.00		0.00
Expected option life	3.0	years	4.0	years	4.0	years
Expected stock price volatility	102%		89%		68%
Fair value of options granted	$1.18		$2.24		$2.95

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

Income taxes

The Company, along with its wholly owned subsidiaries, files a consolidated federal income tax return. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Comprehensive income (loss)

The Company has no material components of other comprehensive income or loss and, accordingly, the Company’s comprehensive income (loss) is approximately the same as its net income (loss) for all periods presented.

Earnings (loss) per share

Basic earnings (loss) per share are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are calculated on the basis of the weighted average number of common shares outstanding during the period and common stock equivalents that would arise from the exercise of employee common stock options and common stock warrants using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2002, 2003 and 2004:

	Year ended December 31,
	2002	2003	2004
Numerator:
Income (loss) from continuing operations	$(5,574,530)	$6,327,907	$7,104,661
Loss from discontinued operations	(2,035,463)	—	—
Net income (loss)	$(7,609,993)	$6,327,907	$7,104,661
Denominator:
Weighted average shares — basic	56,875,327	58,330,793	58,988,456
Employee common stock options and warrants	—	938,498	1,888,838
Weighted average shares — diluted	56,875,327	59,269,291	60,877,294
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.10)	$0.11	$0.12
Loss from discontinued operations	$(0.03)	$—	$—
Net income (loss)	$(0.13)	$0.11	$0.12
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.10)	$0.11	$0.12
Loss from discontinued operations	$(0.03)	$—	$—
Net income (loss)	$(0.13)	$0.11	$0.12

For the year ended December 31, 2002, diluted net loss per share is the same as basic net loss per share because common stock issuable upon exercise of employee stock options and common stock warrants is antidilutive. Outstanding employee common stock options totaling 1.8 million common shares and outstanding common stock warrants issued to AOL totaling 0.6 million common shares during the year ended December 31, 2003, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the period. Outstanding employee common stock options totaling 0.7 million common shares during the year ended December 31, 2004, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with high credit quality financial institutions. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. Due to the high credit worthiness of the Company’s customers, consisting mainly of data resellers, insurance companies and governmental entities, the Company considers accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts has been recorded. The Company’s continuing operations have not experienced any significant credit losses.

Segment reporting

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 uses the “management” approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s segments. SFAS No. 131 also requires disclosures about products and services and major customers. See Note 13.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment,” that requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R eliminates the use of the intrinsic value method prescribed in ABP No. 25 that the Company currently uses to account for its stock-based compensation plans. SFAS No. 123R is effective for interim and annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in the third quarter of 2005. The Company currently expects to use the modified prospective transition method, which would not require the Company to restate its financial statements prior to the effective date of SFAS No. 123R. For vested stock option awards that are outstanding on the effective date of SFAS No. 123R, the modified prospective method would not require the Company to record any additional compensation expense. For unvested stock option awards that are outstanding on the effective date, awards that were previously included as part of the pro forma net income (loss) and earnings (loss) per share calculations of SFAS No. 123 would be charged to expense over the remaining vesting period, without any changes in measurement. For all new stock option awards that are granted or modified after the effective date, the Company would use SFAS No. 123R’s measurement model, expense recognition, and settlement provisions. Based on the expected remaining unrecognized fair value of stock option awards the Company estimated for purposes of preparing its current SFAS No. 123 pro forma disclosures above, the effect of adopting SFAS No. 123R in 2005 on net income is expected to be approximately $0.4 million, or approximately $0.01 per share.

3.	OUTSOURCED GOVERNMENT PORTAL CONTRACTS

Each of the Company’s outsourced government portal contracts generally has an initial term of three to five years with provisions for renewals for various periods at the option of the government. The Company’s primary business obligation under these contracts is to design, build and operate Internet-based portals on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company is typically responsible for funding up front investment and ongoing operational costs of the government portals. The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government must approve prices and revenue sharing agreements. The Company generally owns all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only. If the Company’s contract were not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company. In a few instances, the Company has entered into contracts to provide portal consulting, development and management services to governments in exchange for an agreed-upon fee. Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the

Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. The Company has never experienced such claims.

The following is a summary of the Company’s sixteen outsourced state government portal contracts that are primarily funded with transaction fees paid by users at December 31, 2004:

NIC Subsidiary	Portal Name (Government Entity)	Year Services Commenced	Contract Expiration Date (Renewal Option Through)
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	4/30/2005 (1/30/2013)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	1/7/2005 (Contract has been indefinitely extended to allow the state time to provision future portal services)
New England Interactive	www.RI.gov (Rhode Island)	2001	6/19/2006 (6/19/2010)
NICUSA	www.OK.gov (Oklahoma)	2001	6/30/2005 (6/30/2009)
Montana Interactive	www.DiscoveringMontana.com (Montana)	2001	1/1/2006 (1/1/2011)
NICUSA	www.Tennessee.gov (Tennessee)	2000	8/27/2005
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2007
Idaho Information Consortium	www.accessIdaho.org (Idaho)	2000	12/6/2006
Utah Interactive	www.Utah.gov (Utah)	1999	5/6/2007 (5/6/2009)
New England Interactive	www.Maine.gov (Maine)	1999	7/14/2006
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2005
Iowa Interactive	www.Iowa.gov (Iowa)	1997	9/30/2005
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2007 (8/31/2012)
Indiana Interactive	www.IN.gov (Indiana)	1995	8/31/2005
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2007 (1/31/2010)
Kansas Information Consortium	www.accessKansas.org (Kansas)	1992	12/31/2005 (12/31/2009)

4.	SOFTWARE & SERVICES BUSINESSES — ACQUISITIONS, ALLIANCES, IMPAIRMENT LOSSES AND DISCONTINUED OPERATIONS

As further discussed in Note 1, from September 1999 through October 2000, NIC acquired four companies and formed one business alliance that have comprised the majority of the Company’s software & services businesses. Throughout this period of rapid expansion, the Company incurred substantial net losses primarily as a result of these businesses. Over the past four years, these businesses have undergone substantial organizational restructurings and consolidations resulting in impairment losses and restructuring charges. In the second quarter of 2002, the Company recorded impairment losses totaling $4.3 million relating to its AOL and IDT businesses. As part of a broad strategic refocusing of the Company on its profitable core outsourced portal business during 2002, NIC exited its eProcurement business, decided to wind down its transportation business and restructured the other software & services businesses in an effort to accelerate the Company’s path to profitability. Management has refocused these businesses on operations it believes have demonstrable ability to produce positive net income and cash flow in the future. However, any projections of future results of operations and cash flows are subject to substantial uncertainty. The following is a discussion of certain of those businesses, including those for which the Company recorded impairment losses and classified as discontinued operations in 2002.

NIC Commerce

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

The results of operations of NIC Commerce have been classified as discontinued operations, and information presented for all periods reflects this classification. NIC Commerce’s operations were previously reported in the eProcurement segment. There were no components of amounts reflected in the Company’s consolidated balance sheets or statements of operations as of and for the years ended December 31, 2003 and 2004 related to discontinued operations. Components of amounts reflected in the Company’s consolidated statement of operations for the year ended December 31, 2002 related to discontinued operations are presented in the following table:

Year ended December 31, 2002
Statement of operations data:
Revenues	$221,863
Costs and expenses	1,747,690
Loss on disposal of property and equipment	1,425,153
Depreciation and amortization	390,881
Operating loss	(3,341,861)
Income tax benefit	(1,306,398)
Loss from discontinued operations	$(2,035,463)

Intelligent Decision Technologies — IDT

During the second quarter of 2002, the Company identified indicators of possible impairment of goodwill related to the IDT acquisition. The impairment indicators included, but were not limited to, the recent underperformance of this business relative to plan, the expected underperformance of this business as compared to projected future operating results, and NIC’s recent strategic refocusing on the Company’s core portal outsourcing business. Specifically, NIC determined that the recent downturn in IDT’s financial performance was expected to continue and would not be temporary, as the Company previously expected. This was a reversal of IDT’s historical trend of profitability, and was primarily attributable to government-imposed contract delays and funding shortfalls on the part of governments with whom IDT had contracted. Management reached the conclusion that it would not continue to support IDT’s business and decided to wind down IDT’s operations. Accordingly, the Company concluded the remaining goodwill related to the IDT acquisition no longer had value and recognized a $1.3 million impairment loss in the second quarter of 2002.

In the fourth quarter of 2002, the Company reached a settlement with the former IDT shareholders to resolve any possible contingent liabilities NIC might have related to the shutdown of IDT prior to three years from the date of the acquisition. Under the terms of the Agreement and Plan of Merger dated September 8, 2000, an additional 208,333 to 520,826 shares of NIC common stock were to be issued contingent upon IDT’s meeting certain financial performance levels over three years. The Company negotiated a settlement to issue 140,000 shares of NIC common stock to the former IDT shareholders, which was less than the minimum incentive amount, because IDT was only allowed about half of the contracted time period to attempt to reach the minimum incentive level. The fair value of the common stock issued was $197,400 and was expensed in 2002. Fair value of the common stock was determined based on the closing market price of NIC’s common stock on December 31, 2002, the effective date of the settlement.

At December 31, 2004, the IDT business did not qualify as a discontinued operation. The Company may incur costs in future periods to exit this business. However, the Company does not currently believe these costs will have a material adverse affect on the Company’s financial condition, results of operations or liquidity.

AOL

On August 25, 2000, NIC entered into a three-year Interactive Services Agreement (the “Agreement”) with America Online, Inc. (“AOL”) to deliver government information, services and applications through AOL’s Government Guide. Under the terms of the Agreement, NIC received advertising revenues as the exclusive provider of AOL’s Government Guide content. AOL and NIC shared revenues generated from the license or sale of advertisement by AOL on or through the Government Guide. In return for this exclusive right, NIC paid to AOL carriage payments in the form of cash and fully vested warrants to purchase NIC common stock, as further discussed below. NIC also provided AOL content that improved the quality of government guide, and granted to AOL a royalty-free, non-exclusive, worldwide license to use the content and applications developed by NIC (the “Customized Programming and Licensed Content”). In addition, NIC funded the initial investment and ongoing operational costs to develop, operate and maintain the Customized Programming and Licensed Content.

NIC was to pay a $4.5 million cash carriage fee to AOL over the initial three-year term of the Agreement. In January 2002, NIC entered into an amendment to the Agreement (the “Amendment”). Among other changes to the Agreement, the Amendment extended the original three-year term of the Agreement to 40 months (ending on December 25, 2003), eliminated AOL’s right to extend the Agreement beyond the 40-month term, reduced the cash carriage fee by $1.8 million (from $4.5 million to $2.7 million) and eliminated AOL’s right to receive contingent warrants in NIC common stock if gross advertising revenues collected during the period the Agreement was in effect met or exceeded certain levels.

As an additional component of the carriage fee in the initial Agreement, NIC issued to AOL fully vested common stock warrants representing the right to immediately purchase 624,653 shares of NIC common stock at an exercise price of $6.71875 per share. The exercise price per share was calculated based on the average closing price of NIC common stock for the four trading days prior to the August 28, 2000 announcement date of the Agreement. The warrants expire five years from the date of the Agreement, and include both physical and net share settlement alternatives, which are controlled by AOL. The maximum number of shares to net settle the warrants could never be greater than the number of warrants issued to AOL. The warrants do not include a cash settlement alternative.

In Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the EITF reached a consensus that the measurement date for an award that is nonforfeitable and that vests and is exercisable immediately could be the date the parties enter into a contract, even though the services have not yet been performed. Accordingly, the Company determined that the proper accounting treatment for the warrant portion of the carriage fee was to account for the fair value cost of the warrants at the date of the Agreement. The fair value of the warrants issued to AOL was determined to be approximately $4.75 million on August 25, 2000, using the Black-Scholes option-pricing model. The EITF reached a consensus in Issue 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees,” that an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity granted is issued for accounting purposes. Accordingly, NIC recorded the fair value of the fully vested warrants as an intangible asset and permanent equity in its consolidated balance sheets.

Through the second quarter of 2002, NIC recognized the fair value of the fully vested warrants on a straight-line basis over the term as amortization expense and recognized the cash portion of the carriage fee on a straight-line basis over the term as cost of software & services revenues in the consolidated statement of operations.

During the second quarter of 2002, the Company identified indicators of impairment of the cash and warrant portions of the carriage fee paid and payable to AOL. Beginning in the second quarter of 2001, NIC’s share of revenues generated from AOL’s sale of advertisement through Government Guide had increased steadily on a sequential quarterly basis. However, in the second quarter of 2002, revenues from the Company’s AOL business decreased precipitously as compared to recent quarters. This was primarily a result of lower AOL Government Guide advertising revenues due to weakness in the overall advertising market in general and the online advertising market in particular. This drop in advertising revenues was in contrast to the growth in revenues the Company’s AOL business had experienced historically. Additionally, based on discussions with AOL personnel at the time, the Company did not expect its AOL business to achieve revenue growth consistent with the growth it had experienced historically. AOL had specifically noted in their filings with the SEC at the time that they expected the weakness in the online advertising market to continue for the foreseeable future. Accordingly, the Company reduced the revenue forecast for its AOL business for the remainder of 2002 and through the completion of its contract with AOL.

Management determined that the expected future cash flows of its AOL business would not be sufficient to recover the cash carriage fee the Company would have recognized over the remaining term of the contract with AOL. Through the second quarter of 2002, the Company had made cash payments to AOL totaling approximately $2.3 million, with approximately $500,000 recorded as a prepaid expense at June 30, 2002, and had to pay the remaining $412,500 in a series of three quarterly installments ending in March 2003. Additionally, management determined the future cash flows of this business would not be sufficient to recover the unamortized carrying amount of the fully vested warrants issued to AOL, which totaled approximately $2.1 million at June 30, 2002. As discussed above, the carrying amount of the fully vested warrants was previously recorded as an intangible asset in the Company’s consolidated balance sheet. As a result, the Company recognized a $3.0 million impairment loss in the second quarter of 2002.

In June 2003, NIC entered into a second amendment to the Agreement (the “Second Amendment”). Among other changes to the Agreement and Amendment, the Second Amendment extended the term of the Agreement from 40 months to 52 months (ending on December 31, 2004), reduced the cash carriage fee by $137,500 (from $2,700,000 to $2,562,500) and provided NIC the right to terminate the Agreement if quarterly advertising revenues did not reach $27,000 (the “Quarterly Minimum Revenue Share Target”) for any calendar quarter after April 1, 2003. The Quarterly Minimum Revenue Target increased to $33,000 in 2004. In the event of a shortfall of the Quarterly Minimum Revenue Share Target, AOL could elect to pay NIC the difference between the actual quarterly revenue amount and the Quarterly Minimum Revenue Share Target (the “Shortfall Payment”). If AOL were to make a Shortfall Payment, NIC’s notice of termination would be deemed withdrawn.

As of June 30, 2003, NIC had made all cash carriage fee payments due to AOL. During the second quarter of 2003, the Company reversed $137,500 of carriage fee expense in cost of software and services revenues, since this amount was no longer owed to AOL as a result of the Second Amendment. This amount was previously accrued as payable to AOL when the Company recorded the $3.0 million impairment loss in the second quarter of 2002.

The Company’s contract with AOL expired on December 31, 2004, and was not renewed.

NIC Conquest

In January 2000, NIC merged its application services division with Conquest, acquiring a 65% ownership in the new company, which was renamed NIC Conquest. The merger was accounted for as a purchase. In May 2000, NIC acquired an additional 6.5% ownership interest in NIC Conquest from NIC Conquest’s chief executive officer in exchange for 158,941 unregistered shares of NIC common stock, giving NIC ownership of 71.5% of NIC Conquest. The NIC shares that were issued to NIC Conquest’s chief executive officer on May 1, 2000 were delivered to an escrow account and were to be released in equal annual installments over a three-year period, beginning one year from the date of the exchange agreement. The first annual installment was released in May 2001. However, the remaining two installments totaling 105,961 shares were forfeited in 2002 pursuant to certain provisions contained in the May 1, 2000 exchange agreement. The Company retired these forfeited shares in the second quarter of 2002. No value was associated with the retirement of these shares as the related goodwill that the Company recorded upon the issuance of the shares was impaired in the fourth quarter of 2001.

At any time after January 12, 2002, NIC had the right to purchase all, but not less than all, of the non-NIC shareholders’ shares for 12 times NIC Conquest’s immediately preceding 12 months’ EBITDA divided by 30 million, which is the number of outstanding Conquest shares. On March 1, 2002 (the “Call Date”), NIC exercised its call rights to purchase all of the non-NIC shareholders’ shares. Since NIC Conquest experienced negative EBITDA in calendar 2001, the purchase price of the shares was $0. In accordance with the terms of the Investor’s Rights Agreement (the “Rights Agreement”) dated January 12, 2000, the closing of this transaction occurred on April 8, 2002. NIC granted the non-NIC shareholders certain residual rights in the Rights Agreement if NIC Conquest experiences a change in control within 48 months after the Call Date. If a change of control of NIC Conquest occurs within 12 months after the Call Date, the non-NIC shareholders would receive 35% of the difference between the price NIC paid the non-NIC shareholders and the price NIC received for NIC Conquest in a public offering, merger or acquisition. The non-NIC shareholders would receive approximately 26% of the difference in price if the event occurs within 24 months of the Call Date, 18% within 36 months of the Call Date and 9% within 48 months of the Call Date.

At December 31, 2004, NIC Conquest was primarily engaged in servicing the contract with the California Secretary of State. This business is not actively marketing its applications and services to new government entities.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2003	2004
Furniture and fixtures	$1,580,789	$1,278,091
Equipment	7,232,505	8,186,499
Purchased software	1,688,843	1,887,284
Leasehold improvements	208,069	218,971
	10,710,206	11,570,845
Less accumulated depreciation	7,718,610	8,968,141
	$2,991,596	$2,602,704

Depreciation expense for the years ended December 31, 2002, 2003 and 2004, was $2,519,205, $1,640,638 and $1,438,253 respectively.

6.	INVESTMENTS IN AFFILIATES AND JOINT VENTURES

In March 2000, NIC completed a $5 million cash investment in E-Filing.com, Inc. (“E-Filing”), a provider of online filing applications for legal services, giving NIC ownership of 21% of E-Filing, a non-pubic company, through 2,433,800 shares of Series A voting Preferred Stock. The investment has been accounted for under the equity method. In May 2004, E-Filing repurchased the Company’s ownership interest in E-Filing for $535,000, which approximated the carrying value of the Company’s investment at the date of the repurchase. The Company received approximately $300,000 in cash and a $235,000 subordinated promissory note with principal plus 5% interest payable annually in three equal installments on each of the first, second and third anniversary dates of the issuance of the note. The Company had no investment balance remaining in E-Filing after the repurchase.

In March 2000, NIC completed a $5.5 million cash investment in Tidemark Computer Systems, Inc., which was subsequently renamed Tidemark Solutions, Inc. (“Tidemark”), a provider of online permit applications for local government, giving NIC ownership of approximately 27% of Tidemark, a non-public company, through 4,530,396 shares of Series B voting Preferred Stock. The investment was accounted for under the equity method. In May 2001, a private technology company acquired Tidemark for cash consideration of approximately $1.6 million. NIC received approximately $700,000 in cash from the transaction and had no investment balance remaining after the acquisition. NIC realized a gain of approximately $300,000 from the transaction, which the Company deferred until the end of the two-year indemnification period following the closing of the acquisition that covered the selling shareholders’ representations and warranties made in the acquisition agreement. The Company recognized this gain in May 2003, which is included in Equity in net loss of affiliates in the consolidated statement of operations for the year ended December 31, 2003.

In October 2000, NIC made an initial $524,000 cash investment in e-Government Solutions Limited (“eGS”), a private joint venture among Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and NIC European Business Limited (“NIC Europe”), a European subsidiary of NIC, giving NIC initial ownership of 40% of the ordinary shares of eGS. The purpose of the eGS joint venture, based in London, England, was to deliver eGovernment services throughout Western Europe, with initial efforts to focus on the United Kingdom. In September 2001, the joint venture agreement was modified and reduced NIC’s obligation to make future cash contributions to the joint venture and gave NIC ownership of 47% of the ordinary shares of eGS. In December 2002, the joint venture agreement was again modified and, among other changes, eliminated NIC’s obligation to make future cash contributions to the joint venture, reduced NIC’s ownership in the joint venture to 20% and eliminated NIC’s participation on the board of directors of the joint venture. The investment had been accounted for under the equity method. As a result of the modification to the joint venture agreement in December 2002, the Company began to account for its investment in eGS under the cost method beginning in fiscal 2003. Through December 31, 2002, NIC’s cash contributions to eGS totaled approximately $1.0 million. At December 31, 2002, NIC had no investment balance remaining in eGS. At December 31, 2004, the Company’s ownership interest in eGS was approximately 14%.

7.	DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year, for which the Company pays bank fees of approximately 1.5% to 2.0% of face value per annum. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $6.4 million at December 31, 2003 and 2004. The Company is currently required to collateralize certain letters of credit with its cash and cash equivalents. During the third quarter of 2004, the Company’s cash collateral requirements pertaining to letters of credit under its current banking agreement were reduced from $5 million to $3 million.

In conjunction with its business filings contract with the California Secretary of State, in March 2002, the Company issued a $5 million letter of credit as collateral for a $5 million performance bond required by the contract. In 2004, the Company received milestone payments totaling approximately $6.6 million for the delivery of the UCC filing system into production and acceptance testing. Of the $6.6 million in milestone payments received, approximately $0.6 million related to work that had not been fully completed at December 31, 2004. The Company is scheduled to receive two additional milestone payments of approximately $3.3 million in the future, currently estimated to be over the course of the next 12 to 15 months. The first payment will be for the delivery of the business entity filing system into acceptance testing. The second payment will be for the acceptance of the business entity filing system by the Secretary of State and commencement of the associated maintenance period. Upon acceptance of the business entity filing system and commencement of the associated maintenance period, the Company will no longer be required to provide a performance bond under this contract.

In August 2001, the Company borrowed $1.0 million from a bank in the form of a promissory note payable to finance the purchase of certain hardware and software components for its eProcurement business. At December 31, 2003, the note payable had a balance of approximately $363,000 and was fully collateralized by cash and cash equivalents. In July 2004, the Company paid off the note in full and had no balance remaining at December 31, 2004.

The Company has a $500,000 working capital line of credit, which was unused at December 31, 2003 and 2004.

At December 31, 2003 and 2004, the Company had pledged a total of approximately $5.4 million and $3.0 million, respectively, of its cash and cash equivalents as collateral under the financing arrangement that covers all of the Company’s outstanding letters of credit, term note payable and working capital line of credit, and has given the bank a security interest in certain of its accounts receivable and other assets. At December 31, 2003 and 2004, the Company classified $5.4 million and $3.0 million, respectively, of its cash and cash equivalents as restricted in its consolidated balance sheets.

The Company has a $500,000 line of credit with a separate bank in conjunction with a corporate credit card agreement. At December 31, 2003, NIC had pledged all of its marketable securities as collateral on the line of credit. At December 31, 2004, the Company is no longer required to collateralize the line of credit.

8.	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company and its subsidiaries lease office space and certain equipment under noncancellable operating leases. Future minimum lease payments under all noncancellable operating leases at December 31, 2004 are as follows:

Fiscal Year
2005	$1,304,993
2006	827,952
2007	474,091
2008	153,275
2009	1,055
Thereafter	—

Rent expense for operating leases for the years ended December 31, 2002, 2003 and 2004 was approximately $1,612,000, $1,603,000 and $1,491,000, respectively.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any legal proceedings.

9.	SHAREHOLDERS’ EQUITY

Common stock

On June 30, 1998, the Company and the National Information Consortium Voting Trust (the “Voting Trust”) consisting of all the Company’s then current shareholders entered into a stock purchase agreement for the Company’s shareholders to sell a 25% interest in the Company to an investment management firm. The Company did not receive any of the proceeds from the sale. Under the Voting Trust agreement, two principal shareholders have the right to vote all of the Voting Trust’s common shares and to sell all or any part of such shares. In 2003, the Voting Trust distributed 5% of its shares of NIC common stock to its members. At December 31, 2003 and 2004, the Voting Trust held approximately 26.1 million shares of NIC common stock. On January 28, 2005, the Voting Trust distributed 10% of its shares of NIC common stock to its members. After the distribution, the Voting Trust held approximately 23.5 million shares of NIC common stock.

Common stock transactions

On July 20, 1999, the Company completed its initial public offering of common stock by selling an aggregate of 10 million new shares of common stock for net proceeds of approximately $109.4 million after deducting underwriting discounts, commissions and expenses.

As a condition of separation and severance from the Company in the second quarter of 2002, a former executive had the right to request the Company to repurchase all of the shares of the Company’s common stock, totaling 149,488 shares, beneficially owned by the former executive that were held of record in the Voting Trust for $1.44 per share. In October 2002, the former executive exercised this right and caused the Company to repurchase his Voting Trust units for $215,260. The shares of NIC common stock represented by the Voting Trust Units have been recorded as treasury stock in the consolidated balance sheets. In 2003, the Voting Trust distributed 5% of its shares of NIC common stock to its members. This affected 7,474 shares of NIC common stock held by the Company as treasury stock. The Company retired these shares in 2003, which had an assigned value of $10,763. At December 31, 2004, the Company had 142,014 shares remaining in treasury stock. In January 2005, the Voting Trust distributed 10% of its shares of NIC common stock to its members. This affected 14,201 shares of NIC common stock held by the Company as treasury stock. The Company retired these shares in February 2005, which had an assigned value of $20,449, and has 127,813 shares remaining in treasury stock.

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

At December 31, 2002, the Company had recognized a deferred tax asset of approximately $1.5 million for the cumulative stock compensation expense recognized to date related to non-qualified stock options granted to certain employees with the fair value of the Company’s common stock on the grant date greater than the exercise price for options granted. Through December 31, 2002, the actual tax deductions resulting from exercises of these non-qualified stock options were less than the cumulative amount of stock compensation expense recognized in the Company’s results of operations. The write off of the related deferred tax asset in excess of the benefits of the actual tax deductions was debited directly to additional paid-in capital for $1,341,992, which was the amount of excess tax deductions credited to additional paid in capital in prior years from previous stock option grants. The remainder of the write off was recognized as income tax expense in the consolidated statement of operations. See Note 10.

During 2003 and 2004, certain employees of the Company exercised non-qualified stock options. As a result, the Company received federal income tax deductions. The tax benefit for the deductions of $546,623 for 2003 and $688,604 for 2004 were credited directly to additional paid-in capital.

Business acquisitions and other transactions

For additional information relating to business acquisitions and other transactions involving the issuance of common stock or warrants, refer to Note 4.

10.	INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2002	2003	2004
Current income taxes:
Federal	$—	$—	$238,731
State	206,160	332,735	135,285
Total	206,160	332,735	374,016
Deferred income taxes:
Federal	(3,210,702)	596,104	3,650,706
State	(527,498)	256,314	680,179
Total	(3,738,200)	852,418	4,330,885
Total income tax provision (benefit) from continuing operations	$(3,532,040)	$1,185,153	$4,704,901

Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31:

	2003	2004
Deferred tax assets:
Net operating loss carryforward	$25,647,102	$21,538,469
Amortization and impairment of purchase accounting goodwill and software intangibles	9,526,987	8,641,536
Capital loss on sale of affiliate	1,927,748	3,792,358
Investments in affiliates	2,364,802	548,780
Accrued contract expenses under percentage of completion accounting	—	1,462,734
Application development contract losses	180,748	—
Other	159,448	335,574
	39,806,835	36,319,451
Less: Valuation allowance	(4,292,550)	(4,341,138)
Total	35,514,285	31,978,313
Deferred tax liabilities:
Depreciation	(144,799)	(271,071)
Capitalized software development costs	(19,963)	—
Total	(164,762)	(271,071)
Net deferred tax asset	$35,349,523	$31,707,242

For federal income tax purposes, the Company had available at December 31, 2004, total net operating loss (“NOL”) carryforwards of approximately $59.4 million that will expire in 2020 ($22.0 million), 2021 ($27.1 million) and 2022 ($10.3 million). The Company believes it is more likely than not it will generate sufficient taxable income from future operations to fully utilize the NOL carryforwards prior to expiration. The amount of the deferred tax asset considered realizable relating to these NOL’s could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

Prior to April 8, 2002, the Company’s ownership in NIC Conquest was less than 80% (see Note 4). As a result, NIC Conquest was not included in the Company’s consolidated federal income tax return prior to this time. Due to developments arising in the second half of 2001 relating to NIC Conquest’s migration to a common operating platform for its core UCC and corporations filing applications, the Company determined that the balance of revenues remaining to be recognized under existing application development contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications and accrued losses of approximately $6.0 million in the third and fourth quarters of 2001. These losses coupled with the significant underperformance of this business and uncertainty regarding future performance of this business cast substantial doubt as to whether NIC Conquest’s NOL carryforwards and other deferred tax assets could be used in the future. Consequently, in the fourth quarter of 2001, the Company provided a deferred tax asset valuation allowance of $5,284,576 for the net deferred tax asset relating to NIC Conquest. The Company acquired 100% ownership of NIC Conquest on April 8, 2002. As a result of the change in ownership, the Company released the portion of the valuation allowance that was not related to NIC Conquest’s tax NOL carryforwards generated through the date of the change in ownership. The NIC Conquest deferred tax asset valuation allowance was $3,214,026 at December 31, 2002.

In the fourth quarter of 2003, the Company completed an internal reorganization and legal entity restructuring plan to simplify NIC’s corporate structure, standardize business development and contracting practices, increase internal operating efficiencies through reduced administrative costs, and concentrate all companies under one subsidiary, NICUSA. As of December 31, 2003, most operating subsidiaries had been or were in the process of being converted to single member limited liability companies (LLCs) directly owned by NICUSA. Management believes the restructuring will be treated as tax-free reorganizations or liquidations. As a result of the restructuring, certain NOL carryforwards relating to the Company’s NIC Conquest business that were generated prior to the date the Company acquired 100% ownership of NIC Conquest can now be utilized by NICUSA. Consequently, in the fourth quarter of 2003, the Company released the deferred tax asset valuation allowance relating to NIC Conquest totaling $3,214,026.

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

In 2000, the Company recorded a deferred tax asset valuation allowance of $1,959,447 to offset the deferred tax asset the Company had recognized relating to its investment in Tidemark (see Note 6). In the second quarter of 2001, the Company sold its interest in Tidemark realizing a capital loss, which can only be offset against capital gains for federal income tax purposes. At present, there is doubt about the Company’s ability to generate capital gains in the future. In 2001, the Company adjusted the deferred tax asset valuation allowance relating to Tidemark to $1,796,675. NIC realized a book gain of approximately $300,000 from the Tidemark sale, which the Company deferred until the end of the two-year indemnification period following the closing of the acquisition that covered the selling shareholders’ representations and warranties made in the acquisition agreement. The Company recognized this gain in May 2003 and adjusted the deferred tax valuation allowance relating to Tidemark to $1,927,748.

In the fourth quarter of 2003, the Company recorded a deferred tax asset valuation allowance of $1,816,022 to offset the deferred tax asset applicable to the excess of the Company’s tax over book basis of its investment in E-Filing. E-Filing’s business had not developed as fast as the Company had expected, and the Company believed that the most likely outcome was that the investment would eventually be sold. A sale at the carrying value would produce a capital loss, and at present, there is doubt about the Company’s ability to generate capital gains in the future. In the second quarter of 2004, the Company sold its interest in E-Filing, realizing a capital loss, and adjusted the deferred tax allowance relating to E-Filing to $1,864,610. See note 6.

In the fourth quarter of 2003, the Company recorded a deferred tax asset valuation allowance of $548,780 to offset the deferred tax asset the Company had recognized relating to its investment in eGS (see Note 6). eGS had incurred significant historical operating losses and the business had not developed as fast as the Company had expected. The Company currently believes that the most likely outcome is that the investment will eventually be sold. A sale at the carrying value would produce a capital loss, and at present, there is doubt about the Company’s ability to generate capital gains in the future.

In 2002, the Company recorded a deferred tax asset adjustment of approximately $1.5 million for compensation related to non-qualified stock options, which reduced additional paid-in capital (see Note 9).

In October 2004, the American Jobs Creation Act of 2004 was enacted into law. The new law contains provisions that could impact the Company. These provisions provide for, among other things, a special deduction from U.S. taxable income equal to a stipulated percentage of qualified income from domestic production activities (as defined) beginning in 2005. This provision is complex and subject to numerous limitations. The Company is still studying the new law, including the technical provisions related to the complex provision noted above. The effect on the Company of the new law, if any, has not yet been determined, in part because the Company has not definitively determined whether its operations qualify for the special deduction. If the Company determines it qualifies for the special deduction, the tax benefit of such special deduction would be recognized in the period earned.

The following table reconciles the effective income tax rate from continuing operations indicated by the consolidated statements of operations and the statutory federal income tax rate:

	Year Ended December 31,
	2002	2003	2004
Effective federal and state income tax rate	38.8%	15.8%	39.8%
Adjustment related to NIC Conquest	—	22.1	—
Reduction of state NOL carryforwards	—	(5.8)	—
Impairment of intangible assets	4.8	—	—
Non-deductible stock compensation expense	1.1	—	—
State income taxes	(1.4)	(5.1)	(4.5)
Valuation allowance	(9.1)	9.4	(0.4)
Other	0.8	(1.4)	0.1
Statutory federal income tax rate	35.0%	35.0%	35.0%

11.	EMPLOYEE BENEFIT AND STOCK OPTION PLANS

Defined Contribution 401(k) Profit Sharing Plan

The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment. A discretionary match of up to 5% of an employee’s salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $276,000, $207,000 and $222,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Employee Stock Purchase Plan

In May 1999, the Company’s Board of Directors approved an employee stock purchase plan intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan permit eligible employees to purchase NIC common stock through payroll deductions up to 15% of each employee’s compensation. Amounts deducted and accumulated by the participant will be used to purchase shares of NIC’s common stock at 85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined. The first offering period under this plan commenced on April 1, 2001 and ended on March 31, 2002, with 32,504 shares being purchased. The second offering period commenced on April 1, 2002 and ended on March 31, 2003, with 48,731 shares being purchased. The third offering period commenced on April 1, 2003 and ended on March 31, 2004, with 80,325 being purchased. The fourth offering period commenced on April 1, 2004. The closing fair market value of NIC common stock on the first day of the fourth offering period was $6.00 per share. Approximately 22,000 shares of NIC common stock are expected to be purchased in the fourth offering period.

Stock Option Plans

The Company has two formal stock option plans (the “NIC” plan and the “SDR” plan) to provide for the granting of either incentive stock options or non-qualified stock options to encourage certain employees of the Company and its subsidiaries, and certain directors of the Company, to participate in the ownership of the Company, and to provide additional incentive for such employees and directors to promote the success of its business through sharing the future growth of such business. The NIC plan was adopted in May 1998 and amended in November 1998, May 1999 and May 2004. Under the NIC plan, the Company is authorized to grant options for up to 9,286,754 common shares. Employee options are generally exercisable one year from date of grant in cumulative annual installments of 25% to 33% and expire four to five years after the grant date. At December 31, 2004, a total of 1,261,825 options were available for future grants under the NIC plan. The SDR plan was adopted in May 2000 in conjunction with NIC’s acquisition of SDR. Under the SDR plan, the Company is authorized to grant options for up to 229,965 common shares. No options that are in addition to those granted upon the close of the SDR acquisition will be granted under the SDR plan. There have been no option repricings under the plans.

A summary of the activity under the Company’s stock option plans for the years ended December 31, 2002, 2003 and 2004 is presented below:

	2002		2003		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	7,663,866	$5.36	4,758,470	$5.95	4,566,539	$3.98
Granted	1,345,450	$1.81	1,880,243	$3.45	540,750	$5.07
Exercised	(1,915,094)	$1.51	(574,595)	$2.02	(505,378)	$2.35
Expired	(1,221,181)	$6.32	(973,210)	$14.44	(159,806)	$18.52
Canceled	(1,114,571)	$4.08	(524,369)	$2.69	(163,380)	$3.12
Outstanding at December 31	4,758,470	$5.95	4,566,539	$3.98	4,278,725	$3.80
Exercisable at December 31	1,626,629	$9.92	1,395,010	$5.52	2,163,798	$3.76
Weighted average grant-date fair value of options granted during the year		$1.18		$2.24		$2.95

In 2002, all options were granted with exercise prices equal to the market price of the Company’s common stock on the grant date. In 2003, the Company granted 1,633,200 options with exercise prices equal to the market price of the Company’s common stock on the grant date. The weighted average exercise price of such shares was $3.45 and the weighted average grant-date fair value was $2.29. Additionally, in 2003, the Company granted 247,043 options with exercise prices that exceeded the market price of the Company’s common stock on the grant date. The weighted average exercise price of such shares was $3.45 and the weighted average grant-date fair value was $1.93. In 2004, all options were granted with exercise prices equal to the market price of the Company’s common stock on the grant date.

The following table summarizes information about stock options outstanding under the Plan at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
$1.53–2.24	1,068,334	1.1	$1.85	941,338	$1.82
$2.30–3.40	1,471,613	3.4	$3.03	351,681	$3.01
$3.47–5.18	913,559	2.3	$3.91	457,084	$3.77
$5.46–8.19	611,200	3.6	$6.56	199,676	$7.02
$9.50–12.57	213,719	0.4	$10.41	213,719	$10.41
$19.32	300	5.4	$19.32	300	$19.32

Including expense related to options granted prior to January 1, 2002 with exercise prices less than the fair market value of the Company’s common stock on the various grant dates, the Company recognized a total of $1,306,569 of stock compensation expense related to common stock options for the year ended December 31, 2002. The Company recognized no stock compensation expense related to common stock options in 2003 and 2004.

12.	RELATED PARTY TRANSACTIONS

The Company rents an aircraft on an hourly basis from a company that is owned by two shareholders/directors of the Company at costs that the Company believes are reasonable compared to similar services provided by third parties. One of these directors is the current Chairman and Chief Executive Officer of the Company. In 2002, 2003 and 2004, payments made to this company totaled approximately $260,000, $565,000 and $399,000, respectively.

13.	REPORTABLE SEGMENTS AND RELATED INFORMATION

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

The measure of profitability by which management evaluates the performance of its segments and allocates resources to them is operating income (loss). Segment asset or other segment balance sheet information is not presented to the Company’s chief operating decision maker. Accordingly, the Company has not presented information relating to segment assets.

In the second quarter of 2002, the results of operations of NIC Commerce were classified as discontinued operations with information presented for all periods reflecting the new classification. For segment reporting purposes, NIC Commerce’s operations were previously reported in the eProcurement segment.

The table below reflects summarized financial information for the Company’s reportable segments for the years ended December 31:

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2002
Revenues	$34,778,978	$12,766,432	$—	$47,545,410
Costs & expenses	22,182,302	16,242,182	8,440,231	46,864,715
Impairment loss	—	4,316,230	—	4,316,230
Stock compensation	—	—	1,306,569	1,306,569
Depreciation & amortization	1,661,876	1,146,755	179,758	2,988,389
Operating income (loss)	$10,934,800	$(8,938,735)	$(9,926,558)	$(7,930,493)

2003
Revenues	$40,209,000	$10,622,209	$—	$50,831,209
Costs & expenses	24,146,551	9,374,568	8,189,028	41,710,147
Depreciation & amortization	1,407,626	229,819	145,719	1,783,164
Operating income (loss)	$14,654,823	$1,017,822	$(8,334,747)	$7,337,898

2004
Revenues	$48,543,779	$7,217,975	$—	$55,761,754
Costs & expenses	28,025,072	6,013,539	8,428,359	42,466,970
Depreciation & amortization	1,195,485	215,001	84,766	1,495,252
Operating income (loss)	$19,323,222	$989,435	$(8,513,125)	$11,799,532

The following is a reconciliation of total segment operating income (loss) to total consolidated income (loss) from continuing operations before income taxes for the years ended December 31:

	2002	2003	2004
Total operating income (loss) for reportable segments	$(7,930,493)	$7,337,898	$11,799,532
Interest income	179,829	100,215	116,037
Interest expense	(49,193)	(20,927)	(10,852)
Equity in net loss of affiliates	(1,234,938)	106,716	(109,061)
Other income (expense), net	(71,775)	(10,842)	13,906
Income (loss) from continuing operations before income taxes	$(9,106,570)	$7,513,060	$11,809,562

The highest volume, most commercially valuable service the Company offers is access to motor vehicle records through the Company’s outsourced government portals, referred to as DMV records. This service accounted for approximately 64%, 62% and 63% of the Company’s portal revenues in 2002, 2003 and 2004, respectively, and approximately 47%, 49% and 55% of the Company’s total revenues in 2002, 2003 and 2004, respectively.

A primary source of revenue is derived from data resellers, who use the Company’s government portals to access DMV records for sale to the auto insurance industry. For the year ended December 31, 2002, one of these data resellers accounted for approximately 48% of the Company’s portal revenues and 35% of the Company’s total revenues. For the year ended December 31, 2003, one of these data resellers accounted for approximately 47% of the Company’s portal revenues and 37% of the Company’s total revenues. For the year ended December 31, 2004, one of these data resellers accounted for approximately 46% of the Company’s portal revenues and 40% of the Company’s total revenues. At December 31, 2004, this one data reseller accounted for approximately 50% of the Company’s accounts receivable.

For the year ended December 31, 2002, revenues from the Company’s business filings contract with the California Secretary of State accounted for approximately 55% of the Company’s software & services revenues and 15% of the Company’s total revenues. For the year ended December 31, 2003, revenues from this contract accounted for approximately 68% of the Company’s software & services revenues and 14% of the Company’s total revenues. For the year ended December 31, 2004, revenues from this contract accounted for approximately 56% of the Company’s software & services revenues and 7% of the Company’s total revenues.

14.	UNAUDITED QUARTERLY OPERATING RESULTS

The unaudited quarterly information below is subject to seasonal fluctuations resulting in lower portal revenues in the fourth quarter of each calendar year, due to the smaller number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods. For additional information on significant items affecting the quarterly results for the periods presented, refer to Notes 2, 4, 6, and 10 above.

2002

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	Year Ended December 31, 2002
Revenues:
Portal revenues	$8,485,907	$9,002,070	$8,862,950	$8,428,051	$34,778,978
Software & services revenues	3,610,751	3,931,627	2,805,338	2,418,716	12,766,432
Total revenues	12,096,658	12,933,697	11,668,288	10,846,767	47,545,410
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	4,958,355	4,690,127	5,065,111	5,141,727	19,855,320
Cost of software & services revenues, exclusive of depreciation & amortization	2,334,392	7,677,832	2,125,326	1,549,746	13,687,296
Selling & administrative	3,794,712	3,781,136	3,254,586	2,491,665	13,322,099
Impairment loss	—	4,316,230	—	—	4,316,230
Stock compensation	311,146	995,423	—	—	1,306,569
Depreciation & amortization	928,015	938,316	567,194	554,864	2,988,389
Total operating expenses	12,326,620	22,399,064	11,012,217	9,738,002	55,475,903
Operating income (loss)	(229,962)	(9,465,367)	656,071	1,108,765	(7,930,493)
Other income (expense):
Interest income	41,008	55,269	37,516	46,036	179,829
Interest expense	(11,088)	(21,564)	(20,059)	3,518	(49,193)
Equity in net loss of affiliates	(224,201)	(457,773)	(286,014)	(266,950)	(1,234,938)
Other income (expense), net	—	(36,275)	(54)	(35,446)	(71,775)
Total other income (expense)	(194,281)	(460,343)	(268,611)	(252,842)	(1,176,077)
Income (loss) from continuing operations before income taxes	(424,243)	(9,925,710)	387,460	855,923	(9,106,570)
Income tax expense (benefit)	(10,179)	(4,090,811)	167,943	401,007	(3,532,040)
Income (loss) from continuing operations	(414,064)	(5,834,899)	219,517	454,916	(5,574,530)
Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $327,346, $974,227, $4,825 and $0)	(466,292)	(1,561,590)	(7,581)	—	(2,035,463)
Net income (loss)	$(880,356)	$(7,396,489)	$211,936	$454,916	$(7,609,993)
Basic and diluted net income (loss) per share:
Income (loss) per share — continuing operations	$(0.01)	$(0.10)	$0.00	$0.01	$(0.10)
Loss per share — discontinued operations	$(0.01)	$(0.03)	$(0.00)	$—	$(0.03)
Net income (loss) per share	$(0.02)	$(0.13)	$0.00	$0.01	$(0.13)
Weighted average shares outstanding:
Basic	56,358,387	56,492,530	56,811,394	57,823,599	56,875,327
Diluted	56,358,387	56,492,530	57,006,631	57,859,897	56,875,327

2003

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	Year Ended December 31, 2003
Revenues:
Portal revenues	$9,789,726	$10,149,381	$9,941,519	$10,328,374	$40,209,000
Software & services revenues	2,729,696	2,756,739	2,930,874	2,204,900	10,622,209
Total revenues	12,519,422	12,906,120	12,872,393	12,533,274	50,831,209
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	5,079,740	5,285,988	5,415,040	5,805,222	21,585,990
Cost of software & services revenues, exclusive of depreciation & amortization	2,143,536	2,241,781	2,276,224	1,781,230	8,442,771
Selling & administrative	3,120,430	2,936,847	2,852,553	2,771,556	11,681,386
Depreciation & amortization	491,985	449,771	471,238	370,170	1,783,164
Total operating expenses	10,835,691	10,914,387	11,015,055	10,728,178	43,493,311
Operating income	1,683,731	1,991,733	1,857,338	1,805,096	7,337,898
Other income (expense):
Interest income	28,782	29,979	21,198	20,256	100,215
Interest expense	(5,222)	(4,257)	(5,977)	(5,471)	(20,927)
Equity in net loss of affiliates	(60,000)	261,450	(40,734)	(54,000)	106,716
Other income (expense), net	1,002	424	(12,437)	169	(10,842)
Total other income (expense)	(35,438)	287,596	(37,950)	(39,046)	175,162
Income before taxes	1,648,293	2,279,329	1,819,388	1,766,050	7,513,060
Income tax expense (benefit) *	659,321	922,844	736,961	(1,133,973)	1,185,153
Net income	$988,972	$1,356,485	$1,082,427	$2,900,023	$6,327,907
Basic and diluted net income per share	$0.02	$0.02	$0.02	$0.05	$0.11
Weighted average shares outstanding:
Basic	58,134,548	58,233,537	58,356,861	58,592,905	58,330,793
Diluted	58,168,711	58,653,630	59,402,423	60,847,076	59,269,291

*	The income tax benefit in the fourth quarter of 2003 was the result of adjustments recorded to deferred taxes, which increased net income by $1,849,000 and basic and diluted net income per share by $0.03. See Note 10.

2004

	Three Months Ended				Year Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	December 31, 2004
Revenues:
Portal revenues	$12,231,058	$12,254,642	$11,877,593	$12,180,486	$48,543,779
Software & services revenues	2,188,401	2,082,451	1,549,748	1,397,375	7,217,975
Total revenues	14,419,459	14,337,093	13,427,341	13,577,861	55,761,754
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	5,852,605	6,189,219	6,266,511	6,557,811	24,866,146
Cost of software & services revenues, exclusive of depreciation & amortization	2,080,284	1,648,960	719,918	1,134,086	5,583,248
Selling & administrative	3,232,196	2,944,504	3,052,580	2,788,296	12,017,576
Depreciation & amortization	388,525	380,202	361,134	365,391	1,495,252
Total operating expenses	11,553,610	11,162,885	10,400,143	10,845,584	43,962,222
Operating income	2,865,849	3,174,208	3,027,198	2,732,277	11,799,532
Other income (expense):
Interest income	21,394	22,893	30,903	40,847	116,037
Interest expense	(4,875)	(4,386)	(1,591)	—	(10,852)
Equity in net loss of affiliates	(69,497)	(39,564)	—	—	(109,061)
Other income (expense), net	—	—	13,906	—	13,906
Total other income (expense)	(52,978)	(21,057)	43,218	40,847	10,030
Income before taxes	2,812,871	3,153,151	3,070,416	2,773,124	11,809,562
Income tax expense	1,210,998	1,327,223	1,121,557	1,045,123	4,704,901
Net income	$1,601,873	$1,825,928	$1,948,859	$1,728,001	$7,104,661
Basic and diluted net income per share	$0.03	$0.03	$0.03	$0.03	$0.12
Weighted average shares outstanding:
Basic	58,744,048	58,870,499	59,065,376	59,269,962	58,988,456
Diluted	61,016,219	60,884,362	60,952,430	60,652,227	60,877,294

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NIC Inc.:

We have completed an integrated audit of NIC Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of NIC Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
February 28, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures — The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors of the Company and the executive officers of the Company will be set forth under the captions “Board of Directors” and “Executive Officers” in the Company’s proxy statement related to its 2005 annual meeting of shareholders (the “Proxy Statement”) and is incorporated herein by reference since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to regulation 14A. Information required by Item 405 of Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

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

The following table shows the Company’s common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance
Equity compensation plans approved by security holders	4,249,048	$3.81	1,261,825
Equity compensation plans not approved by security holders (1)	29,677	$1.85	2,399

(1)	In connection with the Company’s acquisition of SDR Technologies, Inc. in May 2000, the Company adopted the 1999 Stock Option Plan of SDR Technologies, Inc (the “SDR Plan”). Options to purchase 229,965 shares were granted in connection with the acquisition of SDR. However, no options in addition to those granted at the close of the SDR transaction will be granted under this plan. The SDR Plan is administered by the Compensation Committee of the Company’s Board of Directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

10.47	Business Programs Automation Agreement, dated September 6, 2001, between National Information USA, Inc. and the State of California(6)
10.48	Employment agreement between the Registrant and Eric J. Bur dated April 1, 2001 (8)
10.49	Employment agreement between the Registrant and Richard L. Brown, dated March 1, 1999(9)
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of Chairman of the Board and Chief Executive Officer and Chief Financial Officer furnished in accordance with Securities Act Release 33-8212

(1)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-77939

(2)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-30872

(3)	Incorporated by reference to Form 8-K filed with the SEC on May 26, 2000

(4)	Incorporated by reference to Registration Statement on Form S-8, File No. 333-37000

(5)	Incorporated by reference to Form 10-K filed with the SEC on April 2, 2001

(6)	Incorporated by reference to Form 10-Q filed with the SEC on November 14, 2001

(7)	Incorporated by reference to Form 10-Q filed with the SEC on May 14, 2002

(8)	Incorporated by reference to Form 10-K filed with the SEC on March 25, 2002

(9)	Incorporated by reference to Form 10-K filed with the SEC on March 12, 2004

(b)	Reports on Form 8-K.

The registrant has filed the following reports on Form 8-K since September 30, 2004:

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

A Report on Form 8-K was filed with the Securities and Exchange Commission on January 27, 2005, with attached press release of the Company dated January 27, 2005, announcing 2004 fourth quarter and fiscal 2004 operating results.

A Report on Form 8-K was filed with the Securities and Exchange Commission on January 28, 2005, with attached press release of the Company dated January 28, 2005, announcing that the trustees of the National Information Consortium Voting Trust have distributed ten percent of the NIC shares held by the trust to its beneficial holders, seven of which are affiliates of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2005.

NIC INC.

By:    /s/ Jeffery S. Fraser

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffery S. Fraser	Chairman and Chief Executive Officer (Principal Executive Officer)	March 4, 2005
/s/ Eric J. Bur	Chief Financial Officer (Principal Financial Officer)	March 4, 2005
/s/ Stephen M. Kovzan	Vice President, Financial Operations Chief Accounting Officer (Principal Accounting Officer)	March 4, 2005
/s/ John L. Bunce, Jr.	Director	March 4, 2005
/s/ Art N. Burtscher	Director	March 4, 2005
/s/ Daniel J. Evans	Director	March 4, 2005
/s/ Ross C Hartley	Director	March 4, 2005
/s/ Pete Wilson	Director	March 4, 2005

Exhibit 21.1

SUBSIDIARIES OF THE REGISTRANT

Name of Subsidiary	Jurisdiction of Incorporation

1. NICUSA, Inc.*	Kansas, U.S.
2. Kansas Information Consortium, Inc.**	Kansas, U.S.
3. Interactive, LLC**	Indiana, U.S.
4. Arkansas Information Consortium, LLC**	Arkansas, U.S.
5. Nebraska Interactive, LLC**	Nebraska, U.S.
6. Virginia Interactive, LLC**	Virginia, U.S.
7. Iowa Interactive, LLC**	Iowa, U.S.
8. Montana Interactive, LLC**	Montana, U.S.
9. New England Interactive, LLC**	Maine, U.S.
10. Utah Interactive, LLC**	Utah, U.S.
11. Hawaii Information Consortium, LLC**	Hawaii, U.S.
12. Idaho Information Consortium, LLC**	Idaho, U.S.
13. NIC Commerce, LLC**	Colorado, U.S.
14. NIC Conquest, LLC**	Colorado, U.S.
15. National Information Consortium Technologies, LLC**	California, U.S.
16. Intelligent Decision Technologies, LLC**	Colorado, U.S.
17. National Online Registries, LLC**	Colorado, U.S.
18. Bay Area Interactive, LLC**	California, U.S.
19. Florida Information Consortium, Inc.**	Florida, U.S.
20. Michigan Local Interactive, LLC**	Michigan, U.S.
21. Texas Local Interactive, LLC**	Texas, U.S.
22. Alabama Interactive, LLC**	Alabama, U.S.
23. NIC European Business Limited*	London, England
24. Kentucky Interactive, LLC**	Kentucky, U.S.
25. NIC Solution, LLC**	Colorado, U.S.
26. National Retail Registries, LLC**	Colorado, U.S.

*	Wholly-owned subsidiary of NIC Inc.

**	Wholly-owned subsidiary of NICUSA, Inc.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-83171 and 333-37000) of NIC Inc. of our report dated February 28, 2005 relating to the consolidated financial statements, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP

Kansas City, Missouri
March 4, 2005

Exhibit 31.1

CERTIFICATION

I, Jeffery S. Fraser, certify that

1.	I have reviewed this Annual Report on Form 10-K of NIC Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 4, 2005

/s/ Jeffery S. Fraser
Jeffery S. Fraser
Chairman of the Board and
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Eric J. Bur, certify that

1.	I have reviewed this Annual Report on Form 10-K of NIC Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 4, 2005

/s/ Eric J. Bur
Eric J. Bur
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned Chairman of the Board and Chief Executive Officer and Chief Financial Officer of NIC Inc. (the “Company”) each hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)  the Annual Report on Form 10-K of the Company for the year ended December 31, 2004 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 4, 2005

/s/ Jeffery S. Fraser
Jeffery S. Fraser
Chairman of the Board and
Chief Executive Officer

/s/ Eric J. Bur
Eric J. Bur
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This certification “accompanies” the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K, irrespective of any general incorporation language contained in such filing).