Form 10-K/A
period 2004-12-31
NIC INC
filed 2005-03-16
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

NIC Inc. hereby amends Part IV, Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, of its Annual Report on Form 10-K for the year ended December 31, 2004, to include Exhibits 31.1 (Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) and 31.2 (Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) which have been amended to include language relating to internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2005.

NIC INC.

By:    /s/ Jeffery S. Fraser

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffery S. Fraser	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2005
/s/ Eric J. Bur	Chief Financial Officer (Principal Financial Officer)	March 16, 2005
/s/ Stephen M. Kovzan	Vice President, Financial Operations Chief Accounting Officer (Principal Accounting Officer)	March 16, 2005
/s/ John L. Bunce, Jr.	Director	March 16, 2005
/s/ Art N. Burtscher	Director	March 16, 2005
/s/ Daniel J. Evans	Director	March 16, 2005
/s/ Ross C Hartley	Director	March 16, 2005
/s/ Pete Wilson	Director	March 16, 2005