Form 10-Q
period 2005-03-31
NIC INC
filed 2005-05-10
CIK 1065332

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☒   No  ☐

The number of shares outstanding of the registrant’s common stock as of April 30, 2004 was 59,723,647.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NIC Inc.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands except for share amounts

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$32,921	$30,769
Cash and cash equivalents - restricted	3,000	3,000
Marketable securities	4,000	—
Trade accounts receivable	20,448	17,610
Unbilled revenues	1,171	3,400
Deferred income taxes	1,166	433
Prepaid expenses & other current assets	1,117	1,312
Total current assets	63,823	56,524
Property and equipment, net	2,386	2,603
Unbilled revenues	966	2,404
Deferred income taxes	31,432	31,274
Other assets	272	266
Total assets	$98,879	$93,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,462	$14,394
Accrued expenses & other current liabilities	5,272	6,266
Application development contracts	1,523	—
Other current liabilities	128	151
Total current liabilities	26,385	20,811

Commitments and contingencies (Notes 2 and 3)	—	—

Shareholders’ equity:
Common stock, no par, 200,000,000 shares authorized 59,640,534 and 59,301,375 shares issued and outstanding	—	—
Additional paid-in capital	202,031	200,921
Accumulated deficit	(129,353)	(128,456)
	72,678	72,465
Less treasury stock	(184)	(205)
Total shareholders’ equity	72,494	72,260
Total liabilities and shareholders’ equity	$98,879	$93,071

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

thousands except for per share amounts

	Three-months ended March 31,
	2005	2004
Revenues:
Portal revenues	$13,661	$12,231
Software & services revenues	(2,381)	2,188
Total revenues	11,280	14,419
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	6,715	5,853
Cost of software & services revenues, exclusive of depreciation & amortization	2,377	2,080
Selling & administrative	3,282	3,232
Depreciation & amortization	352	388
Total operating expenses	12,726	11,553
Operating income (loss)	(1,446)	2,866
Other income (expense):
Interest income	81	21
Interest expense	—	(5)
Equity in net loss of affiliates	—	(69)
Other income (expense), net	(3)	—
Total other income (expense)	78	(53)
Income (loss) before income taxes	(1,368)	2,813
Income tax provision (benefit)	(471)	1,211
Net income (loss)	$(897)	$1,602

Basic net income (loss) per share	$(0.02)	$0.03
Diluted net income (loss) per share	$(0.02)	$0.03

Weighted average shares outstanding:
Basic	59,402	58,744
Diluted	59,402	61,016

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

thousands

	Three-months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(897)	$1,602
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	352	388
Application development contracts	1,523	2
Deferred income taxes	(271)	1,246
Deferred income tax benefit relating to stock options	(310)	(98)
Equity in net loss of affiliates	—	69
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(2,838)	(2,486)
(Increase) decrease in unbilled revenues	3,667	(1,518)
Decrease in prepaid expenses & other current assets	281	363
(Increase) decrease in other assets	(6)	2
Increase in accounts payable	5,068	863
Increase (decrease) in accrued expenses	(994)	1,526
Increase (decrease) in other current liabilities	(23)	28
Net cash provided by operating activities	5,552	1,987

Cash flows from investing activities:
Purchases of property and equipment	(134)	(626)
Purchases of marketable securities	(7,000)	—
Maturities of marketable securities	3,000	—
Net cash used in investing activities	(4,134)	(626)

Cash flows from financing activities:
Cash and cash equivalents - restricted	—	38
Payments on note payable	—	(38)
Proceeds from employee common stock purchases	122	117
Proceeds from exercise of employee stock options	612	142
Net cash provided by financing activities	734	259

Net increase in cash and cash equivalents	2,152	1,620
Cash and cash equivalents, beginning of period	30,769	13,540
Cash and cash equivalents, end of period	$32,921	$15,160
Other cash flow information:
Interest paid	$—	$5
Income taxes paid	$93	$103

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NIC Inc. (“NIC” or the “Company”) has prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  In management’s opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the results of operations for the interim periods presented.  These financial statements and notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed with the SEC on March 16, 2005, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Marketable securities

The Company’s marketable securities at March 31, 2005 were classified as available-for-sale and consisted of short-term government obligations. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders’ equity as accumulated other comprehensive income or loss until realized. The cost of securities sold is based on the specific identification method. The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date.  Gross realized gains and losses and unrealized holding gains and losses through March 31, 2005 were not significant.

Earnings (loss) per share

Basic earnings (loss) per share are calculated on the basis of the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are calculated on the basis of the weighted average number of common shares outstanding during the period and common stock equivalents that would arise from the exercise of employee common stock options and common stock warrants using the treasury stock method.  The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three-months Ended March 31,
	2005	2004
Numerator:
Net income (loss)	$(897)	$1,602
Denominator:
Weighted average shares - basic	59,402	58,744
Employee common stock options	—	2,272
Weighted average shares - diluted	59,402	61,016
Basic earnings (loss) per share:
Net income (loss)	$(0.02)	$0.03
Diluted earnings (loss) per share:
Net income (loss)	$(0.02)	$0.03

For the three-month period ended March 31, 2005, diluted net loss per share is the same as basic net loss per share because common stock issuable upon exercise of employee stock options and common stock warrants is antidilutive. Outstanding employee common stock options totaling 0.7 million common shares during the three-month period ended March 31, 2004 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the period.

Stock-based compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Three-months Ended March 31,
	2005	2004
Net income (loss), as reported	$(897)	$1,602
Add: Stock-based employee compensation included in reported net income (loss), net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(322)	(581)
Pro forma net income (loss)	$(1,219)	$1,021
Basic and diluted net earnings (loss) per share, as reported	$(0.02)	$0.03
Basic and diluted net earnings (loss) per share, pro forma	$(0.02)	$0.02

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

The following table summarizes information about the Company’s employee common stock options outstanding at March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
$1.53-2.24	846,838	0.9	$1.86	727,441	$1.83
$2.30-3.40	1,397,300	3.1	$3.03	328,743	$3.04
$3.47-5.18	846,728	2.1	$3.94	485,656	$3.85
$5.46-8.19	610,950	3.4	$6.56	203,927	$7.01
$9.50-19.32	213,269	0.2	$10.41	213,269	$10.41
	3,915,085	2.3	$3.93	1,959,036	$4.01

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share–Based Payment,” that requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R eliminates the use of the intrinsic value method prescribed in APB No. 25 that the Company currently uses to account for its stock-based compensation plans.  SFAS No. 123R is effective for annual periods beginning after June 15, 2005.  The Company will be required to adopt SFAS No. 123R in the first quarter of 2006.  The Company currently expects to use the modified prospective transition method, which would not require the Company to restate its financial statements prior to the effective date of SFAS No. 123R.  For vested stock option awards that are outstanding on the effective date of SFAS No. 123R, the modified prospective method would not require the Company to record any additional compensation expense.  For unvested stock option awards that are outstanding on the effective date, awards that were previously included as part of the pro forma net income (loss) and earnings (loss) per share calculations of SFAS No. 123 would be charged to expense over the remaining vesting period, without any changes in measurement.  For all new stock option awards that are granted or modified after the effective date, the Company would use SFAS No. 123R’s measurement model, expense recognition, and settlement provisions.  Based on the expected remaining unrecognized fair value of stock option awards the Company estimated for purposes of preparing its current SFAS No. 123 pro forma disclosures above, the effect of adopting SFAS No. 123R in 2006 on net income is expected to be approximately $0.8 million, or approximately $0.01 per share.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. CALIFORNIA SECRETARY OF STATE APPLICATION DEVELOPMENT CONTRACT

In September 2001, NICUSA and the Company’s NIC Conquest subsidiary were awarded a five-year contract by the California Secretary of State (the “California SOS”) to develop and implement a comprehensive information management and filing system.  The contract with the Business Programs Division of the California SOS is valued at approximately $25 million.  The Company recognizes revenues from this contract on the percentage of completion method, utilizing costs incurred to date as compared to the estimated total cost.  Revenues and profit (loss) from this contract are based on the Company’s estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made.  Any anticipated contract loss is charged to operations as soon as determinable.

Prior to the first quarter of 2005, key elements of the Company’s obligations under the California SOS contract were subcontracted to various third parties under fixed price contracts.  At the end of the first quarter of 2005, as a result of system delivery issues and the concern over the ability of one of the two remaining subcontractors to meet the criteria set forth by the California SOS, the Company determined it would assume the lead project manager role on the contract, previously performed by this subcontractor.  As a result of this change, the Company further evaluated the status of the project and concluded that a further modification to the management and oversight structure of the project was necessary to improve performance under the contract and that additional internal project management and technical personnel would be required on the engagement.  The Company also reevaluated the expected completion date of the project, which was previously estimated to be in the first quarter of 2006, and determined to revise the estimated completion date to the end of 2006.  As a result of the Company’s decision to commit these additional resources and the extension of the expected project completion date, the Company recorded a $5.0 million adjustment under percentage of completion accounting in the current quarter, as the Company expects to incur a loss of approximately $4.2 million on this project, instead of a previously projected profit of approximately $1.0 million.

The effect of the adjustment under percentage of completion accounting in the Company’s consolidated statements of operations in the current quarter resulted in a reduction of software & services revenues of approximately $3.5 million and an increase in cost of software & services revenues of approximately $1.5 million.  The effect of the adjustment in the Company’s consolidated balance sheets was a reduction in unbilled revenues of approximately $3.5 million and an increase in application development contracts (a current liability) of approximately $1.5 million.

The following table summarizes information about the Company’s cost estimates and percentage of completion on its contract with the California SOS at March 31, 2005 (in millions):

Contract value	$25.0
Project cost incurred to date	19.0
Estimated costs to complete	10.2
Estimated total costs	29.2

Estimated loss on contract	$(4.2)
Percent complete	65%

At March 31, 2005, management believes its estimates of total contract costs and costs to complete are reasonable.  However, it is possible that the Company will similarly incur cost overruns in the future as a result of unforeseen difficulties in the creation of an application called for in the contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs or other reasons. If this occurs, the Company’s results of operations, financial condition and cash flows could be seriously harmed.  Because of the inherent uncertainties in estimating cost of completion, it is at least reasonably possible that the estimate will change in the near term.

In March 2002, the Company issued a $5 million performance bond to the California SOS required by the contract, which is collateralized by a $5 million letter of credit.  In 2004, the Company received milestone payments totaling approximately $6.6 million for the delivery of the UCC filing system into production and acceptance testing.  Of the $6.6 million in milestone payments received, approximately $0.6 million related to work that had not been fully completed at March 31, 2005.  The Company is scheduled to receive two additional milestone payments of approximately $3.3 million each in the future, currently estimated to be by the end of 2006, as further discussed above.  The first payment will be for the delivery of the business entity filing system into acceptance testing.  The second payment will be for the acceptance of the business entity filing system by the California SOS and commencement of the associated maintenance period.  Upon acceptance of the business entity filing system and commencement of the associated maintenance period, the Company will no longer be required to provide a performance bond under this contract.  The Company has never had any defaults resulting in draws on performance bonds.

Unbilled revenues relating to the Company’s contract with the California SOS at March 31, 2005 and December 31, 2004 were approximately $1.9 million and $5.6 million, respectively.

At March 31, 2005, the Company’s corporate filings business was primarily engaged in servicing its contract with the California SOS.  This software & services business is not actively marketing its applications and services to new government entities.

3.  CREDIT FACILITIES AND COLLATERAL REQUIREMENTS

The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds.  These irrevocable letters of credit are generally in force for one year, for which the Company pays bank fees of approximately 1.5% to 2.0% of face value per annum.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $5.2 million and $6.4 million at March 31, 2005 and December 31, 2004, respectively.  At March 31, 2005 and December 31, 2004, the Company was required to collateralize certain letters of credit with $3.0 million of its cash and cash equivalents.  In April 2005, the Company’s cash collateral requirements under its current banking agreement were eliminated, and the Company is no longer required to cash collateralize letters of credit.

The Company has a $500,000 working capital line of credit, which was unused at March 31, 2005 and December 31, 2004.

At March 31, 2005 and December 31, 2004, the Company had pledged $3.0 million of its cash as collateral under the financing arrangement that covers the Company’s outstanding letters of credit and working capital line of credit, and has given the bank a security interest in certain of its accounts receivable and other assets.  The Company classifies cash used for collateral purposes as restricted in its consolidated balance sheets.

4.  INCOME TAXES

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

5.  REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s two reportable segments consist of its Outsourced Portal businesses and Software & Services businesses.  The Outsourced Portals segment includes the Company’s subsidiaries operating outsourced government portals and the corporate divisions that support portal operations.  The Software & Services segment primarily includes the Company’s corporate filings (NIC Conquest) and ethics & elections filings (NIC Technologies) businesses.  Each of the Company’s Software & Services businesses is an operating segment and has been aggregated to form the Software & Services reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.”  There have been no significant intersegment transactions for the periods reported.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended March 31 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2005
Revenues	$13,661	$(2,381)	$—	$11,280

Costs & expenses	7,318	2,534	2,522	12,374
Depreciation & amortization	287	46	19	352
Operating income (loss)	6,056	(4,961)	(2,541)	(1,446)

2004
Revenues	$12,231	$2,188	$—	$14,419

Costs & expenses	6,751	2,159	2,255	11,165
Depreciation & amortization	309	57	22	388
Operating income (loss)	5,171	(28)	(2,277)	2,866

The following is a reconciliation of total segment operating income (loss) to total consolidated income (loss) before income taxes for the three months ended March 31 (in thousands):

	2005	2004
Total operating income (loss) for reportable segments	$(1,446)	$2,866
Interest income	81	21
Interest expense	—	(5)
Equity in net loss of affiliates	—	(69)
Other income (expense), net	(3)	—

Consolidated income (loss) before income taxes	$(1,368)	$2,813

6. EMPLOYEE STOCK PURCHASE PLAN

The Company maintains an employee stock purchase plan, as further discussed in Note 11 in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K/A filed with the SEC on March 16, 2005.

The plan operates on consecutive twelve month offering periods beginning on April 1 of each year.  The fourth offering period under this plan commenced on April 1, 2004 and ended on March 31, 2005.  Shares of Company common stock totaling 30,031 were purchased in the fourth offering period.  The fifth offering period under this plan commenced on April 1, 2005.  The closing fair market value of NIC common stock on the first day of the fifth offering period was $4.59 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this Quarterly Report on Form 10-Q regarding NIC and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties.   Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions and those risks discussed in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 16, 2005. Other factors not presently identified may also cause actual results to differ.  In addition, we will not necessarily update the information in this Quarterly Report on Form 10-Q if any forward-looking statement later turns out to be inaccurate. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced.  However, it is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future.

OVERVIEW

The following discussion summarizes the significant factors affecting operating results of the Company for the three-month periods ended March 31, 2005 and 2004.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

CURRENT QUARTER OPERATING AND NET LOSSES

Our operating and net losses in the current quarter are the result of a $5.0 million charge we recorded on our software & services engagement with the California Secretary of State, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.  Prior to the first quarter of 2005, key elements of our obligations under the California SOS contract were subcontracted to various third parties under fixed price contracts.  At the end of the first quarter of 2005, as a result of system delivery issues and the concern over the ability of one of the two remaining subcontractors to meet the criteria set forth by the California SOS, we determined we would assume the lead project manager role on the contract, previously performed by this subcontractor.  As a result of this change, we further evaluated the status of the project and concluded that a further modification to the management and oversight structure of the project was necessary to improve performance under the contract and that additional internal project management and technical personnel would be required on the engagement.  We also reevaluated the expected completion date of the project, which was previously estimated to be in the first quarter of 2006, and determined to revise the estimated completion date to the end of 2006.  As a result of our decision to commit these additional resources and the extension of the expected project completion date, we recorded a $5.0 million charge in the current quarter for the anticipated contract loss.

As part of a broad strategic refocusing of the Company on our core outsourced portal business, we became profitable in the second half of 2002 and have been profitable since that time (with the exception of the current quarter, as a result of the $5.0 million charge we recorded on our software & services engagement with the California Secretary of State).  We expect the Company to continue to be profitable and have focused the business on operations we believe have demonstrable ability to produce positive net income and sustainable cash flow in the future.  However, any projections of future results of operations and cash flows are subject to substantial uncertainty.

At March 31, 2005, our corporate filings software & services business was primarily engaged in servicing its contract with the California SOS.  This business is not actively marketing its applications and services to new government entities.

RESULTS OF OPERATIONS

	Three-Months Ended March 31,
Key Financial Metrics	2005	2004
Revenue growth - outsourced portals	12%	25%
Same state revenue growth - outsourced portals	16%	21%
Revenue growth - software & services	(209)%	(20)%
Gross profit% - outsourced portals	51%	52%
Gross profit% - software & services	N/A	5%
Selling & administrative as% of revenue	29%	22%
Operating income margin%	(13)%	20%

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

•                  Non-DMV transaction-based: these are transaction fees from sources other than the sale of DMV records, for transactions conducted by business users and consumer users through our portals, and are generally recurring.  For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 of our December 31, 2004 Form 10-K/A filed with the SEC on March 16, 2005.

•                  Portal management: these are recurring fees paid to us by our government partners for the operation of portals, which typically supplement transaction-based fees.

•                  Software development: these are fees from the performance of software development projects and other time and materials services for our government partners.  While we actively market these services, they may not have the same degree of predictability as our transaction-based revenues.

In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage change from the prior year period.

	Three-Months Ended March 31,2005	% change	Three-Months Ended March 31,2004
DMV transaction-based	$8,650	10%	$7,879
Non-DMV transaction-based	4,371	31%	3,343
Portal management	48	(53)%	102
Software development	592	(35)%	907

Total	$13,661	12%	$12,231

Portal revenues in the current quarter increased 12%, or approximately $1.4 million, over the prior year quarter.  Of this increase, 15%, or approximately $1.8 million, was attributable to an increase in same state portal revenues (states in operation and generating DMV revenues for two full years).  This increase was partially offset by a decrease in revenues from our local portal business, primarily due to the continued wind down of certain of our less profitable local portals.  We expect local portal revenues to continue to decrease on a year-over-year basis for the balance of 2005.  In the first quarter of 2005, the Company ceased providing portal outsourcing services to Kent County, Michigan and the City of Tampa, Florida.  As of March 31, 2005, the only local portals the Company services are those located in states where we operate an official state government portal.

Same state portal revenues in the current quarter increased 16%, or approximately $1.8 million, over the prior year quarter primarily as a result of increased transaction revenues from our Tennessee, Montana, Indiana, Arkansas and Oklahoma portals, among others.  Same state DMV transaction-based revenues increased 10%, or approximately $0.8 million, in the current quarter due mainly to modest price increases in two of our portal states.  Same state non-DMV transaction-based revenues increased 39%, or approximately $1.2 million, in the current quarter due to the addition of several new revenue generating applications in existing portals.  Partially offsetting these increases was a 23%, or approximately $0.2 million, decrease in same state software development revenues, as we continue to focus our growth efforts on recurring non-DMV transaction-based revenues, rather than on less predictable time and materials software development projects.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 15%, or approximately $0.9 million, over the prior year quarter.  This increase was primarily attributable to an increase in same state cost of portal revenues as a result of the addition of personnel in several of our portals due to our continued growth and reinvestment in our core business. Also contributing to this increase was an increase in bank fees.  A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we anticipate these revenues and the associated credit card fees to continue to increase in the future, as these transactions contribute favorably to our operating income growth.

Additionally, we incurred approximately $0.1 million in personnel start-up costs relating to our new South Carolina portal contract, which was finalized in the current quarter.  New portal contract wins can have a short-term negative impact on our gross profit percentage during the start-up phase of a portal, as we incur costs to develop and implement the portal infrastructure prior to the time we begin to generate transaction revenues.  Our portal gross profit could be similarly impacted in the future if we are successful in winning new portal contracts.  We expect to begin to generate revenues in South Carolina in the third quarter of 2005.

Our portal gross profit rate in the current quarter decreased to 51% compared to 52% in the prior year quarter, while on a same state basis, our portal gross profit rate was 54% in the current and prior year quarters.  Although same state portal revenues grew by 16% in the current quarter, same state cost of portal revenues increased by approximately 18%, as further discussed above.  We carefully monitor our portal gross profit percentage to strike the balance between generating a solid financial return and delivering value to our government partners through reinvestment in our portals.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by type of business (in thousands), with the corresponding percentage change from the prior year period.

	Three-Months Ended March 31,2005	% change	Three-Months Ended March 31,2004
Corporate Filings	$(3,150)	(321)%	$1,424
Ethics & Elections	610	8%	567
Transportation	79	(25)%	105
AOL & Other	80	(13)%	92

Total	$(2,381)	(209)%	$2,188

Software & services revenues in the current quarter decreased 209%, or approximately $4.6 million, from the prior year quarter mainly due to the effect of the accounting adjustment under percentage of completion accounting relating to our contract with the California Secretary of State, which resulted in a $3.5 million reduction in software & services revenues, as further discussed above and in Note 2 in the Notes to Consolidated Financial Statement included in this Form 10-Q.

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the current quarter includes a charge of $1.5 million due to the effect of the accounting adjustment under percentage of completion accounting relating to our contract with the California Secretary of State as further discussed above and in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.  In the prior year quarter, we reduced our expected profit margin on this contract from approximately 6% to 4% due to an increase in total estimated costs to complete as a result of adding additional project management resources to the project.  This margin adjustment adversely affected our software & services gross profit rate in the prior year quarter.

SELLING & ADMINISTRATIVE.  Selling and administrative expenses remained relatively flat on a year-over-year basis, increasing by less than $0.1 million.  However, selling & administrative expenses as a percentage of revenue increased to 29% in the current quarter from 22% in the prior year quarter, mainly due to the effect of the accounting adjustment under percentage of completion accounting recorded in the current quarter relating to our contract with the California Secretary of State, which resulted in a $3.5 million reduction in software & services revenues, as further discussed above and in Note 2 in the Notes to Consolidated Financial Statement included in this Form 10-Q.

INCOME TAX PROVISION.  Our effective tax rate was approximately 34% in the current quarter compared to 43% in the prior year quarter.  Our income tax provision in the prior year quarter was more than the amount customarily expected due primarily to an increase in the state portion of our income tax provision attributable to certain states in which we are currently paying income taxes.  Prospectively, we expect our effective tax rate to be between 40% and 41%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.6 million for the current quarter compared to $2.0 million in the prior year quarter.  The increase in cash flow from operations was primarily the result of a year-over-year increase in operating income (excluding the $5.0 million charge for the anticipated contract loss on our contract with the California Secretary of State, which did not affect operating cash flow in the current quarter) and the timing of payments to certain of our government partners.  The increase in accounts receivable and payable in the current period was attributable to a general increase in revenues across our portal businesses in the current quarter and to an increase in first quarter cash receipts from tax filing applications in our Hawaii and Arkansas portals, among others.  In addition, the timing of payments to certain of our government partners contributed to the increase in accounts payable in the current quarter.  The decrease in accrued expenses in the current quarter was attributable to several factors including payments to subcontractors on the California Secretary of State project, bonus payments to management-level employees pursuant to a 2004 incentive plan and payments to employees for 401(k) plan Company matching contributions.

We recognize revenue from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three-months ended March 31, 2005 and December 31, 2004 were approximately $51.0 million and $48.3 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended March 31, 2005 and December 31, 2004 was 36 and 34, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, increased to $37.4 million at March 31, 2005 from $35.7 million at December 31, 2004.  Our current ratio, defined as current assets divided by current liabilities, decreased to 2.4 at March 31, 2005 from 2.7 at December 31, 2004.  The decrease in our current ratio was primarily the result of the $5.0 million loss provision we recorded on our contract with the California Secretary of State, which reduced current assets (current portion of unbilled revenues) and increased current liabilities (application development contracts) in the current quarter.

Cash used in investing activities in the current quarter primarily reflects $4.0 million in net purchases of marketable debt securities in an effort to increase the investment income from our growing cash reserves.  Cash used in investing activities in the prior year quarter reflects $0.6 million of capital expenditures, mainly for computer equipment purchases relating to our move to a new data center for company-wide hosting and disaster recovery purposes.

Financing activities in the current and prior year quarters resulted in net cash generated of approximately $0.7 million and $0.3 million, respectively, reflecting proceeds from the exercise of employee stock options and our employee stock purchase program.

At March 31, 2005, our total unrestricted cash and marketable securities balance was $36.9 million compared to $30.8 million at December 31, 2004.  At March 31, 2005, we had posted $3.0 million in cash as collateral for bank letters of credit issued on behalf of the Company.  However, as further discussed in Note 3 of the Notes to Consolidated Financial Statements in this Form 10-Q, in April 2005, the cash collateral requirements under our current banking agreement were eliminated, and we are no longer required to cash collateralize letters of credit.  We issue letters of credit as collateral for performance on certain of our government contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year.  Our collateral requirements have eased over time as we have continued to operate profitably and grow our earnings.  However, even though we expect to be profitable in 2005 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at March 31, 2005 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased and restricted cash would have increased by approximately $4.8 million.

We do not believe the $5.0 million charge we recorded in the current quarter relating to the California Secretary of State project will have a significant impact on our future liquidity, as the additional estimated costs to complete will be incurred relatively evenly over the remaining course of the contract.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, and current growth initiatives for at least the next twelve months without the need of additional capital.  However, we may need to raise additional capital before this period ends to further:

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

Any projections of future earnings and cash flows are subject to substantial uncertainty. If our unrestricted cash, marketable securities and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities, or increase our working capital line of credit. The sale of additional equity securities could result in dilution to the Company’s shareholders.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

At March 31, 2005, we were bound by performance bond commitments totaling approximately $7.3 million on certain government contracts.  Of this amount, $5 million relates to the performance bond on our contract with the California Secretary of State, which is collateralized by a $5 million letter of credit.  Upon acceptance of the business entity filing system and commencement of the associated maintenance period, which we currently expect to take place at the end of 2006, we will no longer be required to provide a performance bond under this contract.  We have never had any defaults resulting in draws on performance bonds.

We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share–Based Payment,” that requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R eliminates the use of the intrinsic value method prescribed in APB No. 25 that we currently use to account for our stock-based compensation plans.  SFAS No. 123R is effective for annual periods beginning after June 15, 2005.  We will be required to adopt SFAS No. 123R in the first quarter of 2006.  We currently expect to use the modified prospective transition method, which would not require us to restate our financial statements prior to the effective date of SFAS No. 123R. For vested stock option awards that are outstanding on the effective date of SFAS No. 123R, the modified prospective method would not require us to record any additional compensation expense.  For unvested stock option awards that are outstanding on the effective date, awards that were previously included as part of the pro forma net income and earnings per share calculations of SFAS No. 123 would be charged to expense over the remaining vesting period, without any changes in measurement.  For all new stock option awards that are granted or modified after the effective date, we would use SFAS No. 123R’s measurement model, expense recognition, and settlement provisions.  Based on the expected remaining unrecognized fair value of stock option awards we estimated for purposes of preparing our current SFAS No. 123 pro forma disclosures (see Note 1 in the Notes to Consolidated Financial Statements including in this Form 10-Q), the effect of adopting SFAS No. 123R in 2006 on net income is expected to be approximately $0.8 million, or approximately $0.01 per share.

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

ITEM 4.  CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Subsequent to the evaluation by the Company’s principal executive officer and principal financial officer, there were no significant changes in internal control over financial reporting that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

A Report on Form 8-K was filed with the Securities and Exchange Commission on April 6, 2005, with attached press release of the Company dated April 5, 2005, announcing that the state of South Carolina had signed an agreement with South Carolina Interactive, a subsidiary of the Company, to build and manage its enterprise eGovernment Web portal for up to five years.

A Report on Form 8-K was filed with the Securities and Exchange Commission on April 28, 2005, with attached press release of the Company dated April 28, 2005, announcing that the Company will postpone its first quarter 2005 earnings announcement and conference call in order to allow additional time for the Company to address a change in management approach in the California Secretary of State software and services engagement.

A Report on Form 8-K was filed with the Securities and Exchange Commission on May 3, 2005, with attached press release of the Company dated May 3, 2005, announcing first quarter operating results for fiscal 2005.

A Report on Form 8-K was filed with the Securities and Exchange Commission on May 9, 2005, with attached press release of the Company dated May 6, 2005, announcing that it has reclassified certain financial information as of and for the three months ended March 31, 2005 that was reported in its first quarter 2005 earnings release issued on May 3, 2005.  NIC changed its accounting treatment for the $5.0 million pre-tax charge relating to its software and services engagement with the California Secretary of State.  The reclassification had no impact on operating loss, net loss, net loss per share or operating cash flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated:	May 10, 2005	/s/ Eric J. Bur
Eric J. Bur
Chief Financial Officer

Dated:	May 10, 2005	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Vice President, Financial Operations and Chief Accounting Officer