Form 10-Q
period 2005-06-30
NIC INC
filed 2005-08-05
CIK 1065332

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of June 30, 2005 was 60,030,662.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NIC INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands except for share amounts

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$34,898	$30,769
Cash and cash equivalents - restricted	—	3,000
Marketable securities	8,000	—
Trade accounts receivable	22,323	17,610
Unbilled revenues	1,133	3,400
Deferred income taxes	807	433
Prepaid expenses & other current assets	1,025	1,312
Total current assets	68,186	56,524
Property and equipment, net	2,360	2,603
Unbilled revenues	979	2,404
Deferred income taxes	30,543	31,274
Other assets	204	266
Total assets	$102,272	$93,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,372	$14,394
Accrued expenses	5,200	6,266
Application development contracts	1,458	—
Other current liabilities	120	151
Total current liabilities	26,150	20,811

Commitments and contingencies (Notes 2 and 3)	—	—

Shareholders’ equity:
Common stock, no par, 200,000,000 shares authorized 60,030,662 and 59,301,375 shares issued and outstanding	—	—
Additional paid-in capital	203,189	200,921
Accumulated deficit	(126,883)	(128,456)
	76,306	72,465
Less treasury stock	(184)	(205)
Total shareholders’ equity	76,122	72,260
Total liabilities and shareholders’ equity	$102,272	$93,071

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

thousands except for per share amounts

	Three-months ended		Six-months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Portal revenues	$14,386	$12,255	$28,047	$24,486
Software & services revenues	1,231	2,082	(1,150)	4,271
Total revenues	15,617	14,337	26,897	28,757
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	7,093	6,189	13,808	12,042
Cost of software & services revenues, exclusive of depreciation & amortization	948	1,649	3,325	3,729
Selling & administrative	3,277	2,945	6,559	6,177
Depreciation & amortization	368	380	720	769
Total operating expenses	11,686	11,163	24,412	22,717
Operating income	3,931	3,174	2,485	6,040
Other income (expense):
Interest income	155	23	236	44
Interest expense	—	(4)	—	(9)
Equity in net loss of affiliates	—	(40)	—	(109)
Other income (expense), net	—	—	(3)	—
Total other income (expense)	155	(21)	233	(74)
Income before income taxes	4,086	3,153	2,718	5,966
Income tax provision	1,616	1,327	1,145	2,538
Net income	$2,470	$1,826	$1,573	$3,428

Basic net income per share	$0.04	$0.03	$0.03	$0.06
Diluted net income per share	$0.04	$0.03	$0.03	$0.06

Weighted average shares outstanding:
Basic	59,832	58,870	59,618	58,807
Diluted	60,794	60,884	60,736	60,950

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

thousands

	Six-months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,573	$3,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	720	769
Application development contracts	1,458	(19)
Deferred income taxes	1,037	2,376
Equity in net loss of affiliates	—	109
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(4,713)	(2,685)
Decrease in unbilled revenues	3,692	3,715
Decrease in prepaid expenses & other current assets	293	348
Decrease in other assets	62	2
Increase (decrease) in accounts payable	4,978	(1,470)
Increase (decrease) in accrued expenses	(1,066)	1,314
(Decrease) in other current liabilities	(31)	(15)
Net cash provided by operating activities	8,003	7,872

Cash flows from investing activities:
Purchases of property and equipment	(478)	(855)
Purchases of marketable securities	(23,000)	—
Maturities of marketable securities	15,000	250
Proceeds from sale of affiliate	—	300
Net cash used in investing activities	(8,478)	(305)

Cash flows from financing activities:
Cash and cash equivalents - restricted	3,000	77
Payments on note payable	—	(77)
Proceeds from employee common stock purchases	122	117
Proceeds from exercise of employee stock options	1,482	216
Net cash provided by financing activities	4,604	333

Net increase in cash and cash equivalents	4,129	7,900
Cash and cash equivalents, beginning of period	30,769	13,540
Cash and cash equivalents, end of period	$34,898	$21,440
Other cash flow information:
Interest paid	$—	$9
Income taxes paid	$449	$224

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Marketable securities

The Company’s marketable securities at June 30, 2005 were classified as available-for-sale and consisted of short-term auction rate government-backed obligations. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders’ equity as accumulated other comprehensive income or loss until realized. The cost of securities sold is based on the specific identification method. The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date.  Gross realized gains and losses and unrealized holding gains and losses through June 30, 2005 were not significant.

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

	Three-months		Six-months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$2,470	$1,826	$1,573	$3,428
Denominator:
Weighted average shares - basic	59,832	58,870	59,618	58,807
Employee common stock options	962	2,014	1,118	2,143
Weighted average shares - diluted	60,794	60,884	60,736	60,950
Basic earnings per share:
Net income	$0.04	$0.03	$0.03	$0.06
Diluted earnings per share:
Net income	$0.04	$0.03	$0.03	$0.06

Outstanding employee common stock options totaling 0.5 million and 0.7 million shares during the three- and six-month periods ended June 30, 2005, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.  Outstanding common stock warrants issued to AOL totaling 0.6 million common shares during the three- and six-month periods ended June 30, 2005 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.  Outstanding employee common stock options totaling 0.7 million shares during the three- and six-month periods ended June 30, 2004 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.  Outstanding common stock warrants issued to AOL totaling 0.6 million common shares during the three-month period ended June 30, 2004 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the period.

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

	Three-months		Six-months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$2,470	$1,826	$1,573	$3,428
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(161)	(531)	(483)	(1,138)

Pro forma net income	$2,309	$1,295	$1,090	$2,290
Basic and diluted net income per share, as reported	$0.04	$0.03	$0.03	$0.06
Basic and diluted net income per share, pro forma	$0.04	$0.02	$0.02	$0.04

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

The following table summarizes information about the Company’s employee common stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
$1.53-2.24	533,748	1.0	$1.95	504,749	$1.95
$2.30-3.40	1,279,550	2.9	$3.05	353,552	$2.89
$3.47-5.18	794,741	2.0	$3.97	516,081	$3.84
$5.46-8.19	479,450	2.4	$6.76	242,052	$6.96
$9.50-19.32	27,300	0.1	$10.66	27,300	$10.66
	3,114,789	2.2	$3.73	1,643,734	$3.65

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

Prior to the first quarter of 2005, key elements of the Company’s obligations under the California SOS contract were subcontracted to various third parties under fixed price contracts.  At the end of the first quarter of 2005, as a result of system delivery issues and the concern over the ability of one of the two remaining subcontractors to meet the criteria set forth by the California SOS, the Company determined it would assume the lead project manager role on the contract, previously performed by this subcontractor.  As a result of this change, the Company further evaluated the status of the project and concluded that a further modification to the management and oversight structure of the project was necessary to improve performance under the contract and that additional internal project management and technical personnel would be required on the engagement.  The Company also reevaluated the expected completion date of the project, which was previously estimated to be in the first quarter of 2006, and determined to revise the estimated completion date to the end of 2006.  As a result of the Company’s decision to commit these additional resources and the extension of the expected project completion date, the Company recorded a $5.0 million adjustment under percentage of completion accounting in the first quarter of 2005, as the Company expects to incur a loss of approximately $4.2 million on this project, instead of a previously projected profit of approximately $1.0 million.

The effect of the adjustment under percentage of completion accounting in the Company’s consolidated statements of income resulted in a reduction of software & services revenues of approximately $3.5 million and an increase in cost of software & services revenues of approximately $1.5 million.  The effect of the adjustment in the Company’s consolidated balance sheets was a reduction in unbilled revenues of approximately $3.5 million and an increase in application development contracts (a current liability) of approximately $1.5 million.  The following table summarizes information about the Company’s cost estimates and percentage of completion on its contract with the California SOS at June 30, 2005 (in millions):

Contract value	$25.0

Project cost incurred to date	19.6
Estimated costs to complete	9.6
Estimated total costs	29.2

Estimated loss on contract	$(4.2)
Percent complete	67%

At June 30, 2005, management believes its estimates of total contract costs and costs to complete are reasonable.  However, it is possible that the Company will similarly incur cost overruns in the future as a result of unforeseen difficulties in the creation of an application called for in the contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs or other reasons. If this occurs, the Company’s results of operations, financial condition and cash flows could be seriously harmed.  Because of the inherent uncertainties in estimating cost of completion, it is at least reasonably possible that the estimate will change in the near term.

In March 2002, the Company issued a $5 million performance bond to the California SOS required by the contract, which is collateralized by a $5 million letter of credit.  In 2004, the Company received milestone payments totaling approximately $6.6 million for the delivery of the UCC filing system into production and acceptance testing.  Of the $6.6 million in milestone payments received, approximately $1.0 million related to work that had not been fully completed at June 30, 2005.  The Company is scheduled to receive two additional milestone payments of approximately $3.3 million each in the future.  The first payment will be for the delivery of the business entity filing system into acceptance testing.  The second payment will be for the acceptance of the business entity filing system by the California SOS and commencement of the associated maintenance period.  Upon acceptance of the business entity filing system and commencement of the associated maintenance period, the Company will no longer be required to provide a performance bond under this contract.  The Company has never had any defaults resulting in draws on performance bonds.

Unbilled revenues relating to the Company’s contract with the California SOS at June 30, 2005 and December 31, 2004 were approximately $1.9 million and $5.6 million, respectively.

At June 30, 2005, the Company’s corporate filings business was primarily engaged in servicing its contract with the California SOS.  This software & services business is not actively marketing its applications and services to new government entities.

3. CREDIT FACILITIES AND COLLATERAL REQUIREMENTS

The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain performance bonds.  These irrevocable letters of credit are generally in force for one year, for which the Company pays bank fees of approximately 1.5% to 2.0% of face value per annum.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $5.3 million and $6.4 million at June 30, 2005 and December 31, 2004, respectively.  At December 31, 2004, the Company was required to collateralize certain letters of credit with $3.0 million of its cash and cash equivalents.  In April 2005, the Company’s cash collateral requirements under its current banking agreement were eliminated, and the Company is no longer required to cash collateralize letters of credit.

The Company has a $500,000 working capital line of credit, which was unused at June 30, 2005 and December 31, 2004.

At December 31, 2004, the Company had pledged $3.0 million of its cash as collateral under the financing arrangement that covers the Company’s outstanding letters of credit and working capital line of credit, and has given the bank a security interest in certain of its accounts receivable and other assets.  The Company classifies cash used for collateral purposes as restricted in its consolidated balance sheets.

4. INCOME TAXES

In 2005 and 2004, certain employees and directors of the Company exercised non-qualified stock options.  As a result, the Company received federal income tax deductions.  The tax benefit for the deductions of approximately $371,000 and $73,000 for the three-month periods ended June 30, 2005 and 2004, respectively, and approximately $680,000 and $171,000 for the six-month periods ended June 30, 2005 and 2004, respectively, were credited directly to additional paid-in capital.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended June 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2005
Revenues	$14,386	$1,231	$—	$15,617

Costs & expenses	7,772	1,124	2,422	11,318
Depreciation & amortization	299	49	20	368
Operating income (loss)	6,315	58	(2,442)	3,931

2004
Revenues	$12,255	$2,082	$—	$14,337

Costs & expenses	7,008	1,703	2,072	10,783
Depreciation & amortization	303	56	21	380
Operating income (loss)	4,944	323	(2,093)	3,174

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended June 30 (in thousands):

	2005	2004
Total operating income for reportable segments	$3,931	$3,174
Interest income	155	23
Interest expense	—	(4)
Equity in net loss of affiliates	—	(40)

Consolidated income before income taxes	$4,086	$3,153

The table below reflects summarized financial information concerning the Company’s reportable segments for the six months ended June 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2005
Revenues	$28,047	$(1,150)	$—	$26,897

Costs & expenses	15,090	3,658	4,944	23,692
Depreciation & amortization	586	96	38	720
Operating income (loss)	12,371	(4,904)	(4,982)	2,485

2004
Revenues	$24,486	$4,271	$—	$28,757

Costs & expenses	13,759	3,861	4,328	21,948
Depreciation & amortization	612	114	43	769
Operating income (loss)	10,115	296	(4,371)	6,040

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the six months ended June 30 (in thousands):

	2005	2004
Total operating income for reportable segments	$2,485	$6,040
Interest income	236	44
Interest expense	—	(9)
Equity in net loss of affiliates	—	(109)
Other income (expense), net	(3)	—

Consolidated income before income taxes	$2,718	$5,966

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

OVERVIEW

The following discussion summarizes the significant factors affecting operating results of the Company for the three- and six-month periods ended June 30, 2005 and 2004.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

FIRST QUARTER 2005 CHARGE - CALIFORNIA SECRETARY OF STATE CONTRACT

Results of operations for the six-month period ended June 30, 2005 include a $5.0 million charge we recorded on our software & services engagement with the California Secretary of State in the first quarter of 2005, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.  Prior to the first quarter of 2005, key elements of our obligations under the California SOS contract were subcontracted to various third parties under fixed price contracts.  At the end of the first quarter of 2005, as a result of system delivery issues and the concern over the ability of one of the two remaining subcontractors to meet the criteria set forth by the California SOS, we determined we would assume the lead project manager role on the contract, previously performed by this subcontractor.  As a result of this change, we further evaluated the status of the project and concluded that a further modification to the management and oversight structure of the project was necessary to improve performance under the contract and that additional internal project management and technical personnel would be required on the engagement.  We also reevaluated the expected completion date of the project, which was previously estimated to be in the first quarter of 2006, and determined to revise the estimated completion date to the end of 2006.  As a result of our decision to commit these additional resources and the extension of the expected project completion date, we recorded a $5.0 million charge in the first quarter of 2005 for the anticipated contract loss.

As part of a broad strategic refocusing of the Company on our core outsourced portal business, we became profitable in the second half of 2002 and have been profitable since that time except for the first quarter of 2005, as a result of the $5.0 million charge we recorded on our software & services engagement with the California Secretary of State.  We expect the Company to continue to be profitable and have focused the business on operations we believe have demonstrable ability to produce positive net income and sustainable cash flow in the future.  However, any projections of future results of operations and cash flows are subject to substantial uncertainty.

At June 30, 2005, our corporate filings software & services business was primarily engaged in servicing its contract with the California SOS.  This business is not actively marketing its applications and services to new government entities.

RESULTS OF OPERATIONS

	Three-months ended June 30,		Six-months ended June 30,
Key Financial Metrics	2005	2004	2005	2004
Revenue growth - outsourced portals	17%	21%	15%	23%
Same state revenue growth - outsourced portals	18%	18%	17%	20%
Revenue growth - software & services	(41)%	(24)%	(127)%	(22)%
Gross profit % - outsourced portals	51%	49%	51%	51%
Gross profit % - software & services	23%	21%	N/A *	13%
Selling & administrative as % of revenue	21%	21%	24%	21%
Operating income margin %	25%	22%	9%	21%

* Metric not meaningful due to $5.0 million charge on California Secretary of State engagement in the first quarter of 2005.

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

•                  Software development & portal management: these are fees from the performance of software development projects and other time and materials services for our government partners.  While we actively market these services, they may not have the same degree of predictability as our transaction-based revenues.

In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands) with the corresponding percentage change from the prior year period.

	Three-Months Ended June 30,			Six-Months Ended June 30,
(in thousands)	2005	% Change	2004	2005	%Change	2004
DMV transaction-based	$8,650	13%	$7,650	$17,300	11%	$15,529
Non-DMV transaction-based	5,295	47%	3,597	9,647	39%	6,940
Software development & portal management	441	(56)%	1,008	1,100	(45)%	2,017

Total	$14,386	17%	$12,255	$28,047	15%	$24,486

Portal revenues in the current quarter increased 17%, or approximately $2.1 million, over the prior year quarter.  Of this increase, 18%, or approximately $2.2 million, was attributable to an increase in same state portal revenues (states in operation and generating DMV revenues for two full years), and approximately 1%, or $0.2 million, was attributable to our South Carolina portal, which began generating DMV revenues in June 2005.  These increases were partially offset by a $0.2 million decrease in revenues from our local portal business, primarily due to the continued wind down of certain of our less profitable local portals.  We expect local portal revenues to continue to decrease on a year-over-year basis for the balance of 2005.  In the first quarter of 2005, the Company ceased providing portal outsourcing services to Kent County, Michigan and the City of Tampa, Florida.  Currently, the only local portals the Company services are those located in states where we operate an official state government portal.

Same state portal revenues in the current quarter increased 18%, or approximately $2.2 million, over the prior year quarter primarily as a result of increased transaction revenues from our Indiana, Tennessee, Oklahoma, Kansas and Maine portals, among others.  Same state DMV transaction-based revenues increased 10%, or approximately $0.8 million, in the current quarter due mainly to modest price increases in two of our portal states.  Same state non-DMV transaction-based revenues increased 50%, or approximately $1.8 million, in the current quarter due to the addition of several new revenue generating applications in existing portals.  Partially offsetting these increases was a 48%, or approximately $0.4 million, decrease in same state software development revenues, as we continue to focus our growth efforts on recurring non-DMV transaction-based revenues, rather than on less predictable time and materials software development projects.

Portal revenues for the six months in the current period increased 15%, or approximately $3.6 million, over the prior year period, primarily due to an increase in same state portal revenues and a month of revenues from our South Carolina portal.  These increases were partially offset by a $0.5 million decrease in revenues from our local portal business, as further discussed above.  Same state portal revenues in the current year-to-date period increased 17%, or approximately $4.0 million, over the prior year period.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 15%, or approximately $0.9 million, over the prior year quarter.  This increase was primarily attributable to an increase in same state cost of portal revenues as a result of the addition of personnel in several of our portals due to our continued growth and reinvestment in our core business. Also contributing to this increase was an increase in bank fees.  A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we anticipate these revenues and the associated credit card fees will continue to increase in the future, as these transactions contribute favorably to our operating income growth.  Additionally, we incurred approximately $0.2 million in start-up costs relating to our new South Carolina portal contract, which began to generate revenues in the current quarter.  New portal contract wins can have a short-term negative impact on our gross profit percentage during the start-up phase of a portal, as we incur costs to develop and implement the portal infrastructure prior to the time we begin to generate transaction revenues.  Our portal gross profit could be similarly impacted in the future if we are successful in winning new portal contracts.

Our portal gross profit rate in the current quarter increased to 51% compared to 50% in the prior year quarter, while on a same state basis, our portal gross profit rate decreased to 52% in the current quarter compared to 53% in the prior year quarter.  Although same state portal revenues grew by 18% in the current quarter, same state cost of portal revenues increased by approximately 20%, as further discussed above.  We carefully monitor our portal gross profit percentage to strike the balance between generating a solid financial return and delivering value to our government partners through reinvestment in our portals.

Cost of portal revenues for the six months in the current period increased 15%, or approximately $1.8 million, over the prior year period.  Of this increase, 17%, or approximately $2.1 million was attributable to an increase in same state cost of portal revenues, and 3%, or approximately $0.4 million, was attributable to our South Carolina portal.  Partially offsetting these increases was a $0.7 million decrease from our local portals, as further discussed above.  Our portal gross profit rate for the six months in the current and prior year periods was 51%.  Our same state portal gross profit rate was 53% in the current year-to-date period compared to 54% in the prior year period.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by type of business (in thousands), with the corresponding percentage change from the prior year period.

	Three-Months Ended June 30,			Six-Months Ended June 30,
(in thousands)	2005	%Change	2004	2005	%Change	2004
Corporate filings	$573	(57)%	$1,324	$(2,576)	(194)%	$2,748
Ethics & elections	544	(4)%	566	1,153	2%	1,133
Transportation	88	(14)%	102	167	(20)%	208
AOL & other	26	(71)%	90	106	(42)%	182

Total	$1,231	(41)%	$2,082	$(1,150)	(127)%	$4,271

Software & services revenues in the current quarter decreased 41%, or approximately $0.9 million, from the prior year quarter mainly due to a decrease in revenues from our corporate filings business.  We recognized approximately $0.5 million in revenue from our contract with the California Secretary of State in the current quarter compared to $1.3 million in the prior year quarter.  We recognize revenue on our contract with the California Secretary of State using the percentage of completion method as we make progress, utilizing costs incurred to date as compared to the estimated total cost for the contract.

Software & services revenues for the six months in the current period decreased by 127%, or approximately $5.4 million, from the prior year period mainly due to the effect of the first quarter 2005 accounting adjustment under percentage of completion accounting relating to our contract with the California Secretary of State, which resulted in a $3.5 million reduction in software & services revenues, as further discussed above and in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

COST OF SOFTWARE & SERVICES REVENUES.  The decrease in cost of software & services revenues in the current quarter was mostly due to a decrease in project costs incurred on our contract with the California Secretary of State, and was relatively consistent with the corresponding decrease in project revenues as further discussed above.

Cost of software & services revenues for the six months in the current period includes a charge of $1.5 million due to the effect of the accounting adjustment under percentage of completion accounting relating to our contract with the California Secretary of State as further discussed above and in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.  In the prior year period, we reduced our expected profit margin on this contract from approximately 6% to 4% due to an increase in total estimated costs to complete as a result of adding additional project management resources to the project.  This margin adjustment adversely affected our software & services gross profit rate in the prior year period.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses increased by 11%, or approximately $0.3 million, in the current quarter as a result of a general increase in corporate-level administrative expenses, including business development, marketing, auditing and employee compensation.  Selling & administrative expenses as a percentage of revenue were 21% in the current and prior year quarters.  Selling & administrative expenses as a percentage of revenue increased to 24% for the six months in the current period from 21% in the prior year period, mainly due to the effect of the accounting adjustment under percentage of completion accounting recorded in the first quarter of 2005 relating to our contract with the California Secretary of State, which resulted in a $3.5 million reduction in software & services revenues.

INCOME TAX PROVISION.  Our effective tax rate was approximately 40% and 42% in the current quarter and year-to-date periods compared to 42% and 43% in the prior year quarter and year-to-date periods.  Our income tax provision in the prior year periods was more than the amount customarily expected due primarily to an increase in the state portion of our income tax provision attributable to certain states in which we are currently paying income taxes.  Prospectively, we expect our effective tax rate to be between 40% and 41%.

LIQUIDITY AND CAPITAL RESOURCES

Despite a year-over-year increase in operating income (excluding the $5.0 million charge for the anticipated contract loss on our contract with the California Secretary of State, which did not affect operating cash flow in the current period), cash flow from operations increased by only $0.1 million in the current period, as cash flow from operations in the prior year period includes $6.1 million in payments received from the California Secretary of State in June 2004.  These payments from the California Secretary of State contributed to the significant decrease in other current assets in the prior year period.  The increase in accounts receivable and payable in the current period was attributable to a general increase in revenues across our portal businesses in the current period, including our South Carolina portal, which began to generate DMV revenues in June 2005.  In addition, the timing of payments to certain of our government partners contributed to the increase in accounts payable in the current period.  The decrease in accrued expenses in the current period was attributable to several factors including payments to subcontractors on the California Secretary of State project, bonus payments to management-level employees pursuant to a 2004 incentive plan and payments to employees for 401 (k) plan Company matching contributions.

We recognize revenue from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three-months ended June 30, 2005 and December 31, 2004 were approximately $55.0 million and $48.3 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended June 30, 2005 and December 31, 2004 was 37 and 34, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, increased to $42.0 million at June 30, 2005 from $35.7 million at December 31, 2004.  Our current ratio, defined as current assets divided by current liabilities, was 2.6 at June 30, 2005 and 2.7 at December 31, 2004.

Cash used in investing activities in the current period primarily reflects $8.0 million in net purchases of marketable debt securities in an effort to increase the investment income from our growing cash reserves.  Cash used in investing activities in the prior year period reflects $0.9 million of capital expenditures, mainly for computer equipment purchases relating to our move to a new data center for company-wide hosting and disaster recovery purposes, and $0.3 million in proceeds from the sale of our minority investment in E-Filing.com.

Financing activities in the current period reflect a $3.0 million reduction in our cash collateral requirements under the financing arrangement that covers all of the Company’s outstanding letters of credit, as further discussed in Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-Q.  Cash provided by financing activities in the current period also reflects approximately $1.6 million in proceeds from the exercise of employee stock options and our employee stock purchase program.  Financing activities in the prior year period primarily reflect approximately $0.3 million in proceeds from the exercise of employee stock options and our employee stock purchase program.

At June 30, 2005, our total unrestricted cash and marketable securities balance was $42.9 million compared to $30.8 million at December 31, 2004.  At December 31, 2004, we had posted $3.0 million in cash as collateral for bank letters of credit issued on behalf of the Company.  However, as further discussed in Note 3 of the Notes to Consolidated Financial Statements in this Form 10-Q, in April 2005, the cash collateral requirements under our current banking agreement were eliminated, and we are no longer required to cash collateralize letters of credit.  We issue letters of credit as collateral for performance on certain of our government contracts and as collateral for certain performance bonds. These irrevocable letters of credit are generally in force for one year.  Our collateral requirements have eased over time as we have continued to operate profitably and grow our earnings.  However, even though we expect to be profitable in 2005 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at June 30, 2005 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased and restricted cash would have increased by approximately $7.8 million.

We do not believe the $5.0 million charge we recorded in the first quarter of 2005 relating to the California Secretary of State project will have a significant impact on our future liquidity, as the additional estimated costs to complete will be incurred relatively evenly over the remaining course of the contract.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, and current growth initiatives for at least the next twelve months without the need of additional capital.  However, we may need to raise additional capital before this period ends to further:

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

At June 30, 2005, we were bound by performance bond commitments totaling approximately $7.3 million on certain government contracts.  Of this amount, $5 million relates to the performance bond on our contract with the California Secretary of State, which is collateralized by a $5 million letter of credit.  Upon acceptance of the business entity filing system and commencement of the associated maintenance period, we will no longer be required to provide a performance bond under this contract.  We have never had any defaults resulting in draws on performance bonds.

We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” that requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R eliminates the use of the intrinsic value method prescribed in APB No. 25 that we currently use to account for our stock-based compensation plans.  SFAS No. 123R is effective for annual periods beginning after June 15, 2005.  We will be required to adopt SFAS No. 123R in the first quarter of 2006.  We currently expect to use the modified prospective transition method, which would not require us to restate our financial statements prior to the effective date of SFAS No. 123R. For vested stock option awards that are outstanding on the effective date of SFAS No. 123R, the modified prospective method would not require us to record any additional compensation expense.  For unvested stock option awards that are outstanding on the effective date, awards that were previously included as part of the pro forma net income and earnings per share calculations of SFAS No. 123 would be charged to expense over the remaining vesting period, without any changes in measurement.  For all new stock option awards that are granted or modified after the effective date, we would use SFAS No. 123R’s measurement model, expense recognition, and settlement provisions.  Based on the expected remaining unrecognized fair value of stock option awards we estimated for purposes of preparing our current SFAS No. 123 pro forma disclosures (see Note 1 in the Notes to Consolidated Financial Statements included in this Form 10-Q), the effect of adopting SFAS No. 123R in 2006 on net income is expected to be approximately $0.8 million, or approximately $0.01 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.  Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our short-term investments in marketable debt securities and cash balances.  Because our investments are in short-term, investment-grade, interest-bearing marketable securities, we are exposed to minimal risk on the principal of those investments. We limit our exposure to credit loss by depositing our cash with high credit quality financial institutions.  We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and investment risk. We do not use derivative financial instruments. A 10% change in interest rates would not have a material effect on our financial condition, results of operations or cash flows.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 3, 2005.  At the meeting, the following matters were voted upon by the shareholders:

1.               The election of six (6) directors to serve for the upcoming year; and

2.               A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2005.

The Board of Directors of the Company is composed of six (6) members.  The following were the nominees of management voted upon and elected by the holders of the Company’s common stock as of the record date: Jeffery S. Fraser, John L. Bunce, Jr., Art N. Burtscher, Daniel J. Evans, Ross C. Hartley and Pete Wilson.  In the election of directors, there were 55,917,866 votes “for” Jeffery S. Fraser and 401,800 votes “withheld”; 50,899,181 votes “for” John L. Bunce, Jr. and 5,420,486 votes “withheld”; 55,986,209 votes “for” Art N. Burtscher and 333,458 votes “withheld”; 55,980,014 votes “for” Daniel J. Evans and 339,653 votes “withheld”; 55,928,312 votes “for” Ross C. Hartley and 391,354 votes “withheld”; 56,092,572 votes “for” Pete Wilson and 227,095 votes “withheld”.

The total votes cast pertaining to the ratification of the appointment of PricewaterhouseCoopers LLP were as follows: 56,164,757 voted “for”, 151,842 voted “against” and 3,067 “abstentions”.

ITEM 6.  EXHIBITS

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

NIC INC.

Dated: August 5, 2005	/s/Eric J. Bur
Eric J. Bur
Chief Financial Officer

Dated: August 5, 2005	/s/Stephen M. Kovzan
Stephen M. Kovzan
Vice President, Financial Operations and Chief Accounting Officer