Form 10-Q
period 2005-09-30
NIC INC
filed 2005-11-09
CIK 1065332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)

Yes  ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2005 was 60,368,112.

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

NIC INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands except for share amounts

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$32,299	$30,769
Cash and cash equivalents - restricted	—	3,000
Marketable securities	15,900	—
Trade accounts receivable	22,318	17,610
Unbilled revenues	1,347	3,400
Deferred income taxes	952	433
Prepaid expenses & other current assets	1,410	1,312
Total current assets	74,226	56,524
Property and equipment, net	2,764	2,603
Unbilled revenues	1,465	2,404
Deferred income taxes	29,315	31,274
Other assets	190	266
Total assets	$107,960	$93,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,899	$14,394
Accrued expenses	5,964	6,266
Application development contracts	1,338	—
Other current liabilities	116	151
Total current liabilities	28,317	20,811

Commitments and contingencies (Notes 2 and 3)	—	—

Shareholders’ equity:
Common stock, no par, 200,000,000 shares authorized 60,367,112 and 59,301,375 shares issued and outstanding	—	—
Additional paid-in capital	204,323	200,921
Accumulated deficit	(124,496)	(128,456)
	79,827	72,465
Less treasury stock	(184)	(205)
Total shareholders’ equity	79,643	72,260
Total liabilities and shareholders’ equity	$107,960	$93,071

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

thousands except for per share amounts

	Three-months ended September 30,		Nine-months ended September 30,
	2005	2004	2005	2004
Revenues:
Portal revenues	$14,637	$11,878	$42,684	$36,363
Software & services revenues	1,321	1,549	171	5,821
Total revenues	15,958	13,427	42,855	42,184
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	7,620	6,266	21,428	18,308
Cost of software & services revenues, exclusive of depreciation & amortization	1,117	720	4,442	4,449
Selling & administrative	2,948	3,052	9,507	9,229
Depreciation & amortization	422	361	1,141	1,130
Total operating expenses	12,107	10,399	36,518	33,116
Operating income	3,851	3,028	6,337	9,068
Other income (expense):
Interest income	197	31	432	75
Interest expense	—	(2)	—	(11)
Equity in net loss of affiliates	—	—	—	(109)
Other income (expense), net	—	14	(3)	14
Total other income (expense)	197	43	429	(31)
Income before income taxes	4,048	3,071	6,766	9,037
Income tax provision	1,661	1,122	2,806	3,660
Net income	$2,387	$1,949	$3,960	$5,377

Basic net income per share	$0.04	$0.03	$0.07	$0.09
Diluted net income per share	$0.04	$0.03	$0.07	$0.09

Weighted average shares outstanding:
Basic	60,271	59,065	59,838	58,894
Diluted	61,226	60,952	60,902	60,952

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

thousands

	Nine-months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,960	$5,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,141	1,130
Application development contracts	1,338	(465)
Deferred income taxes	2,510	3,258
Equity in net loss of affiliates	—	109
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(4,708)	(870)
Decrease in unbilled revenues	2,992	3,594
(Increase) decrease in prepaid expenses & other current assets	(92)	63
Decrease in other assets	76	9
Increase (decrease) in accounts payable	6,505	(2,008)
Increase (decrease) in accrued expenses	(302)	832
(Decrease) in other current liabilities	(35)	(43)
Net cash provided by operating activities	13,385	10,986

Cash flows from investing activities:
Purchases of property and equipment	(1,304)	(987)
Purchases of marketable securities	(30,900)	—
Maturities of marketable securities	15,000	250
Proceeds from sale of affiliate	—	300
Net cash used in investing activities	(17,204)	(437)

Cash flows from financing activities:
Cash and cash equivalents - restricted	3,000	2,363
Payments on note payable	—	(363)
Proceeds from employee common stock purchases	122	117
Proceeds from exercise of employee stock options	2,227	1,051
Net cash provided by financing activities	5,349	3,168

Net increase in cash and cash equivalents	1,530	13,717
Cash and cash equivalents, beginning of period	30,769	13,540
Cash and cash equivalents, end of period	$32,299	$27,257
Other cash flow information:
Interest paid	$—	$11
Income taxes paid	$542	$462

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NIC Inc. (“NIC” or the “Company”) has prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  In management’s opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to state fairly the results of operations for the interim periods presented.  These financial statements and notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, filed with the SEC on March 16, 2005, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Marketable securities

The Company’s marketable securities at September 30, 2005 were classified as available-for-sale and consisted of short-term auction rate government-backed obligations. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders’ equity as accumulated other comprehensive income or loss until realized. The cost of securities sold is based on the specific identification method. The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date.  Gross realized gains and losses and unrealized holding gains and losses through September 30, 2005 were not significant.

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

	Three-months Ended Sept. 30,		Nine-months Ended Sept. 30,
	2005	2004	2005	2004
Numerator:
Net income	$2,387	$1,949	$3,960	$5,377
Denominator:
Weighted average shares – basic	60,271	59,065	59,838	58,894
Employee common stock options	955	1,887	1,064	2,058
Weighted average shares – diluted	61,226	60,952	60,902	60,952
Basic earnings per share:
Net income	$0.04	$0.03	$0.07	$0.09
Diluted earnings per share:
Net income	$0.04	$0.03	$0.07	$0.09

Outstanding employee common stock options totaling 0.4 million and 0.6 million shares during the three- and nine-month periods ended September 30, 2005, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.  Outstanding common stock warrants issued to AOL totaling 0.6 million common shares (all of which expired in August 2005) during the three- and nine-month periods ended September 30, 2005 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.  Outstanding employee common stock options totaling 0.7 million shares during the three- and nine-month periods ended September 30, 2004 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.  Outstanding common stock warrants issued to AOL totaling 0.6 million common shares during the three- and nine-month periods ended September 30, 2004 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.

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

	Three-months Ended Sept. 30,		Nine-months Ended Sept. 30,
	2005	2004	2005	2004
Net income, as reported	$2,387	$1,949	$3,960	$5,377
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(161)	(351)	(644)	(1,439)

Pro forma net income	$2,226	$1,598	$3,316	$3,938
Basic and diluted net income per share, as reported	$0.04	$0.03	$0.07	$0.09

Basic net income per share, pro forma	$0.04	$0.03	$0.06	$0.07

Diluted net income per share, pro forma	$0.04	$0.03	$0.05	$0.06

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

The following table summarizes information about the Company’s employee common stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
$1.53-2.24	277,443	1.3	$2.03	249,319	$2.05
$2.30-3.40	1,168,042	2.6	$3.05	581,042	$3.03
$3.47-5.18	848,429	2.0	$4.04	507,269	$3.84
$5.46-7.67	422,125	2.5	$6.71	199,377	$6.82
$19.32	300	4.6	$19.32	300	$19.32
	2,716,339	2.3	$3.83	1,537,307	$3.63

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment,” that requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R eliminates the use of the intrinsic value method prescribed in APB No. 25 that the Company currently uses to account for its stock-based compensation plans.  SFAS No. 123R is effective for annual periods beginning after June 15, 2005.  The Company will be required to adopt SFAS No. 123R in the first quarter of 2006.  The Company currently expects to use the modified prospective transition method, which would not require the Company to restate its financial statements prior to the effective date of SFAS No. 123R.  For vested stock option awards that are outstanding on January 1, 2006, the modified prospective method would not require the Company to record any additional compensation expense.  For unvested stock option awards that are outstanding on January 1, 2006, awards that were previously included as part of the pro forma net income and earnings per share calculations of SFAS No. 123 would be charged to expense over the remaining vesting period, without any changes in measurement.  For all new stock option awards that are granted or modified after January 1, 2006, the Company would use SFAS No. 123R’s measurement model, expense recognition, and settlement provisions.  Based solely on the expected remaining unrecognized fair value of stock option awards the Company estimated for purposes of preparing its current SFAS No. 123 pro forma disclosures above, the effect of adopting SFAS No. 123R in 2006 on net income is expected to be approximately $0.6 million, or approximately $0.01 per share.

On October 26, 2005, the Board of Directors of the Company approved the acceleration of vesting of all unvested options to purchase common stock of the Company that had an exercise price that was greater than the market price on that date.  The closing price of the Company’s common stock on the Nasdaq National Market on October 26, 2005 was $5.63 per share.  As a condition of the acceleration and to prevent unintended personal benefit, the Company’s Directors, executive officers and employees must refrain from selling common stock acquired upon the exercise of accelerated options until the original vesting date or, if earlier, termination of employment with or service to the Company.  All other terms and conditions applicable to such options, including exercise prices, remain unchanged.  This action resulted in the accelerated vesting of options to purchase 163,873 shares of common stock of the Company, or approximately six percent of the total of all outstanding Company options. Of this amount, 142,500 options had been granted to the following Directors and named executive officers of the Company:

•                  Jeffery S. Fraser, Chief Executive Officer and Chairman of the Board - 15,000 options with an exercise price of $7.67 per share granted on November 10, 2003

•                  Daniel J. Evans, Director – 37,500 options with an exercise price of $6.97 per share granted on November 10, 2003

•                  Pete Wilson, Director – 37,500 options with an exercise price of $6.97 per share granted on November 10, 2003

•                  John L. Bunce, Jr., Director – 37,500 options with an exercise price of $6.97 per share granted on November 10, 2003

•                  Ross C. Hartley, Director – 15,000 options with an exercise price of 6.97 per share granted on November 10, 2003

The Company accelerated the vesting of these options because it believed it was in the best interest of its shareholders to reduce future compensation expense that the Company would otherwise be required to report in its statement of income upon adoption of SFAS No. 123R in the first quarter of 2006.  Further, because the options have exercise prices in excess of the current market price, they are viewed to have limited economic value and are not fully achieving their objective of incentive compensation and retention.  Currently, the Company accounts for stock options using the intrinsic value method prescribed in APB No. 25 and provides pro forma footnote disclosure of the compensation expense associated with stock options as if the Company had applied the fair value recognition provisions of SFAS No. 123.  As a result of the vesting acceleration, the Company estimates that approximately $0.5 million in aggregate future expense will be eliminated over the next three fiscal years.  The vesting acceleration will not result in compensation expense in the Company’s statement of income, but will be reflected in its footnotes as an approximate $0.5 million pre-tax charge to pro forma earnings in the fourth quarter of 2005.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. CALIFORNIA SECRETARY OF STATE APPLICATION DEVELOPMENT CONTRACT

In September 2001, NICUSA and the Company’s NIC Conquest subsidiary were awarded a five-year contract by the California Secretary of State (the “California SOS”) to develop and implement a comprehensive information management and filing system.  The contract with the Business Programs Division of the California SOS was valued at approximately $25 million.  The Company recognizes revenues from this contract on the percentage of completion method, utilizing costs incurred to date as compared to the estimated total cost.  Revenues and profit (loss) from this contract are based on the Company’s cost estimates to complete and are reviewed periodically, with adjustments recorded in the period revisions are made.  Any anticipated contract loss is charged to operations as soon as determinable.

Prior to the first quarter of 2005, key elements of the Company’s obligations under the California SOS contract were subcontracted to various third parties under fixed price contracts.  At the end of the first quarter of 2005, as a result of system delivery issues and the concern over the ability of one of the two remaining subcontractors to meet the criteria set forth by the California SOS, the Company determined it would assume the lead project manager role on the contract, which was previously performed by this subcontractor.  As a result of this change, the Company further evaluated the status of the project and concluded that a further modification to the management and oversight structure of the project was necessary to improve performance under the contract and that additional internal project management and technical personnel would be required on the engagement.  The Company also reevaluated the expected completion date of the project, which was previously estimated to be in the first quarter of 2006, and determined to revise the estimated completion date to the end of 2006.  As a result of the Company’s decision to commit these additional resources and the extension of the expected project completion date, the Company recorded a $5.0 million adjustment under percentage of completion accounting in the first quarter of 2005, as the Company expected to incur a loss of approximately $4.2 million on this project, instead of a previously projected profit of approximately $1.0 million.

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

The Company has recently been advised by the California SOS that it will not be required to deliver the business entity phase of the project and is currently in discussions regarding the effects of reducing the project scope.  The Company is also actively working towards agreement with the California SOS on the final acceptance criteria to move the Uniform Commercial Code, or UCC, portion of the project into the maintenance phase. Management currently believes its $4.2 million estimated contract loss is reasonable.  Because of the inherent uncertainties surrounding the ultimate outcome of discussions between the Company and the California SOS to reduce the scope of the contract and estimating cost of completion, it is at least reasonably possible that the estimate will change in the near term, and that the Company may be required to record an adjustment under percentage of completion accounting.  Further, it is possible that the Company will similarly incur cost overruns in the future as it has in the past as a result of unforeseen difficulties in the creation of an application called for in the contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs or other reasons. If this occurs, the Company’s results of operations, financial condition and cash flows could be adversely affected.

Unbilled revenues relating to the Company’s contract with the California SOS at September 30, 2005 and December 31, 2004 were approximately $2.6 million and $5.6 million, respectively.

At September 30, 2005, the Company’s corporate filings business was primarily engaged in servicing its contract with the California SOS.  This software & services business is not marketing its applications and services for new engagements.

3. CREDIT FACILITIES AND COLLATERAL REQUIREMENTS

The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year, for which the Company pays bank fees of approximately 1.25% to 1.5% of face value per annum.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $5.3 million and $6.4 million at September 30, 2005 and December 31, 2004, respectively.

The Company has a $500,000 working capital line of credit, which was unused at September 30, 2005 and December 31, 2004.

At December 31, 2004, the Company had pledged $3.0 million of its cash as collateral under the financing arrangement that covers the Company’s outstanding letters of credit and working capital line of credit, and has given the issuing bank a security interest in certain of its accounts receivable and other assets.  The Company classifies cash used for collateral purposes as restricted in its consolidated balance sheets.  In April 2005, the Company’s cash collateral requirements under its current banking agreement were eliminated, and the Company is no longer required to collateralize letters of credit.

4. INCOME TAXES

In 2005 and 2004, certain employees and directors of the Company exercised non-qualified stock options.  As a result, the Company received federal income tax deductions.  The tax benefit for the deductions of approximately $390,000 and $460,000 for the three-month periods ended September 30, 2005 and 2004, respectively, and approximately $1,070,000 and $631,000 for the nine-month periods ended September 30, 2005 and 2004, respectively, were credited directly to additional paid-in capital.

In October 2004, the American Jobs Creation Act of 2004 was enacted into law.  The new law contains provisions that could positively affect the Company if it qualifies for the special deductions provided for under the law. These provisions provide for, among other things, a special deduction from U.S. taxable income equal to a stipulated percentage of qualified income from domestic production activities (as defined) beginning in 2005.  This provision is complex and subject to numerous limitations.  The Company is still studying the new law, including the technical provisions related to the complex provision noted above.  The effect on the Company of the new law, if any, has not yet been determined, in part because the Company has not definitively determined whether its operations qualify for the special deduction. If the Company determines it qualifies for the special deduction, the tax benefit of such special deduction would be recognized in the period earned.

5. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s two reportable segments consist of its Outsourced Portal businesses and Software & Services businesses.  The Outsourced Portals segment includes the Company’s subsidiaries operating outsourced government portals and the corporate divisions that directly support portal operations.  The Software & Services segment primarily includes the Company’s corporate filings (NIC Conquest) and ethics & elections filings (NIC Technologies) businesses.  Each of the Company’s Software & Services businesses is an operating segment and has been aggregated to form the Software & Services reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.”  There have been no significant intersegment transactions for the periods reported.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended September 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2005
Revenues	$14,637	$1,321	$—	$15,958

Costs & expenses	8,195	1,171	2,319	11,685
Depreciation & amortization	373	26	23	422
Operating income (loss)	6,069	124	(2,342)	3,851

2004
Revenues	$11,878	$1,549	$—	$13,427

Costs & expenses	7,074	902	2,062	10,038
Depreciation & amortization	290	50	21	361
Operating income (loss)	4,514	597	(2,083)	3,028

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended September 30 (in thousands):

	2005	2004
Total operating income for reportable segments	$3,851	$3,028
Interest income	197	31
Interest expense	—	(2)
Other income (expense), net	—	14

Consolidated income before income taxes	$4,048	$3,071

The table below reflects summarized financial information concerning the Company’s reportable segments for the nine months ended September 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2005
Revenues	$42,684	$171	$—	$42,855

Costs & expenses	23,285	4,829	7,263	35,377
Depreciation & amortization	959	122	60	1,141
Operating income (loss)	18,440	(4,780)	(7,323)	6,337

2004
Revenues	$36,363	$5,821	$—	$42,184

Costs & expenses	20,833	4,764	6,389	31,986
Depreciation & amortization	902	164	64	1,130
Operating income (loss)	14,628	893	(6,453)	9,068

The operating loss of the Software & Services segment for the nine months ended September 30, 2005 includes the $5.0 million charge the Company’s corporate filings business recorded on its engagement with the California Secretary of State in the first quarter of 2005, as further discussed in Note 2.

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the nine months ended September 30 (in thousands):

	2005	2004
Total operating income for reportable segments	$6,337	$9,068
Interest income	432	75
Interest expense	—	(11)
Equity in net loss of affiliates	—	(109)
Other income (expense), net	(3)	14

Consolidated income before income taxes	$6,766	$9,037

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this Quarterly Report on Form 10-Q regarding NIC and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties.   Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 16, 2005 and the additional risk factors discussed below. Other factors not presently identified may also cause actual results to differ.  In addition, we will not necessarily update the information in this Quarterly Report on Form 10-Q if any forward-looking statement later turns out to be inaccurate. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced.  However, it is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future.

OTHER RISK FACTORS AFFECTING OUR BUSINESS

Our UCC and corporate filings software development business has incurred losses under its fixed-fee contracts in the past, and our results of operations could be harmed if the costs that this business incurs to meet contractual commitments exceed our current estimates.

Our UCC and corporate filings software development business, NIC Conquest, develops and delivers applications, typically for a fixed development fee, that improve the back-office administration of government records and better enable electronic filing and distribution of business entity and UCC records for secretaries of state. This business recognizes revenues on the percentage-of-completion method of accounting utilizing costs incurred to date as compared to the estimated total costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on our fixed-price contracts and results in our recognizing contract revenues over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues and costs. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, such adjustments could be significant.

In the fourth quarter of 1998, we determined that the balance of revenues remaining to be recognized under our existing contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications. Estimated costs in excess of fixed contract prices of $1.3 million for completing these applications were expensed under the percentage-of-completion method accounting in the fourth quarter of 1998. We accrued additional anticipated losses of $1.1 million in 1999, $1.4 million in 2000, and $6.0 million in 2001 based on revised estimates relating to our then-existing contracts. In 2002, we accrued approximately $3.5 million in anticipated losses due to cost overruns on contracts in Arkansas, Minnesota and Oklahoma. We have fulfilled all obligations under our contracts with the states of Minnesota and Oklahoma, and the Arkansas system is currently in the maintenance phase. As recently as the first quarter of 2005, we recorded a $5.0 million charge due to anticipated cost overruns on our contract with the California Secretary of State, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.  It is possible that our costs will similarly exceed revenues in the future, as a result of unforeseen difficulties in the creation of an application called for in a contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs, delays in completing a contract, or other reasons. If this occurs, particularly on our contract with the California Secretary of State, our results of operations, financial condition and cash flows could be seriously harmed.

We depend on other contractors and subcontractors in connection with our performance under our UCC and corporate filings software development engagement with the California Secretary of State. If these parties fail to satisfy their obligations to us or the California Secretary of State, or if we are unable to maintain these relationships, our operating results and business prospects could be adversely affected.

A significant portion of the work we are obligated to deliver to the California Secretary of State is performed by subcontractors. There is a risk that the California Secretary of State or we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractors and customer concerns about the subcontractors. Disputes with subcontractors or the California Secretary of State could lead to legal disputes and litigation. Adverse judgments or settlements in legal disputes may result in significant monetary damages or injunctive relief against us. In addition, if any of our subcontractors fails to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, our ability to fulfill our obligations as a prime contractor may be jeopardized.  Subcontractor performance deficiencies could result in the termination of our contract for default and default of our $5 million performance bond issued to the California Secretary of State. A termination for default or default of our performance bond could expose us to liability and have an adverse effect on our business prospects, financial condition, and on our ability to compete for future contracts and orders.

We may be unable to generate sufficient taxable income from future operations to fully utilize our significant tax net operating loss carryforwards.

We have a recent history of unprofitable operations primarily due to operating losses incurred in the software & services companies we have acquired since September 1999. These losses have generated significant federal tax net operating losses, or NOLs. We had available at December 31, 2004, total NOL carryforwards for federal tax purposes of approximately $59.4 million that will expire in the years 2020 ($22.0 million), 2021 ($27.1 million) and 2022 ($10.3 million), respectively. For the year ended December 31, 2004 total net deferred tax assets, including NOL carryforwards, were the largest asset included in our consolidated balance sheet and comprised approximately 41% of our total assets. We became profitable in the second half of 2002 and have been profitable since that time with the exception of the first quarter of 2005, as further discussed below. Further, even though we expect to be profitable and generate taxable income in 2005 and beyond, we may not be able to sustain the necessary levels of taxable income to fully utilize our significant NOL carryforwards prior to expiration. There is considerable management judgment necessary to determine future taxable income, and accordingly, actual results could vary significantly from such estimates. Accordingly, the recorded amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. If this occurs, our results of operations, financial condition and cash flows could be seriously harmed.

If our competitors are more successful in attracting and retaining customers and users, then our revenues and profits could decline.

The principal substitute for our services is a government-designed and managed service that integrates other vendors’ technologies, products and services. Companies that have expertise in marketing and providing technical electronic services to government entities compete with us by further developing their services and increasing their focus on this piece of their business and market shares. Many of our potential competitors are national or international in scope and have greater resources than we do. These resources could enable our potential competitors to initiate severe price cuts or take other measures in an effort to gain market share. Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government partners.  If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business and financial condition may be adversely affected.

Because we have certain portal outsourcing contracts that contain performance bond requirements and/or indemnification provisions against claims arising from our performance, we may suffer monetary or reputational damages if we fail to meet our contractual obligations.

We are bound by performance bond commitments on certain portal outsourcing contracts. Performance deficiencies by us or our subcontractors could result in a default of a performance bond, which could expose us to liability and have an adverse affect on our business prospects, financial condition, and on our ability to compete for future portal outsourcing contracts. Further, under certain of our portal outsourcing contracts, we are required to fully indemnify our government clients against claims arising from our performance or the performance of our subcontractors. If we fail to meet our contractual obligations or our performance or our subcontractors’ performance gives rise to claims, we could be subject to legal liability, monetary damages and loss of customer relationships.

Our intellectual property rights are valuable and any inability to protect them could harm our company.

We regard our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property as important to our success. We rely on a combination of nondisclosure and other contractual arrangements with governments, our employees and third parties, and privacy and trade secret laws to protect and limit the distribution of the proprietary applications, documentation and processes we have developed in connection with the eGovernment services we offer. Despite our precautions, third parties may succeed in misappropriating our intellectual property or independently developing similar intellectual property. If we fail to adequately protect our intellectual property rights and proprietary information or if we become involved in litigation relating to our intellectual property rights and proprietary technology, our business could be harmed. Any actions we take may not be adequate to protect our proprietary rights, and other companies may develop technologies that are similar or superior to our proprietary technology.

We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future.

We may become subject to claims alleging infringement of third-party intellectual property rights. Any claims could subject us to costly litigation, and may require us to pay damages and develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of the alleged infringement. Licenses for such intellectual property may not be available on acceptable terms or at all.

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

In addition, we have agreed, and expect that we may agree in the future, to indemnify certain of our customers against claims that our services infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We cannot assure that we or our customers could obtain necessary licenses from third parties at a reasonable cost or at all.

We generally grant our customers fully paid licenses to use the software and applications we develop for use in their portals. If customers elect to terminate our contracts and manage portal operations internally, our revenues and profits could decline.

After termination of our contracts, it is possible that governments and their successors and affiliates may use their right of use license rights to the software programs and other applications we have developed for them in the operation of their portals to operate the portals themselves. This could adversely affect our revenues and profits. Additionally, they may inadvertently allow our intellectual property or other information to fall into the hands of third parties, including our competitors.

The National Information Consortium Voting Trust owns a significant amount of our common stock, which may impede attempts to replace or remove our board or management.

As of September 30, 2005, the National Information Consortium Voting Trust owned approximately 39% of our outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control or changes in management, or limiting the ability of other shareholders to approve or disapprove transactions that they may deem in their best interest.

OVERVIEW

The following discussion summarizes the significant factors affecting operating results for the three- and nine-month periods ended September 30, 2005 and 2004.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

FIRST QUARTER 2005 CHARGE - CALIFORNIA SECRETARY OF STATE CONTRACT

Results of operations for the nine-month period ended September 30, 2005 include a $5.0 million charge we recorded on our software & services engagement with the California Secretary of State in the first quarter of 2005, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.  Prior to the first quarter of 2005, key elements of our obligations under the California SOS contract were subcontracted to various third parties under fixed price contracts.  At the end of the first quarter of 2005, as a result of system delivery issues and the concern over the ability of one of the two remaining subcontractors to meet the criteria set forth by the California SOS, we determined we would assume the lead project manager role on the contract, which was previously performed by this subcontractor.  As a result of this change, we further evaluated the status of the project and concluded that a further modification to the management and oversight structure of the project was necessary to improve performance under the contract and that additional internal project management and technical personnel would be required on the engagement.  We also reevaluated the expected completion date of the project, which was previously estimated to be in the first quarter of 2006, and determined to revise the estimated completion date to the end of 2006.  As a result of our decision to commit these additional resources and the extension of the expected project completion date, we recorded a $5.0 million charge in the first quarter of 2005 for the anticipated contract loss.

As part of a broad strategic refocusing of the Company on our core outsourced portal business, we became profitable in the second half of 2002 and have been profitable since that time (with the exception of the first quarter of 2005, as a result of the $5.0 million charge we recorded on our software & services engagement with the California Secretary of State).  We expect the Company to continue to be profitable and have focused the business on operations we believe have demonstrable ability to produce positive net income and sustainable cash flow in the future.  However, any projections of future results of operations and cash flows are subject to substantial uncertainty.

At September 30, 2005, our corporate filings software & services business was primarily engaged in servicing its contract with the California SOS.  This business is not marketing its applications and services for new engagements.

RESULTS OF OPERATIONS

	Three-months ended Sept. 30,		Nine-months ended Sept. 30,
Key Financial Metrics	2005	2004	2005	2004
Revenue growth – outsourced portals	23%	19%	17%	22%
Same state revenue growth – outsourced portals	20%	17%	18%	19%
Revenue growth – software & services	(15)%	(47)%	(97)%	(31)%
Gross profit % - outsourced portals	48%	47%	50%	50%
Gross profit % - software & services	15%	54%	N/A *	24%
Selling & administrative as % of revenue	18%	23%	22%	22%
Operating income margin %	24%	23%	15%	21%

*Metric not meaningful due to $5.0 million charge on California Secretary of State engagement in the first quarter of 2005.

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

	Three-Months Ended Sept. 30,			Nine-Months Ended Sept. 30,
(in thousands)	2005	% Change	2004	2005	%Change	2004
DMV transaction-based	$9,109	20%	$7,586	$26,408	14%	$23,114
Non-DMV transaction-based	5,089	43%	3,551	14,737	40%	10,491
Software development & portal management	439	(41)%	741	1,539	(44)%	2,758

Total	$14,637	23%	$11,878	$42,684	17%	$36,363

Portal revenues in the current quarter increased 23%, or approximately $2.8 million, over the prior year quarter.  Of this increase, 20%, or approximately $2.4 million, was attributable to an increase in same state portal revenues (states in operation and generating DMV revenues for two full years), and approximately 5%, or $0.6 million, was attributable to our South Carolina portal, which began generating DMV revenues in June 2005.  These increases were partially offset by a $0.2 million decrease in revenues from our local portal business, primarily due to the continued wind down of certain of our less profitable local portals.  We expect local portal revenues to continue to decrease on a year-over-year basis for the balance of 2005.  In the first quarter of 2005, the Company ceased providing portal outsourcing services to Kent County, Michigan and the City of Tampa, Florida.  Currently, the only local portals the Company services are those located in states where we operate an official state government portal.

Same state portal revenues in the current quarter increased 20%, or approximately $2.4 million, over the prior year quarter primarily as a result of increased transaction revenues from our Indiana, Tennessee and Kansas portals, among others.  Same state DMV transaction-based revenues increased 12%, or approximately $0.9 million, in the current quarter due mainly to price increases in two of our larger portal states.  Same state non-DMV transaction-based revenues increased 46%, or approximately $1.6 million, in the current quarter due to the addition of several new revenue generating applications in existing portals.  Partially offsetting these increases was a 30%, or approximately $0.2 million, decrease in same state software development revenues, as we continue to focus our growth efforts on recurring non-DMV transaction-based revenues, rather than on less predictable time and materials software development projects.

Portal revenues for the nine months in the current period increased 17%, or approximately $6.3 million, over the prior year period, primarily due to an increase in same state portal revenues and four months of revenues from our South Carolina portal.  These increases were partially offset by a $0.7 million decrease in revenues from our local portal business, as further discussed above.  Same state portal revenues in the current year-to-date period increased 18%, or approximately $6.4 million, over the prior year period.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 22%, or approximately $1.4 million, over the prior year quarter.  This increase was primarily attributable to an increase in same state cost of portal revenues as a result of the addition of personnel in several of our portals due to our continued growth and reinvestment in our core business. Also contributing to this increase was an increase in bank fees.  A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we anticipate these revenues and the associated credit card fees will continue to increase in the future, as these transactions contribute favorably to our operating income growth.  Additionally, we incurred approximately $0.3 million in costs relating to our new South Carolina portal contract, which began to generate revenues in June 2005, and approximately $0.2 million in start-up costs relating to our new Colorado portal contract, which had not yet begun generating revenues as of September 30, 2005.  New portal contract wins have a short-term negative effect on our gross profit percentage during the start-up phase of a portal as we incur costs to develop and implement the portal infrastructure prior to the time we begin to generate transaction revenues.  We expect portal gross profit will be similarly affected in the future if we are successful in winning new portal contracts.

Our portal gross profit rate in the current quarter increased to 48% compared to 47% in the prior year quarter, while on a same state basis, our portal gross profit remained constant at 51% in the current and prior year quarters.  We carefully monitor our portal gross profit percentage in an effort to balance generating a solid financial return and delivering value to our government partners through reinvestment in our portals.

Cost of portal revenues for the nine months in the current period increased 17%, or approximately $3.1 million, over the prior year period.  Of this increase, 18%, or approximately $3.3 million was attributable to an increase in same state cost of portal revenues, and 3%, or approximately $0.6 million, was attributable to our new South Carolina and Colorado portals.  Partially offsetting these increases was a $0.8 million decrease from our local portals, as further discussed above.  Our portal gross profit rate for the nine months in the current and prior year periods was 50%.  Our same state portal gross profit rate was 52% in the current year-to-date period compared to 53% in the prior year period.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by type of business (in thousands), with the corresponding percentage change from the prior year period.

	Three-Months Ended Sept. 30,			Nine-Months Ended Sept. 30,
(in thousands)	2005	%Change	2004	2005	%Change	2004
Corporate filings	$704	(12)%	$797	$(1,872)	(153)%	$3,545
Ethics & elections	533	(7)%	573	1,686	(1)%	1,706
Transportation	84	(26)%	114	251	(22)%	322
AOL & other	—	(100)%	65	106	(57)%	248

Total	$1,321	(15)%	$1,549	$171	(97)%	$5,821

Software & services revenues in the current quarter decreased 15%, or approximately $0.2 million, from the prior year quarter mainly due to a decrease in revenues from our corporate filings business.  We recognized approximately $0.7 million in revenue from our contract with the California Secretary of State in the current quarter compared to $0.8 million in the prior year quarter.  We recognize revenue on our contract with the California Secretary of State using the percentage of completion method as we make progress, utilizing costs incurred to date as compared to the estimated total cost for the contract.

Software & services revenues for the nine months in the current period decreased by 97%, or approximately $5.7 million, from the prior year period mainly due to the effect of the first quarter 2005 accounting adjustment under percentage of completion accounting relating to our contract with the California Secretary of State, which resulted in a $3.5 million reduction in software & services revenues, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the current quarter increased by 55%, or approximately $0.4 million, over the prior year quarter.  Cost of software & services revenues in the prior year quarter includes the reversal of approximately $0.4 million in loss accruals relating to our legacy business filing contracts in Arkansas and Oklahoma, as these contracts cost less to complete than previous estimates.  This adjustment positively affected our software & services gross profit rate for the three- and nine-month periods ended September 30, 2004.

Cost of software & services revenues for the nine months in the current period includes a charge of $1.5 million due to the effect of the accounting adjustment under percentage of completion accounting relating to our contract with the California Secretary of State as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses as a percentage of revenue decreased to 18% in the current quarter from 23% in the prior year quarter, as selling & administrative expenses remained relatively flat year-over-year, while total revenues in the current quarter increased 19% over the prior year quarter.  Selling & administrative expenses as a percentage of revenue were 22% for the nine months in the current and prior year periods.

INCOME TAX PROVISION.  Our effective tax rate was approximately 41% in the current quarter and year-to-date periods compared to 37% and 41% in the prior year quarter and year-to-date periods.  Our income tax provision in the prior year quarter was less than the amount customarily expected due primarily to a favorable income tax provision adjustment from a book to tax reconciliation related to our 2003 tax return.  Prospectively, we expect our effective tax rate to be between 40% and 41%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $13.4 million in the current period compared to $11.0 million in the prior year period.  The increase in cash flow from operations was primarily the result of a year-over-year increase in operating income, excluding non-cash charges and the $5.0 million charge on our contract with the California Secretary of State, which did not affect operating cash flow in the current period. Cash flow from operations in the prior year period includes $6.1 million in payments received from the California Secretary of State in June 2004.  These payments contributed to the decrease in unbilled revenues in the prior year period.  The increase in accounts receivable and payable in the current period was attributable to a general increase in revenues across our portal businesses in the current period, including our South Carolina portal, which began to generate DMV revenues in June 2005.

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three-months ended September 30, 2005 and December 31, 2004 were approximately $56.1 million and $48.3 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended September 30, 2005 and December 31, 2004 was 37 and 34, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, increased to $45.9 million at September 30, 2005 from $35.7 million at December 31, 2004.  Our current ratio, defined as current assets divided by current liabilities, was 2.6 at September 30, 2005 and 2.7 at December 31, 2004.

Cash used in investing activities in the current period primarily reflects $15.9 million in net purchases of marketable debt securities in an effort to increase the investment income from our growing cash reserves, and $1.3 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment.  Cash used in investing activities in the prior year period reflects $1.0 million of capital expenditures, mainly for computer equipment purchases relating to our move to a new data center for company-wide hosting and disaster recovery purposes, in addition to normal fixed asset additions in our portal business.  Also in the prior year period, we received $0.3 million in proceeds from the sale of our minority investment in E-Filing.com.

Financing activities in the current period reflect a $3.0 million reduction in our cash collateral requirements under the financing arrangement that covers all of the Company’s outstanding letters of credit, as further discussed in Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-Q.  Cash provided by financing activities in the current period also reflects approximately $2.3 million in proceeds from the exercise of employee stock options and our employee stock purchase program.  Financing activities in the prior year period resulted in net cash generated of approximately $3.2 million, reflecting a $2.4 million reduction in our cash collateral requirements under the financing arrangement that covered all of the Company’s outstanding letters of credit, term note payable, which was paid off in the prior year quarter, and working capital line of credit.  Financing activities in the prior year period also reflect $1.2 million in proceeds from the exercise of employee stock options and our employee stock purchase program.

At September 30, 2005, our total unrestricted cash and marketable securities balance was $48.2 million compared to $30.8 million at December 31, 2004.  At December 31, 2004, we had posted $3.0 million in cash as collateral for bank letters of credit issued on behalf of the Company.  However, as further discussed in Note 3 of the Notes to Consolidated Financial Statements in this Form 10-Q, in April 2005, the cash collateral requirements under our current banking agreement were eliminated, and we are no longer required to cash collateralize letters of credit.  We issue letters of credit as collateral for performance on certain of our government contracts, as collateral for certain performance bonds, and as collateral for certain office leases. These irrevocable letters of credit are generally in force for one year.  Our collateral requirements have eased over time as we have continued to operate profitably and grow our earnings.  However, even though we expect to be profitable in fiscal 2005 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at September 30, 2005 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased and restricted cash would have increased by approximately $7.8 million.

We do not believe the $5.0 million charge we recorded in the first quarter of 2005 relating to the California Secretary of State project or the ultimate outcome of our recent discussions with the California Secretary of State regarding the effects of reducing the project scope will have a significant effect on our future liquidity.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, and current growth initiatives for at least the next twelve months without the need of additional capital.  However, we may need to raise additional capital before this period ends to further:

•                  fund operations if unforeseen costs arise, including the costs to fund our contract with the California Secretary of State and subcontractors on that project;

•                  collateralize letters of credit, which we are required to post as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds, and as collateral for certain office leases;

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

At September 30, 2005, we were bound by performance bond commitments totaling approximately $7.3 million on certain government contracts.  Of this amount, $5 million relates to the performance bond on our contract with the California Secretary of State, which is collateralized by a $5 million letter of credit.  We have never had any defaults resulting in draws on performance bonds.

We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” that requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R eliminates the use of the intrinsic value method prescribed in APB No. 25 that we currently use to account for our stock-based compensation plans.  SFAS No. 123R is effective for annual periods beginning after June 15, 2005.  We will be required to adopt SFAS No. 123R in the first quarter of 2006.  We currently expect to use the modified prospective transition method, which would not require us to restate our financial statements prior to the effective date of SFAS No. 123R. For vested stock option awards that are outstanding on January 1, 2006, the modified prospective method would not require us to record any additional compensation expense.  For unvested stock option awards that are outstanding on January 1, 2006, awards that were previously included as part of the pro forma net income and earnings per share calculations of SFAS No. 123 would be charged to expense over the remaining vesting period, without any changes in measurement.  For all new stock option awards that are granted or modified after January 1, 2006, we would use SFAS No. 123R’s measurement model, expense recognition, and settlement provisions.  Based solely on the expected remaining unrecognized fair value of stock option awards we estimated for purposes of preparing our current SFAS No. 123 pro forma disclosures (see Note 1 in the Notes to Consolidated Financial Statements included in this Form 10-Q), the effect of adopting SFAS No. 123R in 2006 on net income is expected to be approximately $0.6 million, or approximately $0.01 per share.

As further discussed in Note 1 of the Notes to Consolidated Financial Statements included in this Form 10-Q, on October 26, 2005, our Board of Directors approved the acceleration of vesting of all unvested options to purchase common stock of the Company that had an exercise price that was greater than the market price on that date.  The closing price of our common stock on the Nasdaq National Market on October 26, 2005 was $5.63 per share.  As a condition of the acceleration and to prevent unintended personal benefit, the Company’s Directors, executive officers and employees must refrain from selling common stock acquired upon the exercise of accelerated options until the original vesting date or, if earlier, termination of employment with or service to the Company.  All other terms and conditions applicable to such options, including exercise prices, remain unchanged.  This action resulted in the accelerated vesting of options to purchase 163,873 shares of common stock of the Company, or approximately six percent of the total of all outstanding Company options.

We accelerated the vesting of these options because we believed it was in the best interest of our shareholders to reduce future compensation expense that we would otherwise be required to report in our statement of income upon adoption of SFAS No. 123R in the first quarter of 2006.  Further, because the options have exercise prices in excess of the current market price, they are viewed to have limited economic value and are not fully achieving their objective of incentive compensation and retention.  Currently, we account for stock options using the intrinsic value method prescribed in APB No. 25 and provide pro forma footnote disclosure of the compensation expense associated with stock options as if we had applied the fair value recognition provisions of SFAS No. 123.  As a result of the vesting acceleration, we estimate that approximately $0.5 million in aggregate future expense will be eliminated over the next three fiscal years.  The vesting acceleration will not result in compensation expense in our statement of income, but will be reflected in our footnotes as an approximate $0.5 million pre-tax charge to pro forma earnings in the fourth quarter of 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.  Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our short-term investments in marketable debt securities and cash balances.  Because our investments are in short-term, investment-grade, interest-bearing marketable securities, we are exposed to minimal risk on the principal of those investments. We limit our exposure to credit loss by depositing our cash with high credit quality financial institutions.  We enhance the safety and preservation of our invested principal funds by attempting to limit default risk, market risk and investment risk. We do not use derivative financial instruments. A 10% change in interest rates would not have a material effect on our financial condition, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

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

NIC INC.

Dated: November 9, 2005	/s/Eric J. Bur
Eric J. Bur
Chief Financial Officer

Dated: November 9, 2005	/s/Stephen M. Kovzan
Stephen M. Kovzan
Vice President, Financial Operations and Chief Accounting Officer