Form 10-K
NIC INC
filed 2006-03-16
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transaction Period from__________to__________

Commission File Number 000-26621

NIC INC.

(Exact name of registrant as specified in its charter)

Colorado	52-2077581
(State or other jurisdiction of incorporation or organization)	*(I.R.S. Employer Identification No.)*

10540 South Ridgeview Road, Olathe, Kansas 66061

(Address of principal executive office, including Zip Code)

Registrant's telephone number, including area code: (877) 234-3468

Securities registered pursuant to Section 12(b) of the Act: *None*

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2005, was approximately $162,155,000 (based on the closing price for shares of the registrant's common stock as reported by the Nasdaq National Market on that date). Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 28, 2006, 61,303,021 shares of the registrant's common stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be issued in connection with its Annual Meeting of Shareholders to be held in 2006 are incorporated by reference into Part III of this Form 10-K.

Except as otherwise stated, the information contained in this Form 10-K is as of February 28, 2006.

TABLE OF CONTENTS
NIC INC.
FORM 10-K ANNUAL REPORT

PART I

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this Annual Report on Form 10-K regarding NIC and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced. However, it is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting competition issues discussed on page 12, the other specific risk factors discussed on pages 12 to 24, and commitments and contingencies described in Notes 2, 6, 7 and 9 to the consolidated financial statements included in this Form 10-K. Other factors not presently identified may also cause actual results to differ.

AVAILABLE INFORMATION

     Our Web site address is www.nicusa.com. Through this Web site, we make available, free of charge, on the Investor Relations section of our Web site (http://www.nicusa.com/html/info/investor/edgar.php) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available through our Web site other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. We do not intend for information contained in our Web site to be part of this Annual Report on Form 10-K.

     The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.

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

     Currently, we have contracts to provide portal outsourcing services under our self-funding business model to eighteen states. We typically enter into three- to five-year contracts with our government partners and manage operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. We intend to increase our revenues by signing long-term portal contracts with new government partners and by delivering new services to a growing number of government entities within our existing contractual relationships.

     Our software & services businesses primarily include our UCC and corporate filings software development and ethics & elections businesses. Our UCC and corporate filings software development business, NIC Conquest, is a provider of software applications and services for electronic filings and document management solutions for governments. This business focuses on Secretaries of State, whose offices are state governments’ principal agencies for UCC and corporate filings. Currently, this business is primarily engaged in servicing its contract with the California Secretary of State and is not actively marketing its applications and services in respect of new engagements. Our ethics & elections business, NIC Technologies, designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies. Currently, our ethics & elections business is primarily engaged in servicing its contracts with the Federal Election Commission and the State of Michigan.

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

Segment Information

     Our two reportable segments consist of our portal outsourcing segment and software & services segment. The portal outsourcing segment includes our subsidiaries that operate outsourced government portals and the corporate divisions that support portal operations. The software & services segment primarily includes our UCC and corporate filings software development and ethics & elections businesses. For additional information relating to our reportable segments, refer to Note 12 in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Growth of the Internet, electronic commerce and eGovernment

     The Internet is a global medium that enables millions of people worldwide to share information, communicate and conduct business electronically. According to Nielsen/NetRatings, approximately 1 billion people worldwide (equal to 16 percent of the global population) had access to the Internet in 2005, up 182% since 2000. The growing number of personal computers installed in homes and offices, combined with the decreasing costs of computer equipment, are the primary drivers of worldwide computer penetration. By 2010, Forrester Research estimates that 1.2 billion homes worldwide will have personal computers. Easier, faster and cheaper access to the Internet, the proliferation of Internet content, and the increasing familiarity with and acceptance of the Internet by governments, businesses and consumers will also continue to encourage the expanded use of online services. In particular, the growth of high-speed access is accelerating Internet use globally. The Computer Industry Almanac estimates that 217 million homes around the world now have broadband connections.

     In the United States, market research firm International Data Corporation reported that personal computer sales rose 12 percent over 2004. Nielsen/NetRatings estimates that 143 million Americans considered themselves “active” Internet users in 2005, and more than 185 million residents had regular access to the Internet. The Computer Industry Almanac also estimates that 47 million U.S. households have broadband access to the Internet, and that figure is expected to rise to 60 million homes by 2007.

     The volume of electronic commerce has grown in parallel with the Internet itself. According to ComScore Networks, the total value of goods and services transacted online in the United States surpassed $143 billion in 2005, up 22 percent from 2004.

     Similar growth trends are seen for eGovernment. Research firm Input predicts that spending on state and local government information technology outsourcing will exceed $10 billion in 2006 and will grow to $20 billion by 2010. In a November 2004 survey, the Pew Internet and American Life Project found that 54% of all U.S. adults who use the Internet had sought information directly from a local, state or federal government Web site during the last three months.

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

Compelling and flexible financial model for governments

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

Government Contracts

Our portal outsourcing businesses

     Through our portal outsourcing businesses, we currently have contracts with 21 state and local government agencies. At December 31, 2005, we provided outsourced government portal services through the following portals:

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

  bear the risk of collecting transaction fees; and

  have an independent audit conducted upon that government's request.

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

Our software & services businesses

UCC and corporate filings software development

     Our UCC and corporate filings software development business, NIC Conquest, focuses on secretaries of state, whose offices are state governments’ principal agencies for corporate filings. We have installed Uniform Commercial Code (“UCC”) and/or business entity software applications for Web-enabling the back-office systems and processes for business-to-government filings with the following states: Arkansas, Indiana, Montana, Oklahoma, South Dakota and Texas. We are currently in the process of installing a similar system for the California Secretary of State.

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

Revenues

     In our outsourced portal businesses, we currently derive revenue from two main sources: transaction-based fees and fees for application development.

     In most of our outsourced portal businesses, our revenues are generated from transactions, which generally include the collection of transaction-based and subscription fees from users. The highest volume, most commercially valuable service we offer is access to motor vehicle records through our insurance industry records exchange network. This service accounted for approximately 62% of our portal revenues in 2003, 63% in 2004 and 62% in 2005. ChoicePoint, which resells these records to the auto insurance industry, accounted for approximately 47% of portal revenues in 2003, 46% in 2004 and 46% in 2005. In 2005, transaction-based revenues accounted for approximately 96% of our outsourced portal revenues. Fees for application development and hosting accounted for approximately 4% of our outsourced portal revenues.

Sales and Marketing

     We have two primary sales and marketing goals:

  to develop new sources of revenue through new government relationships; and

  to retain and grow our revenue streams from existing government relationships.

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

Technology and Operations

     Over the past 13 years, we have made substantial investments in the development of Internet-based applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the Internet, Internet security, Web-to-legacy system integration, Web-to-mainframe integration, database design, Web site administration and Web page development. Within this scope, we have developed and implemented a comprehensive Internet portal framework for governments, and a broad array of stand-alone services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored portal services that keep our partners on the forefront of eGovernment.

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

     Most of our portals and applications are physically hosted in each jurisdiction in which we operate on servers that we own or lease. We also provide links to sites that are maintained by government agencies or organizations that we do not manage. Our businesses provide uninterrupted online service 24 hours per day and seven days a week, and our operations maintain thorough backup, security and disaster recovery procedures.

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

Competition

     We believe that the principal factors upon which our businesses compete are:

  the unique understanding of government needs;

  the quality and fit of eGovernment services;

  the speed and responsiveness to the needs of businesses and citizens; and

  cost-effectiveness.

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

  large systems integrators, including CGI AMS and SAIC;

  traditional software applications developers, including Microsoft and Oracle; and

  traditional consulting firms, including IBM Global Services, BearingPoint, and Accenture.

Employees

     As of December 31, 2005, we had 305 full-time employees, of which 42 were working in corporate operations, 244 were in our outsourced portal businesses and 19 were in our software & services businesses. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. From time to time, we also employ independent contractors to support our application development, marketing, sales and support and administrative organizations. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

     The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected. In that case, the value of our common stock could decline substantially.

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

     In the fourth quarter of 1998, we determined that the balance of revenues remaining to be recognized under our existing contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications. Estimated costs in excess of fixed contract prices of $1.3 million for completing these applications were expensed under the percentage-of-completion method of accounting in the fourth quarter of 1998. We accrued additional anticipated losses of $1.1 million in 1999, $1.4 million in 2000, and $6.0 million in 2001 based on revised estimates relating to our then-existing contracts. In 2002, we accrued approximately $3.5 million in anticipated losses due to cost overruns on contracts in Arkansas, Minnesota and Oklahoma. We have fulfilled all obligations under our contracts with the states of Minnesota and Oklahoma, and the Arkansas system is currently in the maintenance phase. As recently as the first quarter of 2005, we recorded a $5.0 million charge due to anticipated cost overruns on our contract with the California Secretary of State, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K. It is possible that our costs will similarly exceed revenues in the future, as a result of unforeseen difficulties in the creation of an application called for in a contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs, delays in completing a contract, or other reasons. If this occurs, particularly on our contract with the California Secretary of State, our results of operations, financial condition and cash flows could be seriously harmed.

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

     We have incurred significant net losses in the past, and may do so again in the future.

     We expanded rapidly following our initial public offering in July 1999 and incurred substantial net losses through mid-2002 primarily as a result of our acquired software & services businesses. We incurred net losses of approximately $10.7 million for the year ended December 31, 1999, $40.3 million for the year ended December 31, 2000, $77.4 million for the year ended December 31, 2001 and $7.6 million for the year ended December 31, 2002. However, as part of a broad strategic refocusing of the Company on our profitable core outsourced portal business during 2002, we exited our eProcurement business, NIC Commerce, decided to wind down our transportation business, IDT, and restructured the other software & services businesses in an effort to accelerate our path to profitability. As a result, the Company became profitable in the second half of 2002 and has been profitable since that time with the exception of the first quarter of 2005, as a result of the $5.0 million charge we recorded on our UCC and corporate filings software development engagement with the California Secretary of State, our only remaining legacy contract from this business. Further, even though we were profitable in 2005 (with the exception of the first quarter noted above), we may not be able to sustain or increase profitability on a quarterly or annual basis thereafter. We will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve growing profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to remain profitable on a long-term, sustained basis.

     We may be unable to generate sufficient taxable income from future operations to fully utilize our significant tax net operating loss carryforwards.

     We have a recent history of unprofitable operations primarily due to operating losses incurred in the software & services companies we have acquired since September 1999, as further discussed above. These losses have generated significant federal tax net operating losses, or NOLs. We had available at December 31, 2005, total NOL carryforwards for federal tax purposes of approximately $55.2 million that will expire in the years 2020 ($17.8 million), 2021 ($27.1 million) and 2022 ($10.3 million), respectively. For the year ended December 31, 2005 total net deferred tax assets, including NOL carryforwards, comprised approximately 25% of our total assets. We became profitable in the second half of 2002 and have been profitable since that time with the exception of the first quarter of 2005, as further discussed above. Further, even though we expect to be profitable and generate taxable income in 2006 and beyond, we may not be able to sustain the necessary levels of taxable income to fully utilize our significant NOL carryforwards prior to expiration. There is considerable management judgment necessary to determine future taxable income, and accordingly, actual results could vary significantly from such estimates. Accordingly, the recorded amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. If this occurs, our results of operations, financial condition and cash flows could be seriously harmed.

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

     Because we have portal outsourcing contracts with a limited number of governments, the termination of certain of these contracts may harm our business.

     Currently, the majority of our revenues are derived from the operation of our outsourced portal businesses. We have master portal contracts with 21 state and local governments. These contracts typically have initial terms of three to five years with optional renewal periods of one to five years. However, any renewal is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period or, in some cases, upon passing legislation. Additionally, some of the contracts under which we provide portal management and software development services can be terminated without cause on a specified period of notice. The loss of one or more of our larger state portal partners, such as Indiana, Virginia,

Tennessee or Utah, if not replaced, could dramatically reduce our revenues. If these revenue shortfalls occur, our business and financial condition would be harmed. We cannot be certain if, when or to what extent governments might fail to renew or terminate any or all of their contracts with us.

     We may face damage to our professional reputation if our partners are not satisfied with our services.

     We depend to a large extent on our relationships with our government partners, our reputation for high-quality professional services and commitment to preserving public trust to attract and retain customers. As a result, if one of our government partners is not satisfied with our services, it may be more damaging in our business than in other businesses.

     Because we have certain portal outsourcing contracts that contain performance bond requirements and/or indemnifiction provisions against claims arising from our performance, we may suffer monetary or reputational damages if we fail to meet our contractual obligations.

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

     We may be unable to obtain future contracts through the request for proposal process.

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

     We may be unable to sustain the usage levels of current services that provide a significant percentage of our revenues.

     We obtain a high proportion of our revenues from a limited number of services. Transaction-based fees charged for access to motor vehicle records through our insurance industry records exchange network accounted for over 62% of our portal revenues for the year ended December 31, 2005 and are expected to continue to account for a significant portion of our revenues in the near future. Regulatory changes or the development of alternative information sources could materially reduce our revenues from this service. A reduction in revenues from currently popular services would harm our business, results of operations and financial condition.

     If our potential customers are not willing to switch to or adopt our online government portals and other electronic services, our growth and revenues will be limited.

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

     The fees we collect for many of our services are subject to regulation that could limit growth of our revenues and profitability.

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

     Our portal revenues could be harmed as a result of government budget deficits.

     Although the majority of our portal revenues are derived from fees we charge to users for transactions conducted through our portals, approximately 3% of our portal revenues in 2005 were derived from software development or portal management services paid directly to us by governments on a time-and-materials or fixed fee basis. In the event of budget deficits, our government clients may be required to curtail discretionary spending on such projects and our portal revenues could be harmed.

     Because a major portion of our current revenues is generated from a small number of users, the loss of any of these users may harm our business and financial condition.

     A significant portion of our revenues is derived from data resellers’ use of our portals to access motor vehicle records for sale to the automobile insurance industry. For the year ended December 31, 2005, one of these data resellers, ChoicePoint, accounted for approximately 46% of our portal revenues. It is possible that these users will develop alternative data sources or new business processes that would materially diminish their use of our portals. The loss of all or a substantial portion of business from any of these entities would harm our business, results of operations and financial condition.

     We may lose the right to the content distributed through our outsourced portals, which is provided to us entirely by government entities.

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

     The growth in our revenues may be limited by the number of governments that choose to provide eGovernment services and to adopt our business model and by the finite number of governments with which we may contract for our eGovernment services.

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

     Our business with various government entities often requires specific government legislation to be passed for us to initiate and maintain our government contracts.

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

     Because a large portion of our business relies on a contractual bidding process whose parameters are established by governments, the length of our sales cycles is uncertain and can lead to shortfalls in revenues.

     Our dependence on a bidding process to initiate many new projects, the parameters of which are established by governments, results in uncertainty in our sales cycles because the duration and the procedures for each bidding process vary significantly according to each government entity’s policies and procedures. The time between the date of initial contact with a government for a bid and the award of the bid may range from as little as 180 days to up to several years. The bidding process is subject to factors over which we have little or no control, including:

  political acceptance of the concept of government agencies contracting with third parties to distribute public information, which has been offered traditionally only by the government agencies and often without charge;

  the internal review process by the government agencies for bid acceptance;

  the need to reach a political accommodation among various interest groups;

  changes to the bidding procedure by the government agencies;

  changes to state legislation authorizing government’s contracting with third parties to distribute public information;

  changes in government administrations;

  the budgetary restrictions of government entities;

  the competition generated by the bidding process;

  the possibility of cancellation or delay by the government entities; and

  government's manner of drafting bid documents, which may partially, or not at all, utilize our method of providing eGovernment services.

     We are dependent on the bidding process for a significant part of our business. Therefore, any material delay in the bidding process, changes to the bidding practices and policies, the failure to receive the bid or the failure to execute a contract may disrupt our financial results for a particular period and harm our financial condition.

     The seasonality of use for some of our eGovernment services may harm our fourth quarter results of each calendar year.

     The use of some of our eGovernment services is seasonal, particularly the accessing of drivers’ records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the smaller number of business days in this quarter and a lower volume of transactions during the holiday period. As a result, seasonality could cause our quarterly results to fluctuate, which could harm our business, results of operations and financial condition.

     We may need more working capital to fund operations and expand our business.

     We believe that our current financial resources will be sufficient to meet our present working capital and capital expenditure requirements for at least the next twelve months. However, we may need to raise additional capital before this period ends to further:

  fund operations, including the costs to fund our legacy contract with the California Secretary of State and subcontractors on that project;

  collateralize letters of credit, which we are required to post as collateral for performance on certain of our outsourced government portal contracts and as collateral for certain performance bonds;

  support our expansion into other states and government agencies beyond what is contemplated in 2006 if unforeseen opportunities arise;

  expand our product and service offerings beyond what is contemplated in 2006 if unforeseen opportunities arise;

  respond to unforeseen competitive pressures; and

  acquire technologies beyond what is contemplated.

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

     Our acquisitions and strategic alliances entail numerous risks and uncertainties.

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

  the diversion of management’s attention from our core business;

  the risk that an acquired business will not perform as expected;

  risks associated with entering markets in which we have limited or no experience;

  potential loss of key employees, particularly those of our acquired businesses;

  adverse effects on existing business relationships with existing suppliers and customers;

  potentially dilutive issuances of equity securities, which may be freely tradable in the public market;

  erosion of our brand equity in the eGovernment or financial markets;

  impairment, restructuring and other charges; and

  the incurrence of debt or other expenses related to goodwill and other intangible assets.

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

     Our quarterly results of operations may be volatile and difficult to predict. If our quarterly results of operations fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly.

     Our future revenues and results of operations may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, and any of which may harm our business. These factors include:

  the incurrence of significant charges related to our UCC and corporate filings software development business, which has incurred significant losses under its fixed-fee contracts in the past, particularly under our contract with the California Secretary of State;

  the commencement, completion or termination of contracts during any particular quarter;

  the introduction of new eGovernment services by us or our competitors;

  technical difficulties or system downtime affecting the Internet generally or the operation of our eGovernment services;

  the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;

  the result of negative cash flows due to capital investments; and

  the incurrence of significant charges related to acquisitions.

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

     We depend on technology licensed to us by third parties, and the loss of this technology could delay implementation of our services or force us to pay higher license fees.

     We license numerous third-party technologies and applications that we incorporate into our existing service offerings, on which, in the aggregate, we are substantially dependent. There can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party technology and applications for future services. While we do not believe that one individual technology or application we license is material to our business, changes in or the loss of third party licenses could lead to a material increase in the costs of licensing or to our products becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development or procurement costs in an attempt to ensure continued performance of our services, and either the cost of such undertakings or the failure to successfully complete such undertakings could have a material adverse effect on our business, results of operations and financial condition.

     If we fail to coordinate or expand our operational procedures and controls, we may not effectively manage our growth.

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

     We may be unable to hire, integrate or retain qualified personnel.

     The growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Some of our personnel are presently serving in more than one executive capacity. The loss of any of our executives could harm our business.

     In addition, we expect that we will need to hire additional personnel in all areas throughout 2006, including general managers for new operations in jurisdictions in which we obtain contracts. We may not be able to retain our current key employees or attract, integrate or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies and positioning of our government portals and other services. This training will require substantial resources and management attention.

     To be successful, we must develop and market comprehensive, efficient, cost-effective and secure electronic access to public information and new services.

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

  the comprehensiveness of public records available through our government portals;

  the perceived efficiency and cost-effectiveness of accessing public records electronically;

  the effectiveness of security measures;

  the increased usage and continued reliability of the Internet; and

  the user acceptance of our online applications and services.

     We are subject to independent audits by our government customers. Deficiencies in our performance under a government contract could result in contract termination, reputational damage or financial penalties.

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

     We may be unable to integrate new technologies and industry standards effectively.

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

  continue to develop our technical expertise;

  develop and introduce new services, applications and technology to meet changing customer needs and preferences; and

  influence and respond to emerging industry standards and other technological changes in a timely and cost-effective manner.

     We cannot assure that we will be successful in responding to the above technological and industry challenges in a timely and cost-effective manner. If we are unable to integrate new technologies and industry standards effectively, our business could be harmed.

     We depend on the increasing use of the Internet and on the growth of online government information systems. If the use of the Internet and eGovernment information systems does not grow as anticipated, our business will be seriously harmed.

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

     We may be held liable for content that we obtain from government agencies.

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

     Concerns over transactional security may hinder the growth of our business.

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

     A compromise of our security or a perceived compromise of our security could severely harm our business. A party who is able to circumvent our security measures could misappropriate proprietary information, including customer credit card information, or cause interruptions or direct damage to our government portals. Also, should hackers obtain sensitive data and information, or create bugs or viruses in an attempt to sabotage the functionality of our applications and services, we may receive negative publicity, incur liability to our customers or lose the confidence of the governments with which we contract, any of which may cause the termination or modification of our government contracts. In December 2005, a security breach occurred which allowed an unauthorized party to gain access to the State of Rhode Island’s official Web site (which we operate through a contract between our New England Interactive, LLC subsidiary and the State of Rhode Island) and obtain personal information, including full credit card numbers for 4,117 credit cards, that was stored in one of the portal’s servers. For additional information on this matter, refer to the Company’s Form 8-K filed with the SEC on January 30, 2006.

     We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. However, protection may not be available at a reasonable price or at all.

     Our systems may fail or limit user traffic.

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

     Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of that assessment has required the commitment of significant financial and managerial resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

     The National Information Consortium Voting Trust owns a significant amount of our common stock, which may impede attempts to replace or remove our board or management.

     As of December 31, 2005, The National Information Consortium Voting Trust owned approximately 39% of our outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control or changes in management, or limiting the ability of other shareholders to approve or disapprove transactions that they may deem in their best interest.

ITEM 2. PROPERTIES

     Our principal administrative office occupies a total of approximately 9,000 square feet of leased space at 10540 South Ridgeview Road, Olathe, Kansas 66061. All of our subsidiaries also lease their facilities. We believe our current facilities are adequate to meet our needs for the foreseeable future. We do not anticipate acquiring property or buildings in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our stock trades on the Nasdaq National Market under the symbol “EGOV.” The following table shows the range of high and low closing sales prices reported on the Nasdaq National Market for the periods indicated. On February 28, 2006, the closing price of our common stock was $6.01.

     As of February 28, 2006, there were approximately 300 holders of record of shares of our common stock.

Dividend policy

     Within the last two years, we have not declared or paid any cash dividends on shares of our common stock and do not anticipate declaring or paying dividends on our common stock in the foreseeable future. We expect that we will retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K.

     From September 1999 through October 2000, we acquired four companies and formed one business alliance that comprised the majority of our software & services businesses. All business acquisitions in 1999 and 2000 were accounted for as purchases and the results of the acquired companies’ operations have been included in our results of operations from the respective dates of acquisition. Throughout this period of rapid expansion, and through the first half of 2002, we incurred substantial operating and net losses primarily as a result of these businesses. Included in results of operations for 2001 and 2002 were substantial charges relating to the amortization of intangible assets and goodwill arising from the acquisition of these businesses and formation of this business alliance. In addition, over the past several years, these businesses have undergone substantial organizational restructurings and consolidations and have incurred significant impairment losses, restructuring charges and contract losses. In 2001, we recorded impairment losses totaling $49.5 million relating to our NIC Commerce, NIC Technologies and NIC Conquest businesses. In 2002, we recorded impairment losses totaling $4.3 million relating to our AOL and IDT businesses. In 2001, we recorded restructuring charges totaling $374,000 relating to our NIC Commerce business.

     In 2001, we determined that the balance of revenues remaining to be recognized under NIC Conquest’s existing contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications. Estimated costs in excess of fixed contract prices of $6.0 million for completing these applications were expensed in 2001. We accrued additional anticipated losses of $3.5 million in 2002 based on revised estimates relating to then-existing contracts. Additionally, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K, we recorded a $5.0 million charge for the anticipated contract loss under our contract with the California Secretary of State in the first quarter of 2005.

     We also incurred substantial non-operating losses in 2001 and 2002 from our equity method investments in affiliates and joint ventures totaling $3.3 million and $1.2 million, respectively. We currently hold no such investments accounted for under the equity method.

     As part of a broad strategic refocusing of the Company on our profitable core outsourced portal business in mid-2002, we exited our eProcurement business, decided to wind down our transportation businesses and restructured the other software & services businesses in an effort to accelerate our path to profitability. The results of operations of our eProcurement business, NIC Commerce, have been classified as discontinued operations for all periods presented below. Loss from discontinued operations for 2001 and 2002 totaled $6.5 million and $2.0 million, respectively. We became profitable in the second half of 2002 and have been profitable since that time, with the exception of the first quarter of 2005, as a result of the $5.0 million charge we recorded on our software & services engagement with the California Secretary of State, as discussed above. We expect the Company to continue to be profitable and have focused the business on operations we believe have demonstrable ability to produce positive net income and sustainable cash flow in the future. However, any projections of future results of operations and cash flows are subject to substantial uncertainty.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution about Forward-Looking Statements

     This Form 10-K includes “forward-looking” statements about future financial results, future business changes and other events that haven’t yet occurred. For example, statements like we “expect,” we “believe,” we “plan, we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully.

What We Do – An Executive Summary

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

     Currently, we have contracts to provide portal outsourcing services for eighteen states under our self-funding business model. Our closest competitors operate no more than one state portal each. We also provide portal outsourcing services to three local governments.

     Our objective is to strengthen our position as the leading provider of Internet-based eGovernment services. Key strategies to achieve this objective include:

  Renew all current outsourced government portal contracts - We will strive to obtain renewal of all currently profitable outsourced government portal contracts. In the history of our company, we have not lost a contract renewal opportunity or re-bid process and are very proud of our highly reference-able list of government partners. In 2005, we won a re-bid competition and signed a new five-year contract with Tennessee, and won a re-bid competition and signed a new contract for up to five years with Alabama.

  Win new portal contracts - We intend to increase our number of government partners by leveraging our strong relationships with current government partners and our reputation for providing proven eGovernment services. We intend to continue marketing our services to new governments. Our expansion efforts include developing relationships and sponsors throughout an individual government entity, pursuing strategic technology alliances, making presentations at conferences of government executives with responsibility for information technology policy, and developing contacts with organizations that act as forums for discussions between these executives. In 2005, we entered into a one-year portal outsourcing contract with the state of South Carolina that includes renewal options for up to four additional years. Also in 2005, we entered into a five-year portal outsourcing contract with the state of Colorado that includes renewal options for up to four additional years.

  Increase transactional revenues from our existing government portals - We intend to increase transactional revenues from our existing government portals by building new applications and services and increasing the adoption of existing portal applications and services. We will accomplish this with new services offerings and expanded marketing initiatives. In addition, we will work closely with the governance entities in our partner portals to evaluate the pricing of new and existing services to encourage higher usage and increased revenue streams. We plan to continue our development of new online transactional services that enable government agencies to interact more effectively and efficiently with businesses, citizens and other government agencies. We will continue to work with government agencies, professional associations and other organizations to better understand the current and future needs of our customers. We will continue to work with our government partners to create awareness of the online alternatives to traditional government interaction through initiatives such as informational brochures, government voicemail recordings and inclusion of Web site information on government communication materials. In addition, we will continue to update our portals to highlight new government service information provided on the portals. We plan to work with professional associations to directly and indirectly communicate to their members the potential convenience, ease of use and other benefits of the services our portals offer.

  In addition to overall portal revenue growth, which includes both organic revenue growth and growth from new portal contract wins, an important financial metric that we use to gauge our success in increasing transactional revenues in our existing portal businesses is same state revenue growth. We define same state revenue growth as the growth in revenues from states in operation and generating DMV revenues for at least two full years. DMV revenues are transaction fees that we earn from the sale of driver history records through the portals we operate. Our long-term goal is to grow same state revenues 10-15% per year, absent online DMV record price increases. Same state portal revenues grew 17% in 2005, 20% in 2004 and 7% in 2003. As more fully described below, our same state revenue growth in 2003 was lower than normal due primarily to a 1% year-over-year decrease in same state DMV revenues. In 2004, same state DMV revenues grew by 14% primarily due to modest online DMV record price increases in two of our portal states in late 2003 and two portal states in late 2004. In 2005, same state DMV revenues grew by 9% primarily due to the DMV price increases in two of our portal states in late 2004. Historically, such price increases have been infrequent, and our ability to grow same state DMV revenues has been limited, as such revenues have been driven by broader economic factors outside of our control.

  An important component of same state revenue growth is the growth in non-DMV transaction revenues, which are transaction fees generated by other means than from the sale of DMV records, for transactions conducted primarily by business users and, to a lesser extent, consumer users through our portals. In 2005, same state non-DMV revenues grew 41%, up from 39% in 2004 and 35% in 2003. We are able to grow non-DMV revenues by continually deploying new revenue generating applications and by driving adoption of existing applications within our existing portal businesses. We believe the key factor in organically growing our revenues is to continually focus on driving adoption, and on implementation of new non-DMV revenue generating applications.

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

  An important financial metric that we use to gauge our portal profitability is portal gross profit   percentage, or gross profit rate, which is calculated by dividing portal gross profit (portal revenues minus cost of portal revenues, excluding depreciation) by portal revenues. Our long-term outlook is for our portal gross profit rate to be in the 47-50% range. Our portal gross profit rate was 49% in 2005 and 2004, up from 46% in 2003. New portal contract wins can have a short-term negative impact on our gross profit percentage during the start-up phase of a portal, as we incur costs to develop and implement the portal infrastructure prior to the time we begin to generate transaction revenues. Our portal gross profit could be similarly impacted in the future if we are successful in winning new portal contracts. In addition, a growing percentage of our non-DMV revenues are generated from online applications whereby users pay for information or transactions via credit cards. We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the merchant bank that processes the credit card transaction. We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we anticipate these revenues and the associated merchant card fees to continue to increase in the future, as these transactions contribute favorably to our operating income growth. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our shareholders and delivering value to our government partners through reinvestment in our portal operations.

We also view selling & administrative costs, expressed as a percentage of revenue, to be an important indicator of our success in controlling the year-over-year growth in our corporate level expenses. Selling & administrative costs as a percentage of revenue were 21% in 2005, 22% in 2004, and 23% in 2003. Going forward, we expect selling & administrative costs as a percentage of revenues to continue to decline modestly as our revenues grow and our corporate expenses increase modestly year over year.

Finally, our consolidated operating margin (operating income or loss divided by consolidated revenues) is an important measure of our overall profitability. This metric decreased to 17% in 2005, down from 21% in 2004, but up from 14% in 2003. The decrease in 2005 was mainly due to the effect of the adjustment under percentage of completion accounting recorded in the first quarter of 2005 relating to our contract with the California Secretary of State, which resulted in a $3.5 million reduction in software & services revenues in 2005 as further discussed below.

Overview of Business Models and Revenue Recognition

     We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category includes revenues and cost of revenues primarily from our subsidiaries operating government portals on an outsourced basis. The software & services category includes revenues and cost of revenues primarily from our corporate filings, ethics & elections and transportation businesses. We currently derive revenue from two main sources: transaction-based fees and fees for application development. Each of these revenue types and the corresponding business models are further described below.

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

  Software development & portal management: these are fees from the performance of software development projects and other time and materials services for our government partners. While we actively market these services, they do not have the same degree of predictability as our transaction-based revenues.

     The highest volume, most commercially valuable service we offer is electronic access to DMV records through our insurance industry records exchange network. This service accounted for approximately 62% of our portals revenues in 2005, 63% in 2004 and 62% in 2003. We believe that while this application will continue to be an important source of revenue, its contribution as a percentage of total revenues on an individual portal basis will decline modestly as other sources grow. ChoicePoint, which resells these records to the auto insurance industry, accounted for approximately 46% of portal revenues in 2005 and 2004, and 47% in 2003. We expect portal revenues as a percentage of total revenues to continue to increase in future years as we continue to wind down certain of our software & services businesses.

     In our outsourced portal businesses for 2005, DMV transaction-based revenues represented approximately 62% of portal revenues, non-DMV transaction-based revenues represented approximately 35%, and software development & portal management represented 3%. We expect software development & portal management revenues as a percentage of total portal revenues to decline in the future due to our focus on growing transaction-based revenues, which are more predictable and recurring in nature. Approximately 90% of our transaction-based revenues related to business-to-government transactions, while the remaining 10% related to citizen-to-government transactions.

     Transaction-based revenues from our outsourced state portal business units are highly correlated to population, but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises and the government entity’s development of policy and information technology infrastructure supporting electronic government.

     ChoicePoint and other data resellers and companies who access DMV records electronically through our insurance industry records exchange network have entered into contracts with the portals our subsidiaries operate to request these records from the states of Alabama, Arkansas, Colorado, Hawaii, Idaho, Indiana, Iowa, Kansas, Kentucky, Maine, Montana, Nebraska, Oklahoma, Rhode Island, South Carolina, Tennessee, Utah and Virginia. Under the terms of these contracts, we provide data resellers with driver’s license and traffic records that vary by contract, for fees that currently range from $2.00 to $18.00 per record requested. The fees charged to all entities that access DMV records are the same for records of a particular state. We typically collect the entire fee, of which a certain portion is remitted to the state by statute. These contracts are generally self-renewing until canceled by one side or the other, and generally may be terminated at any time after 60-days notice. These contracts may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, these contracts are immediately terminable if the state statute allowing for the public release of these records is repealed.

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

     We expense as incurred all employee costs to start up, operate and maintain outsourced government portals as costs of performance under the contracts because, after the completion of a defined contract term, the government entities with which we contract typically receive a perpetual, royalty-free license to the applications we developed. Such costs are included in cost of portal revenues in the consolidated statements of income.

Our software & services businesses

UCC and corporate filings

     Our UCC and corporate filings software development business derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method. At December 31, 2005, this business was primarily engaged in servicing its contract with the California Secretary of State, as further discussed below, and no longer markets its applications and services in respect of new engagements.

Ethics & elections

     Our ethics & elections business derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided. At December 31, 2005, our ethics & elections business was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.

Transportation

     Our transportation business has historically derived the majority of its revenues from cost-plus time and materials application development contracts with governments and recognizes revenues as services are provided. Revenues from our transportation business were not significant in 2003, 2004 and 2005. We decided to wind down our transportation business in 2002 and do not expect to generate substantial revenues from this business in 2006.

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

Application development contracts

     Our UCC and corporate filings software development business, NIC Conquest, derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method, utilizing costs incurred to date as compared to the estimated total costs for each contract. This method is used because management considers expended costs to be the best available measure of progress on our fixed-price contracts and results in our recognizing contract revenues over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on management’s estimates of contract revenues and costs. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Use of the percentage of completion method requires that management be able to reasonably estimate total contract costs and costs to complete at each reporting date. We continuously review and reassess our estimates of contract profitability.

     Our UCC and corporate filings software development business has incurred substantial losses under its fixed-price contracts primarily due to cost overruns. As recently as the first quarter of 2005, we recorded a $5.0 million charge due to anticipated cost overruns on our contract with the California Secretary of State (as further discussed below and in Note 2 to the Notes to Consolidated Financial Statements included in this Form 10-K). It is possible that our costs will similarly exceed revenues in the future, as a result of unforeseen difficulties in the creation of an application called for in a contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs, delays in completing a contract, or other reasons. If this occurs, particularly on our contract with the California Secretary of State, our results of operations, financial condition and cash flows could be seriously harmed. Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that our estimates will change in the near term.

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

     We have a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses. These losses generated significant federal tax net operating losses, or NOLs. We had available at December 31, 2005, total NOL carryforwards for federal tax purposes of approximately $55.2 million that will expire in the years 2020 ($17.8 million), 2021 ($27.1 million) and 2022 ($10.3 million), respectively. We became profitable in the second half of 2002. We expect the Company to continue to be profitable and generate taxable income, and have focused the business on operations that have demonstrable ability to produce positive taxable income and sustainable cash flow in the future. We believe it is more likely than not that we will generate sufficient taxable income from future operations to fully utilize the NOL carryforwards prior to expiration. Based on our current projections, we expect to fully utilize the NOL carryforwards by the end of 2008. The recorded amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. There is considerable management judgment necessary to determine future taxable income, and accordingly, actual results could vary significantly from such estimates. For additional discussion of deferred income taxes, see “Deferred Tax Assets” section below and Note 9 to the Notes to Consolidated Financial Statements included in this Form 10-K. For the years ended December 31, 2005 and 2004, total net deferred tax assets, including NOL carryforwards, comprised approximately 25% and 34%, respectively, of our total assets.

Financial Analysis of Years Ended December 31, 2005, 2004 and 2003

     In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

First Quarter 2005 Charge – California Secretary of State Contract

     Results of operations for the year ended December 31, 2005 include a $5.0 million charge we recorded on our software & services engagement with the California Secretary of State (“SOS”) in the first quarter of 2005, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K. Prior to the first quarter of 2005, key elements of our obligations under the California SOS contract were subcontracted to various third parties under fixed price contracts. At the end of the first quarter of 2005, as a result of system delivery issues and the concern over the ability of one of the two remaining subcontractors to meet the criteria set forth by the California SOS, we determined we would assume the lead project manager role on the contract, which was previously performed by this subcontractor. As a result of this change, we further evaluated the status of the project and concluded that a further modification to the management and oversight structure of the project was necessary to improve performance under the contract and that additional internal project management and technical personnel would be required on the engagement. We also reevaluated the expected completion date of the project, which was previously estimated to be in the first quarter of 2006, and determined to revise the estimated completion date to the end of 2006. As a result of our decision to commit these additional resources and the extension of the expected project completion date, we recorded a $5.0 million adjustment under percentage of completion accounting in the first quarter of 2005, as we expected to incur a loss of approximately $4.2 million on this project, instead of a previously projected profit of approximately $1.0 million.

     The effect of the adjustment under percentage of completion accounting in our consolidated statements of income resulted in a reduction of software & services revenues of approximately $3.5 million and an increase in cost of software & services revenues of approximately $1.5 million. The effect of the adjustment in our consolidated balance sheets was a reduction in unbilled revenues of approximately $3.5 million and an increase in application development contracts (a current liability) of approximately $1.5 million.

     On March 13, 2006, we entered into an amendment to this contract with the California SOS. Among other changes, the amendment reduces the aggregate contract value to from approximately $25 million to approximately $19 million and releases us from the obligation to deliver the business filings, or BE, portion of the project, except for maintenance of hardware and delivery of BE images as expressly set forth in the amendment. The amendment also sets forth the final criteria in order for the California SOS to accept the Uniform Commercial Code, or UCC, portion of the project and move it into the maintenance and operations phase.

     We are in the process of reviewing our cost estimates to complete based on the revised terms and conditions in the amendment and do not believe our estimated contract loss will exceed the $4.2 million estimate established in the first quarter of 2005. However, because of the inherent uncertainties surrounding the ultimate outcome of subcontract negotiations between our subcontractors and us as a result of the amendment, it is at least reasonably possible that the estimate will change in the near term. Further, it is possible that we will similarly incur cost overruns in the future as we have in the past as a result of unforeseen difficulties in the creation of an application called for in the contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs or other reasons. If this occurs, our results of operations, financial condition and cash flows could be adversely affected.

     We expect to record an adjustment under percentage of completion accounting in the first quarter of 2006 that will reduce both software & services revenues and cost of software & services revenues by approximately $2.1 - $2.3 million in our consolidated statements of income. The adjustment will also reduce unbilled revenues by approximately $2.1 - $2.3 million, accrued contract expenses by approximately $1.6 million and application development contracts by approximately $0.5 - $0.7 million in our consolidated balance sheets. However, subject to the uncertainties referred to above, this adjustment is not expected to affect operating income, net income or basic and diluted earnings per share.

     PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

     Portal revenues for 2005 increased 19%, or approximately $9.3 million, over 2004. Of this increase, 16%, or approximately $7.9 million, was attributable to an increase in same state portal revenues (states in operation and generating DMV revenues for two full years) and 5%, or approximately $2.2 million, was primarily attributable to our new portals in South Carolina ($1.4 million), which began to generate DMV revenues in June 2005, and Colorado ($1.1 million), which began to generate DMV revenues in October 2005. Revenues related to our Vermont and New Hampshire portals, from which we primarily earn software development and portal management revenues, decreased by approximately $0.3 million in 2005. Increases in same state and new portal revenues were partially offset by a $0.8 million decrease in revenues from our local portal business, primarily due to the wind down of certain of our less profitable local portals. In the first quarter of 2005, the Company ceased providing portal outsourcing services to Kent County, Michigan and the City of Tampa, Florida. Currently, the only local portals the Company services are those located in states where we operate an official state government portal.

     Same state portal revenues in 2005 increased 17%, or approximately $7.9 million, over 2004 primarily as a result of increased transaction revenues from our Tennessee, Indiana, Arkansas, Oklahoma and Kansas portals, among others. Same state DMV transaction-based revenues increased 9%, or approximately $2.7 million, in 2005 due mainly to price increases in two of our larger portal states in late 2004. Same state non-DMV transaction-based revenues increased 41%, or approximately $5.8 million, in 2005 due to the addition of several new revenue generating applications in existing portals. Partially offsetting these increases was a 25%, or approximately $0.6 million, decrease in same state software development & portal management revenues, as we continue to focus our growth efforts on recurring non-DMV transaction-based revenues, rather than on less predictable time and materials software development projects. We expect same state revenue growth in 2006 to decrease to between 10% and 15%, due primarily to a decrease in same state DMV revenue growth. Same state DMV revenue growth is expected to range from 1% to 3% in 2006, as we do not currently anticipate any new DMV price increases. Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.

     Portal revenues for 2004 increased 21%, or approximately $8.3 million, over 2003. Of this increase, 17%, or approximately $6.9 million, was attributable to an increase in same state portal revenues and 6%, or approximately $2.5 million, was attributable to our newer portals including Kentucky ($2.1 million), which began to generate DMV revenues in September 2003, and Alabama ($0.5 million), which began to generate DMV revenues in February 2003. These increases were partially offset by a decrease in revenues from our local portals, primarily due to the continued wind down of certain of our unprofitable local portal businesses. In 2004, the Company ceased providing local portal services to Dallas County, Texas, the City of Corpus Christi, Texas, and Washtenaw County, Michigan.

     Same state portal revenues in 2004 increased 20% over 2003 primarily as a result of increased transaction revenues from several of our portals, most notably Hawaii, Montana, Tennessee and Utah. Our same state revenue growth in 2004 was higher than the 7% growth we achieved in 2003 due in part to a 14% increase (approximately $3.2 million) in same state DMV revenues. This increase was mainly attributable to modest DMV price increases in two portal states in late 2003 and in two portal states in late 2004. In addition, same state non-DMV transaction based revenues increased 39%, or approximately $3.9 million, in 2004 due primarily to the addition of several new revenue generating applications in existing portals.

     COST OF PORTAL REVENUES. Cost of portal revenues in 2005 increased 18%, or approximately $4.6 million, over 2004. Of this increase, 18%, or approximately $4.6 million, was attributable to an increase in same state cost of portal revenues, and 5%, or approximately $1.2 million, was primarily attributable to new state portal businesses in South Carolina and Colorado. These increases were offset by a $1.2 million decrease in operating expenses from our local portals as a result of the wind down of certain of our unprofitable local portal businesses. Same state cost of portal revenues in 2004 increased 20%, or approximately $4.6 million, primarily as a result of the addition of personnel in several of our portals due to our continued growth and reinvestment in our core business. Also contributing to the increase in same state cost of portal revenues was an increase in bank fees. A growing percentage of our non-DMV revenues are generated from online applications whereby users pay for information or transactions via credit cards. On these transactions, we must pay an associated fee to the bank that processes the credit card transaction. We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we anticipate these revenues and the associated credit card fees to continue to increase in the future, as these transactions contribute favorably to our operating income growth.

     Our portal gross profit rate was 49% in 2005 and 2004. On a same state basis, our portal gross profit rate was 50%, down from 52% in 2004. While same state portal revenues grew by 17% in 2005, same state cost of portal revenues increased by approximately 20%, as further discussed above. Additionally, our new South Carolina and Colorado portal businesses earned a lower gross profit percentage in their first year of operations as compared to our other state portal businesses. New portal contract wins can have a short-term negative effect on our gross profit percentage in the start-up period of a portal as we incur costs to develop and implement the portal infrastructure prior to the time we begin to generate transaction revenues. We expect portal gross profit will be similarly affected in the future if we are successful in winning new portal contracts. We carefully monitor our portal gross profit percentage in an effort to balance generating a solid financial return and delivering value to our government partners through reinvestment in our portals.

     Cost of portal revenues in 2004 increased 15%, or approximately $3.3 million, over 2003. Of this increase, 15%, or approximately $3.1 million, was attributable to an increase in same state cost of portal revenues, and 4%, or approximately $0.8 million, was attributable to our newer state portal businesses, including Kentucky and Alabama. These increases were offset by a $0.7 million decrease in operating expenses from our local portals as a result of the continued wind down of certain of our unprofitable local portal businesses. Same state cost of portal revenues in 2004 increased 18%, or approximately $3.1 million, primarily as a result of the addition of personnel in several of our portals due to our continued growth and reinvestment in our core business. Also contributing to the increase in same state cost of portal revenues was an increase in bank fees, for reasons discussed above.

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

     The decrease in software & services revenues in 2005 primarily reflects the first quarter 2005 adjustment under percentage of completion accounting relating to our contract with the California Secretary of State, which resulted in a $3.5 million reduction in software & services revenues, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K. We recognize revenue on our contract with the California Secretary of State using the percentage of completion method as we make progress, utilizing costs incurred to date as compared to the estimated total cost for the contract. Software & services revenues in 2004 decreased 32%, or approximately $3.4 million, from 2003 primarily due to a decrease in revenues from our UCC & corporate filings software development business. We recognized approximately $4.1 million in revenue from our contract with the California Secretary of State in 2004 compared to $7.2 million in 2003.

     COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues in 2005 includes a charge of $1.5 million due to the effect of the adjustment under percentage of completion accounting relating to our contract with the California Secretary of State as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K. The decrease in cost of software & services revenues in 2004 was mostly due to a decrease in project costs incurred on our contract with the California Secretary of State, and was relatively consistent with the corresponding decrease in project revenues as further discussed above. In addition, in the third quarter of 2004, we reversed approximately $0.4 million in loss accruals relating to our legacy business filing contracts in Arkansas and Oklahoma, as these contracts were expected to cost less to complete than our previous estimates. This adjustment positively affected our software & services gross profit rate for 2004. Additionally, in the first quarter of 2004, we reduced our expected profit margin on our contract with the California Secretary of State from approximately 6% to 4% due to an increase in estimated costs to complete the contract as a result of adding project management resources to the project. This margin adjustment adversely affected our software & services gross profit rate for 2004.

     SELLING & ADMINISTRATIVE. Selling & administrative expenses as a percentage of revenue were 21%, 22% and 23% for 2005, 2004 and 2003, respectively. We expect selling & administrative costs as a percentage of revenues to continue to decline modestly as our revenues grow and our corporate expenses increase modestly year over year.

     INTEREST INCOME. Interest income reflects interest earned on our cash and marketable securities portfolio. In 2005, we began investing our excess cash in short-term marketable debt securities, consisting primarily of auction rate government-backed obligations. Our marketable securities portfolio totaled $20.5 million at December 31, 2005. Rising short-term interest rates throughout 2005 also contributed to the increase in interest income earned on these investments.

     EQUITY IN NET LOSS OF AFFILIATES. Equity in net loss of affiliates represents our share of losses of companies in which we have had equity method investments that give us the ability to exercise significant influence, but not control, over the investees. In the first quarter of 2000, we invested in two private companies involved in the eGovernment services industry, Tidemark and E-Filing, primarily for strategic purposes. In May 2001, a private technology company acquired Tidemark. We recognized a $0.3 million gain in the second quarter of 2003 relating to our previous equity investment in Tidemark. In May 2004, E-Filing repurchased the Company’s ownership interest in E-Filing for $535,000, which approximated the carrying value of the Company’s investment at the date of the repurchase. The Company had no investment balance remaining in E-Filing after the repurchase. At December 31, 2005 and 2004, we held no investments in affiliates or joint ventures accounted under the equity method.

     INCOME TAXES. Our effective tax rate was approximately 42% in 2005, 40% in 2004 and 16% in 2003. Our income tax provision in 2003 was less than the amount customarily expected due primarily to deferred tax asset adjustments recorded in the fourth quarter of 2003 totaling a benefit of approximately $1.8 million as more fully described in Note 9 to the Notes to Consolidated Financial Statements included in this Form 10-K. Prospectively, we expect our effective tax rate to be between 40% and 42%.

Liquidity and Capital Resources

     Net cash provided by operating activities was $21.2 million in 2005 compared to $14.6 million in 2004. This improvement was partially the result of a year-over-year increase in operating income, excluding non-cash charges and the $5.0 million adjustment on our contract with the California Secretary of State recorded under percentage of completion accounting, which did not affect operating cash flow in 2005. The effect of the adjustment relating to the California Secretary of State contract on our consolidated balance sheets was a reduction in unbilled revenues of approximately $3.5 million and an increase in application development contracts (a current liability) of approximately $1.5 million. The increase in accounts receivable and payable in the current period was partially attributable to a general increase in revenues across our portal businesses in 2005, including our South Carolina and Colorado portals (combined $2.1 million increase in accounts receivable and $1.9 million increase in accounts payable), which began to generate DMV revenues in June 2005 and October 2005, respectively. In addition, our Virginia portal entered into a contract amendment in late 2005 that required it to become the primary depositor of customer remittances, whereas customer remittances were previously deposited directly with the state. This change contributed to a $1.8 million increase in accounts receivable and a corresponding increase in accounts payable in 2005. Further, several of our state portals experienced an increase in fourth quarter tax payment processing from tax filing applications, including Idaho ($1.4 million increase in accounts receivable and $0.7 million increase in accounts payable) and Hawaii ($2.9 million increase in accounts payable), among others. Such tax payments are frequently made via ACH or credit cards at the end of the year, whereby we do not receive payment until after year-end. The majority of these tax receipts were remitted to our government partners in early January 2006.

     Net cash provided by operating activities was $14.6 million in 2004 compared to $3.5 million in 2003. This improvement was primarily the result of approximately $6.1 million in milestone payments received from the California Secretary of State and a year-over-year improvement in our operating income, excluding non-cash charges. These payments from the California Secretary of State contributed to the decrease in unbilled revenues in 2004. We recognize revenues on this contract under percentage of completion accounting as progress is made on the project. However, we do not receive regular progress payments from the California Secretary of State, which contributes to fairly significant fluctuations in unbilled revenues each reporting period. The increase in accrued expenses in 2004 was partially due to accrued subcontractor costs on this project, as we are not required to pay certain subcontractors until we receive major milestone payments under the contract. Approximately $1.0 million of the milestone payments received in 2004 were paid to certain subcontractors during the year. The decrease in accounts payable in 2004 was mainly attributable to the continued wind down of certain of our unprofitable local portal businesses during 2004, as further discussed above.

     We have a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses. These losses generated significant federal and state tax net operating losses, or NOLs, as further discussed below. As a result of our NOL carryforwards, we are not currently paying federal income taxes, with the exception of minimal amounts relating to alternative minimum tax, and are only paying minimal amounts of state income taxes in certain states. This positively impacts our operating cash flow and will continue to positively impact our operating cash flow during the NOL carryforward periods. Based on our current projections, we expect to fully utilize our federal NOL carryforwards by the end of 2008. For the years ended December 31, 2005, 2004 and 2003, combined federal and state income tax payments totaled approximately $0.5 million, $0.5 million and $0.4 million, respectively.

     We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the years ended December 31, 2005 and 2004 were approximately $215.2 million and $197.7 million, respectively. The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for the years ended December 31, 2005 and 2004 was 38 and 33, respectively.

     We believe that working capital is an important measure of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $51.2 million at December 31, 2005 from $35.7 million at December 31, 2004. Our current ratio, defined as current assets divided by current liabilities, at December 31, 2005 was 2.6 compared to 2.7 at December 31, 2004. The increase in our working capital was primarily attributable to an increase in total cash and marketable securities as a result of the significant increase in our operating cash flow in 2005.

     Cash used in investing activities in 2005 primarily reflects $20.5 million in net purchases of marketable debt securities in an effort to increase the investment income from our growing cash reserves, and $2.3 million of capital expenditures, which were for our new South Carolina and Colorado portals (approximately $0.9 million), in addition to normal fixed asset additions in our other outsourced portal business, including Web servers, purchased software and office furniture and equipment.

     Investing activities in 2004 resulted in net cash used of $0.6 million, reflecting $1.2 million in capital expenditures, which were partially offset by the maturity of marketable securities and proceeds from the sale of our minority investment in E-Filing (as further discussed in Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-K). Capital expenditures in 2004 were mainly attributable to computer equipment purchases relating to our move to a new data center for company-wide hosting and disaster recovery purposes, in addition to normal fixed asset additions in our portal business.

     Investing activities in 2003 resulted in net cash used of $1.5 million for capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment.

     Financing activities in 2005 resulted in net cash generated of approximately $7.8 million, reflecting a $3.0 million reduction in our cash collateral requirements under the financing arrangement that covers all of the Company’s outstanding letters of credit, as further discussed in Note 6 in the Notes to Consolidated Financial Statements included in this Form 10-K. Cash provided by financing activities in 2005 also reflects approximately $4.6 million in proceeds from the exercise of employee stock options and $0.1 million in proceeds from our employee stock purchase program. Although we cannot predict the annual amount of proceeds we expect to receive from employee stock options in the future, we expect that our employees will continue to exercise vested stock options that have intrinsic value. At December 31, 2005, approximately 1.1 million employee stock options were exercisable at a weighted average exercise price of $4.30 per share. The closing price of our common stock on December 30, 2005 was $6.16 per share.

     Financing activities in 2004 resulted in net cash generated of approximately $3.3 million, reflecting a $2.4 million reduction in our cash collateral requirements under the financing arrangement that covered all of the Company’s outstanding letters of credit, term note payable, which was paid off in 2004, and working capital line of credit (as further discussed in Note 6 in the Notes to Consolidated Financial Statements included in this Form 10-K). Financing activities in 2004 also reflect $1.2 million in proceeds from the exercise of employee stock options and $0.1 million in proceeds from our employee stock purchase program.

     Net cash provided by financing activities totaled approximately $2.0 million in 2003, primarily reflecting a $0.9 million decrease in restricted cash to collateralize a bank note payable and certain bank letters of credit issued on behalf of the Company, and $0.2 million in payments on the note payable. We received approximately $1.2 million in proceeds from the exercise of employee stock options and our employee stock purchase program.

     At December 31, 2005, our total unrestricted cash and marketable securities balance was $57.4 million compared to $30.8 million at December 31, 2004. At December 31, 2004, we had posted $3.0 million in cash as collateral for bank letters of credit issued on behalf of the Company. However, as further discussed in Note 6 of the Notes to Consolidated Financial Statements included in this Form 10-K, in April 2005, the cash collateral requirements under our current banking agreement were eliminated, and we are no longer required to cash collateralize letters of credit. We issue letters of credit as collateral for performance on certain of our government contracts, as collateral for certain performance bonds, and as collateral for certain office leases. These irrevocable letters of credit are generally in force for one year. Our collateral requirements have eased over time as we have continued to operate profitably and grow our earnings. However, even though we expect to be profitable in fiscal 2005 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis. We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability. If we are not able to sustain profitability, our cash collateral requirements may increase. Had we been required to post 100% cash collateral at December 31, 2005 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased and restricted cash would have increased by approximately $7.8 million.

     We do not believe the $5.0 million charge we recorded in the first quarter of 2005 relating to the California Secretary of State project or the recent contract amendment that reduces the project scope will have a significant effect on our future liquidity. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, and current growth initiatives for at least the next twelve months without the need of additional capital. However, we may need to raise additional capital before this period ends to further:

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
  respond to unforeseen competitive pressures; and
  acquire technologies beyond what is contemplated.

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

     At December 31, 2005, we were bound by performance bond commitments totaling approximately $7.3 million on certain government contracts. Of this amount, $5 million relates to the performance bond on our contract with the California Secretary of State, which is collateralized by a $5 million letter of credit. We have never had any defaults resulting in draws on performance bonds.

     We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements. While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts. The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2005 (in thousands):

Deferred Tax Assets

     At December 31, 2005, we have recorded net deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” totaling approximately $29.3 million. We estimate that we must generate at least $72.4 million of future taxable income to realize those deferred tax assets. To achieve a sufficient level of future taxable income, we intend to continue to pursue our current strategy of adding new government partners, broadening our service offerings in our existing government portals, and increasing transactional revenues from our existing government portals. Based on information currently known to management, we believe it is more likely than not that the Company will realize the deferred tax assets. The table below reconciles income before income taxes for financial statement purposes with taxable income before net operating loss carryforwards for federal income tax purposes (in thousands):

     The taxable income for federal income tax purposes includes deductible temporary differences. As of December 31, 2005, our net deductible temporary differences, exclusive of net operating loss carryforwards, total approximately $34.8 million. Our federal income tax loss carryforward of approximately $55.2 million expires as follows: $17.8 million expires in 2020, $27.1 million expires in 2021 and $10.3 million expires in 2022. Our state income tax loss carryforwards of approximately $48.7 million may be used over various periods ranging from 1 to 19 years. We are currently paying state income taxes in certain states. In addition, we are currently paying federal alternative minimum tax as a result of alternative minimum tax net operating loss deduction limits.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share–Based Payment,” that requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R eliminates the use of the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” that we currently use to account for our stock-based compensation plans. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. We will be required to adopt SFAS No. 123R in the first quarter of 2006. We currently expect to use the modified prospective transition method, which would not require us to restate our financial statements prior to the effective date of SFAS No. 123R. For vested stock option awards that are outstanding on January 1, 2006, the modified prospective method would not require us to record any additional compensation expense. For unvested stock option awards that are outstanding on January 1, 2006, awards that were previously included as part of the pro forma net income and earnings per share calculations of SFAS No. 123 would be charged to expense over the remaining vesting period, without any changes in measurement. For all new stock option awards that are granted or modified after January 1, 2006, we would use SFAS No. 123R’s measurement model, expense recognition, and settlement provisions. Based solely on the expected remaining unrecognized fair value of currently outstanding stock option awards we estimated for purposes of preparing our current SFAS No. 123 pro forma disclosures (see Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K), the effect of adopting SFAS No. 123R in 2006 on net income is expected to be approximately $0.6 million. We believe that equity-based compensation, like stock options, will continue to play an important role in supporting employee retention and providing individuals with long-term incentives to meet Company goals. We will consider granting stock options to Directors and employees in the future with exercise prices equal to then current market prices.

     As further discussed in Note 2 of the Notes to Consolidated Financial Statements included in this Form 10-K, on October 26, 2005, our Board of Directors approved the acceleration of vesting of all unvested options to purchase common stock of the Company that had an exercise price that was greater than the market price on that date. The closing price of our common stock on the Nasdaq National Market on October 26, 2005 was $5.63 per share. As a condition of the acceleration and to prevent unintended personal benefit, the Company’s Directors, executive officers and employees must refrain from selling common stock acquired upon the exercise of accelerated options until the original vesting date or, if earlier, termination of employment with or service to the Company. All other terms and conditions applicable to such options, including exercise prices, remain unchanged. This action resulted in the accelerated vesting of options to purchase 163,873 shares of common stock of the Company, or approximately six percent of the total of all then outstanding Company options.

     We accelerated the vesting of these options because we believed it was in the best interest of our shareholders to reduce future compensation expense that we would otherwise be required to report in our statement of income upon adoption of SFAS No. 123R in the first quarter of 2006. Further, because the options had exercise prices in excess of the current market price, they are viewed to have limited economic value and are not fully achieving their objective of incentive compensation and retention. Currently, we account for stock options using the intrinsic value method prescribed in APB No. 25 and provide pro forma footnote disclosure of the compensation expense associated with stock options as if we had applied the fair value recognition provisions of SFAS No. 123. As a result of the vesting acceleration, approximately $0.5 million in aggregate future expense will be eliminated over the next three fiscal years. The vesting acceleration did not result in compensation expense in the Company’s statement of income, but is reflected as additional stock-based employee compensation expense in the calculation of 2005 pro forma earnings in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K.

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
CONSOLIDATED STATEMENTS OF INCOME

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,		
	2003	2004	2005
Cash flows from operating activities:			
Net income	$ 6,327,907	$ 7,104,661	$ 6,363,076
Adjustments to reconcile net income to net cash provided by operating activities:			
Depreciation & amortization	1,783,164	1,495,252	1,602,879
Loss on disposals of property and equipment	11,551	—	—
Accretion of discount on marketable securities	(2,295)	—	—
Application development contracts	(1,094,104)	(464,654)	1,260,631
Deferred income taxes	852,418	4,330,885	4,150,803
Equity in net loss of affiliates	(106,716)	109,061	—
Changes in operating assets and liabilities, net of effects of acquisitions:			
(Increase) decrease in trade accounts receivable	(3,406,392)	261,348	(4,659,030)
(Increase) decrease in unbilled revenues	(5,660,799)	2,598,668	2,211,223
(Increase) decrease in prepaid expenses & other current assets	103,991	43,672	(320,014)
(Increase) decrease in other assets	29,442	23,313	(18,521)
Increase (decrease) in accounts payable	3,594,759	(1,951,482)	10,064,135
Increase in accrued expenses	1,419,608	1,020,798	376,804
Increase (decrease) in other current liabilities	(355,144)	(7,060)	165,426
Net cash provided by operating activities	3,497,390	14,564,462	21,197,412
Cash flows from investing activities:			
Purchases of property and equipment	(1,518,798)	(1,189,336)	(2,327,360)
Purchases of marketable securities	(497,705)	—	(35,500,000)
Maturities of marketable securities	500,000	250,000	15,000,000
Proceeds from sale of affiliate	—	300,005	—
Net cash used in investing activities	(1,516,503)	(639,331)	(22,827,360)
Cash flows from financing activities:			
Cash and cash equivalents - restricted	937,021	2,363,033	3,000,000
Payments on notes and debentures payable	(169,877)	(363,033)	—
Proceeds from employee common stock purchases	72,487	116,746	121,761
Proceeds from exercise of employee stock options	1,160,796	1,186,391	4,640,928
Net cash provided by financing activities	2,000,427	3,303,137	7,762,689
Net increase in cash and cash equivalents	3,981,314	17,228,268	6,132,741
Cash and cash equivalents, beginning of year	9,559,086	13,540,400	30,768,668
Cash and cash equivalents, end of year	$13,540,400	$30,768,668	$ 36,901,409
Other cash flow information:			
Interest paid	$ 20,927	$ 10,852	$ —
Income taxes paid	$ 382,358	$ 465,172	$ 450,745

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION

The Company

     NIC Inc. (the “Company” or “NIC”), formerly National Information Consortium, Inc., is a provider of eGovernment services that helps governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. The Company accomplishes this currently through two divisions: its primary portal outsourcing businesses and its software & services businesses.

     In its primary portal outsourcing business, the Company designs, builds and operates Internet-based portals on behalf of state and local governments desiring to provide access to government information and to complete government-based transactions online. These portals consist of Web sites and applications the Company has built that allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver’s license records or filing a government-mandated form or report. Operating under multiple-year contracts (see Note 3), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. The Company’s self-funding business model allows it to reduce its government partners’ financial and technology risks and generate revenues by sharing in the fees the Company collects from eGovernment transactions. The Company’s government partners benefit through gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient and more cost-effective means to interact with governments. The Company is typically responsible for funding up front investment and ongoing operational costs of the outsourced government portals. In July 1999, the Company completed its initial public offering of common stock.

     The Company’s software & services businesses primarily include its UCC and corporate filings software development business and its ethics & elections business. The Company’s UCC and corporate filings software development business, NIC Conquest, is a provider of software applications and services for electronic filings and document management solutions for governments. This business focuses on Secretaries of State, whose offices are state governments’ principal agencies for UCC and corporate filings. Currently, NIC Conquest is primarily engaged in servicing its contract with the California Secretary of State and is not actively marketing its applications and services in respect of new engagements. The Company’s ethics & elections business, NIC Technologies, designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies. Currently, NIC Technologies is primarily engaged in servicing its contracts with the Federal Election Commission and the State of Michigan. The Company’s transportation business, IDT, is a provider of business-to-government reporting and filing software for the transportation industry. In 2002, the Company decided to wind down substantially all of IDT’s operations. The Company may incur costs in future periods to exit this business. However, the Company does not believe these costs will have a material adverse affect on the Company’s financial condition, results of operations or liquidity.

Basis of presentation

     The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category includes revenues from the Company’s subsidiaries operating government portals under long-term contracts on an outsourced basis. The software & services category includes revenues primarily from the Company’s software & services businesses. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, and depreciation & amortization. Cost of portal revenues consist of all direct costs associated with operating government portals on an outsourced basis including employee compensation, telecommunications and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consist of all direct project costs to provide software development and services such as employee compensation, subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, legal and finance, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative costs also consist of corporate-level expenses for market development and public relations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

     The accompanying consolidated financial statements consolidate the Company together with all of its direct and indirect wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and cash equivalents

     Cash and cash equivalents primarily include cash on hand in the form of bank deposits and money market funds. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all non-restricted highly liquid instruments purchased with an original maturity of one month or less to be cash equivalents.

Cash and cash equivalents – restricted

     Cash and cash equivalents – restricted consists of bank deposits and money market funds that have been segregated to collateralize primarily bank letters of credit issued on behalf of the Company.

Marketable securities

     The Company’s marketable securities at December 31, 2005 were classified as available-for-sale and consisted of short-term auction rate government-backed obligations. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders’ equity as accumulated other comprehensive income or loss until realized. The cost of securities sold is based on the specific identification method. The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date. Gross realized gains and losses and unrealized holding gains and losses through December 31, 2005 were not significant.

Unbilled revenues

     Unbilled revenues consist of revenues earned in excess of billings under long-term application development contracts accounted for under the percentage of completion method relating to the Company’s UCC and corporate filings software development business and revenues earned in excess of billings relating to the Company’s ethics & elections business. Unbilled revenues arise when revenues have been recorded but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance including, among others, achievement of certain milestones and completion of services during a specified period.

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

     Unbilled revenues relating to the Company’s contract with the California Secretary of State at December 31, 2004 and 2005 were approximately $5.6 million and $3.4 million. Unbilled revenues relating to the Company’s ethics & election business at both December 31, 2004 and 2005 were $0.2 million.

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

Software development costs and intangible assets

     The Company expenses as incurred all employee costs to start up, operate and maintain government portals on an outsourced basis as costs of performance under the contracts because, after the completion of a defined contract term, the government entities with which the Company contracts typically receive a perpetual, royalty-free license to the applications the Company developed. Such costs are included in cost of portal revenues in the consolidated statements of income.

     The Company accounts for the costs of developing internal use computer software in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (“EITF”) Issue 00-2, “Accounting for Website Development Costs.” Costs capitalized pursuant to EITF Issue 00-2 would be included as part of the total of internal use software development costs capitalized pursuant to SOP 98-1.

     The net carrying value of intangible assets at December 31, 2004 and 2005 was not significant and was included in other long-term assets in the consolidated balance sheets. At December 31, 2005, intangible assets consisted primarily of capitalized internal use software development costs and were not yet being amortized.

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

Software & services revenues

     The Company’s UCC and corporate filings software development business recognizes revenues from fixed-fee, long-term application development contracts on the percentage of completion method, utilizing costs incurred to date as compared to the estimated total costs for each contract, following the guidance outlined in Alternative B as set forth in paragraph .81 of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company primarily includes internal labor and subcontractor labor costs in actual and estimated total costs for purposes of determining the percentage of completion for each contract. The Company also includes costs for hardware and software provided directly to the customer as part of the system and other direct project costs such as travel in actual and estimated total costs, but does not include such costs for determining the percentage of completion for each contract. The Company recognizes revenue and expenses for such costs with no associated profit margin. Contract revenues and estimated costs to complete are adjusted to reflect change orders when approved by the customer and the Company regarding both scope and price. Revenues and profits from these contracts are based on the Company’s estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated contract losses are charged to operations as soon as determinable.

     In September 2001, NICUSA and the Company’s NIC Conquest subsidiary were awarded a five-year, $25 million contract by the California Secretary of State (the “California SOS”) to develop and implement a comprehensive information management and filing system. Revenues are recognized on the California SOS contract using the percentage of completion method utilizing costs incurred to date as compared to the estimated costs for the contract, as further described above. The Company believes costs incurred are a more representative measure of project progress than either the completion of billing or significant project milestones, as most of the significant milestone payments under this contract are concentrated toward the latter half of the project and do not appropriately reflect project progress and project costs incurred, especially in between milestone payment dates. The contract contains early termination clauses that give the California SOS the right to terminate early including, among others, termination for non-appropriation of funds and termination for convenience. Such early termination clauses are generally standard in most government contracts and are not unique to the Company’s contract with the California SOS. However, in the event the contract is terminated for non-appropriation of funds, the Company would be required to take back any affected goods furnished under the contract and to relieve the California SOS of any further obligations therefrom. The Company does not recognize revenues in excess of what has been appropriated for the project. If the contract is terminated for the convenience of the State, the parties are to negotiate a settlement, which the Company believes would include billed and unbilled receivables for goods, manufacturing materials and/or services performed or delivered under the contract.

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

     On March 13, 2006, the Company and the California SOS entered into an amendment to the contract as further discussed in Note 13.

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

Stock-based compensation

     The Company accounts for its stock-based compensation plans, which are described more fully in Note 10, using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company records as compensation expense the amount by which the fair value of common stock sold to employees exceeds the amount paid. Any excess of fair value of the price of the Company’s common stock over the exercise price for options granted to employees or nonemployee directors is recorded as deferred compensation expense within shareholders’ equity and amortized as stock compensation expense ratably over the vesting period. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

     The fair value of each option grant was determined using the Black-Scholes option-pricing model. The following assumptions were applied in determining pro forma compensation cost for the years ended December 31, 2003, 2004 and 2005:

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

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share–Based Payment,” that requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R eliminates the use of the intrinsic value method prescribed in APB No. 25 that the Company currently uses to account for its stock-based compensation plans. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in the first quarter of 2006. The Company currently expects to use the modified prospective transition method, which would not require the Company to restate its financial statements prior to the effective date of SFAS No. 123R. For vested stock option awards that are outstanding on January 1, 2006, the modified prospective method would not require the Company to record any additional compensation expense. For unvested stock option awards that are outstanding on January 1, 2006, awards that were previously included as part of the pro forma net income and earnings per share calculations of SFAS No. 123 would be charged to expense over the remaining vesting period, without any changes in measurement. For all new stock option awards that are granted or modified after January 1, 2006, the Company would use SFAS No. 123R’s measurement model, expense recognition, and settlement provisions. Based solely on the expected remaining unrecognized fair value of currently outstanding stock option awards the Company estimated for purposes of preparing its current SFAS No. 123 pro forma disclosures above, the effect of adopting SFAS No. 123R in 2006 on net income is expected to be approximately $0.6 million. The Company believes that equity-based compensation, like stock options, will continue to play an important role in supporting employee retention and providing individuals with long-term incentives to meet Company goals. The Company will consider granting stock options to Directors and employees in the future with exercise prices equal to then current market prices.

     On October 26, 2005, the Board of Directors of the Company approved the acceleration of vesting of all unvested options to purchase common stock of the Company that had an exercise price that was greater than the market price on that date. The closing price of the Company’s common stock on the Nasdaq National Market on October 26, 2005 was $5.63 per share. As a condition of the acceleration and to prevent unintended personal benefit, the Company’s Directors, executive officers and employees must refrain from selling common stock acquired upon the exercise of accelerated options until the original vesting date or, if earlier, termination of employment with or service to the Company. All other terms and conditions applicable to such options, including exercise prices, remain unchanged. This action resulted in the accelerated vesting of options to purchase 163,873 shares of common stock of the Company, or approximately six percent of the total of all then outstanding Company options. Of this amount, 142,500 options had been granted to either directors or executive officers of the Company.

     The Company accelerated the vesting of these options because it believed it was in the best interest of its shareholders to reduce future compensation expense that the Company would otherwise be required to report in its statement of income upon adoption of SFAS No. 123R in the first quarter of 2006. Further, because the options have exercise prices in excess of the current market price, they are viewed to have limited economic value and are not fully achieving their objective of incentive compensation and retention. As a result of the vesting acceleration, approximately $0.5 million in aggregate future expense will be eliminated over the next three fiscal years. The vesting acceleration did not result in compensation expense in the Company’s statement of income, but is reflected as additional stock-based employee compensation expense in the calculation of 2005 pro forma earnings above.

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

Comprehensive income

     The Company has no material components of other comprehensive income or loss and, accordingly, the Company’s comprehensive income is approximately the same as its net income for all periods presented.

Earnings per share

     Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period and common stock equivalents that would arise from the exercise of employee common stock options and common stock warrants using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2003, 2004 and 2005:

     Outstanding employee common stock options totaling 1.8 million common shares and outstanding common stock warrants issued to AOL totaling 0.6 million common shares during the year ended December 31, 2003, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the period. Outstanding employee common stock options totaling 0.7 million and 0.6 million common shares during the years ended December 31, 2004 and 2005, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.

Concentration of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with high credit quality financial institutions. The Company is subject to concentrations of credit risk and interest rate risk related to its short-term marketable securities. The Company’s credit risk is managed by limiting the amount of investments placed with any one issuer, investing primarily in government-backed debt instruments with maturities of less than one year. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. Due to the high credit worthiness of the Company’s customers, consisting mainly of data resellers, insurance companies and governmental entities, the Company considers accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts has been recorded.

Segment reporting

     The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 uses the “management” approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s segments. SFAS No. 131 also requires disclosures about products and services and major customers. See Note 12.

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

     The following is a summary of the Company’s eighteen outsourced state government portal contracts that are primarily funded with transaction fees paid by users at December 31, 2005:

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

     Depreciation expense for the years ended December 31, 2003, 2004 and 2005, was $1,640,638, $1,438,253 and $1,602,879, respectively.

5. INVESTMENTS IN AFFILIATES AND JOINT VENTURES

     In March 2000, NIC completed a $5 million cash investment in E-Filing.com, Inc. (“E-Filing”), a provider of online filing applications for legal services, giving NIC ownership of 21% of E-Filing, a non-pubic company, through 2,433,800 shares of Series A voting Preferred Stock. The investment was accounted for under the equity method. In May 2004, E-Filing repurchased the Company’s ownership interest in E-Filing for $535,000, which approximated the carrying value of the Company’s investment at the date of the repurchase. The Company received approximately $300,000 in cash and a $235,000 subordinated promissory note with principal plus 5% interest payable annually in three equal installments on each of the first, second and third anniversary dates of the issuance of the note. The Company had no investment balance remaining in E-Filing after the repurchase. At December 31, 2004 and 2005, the balance of the promissory note was $235,000 and $157,000, respectively.

6. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

     The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases. These irrevocable letters of credit are generally in force for one year, for which the Company pays bank fees of approximately 1.25% to 1.5% of face value per annum. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $6.4 million and $5.4 million at December 31, 2004 and 2005, respectively.

     The Company has a $500,000 working capital line of credit, which was unused at December 31, 2004 and 2005.

     At December 31, 2004, the Company had pledged $3.0 million of its cash as collateral under the financing arrangement that covers the Company’s outstanding letters of credit and working capital line of credit, and had given the issuing bank a security interest in certain of its accounts receivable and other assets. The Company classifies cash used for collateral purposes as restricted in its consolidated balance sheets. In April 2005, the Company’s collateral requirements under its current banking agreement were eliminated, and the Company is no longer required to collateralize letters of credit.

     The Company has a $500,000 line of credit with a separate bank in conjunction with a corporate credit card agreement.

     In August 2001, the Company borrowed $1.0 million from a bank in the form of a promissory note payable to finance the purchase of certain hardware and software components for its discontinued eProcurement business. In July 2004, the Company paid off the note in full and had no balance remaining.

7. COMMITMENTS AND CONTINGENCIES

Operating leases

     The Company and its subsidiaries lease office space and certain equipment under noncancellable operating leases. Future minimum lease payments under all noncancellable operating leases at December 31, 2005 are as follows:

     Rent expense for operating leases for the years ended December 31, 2003, 2004 and 2005 was approximately $1,603,000, $1,491,000 and $1,538,000, respectively.

Litigation

     The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any legal proceedings.

8. SHAREHOLDERS’ EQUITY

Common stock

     On June 30, 1998, the Company and the National Information Consortium Voting Trust (the “Voting Trust”) consisting of all the Company’s then current shareholders entered into a stock purchase agreement for the Company’s shareholders to sell a 25% interest in the Company to an investment management firm. The Company did not receive any of the proceeds from the sale. Under the Voting Trust agreement, two principal shareholders have the right to vote all of the Voting Trust’s common shares and to sell all or any part of such shares. In 2003, the Voting Trust distributed 5% of its shares of NIC common stock to its members. In January 2005, the Voting Trust distributed 10% of its shares of NIC common stock to its members. At December 31, 2004 and 2005, the Voting Trust held approximately 26.1 million shares and 23.5 million shares, respectively, of NIC common stock. In January 2006, the Voting Trust sold 2.0 million shares of NIC common stock in the open market. After this sale, the Voting Trust held approximately 21.5 million shares of NIC common stock.

Common stock transactions and additional paid-in capital

     As a condition of separation and severance from the Company in the second quarter of 2002, a former executive had the right to request the Company to repurchase all of the shares of the Company’s common stock, totaling 149,488 shares, beneficially owned by the former executive that were held of record in the Voting Trust for $1.44 per share. In October 2002, the former executive exercised this right and caused the Company to repurchase his Voting Trust units for $215,260. The shares of NIC common stock represented by the Voting Trust Units have been recorded as treasury stock in the consolidated balance sheets. In 2003, the Voting Trust distributed 5% of its shares of NIC common stock to its members. This affected 7,474 shares of NIC common stock held by the Company as treasury stock. The Company retired these shares in 2003, which had an assigned value of $10,763. At December 31, 2004, the Company had 142,014 shares remaining in treasury stock. In 2005, the Voting Trust distributed 10% of its shares of NIC common stock to its members. This affected 14,201 shares of NIC common stock held by the Company as treasury stock. The Company retired these shares in February 2005, which had an assigned value of $20,449, and had 127,813 shares remaining in treasury stock at December 31, 2005. In January 2006, the Voting Trust sold 2.0 million shares of NIC common stock in the open market. This affected 11,100 shares of NIC common stock held by the Company as treasury stock. The Company received $64,965 in proceeds from the sale. These shares had an assigned value of $15,984, which was credited to treasury stock, with the remaining $48,981 credited directly to additional paid-in capital.

     During 2003, 2004 and 2005, certain employees and directors of the Company exercised non-qualified stock options. As a result, the Company received federal income tax deductions. The tax benefit for the deductions of $546,623 for 2003, $688,604 for 2004 and $1,781,364 for 2005 were credited directly to additional paid-in capital.

9. INCOME TAXES

     The provision for income taxes consists of the following:

     Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31:

     For federal income tax purposes, the Company had available at December 31, 2005, total net operating loss (“NOL”) carryforwards of approximately $55.2 million that will expire in 2020 ($17.8 million), 2021 ($27.1 million) and 2022 ($10.3 million). The Company believes it is more likely than not it will generate sufficient taxable income from future operations to fully utilize the NOL carryforwards prior to expiration. The amount of the deferred tax asset considered realizable relating to these NOL’s could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

     In 2003, the Company completed an internal reorganization and legal entity restructuring plan to simplify its corporate structure, standardize business development and contracting practices, increase internal operating efficiencies through reduced administrative costs, and concentrate all companies under one subsidiary, NICUSA. Most operating subsidiaries were converted to single member limited liability companies (LLCs) directly owned by NICUSA. Management believes the restructuring will be treated as tax-free reorganizations or liquidations. As a result of the restructuring, certain NOL carryforwards relating to the Company’s NIC Conquest business that were generated prior to the date the Company acquired 100% ownership of NIC Conquest can now be utilized by NICUSA. Consequently, the Company released a deferred tax asset valuation allowance relating to NIC Conquest totaling $3,214,026 in 2003.

     In 2003, management identified certain deferred tax assets pertaining to section 197 intangible asset amortization that the Company had not recognized since the acquisition of NIC Conquest in January 2000. Accordingly, the Company recognized an additional deferred tax asset totaling $1,483,386. The Company also identified certain estimated state NOL carryforwards that it had previously recognized that it might be unable to use. Based on a review of applicable state tax statutes, the Company concluded that there is substantial doubt it would be able to realize the full amount of certain estimated NOL carryforwards in states where the Company cannot file a consolidated income tax return. As a result, in the fourth quarter of 2003, the Company reduced its net deferred tax asset by $483,386.

     At December 31, 2004 and 2005, the Company’s total deferred tax asset valuation allowance was $4,341,138. Of this amount, $3,792,358 related to capital losses realized on certain of the Company’s previous equity method investments, and $548,780 related to an expected capital loss on the Company’s investment in a European joint venture. At present, there is substantial doubt about the Company’s ability to generate capital gains in the future. During 2003 and 2004, the Company increased the valuation allowance relating to these investments by $2,495,875 and $48,588, respectively.

     The following table reconciles the effective income tax rate indicated by the consolidated statements of income and the statutory federal income tax rate:

10. EMPLOYEE BENEFIT AND STOCK OPTION PLANS

Defined Contribution 401(k) Profit Sharing Plan

     The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment. A discretionary match of up to 5% of an employee’s salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $207,000, $222,000 and $477,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Employee Stock Purchase Plan

     In May 1999, the Company’s Board of Directors approved an employee stock purchase plan intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan permit eligible employees to purchase NIC common stock through payroll deductions up to 15% of each employee’s compensation. Amounts deducted and accumulated by the participant will be used to purchase shares of NIC’s common stock at

85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined in the plan. In the offering period commencing on April 1, 2002 and ending on March 31, 2003, 48,731 shares were purchased. In the offering period commencing on April 1, 2003 and ending on March 31, 2004, 80,325 shares were purchased. In the offering period commencing on April 1, 2004 and ending on March 31, 2005, 30,031 shares were purchased. The next offering period under this plan commenced on April 1, 2005. The closing fair market value of NIC common stock on the first day of the current offering period was $4.59 per share.

Stock Option Plans

     The Company has two formal stock option plans (the “NIC” plan and the “SDR” plan) to provide for the granting of either incentive stock options or non-qualified stock options to encourage certain employees of the Company and its subsidiaries, and certain directors of the Company, to participate in the ownership of the Company, and to provide additional incentive for such employees and directors to promote the success of its business through sharing the future growth of such business. The NIC plan was adopted in May 1998 and amended in November 1998, May 1999 and May 2004. Under the NIC plan, the Company is authorized to grant options for up to 9,286,754 common shares. Employee options are generally exercisable one year from date of grant in cumulative annual installments of 25% to 33% and expire four to five years after the grant date. At December 31, 2005, a total of 1,625,092 options were available for future grants under the NIC plan. The SDR plan was adopted in May 2000 in conjunction with NIC’s acquisition of SDR. Under the SDR plan, the Company is authorized to grant options for up to 229,965 common shares. No options that are in addition to those granted upon the close of the SDR acquisition will be granted under the SDR plan. There have been no option repricings under the plans.

     A summary of the activity under the Company’s stock option plans for the years ended December 31, 2003, 2004 and 2005 is presented below:

     In 2003, the Company granted 1,633,200 options with exercise prices equal to the market price of the Company’s common stock on the grant dates. The weighted average exercise price of such shares was $3.45 and the weighted average grant-date fair value was $2.29. Additionally, in 2003, the Company granted 247,043 options with exercise prices that exceeded the market price of the Company’s common stock on the grant date. The weighted average exercise price of such shares was $3.45 and the weighted average grant-date fair value was $1.93. In 2004 and 2005, all options were granted with exercise prices equal to the market price of the Company’s common stock on the grant dates.

     The following table summarizes information about stock options outstanding under the Company’s stock option plans at December 31, 2005:

11. RELATED PARTY TRANSACTIONS

     The Company rented an aircraft on an hourly basis from a company that is owned by two shareholders/ directors of the Company at costs that the Company believes are reasonable compared to similar services provided by third parties. One of these directors is the current Chairman and Chief Executive Officer of the Company. In 2003, 2004 and 2005, payments made to this company totaled approximately $565,000, $399,000 and $114,000, respectively.

12. REPORTABLE SEGMENTS AND RELATED INFORMATION

     The Company’s two reportable segments consist of its Outsourced Portal businesses and Software & Services businesses. The Outsourced Portals segment includes the Company’s subsidiaries operating outsourced government portals and the corporate divisions that directly support portal operations. The Software & Services segment primarily includes the Company’s UCC and corporate filings software development business (NIC Conquest), ethics & elections filings business (NIC Technologies) and transportation business (IDT). Each of the Company’s Software & Services businesses is an operating segment and has been aggregated to form the Software & Services reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.” There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all segments.

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

     The table below reflects summarized financial information for the Company’s reportable segments for the years ended December 31:

     The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the years ended December 31:

     The highest volume, most commercially valuable service the Company offers is access to motor vehicle records through the Company’s outsourced government portals, referred to as DMV records. This service accounted for approximately 62%, 63% and 62% of the Company’s portal revenues in 2003, 2004 and 2005, respectively, and approximately 49%, 55% and 60% of the Company’s total revenues in 2003, 2004 and 2005, respectively.

     A primary source of revenue is derived from data resellers, who use the Company’s government portals to access DMV records for sale to the auto insurance industry. For the year ended December 31, 2003, one of these data resellers accounted for approximately 47% of the Company’s portal revenues and 37% of the Company’s total revenues. For the year ended December 31, 2004, one of these data resellers accounted for approximately 46% of the Company’s portal revenues and 40% of the Company’s total revenues. For the year ended December 31, 2005, one of these data resellers accounted for approximately 46% of the Company’s portal revenues and 45% of the Company’s total revenues. At December 31, 2005, this one data reseller accounted for approximately 47% of the Company’s accounts receivable.

     For the year ended December 31, 2003, the Company’s Indiana and Virginia portals accounted for approximately 16% and 12%, respectively, of the Company’s portal revenues and 12% and 9%, respectively, of the Company’s consolidated revenues. For the year ended December 31, 2004, the Company’s Indiana, Virginia and Utah portals accounts for approximately 15%, 10% and 10%, respectively, of the Company’s portal revenues and 13%, 9% and 9%, respectively, of the Company’s consolidated revenues. For the year ended December 31, 2005, the Company’s Indiana portal accounted for approximately 16% of the Company’s portal revenues and 15% of the Company’s consolidated revenues.

     For the year ended December 31, 2003, revenues from the Company’s UCC and corporate filings software development contract with the California Secretary of State accounted for approximately 68% of the Company’s software & services revenues and 14% of the Company’s total revenues. For the year ended December 31, 2004, revenues from this contract accounted for approximately 56% of the Company’s software & services revenues and 7% of the Company’s total revenues. For the year ended December 31, 2005, revenues from this contract were negative ($1,425,000) as a result of the first quarter 2005 adjustment under percentage of completion accounting as further discussed in Note 2.

13. SUBSEQUENT EVENT

     On March 13, 2006, the Company and the California SOS entered into an amendment (the “Amendment”) to the California Business Programs Automation Agreement (the “Agreement”). Among other changes to the Agreement, the Amendment reduces the aggregate contract value to approximately $19 million, and releases the Company from the obligation to deliver the business filings, or BE, portion of the project, except for maintenance of hardware and delivery of BE images as expressly set forth in the Amendment. The Amendment also sets forth the final criteria in order for the California SOS to accept the Uniform Commercial Code, or UCC, portion of the project and move it into the maintenance and operations phase.

     The Company is in the process of reviewing its cost estimates to complete based on the revised terms and conditions in the Amendment and does not believe its estimated contract loss will exceed the $4.2 million estimate established in the first quarter of 2005. However, because of the inherent uncertainties surrounding the ultimate outcome of subcontract negotiations between the Company and its subcontractors as a result of the Amendment, it is at least reasonably possible that the estimate will change in the near term. Further, it is possible that the Company will similarly incur cost overruns in the future as it has in the past as a result of unforeseen difficulties in the creation of an application called for in the contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs or other reasons. If this occurs, the Company’s results of operations, financial condition and cash flows could be adversely affected.

     As a result of the Amendment, the Company expects to record an adjustment under percentage of completion accounting in the first quarter of 2006 that will reduce both software & services revenues and cost of software & services revenues by approximately $2.1 - $2.3 million in its consolidated statements of income. The adjustment will also reduce unbilled revenues by approximately $2.1 - $2.3 million, accrued contract expenses by approximately $1.6 million and application development contracts by approximately $0.5 - $0.7 million in its consolidated balance sheets. However, subject to the uncertainties referred to above, this adjustment is not expected to affect operating income, net income or basic and diluted earnings per share.

14. UNAUDITED QUARTERLY OPERATING RESULTS

     The unaudited quarterly information below is subject to seasonal fluctuations resulting in lower portal revenues in the fourth quarter of each calendar year, due to the smaller number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods. For additional information on significant items affecting the quarterly results for the periods presented, refer to Note 2 above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NIC Inc.:

     We have completed integrated audits of NIC Inc.’s December 31, 2005 and December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of NIC Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/PRICEWATERHOUSECOOPERS LLP
Kansas City, Missouri
March 9, 2006, except as to
Note 13, for which the
date is March 14, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

     Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Changes in Internal Control over Financial Reporting - As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Entry Into a Material Definitive Agreement - On March 13, 2006, NICUSA, Inc., a wholly owned subsidiary of NIC Inc. (the “Company”), and the California Secretary of State (“California SOS”) entered into an amendment (the “Amendment”) to the California Business Programs Automation Agreement (the “Agreement”). Among other changes to the Agreement, the Amendment reduces the aggregate contract value from approximately $25 million to approximately $19 million, and releases NICUSA from the obligation to deliver the business filings, or BE, portion of the project, except for maintenance of hardware and delivery of BE images as expressly set forth in the Amendment. The Amendment also sets forth the final criteria in order for the California SOS to accept the Uniform Commercial Code, or UCC, portion of the project and move it into the maintenance and operations phase. A copy of the Amendment is filed with this report on Form 10-K as Exhibit 10.50, and this summary is qualified in all respects by reference to the Amendment.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors of the Company and the executive officers of the Company will be set forth under the captions “Board of Directors” and “Executive Officers” in the Company’s proxy statement related to its 2006 annual meeting of shareholders (the “Proxy Statement”) and is incorporated herein by reference since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to regulation 14A. Information required by Item 405 of Regulation S-K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to “Executive Compensation” in the Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by this item is incorporated herein by reference to “Share Ownership” in the Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

     The following table shows the Company’s common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2005:

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2006.

NIC INC.
By:	/s/JEFFERY S. FRASER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.