Form 10-Q
period 2006-03-31
NIC INC
filed 2006-05-09
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2006 was 61,221,994.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NIC INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands except for share amounts

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$40,171	$36,902
Marketable securities	25,500	20,500
Trade accounts receivable	26,627	22,269
Unbilled revenues	1,564	2,198
Deferred income taxes	669	421
Prepaid expenses & other current assets	1,730	1,632
Total current assets	96,261	83,922
Property and equipment, net	3,607	3,327
Unbilled revenues	—	1,395
Deferred income taxes	26,597	28,916
Other assets	240	285
Total assets	$126,705	$117,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,351	$24,458
Accrued expenses	4,659	6,642
Application development contracts	705	1,261
Other current liabilities	176	317
Total current liabilities	37,891	32,678

Commitments and contingencies (Note 2)	—	—

Shareholders’ equity:
Common stock, no par, 200,000,000 shares authorized 61,221,994 and 61,073,505 shares issued and outstanding	—	—
Additional paid-in capital	208,157	207,444
Accumulated deficit	(119,175)	(122,093)
	88,982	85,351
Less treasury stock	(168)	(184)
Total shareholders’ equity	88,814	85,167
Total liabilities and shareholders’ equity	$126,705	$117,845

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

thousands except for per share amounts

	Three-months ended
	March 31,
	2006	2005
Revenues:
Portal revenues	$16,989	$13,661
Software & services revenues	(1,241)	(2,381)
Total revenues	15,748	11,280
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	8,277	6,715
Cost of software & services revenues, exclusive of depreciation & amortization	(1,329)	2,377
Selling & administrative	3,428	3,282
Depreciation & amortization	505	352
Total operating expenses	10,881	12,726
Operating income (loss)	4,867	(1,446)
Other income (expense):
Interest income	380	81
Equity in net loss of affiliates	(97)	—
Other income (expense), net	—	(3)
Total other income (expense)	283	78
Income (loss) before income taxes	5,150	(1,368)
Income tax provision (benefit)	2,232	(471)
Net income (loss)	$2,918	$(897)

Basic net income (loss) per share	$0.05	$(0.02)
Diluted net income (loss) per share	$0.05	$(0.02)

Weighted average shares outstanding:
Basic	61,129	59,402
Diluted	61,596	59,402

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

thousands

	Three-months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,918	$(897)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	505	352
Stock-based compensation expense	200	—
Application development contracts	(556)	1,523
Deferred income taxes	2,071	(581)
Equity in net loss of affiliates	97	—
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(4,358)	(2,838)
Decrease in unbilled revenues	2,029	3,667
(Increase) decrease in prepaid expenses & other current assets	(113)	281
Decrease in other assets	(37)	(6)
Increase in accounts payable	7,893	5,068
(Decrease) in accrued expenses	(1,983)	(994)
(Decrease) in other current liabilities	(141)	(23)
Net cash provided by operating activities	8,525	5,552

Cash flows from investing activities:
Purchases of property and equipment	(785)	(134)
Purchases of marketable securities	(5,000)	(7,000)
Maturities of marketable securities	—	3,000
Net cash used in investing activities	(5,785)	(4,134)

Cash flows from financing activities:
Proceeds from sale of treasury stock	65	—
Proceeds from employee common stock purchases	157	122
Proceeds from exercise of employee stock options	307	612
Net cash provided by financing activities	529	734

Net increase in cash and cash equivalents	3,269	2,152
Cash and cash equivalents, beginning of period	36,902	30,769
Cash and cash equivalents, end of period	$40,171	$32,921
Other cash flow information:
Interest paid	$—	$—
Income taxes paid	$363	$93

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NIC Inc. (“NIC” or the “Company”) has prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  In management’s opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to state fairly the results of operations for the interim periods presented.  These financial statements and notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Marketable securities

                The Company’s marketable securities at March 31, 2006 were classified as available-for-sale and consisted of short-term auction rate government-backed obligations. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders’ equity as accumulated other comprehensive income or loss until realized. The cost of securities sold is based on the specific identification method. The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date.  Gross realized gains and losses and unrealized holding gains and losses through March 31, 2006 were not significant.

Stock-based compensation

                Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” which establishes the accounting for equity instruments exchanged for employee services.  Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  See Note 3 for additional discussion of the Company’s adoption of SFAS No. 123R.

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

	Three-months
	Ended March 31,
	2006	2005
Numerator:
Net income (loss)	$2,918	$(897)
Denominator:
Weighted average shares — basic	61,129	59,402
Employee common stock options	467	—
Weighted average shares — diluted	61,596	59,402
Basic earnings (loss) per share:
Net income (loss)	$0.05	$(0.02)
Diluted earnings (loss) per share:
Net income (loss)	$0.05	$(0.02)

                Outstanding employee common stock options totaling approximately 0.4 million shares during the three-month period ended March 31, 2006 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the period.  For the three-month period ended March 31, 2005, diluted net loss per share is the same as basic net loss per share because common stock issuable upon exercise of employee stock options and common stock warrants is antidilutive.

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

The effect of the adjustment in the Company’s 2005 consolidated statements of income resulted in a reduction of software & services revenues of approximately $3.5 million and an increase in cost of software & services revenues of approximately $1.5 million.  The effect of the adjustment in the Company’s consolidated balance sheets was a reduction in unbilled revenues of approximately $3.5 million and an increase in application development contracts (a current liability) of approximately $1.5 million.

                On March 13, 2006, the Company and the California SOS entered into an amendment (the “Amendment”) to the California Business Programs Automation Agreement (the “Agreement”).  Among other changes to the Agreement, the Amendment reduces the aggregate contract value to approximately $19 million and releases the Company from the obligation to deliver the business filings, or BE, portion of the project, except for maintenance of hardware and delivery of BE images as expressly set forth in the Amendment.  The Amendment also sets forth the final criteria in order for the California SOS to accept the Uniform Commercial Code, or UCC, portion of the project and move it into the maintenance and operations phase.

                The Company has reviewed its cost estimates to complete based on the revised terms and conditions in the Amendment and does not believe its estimated contract loss will exceed the $4.2 million estimate established in the first quarter of 2005. However, because of the inherent uncertainties surrounding the ultimate outcome of subcontract negotiations between the Company and its subcontractors as a result of the Amendment, it is at least reasonably possible that the estimate will change in the near term.  Further, it is possible that the Company will similarly incur cost overruns in the future as it has in the past as a result of unforeseen difficulties in the creation of an application called for in the contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs or other reasons. If this occurs, the Company’s results of operations, financial condition and cash flows could be adversely affected.

As a result of the Amendment, the Company recorded an adjustment under percentage of completion accounting in the first quarter of 2006.  The effect of the adjustment in the Company’s consolidated statements of income resulted in a reduction of software & services revenues of approximately $2.1 million and a reduction of cost of software & services revenues of approximately $2.1 million.  The effect of the adjustment in the Company’s consolidated balance sheets was a reduction in unbilled revenues of approximately $2.1 million, a reduction of accrued liabilities of approximately $1.6 million, and a reduction of application development contracts of approximately $0.5 million.  This adjustment did not affect operating income, net income or basic and diluted earnings per share.

                Unbilled revenues relating to the Company’s contract with the California SOS at March 31, 2006 and December 31, 2005 were approximately $1.4 million and $3.4 million, respectively.

                At March 31, 2006, the Company’s UCC and corporate filings software development business was primarily engaged in servicing its contract with the California SOS.  This software & services business is not marketing its applications and services for new engagements.

3. STOCK-BASED COMPENSATION

                Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” which establishes the accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the grant).  Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the three-month period ended March 31, 2005 presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.

                The following table presents stock-based compensation expense included in the Company’s consolidated statement of income (in thousands):

Three-months Ended
March 31, 2006

Cost of portal revenues, exclusive of depreciation & amortization	$58
Cost of software & services revenues, exclusive of depreciation and amortization	3
Selling & administrative	139

Stock-based compensation expense before income taxes	200
Income tax benefit	(81)

Net stock-based compensation expense	$119

                The Company estimates the fair value of employee stock options using the Black-Scholes model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.  The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility.  Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation, or should not be used to predict the value ultimately realized by employees who receive equity awards.  Because changes in the subjective assumptions can materially affect the fair value estimate and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

                The Company did not grant any stock options to employees during the three-month periods ended March 31, 2006 and 2005.

                The Company had previously adopted the provisions of SFAS No. 123, amended by SFAS No. 148, through disclosure only.  The following table illustrates the effect on net loss and net loss per share for the three month period ended March 31, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

Three-months Ended
March 31, 2005

Net loss, as reported	$(897)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(322)
Pro forma net loss	$(1,219)
Basic and diluted net loss per share, as reported	$(0.02)
Basic and diluted net loss per share, pro forma	$(0.02)

Stock option plans

                The Company has two formal stock option plans (the “NIC” plan and the “SDR” plan) to provide for the granting of either incentive stock options or non-qualified stock options to encourage certain employees of the Company and its subsidiaries, and certain directors of the Company, to participate in the ownership of the Company, and to provide additional incentive for such employees and directors to promote the success of its business through sharing the future growth of such business. The NIC plan was adopted in May 1998 and amended in November 1998, May 1999 and May 2004. Under the NIC plan, the Company is authorized to grant options for up to 9,286,754 common shares. Employee options are generally exercisable one year from date of grant in cumulative annual installments of 25% to 33% and expire four to five years after the grant date.  At March 31, 2006, a total of 1,646,892 options were available for future grants under the NIC plan.  The SDR plan was adopted in May 2000 in conjunction with NIC’s acquisition of SDR.  Under the SDR plan, the Company is authorized to grant options for up to 229,965 common shares.  No options that are in addition to those granted upon the close of the SDR acquisition will be granted under the SDR plan.  There have been no option repricings under the plans.

                A summary of the activity under the Company’s stock option plans for the three-month period ended March 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	2,179,802	$4.07
Granted	—	—
Exercised	(108,146)	$2.84
Expired	(5,300)	$3.53
Canceled	(16,500)	$5.42
Outstanding at March 31, 2006	2,049,856	$4.13
Exercisable at March 31, 2006	976,131	$4.46

                The following table summarizes information about stock options outstanding under the Company’s stock option plans at March 31, 2006:

	Options Outstanding			Vested Options
Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
$1.65-2.30	130,376	1.3	$1.97	110,126	$1.99
$2.57-3.65	990,305	2.1	$3.05	406,205	$3.02
$4.00-5.71	527,375	3.6	$4.58	118,000	$4.38
$6.10-7.67	401,500	2.1	$6.86	341,500	$6.99
$19.32	300	4.1	$19.32	300	$19.32
$1.65-19.32	2,049,856	2.5	$4.13	976,131	$4.46

                The aggregate intrinsic value of options outstanding and vested as of March 31, 2006 was approximately $4,407,000 and $1,927,000, respectively.  The intrinsic value of options exercised and the fair value of options vested during the three-month period ended March 31, 2006 was approximately $356,000 and $47,000, respectively.

                A summary of the activity for the Company’s nonvested options for the three-month period ended March 31, 2006 is presented below:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	1,115,723	$2.15
Granted	—	—
Vested	(25,498)	$1.84
Expired	—	—
Canceled	(16,500)	$3.21
Nonvested at March 31, 2006	1,073,725	$2.14

As of March 31, 2006, there was approximately $1,823,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock option plans.  The Company expects to recognize this cost over a weighted-average period of 2.0 years.

                Cash proceeds from the exercise of employee stock options for the three-month periods ended March 31, 2006 and 2005 were approximately $307,000 and $612,000, respectively.

For the three-month period ended March 31, 2005, certain employees of the Company exercised non-qualified stock options.  As a result, the Company received federal income tax deductions, or windfall tax benefits.  The tax benefit for the deductions of approximately $310,000 increased deferred tax assets and was credited directly to additional paid-in capital.

Under the guidance of footnote 82 of paragraph A94 of SFAS No. 123R, the Company is not permitted to recognize a credit to additional paid-in capital for windfall tax benefits unless such windfall tax benefits reduce income taxes payable.  Since the Company is not currently paying federal income taxes (with the exception of federal alternative minimum tax), such windfall tax benefits generally increase the Company’s tax net operating loss carryforwards.  Accordingly, the Company did not record an increase to deferred tax assets with an offsetting increase to additional paid-in capital for the windfall tax benefit of approximately $109,000 relating to the exercise of non-qualified stock options during the three-month period ended March 31, 2006.

Employee Stock Purchase Plan

                In May 1999, the Company’s Board of Directors approved an employee stock purchase plan (“ESPP”) intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan permit eligible employees to purchase NIC common stock through payroll deductions up to 15% of each employee’s compensation. Amounts deducted and accumulated by the participant are used to purchase shares of NIC’s common stock at 85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined in the plan. In the offering period commencing on April 1, 2004 and ending on March 31, 2005, 30,031 shares were purchased at a price of $4.055 per share, resulting in total cash proceeds to the Company of approximately $122,000.  In the offering period commencing on April 1, 2005 and ending on March 31, 2006, 40,343 shares were purchased at a price of $3.9015 per share, resulting in total cash proceeds to the Company of approximately $157,000.  The next offering period under this plan commenced on April 1, 2006.  The closing fair market value of NIC common stock on the first day of the current offering period was $6.10 per share.

                Included in the Company’s stock-based compensation expense for the three-month period ended March 31, 2006 is a portion of the cost (approximately $12,000) relating to the ESPP offering period ending on March 31, 2006.  The fair value of the March 31, 2006 offering was estimated on the date of grant using the Black-Scholes model using the assumptions in the following table.

March 31, 2006 Offering
Risk-free interest rate	3.31%
Expected dividend yield	0.00%
Expected life	1.0 year
Expected stock price volatility	30%

Weighted average fair value of ESPP rights	$1.18

4. OUTSOURCED GOVERNMENT PORTAL CONTRACTS

                The Company’s outsourced government portal contracts generally have an initial term of three to five years with provisions for renewals for various periods at the option of the government.  The Company’s primary business obligation under these contracts is to design, build and operate Internet-based portals on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company is typically responsible for funding up front investment and ongoing operational costs of the government portals.  The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government must approve prices and revenue sharing agreements.  The Company generally owns all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only. If the Company’s contract were not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company. Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.  The Company has never experienced such claims.

                The following is a summary of the Company’s eighteen outsourced state government portal contracts that are primarily funded with transaction fees paid by users at March 31, 2006:

NIC Subsidiary	Portal Name (State)	Year Services Commenced	Contract Expiration Date (Renewal Option Through)
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2006 (7/15/2009)
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	1/31/2007 (1/31/2013)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	10/31/2007 (10/31/2010)
New England Interactive	www.RI.gov (Rhode Island)	2001	6/19/2006 (6/19/2010)
NICUSA	www.OK.gov (Oklahoma)	2001	6/30/2006 (6/30/2009)
Montana Interactive	www.mt.gov (Montana)	2001	12/31/2010
NICUSA	www.Tennessee.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2007
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	12/6/2006
Utah Interactive	www.Utah.gov (Utah)	1999	5/6/2007 (5/6/2009)
New England Interactive	www.Maine.gov (Maine)	1999	7/14/2006
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2008
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2006
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2007 (1/31/2010)
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2007 (12/31/2009)

                During the first quarter of 2006, the Company signed a new five-year portal management contract with the state of Iowa, which includes an option to extend the contract for an additional one-year renewal term, and was granted a five-year renewal for portal management services from the state of Virginia.

5. REPORTABLE SEGMENTS AND RELATED INFORMATION

                The Company’s two reportable segments consist of its Outsourced Portal businesses and Software & Services businesses.  The Outsourced Portals segment includes the Company’s subsidiaries operating outsourced government portals and the corporate divisions that directly support portal operations.  The Software & Services segment primarily includes the Company’s UCC and corporate filings software development business (NIC Conquest) and ethics & elections filings business (NIC Technologies).  Each of the Company’s Software & Services businesses is an operating segment and has been aggregated to form the Software & Services reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.”  There have been no significant intersegment transactions for the periods reported.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended March 31 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2006
Revenues	$16,989	$(1,241)	$-	$15,748

Costs & expenses	8,946	(1,003)	2,433	10,376
Depreciation & amortization	458	20	27	505
Operating income (loss)	7,585	(258)	(2,460)	4,867

2005
Revenues	$13,661	$(2,381)	$-	$11,280

Costs & expenses	7,318	2,534	2,522	12,374
Depreciation & amortization	287	46	19	352
Operating income (loss)	6,056	(4,961)	(2,541)	(1,446)

                The following is a reconciliation of total segment operating income (loss) to total consolidated income (loss) before income taxes for the three months ended March 31 (in thousands):

	2006	2005
Total operating income (loss) for reportable segments	$4,867	$(1,446)
Interest income	380	81
Equity in net loss of affiliates	(97)	—
Other income (expense), net	—	(3)

Consolidated income (loss) before income taxes	$5,150	$(1,368)

6. INCOME TAXES

                The Company’s effective tax rate was approximately 43% for the three-month period ended March 31, 2006 compared to 34% for the three-month period ended March 31, 2005.  The Company’s income tax provision in the current quarter was higher than the amount customarily expected due primarily to the establishment of a valuation allowance totaling approximately $101,000 for a state income tax loss carryforward that the Company may be unable to fully utilize.  Prospectively, the Company expects its effective tax rate to be between 40% and 42%.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this Quarterly Report on Form 10-Q regarding NIC and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties.   Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.  In addition, we will not necessarily update the information in this Quarterly Report on Form 10-Q if any forward-looking statement later turns out to be inaccurate. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced.  However, it is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future.

OVERVIEW

The following discussion summarizes the significant factors affecting operating results for the three-month periods ended March 31, 2006 and 2005.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

CALIFORNIA SECRETARY OF STATE CONTRACT

Results of operations for the three-month period ended March 31, 2005 include a $5.0 million charge we recorded on our software & services engagement with the California Secretary of State (the “California SOS”) in the first quarter of 2005, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.  Prior to the first quarter of 2005, key elements of our obligations under the California SOS contract were subcontracted to various third parties under fixed price contracts.  At the end of the first quarter of 2005, as a result of system delivery issues and the concern over the ability of one of the two remaining subcontractors to meet the criteria set forth by the California SOS, we determined we would assume the lead project manager role on the contract, which was previously performed by this subcontractor.  As a result of this change, we further evaluated the status of the project and concluded that a further modification to the management and oversight structure of the project was necessary to improve performance under the contract and that additional internal project management and technical personnel would be required on the engagement.  We also reevaluated the expected completion date of the project, which was previously estimated to be in the first quarter of 2006, and determined to revise the estimated completion date to the end of 2006.  As a result of our decision to commit these additional resources and the extension of the expected project completion date, we recorded a $5.0 million adjustment under percentage of completion accounting in the first quarter of 2005, as we expected to incur a loss of approximately $4.2 million on this project, instead of a previously projected profit of approximately $1.0 million.

The effect of the adjustment in our 2005 consolidated statements of income resulted in a reduction of software & services revenues of approximately $3.5 million and an increase in cost of software & services revenues of approximately $1.5 million.  The effect of the adjustment in our consolidated balance sheet was a reduction in unbilled revenues of approximately $3.5 million and an increase in application development contracts (a current liability) of approximately $1.5 million.

                On March 13, 2006, we entered into an amendment to our contract with the California SOS.  Among other changes, the amendment reduces the aggregate contract value from approximately $25 million to approximately $19 million, and releases us from the obligation to deliver the business filings, or BE, portion of the project, except for maintenance of hardware and delivery of BE images as expressly set forth in the amendment.  The amendment also sets forth the final criteria in order for the California SOS to accept the Uniform Commercial Code, or UCC, portion of the project and move it into the maintenance and operations phase.

                We have reviewed our cost estimates to complete based on the revised terms and conditions in the amendment and do not believe our estimated contract loss will exceed the $4.2 million estimate established in the first quarter of 2005. However, because of the inherent uncertainties surrounding the ultimate outcome of subcontract negotiations between our subcontractors and us as a result of the amendment, it is at least reasonably possible that our estimate will change in the near term.  Further, it is possible that we will similarly incur cost overruns in the future as we have in the past as a result of unforeseen difficulties in the creation of an application called for in the contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs or other reasons. If this occurs, our results of operations, financial condition and cash flows could be adversely affected.

As a result of the amendment, we recorded an adjustment under percentage of completion accounting in the first quarter of 2006.  The effect of the adjustment in our consolidated statements of income resulted in a reduction of software & services revenues of approximately $2.1 million and a reduction of cost of software & services revenues of approximately $2.1 million.  The effect of the adjustment in our consolidated balance sheet was a reduction in unbilled revenues of approximately $2.1 million, a reduction of accrued liabilities of approximately $1.6 million, and a reduction of application development contracts of approximately $0.5 million.  This adjustment did not affect operating income, net income or basic and diluted earnings per share.

At March 31, 2006, our corporate filings software & services business was primarily engaged in servicing its contract with the California SOS.  This business is not marketing its applications and services for new engagements.

STOCK-BASED COMPENSATION

                In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004),

“Share—Based Payment,” that requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R eliminates the use of the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” that we used to account for our stock-based compensation plans prior to January 1, 2006.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective application transition method, which did not require us to restate our financial statements prior to the effective date of SFAS No. 123R.  For vested stock option awards that were outstanding on January 1, 2006, the modified prospective application transition method did not require us to record any additional compensation expense.  For unvested stock option awards that were outstanding on January 1, 2006, awards that were previously included as part of the pro forma net income and earnings per share calculations of SFAS No. 123 will be charged to expense over the remaining vesting period, without any changes in measurement.  For all new stock option awards that are granted or modified after January 1, 2006, we will use SFAS No. 123R’s measurement model, expense recognition, and settlement provisions.

                Prior to the adoption of SFAS No. 123R, we did not recognize stock-based compensation expense if the exercise price of stock options granted to employees or nonemployee directors was greater than or equal to the price of our common stock on the grant date.  In addition, we did not recognize stock-based compensation expense for shares issued under our employee stock purchase plan.  Beginning January 1, 2006 with the adoption of SFAS No. 123R, we began recognizing stock-based compensation expense for the cost of stock options and shares issued under our employee stock purchase plan.  The following table presents stock-based compensation expense included in our consolidated statement of income (in thousands):

Three-months Ended
March 31, 2006

Cost of portal revenues, exclusive of depreciation & amortization	$58
Cost of software & services revenues, exclusive of depreciation and amortization	3
Selling & administrative	139

Stock-based compensation expense before income taxes	200
Income tax benefit	(81)

Net stock-based compensation expense	$119

As of March 31, 2006, there was approximately $1,823,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our stock option plans.  We expect to recognize this cost over a weighted-average period of 2.0 years.

On October 26, 2005, our Board of Directors approved the acceleration of vesting of all unvested options to purchase common stock of the Company that had an exercise price that was greater than the market price on that date.  The closing price of our common stock on the Nasdaq National Market on October 26, 2005 was $5.63 per share.  As a condition of the acceleration and to prevent unintended personal benefit, the Company’s directors, executive officers and employees must refrain from selling common stock acquired upon the exercise of accelerated options until the original vesting date or, if earlier, termination of employment with or service to the Company.  All other terms and conditions applicable to such options, including exercise prices, remained unchanged.  This action resulted in the accelerated vesting of options to purchase 163,873 shares of common stock of the Company, or approximately six percent of the total of all then outstanding Company options.

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

We believe that equity-based compensation, including stock options and restricted stock, will continue to play an important role in supporting employee retention and providing individuals with long-term incentives to meet Company goals.  For additional information regarding our adoption of SFAS No. 123R, see Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

RESULTS OF OPERATIONS

	Three-months ended March 31,
Key Financial Metrics	2006	2005
Revenue growth — outsourced portals	24%	12%
Same state revenue growth — outsourced portals	8%	16%
Gross profit % — outsourced portals	51%	51%
Selling & administrative expenses as % of portal revenues	20%	24%
Operating income margin % (operating income as a % of portal revenues)	29%	(11)%

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

•                  Non-DMV transaction-based: these are transaction fees from sources other than the sale of DMV records, for transactions conducted by business users and consumer users through our portals, and are generally recurring.  For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 of our December 31, 2005 Form 10-K filed with the SEC on March 16, 2006.

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

	Three-Months Ended March 31,
	2006	% Change	2005
DMV transaction-based	$11,176	29%	$8,650
Non-DMV transaction-based	5,263	20%	4,371
Software development & portal management	550	(14)%	640

Total	$16,989	24%	$13,661

                Portal revenues in the current quarter increased 24%, or approximately $3.3 million, over the prior year quarter.  Of this increase, 8%, or approximately $1.1 million, was attributable to an increase in same state portal revenues (states in operation and generating DMV revenues for two full years), and approximately 17%, or $2.3 million, was attributable to our new Colorado and South Carolina portals. Our South Carolina portal began generating DMV revenues in June 2005, and our Colorado portal began generating DMV revenues in October 2005.  These increases were partially offset by a $0.1 million decrease in revenues from our local portal business, primarily due to the wind down of certain of our less profitable stand-alone local portals in 2005.  Currently, the only local portals the Company services are those located in states where we operate an official state government portal.

Same state portal revenues in the current quarter increased 8% over the prior year quarter primarily due to increased transaction revenues from our Tennessee, Indiana, Utah and Iowa portals, among others.  Same state DMV transaction-based revenues increased 3% in the current quarter, while same state non-DMV transaction-based revenues increased 22%, primarily due to the addition of several new revenue generating applications in existing portals.  Partially offsetting these increases was a 10% decrease in same state software development revenues, as we continue to focus our growth efforts on recurring non-DMV transaction-based revenues, rather than on less predictable time and materials software development projects.

Our same state revenue growth in the current quarter was lower than the 16% growth we achieved in the prior year quarter primarily due to a decrease in same state DMV revenue growth, and to a lesser extent, a decrease in same state non-DMV transaction based revenue growth.  Same state DMV revenue growth in the current quarter was 3% compared to 10% in the prior year quarter. The higher growth in the prior year quarter was primarily due to the effect of modest DMV price increases in two of our portal states.  Same state DMV revenue growth is expected to range from 1% to 3% in 2006, as we do not currently anticipate any new DMV price increases.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.  Same state non-DMV transaction based revenue growth was 39% in the prior year quarter.

                COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 23%, or approximately $1.6 million, over the prior year quarter.  Of this increase, 12%, or approximately $0.8 million, was attributable to an increase in same state cost of portal revenues, and 15%, or approximately $1.0 million, was primarily attributable to our new Colorado and South Carolina portals.  Partially offsetting these increases was a $0.2 million decrease in cost of portal revenues relating to the shutdown of our remaining stand-alone local portals in 2005. Cost of portal revenues in the current quarter includes approximately $58,000 in stock-based compensation expense, as further discussed above.

                The increase in same state cost of portal revenues was partially attributable to additional personnel in several of our portals due to our continued growth and reinvestment in our core business. Also contributing to this increase was an increase in bank fees.  A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we anticipate these revenues and the associated bank fees will continue to increase in the future, as these transactions contribute favorably to our operating income growth.  Additionally, we incurred approximately $0.2 million in costs for legal fees and information technology security consultation relating to the December 2005 security breach in our Rhode Island portal.  We do not expect to incur significant additional costs in future periods relating to this matter.

                Our portal gross profit rate in the current and prior year quarters was 51%. We carefully monitor our portal gross profit percentage in an effort to balance generating a solid financial return and delivering value to our government partners through reinvestment in our portals.

                SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by type of business (in thousands), with the corresponding percentage change from the prior year period.

	Three-Months Ended March 31,
	2006	%Change	2005
UCC & corporate filings software development	$(1,781)	43%	$(3,150)
Ethics & elections	452	(26)%	610
Other	88	(45)%	159

Total	$(1,241)	48%	$(2,381)

                Software & services revenues in the current and prior year quarters primarily reflect revenue adjustments under percentage of completion accounting relating to our contract with the California Secretary of State, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

                COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the current and prior year quarters primarily reflect expense adjustments under percentage of completion accounting relating to our contract with the California Secretary of State as further discussed above and in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.  Cost of software & services revenues in the current quarter includes approximately $3,000 in stock-based compensation expense, as further discussed above.

                SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter increased 4%, or approximately $146,000, over the prior year quarter.  Selling & administrative expenses in the current quarter include approximately $139,000 in stock-based compensation expense, as further discussed above.   As a percentage of portal revenues, selling & administrative expense decreased to 20% in the current quarter from 24% in the prior year quarter, as selling & administrative expenses remained relatively flat year-over-year, while portal revenues in the current quarter increased 24% over the prior year quarter.

                DEPRECIATION & AMORTIZATION.  The increase in depreciation & amortization expense in the current quarter is primarily due to depreciation expense for fixed asset additions throughout our portal businesses, particularly in our new South Carolina and Colorado portals, during the second half of 2005 and first quarter of 2006.

INTEREST INCOME.  Interest income reflects interest earned on our investable cash and marketable securities portfolio. In 2005, we began investing our excess cash in short-term marketable debt securities, consisting primarily of auction rate government-backed obligations.  Our marketable securities portfolio totaled $25.5 million at March 31, 2006, up significantly from $4.0 million at March 31, 2005.  Rising short-term interest rates also contributed to the increase in interest income earned on these investments in the current quarter.

                INCOME TAX PROVISION.  Our effective tax rate was approximately 43% in the current quarter compared to 34% in the prior year quarter.  Our income tax provision in the current quarter was higher than the amount customarily expected due primarily to the establishment of a valuation allowance for a state income tax loss carryforward that we may be unable to fully utilize.  Prospectively, we expect our effective tax rate to be between 40% and 42%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $8.5 million in the current quarter compared to $5.6 million in the prior year quarter.  The increase in cash flow from operations was primarily the result of a year-over-year increase in operating income (excluding non-cash charges for depreciation & amortization and stock-based compensation, and the adjustments under percentage of completion accounting recorded in the current and prior year quarters on our contract with the California SOS, which did not affect operating cash flow, as further discussed above) and the timing of payments to certain of our government partners.

The increase in accounts receivable in the current quarter was primarily attributable to a general increase in revenues across our portal businesses as compared to the fourth quarter of 2005, which is our seasonally lowest quarter in each calendar year, due to the smaller number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods.

The increase in accounts payable was also attributable to the general increase in revenues across our portal businesses in the current quarter and to an increase in first quarter cash receipts from tax filing and hunting & fishing applications in several of our portals, most notably in Montana, Maine and Hawaii (combined $4.9 million increase in accounts payable in the current quarter).  The majority of these cash receipts were remitted to our government partners in early April 2006.  In addition, the timing of statutory payments to certain of our government partners contributed to the increase in accounts payable in the current quarter, most notably in Oklahoma ($1.4 million increase in accounts payable in the current quarter).

In addition to the adjustment under percentage of completion accounting relating to our contract with the California SOS that reduced accrued liabilities by approximately $1.6 million, bonus payments to management-level employees pursuant to a 2005 incentive plan and Company 401(k) matching contributions contributed to the decrease in accrued expenses in the current quarter.

                We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three-months ended March 31, 2006 and December 31, 2005 were approximately $59.3 million and $53.1 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended March 31, 2006 and December 31, 2005 was 40 and 38, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, increased to $58.4 million at March 31, 2006 from $51.2 million at December 31, 2005.  Our current ratio, defined as current assets divided by current liabilities, was 2.5 at March 31, 2006 and 2.6 at December 31, 2005.

                Cash used in investing activities in the current quarter primarily reflects $5.0 million in purchases of marketable debt securities in an effort to increase the investment income from our growing cash reserves, and $0.8 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment.  Cash used in investing activities in the prior year quarter primarily reflects $4.0 million in net purchases of marketable debt securities in an effort to increase investment income.

                Financing activities in the current quarter primarily reflect approximately $0.3 million in proceeds from the exercise of employee stock options and approximately $0.2 million in proceeds from our employee stock purchase program.  Financing activities in the prior year quarter reflect approximately $0.6 million in proceeds from the exercise of employee stock options and approximate $0.1 million in proceeds from our employee stock purchase program.

                At March 31, 2006, our total cash and marketable securities balance was $65.7 million compared to $57.4 million at December 31, 2005.  We do not believe the $5.0 million charge we recorded in the first quarter of 2005 relating to the California Secretary of State project or the recent contract amendment that reduces the project scope will have a significant effect on our future liquidity.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, and current growth initiatives for at least the next twelve months without the need of additional capital.  However, we may need to raise additional capital before this period ends to further:

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

•                  respond to unforeseen competitive pressures; and

•                  acquire technologies beyond what is contemplated.

                Any projections of future earnings and cash flows are subject to substantial uncertainty. If our cash, marketable securities and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities, or increase our working capital line of credit. The sale of additional equity securities could result in dilution to the Company’s shareholders.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

                We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year, for which we pay bank fees of approximately 1.25% to 1.5% of face value per annum.  We had unused outstanding letters of credit totaling approximately $5.4 million at March 31, 2006 and December 31, 2005.  We are not currently required to cash collateralize these letters of credit.  Our collateral requirements have eased over time as we have continued to operate profitably and grow our earnings.  However, even though we expect to be profitable in fiscal 2006 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at March 31, 2006 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased and restricted cash would have increased by approximately $7.8 million.

                At March 31, 2006, we were bound by performance bond commitments totaling approximately $7.3 million on certain government contracts.  Of this amount, $5 million relates to the performance bond on our contract with the California Secretary of State, which is collateralized by a $5 million letter of credit.  We have never had any defaults resulting in draws on performance bonds.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

                As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

31.1 — Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 — Section 906 Certifications of Chairman of the Board and Chief Executive Officer and Chief Financial Officer furnished in accordance with Securities Act Release 33-8212

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: May 9, 2006	/s/ Eric J. Bur
Eric J. Bur
Chief Financial Officer

Dated: May 9, 2006	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Vice President, Financial Operations and Chief Accounting Officer