Form 10-Q
period 2006-06-30
NIC INC
filed 2006-08-07
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes☐   No ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2006 was 61,488,309.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NIC INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands except for share amounts

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$34,826	$36,902
Marketable securities	33,500	20,500
Trade accounts receivable	26,732	22,269
Unbilled revenues	494	2,198
Deferred income taxes	759	421
Prepaid expenses & other current assets	1,440	1,632
Total current assets	97,751	83,922
Property and equipment, net	3,573	3,327
Unbilled revenues	—	1,395
Deferred income taxes	24,508	28,916
Other assets	278	285
Total assets	$126,110	$117,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,536	$24,458
Accrued expenses	4,811	6,642
Application development contracts	606	1,261
Other current liabilities	254	317
Total current liabilities	33,207	32,678

Commitments and contingencies (Note 2)	—	—

Shareholders’ equity:
Common stock, no par, 200,000,000 shares authorized 61,488,309 and 61,073,505 shares issued and outstanding	—	—
Additional paid-in capital	209,001	207,444
Accumulated deficit	(115,930)	(122,093)
	93,071	85,351
Less treasury stock	(168)	(184)
Total shareholders’ equity	92,903	85,167
Total liabilities and shareholders’ equity	$126,110	$117,845

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

thousands except for per share amounts

	Three-months ended		Six-months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Portal revenues	$17,794	$14,386	$34,783	$28,047
Software & services revenues	968	1,231	(274)	(1,150)
Total revenues	18,762	15,617	34,509	26,897
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	8,931	7,093	17,208	13,808
Cost of software & services revenues, exclusive of depreciation & amortization	767	948	(563)	3,325
Selling & administrative	3,560	3,277	6,988	6,559
Depreciation & amortization	525	368	1,030	720
Total operating expenses	13,783	11,686	24,663	24,412
Operating income	4,979	3,931	9,846	2,485
Other income (expense):
Interest income	498	155	878	236
Equity in net loss of affiliates	—	—	(97)	—
Other income (expense), net	—	—	—	(3)
Total other income (expense)	498	155	781	233
Income before income taxes	5,477	4,086	10,627	2,718
Income tax provision	2,232	1,616	4,464	1,145
Net income	$3,245	$2,470	$6,163	$1,573

Basic net income per share	$0.05	$0.04	$0.10	$0.03
Diluted net income per share	$0.05	$0.04	$0.10	$0.03

Weighted average shares outstanding:
Basic	61,370	59,832	61,250	59,618
Diluted	61,828	60,794	61,713	60,736

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

thousands

	Six-months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$6,163	$1,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,030	720
Stock-based compensation expense	352	—
Application development contracts	(655)	1,458
Deferred income taxes	4,070	1,037
Equity in net loss of affiliates	97	—
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(4,463)	(4,713)
Decrease in unbilled revenues	3,099	3,692
Decrease in prepaid expenses & other current assets	177	293
Increase (decrease) in other assets	(74)	62
Increase in accounts payable	3,078	4,978
(Decrease) in accrued expenses	(1,831)	(1,066)
(Decrease) in other current liabilities	(63)	(31)
Net cash provided by operating activities	10,980	8,003

Cash flows from investing activities:
Purchases of property and equipment	(1,276)	(478)
Purchases of marketable securities	(13,000)	(23,000)
Maturities of marketable securities	—	15,000
Cash and cash equivalents - restricted	—	3,000
Net cash used in investing activities	(14,276)	(5,478)

Cash flows from financing activities:
Proceeds from sale of treasury stock	65	—
Proceeds from employee common stock purchases	157	122
Proceeds from exercise of employee stock options	998	1,482
Net cash provided by financing activities	1,220	1,604

Net increase (decrease) in cash and cash equivalents	(2,076)	4,129
Cash and cash equivalents, beginning of period	36,902	30,769
Cash and cash equivalents, end of period	$34,826	$34,898
Other cash flow information:
Interest paid	$—	$—
Income taxes paid	$363	$449

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

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated statement of cash flows for the six-month period ended June 30, 2005 reflects changes in restricted cash as an investing activity.  Changes in restricted cash have previously been reflected as a financing activity.

Marketable securities

The Company’s marketable securities at June 30, 2006 were classified as available-for-sale and consisted primarily of short-term auction rate government-backed obligations. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders’ equity as accumulated other comprehensive income or loss until realized. The cost of securities sold is based on the specific identification method. The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date.  Gross realized gains and losses and unrealized holding gains and losses through June 30, 2006 were not significant.

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

Earnings per share

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period.  Diluted earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period and common stock equivalents that would arise from the exercise of employee common stock options and common stock warrants or the issuance of restricted stock awards to employees using the treasury stock method.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three-months		Six-months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$3,245	$2,470	$6,163	$1,573
Denominator:
Weighted average shares — basic	61,370	59,832	61,250	59,618
Employee common stock options and restricted stock awards	458	962	463	1,118
Weighted average shares — diluted	61,828	60,794	61,713	60,736
Basic earnings per share:
Net income	$0.05	$0.04	$0.10	$0.03
Diluted earnings per share:
Net income	$0.05	$0.04	$0.10	$0.03

Outstanding employee common stock options totaling approximately 0.2 million and 0.3 million shares during the three- and six-month periods ended June 30, 2006, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.  Outstanding employee common stock options totaling approximately 0.5 million and 0.7 million shares during the three- and six-month periods ended June 30, 2005, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. CALIFORNIA SECRETARY OF STATE APPLICATION DEVELOPMENT CONTRACT

In September 2001, NICUSA, Inc. and the Company’s NIC Conquest subsidiary were awarded a five-year, $25 million contract by the California Secretary of State (the “California SOS”) to develop and implement a comprehensive information management and filing system.  The Company recognizes revenues from this contract on the percentage of completion method, utilizing costs incurred to date as compared to the estimated total cost.  Revenues and profit (loss) from this contract are based on the Company’s cost estimates to complete and are reviewed periodically, with adjustments recorded in the period revisions are made.  Any anticipated contract loss is charged to operations as soon as determinable.

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

The effect of the adjustment in the Company’s consolidated statement of income for the six-month period ended June 30, 2005 resulted in a reduction of software & services revenues of approximately $3.5 million and an increase in cost of software & services revenues of approximately $1.5 million.  The effect of the adjustment in the Company’s consolidated balance sheet was a reduction in unbilled revenues of approximately $3.5 million and an increase in application development contracts (a current liability) of approximately $1.5 million.

On March 13, 2006, the Company and the California SOS entered into an amendment (the “Amendment”) to the California Business Programs Automation Agreement (the “Agreement”).  Among other changes to the Agreement, the Amendment reduced the aggregate contract value to approximately $19 million and released the Company from the obligation to deliver the business filings, or BE, portion of the project, except for maintenance of hardware and delivery of BE images as expressly set forth in the Amendment.  The Amendment also set forth the final criteria in order for the California SOS to accept the Uniform Commercial Code, or UCC, portion of the project and move it into the maintenance and operations phase.

The Company has reviewed its cost estimates to complete based on the revised terms and conditions in the Amendment and does not believe its estimated contract loss will exceed the $4.2 million estimate established in the first quarter of 2005. However, because of the inherent uncertainties surrounding the ultimate outcome of subcontract negotiations between the Company and its subcontractors as a result of the Amendment, it is at least reasonably possible that the estimate will change in the near term.  Further, it is possible that the Company will similarly incur cost overruns in the future as it has in the past as a result of unforeseen difficulties such as rising development, subcontractor and personnel costs or other reasons. If this occurs, the Company’s results of operations, financial condition and cash flows could be adversely affected.

As a result of the Amendment, the Company recorded an adjustment under percentage of completion accounting in the first quarter of 2006.  The effect of the adjustment in the Company’s consolidated statement of income for the six-month period ended June 30, 2006 resulted in a reduction of software &

services revenues of approximately $2.1 million and a reduction of cost of software & services revenues of approximately $2.1 million.  The effect of the adjustment in the Company’s consolidated balance sheet was a reduction in unbilled revenues of approximately $2.1 million, a reduction of accrued liabilities of approximately $1.6 million, and a reduction of application development contracts of approximately $0.5 million.  This adjustment did not affect operating income, net income or basic and diluted earnings per share.

In June 2006, the California SOS officially accepted the UCC portion of the project, which also commenced the 42-month maintenance and operations phase.  Upon acceptance, the Company was relieved of its obligation to provide a $5 million performance bond to the California SOS.  The bond was collateralized by a $5 million letter of credit.  Also upon acceptance, approximately $1.5 million in milestone payments became due to the Company, thus reducing unbilled revenues.  Unbilled revenues under this contract totaled approximately $0.3 million at June 30, 2006 and $3.4 million at December 31, 2005.

At June 30, 2006, the Company’s UCC and corporate filings software development business was primarily engaged in servicing the maintenance and operations obligation under its contract with the California SOS.  This software & services business is not marketing its applications and services for new engagements.

3. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (revised 2004), “Share-Based Payment,” which establishes the accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the grant).  Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the three- and six-month periods ended June 30, 2005 presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income (in thousands):

	Three-months Ended	Six-months Ended
	June 30, 2006	June 30, 2006

Cost of portal revenues, exclusive of depreciation & amortization	$47	$106
Cost of software & services revenues, exclusive of depreciation and amortization	2	5
Selling & administrative	103	241

Stock-based compensation expense before income taxes	152	352
Income tax benefit	(62)	(143)

Net stock-based compensation expense	$90	$209

The Company had previously adopted the provisions of SFAS No. 123, amended by SFAS No. 148, through disclosure only.  The following table illustrates the effect on net income and net income per share for the three- and six-month periods ended June 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three-months Ended	Six-months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$2,470	$1,573
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(161)	(483)
Pro forma net income	$2,309	$1,090
Basic and diluted net income per share, as reported	$0.04	$0.03
Basic and diluted net income per share, pro forma	$0.04	$0.02

Stock option and restricted stock plans

The Company has two formal stock-option and incentive plans (the “NIC” plan and the “SDR” plan) to provide for the granting of incentive stock options, non-qualified stock options or restricted stock awards to encourage certain employees of the Company and its subsidiaries, and certain directors of the Company, to participate in the ownership of the Company, and to provide additional incentive for such employees and directors to promote the success of its business through sharing the future growth of such business.

The NIC plan was adopted in May 1998, amended in November 1998 and May 1999, revised in August 1999, and amended and restated in May 2004 and May 2006.  The May 2006 amendment and restatement modified the NIC plan to allow for the granting of restricted stock awards in addition to stock options.  Under the NIC plan, the Company is authorized to grant options and restricted stock awards for up to 9,286,754 common shares. Employee options are generally exercisable one year from date of grant in cumulative annual installments of 25% to 33% and expire four to five years after the grant date.  The Company did not grant any stock options to employees during the three- and six-month periods ended June 30, 2006 and 2005, and does not currently anticipate granting stock options to employees in the future.  Instead, the Company expects to grant only restricted stock awards.  During the three- and six-month periods ended June 30, 2006, the Company granted shares of restricted stock to certain non-officer employees as further discussed below.  These restricted stock awards vest in one year from the date of grant in cumulative annual installments of 25%.  At June 30, 2006, a total of 1,771,013 shares were available for future grants under the NIC plan.  There have been no option repricings under the NIC plan.

The SDR plan was adopted in May 2000 in conjunction with NIC’s acquisition of SDR Technologies.  Under the SDR plan, the Company is authorized to grant options for up to 229,965 common shares.  No options that are in addition to those granted upon the close of the SDR acquisition will be granted under the SDR plan.  There have been no option repricings under the SDR plan.

The Company estimated the fair value of employee stock options using the Black-Scholes model.  Key input assumptions used to estimate the fair value of stock options included the exercise price of the award, the expected option term, the expected volatility of the Company’s common stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.  The Black-Scholes model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility.  Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation, or should not be used to predict the value ultimately realized by employees who receive equity awards.  Because changes in the subjective assumptions can materially affect the fair value estimate and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

A summary of the activity under the Company’s stock option plans for the six-month period ended June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	2,179,802	$4.07
Granted	—	—
Exercised	(374,461)	$2.67
Expired	(140,021)	$6.67
Canceled	(27,500)	$5.42
Outstanding at June 30, 2006	1,637,820	$4.15
Exercisable at June 30, 2006	587,384	$4.77

The following table summarizes information about stock options outstanding under the Company’s stock option plans at June 30, 2006:

	Options Outstanding			Vested Options
Range of Exercise Price	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
$1.65-2.30	38,695	2.6	$1.78	21,509	$1.75
$3.04-4.34	1,152,325	2.4	$3.42	326,950	$3.45
$4.88-6.97	426,500	3.2	$6.16	218,625	$6.76
$7.67	20,000	2.4	$7.67	20,000	$7.67
$19.32	300	3.9	$19.32	300	$19.32
$1.65-19.32	1,637,820	2.6	$4.15	587,384	$4.77

The aggregate intrinsic value of options outstanding and vested as of June 30, 2006 was approximately $5,063,000 and $1,458,000, respectively.

The intrinsic value of options exercised during the three- and six-month periods ended June 30, 2006 was $962,000 and $1,318,000, respectively.  The fair value of options vested during the three- and six-month periods ended June 30, 2006 was approximately $33,000 and $80,000, respectively.

A summary of the activity for the Company’s nonvested options for the six-month period ended June 30, 2006 is presented below:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	1,115,723	$2.15
Granted	—	—
Vested	(37,787)	$2.10
Expired	—	—
Canceled	(27,500)	$3.56
Nonvested at June 30, 2006	1,050,436	$2.11

Cash proceeds from the exercise of employee stock options for the three- and six-month periods ended June 30, 2006 were approximately $691,000 and $998,000, respectively.  Cash proceeds from the exercise of employee stock options for the three- and six-month periods ended June 30, 2005 were approximately $870,000 and $1,482,000, respectively.

In 2005, certain employees of the Company exercised non-qualified stock options.  As a result, the Company received federal income tax deductions, or windfall tax benefits.  The tax benefit for the deductions of approximately $371,000 and $680,000 for the three- and six-month periods ended June 30, 2005 increased deferred tax assets and was credited directly to additional paid-in capital.

Under the guidance of footnote 82 of paragraph A94 of SFAS No. 123R, the Company is not permitted to recognize a credit to additional paid-in capital for windfall tax benefits unless such windfall tax benefits reduce income taxes payable.  Since the Company is not currently paying federal income taxes (with the exception of federal alternative minimum tax), such windfall tax benefits generally increase the Company’s tax net operating loss carryforwards.  Accordingly, the Company did not record an increase to deferred tax assets with an offsetting increase to additional paid-in capital for the windfall tax benefit of approximately $394,000 and $503,000 relating to the exercise of non-qualified stock options during the three- and six-month periods ended June 30, 2006.

As of June 30, 2006, there was approximately $1,649,000 of total unrecognized compensation cost related to nonvested stock options.  The Company expects to recognize this cost over a weighted-average period of 1.75 years.

Grants of restricted stock are valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

The Company began granting shares of restricted stock in June 2006, when it granted 21,600 shares to certain non-officer employees of the Company with a grant date fair value of $6.85 per share.  These shares vest one year from the date of grant in cumulative annual installments of 25% and were all outstanding at June 30, 2006.  Approximately $3,000 in stock-based compensation expense related to restricted stock awards is included in the Company’s consolidated statements of income for the three- and six-month periods ended June 30, 2006.  At June 30, 2006, there was approximately $145,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize this cost over the next 3.9 years.

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

Included in the Company’s stock-based compensation expense for the three- and six-month period ended June 30, 2006 is a portion of the cost (approximately $13,000) relating to the ESPP offering period ending on March 31, 2007.  Included in the Company’s stock-based compensation expense for the six-month period ended June 30, 2006 is a portion of the cost (approximately $12,000) relating to the ESPP offering period that ended on March 31, 2006.  The fair values of the offerings were estimated on the dates of grant using the Black-Scholes model using the assumptions in the following table.

	March 31, 2007 Offering	March 31, 2006 Offering
Risk-free interest rate	4.77%	3.31%
Expected dividend yield	0.00%	0.00%
Expected life	1.0 year	1.0 year
Expected stock price volatility	30%	30%

Weighted average fair value of ESPP rights	$1.60	$1.18

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

The following is a summary of the Company’s eighteen outsourced state government portal contracts at June 30, 2006:

NIC Subsidiary	Portal Web Site (State)	Year Services Commenced	Contract Expiration Date (Renewal Option Through)
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2007 (7/15/2009)
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	1/31/2007 (1/31/2013)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	10/31/2007 (10/31/2010)
New England Interactive	www.RI.gov (Rhode Island)	2001	6/18/2007 (6/18/2010)
NICUSA	www.OK.gov (Oklahoma)	2001	6/30/2007 (6/30/2009)
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA	www.Tennessee.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2007
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	12/6/2006
Utah Interactive	www.Utah.gov (Utah)	1999	5/6/2007 (5/6/2009)
New England Interactive	www.Maine.gov (Maine)	1999	1/14/2008
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2008
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2010 (6/30/2014)
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2007 (1/31/2010)
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2007 (12/31/2009)

During the first quarter of 2006, the Company signed a new five-year contract with the state of Iowa, which includes an option to extend the contract for an additional one-year renewal term, and was granted a five-year contract renewal from the state of Virginia and a four-year contract extension from the state of Montana.  During the second quarter of 2006, the Company was granted a one-year contract renewal from the State of Oklahoma, and a contract extension from the state of Maine, which extended the contract expiration date to January 2008.  Also during the second quarter of 2006, the Company signed a new long-term contract with the state of Indiana that commences on July 1, 2006.  The contract includes an initial four-year term and renewal options that run through June 2014.  In addition, during the second quarter of 2006, the state of Rhode Island elected to rebid its portal services contract and therefore extended the initial term of the contract with the New England Interactive subsidiary of the Company by one year to allow time for the rebid process to occur. The extension is subject to being superceded if the State elects to renew the present contract, or terminated early if the state elects a different portal provider.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended June 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2006
Revenues	$17,794	$968	$—	$18,762

Costs & expenses	9,645	891	2,722	13,258
Depreciation & amortization	482	16	27	525
Operating income (loss)	7,667	61	(2,749)	4,979

2005
Revenues	$14,386	$1,231	$—	$15,617

Costs & expenses	7,772	1,124	2,422	11,318
Depreciation & amortization	299	49	20	368
Operating income (loss)	6,315	58	(2,442)	3,931

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended June 30 (in thousands):

	2006	2005
Total operating income for reportable segments	$4,979	$3,931
Interest income	498	155

Consolidated income before income taxes	$5,477	$4,086

The table below reflects summarized financial information concerning the Company’s reportable segments for the six months ended June 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2006
Revenues	$34,783	$(274)	$—	$34,509

Costs & expenses	18,591	(113)	5,155	23,633
Depreciation & amortization	940	36	54	1,030
Operating income (loss)	15,252	(197)	(5,209)	9,846

2005
Revenues	$28,047	$(1,150)	$—	$26,897

Costs & expenses	15,090	3,658	4,944	23,692
Depreciation & amortization	586	96	38	720
Operating income (loss)	12,371	(4,904)	(4,982)	2,485

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the six months ended June 30 (in thousands):

	2006	2005
Total operating income for reportable segments	$9,846	$2,485
Interest income	878	236
Equity in net loss of affiliates	(97)	—
Other income (expense), net	—	(3)

Consolidated income before income taxes	$10,627	$2,718

6. INCOME TAXES

The Company’s income tax provision for the six-month period ended June 30, 2006 includes the establishment of a valuation allowance totaling approximately $101,000 for a state income tax loss carryforward that the Company may be unable to fully utilize.  Prospectively, the Company expects its effective tax rate to be between 40% and 42%.

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

OVERVIEW

The following discussion summarizes the significant factors affecting operating results for the three- and six-month periods ended June 30, 2006 and 2005.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

CALIFORNIA SECRETARY OF STATE CONTRACT

Results of operations for the three- and six-month periods ended June 30, 2005 include a $5.0 million charge we recorded on our software & services engagement with the California Secretary of State (the “California SOS”) in the first quarter of 2005, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.  Prior to the first quarter of 2005, key elements of our obligations under the California SOS contract were subcontracted to various third parties under fixed price contracts.  At the end of the first quarter of 2005, as a result of system delivery issues and the concern over the ability of one of the two remaining subcontractors to meet the criteria set forth by the California SOS, we determined we would assume the lead project manager role on the contract, which was previously performed by this subcontractor.  As a result of this change, we further evaluated the status of the project and concluded that a further modification to the management and oversight structure of the project was necessary to improve performance under the contract and that additional internal project management and technical personnel would be required on the engagement.  We also reevaluated the expected completion date of the project, which was previously estimated to be in the first quarter of 2006, and determined to revise the estimated completion date to the end of 2006.  As a result of our decision to commit these additional resources and the extension of the expected project completion date, we recorded a $5.0 million adjustment under percentage of completion accounting in the first quarter of 2005, as we expected to incur a loss of approximately $4.2 million on this project, instead of a previously projected profit of approximately $1.0 million.

The effect of the adjustment in our consolidated statement of income for the six-month period ended June 30, 2005 resulted in a reduction of software & services revenues of approximately $3.5 million and an increase in cost of software & services revenues of approximately $1.5 million.  The effect of the adjustment in our consolidated balance sheet was a reduction in unbilled revenues of approximately $3.5 million and an increase in application development contracts (a current liability) of approximately $1.5 million.

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

We have reviewed our cost estimates to complete based on the revised terms and conditions in the amendment and do not believe our estimated contract loss will exceed the $4.2 million estimate established in the first quarter of 2005. However, because of the inherent uncertainties surrounding the ultimate outcome of subcontract negotiations between our subcontractors and us as a result of the amendment, it is at least reasonably possible that our estimate will change in the near term.  Further, it is possible that we will similarly incur cost overruns in the future as we have in the past as a result of unforeseen difficulties such as rising development, subcontractor and personnel costs or other reasons. If this occurs, our results of operations, financial condition and cash flows could be adversely affected.

As a result of the amendment, we recorded an adjustment under percentage of completion accounting in the first quarter of 2006.  The effect of the adjustment in our consolidated statement of income for the six-month period ended June 30, 2006 resulted in a reduction of software & services revenues of approximately $2.1 million and a reduction of cost of software & services revenues of approximately $2.1 million.  The effect of the adjustment in our consolidated balance sheet was a reduction in unbilled revenues of approximately $2.1 million, a reduction of accrued liabilities of approximately $1.6 million, and a reduction of application development contracts of approximately $0.5 million.  This adjustment did not affect operating income, net income or basic and diluted earnings per share.

In June 2006, the California SOS officially accepted the UCC portion of the project, which also commenced the 42-month maintenance and operations phase.  At June 30, 2006, our corporate filings software & services business was primarily engaged in servicing the maintenance and operations obligation under its contract with the California SOS.  This business is not marketing its applications and services for new engagements.

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

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective application transition method, which did not require us to restate our financial statements prior to the effective date of SFAS No. 123R.  For vested stock option awards that were outstanding on January 1, 2006, the modified prospective application transition method did not require us to record any additional compensation expense.  For unvested stock option awards that were outstanding on January 1, 2006, awards that were previously included as part of the pro forma net income and earnings per share calculations of SFAS No. 123 will be charged to expense over the remaining vesting period, without any changes in measurement.  For all new equity-based awards that are granted or modified after January 1, 2006, we will use SFAS No. 123R’s measurement model, expense recognition, and settlement provisions.

Prior to the adoption of SFAS No. 123R, we did not recognize stock-based compensation expense if the exercise price of stock options granted to employees or nonemployee directors was greater than or equal to the price of our common stock on the grant date.  In addition, we did not recognize stock-based compensation expense for shares issued under our employee stock purchase plan.  Beginning January 1, 2006 with the adoption of SFAS No. 123R, we began recognizing stock-based compensation expense for the cost of stock options, restricted stock awards and shares issued under our employee stock purchase plan.  The following table presents stock-based compensation expense included in our consolidated statement of income (in thousands):

	Three-months Ended	Six-months Ended
	June 30, 2006	June 30, 2006

Cost of portal revenues, exclusive of depreciation & amortization	$47	$106
Cost of software & services revenues, exclusive of depreciation and amortization	2	5
Selling & administrative	103	241

Stock-based compensation expense before income taxes	152	352
Income tax benefit	(62)	(143)

Net stock-based compensation expense	$90	$209

As of June 30, 2006, there was approximately $1,649,000 of total unrecognized compensation cost related to nonvested stock options and approximately $145,000 of total unrecognized compensation cost related to nonvested restricted stock awards.  The Company expects to recognize the cost related to stock options over a weighted-average period of 1.75 years and the cost related to restricted stock awards over the next 3.9 years.

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

We accelerated the vesting of these options because we believed it was in the best interest of our shareholders to reduce future compensation expense that we would otherwise be required to report in our statement of income upon adoption of SFAS No. 123R in the first quarter of 2006.  Further, because the options had exercise prices in excess of the current market price, they were viewed to have limited economic value and were not fully achieving their objective of incentive compensation and retention.  As a result of the vesting acceleration, approximately $0.5 million in aggregate future expense will be eliminated over the next three fiscal years.

We believe that equity-based compensation will continue to play an important role in supporting employee retention and providing individuals with long-term incentives to meet Company goals.  For additional information regarding our adoption of SFAS No. 123R, see Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

RESULTS OF OPERATIONS

	Three-months ended June 30,		Six-months ended June 30,
Key Financial Metrics	2006	2005	2006	2005
Revenue growth — outsourced portals	24%	17%	24%	15%
Same state revenue growth — outsourced portals	9%	18%	9%	17%
Gross profit % — outsourced portals	50%	51%	51%	51%
Selling & administrative expenses as % of portal revenues	20%	23%	20%	23%
Operating income margin % (operating income as a % of portal revenues)	28%	27%	28%	9%

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

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2006	% Change	2005	2006	% Change	2005
DMV transaction-based	$10,837	25%	$8,650	$22,014	27%	$17,300
Non-DMV transaction-based	6,297	19%	5,295	11,559	20%	9,647
Software development & portal management	660	50%	441	1,210	10%	1,100

Total	$17,794	24%	$14,386	$34,783	24%	$28,047

Portal revenues in the current quarter increased 24%, or approximately $3.4 million, over the prior year quarter.  Of this increase, 9%, or approximately $1.3 million, was attributable to an increase in same state portal revenues (states in operation and generating DMV revenues for two full years), and 15%, or approximately $2.1 million, was attributable to our new Colorado and South Carolina portals. Our South Carolina portal began generating DMV revenues in June 2005, and our Colorado portal began generating DMV revenues in October 2005.

Same state portal revenues in the current quarter increased 9% over the prior year quarter primarily due to increased transaction revenues from our Tennessee, Indiana, Utah and Arkansas portals, among others.  Same state DMV transaction-based revenues increased 2% in the current quarter, while same state non-DMV transaction-based revenues increased 18%, primarily due to the addition of several new revenue generating applications in existing portals.  Our same state revenue growth in the current quarter was lower than the 18% growth we achieved in the prior year quarter primarily due to decreases in same state DMV and non-DMV transaction-based revenue growth.  Same state DMV revenue growth in the current quarter was 2% compared to 10% in the prior year quarter. The higher growth in the prior year quarter was primarily due to the effect of modest DMV price increases in two of our portal states.  Same state DMV revenue growth is expected to range from 1% to 3% in 2006, as we do not currently anticipate any new DMV price increases.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.  Same state non-DMV transaction based revenue growth was 50% in the prior year quarter.  Same state non-DMV growth is expected to range from 20% to 25% in 2006.

Portal revenues for the six months in the current period increased 24%, or approximately $6.7 million, over the prior year period.  Of this increase, 9%, or approximately $2.4 million, was attributable to an increase in same state portal revenues and 15%, or approximately $4.3 million, was attributable to our new Colorado and South Carolina portals.  Consistent with our results in the current quarter, same state portal revenues in the current year-to-date period increased 9% over the prior year period.  Same state revenues in the prior year-to-date period increased 17%.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 26%, or approximately $1.8 million, over the prior year quarter.  Of this increase, 15%, or approximately $1.1 million, was attributable to an increase in same state cost of portal revenues, and 11%, or approximately $0.7 million, was primarily attributable to our new Colorado and South Carolina portals.  Cost of portal revenues in the current quarter includes approximately $47,000 in stock-based compensation expense, as further discussed above.

The increase in same state cost of portal revenues was partially attributable to additional personnel in several of our portals due to our continued growth and reinvestment in our core business, in addition to salary increases.  Also contributing to this increase was an increase in bank fees.  A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we anticipate these revenues and the associated bank fees will continue to increase in the future, as these transactions contribute favorably to our operating income growth.

Our portal gross profit rate in the current quarter was 50% compared to 51% in the prior year quarter. We carefully monitor our portal gross profit percentage in an effort to balance generating a solid financial return and delivering value to our government partners through reinvestment in our portals.

Consistent with our results in the current quarter, cost of portal revenues for the six months in the current period increased 25%, or approximately $3.4 million, over the prior year period.  Of this increase, 16%, or approximately $2.3 million, was attributable to an increase in same state cost of portal revenues, and 9%, or approximately $1.1 million, was primarily attributable to our new Colorado and South Carolina portals.  Cost of portal revenues in the current year-to-date period includes approximately $106,000 in stock-based compensation expense, as further discussed above.  Additionally, we incurred approximately $0.2 million in costs for legal fees and information technology security consultation relating to the December 2005 security breach in our Rhode Island portal.  We do not expect to incur significant additional costs in future periods relating to this matter.  Our portal gross profit rate for the six months in the current and prior year periods was 51%.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by type of business (in thousands), with the corresponding percentage change from the prior year period.

	Three-Months Ended June 30,			Six-Months Ended June 30,
	2006	%Change	2005	2006	%Change	2005
Corporate filings	$433	(24)%	$573	$(1,349)	48%	$(2,576)
Ethics & elections	440	(19)%	544	892	(23)%	1,153
Other	95	(17)%	114	183	(33)%	273

Total	$968	(21)%	$1,231	$(274)	76%	$(1,150)

Software & services revenues in the current quarter decreased 21%, or approximately $0.3 million, from the prior year quarter due to decreases in revenues across all of our non-core software & services businesses.  In our corporate filings business, we recognized approximately $0.4 million in revenue from our contract with the California SOS in the current quarter compared to $0.5 million in the prior year quarter.  We recognize revenue on our contract with the California SOS using the percentage of completion method as we make progress, utilizing costs incurred to date as compared to the estimated total cost for the contract.  The decrease in revenues in our ethics & elections business in the current quarter and year-to-date periods is primarily due to our contract with the Federal Election Commission, which has experienced budget reductions in light of federal spending on the Hurricane Katrina relief effort.  Software & services revenues for the six-month periods ended June 30, 2006 and 2005 primarily reflect revenue adjustments under percentage of completion accounting relating to our contract with the California SOS, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

COST OF SOFTWARE & SERVICES REVENUES.  The 19% decrease in cost of software & services revenues in the current quarter is consistent with the corresponding decrease in software & services revenues in the current quarter.  Year-to-date cost of software & services revenues in the current and prior year periods primarily reflects expense adjustments under percentage of completion accounting relating to our contract with the California SOS as further discussed above and in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.  Cost of software & services revenues in the current quarter and year-to-date periods includes approximately $2,000 and $5,000 in stock-based compensation expense, as further discussed above.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter and year-to-date periods increased 9% and 7%, respectively, or approximately $0.3 million and $0.4 million, over the prior year periods.  Selling & administrative expenses in the current quarter and year-to-date periods include approximately $103,000 and $241,000, respectively, in stock-based compensation expense, as further discussed above.   As a percentage of portal revenues, selling & administrative expense decreased to 20% in the current year periods from 23% in the prior year periods, as selling & administrative expenses remained relatively flat year-over-year, while portal revenues in the current year periods increased 24% over the corresponding periods in the prior year.

DEPRECIATION & AMORTIZATION.  The increase in depreciation & amortization expense in the current periods is primarily due to depreciation expense for fixed asset additions throughout our portal businesses, particularly in our newer Kentucky, South Carolina and Colorado portals, during 2005 and the first half of 2006.

INTEREST INCOME.  Interest income reflects interest earned on our investable cash and marketable securities portfolio. In 2005, we began investing our excess cash in short-term marketable debt securities, consisting primarily of auction rate government-backed obligations.  Our marketable securities portfolio totaled $33.5 million at June 30, 2006, up significantly from $8.0 million at June 30, 2005.  Rising short-term interest rates also contributed to the increase in interest income earned on these investments in the current quarter and year-to-date periods.

INCOME TAX PROVISION.  Our income tax provision for the six-month period ended June 30, 2006 includes the establishment of a valuation allowance totaling approximately $101,000 for a state income tax loss carryforward that we may be unable to fully utilize.  Prospectively, we expect our effective tax rate to be between 40% and 42%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $11.0 million in the current period compared to $8.0 million in the prior year period.  The increase in cash flow from operations was primarily the result of a year-over-year increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation, and the adjustments under percentage of completion accounting recorded in the current and prior year periods on our contract with the California SOS, which did not affect operating cash flow, and to a lesser extent, the general timing of payments to certain of our government partners.

The increase in accounts receivable in the current period was primarily attributable to a general increase in revenues across our portal businesses as compared to the fourth quarter of 2005, which is our seasonally lowest quarter in each calendar year due to the smaller number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods.  The increase in accounts payable was also attributable mainly to the general increase in revenues across our portal businesses in the current period.

The decrease in unbilled revenues during the current period was primarily due to the first quarter 2006 adjustment under percentage of completion accounting relating to our contract with the California SOS that reduced unbilled revenues by approximately $2.1 million.  Additionally, in June 2006, the California SOS officially accepted the UCC portion of the project, at which time approximately $1.5 million in milestone payments under the contract became due to us, thus reducing unbilled revenues.

In addition to the first quarter 2006 adjustment under percentage of completion accounting relating to our contract with the California SOS that reduced accrued liabilities by approximately $1.6 million, bonus payments to management-level employees pursuant to a 2005 incentive plan and Company 401(k) matching contributions contributed to the decrease in accrued expenses in the current period.

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three-months ended June 30, 2006 and December 31, 2005 were approximately $61.7 million and $53.1 million, respectively.  We calculate days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended June 30, 2006 and December 31, 2005 was 39 and 38, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, increased to $64.5 million at June 30, 2006 from $51.2 million at December 31, 2005.  Our current ratio, defined as current assets divided by current liabilities, was 2.9 at June 30, 2006 and 2.6 at December 31, 2005.

Cash used in investing activities in the current period primarily reflects $13.0 million in purchases of marketable debt securities in an effort to increase the investment income from our growing cash reserves, and $1.3 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment.  Cash used in investing activities in the prior year period primarily reflects $8.0 million in net purchases of marketable debt securities in an effort to increase investment income and a $3.0 million reduction in our cash collateral requirements under the financing arrangement that covered all of the Company’s outstanding letters of credit.

Financing activities in the current period primarily reflect approximately $1.0 million in proceeds from the exercise of employee stock options and approximately $0.2 million in proceeds from our employee stock purchase program.  Cash provided by financing activities in the prior year period reflect approximately $1.5 million in proceeds from the exercise of employee stock options and approximately $0.1 million in proceeds from our employee stock purchase program.

At June 30, 2006, our total cash and marketable securities balance was $68.3 million compared to $57.4 million at December 31, 2005.  We do not believe the $5.0 million charge we recorded in the first quarter of 2005 relating to the California Secretary of State project or the recent contract amendment that reduces the project scope will have a significant effect on our future liquidity.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, and current growth initiatives for at least the next twelve months without the need of additional capital.  However, we may need to raise additional capital before this period ends to further:

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

Any projections of future earnings and cash flows are subject to substantial uncertainty. If our cash, marketable securities and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or issue debt securities.  The sale of additional equity securities could result in dilution to the Company’s shareholders.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year, for which we pay bank fees of approximately 1.25% to 1.5% of face value per annum.  We had unused outstanding letters of credit totaling approximately $5.4 million at June 30, 2006 and December 31, 2005.  We are not currently required to cash collateralize these letters of credit.  Our collateral requirements have eased over time as we have continued to operate profitably and grow our earnings.  However, even though we expect to be profitable in fiscal 2006 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at June 30, 2006 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased and restricted cash would have increased by approximately $7.8 million.

At June 30, 2006, we were bound by performance bond commitments totaling approximately $7.3 million on certain government contracts.  Of this amount, $5 million related to the performance bond on our contract with the California SOS and $2.3 million related to performance bonds on certain of our portal contracts.  These performance bonds are collateralized by a $5 million letter of credit.  In June 2006, the California SOS officially accepted the UCC portion of the project, at which time we were relieved of our obligation to provide the $5 million performance bond.  The official elimination of the bond requirement is expected to take place in July 2006, at which time our letter of credit collateral requirement to secure the remaining $2.3 million in outstanding portal performance bonds will be reduced to $1 million.  At such time, our outstanding letters of credit will total approximately $1.4 million.  We have never had any defaults resulting in draws on performance bonds or letters of credit.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 2, 2006.  At the meeting, the following matters were voted upon by the shareholders:

1.               The election of six (6) Directors to serve for the upcoming year;

2.               A proposal to approve the 2006 Amended and Restated Stock Option and Incentive Plan;

3.               A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2006.

The Board of Directors of the Company is composed of six (6) members.  The following were the nominees of management voted upon and elected by the holders of the Company’s common stock as of the record date: Jeffery S. Fraser, John L. Bunce, Jr., Art N. Burtscher, Daniel J. Evans, Ross C. Hartley and Pete Wilson.  In the election of directors, there were 56,925,259 votes “for” Jeffery S. Fraser and 506,359 votes “withheld”; 57,129,087 votes “for” John L. Bunce, Jr. and 302,531 votes “withheld”; 57,018,935 votes “for” Art N. Burtscher and 412,683 votes “withheld”; 57,061,202 votes “for” Daniel J. Evans and 370,416 votes “withheld”; 48,852,952 votes “for” Ross C. Hartley and 8,578,666 votes “withheld”; and 57,128,362 votes “for” Pete Wilson and 303,256 votes “withheld”.

The total votes cast pertaining to the approval of the 2006 Amended and Restated Stock Option and Incentive Plan were as follows: 56,232,189 voted “for”, 1,167,774 voted “against” and 31,655 “abstentions”.

The total votes cast pertaining to the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2006 were as follows: 57,339,235 voted “for”, 88,333 voted “against” and 4,050 “abstentions”.

ITEM 6.  EXHIBITS

10.51 — Registrant’s 2006 Amended and Restated Stock Option and Incentive Plan (1)

31.1 — Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 — Section 906 Certifications of Chairman of the Board and Chief Executive Officer and Chief Financial Officer furnished in accordance with Securities Act Release 33-8212

(1) Incorporated by reference to Registration Statement on Form S-8, File No. 333-136016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: August 7, 2006	/s/Eric J. Bur
Eric J. Bur
Chief Financial Officer

Dated: August 7, 2006	/s/Stephen M. Kovzan
Stephen M. Kovzan
Vice President, Financial Operations and Chief Accounting Officer