Form 10-Q
period 2006-09-30
NIC INC
filed 2006-11-06
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2006 was 61,570,900.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except for share amounts

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$32,661	$36,902
Marketable securities	42,000	20,500
Trade accounts receivable	28,213	22,269
Unbilled revenues	406	2,198
Deferred income taxes	755	421
Prepaid expenses & other current assets	1,331	1,632
Total current assets	105,366	83,922
Property and equipment, net	3,666	3,327
Unbilled revenues	—	1,395
Deferred income taxes	22,979	28,916
Other assets	345	285
Total assets	$132,356	$117,845

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,011	$24,458
Accrued expenses	5,372	6,642
Application development contracts	557	1,261
Other current liabilities	350	317
Total current liabilities	36,290	32,678

Commitments and contingencies (Note 2)	—	—

Shareholders' equity:
Common stock, no par, 200,000,000 shares authorized 61,570,900 and 61,073,505 shares issued and outstanding	—	—
Additional paid-in capital	209,699	207,444
Accumulated deficit	(113,465)	(122,093)
	96,234	85,351
Less treasury stock	(168)	(184)
Total shareholders' equity	96,066	85,167
Total liabilities and shareholders' equity	$132,356	$117,845

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except for per share amounts

	Three-months ended September 30,		Nine-months ended September 30,
	2006	2005	2006	2005
Revenues:
Portal revenues	$17,214	$14,637	$51,997	$42,684
Software & services revenues	821	1,321	547	171
Total revenues	18,035	15,958	52,544	42,855
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	9,478	7,620	26,685	21,428
Cost of software & services revenues, exclusive of depreciation & amortization	565	1,117	3	4,442
Selling & administrative	3,916	2,948	10,904	9,507
Depreciation & amortization	501	422	1,531	1,141
Total operating expenses	14,460	12,107	39,123	36,518
Operating income	3,575	3,851	13,421	6,337
Other income (expense):
Interest income	666	197	1,544	432
Equity in net loss of affiliates	—	—	(97)	—
Other income (expense), net	(49)	—	(49)	(3)
Total other income (expense)	617	197	1,398	429
Income before income taxes	4,192	4,048	14,819	6,766
Income tax provision	1,727	1,661	6,191	2,806
Net income	$2,465	$2,387	$8,628	$3,960

Basic net income per share	$0.04	$0.04	$0.14	$0.07
Diluted net income per share	$0.04	$0.04	$0.14	$0.07

Weighted average shares outstanding:
Basic	61,536	60,271	61,353	59,838
Diluted	61,798	61,226	61,749	60,902

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Nine-months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$8,628	$3,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,531	1,141
Stock-based compensation expense	829	—
Application development contracts	(704)	1,338
Deferred income taxes	5,603	2,510
Equity in net loss of affiliates	97	—
Loss on disposal of property and equipment	49	—
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(5,944)	(4,708)
Decrease in unbilled revenues	3,187	2,992
(Increase) decrease in prepaid expenses & other current assets	286	(92)
(Increase) decrease in other assets	(140)	76
Increase in accounts payable	5,553	6,505
(Decrease) in accrued expenses	(1,270)	(302)
Increase (decrease) in other current liabilities	33	(35)
Net cash provided by operating activities	17,738	13,385

Cash flows from investing activities:
Purchases of property and equipment	(1,919)	(1,304)
Purchases of marketable securities	(21,500)	(30,900)
Maturities of marketable securities	—	15,000
Cash and cash equivalents - restricted	—	3,000
Net cash used in investing activities	(23,419)	(14,204)

Cash flows from financing activities:
Proceeds from sale of treasury stock	65	—
Proceeds from employee common stock purchases	157	122
Proceeds from exercise of employee stock options	1,218	2,227
Net cash provided by financing activities	1,440	2,349

Net increase (decrease) in cash and cash equivalents	(4,241)	1,530
Cash and cash equivalents, beginning of period	36,902	30,769
Cash and cash equivalents, end of period	$32,661	$32,299
Other cash flow information:
Interest paid	$—	$—
Income taxes paid	$363	$542

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NIC Inc. (“NIC” or the “Company”) has prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  In management’s opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to state fairly the results of operations for the interim periods presented.  These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  The consolidated balance sheet data included herein as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated statement of cash flows for the nine-month period ended September 30, 2005 reflects changes in restricted cash as an investing activity.  Changes in restricted cash have previously been reflected as a financing activity.

Marketable securities

The Company’s marketable securities at September 30, 2006 were classified as available-for-sale and consisted primarily of short-term auction rate government-backed obligations. These investments are stated at fair value.  The cost of securities sold is based on the specific identification method. The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date.

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

Earnings per share

Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period.  Diluted earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period and common stock equivalents that would arise from the exercise of employee common stock options and common stock warrants or the issuance of restricted stock awards to employees and nonemployee directors using the treasury stock method.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three-months Ended Sep. 30,		Nine-months Ended Sep. 30,
	2006	2005	2006	2005
Numerator:
Net income	$2,465	$2,387	$8,628	$3,960
Denominator:
Weighted average shares – basic	61,536	60,271	61,353	59,838
Employee common stock options and restricted stock awards	262	955	396	1,064
Weighted average shares – diluted	61,798	61,226	61,749	60,902
Basic earnings per share:
Net income	$0.04	$0.04	$0.14	$0.07
Diluted earnings per share:
Net income	$0.04	$0.04	$0.14	$0.07

Outstanding employee common stock options totaling approximately 0.4 million and 0.3 million shares during the three- and nine-month periods ended September 30, 2006, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.  Outstanding employee common stock options totaling approximately 0.4 million and 0.6 million shares during the three- and nine-month periods ended September 30, 2005, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.

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

The adjustment in the Company’s consolidated statement of income for the nine-month period ended September 30, 2005 resulted in a reduction of software & services revenues of approximately $3.5 million and an increase in cost of software & services revenues of approximately $1.5 million.  The adjustment in the Company’s consolidated balance sheet was a reduction in unbilled revenues of approximately $3.5 million and an increase in application development contracts (a current liability) of approximately $1.5 million.

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

As a result of the Amendment, the Company recorded an adjustment under percentage of completion accounting in the first quarter of 2006.  The adjustment in the Company’s consolidated statement of income for the nine-month period ended September 30, 2006 resulted in a reduction of software & services revenues of approximately $2.1 million and a reduction of cost of software & services revenues of approximately $2.1 million.  The adjustment in the Company’s consolidated balance sheet was a reduction in unbilled revenues of approximately $2.1 million, a reduction of accrued liabilities of approximately $1.6 million, and a reduction of application development contracts of approximately $0.5 million.  This adjustment did not affect operating income, net income or basic and diluted earnings per share.

In June 2006, the California SOS officially accepted the UCC portion of the project, which also commenced the 42-month maintenance and operations phase.  Upon acceptance, the Company was relieved of its obligation to provide a $5 million performance bond to the California SOS.  The bond was collateralized by a $5 million letter of credit.  Also upon acceptance, approximately $1.5 million in milestone payments became due to the Company, thus reducing unbilled revenues.  Unbilled revenues under this contract totaled approximately $0.4 million at September 30, 2006 and $3.4 million at December 31, 2005.

At September 30, 2006, the Company’s UCC and corporate filings software development business was primarily engaged in servicing the maintenance and operations obligation under its contract with the California SOS.  This software & services business is not marketing its applications and services for new engagements.

3. STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation expense was recognized if the exercise price of a stock option equaled or exceeded the market price of the underlying stock on the date of grant.  However, stock-based compensation has been included in prior period pro-forma disclosures in the financial statement footnotes as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” which was amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

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

The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the three- and nine-month periods ended September 30, 2005 presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.  For vested stock-based awards that were outstanding on January 1, 2006, the Company was not required to record any additional compensation expense.  For unvested stock-based awards that were outstanding on January 1, 2006, awards that were previously included as part of the pro-forma net income and earnings per share calculations of SFAS No. 123 will be charged to expense over the remaining vesting period, without any changes in measurement.  For all new stock-based awards that are granted or modified after January 1, 2006, the Company will use SFAS No. 123R’s measurement model, expense recognition and settlement provisions.  Upon adoption of SFAS No. 123R, the Company discontinued its historical accounting practice of recognizing forfeitures when they occurred and now estimates compensation cost related to awards not expected to vest.

The following table illustrates the effect on net income and net income per share for the three- and nine-month periods ended September 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts):

	Three-months Ended September 30, 2005	Nine-months Ended September 30, 2005

Net income, as reported	$2,387	$3,960
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(161)	(644)
Pro forma net income	$2,226	$3,316
Basic and diluted net income per share, as reported	$0.04	$0.07
Basic net income per share, pro forma	$0.04	$0.06
Diluted net income per share, pro forma	$0.04	$0.05

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income for the three- and nine-month periods ended September 30, 2006 pursuant to the provisions of SFAS No. 123R (in thousands):

	Three-months Ended September 30, 2006	Nine-months Ended September 30, 2006

Cost of portal revenues, exclusive of depreciation & amortization	$115	$220
Cost of software & services revenues, exclusive of depreciation and amortization	7	12
Selling & administrative	356	597
Stock-based compensation expense before income taxes	478	829
Income tax benefit	(194)	(336)

Net stock-based compensation expense	$284	$493

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

The NIC plan was adopted in May 1998, amended in November 1998 and May 1999, revised in August 1999, and amended and restated in May 2004 and May 2006.  The May 2006 amendment and restatement, as approved by the Company’s Board of Directors and shareholders, modified the NIC plan to allow for the granting of restricted stock awards in addition to stock options.  Under the NIC plan, the Company is authorized to grant stock options and restricted stock awards for up to 9,286,754 common shares.  At September 30, 2006, a total of 1,287,838 shares were available for future grants under the NIC plan.  There have been no option repricings under the NIC plan.

The SDR plan was adopted in May 2000 in conjunction with NIC’s acquisition of SDR Technologies.  Under the SDR plan, the Company is authorized to grant options for up to 229,965 common shares.  No options that are in addition to those granted upon the close of the SDR acquisition will be granted under the SDR plan.  There have been no option repricings under the SDR plan.

Stock options are generally exercisable one year from date of grant in cumulative annual installments of 25% and expire five years after the grant date.  The Company did not grant any stock options during the nine-month period ended September 30, 2006, and does not currently anticipate granting stock options in the future.  Instead, the Company expects to grant only restricted stock awards, as further discussed below.

During the three- and nine-month periods ended September 30, 2005, the Company granted 70,500 stock options to employees with an exercise price of $4.95.  The fair value of each option grant was determined using the Black-Scholes option-pricing model and applying the following assumptions:

Risk-free interest rate	3.78%
Expected dividend yield	0.00
Expected option life	3.2 years
Expected stock price volatility	53%

Fair value of options granted	$1.99

The Black-Scholes option-pricing model was not developed for use in valuing employee stock options, but was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility.  Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation, or should not be used to predict the value ultimately realized by employees who receive equity awards.  Because changes in the subjective assumptions can materially affect the fair value estimate and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee stock options.

Summary stock option activity for the nine-month period ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,179,802	$4.07
Granted	—	—
Exercised	(445,898)	$2.73		$1,487,000
Expired	(140,771)	$6.65
Canceled	(32,250)	$5.48
Outstanding at September 30, 2006	1,560,883	$4.19	2.4	$1,497,000
Exercisable at September 30, 2006	833,571	$4.33	2.1	$681,000

The aggregate intrinsic value of options exercised during the three-month period ended September 30, 2006 was $169,000.  Cash proceeds from the exercise of employee stock options for the three- and nine-month periods ended September 30, 2006 were approximately $219,000 and $1,218,000, respectively.  Cash proceeds from the exercise of employee stock options for the three- and nine-month periods ended September 30, 2005 were approximately $745,000 and $2,227,000, respectively.

Summary nonvested stock option activity for the nine-month period ended September 30, 2006 is presented below:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	1,115,723	$2.15
Granted	—	—
Vested	(356,911)	$2.04
Expired	—	—
Canceled	(31,500)	$3.40
Nonvested at September 30, 2006	727,312	$2.17

The fair value of options vested during the three- and nine-month periods ended September 30, 2006 was approximately $647,000 and $727,000, respectively.

In 2005, certain employees of the Company exercised non-qualified stock options.  As a result, the Company received federal income tax deductions, or windfall tax benefits.  The tax benefit for the deductions of approximately $390,000 and $1,070,000 for the three- and nine-month periods ended September 30, 2005 increased deferred tax assets and was credited directly to additional paid-in capital.

Under the guidance of footnote 82 of paragraph A94 of SFAS No. 123R, the Company is not permitted to recognize a credit to additional paid-in capital for windfall tax benefits unless such windfall tax benefits reduce income taxes payable.  Since the Company is not currently paying federal income taxes (with the exception of federal alternative minimum tax), such windfall tax benefits generally increase the Company’s tax net operating loss carryforwards.  Accordingly, the Company did not record an increase to deferred tax assets with an offsetting increase to additional paid-in capital for the windfall tax benefit of approximately $69,000 and $572,000 relating to the exercise of non-qualified stock options during the three- and nine-month periods ended September 30, 2006.

As of September 30, 2006, there was approximately $988,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options.  The Company expects to recognize this cost over a weighted-average period of 1.7 years.

The Company began granting shares of restricted stock in the second quarter of 2006, when it granted 21,600 shares to certain non-executive employees of the Company with a grant date fair value of $6.85 per share.  In the third quarter of 2006, the Company granted an additional 493,254 shares to executive officers and management-level employees of the Company with a grant date fair value of $5.65 per share.  Grants of restricted stock vest one year from the date of grant in cumulative annual installments of 25%.  Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

Summary restricted stock activity for the nine-month period ended September 30, 2006 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	—	—
Granted	514,854	$5.71
Vested	—	—
Expired	—	—
Canceled	(4,579)	$5.65
Nonvested at September 30, 2006	510,275	$5.71

Approximately $118,000 and $121,000 in stock-based compensation expense related to restricted stock awards is included in the Company’s consolidated statements of income for the three- and nine-month periods ended September 30, 2006, respectively.  At September 30, 2006, the Company had approximately $1,810,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards.  The Company expects to recognize this cost over the next 3.8 years.

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

Included in the Company’s stock-based compensation expense for the three- and nine-month periods ended September 30, 2006 is a portion of the cost (approximately $13,000 and $26,000, respectively) relating to the ESPP offering period ending on March 31, 2007.  Included in the Company’s stock-based compensation expense for the nine-month period ended September 30, 2006 is a portion of the cost (approximately $12,000) relating to the ESPP offering period that ended on March 31, 2006.  The fair values of the offerings were estimated on the dates of grant using the Black-Scholes model using the assumptions in the following table.

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

The following is a summary of the Company’s eighteen outsourced state government portal contracts at September 30, 2006:

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

During the second quarter of 2006, the Company was granted a one-year contract renewal from the State of Oklahoma, and a contract extension from the state of Maine, which extended the contract expiration date to January 2008.  Also during the second quarter of 2006, the Company signed a new long-term contract with the state of Indiana that commenced on July 1, 2006.  The contract includes an initial four-year term and renewal options that run through June 2014.  The new contract is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project-based pricing for variable services.  Historically, the majority of revenues under this contract were DMV and non-DMV transaction-based.  In addition, during the second quarter of 2006, the state of Rhode Island elected to rebid its portal services contract and therefore extended the initial term of the contract with the New England Interactive subsidiary of the Company by one year to allow time for the rebid process to occur. The extension is subject to being superceded if the State elects to renew the present contract, or terminated early if the state elects a different portal provider.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended September 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2006
Revenues	$17,214	$821	$—	$18,035

Costs & expenses	10,455	627	2,877	13,959
Depreciation & amortization	457	16	28	501
Operating income (loss)	$6,302	$178	$(2,905)	$3,575

2005
Revenues	$14,637	$1,321	$—	$15,958

Costs & expenses	8,195	1,171	2,319	11,685
Depreciation & amortization	373	26	23	422
Operating income (loss)	$6,069	$124	$(2,342)	$3,851

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended September 30 (in thousands):

	2006	2005
Total operating income for reportable segments	$3,575	$3,851
Interest income	666	197
Other income (expense), net	(49)	—

Consolidated income before income taxes	$4,192	$4,048

The table below reflects summarized financial information concerning the Company’s reportable segments for the nine months ended September 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2006
Revenues	$51,997	$547	$—	$52,544

Costs & expenses	29,047	513	8,032	37,592
Depreciation & amortization	1,397	51	83	1,531
Operating income (loss)	$21,553	$(17)	$(8,115)	$13,421

2005
Revenues	$42,684	$171	$—	$42,855

Costs & expenses	23,285	4,829	7,263	35,377
Depreciation & amortization	959	122	60	1,141
Operating income (loss)	$18,440	$(4,780)	$(7,323)	$6,337

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the nine months ended September 30 (in thousands):

	2006	2005
Total operating income for reportable segments	$13,421	$6,337
Interest income	1,544	432
Equity in net loss of affiliates	(97)	—
Other income (expense), net	(49)	(3)

Consolidated income before income taxes	$14,819	$6,766

6. INCOME TAXES

The Company’s income tax provision for the nine-month period ended September 30, 2006 includes the establishment of a valuation allowance totaling approximately $101,000 for a state income tax loss carryforward that the Company may be unable to fully utilize.  Prospectively, the Company expects its effective tax rate to be between 40 and 42%.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company will be required to adopt FIN 48 in the first quarter of 2007.  The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any, on its consolidated financial statements.

Quantifying Financial Statement Errors

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 was issued to eliminate diversity in practice surrounding how public companies quantify financial statement misstatements by putting forward a single quantification framework.  The Company will be required to apply the provisions of SAB No. 108 for its fiscal year ending December 31, 2006.  The Company is currently evaluating the requirements of SAB No. 108 and has not yet determined the impact, if any, on its consolidated financial statements.

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

OVERVIEW

The following discussion summarizes the significant factors affecting operating results for the three- and nine-month periods ended September 30, 2006 and 2005.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

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

The adjustment in our consolidated statement of income for the nine-month period ended September 30, 2005 resulted in a reduction of software & services revenues of approximately $3.5 million and an increase in cost of software & services revenues of approximately $1.5 million.  The adjustment in our consolidated balance sheet was a reduction in unbilled revenues of approximately $3.5 million and an increase in application development contracts (a current liability) of approximately $1.5 million.

On March 13, 2006, we entered into an amendment to our contract with the California SOS.  Among other changes, the amendment reduced the aggregate contract value from approximately $25 million to approximately $19 million, and released us from the obligation to deliver the business filings, or BE, portion of the project, except for maintenance of hardware and delivery of BE images as expressly set forth in the amendment.  The amendment also set forth the final criteria in order for the California SOS to accept the Uniform Commercial Code, or UCC, portion of the project and move it into the maintenance and operations phase.

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

As a result of the amendment, we recorded an adjustment under percentage of completion accounting in the first quarter of 2006.  The adjustment in our consolidated statement of income for the nine-month period ended September 30, 2006 resulted in a reduction of software & services revenues of approximately $2.1 million and a reduction of cost of software & services revenues of approximately $2.1 million.  The adjustment in our consolidated balance sheet was a reduction in unbilled revenues of approximately $2.1 million, a reduction of accrued liabilities of approximately $1.6 million, and a reduction of application development contracts of approximately $0.5 million.  This adjustment did not affect operating income, net income or basic and diluted earnings per share.

In June 2006, the California SOS officially accepted the UCC portion of the project, which also commenced the 42-month maintenance and operations phase.  At September 30, 2006, our corporate filings software & services business was primarily engaged in servicing the maintenance and operations obligation under its contract with the California SOS.  This business is not marketing its applications and services for new engagements.

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

Prior to the adoption of SFAS No. 123R, we did not recognize stock-based compensation expense if the exercise price of stock options granted to employees or nonemployee directors was greater than or equal to the price of our common stock on the grant date.  In addition, we did not recognize stock-based compensation expense for shares issued under our employee stock purchase plan.  Beginning January 1, 2006 with the adoption of SFAS No. 123R, we began recognizing stock-based compensation expense for the cost of stock options, restricted stock awards and shares issued under our employee stock purchase plan.  The following table presents stock-based compensation expense included in our consolidated statements of income (in thousands):

	Three-months Ended September 30, 2006	Nine-months Ended September 30, 2006

Cost of portal revenues, exclusive of depreciation & amortization	$115	$220
Cost of software & services revenues, exclusive of depreciation and amortization	7	12
Selling & administrative	356	597
Stock-based compensation expense before income taxes	478	829
Income tax benefit	(194)	(336)

Net stock-based compensation expense	$284	$493

As of September 30, 2006, there was approximately $988,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options and approximately $1,810,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards.  The Company expects to recognize the cost related to stock options over a weighted-average period of 1.7 years and the cost related to restricted stock awards over the next 3.8 years.

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

RESULTS OF OPERATIONS

	Three-months ended September 30,		Nine-months ended September 30,
Key Financial Metrics	2006	2005	2006	2005
Revenue growth – outsourced portals	18%	23%	22%	17%
Same state revenue growth – outsourced portals	8%	20%	8%	18%
Recurring portal revenue %	95%	97%	96%	97%
Gross profit % - outsourced portals	45%	48%	49%	50%
Selling & administrative expenses as % of portal revenues	23%	20%	21%	22%
Operating income margin% (operating income as a % of portal revenues)	21%	26%	26%	15%

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

•                  Software development & portal management: these are fees from the performance of software development projects and other time and materials or fixed fee services for our government partners.  While we actively market time and materials services, they may not have the same degree of predictability as our transaction-based revenues.

In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands) with the corresponding percentage change from the prior year period.

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2006	% Change	2005	2006	% Change	2005
DMV transaction-based	$9,844	8%	$9,109	$31,858	21%	$26,408
Non-DMV transaction-based	5,438	7%	5,089	16,997	15%	14,737
Software development & portal management	1,932	340%	439	3,142	104%	1,539

Total	$17,214	18%	$14,637	$51,997	22%	$42,684

Portal revenues in the current quarter increased 18%, or approximately $2.6 million, over the prior year quarter.  Of this increase, 8%, or approximately $1.1 million, was attributable to an increase in same state portal revenues (outsourced portals in operation and generating recurring revenues for two full years), and 10%, or approximately $1.5 million, was attributable to our new Colorado portal, which began generating DMV revenues in October 2005.

Our Indiana portal subsidiary signed a new long-term contract with the state of Indiana that commenced on July 1, 2006.  The new contract is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project-based pricing for variable services.  Historically, the majority of revenues under this contract were DMV and non-DMV transaction-based.  Under the new contract, the majority of revenues will be classified as portal management.  Prior to July 1, 2006, we defined same state revenues as those from states in operation and generating DMV revenues for two full years.  Because the majority of revenues from the new Indiana contract are generally recurring, we will continue to include Indiana portal revenues in the calculation of same state revenue growth even though we no longer earn DMV transaction-based revenues under the contract.  Same state portal revenues in the current quarter increased 8% over the prior year quarter primarily due to increased transaction revenues from our Montana, Oklahoma, Tennessee and Utah portals, among others.

Excluding Indiana, same state portal revenues in the current quarter increased 11% over the prior year, with same state DMV transaction-based revenues increasing 1% and same state non-DMV transaction-based revenues increasing 26% (primarily due to the addition of several new revenue generating applications in existing portals).  Our same state revenue growth in the current quarter was lower than the 20% growth we achieved in the prior year quarter primarily due to decreases in same state DMV and non-DMV transaction-based revenue growth and due to a $0.3 million decrease in revenues from Indiana.  Excluding Indiana, same state DMV revenue growth in the current quarter was 1% compared to 12% in the prior year quarter. The higher growth in the prior year quarter was primarily due to the effect of modest DMV price increases in two of our larger portal states.  Same state DMV revenue growth is expected to range from 1% to 3% in 2006.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.  Same state non-DMV transaction based revenue growth was 46% in the prior year quarter.  Same state non-DMV transaction growth is expected to range from 20% to 25% in 2006.

Portal revenues for the nine months in the current period increased 22%, or approximately $9.3 million, over the prior year period.  Of this increase, 8%, or approximately $3.4 million, was attributable to an increase in same state portal revenues and 14%, or approximately $5.9 million, was attributable to our new Colorado and South Carolina portals.  Consistent with our results in the current quarter, same state portal revenues in the current year-to-date period increased 8% over the prior year period.  Same state revenues in the prior year-to-date period increased 18%.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 24%, or approximately $1.9 million, over the prior year quarter.  Of this increase, 16%, or approximately $1.2 million, was attributable to an increase in same state cost of portal revenues, and 8%, or approximately $0.7 million, was primarily attributable to our new Colorado portal.  Cost of portal revenues in the current quarter includes approximately $0.1 million in stock-based compensation expense, as further discussed above and in Note 3 in the Notes to Consolidated Financial Statement included in this Form 10-Q.

The increase in same state cost of portal revenues was mostly attributable to additional personnel in several of our portals due to our continued growth and reinvestment in our core business, coupled with mid-year 2006 salary increases across all portals that were in addition to normal annual increases, in an effort to better align our employee compensation structure with the general market.  Also contributing to this increase was an increase in bank fees.  A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we anticipate these revenues and the associated bank fees will continue to increase in the future, as these transactions contribute favorably to our operating income growth.

Our portal gross profit rate in the current quarter was 45% compared to 48% in the prior year quarter, with cost of portal revenues growing at a higher rate (24%) than portal revenues (18%), as further discussed above.  We carefully monitor our portal gross profit percentage in an effort to balance generating a solid financial return and delivering value to our government partners through reinvestment in our portals.

Consistent with our results in the current quarter, cost of portal revenues for the nine months in the current period increased 25%, or approximately $5.3 million, over the prior year period.  Of this increase, 15%, or approximately $3.3 million, was attributable to an increase in same state cost of portal revenues, and 10%, or approximately $2.2 million, was primarily attributable to our new Colorado and South Carolina portals.  Partially offsetting these increases was a $0.2 million decrease in cost of portal revenues relating to the shutdown of our remaining stand-alone local portals in 2005. Cost of portal revenues in the current year-to-date period includes approximately $O.2 million in stock-based compensation expense, as further discussed above and in Note 3 in the Notes to Consolidated Financial Statement included in this Form 10-Q. Additionally, we incurred approximately $0.2 million in costs for legal fees and information technology security consultation relating to the December 2005 security breach in our Rhode Island portal.  We do not expect to incur significant additional costs in future periods relating to this matter.  Our portal gross profit rate for the nine months in the current period was 49% compared to 50% in the prior year period.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by type of business (in thousands), with the corresponding percentage change from the prior year period.

	Three-Months Ended September 30,			Nine-Months Ended September 30,
	2006	% Change	2005	2006	% Change	2005
Corporate filings	$250	(64)%	$704	$(1,099)	41%	$(1,872)
Ethics & elections	475	(11)%	533	1,368	19%	1,686
Other	96	14%	84	278	(22)%	357

Total	$821	(38)%	$1,321	$547	220%	$171

Software & services revenues in the current quarter decreased 38%, or approximately $0.5 million, from the prior year quarter due to primarily to a decrease in revenues from our corporate filings business.  In our corporate filings business, we recognized approximately $0.2 million in revenue from our contract with the California SOS in the current quarter compared to $0.7 million in the prior year quarter.  We recognize revenue on our contract with the California SOS using the percentage of completion method as we make progress, utilizing costs incurred to date as compared to the estimated total cost for the contract.  Software & services revenues for the nine-month periods ended September 30, 2006 and 2005 primarily reflect revenue adjustments under percentage of completion accounting relating to our contract with the California SOS, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

COST OF SOFTWARE & SERVICES REVENUES.  The 49% decrease in cost of software & services revenues in the current quarter is consistent with the corresponding decrease in software & services revenues in the current quarter.  Year-to-date cost of software & services revenues in the current and prior year periods primarily reflects expense adjustments under percentage of completion accounting relating to our contract with the

California SOS as further discussed above and in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q.  Cost of software & services revenues in the current quarter and year-to-date periods includes approximately $7,000 and $12,000 in stock-based compensation expense, as further discussed above.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter and year-to-date periods increased 33% and 15%, respectively, or approximately $1.0 million and $1.4 million, over the prior year periods.  The increase in selling & administrative expenses was mostly attributable to additional personnel across our corporate-level divisions, coupled with mid-year 2006 salary increases across all corporate-level divisions that were in addition to normal annual increases, in an effort to better align our employee compensation structure with the general market.  Since the third quarter of 2005, our corporate-level headcount has increased by approximately 33%, as we have added personnel to support and enhance corporate-wide information technology security and portal operations, in addition to sales & marketing and growth initiatives.  In addition, selling & administrative expenses in the current quarter and year-to-date periods include approximately $0.4 million and $0.6 million, respectively, in stock-based compensation expense, as further discussed above and in Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-Q. As a percentage of portal revenues, selling & administrative expense increased to 23% in the current quarter from 20% in the prior year.  On a year-to-date basis, selling & administrative expenses decreased to 21% of portal revenues compared to 22% in the prior year.

DEPRECIATION & AMORTIZATION.  The increase in depreciation & amortization expense in the current periods is primarily due to depreciation of fixed asset additions throughout our portal businesses, particularly in our newer Kentucky, South Carolina and Colorado portals, during 2005 and the first half of 2006.

INTEREST INCOME.  Interest income reflects interest earned on our investable cash and marketable securities portfolio. In 2005, we began investing our excess cash in short-term marketable debt securities, consisting primarily of auction rate government-backed obligations.  Our marketable securities portfolio totaled $42.0 million at September 30, 2006, up significantly from $15.9 million at September 30, 2005.  Higher short-term interest rates also contributed to the increase in interest income earned on these investments in the current quarter and year-to-date periods.

INCOME TAX PROVISION.  Our income tax provision for the nine-month period ended September 30, 2006 includes the establishment of a valuation allowance totaling approximately $101,000 for a state income tax loss carryforward that we may be unable to fully utilize.  Prospectively, we expect our effective tax rate to be between 40% and 42%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $17.7 million in the current period compared to $13.4 million in the prior year period.  The increase in cash flow from operations was primarily the result of a year-over-year increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation, and the adjustments under percentage of completion accounting recorded in the current and prior year periods on our contract with the California SOS, which did not affect operating cash flow.

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

The decrease in accrued expenses during the current period was primarily due to the first quarter 2006 adjustment under percentage of completion accounting relating to our contract with the California SOS that reduced accrued liabilities by approximately $1.6 million.

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three-months ended September 30, 2006 and December 31, 2005 were approximately $217.3 million and $152.5 million, respectively.  We calculate days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended September 30, 2006 and December 31, 2005 was 12 and 13, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, increased to $69.1 million at September 30, 2006 from $51.2 million at December 31, 2005.  Our current ratio, defined as current assets divided by current liabilities, was 2.9 at September 30, 2006 and 2.6 at December 31, 2005.

Cash used in investing activities in the current period reflects $21.5 million in purchases of marketable debt securities in an effort to increase the investment income from our growing cash reserves, and $1.9 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment, in addition to corporate-wide spending on information technology security.  Cash used in investing activities in the prior year period reflects $15.9 million in net purchases of marketable debt securities in an effort to increase investment income and a $3.0 million reduction in our cash collateral requirements under the financing arrangement that covered all of the Company’s outstanding letters of credit.  Prior year capital expenditures of approximately $1.3 million were primarily for normal fixed asset additions in our outsourced portal business.

Financing activities in the current period primarily reflect approximately $1.2 million in proceeds from the exercise of employee stock options and approximately $0.2 million in proceeds from our employee stock purchase program.  Cash provided by financing activities in the prior year period reflect approximately $2.2 million in proceeds from the exercise of employee stock options and approximately $0.1 million in proceeds from our employee stock purchase program.

At September 30, 2006, our total cash and marketable securities balance was $74.7 million compared to $57.4 million at December 31, 2005.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, and current growth initiatives for at least the next twelve months without the need of additional capital.  However, we may need to raise additional capital before this period ends to further:

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

We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year, for which we pay bank fees of approximately 1.25% to 1.5% of face value per annum.  We had unused outstanding letters of credit totaling approximately $1.3 million at September 30, 2006 and $5.4 million at December 31, 2005.  We are not currently required to cash collateralize these letters of credit.  Our collateral requirements have eased over time as we have continued to operate profitably and grow our earnings.  However, even though we expect to be profitable in fiscal 2006 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at September 30, 2006 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased and restricted cash would have increased by approximately $3.3 million.

At September 30, 2006, we were bound by performance bond commitments totaling approximately $2.3 million on certain government portal outsourcing contracts.  These performance bonds are collateralized by a $1 million letter of credit.  In the second quarter of 2006, the California SOS officially accepted the UCC portion of the project, at which time we were relieved of our obligation to provide a $5 million performance bond.  The official elimination of the bond requirement took place in the third quarter of 2006, at which time our letter of credit collateral requirement to secure the remaining $2.3 million in outstanding portal performance bonds was reduced to $1 million.  We have never had any defaults resulting in draws on performance bonds or letters of credit.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NIC INC.

Dated: November 6, 2006	/s/ Eric J. Bur
Eric J. Bur
Chief Financial Officer

Dated: November 6, 2006	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Vice President, Financial Operations and Chief Accounting Officer