Form 10-K
period 2006-12-31
NIC INC
filed 2007-03-15
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K
__________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transaction period from __________ to __________
Commission file number 000-26621

NIC INC.
(Exact name of registrant as specified in its charter)
Colorado	52-2077581
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
10540 South Ridgeview Road, Olathe, Kansas 66061
(Address of principal executive office, including Zip Code)
Registrant’s telephone number, including area code: (877) 234-3468
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value per share	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐      Accelerated filer ☒     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
     The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2006, was approximately $279,903,000 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     On February 28, 2007, 61,705,650 shares of the registrant’s common stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be issued in connection with its Annual Meeting of Shareholders to be held in 2007 are incorporated by reference into Part III of this Form 10-K.
Except as otherwise stated, the information contained in this Form 10-K is as of February 28, 2007.

TABLE OF CONTENTS
NIC INC.
FORM 10-K ANNUAL REPORT
		Page
PART I
Item 1	Business	3
Item 1A.	Risk Factors	12
Item 2	Properties	24
Item 3	Legal Proceedings	24
Item 4	Submission of Matters to a Vote of Security Holders	24
PART II
Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and
	Issuer Purchases of Equity Securities	25
Item 6	Selected Consolidated Financial Data	26
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8	Consolidated Financial Statements and Supplementary Data	43
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71
Item 9A.	Controls and Procedures	71
Item 9B.	Other Information	71
PART III
Item 10	Directors and Executive Officers of the Registrant	72
Item 11	Executive Compensation	72
Item 12	Security Ownership of Certain Beneficial Owners and Management and
	Related Shareholder Matters	72
Item 13	Certain Relationships and Related Transactions	73
Item 14	Principal Accountant Fees and Services	73
PART IV
Item 15	Exhibits, Financial Statement Schedules	74

PART I

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this Annual Report on Form 10-K regarding NIC and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced. However, it is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting competition issues discussed on page 12, the other specific risk factors discussed on pages 12 to 24, and commitments and contingencies described in Notes 2, 3, 7, 8 and 14 to the consolidated financial statements included in this Form 10-K. Other factors not presently identified may also cause actual results to differ.

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

     The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100F Street, NE, Washington, D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.

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

     Currently, we have contracts to provide portal outsourcing services to nineteen states, of which eighteen are serviced under our self-funding business model. We typically enter into three- to five-year contracts with our government partners and manage operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. We intend to increase our revenues by signing long-term portal contracts with new government partners and by delivering new services to a growing number of government entities within our existing contractual relationships.

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

Growth of the Internet, electronic commerce and eGovernment

     The Internet is a global medium that enables millions of people worldwide to share information, communicate and conduct business electronically. According to eMarketer estimates, one billion people worldwide had Internet access in 2006 and nearly 250 million households had access to broadband services. Within this audience, the Computer Industry Almanac reports that approximately 845 million people use the Internet on a regular basis.

     Penetration of personal computers also continues to rise. According to Forrester Research, the number of personal computers in use globally will double by 2010 to 1.3 billion units. Mature markets including in North America, Europe, and Asia-Pacific will have added 150 million new PCs by the end of this decade, while emerging markets will have increased personal computer penetration by 566 million units.

     Access to high-speed Internet services provides users with a more responsive Web browsing experience. Nielsen/NetRatings reported that 77% of active Internet users in the United States had broadband access as of October 2006. According to Scarborough Research, broadband access across the U.S. has reached critical mass and is having a clear impact on user behavior. Broadband consumers tend to have high speed Web access virtually 24 hours a day and seven days a week - at work, at home and increasingly across an array of portable devices such as laptops, PDAs and mobile phones. While only about 9% of adults in the United States report spending 20 hours or more a week on the Internet, this number nearly doubles to 17% among those with broadband access at home.

     The volume of electronic commerce has grown in parallel with the Internet itself. According to ComScore Networks, the total value of non-travel eCommerce spending in the United States surpassed $102 billion in 2006, up 24 percent from 2005.

      Similar growth trends are seen for eGovernment. Research firm Input predicts that spending on state and local government information technology outsourcing will grow to $20 billion by 2010.

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

Compelling and flexible financial models for governments

     With our self-funding business model, we allow governments to implement comprehensive eGovernment services at minimal cost and risk. We take on the responsibility and cost of designing, building and operating government portals and applications, with minimal use of government resources. We employ our technological resources and accumulated expertise to help governments avoid the risks of selecting and investing in new and often untested technologies. We implement our services rapidly, efficiently and accurately, using our well-tested and reliable infrastructure and processes. Once we establish a portal and the associated applications, we manage transaction flows, data exchange and payment processing, and we fund ongoing costs from the fees received from portal users, who access information and conduct transactions through the portal. We are also able to provide specific fee-based application and portal outsourcing solutions to governments who cannot or do not wish to pursue a self-funding portal solution.

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

Government Contracts

Our portal outsourcing businesses

     Through our portal outsourcing businesses, we currently have contracts with 22 state and local government agencies. At December 31, 2006, we provided outsourced government portal services through the following portals:

	Year Services
Government Entity	Commenced	Web Address
Vermont	2006	www.Vermont.gov
Colorado	2005	www.Colorado.gov
South Carolina	2005	www.SC.gov
Kentucky	2003	www.Kentucky.gov
Alabama	2002	www.Alabama.gov
Des Moines, Iowa	2002	www.DMgov.com
Iowa State County Treasurers Association	2002	www.IowaTreasurers.org
Rhode Island	2001	www.RI.gov
Oklahoma	2001	www.OK.gov
Montana	2001	www.MT.gov
Tennessee	2000	www.Tennessee.gov
Hawaii	2000	www.Hawaii.gov
Idaho	2000	www.Idaho.gov
Utah	1999	www.Utah.gov
Maine	1999	www.Maine.gov
Arkansas	1997	www.Arkansas.gov
Indianapolis and Marion County, Indiana	1997	www.CivicNet.net
Iowa	1997	www.Iowa.gov
Virginia	1997	www.Virginia.gov
Indiana	1995	www.IN.gov
Nebraska	1995	www.Nebraska.gov
Kansas	1992	www.Kansas.gov

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

  bear the risk of collecting transaction fees; and

  have an independent audit conducted upon that government’s request.

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

Our software & services businesses

UCC and corporate filings software development

     Our UCC and corporate filings software development business, NIC Conquest, focuses on secretaries of state, whose offices are state governments’ principal agencies for corporate filings. We have installed Uniform Commercial Code (“UCC”) and/or business entity software applications for Web-enabling the back-office systems and processes for business-to-government filings with the following states: California, Arkansas, Indiana, Montana, Oklahoma, South Dakota and Texas.

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

Product or Service	Description	Primary Users
Driver’s License Records Retrieval	For those legally authorized businesses,	Insurance companies
this service offers controlled instant
look-up of driving records. Includes
commercial licenses.

Vehicle Title, Lien & Registration	Provides controlled interactive title,	Insurance companies,
	registration and lien database access.	lenders, citizens
Permits citizens to renew their vehicle
registrations online.

BillWatch (Lobbyist in a Box)	Allows the user to monitor state legislative	Attorneys, lobbyists
activity. Users can tag bills by key word
or bill number, and BillWatch will send an
e-mail when a change occurs in the status
of the bill. Legislative activity can be
monitored via wireless access.

Health Professional License Services	Allows users to search databases on	Hospitals, clinics, health
	several health professions to verify license	insurers, citizens
status.

Secretary of State Searches	Allows users to access filings of	Attorneys, lenders
corporations, partnerships and other
entities, including charter documents.

Uniform Commercial Code (UCC)	Permits searches of the UCC database to	Attorneys, lenders
Searches and Filings	verify financial liens, and permits filings
of secured financial documents.

Professional License Renewal	Permits professionals to renew their	Attorneys, doctors, nurses,
	licenses on line using a credit card.	architects and other licensed
professionals

Driver’s License Renewal	Permits citizens to renew their driver’s	Citizens
license on line using a credit card.

Limited Criminal History Searches	For those legally authorized, provides	Schools, governments,
	users with the ability to obtain a limited	human resource
	criminal history report on a specified	professionals, nonprofits
	individual.	working with children or
handicapped adults

Product or Service	Description	Primary Users
Income and Property Tax Payments	Allows users to file and pay for a variety	Businesses and citizens
of state and local income and property
taxes.

Hunting and Fishing Licenses	Permits citizens to obtain and pay for	Citizens
outdoor recreation licenses over the
Internet.

Business Registrations and	Allows business owners to search for and	Businesses
Renewals	reserve a business name, submit and pay
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

Revenues

     In our outsourced portal businesses, we currently derive revenue from two main sources: transaction-based fees and fees for application development and portal management.

     In most of our outsourced portal businesses, our revenues are generated from transactions, which generally include the collection of transaction-based and subscription fees from users. The highest volume, most commercially valuable service we offer is access to motor vehicle records through our insurance industry records exchange network. This service accounted for approximately 63% of our portal revenues in 2004, 62% in 2005 and 59% in 2006. ChoicePoint, which resells these records to the auto insurance industry, accounted for approximately 46% of portal revenues in 2004, 46% in 2005 and 47% in 2006. In 2006, transaction-based revenues accounted for approximately 92% of our outsourced portal revenues. Fees for application development and portal management accounted for approximately 8% of our outsourced portal revenues.

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

     Although each government’s unique political and economic environment drives different marketing and development priorities, we have found many of our core applications to be relevant across multiple jurisdictions. Each of our outsourced portal businesses has a director of marketing and additional marketing staff that meet regularly with government, business and consumer representatives to discuss potential new services. We also promote the use of existing services to existing and new customers through speaking engagements and targeted advertising to organizations for professionals, including lawyers, bankers and insurance agents that have a need for regular interaction with government. We identify services that have been developed and implemented successfully for one government and replicate them in other jurisdictions.

Technology and Operations

     Over the past 14 years, we have made substantial investments in the development of Internet-based applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the Internet, Internet security, Web-to-legacy system integration, Web-to-mainframe integration, database design, Web site administration and Web page development. Within this scope, we have developed and implemented a comprehensive Internet portal framework for governments, and a broad array of stand-alone products and services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored portal services that keep our partners on the forefront of eGovernment.

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

Employees

     As of December 31, 2006, we had 339 full-time employees, of which 56 were working in corporate operations, 270 were in our outsourced portal businesses and 13 were in our software & services businesses. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. From time to time, we also employ independent contractors to support our application development, marketing, sales and support and administrative organizations. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

     In the fourth quarter of 1998, we determined that the balance of revenues remaining to be recognized under our existing contractual obligations was not expected to cover anticipated costs of developing and implementing the related applications. Estimated costs in excess of fixed contract prices of $1.3 million for completing these applications were expensed under the percentage-of-completion method of accounting in the fourth quarter of 1998. We accrued additional anticipated losses of $1.1 million in 1999, $1.4 million in 2000, and $6.0 million in 2001 based on revised estimates relating to our then-existing contracts. In 2002, we accrued approximately $3.5 million in anticipated losses due to cost overruns on contracts in Arkansas, Minnesota and Oklahoma. We have fulfilled all obligations under our contracts with the states of Minnesota and Oklahoma, and the Arkansas system is currently in the maintenance phase. As recently as the first quarter of 2005, we recorded a $5.0 million charge due to anticipated cost overruns on our contract with the California Secretary of State, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K. In June 2006, the California Secretary of State officially accepted the UCC system, which also commenced the maintenance and operations phase of the contract. However, it is possible that our costs will similarly exceed revenues in the future, as a result of unforeseen difficulties in the creation of an application called for in the contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs, delays in completing the contract, or other reasons. If this occurs, our results of operations, financial condition and cash flows could be seriously harmed.

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

     A significant portion of the work we are obligated to deliver to the California Secretary of State is performed by subcontractors. There is a risk that the California Secretary of State or we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractors and customer concerns about the subcontractors. Disputes with subcontractors or the California Secretary of State could lead to legal disputes and litigation. Adverse judgments or settlements in legal disputes may result in significant monetary damages or injunctive relief against us. In addition, if any of our subcontractors fails to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, our ability to fulfill our obligations as a prime contractor may be jeopardized. Subcontractor performance deficiencies could result in the termination of our contract for default. A termination for default could expose us to liability and have an adverse effect on our business prospects, financial condition, and on our ability to compete for future contracts and orders.

     We have incurred significant net losses in the past, and may do so again in the future.

     We expanded rapidly following our initial public offering in July 1999 and incurred substantial net losses through mid-2002 primarily as a result of our acquired software & services businesses. We incurred net losses of approximately $10.7 million for the year ended December 31, 1999, $40.3 million for the year ended December 31, 2000, $77.4 million for the year ended December 31, 2001 and $7.6 million for the year ended December 31, 2002. However, as part of a broad strategic refocusing of the Company on our profitable core outsourced portal business during 2002, we exited our eProcurement business, NIC Commerce, decided to wind down our transportation business, IDT, and restructured the other software & services businesses in an effort to accelerate our path to profitability. As a result, the Company became profitable in the second half of 2002 and has been profitable since that time with the exception of the first quarter of 2005, as a result of the $5.0 million charge we recorded on our UCC and corporate filings software development engagement with the California Secretary of State, our only remaining legacy contract from this business. Further, even though we were profitable in 2006, we may not be able to sustain or increase profitability on a quarterly or annual basis thereafter. We will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve growing profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to remain profitable on a long-term, sustained basis.

     We may be unable to generate sufficient taxable income from future operations to fully utilize our significant tax net operating loss carryforwards.

     We have a recent history of unprofitable operations primarily due to operating losses incurred in the software & services companies we have acquired since September 1999, as further discussed above. These losses have generated significant federal tax net operating losses, or NOLs. We had available at December 31, 2006, total NOL carryforwards for federal tax purposes of approximately $39.3 million that will expire in the years 2020 ($1.9 million), 2021 ($27.1 million) and 2022 ($10.3 million), respectively. For the year ended December 31, 2006 total net deferred tax assets, including NOL carryforwards, comprised approximately 16% of our total assets. We became profitable in the second half of 2002 and have been profitable since that time with the exception of the first quarter of 2005, as further discussed above. Further, even though we expect to be profitable and generate taxable income in 2007 and beyond, we may not be able to sustain the necessary levels of taxable income to fully utilize our significant NOL carryforwards prior to expiration. There is considerable management judgment necessary to determine future taxable income, and accordingly, actual results could vary significantly from such estimates. Accordingly, the recorded amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. If this occurs, our results of operations, financial condition and cash flows could be seriously harmed.

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

     Currently, the majority of our revenues are derived from the operation of our outsourced portal businesses. We have master portal contracts with 22 state and local governments. These contracts typically have initial terms of three to five years with optional renewal periods of one to five years. However, any renewal is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period or, in some cases, upon passing legislation. Additionally, some of the contracts under which we provide portal management and software development services can be terminated without cause on a specified period of notice. The loss of one or more of our larger state portal partners, such as Indiana, Virginia, Tennessee, Utah or Colorado, if not replaced, could dramatically reduce our revenues. If these revenue shortfalls occur, our business and financial condition would be harmed. We cannot be certain if, when or to what extent governments might fail to renew or terminate any or all of their contracts with us.

     We may face damage to our professional reputation if our partners are not satisfied with our services.

     We depend to a large extent on our relationships with our government partners, our reputation for high quality professional services and commitment to preserving public trust to attract and retain customers. As a result, if one of our government partners is not satisfied with our services, it may be more damaging in our business than in other businesses.

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

     We obtain a high proportion of our revenues from a limited number of services. Transaction-based fees charged for access to motor vehicle records accounted for over 59% of our portal revenues for the year ended December 31, 2006 and are expected to continue to account for a significant portion of our revenues in the near future. Regulatory changes or the development of alternative information sources, such as credit scoring, could materially reduce our revenues from this service. A reduction in revenues from currently popular services would harm our business, results of operations and financial condition.

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

     Under the terms of our self-funded outsourced portal government contracts, we remit a portion of the fees we collect to state agencies. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit. We have limited control over the level of fees we are permitted to retain. Our business, results of operations and financial condition may be harmed if the level of fees we are permitted to retain in the future is too low or if our costs rise without a commensurate increase in fees.

     Our portal revenues could be harmed as a result of government budget deficits.

     Although the majority of our portal revenues are derived from fees we charge to users for transactions conducted through our portals, approximately 8% of our portal revenues in 2006 were derived from software development or portal management services paid directly to us by governments on a time-and-materials or fixed fee basis. In the event of budget deficits, our government clients may be required to curtail discretionary spending on such projects and our portal revenues could be harmed.

     Because a major portion of our current revenues is generated from a small number of users, the loss of any of these users may harm our business and financial condition.

     A significant portion of our revenues is derived from data resellers’ use of our portals to access motor vehicle records for sale to the automobile insurance industry. For the year ended December 31, 2006, one of these data resellers, ChoicePoint, accounted for approximately 47% of our portal revenues. It is possible that these users will develop alternative data sources or new business processes that would materially diminish their use of our portals. The loss of all or a substantial portion of business from any of these entities would harm our business, results of operations and financial condition.

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

  the possibility of cancellation or delay by the government entities; and

  government’s manner of drafting bid documents, which may partially, or not at all, utilize our method of providing eGovernment services.

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

  support our expansion into other states and government agencies beyond what is contemplated in 2007 if unforeseen opportunities arise;

  expand our product and service offerings beyond what is contemplated in 2007 if unforeseen opportunities arise;

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

     Our growth rate may increase rapidly in response to the acceptance of our services under new or existing government contracts. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting and marketing staffs, and our business could be harmed. We intend to plan for the acceptance of new bids by a number of governmental entities so that we may be ready to begin operations as soon as possible after acceptance of a bid. Additionally, we plan to continue our expansion of eGovernment services into new government markets. As part of this growth plan, we must implement new operational procedures and controls to expand, train and manage our employees and to coordinate the operations of our various subsidiaries. If we cannot manage the growth of our government portals, staff, software installation and maintenance teams, offices and operations, our business may be harmed.

     We may be unable to hire, integrate or retain qualified personnel.

     The growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Some of our personnel are presently serving in more than one executive capacity. The loss of any of our executives could harm our business. In addition, we expect that we will need to hire additional personnel in all areas throughout 2007, including general managers for new operations in jurisdictions in which we obtain contracts. We may not be able to retain our current key employees or attract, integrate or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies and positioning of our government portals and other services. This training will require substantial resources and management attention.

     To be successful, we must develop and market comprehensive, efficient, cost-effective and secure electronic access to public information and new services.

     Our success depends in part upon our ability to attract a greater number of Internet users to access public information electronically by delivering a comprehensive composite of public information and an efficient, cost effective and secure method of electronic access and transactions. Moreover, in order to increase revenues in the future, we must continue to develop services that businesses and citizens will find valuable, and there is no guarantee that we will be able to do so. If we are unable to develop services that allow us to attract, retain and expand our current user base, our revenues and future results of operations may be harmed. We cannot assure that the services we offer will appeal to a sufficient number of Internet users to generate continued revenue growth. Our ability to attract Internet users to our government portals depends on several factors, including:

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

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Select Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm’s audit of that assessment has required the commitment of significant financial and managerial resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

     The National Information Consortium Voting Trust owns a significant amount of our common stock, which may impede attempts to replace or remove our board or management.

     As of December 31, 2006, The National Information Consortium Voting Trust owned approximately 35% of our outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control or changes in management, or limiting the ability of other shareholders to approve or disapprove transactions that they may deem in their best interest.

     The shares owned by the National Information Consortium Voting Trust are available for sale on the open market. The resale of these securities might adversely affect our stock price.

     We have on file with the SEC an effective registration statement for the resale of the shares owned by the National Information Consortium Voting Trust. This trust will be permitted to sell its registered shares in the open market from time to time without advance notice to us or to the market and without limitations on volume.

     Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline or make it more difficult for us to sell equity securities in the future at a time and a price that we consider appropriate.

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

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our stock trades on the NASDAQ Global Select Market under the symbol “EGOV.” The following table shows the range of high and low closing sales prices reported on the NASDAQ Global Select Market for the periods indicated. On February 28, 2007, the closing price of our common stock was $5.29.

Fiscal Year Ended December 31, 2005	High	Low
First Quarter	$5.28	$4.34
Second Quarter	$4.72	$4.21
Third Quarter	$6.55	$4.67
Fourth Quarter	$6.43	$5.60

Fiscal Year Ended December 31, 2006	High	Low
First Quarter	$6.53	$5.64
Second Quarter	$7.43	$6.02
Third Quarter	$6.48	$4.99
Fourth Quarter	$5.73	$4.47

     As of February 28, 2007, there were approximately 285 holders of record of shares of our common stock.

Dividend Policy

     Within the last two years, we have not declared or paid any cash dividends on shares of our common stock. However, on January 29, 2007, our Board of Directors declared a special cash dividend of $0.75 per share, payable to shareholders of record as of February 12, 2007. The dividend, totaling approximately $46.7 million, was paid on February 20, 2007 out of the Company’s available cash and marketable securities. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

Performance Graph

     The performance graph below compares the annual change in our cumulative total shareholder return on our common stock during a period commencing on December 31, 2001, and ending on December 31, 2006 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of: (a) the NASDAQ Composite (U.S.) Index and (b) a Peer Group, assuming a $100 investment on December 31, 2001. It should be noted that we did not paid any dividends on our common stock during the period commencing on December 31, 2001, and ending on December 31, 2006, and no dividends are included in the presentation of our performance. The stock price performance on the graph below is not necessarily indicative of our future price performance.

Comparison of Cumulative Total Return Among
NIC Inc., NASDAQ Composite (U.S.) Index and a Peer Group

Total Return Analysis	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
NIC Inc.	$100.00	$44.34	$252.52	$159.75	$193.71	$156.29
Peer Group	$100.00	$68.47	$84.38	$60.34	$52.68	$63.49
Nasdaq Composite	$100.00	$68.47	$102.72	$111.54	$113.07	$123.84

     The Peer Group consists of seven companies, each of whose business focus is similar to that of NIC. While not all of the companies provide services exclusively to governments, the services provided are similar to those we provide. The members of the Peer Group are as follows: PEC Solutions, Inc. (PECS), Bearing Point, Inc. (BE) (formerly known as KPMG Consulting, Inc. (KCIN)), Accenture, Ltd. (ACN), International Business Machines Corp. (IBM), Maximus, Inc. (MMS), American Management Systems, Inc. (AMSY) and Official Payments Corporation (OPAY). Bearing Point, Inc. began trading publicly on February 8, 2001, and Accenture, Ltd. began trading publicly on July 18, 2001. Official Payments Corporation was included until May 31, 2002, when, as a result of the merger with Tier Technologies, it was no longer a member of the Peer Group. American Management Systems, Inc. was included until May 3, 2004, when, as a result of the merger with CGI Group, Inc., it was no longer a member of the Peer Group. PEC Solutions, Inc. was included until April 26, 2005, when, as a result of its merger with a subsidiary of Nortel Networks, Inc., it was no longer a member of the Peer Group.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K.

     From September 1999 through October 2000, we acquired four companies and formed one business alliance that comprised the majority of our software & services businesses. Throughout this period of rapid expansion, and through the first half of 2002, we incurred substantial operating and net losses primarily as a result of these businesses. Included in results of operations for 2002 were substantial charges relating to the amortization of intangible assets and goodwill arising from the acquisition of these businesses and formation of this business alliance. In addition, over the past several years, these businesses have undergone substantial organizational restructurings and consolidations and have incurred significant impairment losses, restructuring charges and contract losses. In 2002, we recorded impairment losses totaling $4.3 million relating to our AOL and IDT businesses.

     In 2002, we recorded $3.5 million in anticipated losses under NIC Conquest’s existing fixed fee contracts. Additionally, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K, we recorded a $5.0 million charge for the anticipated contract loss under our contract with the California Secretary of State in the first quarter of 2005. We also incurred substantial non-operating losses in 2002 from our equity method investments in affiliates and joint ventures totaling $1.2 million. We currently hold no such investments accounted for under the equity method.

     As part of a broad strategic refocusing of the Company on our profitable core outsourced portal business in mid-2002, we exited our eProcurement business, decided to wind down our transportation businesses and restructured the other software & services businesses in an effort to accelerate our path to profitability. The results of operations of our eProcurement business, NIC Commerce, have been classified as discontinued operations for all periods presented below. Loss from discontinued operations for 2002 totaled $2.0 million. We became profitable in the second half of 2002 and have been profitable since that time, with the exception of the first quarter of 2005, as a result of the $5.0 million charge we recorded on our software & services engagement with the California Secretary of State, as discussed above. We expect the Company to continue to be profitable and have focused the business on operations we believe have demonstrable ability to produce positive net income and sustainable cash flow in the future. However, any projections of future results of operations and cash flows are subject to substantial uncertainty.

	Year Ended December 31,
	2002	2003	2004	2005	2006
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Total revenues	$47,545	$50,831	$55,762	$59,243	$71,376
Operating income (loss)	(7,930)	7,338	11,800	10,191	16,148
Income (loss) from continuing operations	(5,575)	6,328	7,105	6,363	10,739
Net income (loss)	(7,610)	6,328	7,105	6,363	10,739
Income (loss) per share from continuing
operations – basic	(0.10)	0.11	0.12	0.11	0.17
Income (loss) per share from continuing
operations – diluted	(0.10)	0.11	0.12	0.10	0.17
Net income (loss) per share – basic	(0.13)	0.11	0.12	0.11	0.17
Net income (loss) per share – diluted	(0.13)	0.11	0.12	0.10	0.17

	December 31,
	2002	2003	2004	2005	2006
Consolidated Balance Sheet Data:	(in thousands)
Total assets	$74,456	$85,740	$93,071	$117,845	$140,134
Long-term debt (includes current portion of notes
payable/capital lease obligations)	533	363	—	—	—
Total shareholders’ equity	55,056	63,164	72,260	85,168	99,254

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In our core business, portal outsourcing, we enter into contracts primarily with state governments and design, build and operate Web-based portals on their behalf. We enter into long-term contracts, typically three to five years, and manage operations for each government partner through separate subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our portals consist of Web sites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver’s license records or filing a form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments. We do this by marketing portal services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding up-front investment and ongoing operational costs of the government portals. Our unique self-funding business model allows us to reduce our government partners’ financial and technology risks and obtain revenues by sharing in the fees generated from eGovernment services. Our clients benefit because they gain a centralized, customer-focused presence on the Internet. Businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments.

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

     Currently, we have contracts to provide portal outsourcing services for nineteen states, eighteen of which operate under our self-funding business model. Our closest competitors operate no more than one state portal each. We also provide portal outsourcing services to three local governments.

     Our objective is to strengthen our position as the leading provider of Internet-based eGovernment services. Key strategies to achieve this objective include:

  Renew all current outsourced government portal contracts – First and foremost, we will strive to obtain renewal of all currently profitable outsourced government portal contracts. In the history of our company, we have not lost a contract renewal opportunity or re-bid process and are very proud of our highly reference-able list of government partners.

  Win new portal contracts – A key objective of the Company in 2007 is to accelerate new state portal contract wins, as further discussed below. We plan to accomplish this by making incremental expenditures in the areas of business development and marketing, through a combination of additional sales personnel, strategic advertising and public relations initiatives. We also intend to increase our number of government partners by leveraging our strong relationships with current government partners and our reputation for providing proven eGovernment services. We intend to continue marketing our services to new governments. Our expansion efforts include developing relationships and sponsors throughout an individual government entity, pursuing strategic technology alliances, making presentations at conferences of government executives with responsibility for information technology policy, and developing contacts with organizations that act as forums for discussions between these executives.

  Increase transactional revenues from our existing government portals - We intend to increase transactional revenues from our existing government portals by building new applications and services, taking successful applications and services and implementing them in our other government portal states, and increasing the adoption of existing portal applications and services. We will accomplish this with new service offerings, increased operational focus and expanded marketing initiatives. In addition, we will work closely with the governance entities in our partner portals to evaluate the pricing of new and existing services to encourage higher usage and increased revenue streams. We plan to continue our development of new online transactional services that enable government agencies to interact more effectively and efficiently with businesses, citizens and other government agencies. We will continue to work with government agencies, professional associations and other organizations to better understand the current and future needs of our customers. We will continue to work with our government partners to create awareness of the online alternatives to traditional government interaction through initiatives such as informational brochures, government voicemail recordings and inclusion of Web site information on government communication materials. In addition, we will continue to update our portals to highlight new government service information provided on the portals. We plan to work with professional associations to directly and indirectly communicate to their members the potential convenience, ease of use and other benefits of the services our portals offer.

In addition to overall portal revenue growth, which includes both organic revenue growth and growth from new portal contract wins, an important financial metric that we use to gauge our success in increasing transactional revenues in our existing portal businesses is same state revenue growth. Prior to July 1, 2006, we defined same state revenues as those from states in operation and generating DMV revenues for two full years. DMV revenues are transaction fees that we earn from the sale of driver history records through the portals we operate. Our Indiana portal subsidiary signed a new long-term contract with the state of Indiana that commenced on July 1, 2006. The new contract is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project- based pricing for variable services. Historically, the majority of revenues under this contract were DMV and non-DMV transaction-based. Under the new contract, the majority of revenues will be classified as portal management. Because the majority of revenues from the new Indiana contract are generally recurring, we will continue to include Indiana portal revenues in the calculation of same state revenue growth even though we no longer earn DMV transaction-based revenues under the contract.

Our long-term goal is to grow same state revenues 10-15% per year, absent online DMV record price increases. Same state portal revenues grew 10% in 2006, 17% in 2005 and 20% in 2004. Our same state revenue growth in 2006 was lower than our growth in prior years primarily due to decreases in same state DMV and non-DMV transaction based revenue growth. In 2004, same state DMV revenues grew by 14% primarily due to modest online DMV record price increases in two of our portal states in late 2003 and two portal states in late 2004. In 2005, same state DMV revenues grew by 9% primarily due to the DMV price increases in two of our portal states in late 2004. In 2006, same state DMV revenues grew by 3%, excluding Indiana from the calculation, and were not impacted by DMV price increases. Historically, DMV price increases have been relatively infrequent, and our ability to grow same state DMV revenues has been limited, as such revenues have been driven by broader economic factors outside of our control. Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.

An important component of same state revenue growth is the growth in non-DMV transaction revenues, which are transaction fees generated by other means than from the sale of DMV records, for transactions conducted primarily by business users and, to a lesser extent, consumer users through our portals. In 2006, same state non-DMV revenues grew 27%, excluding Indiana from the calculation, down from 41% in 2005 and 39% in 2004. We are able to grow non-DMV revenues by continually deploying new revenue generating applications and by driving adoption of existing applications within our existing portal businesses. We believe the key factor in organically growing our revenues is to continually focus on driving adoption, and on implementation of new non-DMV revenue generating applications. We expect same state non-DMV transaction growth to range from 25% to 30% in 2007.

  Continue to grow profitability - In addition to driving same state revenue growth, we will continue to increase profitability by driving cost containment efforts throughout the Company and maintaining a lean organizational structure that fosters entrepreneurial decision-making and innovation and accentuates the strong financial leverage of our business model.

An important financial metric that we use to gauge our portal profitability is portal gross profit percentage, or gross profit rate, which is calculated by dividing portal gross profit (portal revenues minus cost of portal revenues, excluding depreciation) by portal revenues. Our long-term outlook is for our portal gross profit rate to be in the 45-50% range. Our portal gross profit rate was 47% in 2006, down from 49% in 2005 and 2004. The decrease in 2006 was partially attributable to additional personnel in several of our portals due to our continued growth and reinvestment in our core business, coupled with mid-year 2006 non-executive salary increases across all portals that were in addition to normal annual increases, in an effort to better align our employee compensation structure with the general market. Also contributing to this decrease was an increase in bank fees. A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards. We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction. We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we anticipate these revenues and the associated bank fees will continue to increase in the future, as these transactions contribute favorably to our operating income growth. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our shareholders and delivering value to our government partners through reinvestment in our portal operations. We expect our portal gross profit percentage to range from 45% to 47% in 2007.

We also view selling & administrative costs, expressed as a percentage of portal revenue, to be an important indicator of the relative year-over-year growth in our corporate level expenses. Selling & administrative costs as a percentage of portal revenue were 22% in 2006, 22% in 2005 and 25% in 2004. In 2007, we expect selling & administrative costs as a percentage of portal revenue to range from 28% to 29%, as we plan to spend an additional $4 million to $6 million (in addition or normal annual increases in selling & administrative costs) on business development, marketing and operations in an effort to accelerate new state portal contract wins and non-DMV revenue growth.

Finally, our consolidated operating margin (operating income or loss divided by portal revenues) is an important measure of our overall profitability. This metric increased to 23%, up from 18% in 2005 and down slightly from 24% in 2004. The decrease in 2005 was mainly due to the effect of the adjustment under percentage of completion accounting recorded in the first quarter of 2005 relating to our contract with the California Secretary of State, which resulted in a $3.5 million reduction in software & services revenues in 2005 as further discussed below.

Overview of Business Models and Revenue Recognition

     We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category includes revenues and cost of revenues primarily from our subsidiaries operating government portals on an outsourced basis. The software & services category includes revenues and cost of revenues primarily from our UCC and corporate filings and ethics & elections businesses. We currently derive revenue from two main sources: transaction-based fees and fees for application development. Each of these revenue types and the corresponding business models are further described below.

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

  Software development & portal management: these are fees from the performance of software development projects and other time and materials or fixed fee services for our government partners. While we actively market portal software development services, they do not have the same degree of predictability as our transaction-based revenues.

     The highest volume, most commercially valuable service we offer is electronic access to DMV records through our insurance industry records exchange network. This service accounted for approximately 59% of our portal revenues in 2006, 62% in 2005 and 63% in 2004. We believe that while this application will continue to be an important source of revenue, its contribution as a percentage of total revenues on an individual portal basis will decline modestly as other sources grow. ChoicePoint, which resells these records to the auto insurance industry, accounted for approximately 47% of portal revenues in 2006 and 46% in 2005 and 2004.

     In our outsourced portal businesses for 2006, DMV transaction-based revenues represented approximately 59% of portal revenues, non-DMV transaction-based revenues represented approximately 33%, and software development & portal management represented 8%. We expect software development & portal management revenues as a percentage of total portal revenues to increase modestly in 2007 due to our new Indiana portal contract, as further discussed above. Approximately 90% of our transaction-based revenues related to business-to-government transactions, while the remaining 10% related to citizen-to-government transactions.

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

Our software & services businesses

UCC and corporate filings

     Our UCC and corporate filings software development business derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method. At December 31, 2006, this business was primarily engaged in servicing its contract with the California Secretary of State, as further discussed below, and no longer markets its applications and services in respect of new engagements.

Ethics & elections

     Our ethics & elections business derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided. At December 31, 2006, our ethics & elections business was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.

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

     We have a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses. These losses generated significant federal tax net operating losses, or NOLs. We had available at December 31, 2006, total NOL carryforwards for federal tax purposes of approximately $39.3 million that will expire in the years 2020 ($1.9 million), 2021 ($27.1 million) and 2022 ($10.3 million), respectively. We became profitable in the second half of 2002. We expect the Company to continue to be profitable and generate taxable income, and have focused the business on operations that have demonstrable ability to produce positive taxable income and sustainable cash flow in the future. We believe it is more likely than not that we will generate sufficient taxable income from future operations to fully utilize the NOL carryforwards prior to expiration. Based on our current projections, we expect to fully utilize the NOL carryforwards by the end of 2009. The recorded amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. There is considerable management judgment necessary to determine future taxable income, and accordingly, actual results could vary significantly from such estimates. For additional discussion of deferred income taxes, see Note 10 to the Notes to Consolidated Financial Statements included in this Form 10-K. For the years ended December 31, 2006 and 2005, total net deferred tax assets, including NOL carryforwards, comprised approximately 16% and 25%, respectively, of our total assets.

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

     Our UCC and corporate filings software development business has incurred substantial losses under its fixed-price contracts primarily due to cost overruns. As recently as the first quarter of 2005, we recorded a $5.0 million charge due to anticipated cost overruns on our contract with the California Secretary of State (as further discussed below and in Note 2 to the Notes to Consolidated Financial Statements included in this Form 10-K). In June 2006, the California Secretary of State officially accepted the UCC system, which also commenced the maintenance and operations phase of the contract. However, it is possible that our costs will similarly exceed revenues in the future, as a result of unforeseen difficulties such as rising development, subcontractor and personnel costs or other reasons. If this occurs, the Company’s results of operations, financial condition and cash flows could be adversely affected. Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that our estimates will change in the near term.

Financial Analysis of Years Ended December 31, 2006, 2005 and 2004

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

     The adjustment in our consolidated statement of income for the year ended December 31, 2005 resulted in a reduction of software & services revenues of approximately $3.5 million and an increase in cost of software & services revenues of approximately $1.5 million. The adjustment in our consolidated balance sheet was a reduction in unbilled revenues of approximately $3.5 million and an increase in application development contracts (a current liability) of approximately $1.5 million.

     In March 2006, we entered into an amendment to our contract with the California SOS. Among other changes, the amendment reduced the aggregate contract value from approximately $25 million to approximately $19 million, and released us from the obligation to deliver the business filings, or BE, portion of the project, except for maintenance of hardware and delivery of BE images as expressly set forth in the amendment. The amendment also set forth the final criteria in order for the California SOS to accept the Uniform Commercial Code, or UCC, portion of the project and move it into the maintenance and operations phase.

     As a result of the amendment, we recorded an adjustment under percentage of completion accounting in the first quarter of 2006. The adjustment in our consolidated statement of income for the year ended December 31, 2006 resulted in a reduction of software & services revenues of approximately $2.1 million and a reduction of cost of software & services revenues of approximately $2.1 million. The adjustment in our consolidated balance sheet was a reduction in unbilled revenues of approximately $2.1 million, a reduction of accrued liabilities of approximately $1.6 million, and a reduction of application development contracts of approximately $0.5 million. This adjustment did not affect operating income, net income or earnings per share.

     In June 2006, the California SOS officially accepted the UCC portion of the project, which also commenced the 42-month maintenance and operations phase.

     We regularly review our cost estimates to complete and do not currently believe our estimated contract loss will exceed the $4.2 million estimate established in the first quarter of 2005. However, because of the inherent uncertainties surrounding the ultimate outcome of subcontract negotiations between our subcontractors and us as a result of the amendment, it is at least reasonably possible that our estimate will change in the near term. Further, it is possible that we will similarly incur cost overruns in the future as we have in the past as a result of unforeseen difficulties such as rising development, subcontractor and personnel costs or other reasons. If this occurs, our results of operations, financial condition and cash flows could be adversely affected.

     At December 31, 2006, our corporate filings software & services business was primarily engaged in servicing the maintenance and operations obligation under its contract with the California SOS. This business is not marketing its applications and services for new engagements.

Stock-Based Compensation

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share–Based Payment,” that requires companies to expense the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R eliminates the use of the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” that we used to account for our stock-based compensation plans prior to January 1, 2006.

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

     Prior to the adoption of SFAS No. 123R, we did not recognize stock-based compensation expense if the exercise price of stock options granted to employees or nonemployee directors was greater than or equal to the price of our common stock on the grant date. In addition, we did not recognize stock-based compensation expense for shares issued under our employee stock purchase plan. Beginning January 1, 2006 with the adoption of SFAS No. 123R, we began recognizing stock-based compensation expense for the cost of stock options, restricted stock awards and shares issued under our employee stock purchase plan. The following table presents stock-based compensation expense included in our consolidated statement of income for the year ended December 31, 2006 (in thousands):

Year Ended
December 31,
2006
Cost of portal revenues, exclusive of depreciation & amortization	$346
Cost of software & services revenues, exclusive of depreciation
and amortization	19
Selling & administrative	966
Stock-based compensation expense before income taxes	1,331
Income tax benefit	(520)
Net stock-based compensation expense	$811

     As of December 31, 2006, there was approximately $0.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options and approximately $2.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards. We expect to recognize the cost related to stock options over a weighted-average period of 1.4 years and the cost related to restricted stock awards over the next 3.6 years. We did not grant any stock options during the year-ended December 31, 2006, and do not currently anticipate granting stock options in the future. Instead, the Company expects to grant only restricted stock awards.

     On October 26, 2005, our Board of Directors approved the acceleration of vesting of all unvested options to purchase common stock of the Company that had an exercise price that was greater than the market price on that date. The closing price of our common stock on the NASDAQ Global Select Market on October 26, 2005 was $5.63 per share. As a condition of the acceleration and to prevent unintended personal benefit, the Company’s directors, executive officers and employees must refrain from selling common stock acquired upon the exercise of accelerated options until the original vesting date or, if earlier, termination of employment with or service to the Company. All other terms and conditions applicable to such options, including exercise prices, remained unchanged. This action resulted in the accelerated vesting of options to purchase 163,873 shares of common stock of the Company, or approximately six percent of the total of all then-outstanding Company options.

     We accelerated the vesting of these options because we believed it was in the best interest of our shareholders to reduce future compensation expense that we would otherwise have been required to report in our statement of income upon adoption of SFAS No. 123R in the first quarter of 2006. Further, because the options had exercise prices in excess of the then-current market price, they were viewed to have limited economic value and were not achieving their objective of incentive compensation and retention. As a result of the vesting acceleration, approximately $0.5 million in aggregate future expense was eliminated.

     We believe that equity-based compensation, particularly restricted stock awards, will continue to play an important role in supporting employee retention and providing individuals with long-term incentives to meet Company goals. For additional information regarding our adoption of SFAS No. 123R, see Note 11 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Results of Operations

Key Financial Metrics	2006	2005	2004
Revenue growth – outsourced portals	21%	19%	21%
Same state revenue growth – outsourced portals	10%	17%	20%
Recurring portal revenue %	95%	96%	93%
Gross profit % - outsourced portals	47%	49%	49%
Selling & administrative expenses as % of portal revenues	22%	22%	25%
Operating income margin % (operating income as a
% of portal revenues)	23%	18%	24%

     PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

				Increase/
		Increase		(Decrease)
Portal Revenue Analysis	2006	from 2005	2005	from 2004	2004
DMV transaction-based	$41,247	16%	$35,630	17%	$30,498
Non-DMV transaction-based	23,165	15%	20,145	37%	14,656
Software development & portal management	5,597	167%	2,100	(38%)	3,390
Total	$70,009	21%	$57,875	19%	$48,544

     Portal revenues for 2006 increased 21%, or approximately $12.1 million, over 2005. Of this increase, 10%, or approximately $5.6 million, was attributable to an increase in same state portal revenues (outsourced portals in operation and generating recurring revenues for two full years) and 11%, or approximately $6.5 million, was primarily attributable to our newer portals in South Carolina ($1.5 million), which began to generate DMV revenues in June 2005, and Colorado ($5.0 million), which began to generate DMV revenues in October 2005.

     Our Indiana portal subsidiary signed a new long-term contract with the state of Indiana that commenced on July 1, 2006. The new contract is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project-based pricing for variable services. Historically, the majority of revenues under this contract were DMV and non-DMV transaction-based. Under the new contract, the majority of revenues will be classified as portal management. Prior to July 1, 2006, we defined same state revenues as those from states in operation and generating DMV revenues for two full years. Because the majority of revenues from the new Indiana contract are generally recurring, we have continued to include Indiana portal revenues in the calculation of same state revenue growth even though we no longer earn DMV transaction-based revenues under the contract. Same state portal revenues in 2006 increased 10% over 2005 primarily due to increased transaction revenues from our Montana, Oklahoma, Tennessee, Utah and Virginia portals, among others.

     Excluding Indiana, same state portal revenues in 2006 increased 11%, or approximately $5.1 million, over 2005, with same state DMV transaction-based revenues increasing 3%, or approximately $0.9 million, and same state non-DMV transaction-based revenues increasing 27%, or approximately $3.8 million (primarily due to the addition of several new revenue generating applications in existing portals). Our same state revenue growth in current year was lower than the 17% growth we achieved in 2005 primarily due to decreases in same state DMV and non-DMV transaction-based revenue growth. Excluding Indiana, same state DMV revenue growth in 2006 was 3% compared to 9% in 2005. The higher growth in 2005 was primarily due to the effect of modest DMV price increases in two of our larger portal states in late 2004. Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year. Same state non-DMV transaction based revenue growth was 41% in 2005. We expect same state non-DMV transaction growth to range from 25% to 30% in 2007.

     Portal revenues for 2005 increased 19%, or approximately $9.3 million, over 2004. Of this increase, 16%, or approximately $7.9 million, was attributable to an increase in same state portal revenues and 5%, or approximately $2.2 million, was primarily attributable to our newer portals in South Carolina ($1.4 million) and Colorado ($1.1 million). Revenues related to our Vermont and New Hampshire portals, from which we primarily earned software development and portal management revenues, decreased by approximately $0.3 million in 2005. Increases in same state and new portal revenues were partially offset by a $0.8 million decrease in revenues from our local portal business, due to the wind down of certain of our less profitable local portals. In the first quarter of 2005, the Company ceased providing portal outsourcing services to Kent County, Michigan and the City of Tampa, Florida. Currently, the only local portals the Company services are those located in states where we operate an official state government portal.

     Same state portal revenues in 2005 increased 17%, or approximately $7.9 million, over 2004 primarily as a result of increased transaction revenues from our Tennessee, Indiana, Arkansas, Oklahoma and Kansas portals, among others. Same state DMV transaction-based revenues increased 9%, or approximately $2.7 million, in 2005 due mainly to price increases in two of our larger portal states in late 2004. Same state non-DMV transaction-based revenues increased 41%, or approximately $5.8 million, in 2005 due to the addition of several new revenue generating applications in existing portals. Partially offsetting these increases was a 25%, or approximately $0.6 million, decrease in same state software development & portal management revenues due to our focus on recurring non-DMV transaction-based revenues, rather than on less predictable time and materials software development projects.

     COST OF PORTAL REVENUES. Cost of portal revenues in 2006 increased 26%, or approximately $7.8 million, over 2005. Of this increase, 17%, or approximately $5.1 million, was attributable to an increase in same state cost of portal revenues, and 9%, or approximately $2.7 million, was primarily attributable to our newer state portal businesses in South Carolina and Colorado. Cost of portal revenues in 2006 includes approximately $0.3 million in stock-based compensation expense, as further discussed above and in Note 11 in the Notes to Consolidated Financial Statements included in this Form 10-K.

     The increase in same state cost of portal revenues in 2006 was partially attributable to additional personnel in several of our portals due to our continued growth and reinvestment in our core business, coupled with mid-year 2006 non-executive salary increases across all portals that were in addition to normal annual increases, in an effort to better align our employee compensation structure with the general market. Also contributing to this increase was an increase in bank fees. A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards. We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction. We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we anticipate these revenues and the associated bank fees will continue to increase in the future, as these transactions contribute favorably to our operating income growth.

     Our portal gross profit percentage in 2006 was 47% compared to 49% in 2005, with cost of portal revenues growing at a higher rate than portal revenues in 2006, as further discussed above. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our shareholders and delivering value to our government partners through reinvestment in our portal operations. We expect our portal gross profit percentage to range from 45% to 47% in 2007.

     Cost of portal revenues in 2005 increased 18%, or approximately $4.6 million, over 2004. Of this increase, 18%, or approximately $4.6 million, was attributable to an increase in same state cost of portal revenues, and 5%, or approximately $1.2 million, was primarily attributable to new state portal businesses in South Carolina and Colorado. These increases were offset by a 5%, or $1.2 million, decrease in operating expenses from our local portals as a result of the wind down of certain of our unprofitable local portal businesses. Same state cost of portal revenues in 2005 increased 20%, or approximately $4.6 million, primarily as a result of the addition of personnel in several of our portals due to our continued growth and reinvestment in our core business. Also contributing to the increase in same state cost of portal revenues was an increase in bank fees, for reasons discussed above. Our portal gross profit percentage was 49% in 2005 and 2004.

     SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

		Increase/
		(decrease)		Decrease
Software & Services Revenue Analysis	2006	from 2005	2005	from 2004	2004
UCC & corporate filings software development	$(883)	34%	$(1,328)	(131%)	$4,264
Ethics & elections	1,847	(18%)	2,245	—	2,247
Other	403	(11%)	451	(36%)	707
Total	$1,367	—	$1,368	(81%)	$7,218

     Software & services revenues in 2006 and 2005 primarily reflect revenue adjustments under percentage of completion accounting relating to our contract with the California Secretary of State, as further discussed above and in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K. We recognize revenue on our contract with the California Secretary of State using the percentage of completion method as we make progress, utilizing costs incurred to date as compared to the estimated total cost for the contract.

     COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues in 2006 and 2005 primarily reflects expense adjustments under percentage of completion accounting relating to our contract with the California Secretary of State as further discussed above and in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K. Cost of software & services revenues in 2006 includes approximately $19,000 in stock-based compensation expense, as further discussed above.

     SELLING & ADMINISTRATIVE. Selling & administrative expenses in 2006 increased 21%, or approximately $2.7 million, over 2005. The increase in selling & administrative expenses was mostly attributable to additional personnel across our corporate-level divisions, coupled with mid-year 2006 non-executive salary increases across all corporate-level divisions that were in addition to normal annual increases, in an effort to better align our employee compensation structure with the general market. Our corporate-level headcount increased by approximately 30% in 2006, as we have added personnel to support and enhance corporate-wide information technology security and portal operations, in addition to sales & marketing and growth initiatives. In addition, selling & administrative expenses in 2006 include approximately $1.0 million in stock-based compensation expense, as further discussed above and in Note 11 in the Notes to Consolidated Financial Statements included in this Form 10-K. As a percentage of portal revenues, selling & administrative expenses were 22% in 2006, 22% in 2005 and 25% in 2004. We expect selling & administrative costs as a percentage of portal revenue to range from 28% to 29% in 2007, as we plan to spend an additional $4 million to $6 million (in addition to normal annual increases in selling & administrative costs) on business development, marketing and operations in an effort to accelerate new state portal contract wins and non-DMV revenue growth.

     INTEREST INCOME. Interest income reflects interest earned on our investable cash and marketable securities portfolio. In 2005, we began investing our excess cash in short-term marketable debt securities, consisting primarily of auction rate government-backed obligations. Our marketable securities portfolio totaled $45.0 million at December 31, 2006, up significantly from $20.5 million at December 31, 2005. Higher short-term interest rates also contributed to the increase in interest income earned on these investments in 2006. As further discussed in Note 14 in the Notes to Consolidated Financial Statements included in this Form 10-K, on January 29, 2007, our Board of Directors declared a special cash dividend of $0.75 per share, payable to shareholders of record as of February 12, 2007. The dividend, totaling approximately $46.7 million, was paid on February 20, 2007 out of our available cash and marketable securities. As a result of this dividend, we expect interest income to decrease significantly in 2007, as our average investable cash and marketable securities balance will be significantly lower in 2007 as compared to 2006.

     INCOME TAXES. Our effective tax rate was approximately 42% in 2006, 42% in 2005 and 40% in 2004. Our income tax provision for 2006 reflects the increase of a valuation allowance totaling approximately $177,000 for state income tax loss carryforwards that we may be unable to use, as further discussed in Note 10 in the Notes to Consolidated Financial Statements included in this Form 10-K. Prospectively, we expect our effective tax rate to be between 40% and 42%.

Liquidity and Capital Resources

     Net cash provided by operating activities was $25.7 million in 2006 compared to $21.3 million in 2005. The increase in cash flow from operations was primarily the result of a year-over-year increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation, and the adjustments under percentage of completion accounting recorded in the current and prior year periods on our contract with the California SOS, which did not affect operating cash flow.

     The increases in accounts receivable and accounts payable in 2006 were primarily attributable to an increase in fourth quarter tax payment processing from tax filing applications across our portal businesses, most notably in Hawaii ($3.3 million increase in accounts receivable and $7.2 million increase in accounts payable). Such tax payments are frequently made via ACH or credit cards at the end of the year, whereby we do not receive payment until after year-end. The majority of these tax receipts were remitted to our government partners in early January 2007. The increases in accounts receivable and accounts payable were also attributable to the general increase in revenues across our portal businesses in 2006.

     The decrease in unbilled revenues in 2006 was primarily due to the first quarter 2006 adjustment under percentage of completion accounting relating to our contract with the California SOS that reduced unbilled revenues by approximately $2.1 million. Additionally, in June 2006, the California SOS officially accepted the UCC portion of the project, at which time approximately $1.5 million in milestone payments under the contract became due to us, thus reducing unbilled revenues.

     The decrease in accrued expenses in 2006 was primarily due to the first quarter 2006 adjustment under percentage of completion accounting relating to our contract with the California SOS that reduced accrued liabilities by approximately $1.6 million.

     Net cash provided by operating activities was $21.2 million in 2005 compared to $14.6 million in 2004. This improvement was partially the result of a year-over-year increase in operating income, excluding non-cash charges and the $5.0 million adjustment on our contract with the California Secretary of State recorded under percentage of completion accounting, which did not affect operating cash flow in 2005. The effect of the adjustment relating to the California Secretary of State contract on our consolidated balance sheet in 2005 was a reduction in unbilled revenues of approximately $3.5 million and an increase in application development contracts (a current liability) of approximately $1.5 million.

     The increases in accounts receivable and payable in 2005 were partially attributable to a general increase in revenues across our portal businesses in 2005, including our South Carolina and Colorado portals (combined $2.1 million increase in accounts receivable and $1.9 million increase in accounts payable), which began to generate DMV revenues in June 2005 and October 2005, respectively. In addition, our Virginia portal entered into a contract amendment in late 2005 that required it to become the primary depositor of customer remittances, whereas customer remittances were previously deposited directly with the state. This change contributed to a $1.8 million increase in accounts receivable and a corresponding increase in accounts payable in 2005. Further, several of our state portals experienced an increase in fourth quarter tax payment processing from tax filing applications, including Idaho ($1.4 million increase in accounts receivable and $0.7 million increase in accounts payable) and Hawaii ($2.9 million increase in accounts payable), among others.

     We had a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses. These losses generated significant federal and state tax net operating losses, or NOLs, as further discussed above. As a result of our NOL carryforwards, we are not currently paying federal income taxes, with the exception of minimal amounts relating to alternative minimum tax, and are only paying minimal amounts of state income taxes in certain states. This positively impacts our operating cash flow and will continue to positively impact our operating cash flow during the NOL carryforward periods. Based on our current projections, we expect to fully utilize our federal NOL carryforwards by the end of 2009. For the years ended December 31, 2006, 2005 and 2004, combined federal and state income tax payments totaled approximately $0.4 million, $0.5 million and $0.5 million, respectively.

     We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three months ended December 31, 2006 and 2005 were approximately $196.9 million and $152.5 million, respectively. The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for each of the three-month periods ended December 31, 2006 and 2005 was 13.

     We believe that working capital is an important measure of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $73.0 million at December 31, 2006, from $51.2 million at December 31, 2005. Our current ratio, defined as current assets divided by current liabilities, at December 31, 2006 was 2.8 compared to 2.6 at December 31, 2005. The increase in our working capital was primarily attributable to an increase in total cash and marketable securities as a result of the increase in our operating cash flow in 2006.

     Cash used in investing activities in 2006 primarily reflects $24.5 million in purchases of marketable debt securities in an effort to increase the investment income from our growing cash reserves, and $2.6 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment, in addition to corporate-wide spending on information technology security.

     Cash used in investing activities in 2005 primarily reflects $20.5 million in net purchases of marketable debt securities in an effort to increase the investment income from our growing cash reserves, and $2.3 million of capital expenditures, which were for our new South Carolina and Colorado portals (approximately $0.9 million), in addition to normal fixed asset additions in our other outsourced portal business, including Web servers, purchased software and office furniture and equipment. Investing activities in 2005 also reflect a $3.0 million reduction in our cash collateral requirements under the financing arrangement that covered all of the Company’s then-outstanding letters of credit (as further discussed in Note 7 in the Notes to Consolidated Financial Statements included in this Form 10-K).

     Investing activities in 2004 reflect $1.2 million in capital expenditures, which were partially offset by the maturity of marketable securities and proceeds from the sale of our minority investment in E-Filing (as further discussed in Note 6 in the Notes to Consolidated Financial Statements included in this Form 10-K), and a $2.4 million reduction in our cash collateral requirements under the financing arrangement that covered all of the Company’s then-outstanding letters of credit, term note payable, and working capital line of credit. Capital expenditures in 2004 were mainly attributable to computer equipment purchases relating to our move to a new data center for company-wide hosting and disaster recovery purposes, in addition to normal fixed asset additions in our portal business.

     Financing activities in 2006 primarily reflect $1.2 million in proceeds from the exercise of employee stock options and $0.2 million in proceeds from our employee stock purchase program. Although we cannot predict the annual amount of proceeds we expect to receive from employee stock options in the future, we expect that our employees will continue to exercise vested stock options that have intrinsic value. At December 31, 2006, approximately 0.9 million employee stock options were exercisable at a weighted average exercise price of $4.35 per share. The closing price of our common stock on December 29, 2006 was $4.97 per share.

     Financing activities in 2005 reflects $4.6 million in proceeds from the exercise of employee stock options and $0.1 million in proceeds from our employee stock purchase program.

     Financing activities in 2004 reflect $1.2 million in proceeds from the exercise of employee stock options and $0.1 million in proceeds from our employee stock purchase program. In addition, we paid off a term note payable that was used to finance the purchase of certain hardware and software components for our discontinued eProcurement business.

     At December 31, 2006, our total cash and marketable securities balance was $81.8 million compared to $57.4 million at December 31, 2005. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives and special dividend payments for at least the next twelve months without the need of additional capital. On January 29, 2007, our Board of Directors declared a special cash dividend of $0.75 per share, payable to shareholders of record as of February 12, 2007. The dividend, totaling approximately $46.7 million, was paid on February 20, 2007 out of the Company’s available cash and marketable securities. We do not believe this dividend will have a significant effect on our future liquidity. However, we may need to raise additional capital within the next twelve months to further:

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

     We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases. These irrevocable letters of credit are generally in force for one year, for which we pay bank fees of approximately 1.25% to 1.75% of face value per annum. We had unused outstanding letters of credit totaling approximately $1.3 million at December 31, 2006 and $5.4 million at December 31, 2005. We are not currently required to cash collateralize these letters of credit. Our collateral requirements have eased over time as we have continued to operate profitably and grow our earnings. However, even though we expect to be profitable in fiscal 2007 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis. We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability. If we are not able to sustain profitability, our cash collateral requirements may increase. Had we been required to post 100% cash collateral at December 31, 2006 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased and restricted cash would have increased by approximately $3.3 million.

     At December 31, 2006, we were bound by performance bond commitments totaling approximately $2.3 million on certain government portal outsourcing contracts. These performance bonds are collateralized by a $1 million letter of credit. In the second quarter of 2006, the California SOS officially accepted the UCC portion of the project, at which time we were relieved of our obligation to provide a $5 million performance bond. The official elimination of the bond requirement took place in the third quarter of 2006, at which time our letter of credit collateral requirement to secure the remaining $2.3 million in outstanding portal performance bonds was reduced to $1 million. We have never had any defaults resulting in draws on performance bonds or letters of credit.

     We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements. While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts. The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2006 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,762	$1,304	$1,817	$641	$—
Long-term debt obligations	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total contractual cash obligations	$3,762	$1,304	$1,817	$641	$—

Recent Accounting Pronouncements

Quantifying Financial Statement Errors

     In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. We applied the provisions of SAB No. 108 to our fiscal year ended December 31, 2006 using the cumulative effect transition method, as further discussed in Note 2 in the Notes to Consolidated Financial Statements in this Form 10-K.

Accounting for Uncertainty in Income Taxes

     In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. We will be required to adopt FIN 48 in the first quarter of 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on our consolidated financial statements.

Fair Value Measurements

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We will be required to adopt this standard in the first quarter of 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our consolidated financial statements.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$36,901,409	$36,744,872
Marketable securities	20,500,000	45,008,431
Trade accounts receivable	22,269,136	28,729,038
Unbilled revenues	2,197,713	1,068,940
Deferred income taxes	421,609	711,015
Prepaid expenses & other current assets	1,631,894	1,644,816
Total current assets	83,921,761	113,907,112
Property and equipment, net	3,327,185	3,790,490
Unbilled revenues	1,395,086	—
Deferred income taxes	28,916,194	22,013,248
Other assets	285,222	423,597
Total assets	$117,845,448	$140,134,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,457,902	$34,201,937
Accrued expenses	6,642,581	5,911,197
Application development contracts	1,260,631	512,618
Other current liabilities	316,730	254,510
Total current liabilities	32,677,844	40,880,262
Commitments and contingencies (Notes 2, 3, 7, 8 and 14)	—	—
Shareholders’ equity:
Common stock, no par, 200,000,000 shares authorized 61,073,505 and
61,573,900 shares issued and outstanding	—	—
Additional paid-in capital	207,444,750	210,210,393
Accumulated deficit	(122,093,098)	(110,788,533)
	85,351,652	99,421,860
Less treasury stock	(184,048)	(167,675)
Total shareholders’ equity	85,167,604	99,254,185

Total liabilities and shareholders’ equity	$117,845,448	$140,134,447

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2005	2006
Revenues:
Portal revenues	$48,543,779	$57,875,067	$70,008,598
Software & services revenues	7,217,975	1,367,546	1,367,248
Total revenues	55,761,754	59,242,613	71,375,846
Operating expenses:
Cost of portal revenues, exclusive of depreciation
& amortization	24,866,146	29,448,091	37,249,358
Cost of software & services revenues, exclusive
of depreciation & amortization	5,583,248	5,348,438	596,279
Selling & administrative	12,017,576	12,651,948	15,341,777
Depreciation & amortization	1,495,252	1,602,879	2,040,398
Total operating expenses	43,962,222	49,051,356	55,227,812
Operating income	11,799,532	10,191,257	16,148,034
Other income (expense):
Interest income	116,037	704,614	2,401,504
Interest expense	(10,852)	—	—
Equity in net loss of affiliates	(109,061)	—	(96,954)
Other income (expense), net	13,906	(2,971)	(35,187)
Total other income	10,030	701,643	2,269,363
Income before income taxes	11,809,562	10,892,900	18,417,397
Income tax provision	4,704,901	4,529,824	7,678,396
Net income	$7,104,661	$6,363,076	$10,739,001
Basic net income per share	$0.12	$0.11	$0.17
Diluted net income per share	$0.12	$0.10	$0.17
Weighted average shares outstanding
Basic	58,988,456	60,078,841	61,408,552
Diluted	60,877,294	61,093,788	61,763,093

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Treasury
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Stock	Total
Balance, January 1,
2004	58,715,672	$—	$198,929,405	$(135,560,835)	$(480)	$(204,497)	$63,163,593
Net income	—	—	—	7,104,661	—	—	7,104,661
Stock options
exercised	505,378	—	1,186,391	—	—	—	1,186,391
Issuance of common
stock under
employee stock
purchase plan	80,325	—	116,746	—	—	—	116,746
Tax deductions relating
to stock options	—	—	688,604	—	—	—	688,604
Unrealized holding
gain on marketable
securities	—	—	—	—	480	—	480
Balance, December 31,
2004	59,301,375	—	200,921,146	(128,456,174)	—	(204,497)	72,260,475
Net income	—	—	—	6,363,076	—	—	6,363,076
Retirement of treasury
stock	—	—	(20,449)	—	—	20,449	—
Stock options
exercised	1,742,099	—	4,640,928	—	—	—	4,640,928
Issuance of common
stock under
employee stock
purchase plan	30,031	—	121,761	—	—	—	121,761
Tax deductions relating
to stock options	—	—	1,781,364	—	—	—	1,781,364
Balance, December 31,
2005	61,073,505	—	207,444,750	(122,093,098)	—	(184,048)	85,167,604
Cumulative effect
of SAB No. 108
(Note 2)	—	—	—	565,564	—	—	565,564
Net income	—	—	—	10,739,001	—	—	10,739,001
Sale of
treasury stock	11,154	—	50,004	—	—	16,373	66,377
Stock options
exercised	448,898	—	1,226,638	—	—	—	1,226,638
Stock-based
compensation	—	—	1,331,603	—	—	—	1,331,603
Issuance of common
stock under
employee stock
purchase plan	40,343	—	157,398	—	—	—	157,398
Balance, December 31,
2006	61,573,900	$—	$210,210,393	$(110,788,533)	$—	$(167,675)	$99,254,185

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income	$7,104,661	$6,363,076	$10,739,001
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	1,495,252	1,602,879	2,040,398
Stock-based compensation expense	—	—	1,331,603
Loss on asset disposals	—	—	35,187
Accretion of discount on marketable securities	—	—	(8,431)
Application development contracts	(464,654)	1,260,631	(748,013)
Deferred income taxes	4,330,885	4,150,803	7,179,104
Equity in net loss of affiliates	109,061	—	96,954
Changes in operating assets and liabilities, net
of effects of acquisitions:
(Increase) decrease in trade accounts receivable	261,348	(4,659,030)	(6,486,896)
Decrease in unbilled revenues	2,598,668	2,211,223	2,523,859
(Increase) decrease in prepaid expenses &
other current assets	43,672	(320,014)	46,588
Decrease in other assets	23,313	50,473	19,117
Increase (decrease) in accounts payable	(1,951,482)	10,064,135	9,744,035
Increase (decrease) in accrued expenses	1,020,798	376,804	(731,384)
Increase (decrease) in other current liabilities	(7,060)	165,426	(62,220)
Net cash provided by operating activities	14,564,462	21,266,406	25,718,902

Cash flows from investing activities:
Purchases of property and equipment	(1,189,336)	(2,327,360)	(2,584,948)
Capitalized internal use software development costs	—	(68,994)	(239,492)
Purchases of marketable securities	—	(35,500,000)	(24,500,000)
Maturities of marketable securities	250,000	15,000,000	—
Cash and cash equivalents - restricted	2,363,033	3,000,000	—
Proceeds from sale of affiliate	300,005	—	—
Net cash provided by (used in) investing activities	1,723,702	(19,896,354)	(27,324,440)

Cash flows from financing activities:
Payments on notes payable	(363,033)	—	—
Proceeds from sale of treasury stock	—	—	64,965
Proceeds from employee common stock purchases	116,746	121,761	157,398
Proceeds from exercise of employee stock options	1,186,391	4,640,928	1,226,638
Net cash provided by financing activities	940,104	4,762,689	1,449,001
Net increase (decrease) in cash and cash equivalents	17,228,268	6,132,741	(156,537)
Cash and cash equivalents, beginning of year	13,540,400	30,768,668	36,901,409
Cash and cash equivalents, end of year	$30,768,668	$36,901,409	$36,744,872

Other cash flow information:
Interest paid	$10,852	$—	$—
Income taxes paid	$465,172	$450,745	$373,793

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

     In its primary portal outsourcing business, the Company designs, builds and operates Internet-based portals on behalf of state and local governments desiring to provide access to government information and to complete government-based transactions online. These portals consist of Web sites and applications the Company has built that allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver’s license records or filing a government-mandated form or report. Operating under multiple-year contracts (see Note 3), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. NIC’s self-funding business model allows the Company to reduce its government partners’ financial and technology risks and generate revenues by sharing in the fees the Company collects from eGovernment transactions. The Company’s government partners benefit through gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient and more cost-effective means to interact with governments. The Company is typically responsible for funding up front investment and ongoing operational costs of the government portals.

     The Company’s software & services businesses primarily include its Uniform Commercial Code (“UCC”) and corporate filings software development business and its ethics & elections business. The Company’s UCC and corporate filings software development business, NIC Conquest, is a provider of software applications and services for electronic filings and document management solutions for governments. This business focuses on Secretaries of State, whose offices are state governments’ principal agencies for UCC and corporate filings. Currently, NIC Conquest is primarily engaged in servicing its contract with the California Secretary of State and is not actively marketing its applications and services in respect of new engagements. The Company’s ethics & elections business, NIC Technologies, designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies. Currently, NIC Technologies is primarily engaged in servicing its contracts with the Federal Election Commission and the State of Michigan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category includes revenues from the Company’s subsidiaries operating government portals under long-term contracts on an outsourced basis. The software & services category includes revenues primarily from the Company’s software & services businesses. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, and depreciation & amortization. Cost of portal revenues consist of all direct costs associated with operating government portals on an outsourced basis including employee compensation, telecommunications, credit card merchant fees, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consist of all direct project costs to provide software development and services such as employee compensation, subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, legal and finance, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative costs also consist of corporate-level expenses for market development and public relations.

     The Company’s consolidated statements of cash flows for the years ended December 31, 2004 and 2005 present changes in restricted cash as an investing activity. Changes in restricted cash have previously been presented as a financing activity.

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

Marketable securities

     The Company’s marketable securities at December 31, 2005 and 2006 were classified as available-for-sale and consisted of short-term auction rate securities, flex term notes and corporate debt securities. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders’ equity as accumulated other comprehensive income or loss until realized. The cost of securities sold is based on the specific identification method. The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date. See Note 4.

Unbilled revenues

     Unbilled revenues consist of revenues earned in excess of billings under long-term application development contracts accounted for under the percentage of completion method relating to the Company’s UCC and corporate filings software development business and revenues earned in excess of billings relating to the Company’s ethics & elections and portal businesses. Unbilled revenues arise when revenues have been recorded but the amounts cannot currently be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance including, among others, achievement of certain milestones and completion of services during a specified period.

     At each balance sheet date, the Company makes a determination as to the portion of the unbilled receivable relating to the Company’s long-term application development contracts that will be collected within one year and records that amount as a current asset in the consolidated balance sheets. The remainder of the receivable, if any, is classified as a long-term asset. All unbilled revenues relating to the Company’s ethics & elections and portal businesses are collectible within one year of the balance sheet dates and have been classified as a current asset.

     Unbilled revenues relating to the Company’s contract with the California Secretary of State at December 31, 2005 and 2006 were $3.4 million and $0.5 million. Unbilled revenues relating to the Company’s ethics & election business at December 31, 2005 and 2006 were $0.2 million and $0. Unbilled revenues relating to the Company’s portal businesses at December 31, 2005 and 2006 were $0 and $0.6 million.

Property and equipment

     Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 8 years for furniture and fixtures, 3-10 years for equipment, 3-5 years for purchased software and the lesser of the term of the lease or 5 years for leasehold improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in results of operations for the period. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and betterments are capitalized.

     The Company periodically evaluates the carrying value of property and equipment to be held and used when events and circumstances warrant such a review. The carrying value of property and equipment is considered impaired when the anticipated undiscounted cash flows from the asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. The Company has not recorded any impairment losses on property and equipment during the periods presented.

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

     The net carrying value of intangible assets at December 31, 2005 and 2006 was approximately $0.1 million and $0.3 million and was included in other long-term assets in the consolidated balance sheets. At December 31, 2006, intangible assets consisted of capitalized internal use software development costs, and are being amortized over a three-year period. Accumulated amortization at December 31, 2006 totaled approximately $8,000.

     At each balance sheet date, or whenever events or changes in circumstances warrant, the Company assesses the carrying value of intangible assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis. If the sum of the expected future cash flows on an undiscounted basis were to be less than the carrying amount of the intangible asset, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset exceeds its estimated fair value. There is considerable management judgment necessary to determine future cash flows, and accordingly, actual results could vary significantly from such estimates. The Company has not recorded any impairment losses on intangible assets during the periods presented.

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

     In 2001, NICUSA and the Company’s NIC Conquest subsidiary were awarded a five-year, $25 million contract by the California Secretary of State (the “California SOS”) to develop and implement a comprehensive information management and filing system. Revenues are recognized on the contract using the percentage of completion method utilizing costs incurred to date as compared to the estimated costs for the contract, as further described above. The Company believes costs incurred are a more representative measure of project progress than either the completion of billing or significant project milestones, as most of the significant milestone payments under this contract are concentrated toward the latter half of the project and do not appropriately reflect project progress and project costs incurred, especially in between milestone payment dates.

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

     The adjustment in the Company’s consolidated statement of income for the year ended December 31, 2005 resulted in a reduction of software & services revenues of approximately $3.5 million and an increase in cost of software & services revenues of approximately $1.5 million. The adjustment in the Company’s consolidated balance sheet was a reduction in unbilled revenues of approximately $3.5 million and an increase in application development contracts (a current liability) of approximately $1.5 million.

     In March 2006, the Company and the California SOS entered into an amendment (the “Amendment”) to the California Business Programs Automation Agreement (the “Agreement”). Among other changes to the Agreement, the Amendment reduced the aggregate contract value to approximately $19 million and released the Company from the obligation to deliver the business filings, or BE, portion of the project, except for maintenance of hardware and delivery of BE images as expressly set forth in the Amendment. The Amendment also set forth the final criteria in order for the California SOS to accept the UCC portion of the project and move it into the maintenance and operations phase.

     As a result of the Amendment, the Company recorded an adjustment under percentage of completion accounting in the first quarter of 2006. The adjustment in the Company’s consolidated statement of income for the year ended December 31, 2006 resulted in a reduction of software & services revenues of approximately $2.1 million and a reduction of cost of software & services revenues of approximately $2.1 million. The adjustment in the Company’s consolidated balance sheet was a reduction in unbilled revenues of approximately $2.1 million, a reduction of accrued liabilities of approximately $1.6 million, and a reduction of application development contracts of approximately $0.5 million. This adjustment did not affect operating income, net income or earnings per share.

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

     The Company regularly reviews its cost estimates to complete and does not currently believe its estimated contract loss will exceed the $4.2 million estimate established in the first quarter of 2005. However, because of the inherent uncertainties surrounding the ultimate outcome of subcontract negotiations between the Company and its subcontractors as a result of the Amendment, it is at least reasonably possible that the estimate will change in the near term. Further, it is possible that the Company will similarly incur cost overruns in the future as it has in the past as a result of unforeseen difficulties such as rising development, subcontractor and personnel costs or other reasons. If this occurs, the Company’s results of operations, financial condition and cash flows could be adversely affected.

     At December 31, 2006, the Company’s UCC and corporate filings software development business was primarily engaged in servicing the maintenance and operations obligation under its contract with the California SOS. This software & services business is not marketing its applications and services for new engagements.

     The Company’s ethics & elections business recognizes revenues from professional services as the services are provided. This business has entered into contracts with the state of Michigan and the Federal Election Commission that contain general fiscal funding clauses. The Company recognizes revenue under these contracts if the probability of cancellation is determined to be a remote contingency.

Stock-based compensation

     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” which establishes the accounting for equity instruments exchanged for employee services. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” See Note 11.

Income taxes

     The Company, along with its wholly owned subsidiaries, files a consolidated federal income tax return. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Comprehensive income

     The Company has no material components of other comprehensive income or loss and, accordingly, the Company’s comprehensive income is approximately the same as its net income for all periods presented.

Earnings per share

     Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated on the basis of the weighted average number of common shares outstanding during the period and common stock equivalents that would arise from the exercise of stock options or the issuance of restricted stock awards to employees and nonemployee directors using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2004	2005	2006
Numerator:
Net income	$7,104,661	$6,363,076	$10,739,001
Denominator:
Weighted average shares – basic	58,988,456	60,078,841	61,408,552
Stock options and restricted stock awards	1,888,838	1,014,947	354,541
Weighted average shares – diluted	60,877,294	61,093,788	61,763,093
Basic net income per share	$0.12	$0.11	$0.17
Diluted net income per share	$0.12	$0.10	$0.17

     Outstanding stock options totaling 0.7 million, 0.6 million and 0.3 million common shares during the years ended December 31, 2004, 2005 and 2006, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.

Concentration of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. The Company is subject to concentrations of credit risk and interest rate risk related to its short-term marketable securities. The Company’s credit risk is managed by limiting the amount of investments placed with any one issuer, investing primarily in government-backed debt instruments with maturities of less than one year. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

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

Quantifying Financial Statement Errors

     In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements.

     Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to application of the guidance in SAB No. 108, the Company used the roll-over method for quantifying financial statement misstatements.

     In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

     SAB No. 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been applied or (ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings (accumulated deficit). The Company elected to record the effects of applying SAB No. 108 using the cumulative effect transition method.

     The following table summarizes the effects (up to January 1, 2006) of applying the guidance in SAB No. 108:

	Period in which the
	Misstatement Originated (1)
	Cumulative Effect Prior to	Adjustment Recorded
	January 1, 2004	as of January 1, 2006
Deferred income taxes (2)	$565,564	$565,564
Net loss (3)	$565,564
Accumulated deficit (4)		$565,564
____________________

(1)	The Company previously quantified this error under the roll-over method and concluded that it was immaterial.

(2)	The Company did not record tax net operating loss carryforwards acquired upon the acquisition of SDR Technologies in 2000, resulting in an overstatement of goodwill and an understatement of deferred tax assets by $565,564. The tax benefits of the net operating loss carryforwards were subsequently realized. As a result of the misstatement, the Company overstated its net loss in 2001 by overstating its impairment loss when it determined that the goodwill and other acquired intangible assets related to the SDR Technologies acquisition were impaired.

(3)	Represents the overstatement of the Company’s net loss resulting from this misstatement.

(4)	Represents the decrease in accumulated deficit recorded as of January 1, 2006 to record the initial application of SAB No. 108.

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

Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. The Company will be required to adopt FIN 48 in the first quarter of 2007. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The Company will be required to adopt this standard in the first quarter of 2008. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its consolidated financial statements.

3. OUTSOURCED GOVERNMENT PORTAL CONTRACTS

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

     The Company is typically responsible for funding up front investment and ongoing operational costs of the government portals, and generally owns all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only. If the Company’s contract were not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company.

     At December 31, 2006, the Company was bound by performance bond commitments totaling approximately $2.3 million on certain portal outsourcing contracts. Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

     The following is a summary of the Company’s nineteen outsourced state government portal contracts at December 31, 2006:

		Year Services	Contract Expiration Date
NIC Subsidiary	Portal Web Site (State)	Commenced	(Renewal Options Through)
Vermont Information Consortium	www.Vermont.gov (Vermont)	2006	10/15/2009 (10/14/2012)
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2007 (7/15/2009)
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	1/31/2009 (1/31/2013)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	10/31/2007 (10/31/2010)
Maine Information Network	www.RI.gov (Rhode Island)	2001	6/18/2007 (6/18/2011)
NICUSA	www.OK.gov (Oklahoma)	2001	6/30/2007 (6/30/2009)
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA	www.Tennessee.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2008
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	3/31/2008
Utah Interactive	www.Utah.gov (Utah)	1999	5/6/2009
Maine Information Network	www.Maine.gov (Maine)	1999	1/14/2008
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2008
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2010 (6/30/2014)
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2009 (1/31/2010)
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2007 (12/31/2009)

     During the first quarter of 2006, the Company signed a new five-year contract with the state of Iowa, which includes an option to extend the contract for an additional one-year renewal term, and was granted a five-year contract renewal from the state of Virginia. The Company also received a four-year contract extension from the state of Montana.

     During the second quarter of 2006, the Company was granted a one-year contract renewal from the State of Oklahoma, and a contract extension from the state of Maine, which extended the contract expiration date to January 2008. Also during the second quarter of 2006, the Company signed a new long-term contract with the state of Indiana that commenced on July 1, 2006. The contract includes an initial four-year term and renewal options that run through June 2014. The new contract is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project-based pricing for variable services. Historically, the majority of revenues under this contract were DMV and non-DMV transaction-based. In addition, during the second quarter of 2006, the state of Rhode Island elected to rebid its portal services contract and therefore extended the initial term of the contract with the Company by one year to allow time for the rebid process to occur. The extension is subject to being superceded if the State elects to renew the present contract, or terminated early if the state elects a different portal provider.

     During the fourth quarter of 2006, the Company entered into a three-year contract with the state of Vermont, which includes an option to extend the contract for an additional three-year renewal term. In addition, the Company received a contract extension from the state of Utah, which extended the contract expiration date to May 2009, and a one-year contract extension from the state of Hawaii.

     In February 2007, the Company received a one-year contract extension from the State of Idaho, which extended the contract expiration date to March 2008.

4. MARKETABLE SECURITIES

     The fair value of marketable securities was as follows at December 31:

	2005	2006
Auction rate securities	$20,500,000	$35,900,000
Flex term notes	—	6,000,000
Corporate debt securities	—	3,108,431
	$20,500,000	$45,008,431

     All marketable securities at December 31, 2005 and 2006 mature within one year. Gross realized gains and losses and unrealized holding gains and losses for each of the periods presented were not significant.

5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

	2005	2006
Furniture and fixtures	$1,436,369	$1,553,015
Equipment	9,425,099	8,475,076
Purchased software	2,641,654	2,731,689
Leasehold improvements	300,141	398,862
	13,803,263	13,158,642
Less accumulated depreciation	(10,476,078)	(9,368,152)
	$3,327,185	$3,790,490

     Depreciation expense for the years ended December 31, 2004, 2005 and 2006, was $1,438,253, $1,602,879 and $2,032,456, respectively.

6. INVESTMENTS IN AFFILIATES AND JOINT VENTURES

     In March 2000, NIC made a $5 million cash investment in E-Filing.com, Inc. (“E-Filing”), a provider of online filing applications for legal services, giving NIC ownership of 21% of E-Filing, a non-pubic company. The investment was accounted for under the equity method. In May 2004, E-Filing repurchased the Company’s ownership interest in E-Filing for approximately $0.5 million, which approximated the carrying value of the Company’s investment at the date of the repurchase. The Company received approximately $0.3 million in cash and a $0.2 million subordinated promissory note with principal plus 5% interest payable annually in three equal installments on each of the first, second and third anniversary dates of the issuance of the note. The Company had no investment balance remaining in E-Filing after the repurchase. During 2006, the Company wrote off the remaining balance of the promissory note ($96,954) due to E-Filing’s deteriorated financial condition, and recorded the loss in equity in net loss of affiliates in the consolidated statement of income.

     In October 2000, NIC made an initial $0.5 million cash investment in e-Government Solutions Limited (“eGS”), a private joint venture giving NIC initial ownership of 40% of the ordinary shares of eGS. The purpose of the eGS joint venture, based in London, England, was to deliver eGovernment services throughout Western Europe, with initial efforts to focus on the United Kingdom. In September 2001, the joint venture agreement was modified and reduced NIC’s obligation to make future cash contributions to the joint venture and gave NIC ownership of 47% of the ordinary shares of eGS. In December 2002, the joint venture agreement was again modified and, among other changes, eliminated NIC’s obligation to make future cash contributions to the joint venture, reduced NIC’s ownership to 20% and eliminated NIC’s participation on the board of directors. The investment had been accounted for under the equity method. As a result of the modification to the joint venture agreement in December 2002, the Company began to account for its investment in eGS under the cost method and had no investment balance remaining in eGS after the modification. NIC’s cash contributions since the inception of the joint venture have totaled approximately $1.0 million. At December 31, 2006, the Company’s ownership interest in eGS was approximately 14%.

7. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

     The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases. These irrevocable letters of credit are generally in force for one year, for which the Company pays bank fees of approximately 1.25% to 1.75% of face value per annum. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $5.4 million and $1.3 million at December 31, 2005 and 2006, respectively.

     The Company had a $0.5 million working capital line of credit, which was unused at December 31, 2005. The Company no longer maintains the line of credit as of December 31, 2006.

     At December 31, 2004, the Company had pledged $3.0 million of its cash as collateral under the financing arrangement that covered the Company’s outstanding letters of credit and working capital line of credit, and had given the issuing bank a security interest in certain of its accounts receivable and other assets. The Company had classified cash used for collateral purposes as restricted in its consolidated balance sheets. In April 2005, the Company’s collateral requirements under this banking agreement were eliminated, and the Company is no longer required to collateralize letters of credit.

     The Company has a $1.0 million line of credit with a separate bank in conjunction with a corporate credit card agreement.

     In August 2001, the Company borrowed $1.0 million from a bank in the form of a promissory note payable to finance the purchase of certain hardware and software components for its discontinued eProcurement business. In 2004, the Company paid off the note in full.

8. COMMITMENTS AND CONTINGENCIES

Operating leases

     The Company and its subsidiaries lease office space and certain equipment under noncancellable operating leases. Future minimum lease payments under all noncancellable operating leases at December 31, 2006 are as follows:

Fiscal Year
2007	$1,304,467
2008	984,686
2009	832,531
2010	582,573
2011	58,918
Thereafter	—

     Rent expense for operating leases for the years ended December 31, 2004, 2005 and 2006 was approximately $1.5 million, $1.5 million and $1.8 million, respectively.

Litigation

     The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any legal proceedings.

9. SHAREHOLDERS’ EQUITY

Common stock

     On June 30, 1998, the Company and the National Information Consortium Voting Trust (the “Voting Trust”) consisting of all the Company’s then current shareholders entered into a stock purchase agreement for the Company’s shareholders to sell a 25% interest in the Company to an investment management firm. The Company did not receive any of the proceeds from the sale. Under the Voting Trust agreement, two principal shareholders have the right to vote all of the Voting Trust’s common shares and to sell all or any part of such shares. In 2003, the Voting Trust distributed 5% of its shares of NIC common stock to its members. In 2005, the Voting Trust distributed 10% of its shares of NIC common stock to its members. In 2006, the Voting Trust sold approximately 2.1 million shares of NIC common stock in the open market. At December 31, 2005 and 2006, the Voting Trust held approximately 23.5 million shares and 21.4 million shares of NIC common stock.

Common stock transactions and additional paid-in capital

     As a condition of separation and severance from the Company in the second quarter of 2002, a former executive had the right to request the Company to repurchase all of the shares of the Company’s common stock, totaling 149,488 shares, beneficially owned by the former executive that were held of record in the Voting Trust for $1.44 per share. In October 2002, the former executive exercised this right and caused the Company to repurchase his Voting Trust units for $215,260. The shares of NIC common stock represented by the Voting Trust Units have been recorded as treasury stock in the consolidated balance sheets. In 2003, the Voting Trust distributed 5% of its shares of NIC common stock to its members. This affected 7,474 shares of NIC common stock held by the Company as treasury stock. The Company retired these shares in 2003, which had an assigned value of $10,763. At December 31, 2004, the Company had 142,014 shares remaining in treasury stock. In 2005, the Voting Trust distributed 10% of its shares of NIC common stock to its members. This affected 14,201 shares of NIC common stock held by the Company as treasury stock. The Company retired these shares in February 2005, which had an assigned value of $20,449, and had 127,813 shares remaining in treasury stock at December 31, 2005. In 2006, the Voting Trust sold approximately 2.1 million shares of NIC common stock in the open market. This affected 11,154 shares of NIC common stock held by the Company as treasury stock. The Company received $64,965 in proceeds from the sale. These shares had an assigned value of $16,373, which was credited to treasury stock, with the remaining $50,004 credited directly to additional paid-in capital. At December 31, 2006, the Company had 116,441 shares remaining in treasury stock.

     During 2004 and 2005, certain employees of the Company exercised non-qualified stock options. As a result, the Company received federal income tax deductions, or windfall tax benefits. The tax benefit for the deductions of $688,604 for 2004 and $1,781,364 for 2005 increased deferred tax assets and was credited directly to additional paid-in capital. See Note 11 for additional discussion of 2006 income tax deductions relating to the exercise of non-qualified stock options.

10. INCOME TAXES

     The provision for income taxes consists of the following:

	Year Ended December 31,
	2004	2005	2006
Current income taxes:
Federal	$238,731	$127,122	$185,944
State	135,285	251,899	313,348
Total	374,016	379,021	499,292
Deferred income taxes:
Federal	3,650,706	3,481,568	6,083,043
State	680,179	669,235	1,096,061
Total	4,330,885	4,150,803	7,179,104
Total income tax provision	$4,704,901	$4,529,824	$7,678,396

     Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31:

	2005	2006
Deferred tax assets:
Net operating loss carryforwards	$20,551,079	$15,950,998
Amortization and impairment of purchase accounting goodwill
and software intangibles	7,756,085	6,870,635
Capital losses on sale of affiliates	3,792,358	3,830,703
Investment in affiliate	548,780	548,780
Stock-based compensation pursuant to SFAS No. 123R	—	519,732
Accrued contract expenses under percentage of completion accounting	903,038	251,343
Application development contract loss	490,385	199,408
Other	348,663	—
	34,390,388	28,171,599
Less: Valuation allowance	(4,824,524)	(5,040,010)
Total	29,565,864	23,131,589
Deferred tax liabilities:
Depreciation & capitalized software development costs	(228,061)	(243,632)
Other	—	(163,694)
Total	(228,061)	(407,326)
Net deferred tax asset	$29,337,803	$22,724,263

     For federal income tax purposes, the Company had available at December 31, 2006, total net operating loss (“NOL”) carryforwards of approximately $39.3 million that will expire in 2020 ($1.9 million), 2021 ($27.1 million) and 2022 ($10.3 million). The Company believes it is more likely than not it will generate sufficient taxable income from future operations to fully utilize its federal NOL carryforwards prior to expiration. The amount of the deferred tax asset considered realizable relating to these NOL’s could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

     A portion of the Company’s total deferred tax asset valuation allowance relates to estimated state NOL carryforwards. In 2003, the Company identified certain estimated state NOL carryforwards that it had previously recognized that it might be unable to use. Based on a review of applicable state tax statutes, the Company concluded that there is substantial doubt it would be able to realize the full amount of certain estimated NOL carryforwards in states where the Company cannot file a consolidated income tax return. As a result, the Company recorded a deferred tax asset valuation allowance totaling $483,386. In 2006, the Company increased its valuation allowance by $177,141 for additional state NOL carryforwards that the Company may be unable to use.

     A portion of the Company’s total deferred tax valuation allowance at December 31, 2005 totaling $3,792,358 related to capital losses realized on certain of the Company’s previous equity method investments, and $548,780 related to an expected capital loss on the Company’s investment in its European joint venture, eGS. At present, there is substantial doubt about the Company’s ability to generate capital gains in the future. The Company increased the valuation allowance relating to certain of these investments by $38,345 in 2006.

     As further discussed in Note 2, the Company did not initially record tax net operating loss carryforwards acquired upon the acquisition of SDR Technologies in 2000, resulting in an understatement of deferred tax assets by $565,564. The Company recorded a $565,564 increase to deferred tax assets with an offsetting decrease to accumulated deficit as of January 1, 2006 to reflect the initial application of SAB No. 108. The table above reflects this adjustment in the balance of net operating loss carryforwards at December 31, 2006.

     See Notes 9 and 11 for discussion of the accounting for income tax deductions relating to the exercise of non-qualified stock options.

     The following table reconciles the effective income tax rate indicated by the consolidated statements of income and the statutory federal income tax rate:

	Year Ended December 31,
	2004	2005	2006
Effective federal and state income tax rate	39.8%	41.6%	41.7%
State income taxes	(4.5)	(5.5)	(4.8)
Valuation allowance	(0.4)	—	(1.0)
Other	0.1	(1.1)	(0.9)
Statutory federal income tax rate	35.0%	35.0%	35.0%

11. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense was recognized if the exercise price of a stock option equaled or exceeded the market price of the underlying stock on the date of grant. However, stock-based compensation has been included in prior period pro-forma disclosures in the financial statement footnotes as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” which was amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

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

     The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the years ended December 31, 2004 and 2005 have not been restated to reflect the fair value method of expensing stock-based compensation. For vested stock-based awards that were outstanding on January 1, 2006, the Company was not required to record any additional compensation expense. For unvested stock-based awards that were outstanding on January 1, 2006, awards that were previously included as part of the pro-forma net income and earnings per share calculations of SFAS No. 123 will be charged to expense over the remaining vesting period, without any changes in measurement. For all new stock-based awards that are granted or modified after January 1, 2006, the Company will use SFAS No. 123R’s measurement model, expense recognition and settlement provisions. Upon adoption of SFAS No. 123R, the Company discontinued its historical accounting practice of recognizing forfeitures when they occurred and now estimates compensation cost related to awards not expected to vest.

     The following table illustrates the effect on net income and net income per share for the years ended December 31, 2004 and 2005 had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	2004	2005
Net income, as reported	$7,104,661	$6,363,076
Add: Stock-based employee compensation included in
reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(1,813,608)	(1,087,336)
Pro forma net income	$5,291,053	$5,275,740
Basic net income per share, as reported	$0.12	$0.11
Diluted net income per share, as reported	$0.12	$0.10
Basic net income per share, pro forma	$0.09	$0.09
Diluted net income per share, pro forma	$0.09	$0.09

     The fair value of each option grant was determined using the Black-Scholes option-pricing model. The following assumptions were applied in determining pro forma compensation cost for the years ended December 31, 2004 and 2005:

	2004	2005
Risk-free interest rate	3.16%	3.90%
Expected dividend yield	0.00	0.00
Expected option life	4.0 years	3.2 years
Expected stock price volatility	68%	53%
Fair value of options granted	$ 2.95	$ 2.10

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

     For purposes of this pro forma disclosure, the estimated fair value of options was amortized to expense over the option vesting periods. Such pro forma impact on net income and basic and diluted net income per share is not necessarily indicative of future effects on net income or earnings per share.

     In 2004 and 2005, all options were granted with exercise prices equal to the market price of the Company’s common stock on the grant dates.

     On October 26, 2005, the Board of Directors of the Company approved the accelerated vesting of all unvested options to purchase common stock of the Company that had an exercise price that was greater than the market price on that date. The closing price of the Company’s common stock on October 26, 2005 was $5.63 per share. As a condition of the acceleration and to prevent unintended personal benefit, the Company’s Directors, executive officers and employees must refrain from selling common stock acquired upon the exercise of accelerated options until the original vesting date or, if earlier, termination of employment with or service to the Company. All other terms and conditions applicable to such options, including exercise prices, remain unchanged. This action resulted in the accelerated vesting of options to purchase 163,873 shares of common stock of the Company, or approximately six percent of the total of all then outstanding Company options. Of this amount, 142,500 options had been granted to either directors or executive officers of the Company.

     The Company accelerated the vesting of these options because it believed it was in the best interest of its shareholders to reduce future compensation expense that the Company would otherwise have been required to report in its statement of income upon adoption of SFAS No. 123R in the first quarter of 2006. Further, because the options had exercise prices in excess of the then-current market price, they were viewed to have limited economic value and were not achieving their objective of incentive compensation and retention. As a result of the vesting acceleration, approximately $0.5 million in aggregate future expense was eliminated. The vesting acceleration did not result in compensation expense in the Company’s statement of income, but is reflected as additional stock-based employee compensation expense in the calculation of 2005 pro forma earnings above.

     The following table presents stock-based compensation expense included in the Company’s consolidated statement of income for the year ended December 31, 2006 pursuant to the provisions of SFAS No. 123R:

Year Ended
December 31,
2006
Cost of portal revenues, exclusive of depreciation & amortization	$346,392
Cost of software & services revenues, exclusive of depreciation and amortization	19,051
Selling & administrative	966,160
Stock-based compensation expense before income taxes	1,331,603
Income tax benefit	(519,732)
Net stock-based compensation expense	$811,871

Stock option and restricted stock plans

     The Company has two formal stock-option and incentive plans (the “NIC” plan and the “SDR” plan) to provide for the granting of incentive stock options, non-qualified stock options or restricted stock awards to encourage certain employees of the Company and its subsidiaries, and directors of the Company, to participate in the ownership of the Company, and to provide additional incentive for such employees and directors to promote the success of its business through sharing the future growth of such business.

     The NIC plan was adopted in May 1998, amended in November 1998 and May 1999, revised in August 1999, and amended and restated in May 2004 and May 2006. The May 2006 amendment and restatement, as approved by the Company’s Board of Directors and shareholders, modified the NIC plan to allow for the granting of restricted stock awards in addition to stock options. Under the NIC plan, the Company is authorized to grant stock options and restricted stock awards for up to 9,286,754 common shares. At December 31, 2006, a total of 1,203,878 shares were available for future grants under the NIC plan. There have been no option repricings under the NIC plan.

     The SDR plan was adopted in May 2000 in conjunction with NIC’s acquisition of SDR Technologies. Under the SDR plan, the Company is authorized to grant options for up to 229,965 common shares. No options that are in addition to those granted upon the close of the SDR acquisition will be granted under the SDR plan. There have been no option repricings under the SDR plan.

     Stock options are generally exercisable one year from date of grant in cumulative annual installments of 25% and expire five years after the grant date. The Company did not grant any stock options during the year-ended December 31, 2006, and does not currently anticipate granting stock options in the future. Instead, the Company expects to grant only restricted stock awards, as further discussed below.

Stock options

     Summary stock option activity for the year ended December 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding, January 1	2,179,802	$4.07
Granted	—	—
Exercised	(448,898)	$2.73
Expired	(142,021)	$6.62
Canceled	(33,250)	$5.48
Outstanding, December 31	1,555,633	$4.19	2.2	$1,206,000
Exercisable, December 31	920,009	$4.35	2.0	$566,000

     The aggregate intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was approximately $1.7 million, $4.5 million and $1.5 million, respectively. Cash proceeds from the exercise of employee stock options for the years ended December 31, 2004, 2005 and 2006 were approximately $1.2 million, $4.6 million and $1.2 million, respectively.

     As of December 31, 2006, there was approximately $0.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options. The Company expects to recognize this cost over a weighted-average period of 1.4 years.

Restricted stock

     The Company began granting shares of restricted stock awards in the second quarter of 2006. Grants of restricted stock vest one year from the date of grant in cumulative annual installments of 25%. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

     Summary restricted stock activity for the year ended December 31, 2006 is presented below:

		Weighted
		Average Grant
		Date Fair
	Shares	Value
Nonvested at January 1, 2006	—	—
Granted	603,654	$5.70
Vested	—	—
Expired	—	—
Canceled	(8,169)	$5.68
Nonvested at December 31, 2006	595,485	$5.70

     At December 31, 2006, the Company had approximately $2.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards. The Company expects to recognize this cost over the next 3.6 years.

Income taxes

     During 2004 and 2005, certain employees of the Company exercised non-qualified stock options. As a result, the Company received federal income tax deductions, or windfall tax benefits. The tax benefit for the deductions of approximately $0.7 million for 2004 and $1.8 million for 2005 increased deferred tax assets and was credited directly to additional paid-in capital.

     Under the guidance of footnote 82 of paragraph A94 of SFAS No. 123R, the Company is not permitted to recognize a credit to additional paid-in capital for windfall tax benefits unless such windfall tax benefits reduce income taxes payable. Since the Company is not currently paying federal income taxes (with the exception of federal alternative minimum tax), such windfall tax benefits generally increase the Company’s tax net operating loss carryforwards. Following the with-and-without approach for utilization of tax attributes, which results in windfall tax benefits being utilized after utilization of available tax net operating loss carryforwards to offset current year taxable income, the Company did not record an increase to deferred tax assets with an offsetting increase to additional paid-in capital for the windfall tax benefit of approximately $0.6 million relating to the exercise of non-qualified stock options during the year ended December 31, 2006.

     Paragraph 81 of SFAS No. 123R indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R (i.e., the pool of additional paid-in capital, or the “APIC pool”), the Company shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS No. 123 for recognition purposes. The Company elected to use the alternative transition method described in FASB Staff Position No. FAS 123(R)-3 (the “short cut method”) for calculating the APIC pool upon adoption of SFAS No. 123R, and determined it had no such pool available.

Earnings per share

     In calculating diluted earnings per share under SFAS No. 128, “Earnings Per Share,” the assumed proceeds in the treasury stock calculation are adjusted for any stock option windfall tax benefits or shortfalls that would be credited or debited, respectively, to additional paid-in capital. Upon adoption of SFAS No. 123R using the modified prospective application transition method, the Company elected to exclude the impact of pro forma deferred tax assets (i.e., the windfall or shortfall that would be recognized in the financial statements upon exercise of an award) when calculating diluted earnings per share.

Employee Stock Purchase Plan

     In 1999, the Company’s Board of Directors approved an employee stock purchase plan (“ESPP”) intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan permit eligible employees to purchase NIC common stock through payroll deductions up to 15% of each employee’s compensation. Amounts deducted and accumulated by the participant are used to purchase shares of NIC’s common stock at 85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined in the plan.

     In the offering period commencing on April 1, 2003 and ending on March 31, 2004, 80,325 shares were purchased at a price of $1.45 per share, resulting in total cash proceeds to the Company of approximately $117,000. In the offering period commencing on April 1, 2004 and ending on March 31, 2005, 30,031 shares were purchased at a price of $4.055 per share, resulting in total cash proceeds to the Company of approximately $122,000. In the offering period commencing on April 1, 2005 and ending on March 31, 2006, 40,343 shares were purchased at a price of $3.9015 per share, resulting in total cash proceeds to the Company of approximately $157,000. The next offering period under this plan commenced on April 1, 2006. The closing fair market value of NIC common stock on the first day of the current offering period was $6.10 per share.

     Included in the Company’s stock-based compensation expense for the year ended December 31, 2006 is a portion of the cost (approximately $41,000) relating to the ESPP offering period ending on March 31, 2007, and a portion of the cost (approximately $12,000) relating to the ESPP offering period that ended on March 31, 2006.

     The fair values of the offerings were estimated on the dates of grant using the Black-Scholes model using the assumptions in the following table.

	March 31, 2007	March 31, 2006
	Offering	Offering
Risk-free interest rate	4.77%	3.31%
Expected dividend yield	0.00%	0.00%
Expected life	1.0 year	1.0 year
Expected stock price volatility	30%	30%
Weighted average fair value of ESPP rights	$ 1.60	$ 1.18

Defined Contribution 401(k) Profit Sharing Plan

     The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment. A discretionary match of up to 5% of an employee’s salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $0.2 million, $0.5 million and $0.5 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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

     The table below reflects summarized financial information for the Company’s reportable segments for the years ended December 31:

	Outsourced	Software &	Other	Consolidated
	Portals	Services	Reconciling Items	Total
2004
Revenues	$48,543,779	$7,217,975	$—	$55,761,754
Costs & expenses	28,025,072	6,013,539	8,428,359	42,466,970
Depreciation & amortization	1,195,485	215,001	84,766	1,495,252
Operating income (loss)	$19,323,222	$989,435	$(8,513,125)	$11,799,532
2005
Revenues	$57,875,067	$1,367,546	$—	$59,242,613
Costs & expenses	31,980,570	5,779,628	9,688,279	47,448,477
Depreciation & amortization	1,376,673	140,900	85,306	1,602,879
Operating income (loss)	$24,517,824	$(4,552,982)	$(9,773,585)	$10,191,257
2006
Revenues	$70,008,598	$1,367,248	$—	$71,375,846
Costs & expenses	40,433,646	1,169,498	11,584,270	53,187,414
Depreciation & amortization	1,863,437	65,131	111,830	2,040,398
Operating income (loss)	$27,711,515	$132,619	$(11,696,100)	$16,148,034

     The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the years ended December 31:

	2004	2005	2006
Total operating income for reportable segments	$11,799,532	$10,191,257	$16,148,034
Interest income	116,037	704,614	2,401,504
Interest expense	(10,852)	—	—
Equity in net loss of affiliates	(109,061)	—	(96,954)
Other income (expense), net	13,906	(2,971)	(35,187)
Income before income taxes	$11,809,562	$10,892,900	$18,417,397

     The highest volume, most commercially valuable service the Company offers is access to motor vehicle records through the Company’s outsourced government portals, referred to as DMV records. This service accounted for approximately 63%, 62% and 59% of the Company’s portal revenues in 2004, 2005 and 2006, respectively.

     A primary source of revenue is derived from data resellers, who use the Company’s government portals to access DMV records for sale to the auto insurance industry. For the year ended December 31, 2004, one of these data resellers accounted for approximately 46% of the Company’s portal revenues and 40% of the Company’s total revenues. For the year ended December 31, 2005, one of these data resellers accounted for approximately 46% of the Company’s portal revenues and 45% of the Company’s total revenues. For the year ended December 31, 2006, one of these data resellers accounted for approximately 47% of the Company’s portal revenues and 47% of the Company’s total revenues. At December 31, 2006, this one data reseller accounted for approximately 37% of the Company’s accounts receivable.

     For the year ended December 31, 2004, the Company’s Indiana, Virginia and Utah portals accounted for approximately 15%, 10% and 10%, respectively, of the Company’s portal revenues and 13%, 9% and 9%, respectively, of the Company’s consolidated revenues. For the year ended December 31, 2005, the Company’s Indiana portal accounted for approximately 16% of the Company’s portal revenues and 15% of the Company’s consolidated revenues. For the year ended December 31, 2006, the Company’s Indiana portal accounted for approximately 14% of the Company’s portal revenues and 13% of the Company’s consolidated revenues.

     For the year ended December 31, 2004, revenues from the Company’s UCC and corporate filings software development contract with the California Secretary of State accounted for approximately 56% of the Company’s software & services revenues and 7% of the Company’s total revenues. For the years ended December 31, 2005 and 2006, revenues from this contract were negative ($1,425,000) and negative ($940,000) as a result of adjustments under percentage of completion accounting as further discussed in Note 2.

13. RELATED PARTY TRANSACTIONS

     The Company rented an aircraft on an hourly basis from a company that is owned by two shareholders/directors of the Company at costs that the Company believes are reasonable compared to similar services provided by third parties. One of these directors is the current Chairman and Chief Executive Officer of the Company. In 2004 and 2005, payments made to this company totaled approximately $0.4 million and $0.1 million, respectively. No payments were made to this company in 2006.

14. SUBSEQUENT EVENTS

     On January 29, 2007, the Company’s Board of Directors declared a special cash dividend of $0.75 per share, payable to shareholders of record as of February 12, 2007. The dividend, totaling approximately $46.7 million, was paid on February 20, 2007 out of the Company’s available cash and marketable securities. The Company has made a preliminary determination that the dividend will result in a partial return of capital to shareholders, with the balance being taxable to shareholders as a qualified dividend. The exact amount of the return of capital is dependent on the earnings of the Company, computed on a tax basis, through the end of its 2007 fiscal year.

15. UNAUDITED QUARTERLY OPERATING RESULTS

     The unaudited quarterly information below is subject to seasonal fluctuations resulting in lower portal revenues in the fourth quarter of each calendar year, due to the smaller number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods. For additional information on significant items affecting the quarterly results for the periods presented, refer to Notes 2 and 11 above.

2005
	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005
Revenues:
Portal revenues	$13,661,349	$14,385,538	$14,637,038	$15,191,142	$57,875,067
Software & services revenues	(2,380,836)	1,230,792	1,321,373	1,196,217	1,367,546
Total revenues	11,280,513	15,616,330	15,958,411	16,387,359	59,242,613
Operating expenses:
Cost of portal revenues, exclusive
of depreciation
& amortization	6,714,542	7,093,241	7,620,286	8,020,022	29,448,091
Cost of software & services
revenues, exclusive
of depreciation
& amortization	2,377,532	947,805	1,117,002	906,099	5,348,438
Selling & administrative	3,282,582	3,276,607	2,947,635	3,145,124	12,651,948
Depreciation & amortization	351,521	368,089	421,806	461,463	1,602,879
Total operating expenses	12,726,177	11,685,742	12,106,729	12,532,708	49,051,356
Operating income (loss)	(1,445,664)	3,930,588	3,851,682	3,854,651	10,191,257
Other income (expense):
Interest income	81,406	154,480	196,948	271,780	704,614
Other income (expense), net	(3,439)	538	(570)	500	(2,971)
Total other income
(expense)	77,967	155,018	196,378	272,280	701,643
Income (loss) before taxes	(1,367,697)	4,085,606	4,048,060	4,126,931	10,892,900
Income tax (benefit) provision	(471,067)	1,616,175	1,660,609	1,724,107	4,529,824
Net income (loss)	$(896,630)	$2,469,431	$2,387,451	$2,402,824	$6,363,076

Basic net income (loss) per share:	$(0.02)	$0.04	$0.04	$0.04	$0.11
Diluted net income (loss) per share	$(0.02)	$0.04	$0.04	$0.04	$0.10

Weighted average shares outstanding:
Basic	59,401,799	59,832,421	60,271,210	60,792,538	60,078,841
Diluted	59,401,799	60,794,518	61,226,623	61,660,168	61,093,788

2006
	Three Months Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2006	2006	2006	2006	2006
Revenues:
Portal revenues	$16,988,892	$17,793,833	$17,214,120	$18,011,753	$70,008,598
Software & services revenues	(1,241,425)	967,731	821,175	819,767	1,367,248
Total revenues	15,747,467	18,761,564	18,035,295	18,831,520	71,375,846
Operating expenses:
Cost of portal revenues,exclusive
of depreciation
& amortization	8,276,575	8,930,990	9,477,909	10,563,884	37,249,358
Cost of software & services
revenues, exclusive
of depreciation
& amortization	(1,329,170)	766,123	565,448	593,878	596,279
Selling & administrative	3,428,499	3,559,951	3,915,668	4,437,659	15,341,777
Depreciation & amortization	504,590	525,452	501,381	508,975	2,040,398
Total operating expenses	10,880,494	13,782,516	14,460,406	16,104,396	55,227,812
Operating income	4,866,973	4,979,048	3,574,889	2,727,124	16,148,034
Other income (expense):
Interest income	379,740	498,347	665,655	857,762	2,401,504
Equity in net loss of affiliates	(96,954)	—	—	—	(96,954)
Other income (expense), net	300	—	(49,185)	13,698	(35,187)
Total other income
(expense)	283,086	498,347	616,470	871,460	2,269,363
Income before taxes	5,150,059	5,477,395	4,191,359	3,598,584	18,417,397
Income tax provision	2,231,509	2,232,378	1,732,560	1,481,949	7,678,396
Net income	$2,918,550	$3,245,017	$2,458,799	$2,116,635	$10,739,001

Basic net income per share:	$0.05	$0.05	$0.04	$0.03	$0.17
Diluted net income per share	$0.05	$0.05	$0.04	$0.03	$0.17

Weighted average shares outstanding:
Basic	61,139,586	61,380,512	61,535,607	61,572,351	61,408,552
Diluted	61,606,781	61,838,566	61,798,252	61,802,623	61,763,093

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NIC Inc.:

     We have completed integrated audits of NIC Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of NIC Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 13, 2007

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

     Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors of the Company and the executive officers of the Company will be set forth in the Company’s proxy statement related to its 2007 annual meeting of shareholders (the “Proxy Statement”) and is incorporated herein by reference since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to regulation 14A. Information required by Item 405 of Regulation S-K will be set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by this item is incorporated herein by reference to the Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

     The following table shows the Company’s common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2006:

	A	B	C
	Number of securities to	Weighted average
	be issued upon exercise of	exercise price of	Number of
	outstanding options, warrants	outstanding options,	securities available
	and rights outstanding as of	warrants and rights	for issuance as of
Plan Category	December 31, 2006	shown in Column A	December 31, 2006
Equity compensation plans approved by
shareholders
• Stock options	1,555,633	$4.19
• Restricted stock	595,485	—
Total	2,151,118		1,203,878
Employee stock purchase plan	See Note (1)	See Note (1)	2,089,754
Equity compensation plans not approved by
shareholders (2)	14,683	$2.03	2,399
____________________

(1)	March 31, 2006 was the purchase date of common stock for the most recently completed offering period under the Company’s employee stock purchase plan. Therefore, as of such date, no purchase rights were outstanding. The purchase price for the offering period ended March 31, 2006 was $3.9015 per share, and the total number of shares purchased was 40,343.

(2)	In connection with the Company’s acquisition of SDR Technologies, Inc. in May 2000, the Company adopted the 1999 Stock Option Plan of SDR Technologies, Inc (the “SDR Plan”). Options to purchase 229,965 shares were granted in connection with the acquisition of SDR. However, no options in addition to those granted at the close of the SDR transaction will be granted under this plan. The SDR Plan is administered by the Compensation Committee of the Company’ Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     To the extent applicable, the information required by this item is incorporated herein by reference to the Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated herein by reference to the Proxy Statement, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this report:

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Exhibit
Number	Description
3.1	Articles of Incorporation of the registrant(1)
3.2	Bylaws of the registrant(1)
3.3	Articles of Amendment to Articles of Incorporation of the registrant(7)
4.1	Reference is made to Exhibits 3.1 and 3.2(1)
4.2	Investor Rights Agreement dated June 30, 1998(1)
4.3	Investors’ Rights Agreement, dated January 12, 2000(2)
4.4	Specimen Stock Certificate of the registrant(1)
9.1	Voting Trust Agreement between Jeffery S. Fraser and Ross C. Hartley and certain Holders of Shares of National Information Consortium, Inc. dated June 30, 1998 and form of the voting trust certificate(1)
10.1	Form of Indemnification Agreement between the registrant and each of its executive officers and directors(1)
10.2	Registrant’s 1998 Stock Option Plan, as amended and restated(1)
10.3	Registrant’s 1999 Employee Stock Purchase Plan(1)
10.4	Employment Agreement between the registrant and Jeffery S. Fraser dated July 1, 1998(1)
10.5	Employment Agreement between the registrant and William F. Bradley, Jr. dated July 24, 1998(1)
10.6	Employment Agreement between the registrant and Samuel R. Somerhalder dated July 24, 1998(1)
10.7	Employment Agreement between the registrant and Harry H. Herington dated July 24, 1998(1)
10.8	Employment Agreement between the registrant and Joseph Nemelka, dated July 24, 1998(2)
10.9	Employment Agreement between the registrant and James B. Dodd dated January 1, 1999(1)
10.10	Employment Agreement between the registrant and Ray G. Coutermarsh dated February 1, 2000(2)
10.11	Employment Agreement between the registrant and Terrence Parker dated November 9, 1999(2)
10.12	Contract for Network Manager Services between the Information Network of Kansas and Kansas Information Consortium, Inc. dated December 18, 1991 with addenda dated October 15, 1992, August 19, 1993, May 26, 1995 and June 13, 1996 and amendment on March 2, 1998(1)
10.13	Contract for Network Manager Services between the State of Indiana by and through the Intelenet Commission and Indian@ Interactive, Inc., dated July 18, 1995(1)
10.14	Services Contract by and between National Information Consortium, U.S.A. and the GeorgiaNet Authority, an agency of the State of Georgia, dated September 15, 1996(1)
10.15	Contract for Network Manager between Information Network of Arkansas by and through the Information Network of Arkansas Board and Arkansas Information Consortium, Inc. dated July 2, 1997(1)
10.16	Contract for Network Manager Services between the Nebraska State Records Board on behalf of the State of Nebraska and Nebrask@ Interactive, Inc. dated December 3, 1997 with addendum No. 1 dated as of the same date(1)

Exhibit
Number	Description
10.17	Contract for Network Manager Services between the Commonwealth of Virginia by and through the Virginia Information Providers Network Authority and Virginia Interactive, LLC dated January 15, 1998(1)
10.18	Contract for Network Manager Services between Iowa Interactive, Inc. and the State of Iowa by and through Information Technology Services dated April 23, 1998 with letter addendum dated August 7, 1998(1)
10.19	Contract for Network Manager Services between the Consolidated City of Indianapolis and Marion County by and through the Enhanced Access Board of Marion County and City-County Interactive, LLC dated August 31, 1998 with addendum dated as of the same date(1)
10.20	State of Maine Contract for Special Services with New England Interactive, Inc. dated April 14, 1999(1)
10.21	State of Idaho Contract for Electronic Business and portal Services with the Idaho Department of Administration and other Public Agencies, dated December 7, 1999(2)
10.22	State of Hawaii Contract for Special Services with the State of Hawaii, dated December 29, 1999(2)
10.23	Employment Agreement between the registrant and Kevin C. Childress dated May 16, 1999(1)
10.24	Sublease for the registrant’s offices at 12 Corporate Woods, Overland Park dated May 14, 1999, and First Sublease Modification Agreement dated December 15, 1999, and Lease for the same address dated January 15, 1995 with First Lease Modification dated October 30, 1996(1)
10.25	Agreement between Equifax Services and Nebrask@ Online dated March 25, 1996(1)
10.26	Agreement between ChoicePoint and the Information Network of Kansas dated September 1, 1997(1)
10.27	Agreement between Equifax/ChoicePoint and the Information Network of Arkansas dated September 2, 1997(1)
10.28	Agreement between Equifax Systems, Inc. and Access Indian@ Information Network dated November 14, 1995(1)
10.29	Contract for Network Manager Services between the State of Utah and Utah Interactive, Inc. dated as of May 7, 1999(1)
10.30	Asset Purchase Agreement between the registrant and Electric Press, Inc, for the acquisition of eFed, a division of Electric Press, Inc., dated as of September 15, 1999(2)
10.31	Contribution Agreement between the registrant and Conquest Softworks, LLC, dated as of January 12, 2000 Agreement(2)
10.32	Agreement and Plan of Reorganization and Merger between the registrant and SDR Technologies, Inc., dated as of February 16, 2000(2)
10.33	Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of May 5, 2000, as amended, by and among the registrant, SDR Acquisition Corp., a California corporation and a wholly owned subsidiary of the registrant, and SDR Technologies, Inc.(3)
10.34	Registrant’s 1999 Stock Option Plan of SDR Technologies, Inc.(4)
10.35	Agreement and Plan of Merger, dated as of September 8, 2000, by and among the registrant, Cherry Hills Acquisition Sub, Inc., a Colorado corporation and wholly owned subsidiary of the registrant, and Intelligent Decision Technologies, Ltd.(5)
10.36	Employment agreement between the Registrant and William F. Bradley, dated September 1, 2000(5)
10.37	Employment agreement between the Registrant and Samuel R. Somerhalder, dated September 1, 2000(5)
10.38	Employment agreement between the Registrant and Harry H. Herington, dated September 1, 2000(5)
10.39	Employment agreement between the Registrant and Joseph Nemelka, dated September 1, 2000(5)
10.40	Employment agreement between the Registrant and James B. Dodd, dated September 1, 2000(5)
10.41	Employment agreement between the Registrant and Ray G. Coutermarsh, dated September 1, 2000(5)
10.42	Employment agreement between the Registrant and Pradeep K. Agarwal, dated September 1, 2000(5)
10.43	Employment agreement between the Registrant and Kevin C. Childress, dated September 1, 2000(5)
10.44	Employment agreement between the Registrant and Stephen M. Kovzan, dated September 1, 2000(5)
10.45	Contract Between the State of Tennessee, Department of Finance and Administration and National Information Consortium USA, Inc., dated August 28, 2000(5)

Exhibit
Number	Description
10.46	Self Funded Electronic Government Services Term Contract between the Department of Administration of the State of Montana and National Information Consortium USA, Inc., doing business in Montana through the subsidiary Montana Interactive, Inc., dated December 21, 2000(5)
10.47	Business Programs Automation Agreement, dated September 6, 2001, between National Information USA, Inc. and the State of California(6)
10.48	Employment agreement between the Registrant and Eric J. Bur dated April 1, 2001 (8)
10.49	Employment agreement between the Registrant and Richard L. Brown, dated March 1, 1999(9)
10.50	Amendment to Contract No. 00SA420104, SSD SOS 0010, California Business Programs Automation Project, dated March 13, 2006, between NICUSA, Inc. and the State of California, Secretary of State
10.51	Registrant’s 2006 Amended and Restated Stock Option and Incentive Plan (10)
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accountants
31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of Chairman of the Board and Chief Executive Officer and Chief Financial Officer furnished in accordance with Securities Act Release 33-8212
____________________

(1)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-77939

(2)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-30872

(3)	Incorporated by reference to Form 8-K filed with the SEC on May 26, 2000

(4)	Incorporated by reference to Registration Statement on Form S-8, File No. 333-37000

(5)	Incorporated by reference to Form 10-K filed with the SEC on April 2, 2001

(6)	Incorporated by reference to Form 10-Q filed with the SEC on November 14, 2001

(7)	Incorporated by reference to Form 10-Q filed with the SEC on May 14, 2002

(8)	Incorporated by reference to Form 10-K filed with the SEC on March 25, 2002

(9)	Incorporated by reference to Form 10-K filed with the SEC on March 12, 2004

(10)	Incorporate by reference to Registration Statement on Form S-8, File No. 333-136016

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

By:	NIC INC. /s/JEFFERY S. FRASER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/JEFFERY S. FRASER	Chairman of the Board and Chief Executive Officer	March 15, 2007
(Principal Executive Officer)

/s/ERIC J. BUR	Chief Financial Officer	March 15, 2007
(Principal Financial Officer)

/s/STEPHEN M. KOVZAN	Vice President, Financial Operations	March 15, 2007
Chief Accounting Officer
(Principal Accounting Officer)

/s/HARRY H. HERINGTON	President and Director	March 15, 2007

/s/JOHN L. BUNCE, JR.	Director	March 15, 2007

/s/ART N. BURTSCHER	Director	March 15, 2007

/s/DANIEL J. EVANS	Director	March 15, 2007

/s/ROSS C. HARTLEY	Director	March 15, 2007

/s/PETE WILSON	Director	March 15, 2007