Form 10-Q
period 2007-03-31
NIC INC
filed 2007-05-07
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2007 was 61,759,316.

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$33,083	$36,745
Marketable securities	—	45,008
Trade accounts receivable	37,437	28,729
Unbilled revenues	205	1,069
Deferred income taxes	817	711
Prepaid expenses & other current assets	1,196	1,645
Total current assets	72,738	113,907
Property and equipment, net	4,324	3,790
Deferred income taxes	21,302	22,013
Other assets	459	424
Total assets	$98,823	$140,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,697	$34,202
Accrued expenses	5,970	5,911
Application development contracts	474	513
Other current liabilities	258	255
Total current liabilities	41,399	40,881

Other long-term liabilities	1,119	—
Total liabilities	42,518	40,881

Commitments and contingencies (Notes 2, 4, 5 and 7)	—	—

Shareholders’ equity:
Common stock, no par, 200,000 shares authorized 61,759 and 61,574 shares issued and outstanding	—	—
Additional paid-in capital	164,584	210,210
Accumulated deficit	(108,111)	(110,789)
	56,473	99,421
Less treasury stock	(168)	(168)
Total shareholders’ equity	56,305	99,253
Total liabilities and shareholders’ equity	$98,823	$140,134

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except for per share amounts

	Three-months ended March 31,
	2007	2006
Revenues:
Portal revenues	$19,868	$16,989
Software & services revenues	766	(1,241)
Total revenues	20,634	15,748
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	10,454	8,277
Cost of software & services revenues, exclusive of depreciation & amortization	470	(1,329)
Selling & administrative	5,120	3,428
Depreciation & amortization	536	505
Total operating expenses	16,580	10,881
Operating income	4,054	4,867
Other income (expense):
Interest income	580	380
Equity in net loss of affiliates	—	(97)
Total other income (expense)	580	283
Income before income taxes	4,634	5,150
Income tax provision	1,888	2,232
Net income	$2,746	$2,918
Basic net income per share	$0.04	$0.05
Diluted net income per share	$0.04	$0.05
Weighted average shares outstanding:
Basic	61,652	61,129
Diluted	61,969	61,596

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2007	61,574	$—	$210,210	$(110,789)	$(168)	$99,253
Cumulative effect of FIN 48 (Note 4)	—	—	—	(68)	—	(68)
Net income	—	—	—	2,746	—	2,746
Cash dividends on common stock (Note 3)	—	—	(46,730)	—	—	(46,730)
Stock options exercised	133	—	454	—	—	454
Stock-based compensation	—	—	411	—	—	411
Issuance of common stock under employee stock purchase plan	52	—	239	—	—	239
Balance, March 31, 2007	61,759	$—	$164,584	$(108,111)	$(168)	$56,305

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Three-months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,746	$2,918
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	536	505
Stock based compensation expense	411	200
Application development contracts	(39)	(556)
Deferred income taxes	1,656	2,071
Equity in net loss of affiliates	—	97
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(8,708)	(4,358)
Decrease in unbilled revenues	864	2,029
(Increase) decrease in prepaid expenses & other current assets	449	(113)
Decrease in other assets	—	9
Increase in accounts payable	495	7,893
Increase (decrease) in accrued expenses	59	(1,983)
Increase (decrease) in other current liabilities	3	(141)
Net cash provided by (used in) operating activities	(1,528)	8,571
Cash flows from investing activities:
Purchases of property and equipment	(1,046)	(785)
Capitalized internal use software development costs	(59)	(46)
Purchases of marketable securities	—	(5,000)
Sales and maturities of marketable securities	45,008	—
Net cash provided by (used in) investing activities	43,903	(5,831)
Cash flows from financing activities:
Cash dividends on common stock	(46,730)	—
Proceeds from sale of treasury stock	—	65
Proceeds from employee common stock purchases	239	157
Proceeds from exercise of employee stock options	454	307
Net cash provided by (used in) financing activities	(46,037)	529
Net increase (decrease) in cash and cash equivalents	(3,662)	3,269
Cash and cash equivalents, beginning of period	36,745	36,902

Cash and cash equivalents, end of period	$33,083	$40,171

Other cash flow information:

Interest paid	$—	$—
Income taxes paid	$263	$363

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NIC Inc. (“NIC” or the “Company”) has prepared the consolidated interim financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  In management’s opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to state fairly the results of operations for the interim periods presented.  These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  The consolidated balance sheet data included herein as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

NIC Inc., formerly National Information Consortium, Inc., is a provider of eGovernment services that helps governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens.  The Company accomplishes this currently through two divisions: its primary portal outsourcing businesses and its software & services businesses.

In its primary portal outsourcing business, the Company designs, builds and operates Internet-based portals on behalf of state and local governments desiring to provide access to government information and to complete government-based transactions online.  These portals consist of Web sites and applications the Company has built that allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver’s license records or filing a government-mandated form or report.  Operating under multiple-year contracts (see Note 2), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy.  NIC’s self-funding business model allows the Company to reduce its government partners’ financial and technology risks and generate revenues by sharing in the fees the Company collects from eGovernment transactions.  The Company’s government partners benefit through gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient and more cost-effective means to interact with governments.  The Company is typically responsible for funding up front investment and ongoing operational costs of the government portals.

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

	Three Months
	Ended March 31,
	2007	2006
Numerator:
Net income	$2,746	$2,918
Denominator:
Weighted average shares — basic	61,652	61,129
Stock options and restricted stock awards	317	467
Weighted average shares — diluted	61,969	61,596
Basic earnings per share:
Net income	$0.04	$0.05
Diluted earnings per share:
Net income	$0.04	$0.05

Outstanding stock options totaling approximately 0.4 million shares for each of the three-month periods ended March 31, 2007 and 2006 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.

Income taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its income tax returns.  FIN 48 defines the threshold for recognizing a tax return position in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits.  FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in a company’s financial statements.  The Company adopted the provisions of FIN 48 on January 1, 2007, with the cumulative effect recorded as an adjustment to the opening balance of accumulated deficit.  See Note 4 for additional discussion of the Company’s adoption of FIN 48.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The Company will be required to adopt this standard in the first quarter of 2008.  The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company will be required to adopt this standard in the first quarter of 2008.  The Company is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact, if any, on its consolidated financial statements.

2. OUTSOURCED GOVERNMENT PORTAL CONTRACTS

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

At March 31, 2007, the Company was bound by performance bond commitments totaling approximately $2.3 million on certain portal outsourcing contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

The following is a summary of the Company’s nineteen outsourced state government portal contracts at March 31, 2007:

NIC Subsidiary	Portal Web Site (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Vermont Information Consortium	www.Vermont.gov (Vermont)	2006	10/15/2009 (10/14/2012)
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2007 (7/15/2009)
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	1/31/2009 (1/31/2013)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	2/28/2008 (2/28/2012)
Maine Information Network	www.RI.gov (Rhode Island)	2001	6/18/2007 (6/18/2011)
NICUSA	www.OK.gov (Oklahoma)	2001	6/30/2007 (6/30/2009)
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA	www.Tennessee.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2008
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	3/31/2008
Utah Interactive	www.Utah.gov (Utah)	1999	5/6/2009
Maine Information Network	www.Maine.gov (Maine)	1999	1/14/2008
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2008
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2010 (6/30/2014)
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2009 (1/31/2010)
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2007 (12/31/2009)

In the first quarter of 2007, the Company received a one-year contract extension from the state of Idaho, which extended the contract expiration date to March 2008, and signed a new one-year contract with the state of Alabama, which includes options to extend the contract for four additional one-year renewal terms.

3. SPECIAL CASH DIVIDEND

On January 29, 2007, the Company’s Board of Directors declared a special cash dividend of $0.75 per share, payable to shareholders of record as of February 12, 2007.  The dividend, totaling approximately $46.7 million, was paid on February 20, 2007 on 61,686,425 outstanding shares of common stock.  A dividend equivalent of $0.75 per share was also paid simultaneously on 618,038 unvested shares of restricted stock granted under the Company’s 2006 Stock Option and Incentive Plan.  The dividend was paid out of the Company’s available cash and marketable securities.

The Company has made a preliminary determination that the dividend will result in a partial return of capital to shareholders, with the balance being taxable to shareholders as a qualified dividend.  The exact amount of the return of capital is dependent on the earnings of the Company, computed on a tax basis, through the end of its 2007 fiscal year.

4. UNCERTAIN TAX POSITIONS

The Company, along with its wholly owned subsidiaries, files a consolidated U.S. federal income tax return and separate income tax returns in many states throughout the U.S.  The Company’s tax returns are not currently under examination by any of these tax authorities.  The Company remains subject to U.S. federal examination for the tax years ended on or after December 31, 2003.  State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

As a result of the implementation of FIN 48 (see Note 1), the Company recognized a $68,000 increase in the liability for unrecognized tax benefits,

which resulted in an increase to the January 1, 2007 accumulated deficit balance of $68,000. As of January 1, 2007, after the implementation of FIN 48, the Company’s unrecognized tax benefits were $1,119,000, all of which would affect the Company’s effective tax rate if recognized.  There have been no significant changes to this amount during the quarter ended March 31, 2007.  It is expected that the amount of unrecognized tax benefits will change in the next 12 month.  However, the Company does not expect the change to have a significant impact on its results of operations or financial condition.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision in the consolidated statements of income.  At March 31, 2007, accrued interest and penalty amounts were not material.

5. CALIFORNIA SECRETARY OF STATE APPLICATION DEVELOPMENT CONTRACT

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

As a result of the Amendment, the Company recorded an adjustment under percentage of completion accounting in the first quarter of 2006.  The adjustment in the Company’s consolidated statement of income for the three-month period ended March 31, 2006 resulted in a reduction of software & services revenues of approximately $2.1 million and a reduction of cost of software & services revenues of approximately $2.1 million.  The adjustment in the Company’s consolidated balance sheet was a reduction in unbilled revenues of approximately $2.1 million, a reduction of accrued liabilities of approximately $1.6 million, and a reduction of application development contracts of approximately $0.5 million.  This adjustment did not affect operating income, net income or earnings per share.

In June 2006, the California SOS officially accepted the UCC portion of the project, which commenced the 42-month maintenance and operations phase.

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

For additional discussion of the Company’s contract with the California SOS, refer to Note 2 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007.

6. REPORTABLE SEGMENTS AND RELATED INFORMATION

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended March 31 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2007
Revenues	$19,868	$766	$—	$20,634

Costs & expenses	11,345	549	4,150	16,044
Depreciation & amortization	498	6	32	536
Operating income (loss)	$8,025	$211	$(4,182)	$4,054

2006
Revenues	$16,989	$(1,241)	$—	$15,748

Costs & expenses	8,946	(1,003)	2,433	10,376
Depreciation & amortization	458	20	27	505
Operating income (loss)	$7,585	$(258)	$(2,460)	$4,867

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended March 31 (in thousands):

	2007	2006
Total operating income for reportable segments	$4,054	$4,867
Interest income	580	380
Equity in net loss of affiliates	—	(97)

Consolidated income before income taxes	$4,634	$5,150

7. SUBSEQUENT EVENT — REVOLVING CREDIT FACILITY

In May 2007, the Company entered into a $10 million unsecured credit agreement with a bank.  This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes.  The Company can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility. Interest on amounts borrowed is payable at a base rate or a Eurodollar rate, in each case as defined in the agreement.  The base rate is equal to the higher of the Federal Funds Rate plus 0.5% or the bank’s prime rate.  Fees on outstanding letters of credit are either 1% (if the Company’s consolidated leverage ratio is less than or equal to 1.25:1) or 1.25% (if the Company’s consolidated leverage ratio is greater than 1.25:1) of face value per annum. The Company also pays a quarterly commitment fee on the unused portion of the facility, which is either 0.1% (if the Company’s consolidated leverage ratio is less than or equal to 1.25:1) or 0.15% (if the Company’s consolidated leverage ratio is greater than 1.25:1).

The terms of the agreement provide for customary representations and warranties, affirmative and negative covenants, events of default, and limitations on dividends, capital expenditures and acquisitions.  The Company also is required to maintain compliance with the following financial covenants (in each case, as defined in the agreement):

•                  Consolidated minimum annual EBITDA of at least $12 million, computed quarterly on a rolling 12-month basis

•                  Consolidated tangible net worth of at least $36 million

•                  Consolidated maximum leverage ratio of 1.5:1

The credit agreement expires in May 2009.  However, letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

The Company has a separate credit agreement with another bank for the issuance of letters of credit.  The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.3 million at March 31, 2007.  It is the Company’s intention to cancel these letters of credit upon their expiration dates throughout 2007 and reissue them under the new revolving credit facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this Quarterly Report on Form 10-Q regarding NIC and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties.   Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.  In addition, we will not necessarily update the information in this Quarterly Report on Form 10-Q if any forward-looking statement later turns out to be inaccurate. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced.  However, it is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future.

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

Currently, we have contracts to provide portal outsourcing services for nineteen states, eighteen of which operate under our self-funding business model (see Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-Q).  Our closest competitors operate no more than one state portal each. We also provide portal outsourcing services to three local governments.

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

•                  Non-DMV transaction-based: these are transaction fees from sources other than the sale of DMV records, for transactions conducted by business users and consumer users through our portals, and are generally recurring.  For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 in our Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007.

•                  Software development & portal management: these are fees from the performance of software development projects and other time and materials or fixed fee services for our government partners.  While we actively market portal software development services, they do not have the same degree of predictability as our transaction-based revenues.

Our software & services businesses

UCC and corporate filings

Our UCC and corporate filings software development business derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method.  At March 31, 2007, this business was primarily engaged in servicing its contract with the California Secretary of State and no longer markets its applications and services in respect of new engagements.

Ethics & elections

Our ethics & elections business derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided.  At March 31, 2007, our ethics & elections business was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007, except as follows:

Uncertain Tax Positions

We account for uncertain tax positions in accordance with FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109.”  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Notes 1 and 4 in the Notes to Consolidated Financial Statements included in this Form 10-Q for additional detail on our adoption of FIN 48 in the first quarter of 2007 and our uncertain tax positions.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three-month periods ended March 31, 2007 and 2006.  This discussion and analysis should be read in conjunction with our consolidated interim financial statements and the related notes included in this Form 10-Q.

	Three Months Ended March 31,
Key Financial Metrics	2007	2006
Revenue growth — outsourced portals	17%	24%
Same state revenue growth — outsourced portals	16%	8%
Recurring portal revenue %	93%	97%
Gross profit % — outsourced portals	47%	51%
Selling & administrative expenses as % of portal revenues	26%	20%
Operating income margin % (operating income as a % of portal revenues)	20%	29%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands) with the corresponding percentage change from the prior year period.

	Three Months Ended March 31,
	2007	%Change	2006
DMV transaction-based	$11,460	3%	$11,176
Non-DMV transaction-based	6,015	14%	5,263
Software development & portal management	2,393	335%	550

Total	$19,868	17%	$16,989

Portal revenues in the current quarter increased 17%, or approximately $2.9 million, over the prior year quarter.  Of this increase, 16%, or approximately $2.8 million, was attributable to an increase in same state portal revenues (outsourced portals in operation and generating recurring revenues for two full years), and 1%, or approximately $0.1 million, was attributable to our new Vermont portal, which began generating DMV revenues in March 2007.

Our Indiana portal subsidiary signed a new long-term contract with the state of Indiana that commenced on July 1, 2006.  The new contract is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project-based pricing for variable services.  Historically, the majority of revenues under this contract were DMV and non-DMV transaction-based.  Under the new contract, the majority of revenues are classified as software development & portal management.  Prior to July 1, 2006, we defined same state revenues as those from states in operation and generating DMV revenues for two full years.  Because the baseline revenues from the new Indiana contract are recurring, we have continued to include Indiana portal revenues in the calculation of same state revenue growth even though we no longer earn DMV transaction-based revenues under the contract.  Same state portal revenues in the current quarter increased 16% over the prior year quarter due to increased transaction revenues from our Kentucky, Montana, Arkansas and Utah portals, among others.

Excluding Indiana, same state portal revenues in the current quarter increased 19% over the prior year quarter, with same state DMV transaction-based revenues increasing 10% and same state non-DMV transaction-based revenues increasing 38% (primarily due to the addition of several new revenue generating applications in existing portals).  Our same state revenue growth in the current quarter was higher than the 8% growth we achieved in the prior year quarter primarily due to increases in same state DMV and non-DMV transaction-based revenue growth.  Excluding Indiana, same state DMV revenue growth in the current quarter was 10% compared to 3% in the prior year quarter. The higher growth in the current quarter was primarily due to the effect of modest DMV price increases in three of our portal states that went into effect in late 2006.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.  Same state non-DMV transaction based revenue growth was 22% in the prior year quarter.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 26%, or approximately $2.2 million, over the prior year quarter.  Of this increase, 25%, or approximately $2.1 million, was attributable to an increase in same state cost of portal revenues, and 1%, or approximately $0.1 million, was primarily attributable to our new Vermont portal.

The increase in same state cost of portal revenues in the current quarter was partially attributable to additional personnel in several of our portals due to our continued growth and reinvestment in our core business, coupled with mid-year 2006 non-executive salary increases across all portals that were in addition to normal annual increases, in an effort to better align our employee compensation structure with the general market.  Also contributing to this increase was an increase in bank fees.  A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we anticipate these revenues and the associated bank fees will continue to increase in the future, as these transactions contribute favorably to our operating income growth.

Our portal gross profit rate in the current quarter was 47% compared to 51% in the prior year quarter, with cost of portal revenues growing at a higher rate (26%) than portal revenues (17%), as further discussed above.  We carefully monitor our portal gross profit percentage in an effort to balance generating a solid financial return and delivering value to our government partners through reinvestment in our portals.  We expect our portal gross profit percentage to range from 45% to 47% in 2007.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by type of business (in thousands), with the corresponding percentage change from the prior year period.

	Three-Months Ended March 31,
	2007	%Change	2006
UCC & corporate filings software development	$172	110%	$(1,781)
Ethics & elections	528	17	452
Other	66	(25)%	88

Total	$766	162%	$(1,241)

Software & services revenues in the prior year quarter primarily reflect a revenue adjustment under percentage of completion accounting relating to our contract with the California Secretary of State, as further discussed in Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-Q.  We recognize revenue on our contract with the California Secretary of State using the percentage of completion method as we make progress, utilizing costs incurred to date as compared to the estimated total cost for the contract.

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the prior year quarter primarily reflects an expense adjustment under percentage of completion accounting relating to our contract with the California Secretary of State as further discussed in Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter increased 49%, or approximately $1.7 million, over the prior year quarter.  The increase in selling & administrative expenses was mostly attributable to additional personnel across our corporate-level divisions, coupled with mid-year 2006 non-executive salary increases across all corporate-level divisions that were in addition to normal annual increases, in an effort to better align our employee compensation structure with the general market.  Our corporate-level headcount has increased by approximately 20% since the first quarter of 2006, as we have added personnel to support and enhance corporate-wide information technology security and portal operations, in addition to sales & marketing and growth initiatives.  Finally, stock-based compensation included in selling & administrative expenses in the current quarter increased by approximately $0.2 million over the prior year quarter due mainly to restricted stock awards that were granted to employees and non-employee directors subsequent to the first quarter of 2006.  As a percentage of portal revenue, selling & administrative expenses were 26% in the current quarter compared to 20% in the prior year quarter.  We expect selling & administrative costs as a percentage of portal revenue to be higher throughout 2007 as compared to 2006, as we plan to spend an additional $4 million to $6 million (in addition to normal annual increases in selling & administrative costs) on business development, marketing and operations in an effort to accelerate new state portal contract wins and non-DMV revenue growth.

INTEREST INCOME.  Interest income reflects interest earned on our investable cash and marketable securities portfolio. As further discussed in Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-Q, on January 29, 2007, our Board of Directors declared a special cash dividend of $0.75 per share, payable to shareholders of record as of February 12, 2007.  The dividend, totaling approximately $46.7 million, was paid on February 20, 2007 out of our available cash and marketable securities.  As a result of this dividend, we expect interest income to decrease significantly for the remainder of 2007, as our average investable cash and marketable securities balance will be significantly lower in 2007 as compared to 2006.

INCOME TAX PROVISION.  Our effective tax rate was approximately 41% in the current quarter compared to 43% in the prior year quarter.  Our income tax provision in the prior year quarter was higher than the amount customarily expected due primarily to the establishment of a valuation allowance for a state income tax loss carryforward that we may be unable to fully utilize.  Prospectively, we expect our effective tax rate to be between 40% and 42%.

LIQUIDITY AND CAPITAL RESOURCES

Our negative operating cash flow in the current quarter, an atypical working capital timing situation that should reverse in the second quarter of 2007, was primarily due to a substantial build in accounts receivable and the timing of payments to certain of our government partners, which affected accounts payable.  We typically see an increase in both accounts receivable and accounts payable in the first quarter of every year due to increases in revenues across our portal businesses as compared to the fourth quarter of the previous year, which is our seasonally lowest quarter due to the smaller number of business days and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods.  While a general increase in revenues in the current quarter contributed to an increase in our accounts receivable, a substantial portion of the increase (approximately $3.0 million) was attributable to a build in accounts receivable relating to our new Indiana portal contract.  As discussed above, we signed a new contract with the state of Indiana that commenced on July 1, 2006.  The new contract is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project-based pricing for variable services.  As part of the transition process from the old contract to the new, we had not yet been paid at the end of the current quarter for baseline and variable services performed since July 2006.  However, we received approximately $5.0 million from the state of Indiana in April 2007, and prospectively, anticipate receiving payments on a monthly basis under this contract.

Accounts payable at the end of 2006 were temporarily high due in part to an increase in fourth quarter tax payment processing from tax filing applications across our portal businesses, most notably in Hawaii.  Such tax payments are frequently made via ACH or credit cards at the end of the year, whereby we do not receive payment or remit collected cash until after year end.  The majority of these year-end tax receipts were remitted to our government partners in early January 2007.

We had a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses.  These losses generated significant federal and state tax net operating losses, or NOLs.  As a result of our NOL carryforwards, we are not currently paying federal income taxes, with the exception of minimal amounts relating to alternative minimum tax, and are only paying minimal amounts of state income taxes in certain states.  This positively impacts our operating cash flow and will continue to positively impact our operating cash flow during the NOL carryforward periods.  Based on our current projections, we expect to fully utilize our federal NOL carryforwards by the end of 2009.  For the three-month periods ended March 31, 2007 and 2006, combined federal and state income tax payments totaled approximately $0.3 million and $0.4 million, respectively.

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three months ended March 31, 2007 and December 31, 2006 were approximately $241.3 million and $196.9 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended March 31, 2007 and December 31, 2006 was 14 and 13, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, decreased to $31.3 million at March 31, 2007 from $73.0 million at December 31, 2006.  Our current ratio, defined as current assets divided by current liabilities, at March 31, 2007 was 1.8 compared to 2.8 at December 31, 2006.  The decrease in our working capital and current ratio was attributable to the $46.7 million special dividend paid out of the Company’s available cash and marketable securities in the current quarter as further discussed below and in Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

Investing activities in the current quarter primarily reflect the liquidation of our marketable securities portfolio to pay the $46.7 million special cash dividend, and $1.0 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office equipment.  Cash used in investing activities in the prior year quarter primarily reflects $5.0 million in purchases of marketable debt securities in an effort to increase the investment income from our excess cash reserves, and $0.8 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business.

Financing activities in the current quarter primarily reflect payment of the $46.7 million special cash dividend, in addition to $0.5 million in proceeds from the exercise of employee stock options and $0.2 million in proceeds from our employee stock purchase program.  Financing activities in the prior year quarter primarily reflect $0.3 million in proceeds from the exercise of employee stock options and $0.2 million in proceeds from our employee stock purchase program.

At March 31, 2007, our total cash and marketable securities balance was $33.1 million compared to $81.8 million at December 31, 2006.  As further discussed above, we paid a special cash dividend totaling $46.7 million in the current quarter out of the Company’s available cash and marketable securities.  We do not believe this dividend will have a significant effect on our future liquidity. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and current growth initiatives for at least the next twelve months without the need of additional capital.  However, we may need to raise additional capital within the next twelve months to further:

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

Any projections of future earnings and cash flows are subject to substantial uncertainty. If our available cash, marketable securities and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or issue debt securities.  The sale of additional equity securities could result in dilution to the Company’s shareholders.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.  Further, we may also draw on the unused portion of the $10 million unsecured line of credit we obtained in May 2007, as further discussed in Note 7 in the Notes to Consolidated Financial Statements included in this Form 10-Q.

We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year, for which we pay bank fees of approximately 1.25% to 1.75% of face value per annum.  We had unused outstanding letters of credit totaling approximately $1.3 million at March 31, 2007 and December 31, 2006.  We are not currently required to cash collateralize these letters of credit.  Our collateral requirements have eased over time as we have continued to operate profitably and grow our earnings.  However, even though we expect to be profitable in fiscal 2007 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at March 31, 2007 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased and restricted cash would have increased by approximately $3.3 million.

                At March 31, 2007, we were bound by performance bond commitments totaling approximately $2.3 million on certain government portal outsourcing contracts.  These performance bonds are collateralized by a $1 million letter of credit.  We have never had any defaults resulting in draws on performance bonds or letters of credit.

We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  We will be required to adopt this standard in the first quarter of 2008.  We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact, if any, on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. We will be required to adopt this standard in the first quarter of 2008.  We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact, if any, on our consolidated financial statements.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

9.2 – First Amendment dated December 15, 1999 to Voting Trust Agreement between Jeffery S. Fraser and Ross C. Hartley and certain Holders of Shares of National Information Consortium, Inc. dated June 30, 1998

10.52 – Credit Agreement Dated as of May 2, 2007 between NIC Inc., as borrower, and Bank of America, N.A., as Lender and L/C Issuer

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

NIC INC.

Dated: May 7, 2007	/s/Eric J. Bur
Eric J. Bur
Chief Financial Officer

Dated: May 7, 2007	/s/Stephen M. Kovzan
Stephen M. Kovzan
Vice President, Financial Operations and Chief Accounting Officer