Form 10-Q
period 2007-06-30
NIC INC
filed 2007-08-06
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2007 was 61,860,336.

PART I – FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

NIC INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$41,244	$36,745
Marketable securities	2,000	45,008
Trade accounts receivable	28,312	28,729
Unbilled revenues	441	1,069
Deferred income taxes	4,934	5,290
Prepaid expenses & other current assets	1,477	1,645
Total current assets	78,408	118,486
Property and equipment, net	4,384	3,790
Deferred income taxes	15,435	17,434
Other assets	555	424
Total assets	$98,782	$140,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,180	$34,202
Accrued expenses	7,007	5,911
Application development contracts	433	513
Other current liabilities	359	255
Total current liabilities	37,979	40,881

Other long-term liabilities	1,241	—
Total liabilities	39,220	40,881

Commitments and contingencies (Notes 1, 2, 4, 5 and 7)	—	—

Shareholders’ equity:
Common stock, no par, 200,000 shares authorized 61,781 and 61,574 shares issued and outstanding	—	—
Additional paid-in capital	165,089	210,210
Accumulated deficit	(105,359)	(110,789)
	59,730	99,421
Less treasury stock	(168)	(168)
Total shareholders’ equity	59,562	99,253
Total liabilities and shareholders’ equity	$98,782	$140,134

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

thousands except for per share amounts

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Portal revenues	$20,610	$17,794	$40,478	$34,783
Software & services revenues	866	968	1,632	(274)
Total revenues	21,476	18,762	42,110	34,509
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	10,419	8,931	20,873	17,208
Cost of software & services revenues, exclusive of depreciation & amortization	493	767	964	(563)
Selling & administrative	5,445	3,560	10,565	6,988
Depreciation & amortization	577	525	1,112	1,030
Total operating expenses	16,934	13,783	33,514	24,663
Operating income	4,542	4,979	8,596	9,846
Other income (expense):
Interest income	317	498	897	878
Equity in net loss of affiliates	—	—	—	(97)
Total other income (expense)	317	498	897	781
Income before income taxes	4,859	5,477	9,493	10,627
Income tax provision	2,107	2,232	3,995	4,464
Net income	$2,752	$3,245	$5,498	$6,163

Basic net income per share	$0.04	$0.05	$0.09	$0.10
Diluted net income per share	$0.04	$0.05	$0.09	$0.10

Weighted average shares outstanding:
Basic	61,769	61,381	61,711	61,250
Diluted	62,256	61,839	62,113	61,713

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

thousands

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2007	61,574	$—	$210,210	$(110,789)	$(168)	$99,253
Cumulative effect of FIN 48 (Note 4)	—	—	—	(68)	—	(68)
Net income	—	—	—	5,498	—	5,498
Cash dividends on common stock (Note 3)	—	—	(46,730)	—	—	(46,730)
Stock option exercises & restricted stock vestings	154	—	506	—	—	506
Stock-based compensation	—	—	864	—	—	864
Issuance of common stock under employee stock purchase plan	53	—	239	—	—	239
Balance, June 30, 2007	61,781	$—	$165,089	$(105,359)	$(168)	$59,562

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

thousands

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$5,498	$6,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,112	1,030
Stock-based compensation expense	864	352
Application development contracts	(80)	(655)
Deferred income taxes	3,406	4,070
Equity in net loss of affiliates	—	97
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	417	(4,463)
Decrease in unbilled revenues	628	3,099
Decrease in prepaid expenses & other current assets	168	177
Decrease in other assets	2	9
Increase (decrease) in accounts payable	(4,022)	3,078
Increase (decrease) in accrued expenses	1,096	(1,831)
Increase (decrease) in other current liabilities	104	(63)
Increase in other long-term liabilities	122	—
Net cash provided by operating activities	9,315	11,063

Cash flows from investing activities:
Purchases of property and equipment	(1,658)	(1,276)
Capitalized internal use software development costs	(181)	(83)
Purchases of marketable securities	(2,000)	(13,000)
Sales and maturities of marketable securities	45,008	—
Net cash provided by (used in) investing activities	41,169	(14,359)

Cash flows from financing activities:
Cash dividends on common stock	(46,730)	—
Proceeds from sale of treasury stock	—	65
Proceeds from employee common stock purchases	239	157
Proceeds from exercise of employee stock options	506	998
Net cash provided by (used in) financing activities	(45,985)	1,220

Net increase (decrease) in cash and cash equivalents	4,499	(2,076)
Cash and cash equivalents, beginning of period	36,745	36,902
Cash and cash equivalents, end of period	$41,244	$34,826
Other cash flow information:
Interest paid	$—	$—
Income taxes paid	$603	$363

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated interim financial statements of NIC Inc. and its subsidiaries (“NIC” or the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  In management’s opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries as of the dates and for the interim periods presented.  These consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  The consolidated balance sheet data included herein as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

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

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services.  The portal category includes revenues from the Company’s subsidiaries operating government portals under long-term contracts on an outsourced basis.  The software & services category includes revenues primarily from the Company’s software & services businesses.  The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, and depreciation & amortization.  Cost of portal revenues consist of all direct costs associated with operating government portals on an outsourced basis including employee compensation, telecommunications, credit card merchant fees, and all other costs associated with the provision of dedicated client service such as dedicated office facilities.  Cost of software & services revenues consist of all direct project costs to provide software development and services such as employee compensation, subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses.  Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, legal, accounting and finance, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent.  Selling & administrative costs also consist of corporate-level expenses for market development and public relations.

Marketable securities

The Company’s marketable securities at June 30, 2007 were classified as available-for-sale and consisted primarily of short-term auction rate government-backed obligations. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders’ equity as accumulated other comprehensive income or loss until realized. The cost of securities sold is based on the specific identification method. The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date.  Gross realized gains and losses and unrealized holding gains and losses through June 30, 2007 were not significant.

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

	Three months		Six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$2,752	$3,245	$5,498	$6,163
Denominator:
Weighted average shares – basic	61,769	61,381	61,711	61,250
Stock options and restricted stock awards	487	458	402	463
Weighted average shares – diluted	62,256	61,839	62,113	61,713
Basic earnings per share:
Net income	$0.04	$0.05	$0.09	$0.10
Diluted earnings per share:
Net income	$0.04	$0.05	$0.09	$0.10

Outstanding stock options totaling approximately 0.3 million shares during each of the three- and six-month periods ended June 30, 2007 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.  Outstanding stock options totaling approximately 0.2 million and 0.3 million shares during the three- and six-month periods ended June 30, 2006, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.

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

The Company’s consolidated balance sheet as of December 31, 2006 reflects a revision of approximately $4.6 million of net deferred tax assets from noncurrent to current for the amount of tax net operating loss carryforwards the Company expects to utilize in 2007.  A proportionate amount of the Company’s deferred tax asset valuation allowance was also allocated between current and noncurrent deferred tax assets.

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

At June 30, 2007, the Company was bound by performance bond commitments totaling approximately $2.3 million on certain portal outsourcing contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

The following is a summary of the Company’s nineteen outsourced state government portal contracts at June 30, 2007:

		Year	Contract Expiration
		Services	Date (Renewal
NIC Subsidiary	Portal Web Site (State)	Commenced	Options Through)
Vermont Information Consortium	www.Vermont.gov (Vermont)	2006	10/15/2009 (10/14/2012)
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2008 (7/15/2009)
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	1/31/2009 (1/31/2013)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	2/28/2008 (2/28/2012)
Maine Information Network	www.RI.gov (Rhode Island)	2001	8/8/2007 (6/18/2011)
NICUSA	www.OK.gov (Oklahoma)	2001	6/30/2008 (6/30/2009)
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA	www.Tennessee.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2008
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	3/31/2008
Utah Interactive	www.Utah.gov (Utah)	1999	5/6/2009
Maine Information Network	www.Maine.gov (Maine)	1999	1/14/2008
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2008
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2010 (6/30/2014)
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2009 (1/31/2010)
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2009

In the first quarter of 2007, the Company received a one-year contract extension from the state of Idaho, which extended the contract expiration date to March 2008, and signed a new one-year contract with the state of Alabama, which includes options to extend the contract for four additional one-year renewal terms.

In the second quarter of 2007, the Company received a one-year contract extension from the state of Oklahoma. In addition, the Company received a two-year contract extension from the state of Kansas, which extended the expiration date to December 2009.

In July 2007, the Company finalized a three-year contract with the state of Arizona to operate the state’s official Web site.  The contract includes renewal options that can extend the contract for an additional three years. In addition, the Company received a one-year contract extension from the state of South Carolina.

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

As a result of the implementation of FIN 48 (see Note 1), the Company recognized a $68,000 increase in the liability for unrecognized tax benefits, which resulted in an increase to the January 1, 2007 accumulated deficit balance of $68,000. As of January 1, 2007, after the implementation of FIN 48, the Company’s unrecognized tax benefits were $1,119,000, all of which would affect the Company’s effective tax rate if recognized.  This amount increased by $122,000 during the three- and six-month periods ended June 30, 2007.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months.  However, the Company does not expect the change to have a significant impact on its results of operations or financial condition.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision in the consolidated statements of income.  At June 30, 2007, accrued interest and penalty amounts were not material.

5. CALIFORNIA SECRETARY OF STATE APPLICATION DEVELOPMENT CONTRACT

In September 2001, NICUSA, Inc. and the Company’s NIC Conquest subsidiary were awarded a five-year, $25 million contract by the California Secretary of State (the “California SOS”) to develop and implement a comprehensive information management and filing system.  The Company recognizes revenues from this contract on the percentage of completion method, utilizing costs incurred to date as compared to the estimated total cost.  Revenues and profit (loss) from this contract are based on the Company’s cost estimates to complete and are reviewed regularly, with adjustments recorded in the period revisions are made.  Any anticipated contract loss is charged to operations as soon as determinable.

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

The Company regularly reviews its cost estimates to complete and does not currently believe its estimated contract loss will exceed the $4.2 million estimate previously established.  However, it is at least reasonably possible that the estimate will change in the near term.  Further, it is possible that the Company will similarly incur cost overruns in the future as it has in the past as a result of unforeseen difficulties such as rising development, subcontractor and personnel costs or other reasons. If this occurs, the Company’s results of operations, financial condition and cash flows could be adversely affected.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended June 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2007
Revenues	$20,610	$866	$—	$21,476

Costs & expenses	11,531	556	4,270	16,357
Depreciation & amortization	539	6	32	577
Operating income (loss)	$8,540	$304	$(4,302)	$4,542

2006
Revenues	$17,794	$968	$—	$18,762

Costs & expenses	9,645	891	2,722	13,258
Depreciation & amortization	482	16	27	525
Operating income (loss)	$7,667	$61	$(2,749)	$4,979

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended June 30 (in thousands):

	2007	2006
Total operating income for reportable segments	$4,542	$4,979
Interest income	317	498

Consolidated income before income taxes	$4,859	$5,477

The table below reflects summarized financial information concerning the Company’s reportable segments for the six months ended June 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2007
Revenues	$40,478	$1,632	$—	$42,110

Costs & expenses	22,876	1,105	8,421	32,402
Depreciation & amortization	1,037	12	63	1,112
Operating income (loss)	$16,565	$515	$(8,484)	$8,596

2006
Revenues	$34,783	$(274)	$—	$34,509

Costs & expenses	18,591	(113)	5,155	23,633
Depreciation & amortization	940	36	54	1,030
Operating income (loss)	$15,252	$(197)	$(5,209)	$9,846

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the six months ended June 30 (in thousands):

	2007	2006
Total operating income for reportable segments	$8,596	$9,846
Interest income	897	878
Equity in net loss of affiliates	—	(97)

Consolidated income before income taxes	$9,493	$10,627

7. REVOLVING CREDIT FACILITY

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

The Company has a separate credit agreement with another bank for the issuance of letters of credit.  The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.3 million at June 30, 2007.  It is the Company’s intention to cancel these letters of credit throughout 2007 and reissue them under the new revolving credit facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this Quarterly Report on Form 10-Q regarding NIC and its business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties.   Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future.  For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.  In addition, we will not necessarily update the information in this Quarterly Report on Form 10-Q if any forward-looking statement later turns out to be inaccurate. Management continuously updates and revises these estimates and assumptions based on actual conditions experienced.  However, it is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future.  Investors are cautioned not to put undue reliance on any forward-looking statement.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements.  These include, among others, the success of the Company in signing contracts with new states and government agencies, including continued favorable government legislation; NIC’s ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; and general economic conditions and the other important cautionary statements and risk factors described in NIC’s 2006 Annual Report on Form 10-K filed on March 15, 2007, with the Securities and Exchange Commission.

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

At June 30, 3007, we had contracts to provide portal outsourcing services for nineteen states, eighteen of which operate under our self-funding business model (see Note 2 to the Consolidated Financial Statements included in this Form 10-Q).  Our closest competitors operate no more than one state portal each. We also provide portal outsourcing services to three local governments.

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

Our software & services businesses

UCC and corporate filings

Our UCC and corporate filings software development business derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method.  At June 30, 2007, this business was primarily engaged in servicing its contract with the California Secretary of State and no longer markets its applications and services in respect of new engagements.

Ethics & elections

Our ethics & elections business derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided.  At June 30, 2007, our ethics & elections business was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007, except as follows:

Uncertain Tax Positions

We account for uncertain tax positions in accordance with FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB Statement No. 109.”  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Notes 1 and 4 to the Consolidated Financial Statements included in this Form 10-Q for additional detail on our adoption of FIN 48 in the first quarter of 2007 and our uncertain tax positions.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and six-month periods ended June 30, 2007 and 2006.  This discussion and analysis should be read in conjunction with our unaudited consolidated interim financial statements and the related notes included in this Form 10-Q.

	Three months ended		Six months ended
	June 30,		June 30,
Key Financial Metrics	2007	2006	2007	2006
Revenue growth – outsourced portals	16%	24%	16%	24%
Same state revenue growth – outsourced portals	14%	9%	15%	9%
Recurring portal revenue %	95%	96%	94%	97%
Gross profit % - outsourced portals	49%	50%	48%	51%
Selling & administrative expenses as % of portal revenues	26%	20%	26%	20%
Operating income margin % (operating income as a % of portal revenues)	22%	28%	21%	28%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands) with the corresponding percentage change from the prior year period.

	Three months ended			Six months ended
	June 30,			June 30,
	2007	%Change	2006	2007	%Change	2006
DMV transaction-based	$11,275	4%	$10,837	$22,736	3%	$22,014
Non-DMV transaction-based	7,266	15%	6,297	13,281	15%	11,559
Software development & portal management	2,069	213%	660	4,461	269%	1,210

Total	$20,610	16%	$17,794	$40,478	16%	$34,783

Portal revenues in the current quarter increased 16%, or approximately $2.8 million, over the prior year quarter.  Of this increase, 14%, or approximately $2.4 million, was attributable to an increase in same state portal revenues (outsourced portals in operation and generating recurring revenues for two full years), and 2%, or approximately $0.4 million, was attributable to our new Vermont portal, which began generating DMV revenues in March 2007.

Our Indiana portal subsidiary signed a new long-term contract with the state of Indiana that commenced on July 1, 2006.  The new contract is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily time and materials project-based pricing for variable services.  Historically, the majority of revenues under this contract were DMV and non-DMV transaction-based.  Under the new contract, the majority of revenues are classified as software development & portal management.  Prior to July 1, 2006, we defined same state revenues as those from states in operation and generating DMV revenues for two full years.  Because the baseline revenues from the new Indiana contract are recurring, we have continued to include Indiana portal revenues in the calculation of same state revenue growth even though we no longer earn DMV transaction-based revenues under the contract.  Same state portal revenues in the current quarter increased 14% over the prior year quarter due to increased transaction revenues from our Arkansas, Alabama, Kentucky, Montana and Idaho portals, among others.

Excluding Indiana, same state portal revenues in the current quarter increased 19% over the prior year quarter, with same state DMV transaction-based revenues increasing 10% and same state non-DMV transaction-based revenues increasing 37% (primarily due to the addition of several new revenue generating applications in existing portals).  Our same state revenue growth in the current quarter was higher than the 9% growth we achieved in the prior year quarter primarily due to increases in same state DMV and non-DMV transaction-based revenue growth.  Excluding Indiana, same state DMV revenue growth in the current quarter was 10% compared to 2% in the prior year quarter. The higher growth in the current quarter was primarily due to the effect of modest DMV price increases in three of our portal states that went into effect in late 2006.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.  Same state non-DMV transaction based revenue growth was 18% in the prior year quarter.

Portal revenues for the six months in the current period increased 16%, or approximately $5.7 million, over the prior year period.  Of this increase, 15%, or approximately $5.2 million, was attributable to an increase in same state portal revenues and 1%, or approximately $0.5 million, was attributable to our new Vermont portal.  Consistent with our results in the current quarter, same state portal revenues in the current year-to-date period increased 15% over the prior year period.  Excluding Indiana, same state portal revenues in the current year-to-date period increased 19% over the prior year period, with same state DMV transaction-based revenues increasing 10% and same state non-DMV transaction-based revenues increasing 38%.  Same state revenues in the prior year-to-date period increased 9%.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 17%, or approximately $1.5 million, over the prior year quarter.  Of this increase, 14%, or approximately $1.3 million, was attributable to an increase in same state cost of portal revenues, and 3%, or approximately $0.2 million, was primarily attributable to our new Vermont portal.

The increase in same state cost of portal revenues in the current quarter was partially attributable to additional personnel in several of our portals due to our continued growth and reinvestment in our core business, coupled with mid-year 2006 non-executive salary increases across all portals that were in addition to normal annual increases, in an effort to better align our employee compensation structure with the general market.  Also contributing to this increase was an increase in bank fees.  A growing percentage of our non-DMV transaction-based revenues are generated from online services whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit rate in the current quarter was 49% compared to 50% in the prior year quarter, with cost of portal revenues growing at a higher rate (17%) than portal revenues (16%) in the current quarter, as further discussed above.  We carefully monitor our portal gross profit percentage in an effort to balance generating a solid financial return and delivering value to our government partners through reinvestment in our portals.  We currently expect our portal gross profit percentage to range from 45% to 47% in 2007.

Consistent with our results in the current quarter, cost of portal revenues for the six months in the current period increased 21%, or approximately $3.7 million, over the prior year period.  Of this increase, 19%, or approximately $3.3 million, was attributable to an increase in same state cost of portal revenues, and 2%, or approximately $0.4 million, was primarily attributable to our new Vermont portal.  Our portal gross profit rate for the six months in the current year period was 48% compared to 51% in the prior year period, with cost of portal revenues growing at a higher rate (21%) than portal revenues (16%) in the current period, as further discussed above.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by type of business (in thousands), with the corresponding percentage change from the prior year period.

	Three months ended			Six months ended
	June 30,			June 30,
	2007	%Change	2006	2007	%Change	2006
Corporate filings	$189	(56)%	$433	$361	127%	$(1,349)
Ethics & elections	614	40%	440	1,142	28%	892
Other	63	(34)%	95	129	(30)%	183

Total	$866	(11)%	$968	$1,632	695%	$(274)

In our corporate filings business, we recognized approximately $0.2 million in revenue from our contract with the California SOS in the current quarter compared to $0.4 million in the prior year quarter.  We recognize revenue on our contract with the California SOS using the percentage of completion method as we make progress, utilizing costs incurred to date as compared to the estimated total cost for the contract.  The increase in revenues in our ethics & elections business in the current quarter and year-to-date periods is primarily due to our contract with the Federal Election Commission, which experienced budget reductions in the prior year periods in light of federal spending on the Hurricane Katrina relief effort.  Software & services revenues for the six-month period ended June 30, 2006 primarily reflect a revenue adjustment under percentage of completion accounting relating to our contract with the California SOS, as further discussed in Note 5 to the Consolidated Financial Statements included in this Form 10-Q.

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the prior year-to-date period primarily reflects an expense adjustment under percentage of completion accounting relating to our contract with the California Secretary of State as further discussed in Note 5 to the Consolidated Financial Statements included in this Form 10-Q.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter and year-to-date periods increased 53% and 51%, respectively, or approximately $1.9 million and $3.6 million, over the prior year periods.  The increase was mostly attributable to additional personnel across our corporate-level divisions, coupled with mid-year 2006 non-executive salary increases across all corporate-level divisions that were in addition to normal annual increases, in an effort to better align our employee compensation structure with the general market.  Our corporate-level headcount has increased by approximately 38% since the second quarter of 2006, as we have added personnel to support and enhance corporate-wide information technology security and portal operations, in addition to sales & marketing and growth initiatives.  Finally, stock-based compensation included in selling & administrative expenses in the current quarter and year-to-date periods increased approximately $0.2 million and $0.4 million, respectively, over the prior year periods due mainly to restricted stock awards that were granted to employees and non-employee directors in the second and third quarters of 2006.  As a percentage of portal revenue, selling & administrative expenses were 26% in the current quarter and year-to-date periods compared to 20% in the prior year periods.  We expect selling & administrative costs as a percentage of portal revenue to be higher throughout 2007 as compared to 2006, as we plan to spend an additional $4 million to $6 million (in addition to normal annual increases in selling & administrative costs) on business development, marketing and operations in an effort to accelerate new state portal contract wins and non-DMV revenue growth.

INTEREST INCOME.  Interest income reflects interest earned on our investable cash and marketable securities portfolio. As further discussed in Note 3 to the Consolidated Financial Statements included in this Form 10-Q, on January 29, 2007, our Board of Directors declared a special cash dividend of $0.75 per share, payable to shareholders of record as of February 12, 2007.  The dividend, totaling approximately $46.7 million, was paid on February 20, 2007 out of our available cash and marketable securities.  As a result of this dividend, we expect interest income to decrease for the remainder of 2007, as our average investable cash and marketable securities balance will be significantly lower in 2007 as compared to 2006.

INCOME TAX PROVISION.  Our effective tax rate for the three- and six-month periods ended June 30, 2007 was higher than the amount customarily expected due to the effect of a $122,000 increase in the liability for unrecognized tax benefits, as further discussed in Note 4 to the Consolidated Financial Statements.  Prospectively, we currently expect our effective tax rate to be between 40% and 42%.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The decrease in cash flow from operations in the current period was partially the result of a year-over-year decrease in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation, and the adjustment under percentage of completion accounting recorded in the prior year period on our contract with the California SOS, which did not affect operating cash flow.  Additionally, in June 2006, the California SOS officially accepted the UCC portion of the project, at which time we received approximately $1.5 million in milestone payments under the contract.

We had a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses.  These losses generated significant federal and state tax net operating losses, or NOLs.  As a result of our NOL carryforwards, we are not currently paying federal income taxes, with the exception of amounts relating to alternative minimum tax, and are only paying minimal amounts of state income taxes in certain states.  This positively impacts our operating cash flow and will continue to positively impact our operating cash flow during the NOL carryforward periods.  Based on our current projections, we currently expect to fully utilize our federal NOL carryforwards by the end of 2009.  For the six-month periods ended June 30, 2007 and 2006, combined federal and state income tax payments totaled approximately $0.6 million and $0.4 million, respectively.

Investing Activities

Investing activities in the current period primarily reflect the liquidation of our marketable securities portfolio to pay the $46.7 million special cash dividend in February 2007, and $1.7 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal business, including Web servers and purchased software to support and enhance corporate-wide information technology security and portal operations. Cash used in investing activities in the prior year period primarily reflects $13.0 million in purchases of marketable debt securities in an effort to increase investment income, and $1.3 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment.

Financing Activities

Financing activities in the current period primarily reflect payment of the $46.7 million special cash dividend, in addition to $0.5 million in proceeds from the exercise of employee stock options and $0.2 million in proceeds from our employee stock purchase program.  Financing activities in the prior year period primarily reflect $1.0 million in proceeds from the exercise of employee stock options and $0.2 million in proceeds from our employee stock purchase program.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three months ended June 30, 2007 and December 31, 2006 were approximately $277.7 million and $196.9 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended June 30, 2007 and December 31, 2006 was 9 and 13, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, decreased to $40.4 million at June 30, 2007 from $77.6 million at December 31, 2006.  Our current ratio, defined as current assets divided by current liabilities, at June 30, 2007 was 2.1 compared to 2.9 at December 31, 2006.  The decrease in our working capital and current ratio was attributable to the $46.7 million special dividend paid out of the Company’s available cash and marketable securities in the current period as further discussed below and in Note 3 to the Consolidated Financial Statements included in this Form 10-Q.

At June 30, 2007, our total cash and marketable securities balance was $43.2 million compared to $81.8 million at December 31, 2006.  As further discussed above, we paid a special cash dividend totaling $46.7 million in the current period out of the Company’s available cash and marketable securities.  We do not believe this dividend will have a significant effect on our future liquidity. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and current growth initiatives for at least the next twelve months without the need of additional capital.  However, we may need to raise additional capital within the next twelve months to further:

•                  fund operations if unforeseen costs arise;

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

Any projections of future earnings and cash flows are subject to substantial uncertainty. If our available cash, marketable securities and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or issue debt securities.  The sale of additional equity securities could result in dilution to the Company’s shareholders.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.  Further, we may also draw on the unused portion of the $10 million unsecured line of credit we obtained in May 2007, as further discussed in Note 7 to the Consolidated Financial Statements included in this Form 10-Q.

We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year, for which we pay bank fees of approximately 1.00% to 1.25% of face value per annum.  We had unused outstanding letters of credit totaling approximately $1.3 million at June 30, 2007 and December 31, 2006.  We are not currently required to cash collateralize these letters of credit.  Our collateral requirements have eased over time as we have continued to operate profitably and grow our earnings.  However, even though we currently expect to be profitable in fiscal 2007 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at June 30, 2007 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased and restricted cash would have increased by approximately $3.3 million.

At June 30, 2007, we were bound by performance bond commitments totaling approximately $2.3 million on certain government portal outsourcing contracts.  These performance bonds are collateralized by a $1 million letter of credit.  We have never had any defaults resulting in draws on performance bonds or letters of credit.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements.

Contractual Obligations

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

ITEM 4.  CONTROLS AND PROCEDURES

a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that material information required to be disclosed in its filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, or persons performing similar functions, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our principal executive officer and our principal financial officer, or persons performing similar functions, concluded that our disclosure controls and procedures were effective as of such date.

b)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           During the second quarter of 2007, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock, as follows (all of the transactions occurred during the month of June 2007):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

June 1, 2007 – June 30, 2007	1,182	$5.70	N/A	N/A

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 1, 2007.  At the meeting, the following matters were voted upon by the shareholders:

1.               The election of seven (7) Directors to serve for the upcoming year; and

2.               A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2007.

The Board of Directors of the Company is composed of seven (7) members.  The following were the nominees of management voted upon and elected by the holders of the Company’s common stock as of the record date: Jeffery S. Fraser, Harry H. Herington, John L. Bunce, Jr., Art N. Burtscher, Daniel J. Evans, Ross C. Hartley and Pete Wilson.  In the election of directors, there were 58,897,519 votes “for” Jeffery S. Fraser and 316,556 votes “withheld”; 56,866,374 votes “for” Harry H. Herington and 2,347,701 votes “withheld”; 51,354,314 votes “for” John L. Bunce, Jr. and 7,859,761 votes “withheld”; 54,955,639 votes “for” Art N. Burtscher and 4,258,436 votes “withheld”; 55,233,098 votes “for” Daniel J. Evans and 3,980,976 votes “withheld”; 56,592,319 votes “for” Ross C. Hartley and 2,621,756 votes “withheld”; and 55,232,458 votes “for” Pete Wilson and 3,981,616 votes “withheld”.

The total votes cast pertaining to the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2007 were as follows: 59,125,898 voted “for”, 64,347 voted “against” and 23,830 “abstentions”.

ITEM 6.  EXHIBITS

10.53 – Separation and Severance Agreement and Release of Claims, dated June 27, 2007, between the Registrant and Eric J. Bur

31.1 – Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 – Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 – Section 906 Certifications of Chairman of the Board and Chief Executive Officer and Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: August 6, 2007	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Vice President, Financial
Operations and Chief Accounting
Officer