Form 10-Q
period 2007-09-30
NIC INC
filed 2007-11-07
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission file number 000-26621

NIC INC.

(Exact name of registrant as specified in its charter)

Colorado

52-2077581

(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

25501 West Valley Parkway, Suite 300
Olathe, Kansas	66061
(Address of principal executive offices)	(Zip Code)

(877) 234-3468

(Registrant’s telephone number, including area code)

10540 South Ridgeview Road

Olathe, Kansas 66061

(Former name, former address or former fiscal year, if changed since last report)

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2007 was 61,993,182.

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

NIC INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$40,412	$36,745
Marketable securities	12,000	45,008
Trade accounts receivable	30,873	28,729
Unbilled revenues	345	1,069
Deferred income taxes	5,887	5,290
Prepaid expenses & other current assets	1,922	1,645
Total current assets	91,439	118,486
Property and equipment, net	4,571	3,790
Deferred income taxes	12,695	17,434
Other assets	708	424
Total assets	$109,413	$140,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,663	$34,202
Accrued expenses	7,690	5,911
Application development contracts	392	513
Other current liabilities	190	255
Total current liabilities	44,935	40,881

Other long-term liabilities	730	—
Total liabilities	45,665	40,881

Commitments and contingencies (Notes 1, 2, 4, 5 and 7)	—	—

Shareholders’ equity:
Common stock, no par, 200,000 shares authorized 61,993 and 61,574 shares issued and outstanding	—	—
Additional paid-in capital	165,485	210,210
Accumulated deficit	(101,569)	(110,789)
	63,916	99,421
Less treasury stock	(168)	(168)
Total shareholders’ equity	63,748	99,253
Total liabilities and shareholders’ equity	$109,413	$140,134

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

thousands except for per share amounts

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Portal revenues	$20,699	$17,214	$61,177	$51,997
Software & services revenues	859	821	2,491	547
Total revenues	21,558	18,035	63,668	52,544
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	10,844	9,478	31,718	26,685
Cost of software & services revenues, exclusive of depreciation & amortization	479	565	1,442	3
Selling & administrative	5,207	3,916	15,772	10,904
Depreciation & amortization	632	501	1,744	1,531
Total operating expenses	17,162	14,460	50,676	39,123
Operating income	4,396	3,575	12,992	13,421
Other income (expense):
Interest income	362	666	1,260	1,544
Gain (loss) on affiliate investments	508	––	508	(97)
Other income (expense), net	––	(49)	––	(49)
Total other income (expense)	870	617	1,768	1,398
Income before income taxes	5,266	4,192	14,760	14,819
Income tax provision	1,476	1,733	5,472	6,191
Net income	$3,790	$2,459	$9,288	$8,628

Basic net income per share	$0.06	$0.04	$0.15	$0.14
Diluted net income per share	$0.06	$0.04	$0.15	$0.14

Weighted average shares outstanding:
Basic	61,905	61,536	61,776	61,353
Diluted	62,537	61,798	62,255	61,749

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

thousands

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2007	61,574	$––	$210,210	$(110,789)	$(168)	$99,253
Cumulative effect of FIN 48 (Note 4)	—	—	—	(68)	—	(68)
Net income	—	—	—	9,288	—	9,288
Cash dividends on common stock (Note 3)	—	—	(46,730)	—	—	(46,730)
Shares surrendered to pay exercise price of stock options	(34)	—	(247)	—	—	(247)
Shares surrendered upon vesting of restricted stock to satisfy tax withholdings	(43)	—	(300)	—	—	(300)
Stock option exercises & restricted stock vestings	443	—	1,053	—	—	1,053
Stock-based compensation	—	—	1,260	—	—	1,260
Issuance of common stock under employee stock purchase plan	53	—	239	—	—	239
Balance, September 30, 2007	61,993	$—	$165,485	$(101,569)	$(168)	$63,748

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

thousands

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$9,288	$8,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,744	1,531
Stock-based compensation expense	1,260	829
Application development contracts	(121)	(704)
Deferred income taxes	5,193	5,603
(Gain) loss on affiliate investments	(508)	97
Loss on disposal of property and equipment	—	49
Impairment loss on property and equipment	164	—
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(2,144)	(5,944)
Decrease in unbilled revenues	724	3,187
(Increase) decrease in prepaid expenses & other current assets	(277)	286
Decrease in other assets	2	11
Increase in accounts payable	2,461	5,553
Increase (decrease) in accrued expenses	1,480	(1,270)
Increase (decrease) in other current liabilities	(65)	33
(Decrease) in other long-term liabilities	(389)	—
Net cash provided by operating activities	18,812	17,889

Cash flows from investing activities:
Purchases of property and equipment	(2,618)	(1,919)
Capitalized internal use software development costs	(358)	(151)
Purchases of marketable securities	(12,000)	(21,500)
Sales and maturities of marketable securities	45,008	—
Proceeds from sale of affiliate	508	—
Net cash provided by (used in) investing activities	30,540	(23,570)

Cash flows from financing activities:
Cash dividends on common stock	(46,730)	—
Proceeds from sale of treasury stock	—	65
Proceeds from employee common stock purchases	239	157
Proceeds from exercise of employee stock options	806	1,218
Net cash provided by (used in) financing activities	(45,685)	1,440

Net increase (decrease) in cash and cash equivalents	3,667	(4,241)
Cash and cash equivalents, beginning of period	36,745	36,902
Cash and cash equivalents, end of period	$40,412	$32,661
Other cash flow information:
Interest paid	$—	$—
Income taxes paid	$741	$363

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated interim financial statements of NIC Inc. and its subsidiaries (“NIC” or the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In management’s opinion, the unaudited consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries as of the dates and for the interim periods presented. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. The consolidated balance sheet data included herein as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Marketable securities

The Company’s marketable securities at September 30, 2007 were classified as available-for-sale and consisted primarily of short-term auction rate municipal and corporate obligations. These investments are stated at fair value with any unrealized holding gains or losses included as a component of shareholders’ equity as accumulated other comprehensive income or loss until realized. The cost of securities sold is based on the specific identification method. The fair values of the Company’s marketable securities are based on quoted market prices at the reporting date. Gross realized gains and losses and unrealized holding gains and losses through September 30, 2007 were not significant.

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

	Three months		Nine months
	ended Sept. 30,		ended Sept. 30,
	2007	2006	2007	2006
Numerator:
Net income	$3,790	$2,459	$9,288	$8,628
Denominator:
Weighted average shares – basic	61,905	61,536	61,776	61,353
Stock options and restricted stock awards	632	262	479	396
Weighted average shares – diluted	62,537	61,798	62,255	61,749
Basic earnings per share:
Net income	$0.06	$0.04	$0.15	$0.14
Diluted earnings per share:
Net income	$0.06	$0.04	$0.15	$0.14

Outstanding stock options totaling approximately 0.2 million shares during the nine-month period ended September 30, 2007 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods. Outstanding stock options totaling approximately 0.4 million and 0.3 million shares during the three- and nine-month periods ended September 30, 2006, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.

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

At September 30, 2007, the Company was bound by performance bond commitments totaling approximately $2.8 million on certain portal outsourcing contracts. Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

The following is a summary of the Company’s twenty outsourced state government portal management contracts at September 30, 2007:

NIC Subsidiary	Portal Web Site (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
NICUSA	www.AZ.gov (Arizona)	2007	6/26/2010 (6/26/2013)
Vermont Information Consortium	www.Vermont.gov (Vermont)	2006	10/15/2009 (10/14/2012)
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2008 (7/15/2009)
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	1/31/2009 (1/31/2013)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	2/28/2008 (2/28/2012)
Maine Information Network	www.RI.gov (Rhode Island)	2001	8/7/2010 (8/7/2012)
NICUSA	www.OK.gov (Oklahoma)	2001	6/30/2008 (6/30/2009)
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA	www.Tennessee.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2008
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	3/31/2008
Utah Interactive	www.Utah.gov (Utah)	1999	5/6/2009
Maine Information Network	www.Maine.gov (Maine)	1999	1/14/2008
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2008
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2010 (6/30/2014)
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2009 (1/31/2010)
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2009

In the first quarter of 2007, the Company received a one-year contract extension from the state of Idaho, which extended the contract expiration date to March 2008, and signed a new one-year contract with the state of Alabama, which includes options for the government to extend the contract for four additional one-year renewal terms.

In the second quarter of 2007, the Company received a one-year contract extension from the state of Oklahoma. In addition, the Company received a two-year contract extension from the state of Kansas, which extended the expiration date to December 2009.

In the third quarter of 2007, the Company finalized a three-year contract with the state of Arizona to operate the state’s official Web site. The contract includes renewal options under which the government can extend the contract for an additional three years. The Company also received a new three-year contract with the state of Rhode Island, which includes an option of the government to extend the contract for one additional two-year term. In addition, the Company received a one-year contract extension from the state of South Carolina.

In November 2007, the Company finalized a one-year contract with the state of West Virginia to operate the state’s official Web site. The contract contains two one-year renewal options under which the government can extend the contract.

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

As a result of the implementation of FIN 48 (see Note 1), the Company recognized a $68,000 increase in the liability for unrecognized tax benefits, which resulted in an increase to the January 1, 2007 accumulated deficit balance of $68,000. As of January 1, 2007, after the implementation of FIN 48, the Company’s unrecognized tax benefits were $1,119,000, all of which would affect the Company’s effective tax rate if recognized. This amount decreased by $511,000 and $389,000 during the three- and nine-month periods ended September 30, 2007, respectively. It is expected that the amount of unrecognized tax benefits will change in the next 12 months. However, the Company does not expect the change to have a significant impact on its results of operations or financial condition.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision in the consolidated statements of income. Upon the adoption date of FIN 48 and at September 30, 2007, accrued interest and penalty amounts were not material.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended September 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2007
Revenues	$20,699	$859	$––	$21,558

Costs & expenses	11,743	541	4,246	16,530
Depreciation & amortization	594	6	32	632
Operating income (loss)	$8,362	$312	$(4,278)	$4,396

2006
Revenues	$17,214	$821	$––	$18,035

Costs & expenses	10,455	627	2,877	13,959
Depreciation & amortization	457	16	28	501
Operating income (loss)	$6,302	$178	$(2,905)	$3,575

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended September 30 (in thousands):

	2007	2006
Total operating income for reportable segments	$4,396	$3,575
Interest income	362	666
Gain (loss) on affiliate investments	508	––
Other income (expense), net	––	(49)

Consolidated income before income taxes	$5,266	$4,192

The table below reflects summarized financial information concerning the Company’s reportable segments for the nine months ended September 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2007
Revenues	$ 61,177	$ 2,491	$ ––	$ 63,668

Costs & expenses	34,619	1,646	12,667	48,932
Depreciation & amortization	1,632	17	95	1,744
Operating income (loss)	$24,926	$828	$(12,762)	$12,992

2006
Revenues	$51,997	$547	$––	$52,544

Costs & expenses	29,047	513	8,032	37,592
Depreciation & amortization	1,397	51	83	1,531
Operating income (loss)	$21,553	$(17)	$(8,115)	$13,421

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the nine months ended September 30 (in thousands):

	2007	2006
Total operating income for reportable segments	$12,992	$13,421
Interest income	1,260	1,544
Gain (loss) on affiliate investments	508	(97)
Other income (expense), net	—	(49)
Consolidated income before income taxes	$14,760	$14,819

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

At September 30, 2007, the Company and its subsidiaries had approximately $1.3 million in unused outstanding letters of credit, $3.7 million in available capacity to issue additional letters of credit and $8.7 million of unused borrowing capacity under the facility.

8.     INVESTMENTS IN AFFILIATES

As further discussed in Note 6 to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007, the Company owned an investment in e-Government Solutions Limited (“eGS”), a private joint venture based in London, England. In September 2007, a member of the joint venture purchased the Company’s 12 percent ownership interest in eGS for approximately $0.5 million in cash. The Company had no investment balance in eGS at the date of the purchase and recorded a $0.5 million gain on the purchase in gain (loss) on affiliate investments in the unaudited consolidated statements of income.

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

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, the success of the Company in signing contracts with new states and government agencies, including continued favorable government legislation; NIC’s ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2006 Annual Report on Form 10-K filed on March 15, 2007, with the Securities and Exchange Commission.

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

At September 30, 2007, we had contracts to provide portal outsourcing services for 20 states, eighteen of which operate under our self-funding business model (see Note 2 to the Unaudited Consolidated Financial Statements included in this Form 10-Q). Our closest competitor operates one state portal. We also provide portal outsourcing services to three local governments.

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

Our software & services businesses

UCC and corporate filings

Our UCC and corporate filings software development business derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method. At September 30, 2007, this business was primarily engaged in servicing its contract with the California Secretary of State and no longer markets its applications and services in respect of new engagements.

Ethics & elections

Our ethics & elections business derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided. At September 30, 2007, our ethics & elections business was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2006, filed with the SEC on March 15, 2007, except as follows:

Uncertain Tax Positions

We account for uncertain tax positions in accordance with FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Notes 1 and 4 to the Unaudited Consolidated Financial Statements included in this Form 10-Q for additional detail on our adoption of FIN 48 in the first quarter of 2007 and our uncertain tax positions.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and nine-month periods ended September 30, 2007 and 2006. This discussion and analysis should be read in conjunction with our unaudited consolidated interim financial statements and the related notes included in this Form 10-Q.

	Three months ended September 30,		Nine months ended September 30,
Key Financial Metrics	2007	2006	2007	2006
Revenue growth – outsourced portals	20%	18%	18%	22%
Same state revenue growth – outsourced portals	19%	8%	16%	8%
Recurring portal revenue %	94%	95%	94%	96%
Gross profit % - outsourced portals	48%	45%	48%	49%
Selling & administrative expenses as % of portal revenues	25%	23%	26%	21%
Operating income margin % (operating income as a % of portal revenues)	21%	21%	21%	26%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands) with the corresponding percentage change from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
	2007	%Change	2006	2007	%Change	2006
DMV transaction-based	$11,171	13%	$9,844	$33,906	6%	$31,858
Non-DMV transaction-based	7,128	31%	5,438	20,409	20%	16,997
Software development & portal management	2,400	24%	1,932	6,862	118%	3,142

Total	$20,699	20%	$17,214	$61,177	18%	$51,997

Portal revenues in the current quarter increased 20%, or approximately $3.5 million, over the prior year quarter. Of this increase, 18%, or approximately $3.2 million, was attributable to an increase in same state portal revenues (outsourced portals in operation and generating recurring revenues for two full years), and 2%, or approximately $0.3 million, was attributable to our new Vermont portal, which began generating DMV revenues in March 2007.

Our Indiana portal subsidiary signed a new long-term contract with the state of Indiana that commenced on July 1, 2006. The new contract is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily time and materials project-based pricing for variable services. Historically, the majority of revenues under this contract were DMV and non-DMV transaction-based. Under the new contract, the majority of revenues are classified as software development & portal management. Prior to July 1, 2006, we defined same state revenues as those from states in operation and generating DMV revenues for two full years. Because the baseline revenues from the new Indiana contract are recurring, we have continued to include Indiana portal revenues in the calculation of same state revenue growth even though we no longer earn DMV transaction-based revenues under the contract. Same state portal revenues in the current quarter increased 19% over the prior year quarter due to increased transaction revenues from our Arkansas, Colorado, Kentucky, Montana and South Carolina portals, among others, in addition to increased time and materials software development revenues from our Indiana portal.

Excluding Indiana, same state portal revenues in the current quarter increased 18% over the prior year quarter, with same state DMV transaction-based revenues increasing 11% and same state non-DMV transaction-based revenues increasing 31% (primarily due to the addition of several new revenue generating applications in existing portals). Our same state revenue growth in the current quarter was higher than the 8% growth we achieved in the prior year quarter primarily due to increases in same state DMV and non-DMV transaction-based revenue growth. Excluding Indiana, same state DMV revenue growth in the current quarter was 11% compared to 1% in the prior year quarter. The higher growth in the current quarter was primarily due to the effect of DMV price increases in three of our portal states that went into effect in late 2006 and in one portal state that went into effect in the current quarter. Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year. Same state non-DMV transaction based revenue growth was 26% in the prior year quarter.

Portal revenues for the nine months in the current period increased 18%, or approximately $9.2 million, over the prior year period. Of this increase, 16%, or approximately $8.5 million, was attributable to an increase in same state portal revenues and 2%, or approximately $0.7 million, was attributable to our new Vermont portal. Consistent with our results in the current quarter, same state portal revenues in the current year-to-date period increased 16% over the prior year period. Excluding Indiana, same state portal revenues in the current year-to-date period increased 19% over the prior year period, with same state DMV transaction-based revenues increasing 10% and same state non-DMV transaction-based revenues increasing 35%. Same state revenues in the prior year-to-date period increased 8%.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 14%, or approximately $1.4 million, over the prior year quarter. Of this increase, 10%, or approximately $0.9 million, was attributable to an increase in same state cost of portal revenues, and 2%, or approximately $0.2 million, was primarily attributable to our new Vermont portal. Additionally, we incurred approximately $0.2 million in start-up costs relating to our new Arizona portal contract, which had not yet begun generating revenues as of September 30, 2007. New portal contract wins have a short-term negative effect on our gross profit percentage during the start-up phase of a portal as we incur costs to open offices, hire employees and develop the portal infrastructure prior to the time we begin to generate revenues. We expect portal gross profit will be similarly affected in the future if we are successful in winning new portal contracts.

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

Our portal gross profit rate in the current quarter was 48% compared to 45% in the prior year quarter, with revenues (20%) growing at a higher rate than cost of portal revenues (14%) in the current quarter, as further discussed above. We carefully monitor our portal gross profit percentage in an effort to balance generating a solid financial return and delivering value to our government partners through reinvestment in our portals.

Cost of portal revenues for the nine months in the current period increased 19%, or approximately $5.0 million, over the prior year period. Of this increase, 16%, or approximately $4.3 million, was attributable to an increase in same state cost of portal revenues, 2%, or approximately $0.5 million, was primarily attributable to our new Vermont portal, and 1%, or approximately $0.2 million, was attributable to our new Arizona portal. Our portal gross profit rate for the nine months in the current year period was 48% compared to 49% in the prior year period.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by type of business (in thousands), with the corresponding percentage change from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
	2007	%Change	2006	2007	%Change	2006
Corporate filings	$174	(30)%	$250	$535	149%	$(1,099)
Ethics & elections	637	34%	475	1,779	30%	1,368
Other	48	(50)%	96	177	(36)%	278

Total	$859	5%	$821	$2,491	355%	$547

The increase in revenues in our ethics & elections business in the current quarter and year-to-date periods is primarily due to our contract with the Federal Election Commission, which experienced budget reductions in the prior year periods in light of federal spending on the Hurricane Katrina relief effort. Software & services revenues for the nine-month period ended September 30, 2006 primarily reflect a revenue adjustment under percentage of completion accounting relating to our contract with the California SOS, as further discussed in Note 5 to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues in the prior year-to-date period primarily reflects an expense adjustment under percentage of completion accounting relating to our contract with the California Secretary of State as further discussed in Note 5 to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

SELLING & ADMINISTRATIVE. Selling & administrative expenses in the current quarter and year-to-date periods increased 33% and 45%, respectively, or approximately $1.3 million and $4.9 million, over the prior year periods. The increases were mostly attributable to additional personnel across our corporate-level divisions (which affected both quarterly and year-to-date comparisons), coupled with mid-year 2006 non-executive salary increases (mainly affecting year-to-date comparisons) across all corporate-level divisions that were in addition to normal annual increases, in an effort to better align our employee compensation structure with the general market. Our corporate-level headcount has increased by approximately 20% since the third quarter of 2006, as we have added personnel to support and enhance corporate-wide information technology security and portal operations, in addition to sales & marketing and growth initiatives. As a percentage of portal revenue, selling & administrative expenses were 25% and 26% in the current quarter and year-to-date periods, respectively, compared to 23% and 21% in the prior year quarter and year-to-date periods, respectively. We expect selling & administrative costs as a percentage of portal revenue to be higher throughout 2007 as compared to 2006, as we plan to spend an additional $4 million to $5 million (in addition to normal annual increases in selling & administrative costs) on business development, marketing and operations in an effort to accelerate new state portal contract wins and non-DMV revenue growth.

INTEREST INCOME.  Interest income reflects interest earned on our investable cash and marketable securities portfolio. As further discussed in Note 3 to the Unaudited Consolidated Financial Statements included in this Form 10-Q, on January 29, 2007, our Board of Directors declared a special cash dividend of $0.75 per share, payable to shareholders of record as of February 12, 2007. The dividend, totaling approximately $46.7 million, was paid on February 20, 2007 out of our available cash and marketable securities. As a result of this dividend, we expect interest income for the remainder of 2007 to be lower than the prior year periods, as our average investable cash and marketable securities balance will be significantly lower in 2007 as compared to 2006.

GAIN (LOSS) ON AFFILIATE INVESTMENTS.  Results of operations for the three- and nine-month periods ended September 30, 2007 include a $0.5 million gain on the sale of our remaining investment in eGS, a private joint venture based in London, England, as further discussed in Note 8 to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

INCOME TAX PROVISION.  Our effective tax rate for the three- and nine-month periods ended September 30, 2007 was lower than the amount customarily expected due to the effect of decreases in the liability for uncertain tax positions totaling $511,000 and $389,000, respectively, as further discussed in Note 4 to the Unaudited Consolidated Financial Statements included in this Form 10-Q. Our income tax provision for the nine-month period ended September 30, 2006 includes the establishment of a valuation allowance totaling approximately $101,000 for a state income tax loss carryforward that we may be unable to fully utilize. Prospectively, we currently expect our effective tax rate to be between 40% and 42%.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

We had a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses. These losses generated significant federal and state tax net operating losses, or NOLs. As a result of our NOL carryforwards, we are not currently paying federal income taxes, with the exception of amounts relating to alternative minimum tax, and are only paying minimal amounts of state income taxes in certain states. This positively impacts our operating cash flow and will continue to positively impact our operating cash flow during the NOL carryforward periods. Based on our current projections, we currently expect to fully utilize our federal NOL carryforwards by the end of 2009. For the nine-month periods ended September 30, 2007 and 2006, combined federal and state income tax payments totaled approximately $0.7 million and $0.4 million, respectively.

Investing Activities

Investing activities in the current period reflect the liquidation of our marketable securities portfolio to pay the $46.7 million special cash dividend in February 2007, the purchase of $12.0 million in marketable debt securities in an effort to increase investment income from our excess cash, and $2.6 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal business, including Web servers and purchased software to support and enhance corporate-wide information technology security and portal operations. Investing activities in the current period also include $0.5 million in proceeds from the sale of our remaining investment in the eGS joint venture, as further discussed above. Cash used in investing activities in the prior year period primarily reflects $21.5 million in purchases of marketable debt securities in an effort to increase investment income, and $1.9 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment, in addition to corporate-wide spending on information technology security.

Financing Activities

Financing activities in the current period primarily reflect payment of the $46.7 million special cash dividend, in addition to $0.8 million in proceeds from the exercise of employee stock options and $0.2 million in proceeds from our employee stock purchase program. Financing activities in the prior year period primarily reflect $1.2 million in proceeds from the exercise of employee stock options and $0.2 million in proceeds from our employee stock purchase program.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three months ended September 30, 2007 and December 31, 2006 were approximately $319.5 million and $196.9 million, respectively. The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for the three-month periods ended September 30, 2007 and December 31, 2006 was 9 and 13, respectively.

We believe that working capital is an important measure of our short-term liquidity. Working capital, defined as current assets minus current liabilities, decreased to $46.5 million at September 30, 2007 from $77.6 million at December 31, 2006. Our current ratio, defined as current assets divided by current liabilities, at September 30, 2007 was 2.0 compared to 2.9 at December 31, 2006. The decrease in our working capital and current ratio was attributable to the $46.7 million special dividend paid out of the Company’s available cash and marketable securities in the current period as further discussed below and in Note 3 to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

At September 30, 2007, our total cash and marketable securities balance was $52.4 million compared to $81.8 million at December 31, 2006. As further discussed above, we paid a special cash dividend totaling $46.7 million in the current period out of the Company’s available cash and marketable securities. We do not believe this dividend will have a significant effect on our future liquidity. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and current growth initiatives for at least the next twelve months without the need of additional capital. However, we may need to raise additional capital within the next twelve months to further:

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

Any projections of future earnings and cash flows are subject to substantial uncertainty. If our available cash, marketable securities and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or issue debt securities. The sale of additional equity securities could result in dilution to the Company’s shareholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Further, we may also draw on the unused portion of the $10 million unsecured line of credit we obtained in May 2007, as further discussed in Note 7 to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases. These irrevocable letters of credit are generally in force for one year, for which we pay bank fees of approximately 1.00% to 1.25% of face value per annum. We had unused outstanding letters of credit totaling approximately $1.3 million at September 30, 2007 and December 31, 2006. We are not currently required to cash collateralize these letters of credit. Our collateral requirements have eased over time as we have continued to operate profitably and grow our earnings. However, even though we currently expect to be profitable in fiscal 2007 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis. We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability. If we are not able to sustain profitability, our cash collateral requirements may increase. Had we been required to post 100% cash collateral at September 30, 2007 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased and restricted cash would have increased by approximately $3.8 million.

At September 30, 2007, we were bound by performance bond commitments totaling approximately $2.8 million on certain government portal outsourcing contracts. These performance bonds are collateralized by a $1 million letter of credit. We have never had any defaults resulting in draws on performance bonds or letters of credit.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements.

Contractual Obligations

While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts. In addition, as discussed above and in Notes 1 and 4 to the Unaudited Consolidated Financial Statements included in this Form 10-Q, we adopted FIN 48 on January 1, 2007. At September 30, 2007 we had approximately $0.7 million of unrecognized tax benefits. We expect that the amount of unrecognized tax benefits will change in the next 12 months, but, at this time, cannot estimate a range of the reasonably possible change that may occur. However, we do not expect that such a change would have a significant impact in our results of operations or financial condition.

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

b)     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)             During the third quarter of 2007, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock and to pay the exercise price for stock options, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 24, 2007	1,223	$7.03	N/A	N/A
July 28, 2007	36,192	$6.74	N/A	N/A
August 15, 2007	20,500	$7.21	N/A	N/A
August 17, 2007	11,254	$7.52	N/A	N/A
Sept. 24, 2007	7,254	$7.08	N/A	N/A

ITEM 6.        EXHIBITS

3.1 - Amended and Restated Bylaws of NIC Inc. (a Colorado corporation), As Restated Effective November 5, 2007

10.1 - Restricted Stock Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan

10.2 - Stock Option Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan

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

NIC INC.

Dated: November 7, 2007	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer

NIC Inc.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Bylaws of NIC Inc. (a Colorado corporation), As Restated Effective November 5, 2007

10.1	Restricted Stock Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan

10.2	Stock Option Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan

31.1	Certification of Chairman of the Board and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chairman of the Board and Chief Executive Officer and Chief Financial Officer