Form 10-Q
period 2008-03-31
NIC INC
filed 2008-05-12
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission file number 000-26621

NIC INC.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	52-2077581 (I.R.S. Employer Identification No.)

25501 West Valley Parkway, Suite 300, Olathe, Kansas 66061

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (877) 234-3468

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2008 was 62,318,139.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NIC INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$38,429	$38,236
Short-term investments	—	17,600
Trade accounts receivable	32,513	28,149
Unbilled revenues	323	720
Deferred income taxes, net	7,328	6,746
Prepaid expenses & other current assets	1,654	2,143
Total current assets	80,247	93,594
Long-term investments	6,654	—
Property and equipment, net	6,582	6,110
Deferred income taxes, net	8,465	10,809
Other assets	985	863
Total assets	$102,933	$111,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,678	$36,498
Accrued expenses	5,746	6,848
Application development contracts	316	353
Other current liabilities	85	99
Total current liabilities	46,825	43,798

Other long-term liabilities	714	714
Total liabilities	47,539	44,512

Commitments and contingencies (Notes 1, 4 and 5)	—	—

Shareholders’ equity:
Common stock, no par, 200,000 shares authorized 62,318 and 62,031 shares issued and outstanding	—	—
Additional paid-in capital	151,772	165,934
Accumulated deficit	(95,914)	(98,902)
Accumulated other comprehensive loss	(296)	—
	55,562	67,032
Less treasury stock	(168)	(168)
Total shareholders’ equity	55,394	66,864
Total liabilities and shareholders’ equity	$102,933	$111,376

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

thousands except for per share amounts

	Three-months ended
	March 31,
	2008	2007
Revenues:
Portal revenues	$23,796	$19,868
Software & services revenues	883	766
Total revenues	24,679	20,634
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	12,704	10,454
Cost of software & services revenues, exclusive of depreciation & amortization	433	470
Selling & administrative	5,963	5,120
Depreciation & amortization	847	536
Total operating expenses	19,947	16,580
Operating income	4,732	4,054
Other income (expense):
Interest income	333	580
Other expense, net	(19)	—
Total other income (expense)	314	580
Income before income taxes	5,046	4,634
Income tax provision	2,058	1,888
Net income	$2,988	$2,746

Basic net income per share	$0.05	$0.04
Diluted net income per share	$0.05	$0.04

Weighted average shares outstanding:
Basic	62,119	61,652
Diluted	62,631	61,969

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

thousands

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance, January 1, 2008	62,031	$—	$165,934	$(98,902)	$—	$(168)	$66,864
Net income	—	—	—	2,988	—	—	2,988
Unrealized holding loss on investments (Note 1)	—	—	—	—	(296)	—	(296)
Cash dividends on common stock (Note 3)	—	—	(15,709)	—	—	—	(15,709)
Shares surrendered upon vesting of restricted stock to satisfy tax withholdings	(2)	—	(15)	—	—	—	(15)
Stock options exercises and restricted stock vestings	227	—	761	—	—	—	761
Stock-based compensation	—	—	521	—	—	—	521
Issuance of common stock under employee stock purchase plan	62	—	280	—	—	—	280
Balance, March 31, 2008	62,318	$—	$151,772	$(95,914)	$(296)	$(168)	$55,394

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

thousands

	Three-months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,988	$2,746
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	847	536
Stock-based compensation expense	521	411
Application development contracts	(37)	(39)
Deferred income taxes	1,762	1,656
Loss on disposal of property and equipment	19	—
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(4,364)	(8,708)
Decrease in unbilled revenues	397	864
Decrease in prepaid expenses & other current assets	489	449
Increase in accounts payable	4,180	495
Increase (decrease) in accrued expenses	(1,117)	59
Increase (decrease) in other current liabilities	(14)	3
Net cash provided by (used in) operating activities	5,671	(1,528)

Cash flows from investing activities:
Purchases of property and equipment	(1,277)	(1,046)
Capitalized internal use software development costs	(183)	(59)
Purchases of investments	(1,000)	—
Sales and maturities of investments	11,650	45,008
Net cash provided by investing activities	9,190	43,903

Cash flows from financing activities:
Cash dividends on common stock	(15,709)	(46,730)
Proceeds from employee common stock purchases	280	239
Proceeds from exercise of employee stock options	761	454
Net cash used in financing activities	(14,668)	(46,037)

Net increase (decrease) in cash and cash equivalents	193	(3,662)
Cash and cash equivalents, beginning of period	38,236	36,745
Cash and cash equivalents, end of period	$38,429	$33,083
Other cash flow information:
Income taxes paid	$367	$263

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated interim financial statements of NIC Inc. and its subsidiaries (“NIC” or the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In management’s opinion, the unaudited consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries as of the dates and for the interim periods presented.  These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  The consolidated balance sheet data included herein as of December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

NIC Inc. is a provider of eGovernment services that helps governments use the Internet to increase internal efficiencies and provide a higher level of service to businesses and citizens.  The Company accomplishes this currently through two divisions: its primary portal outsourcing businesses and its software & services businesses.

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

Investments

The Company accounts for investments in debt securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The Company’s investments at March 31, 2008 and December 31, 2007, consisting entirely of student loan auction-rate securities (“SLARS”), were classified as available-for-sale at the time of purchase.  The Company re-evaluates such designation at each reporting date.  Investments are reported at fair value with any unrealized holding gains or losses included in accumulated other comprehensive income or loss, a component of shareholders’ equity, net of tax, until realized.  Realized gains or losses on the sale of investments are determined using the specific-identification method and have not historically been material.

The par and fair values of the Company’s investments are as follows (in thousands):

March 31, 2008			December 31, 2007
Par Value	Unrealized Loss	Fair Value	Par Value	Unrealized Gain (Loss)	Fair Value
$6,950	$(296)	$6,654	$17,600	$—	$17,600

The Company assesses other-than-temporary impairment of its investments in accordance with Financial Accounting Standards Board Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  The Company records an impairment charge to the extent that the carrying value of available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.  For the three-month periods ended March 31, 2008 and 2007, the Company did not recognize any other-than-temporary impairment charges on its investments.

The Company’s SLARS are structured with short-term interest rates that are reset through an auction process at 28–day intervals, but with contractual debt maturities that can be well in excess of 22 years.  Historically, the Company has had the option to liquidate its SLARS whenever the interest rates on these securities were reset.  Accordingly, such securities were classified as short-term at December 31, 2007.  During January 2008, the Company began to liquidate its SLARS at each interest rate reset date in anticipation of paying a special cash dividend of $0.25 per share on February 28, 2008, totaling approximately $15.7 million (see Note 3).  The

Company had successful auctions on these securities with scheduled 28-day reset dates through mid-February 2008, at which time the Company had liquidated approximately $11.6 million of its portfolio.  Furthermore, there were successful auctions during January 2008 for each security the Company currently holds.  Accordingly, the Company determined that there was no impairment of these investments at December 31, 2007.  The Company encountered its first failed auction in mid-February 2008, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. Subsequently, the Company has not had a successful auction related to the remaining SLARS it currently holds.  Given the continued auction failures associated with these securities and the uncertainty as to when liquidity will return to the SLARS market, the Company classified these securities as long-term at March 31, 2008.

The Company’s SLARS consist of the following taxable issues (in thousands) at March 31, 2008:

Security (Maturity)	Current Interest Rate	Next Interest Rate Reset Date	Par Value	Fair Value
SLM Student Loan Trust 2003-5 A-9 (6/17/2030)	4.40%	5/19/2008	$1,150	$1,105

Missouri Higher Ed Loan Auth 2001 B (6/1/2031)	1.92%	5/20/2008	1,000	959

Missouri Higher Ed Loan Auth 2002D (7/1/2032)	1.64%	5/19/2008	2,800	2,685

NELNET Education Loan Funding 2003-1 A-6 (7/1/2043)	2.40%	5/13/2008	1,000	944

Panhandle Plains Higher Ed Auth 2007 A-4 (8/1/2057)	3.86%	5/14/2008	1,000	961

Total			$6,950	$6,654

The Company’s SLARS are currently AAA-rated by one or more rating agencies and are secured by pools of student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.  This guarantee is based upon a sliding scale of 97% to 98% of the unpaid principal balance of eligible student loans, plus accrued interest, when the guarantor’s claims experience is less than 5% of the original principal amount of the loans, and decreases to 75% if the guarantor’s claims experience is greater than 9% of the original principal amount of the loans.

At December 31, 2007, the fair values of the Company’s SLARS were based on market prices and broker-dealer quotes at the reporting date.  Given the absence of quotes from the Company’s broker-dealer and the lack of readily observable market quotes, the Company used valuation models for the determination of fair value at March 31, 2008.  Based on management’s assessment, the Company estimated the fair value of its SLARS to be approximately $6.65 million at March 31, 2008.  As a result, the Company recorded an unrealized holding loss of approximately $0.3 million in accumulated other comprehensive loss, a component of shareholders’ equity, related to the temporary impairment of its SLARS for the three-month period ended March 31, 2008.  The Company believes this temporary impairment is primarily attributable to the illiquidity of these securities and not to the underlying credit quality of the issuers of its SLARS, which is further discussed above.  To date the Company has collected all interest payable on all of its SLARS when due.  For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security.  However, in certain situations, the maximum rate may be lower if historical average auction rates exceeded defined short-term interest benchmarks. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 22 to 50 years.  The Company currently expects that it will receive the principal associated with its SLARS through one of the means described above.

The valuation models used to estimate the fair value of the Company’s SLARS at March 31, 2008 include numerous assumptions such as assessments of the underlying structure and collateral of each security, default risk, liquidity risk, expected cash flows, discount rates, issuer credit ratings, workout periods and overall capital market liquidity.  These assumptions and assessments are subject to uncertainties, are difficult to predict and require significant judgment.  The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.  Although the Company currently believes that the decline in the fair value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be other-than-temporary.  Should the Company determine that the decline in value of these securities is other-than-temporary, it would result in a loss being recognized in its consolidated statements of income, which could be material.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  Except for the portion of SFAS No. 157 that addresses nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which has been deferred for one year, the Company adopted the provisions of SFAS No. 157 on January 1, 2008.

SFAS No. 157 establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value of financial instruments.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2

Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company’s assets or liabilities required to be measured at fair value on a recurring basis within the valuation hierarchy of SFAS No. 157 consist of its student loan auction-rate securities, or SLARS.  The Company’s SLARS are classified within Level 3 of the fair value hierarchy because there is currently limited, or no, trading activity due to continued failed auctions and therefore such securities have little, or no, price transparency.  A variety of factors are reviewed and monitored to assess fair value of the Company’s SLARS, as further discussed above under Investments.

The following table presents a reconciliation for all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month period ended March 31, 2008 (in thousands):

Long-term
Investments

Balance, December 31, 2007	$17,600
Impact of adoption of SFAS No. 157	—
Balance, January 1, 2008	17,600
Total losses (realized/unrealized):
Included in earnings	—
Included in accumulated other comprehensive loss	(296)
Purchases, issuances and settlements	1,000
Sales and maturities	(11,650)
Transfers in and/or out of Level 3	—
Balance, March 31, 2008	$6,654

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  The Company did not elect to choose the fair value option and record unrealized gains and losses in earnings for any of its financial instruments.  Accordingly, the adoption of SFAS No. 159 on January 1, 2008 did not have any impact on the unaudited consolidated financial statements of the Company.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments in student loan auction-rate securities, or SLARS, and accounts receivable.  The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

The Company is subject to concentration of credit risk and interest rate risk related to its long-term investments, which consisted entirely of SLARS at March 31, 2008. These securities are structured with short-term interest rates that reset through an auction process at 28-day intervals, but with contractual debt maturities that can be well in excess of 22 years.  Liquidity for these securities was historically provided by an auction process that resets the applicable interest rate every 28 days.  However, if auctions for these securities fail, the Company will not be able to access the principal until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from 22 to 50 years.  The Company attempts to manage its credit risk by limiting the amount of investments placed with any one issuer, and previously invested primarily in AAA-rated securities that are secured by pools of student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. This guarantee is based upon a sliding scale of 97% to 98% of the unpaid principal balance of eligible student loans, plus accrued interest, when the guarantor’s claims experience is less than 5% of the original principal amount of the loans, and decreases to 75% if the guarantor’s claims experience is greater than 9% of the original principal amount of the loans. See discussion above under Investments.

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

	Three months ended March 31,
	2008	2007
Numerator:
Net income	$2,988	$2,746
Denominator:
Weighted average shares – basic	62,119	61,652
Stock options and restricted stock awards	512	317
Weighted average shares – diluted	62,631	61,969

Basic earnings per share:
Net Income	$0.05	$0.04

Diluted net income per share:
Net Income	$0.05	$0.04

Outstanding stock options totaling approximately 20,000 and 359,000 shares for each of the three-month periods ended March 31, 2008 and 2007 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods, and would result in the options being anti-dilutive.

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

The Company is typically responsible for funding up front investment and ongoing operational costs of the government portals and generally owns all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only. If the Company’s contract were not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company.

At March 31, 2008, the Company was bound by performance bond commitments totaling approximately $3.3 million on certain portal outsourcing contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

The following is a summary of the Company’s twenty-one outsourced state government portal contracts at March 31, 2008:

NIC Subsidiary	Portal Web Site (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
NICUSA	www.WV.gov (West Virginia)	2007	6/30/2008 (6/30/2010)
NICUSA	www.AZ.gov (Arizona)	2007	6/26/2010 (6/26/2013 )
Vermont Information Consortium	www.Vermont.gov (Vermont)	2006	10/15/2009 (10/14/2012)
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2008 (7/15/2009)
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	1/31/2009 (1/31/2013)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	2/28/09 (2/28/2012)
Rhode Island Interactive	www.RI.gov (Rhode Island)	2001	8/7/2010 (8/7/2012)
Oklahoma Interactive	www.OK.gov (Oklahoma)	2001	6/30/2008 (6/30/2009)
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA	www.Tennessee.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	3/31/2008 (Contract has been temporarily extended to allow the state time to finalize contract terms and conditions)
Utah Interactive	www.Utah.gov (Utah)	1999	5/6/2009
Maine Information Network	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/18)
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2008
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2010 (6/30/2014)
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2010
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2009

During the first quarter of 2008, the Company received a new five-year contract from the state of Hawaii.  This contract includes unlimited renewal options under which the state can extend the contract for additional three-year periods.  The Company also received a new four-year contract with the state of Maine, which includes an option for the state to extend the contract for three additional two-year renewal terms.  In addition, the Company received a one-year contract extension with the state of Alabama, which extended the contract expiration date to February 28, 2009.

3. SPECIAL CASH DIVIDEND

On February 4, 2008, the Company’s Board of Directors declared a special cash dividend of $0.25 per share, payable to shareholders of record as of February 18, 2008.  The dividend, totaling approximately $15.7 million, was paid on February 28, 2008 on 62,039,256 outstanding shares of common stock.  A dividend equivalent of $0.25 per share was also paid simultaneously on 790,032 unvested shares of restricted stock granted under the Company’s 2006 Stock Option and Incentive Plan.  The dividend was paid out of the Company’s available cash and short-term investments.

The dividend may result in a partial return of capital to shareholders, with the balance being taxable to shareholders as a qualified dividend.  The exact amount of the return of capital, if any, is dependent on the earnings of the Company, computed on a tax basis, through the end of its 2008 fiscal year.

4.  STOCK BASED COMPENSATION

During the first quarter of 2008, the Board of Directors of the Company granted certain management-level employees, executive officers and non-employee directors service-based restricted stock awards totaling 417,669 shares with a grant-date fair value totaling approximately $2.9 million.  Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%.  Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

During the first quarter of 2008, the Board of Directors of the Company also granted certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s new executive compensation program totaling 141,125 shares, with a grant date fair value of $5.86 per share, totaling approximately $0.8 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2010.  The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

•                  Operating income growth (three-year compound annual growth rate) – 25% weighting

•                  Total revenue growth (three-year compound annual growth rate) – 25% weighting

•                  Cash flow return on invested capital (three-year average) – 50% weighting

At the end of the three-year period, the executive officers will receive a number of shares per the following schedule of threshold, target or superior Company performance for the performance criteria:

	Performance Levels
Performance Threshold	Threshold	Target	Superior
Operating income growth (three-year compound annual growth rate)	15%	20%	25%
Total revenue growth (three-year compound annual growth rate)	15%	20%	25%
Cash flow return on invested capital (three-year average)	15%	20%	25%

For each performance criteria, no shares will be awarded if threshold performance is not achieved, and no additional shares will be awarded for performance in excess of the superior level.  For amounts between the threshold and target levels or between the target and superior levels, straight line interpolation, rounded up to the next whole share, will be used to determine the portion of the award that becomes vested.  Performance-based restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed over the requisite service period, beginning on the date of grant, based upon the probable number of shares expected to vest.

5.  COMMITMENTS AND CONTINGENCIES

Informal SEC Inquiry

As further discussed in Note 8 in the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008, the Company is currently the subject of an informal SEC inquiry of expense reporting by certain officers of the Company and certain potentially related matters. In connection with that inquiry, a review was undertaken by the Audit Committee of the Company’s Board of Directors, with the assistance of outside, independent counsel, which focused on such expense reporting. The review revealed that expense reimbursement deficiencies occurred during the period from January 2004 through October 2006 related to Jeffery S. Fraser, who was then the Company’s Chief Executive Officer, that these expense reimbursement deficiencies were isolated to Mr. Fraser and that the amount of such deficiencies was not material to the Company’s financial condition or results of operations.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended March 31 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2008
Revenues	$23,796	$883	$—	$24,679

Costs & expenses	13,619	541	4,940	19,100
Depreciation & amortization	744	9	94	847
Operating income (loss)	$9,433	$333	$(5,034)	$4,732

2007
Revenues	$19,868	$766	$—	$20,634

Costs & expenses	11,345	549	4,150	16,044
Depreciation & amortization	498	6	32	536
Operating income (loss)	$8,025	$211	$(4,182)	$4,054

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended March 31 (in thousands):

	2008	2007
Total operating income for reportable segments	$4,732	$4,054
Interest income	333	580
Other expense, net	(19)	—

Consolidated income before income taxes	$5,046	$4,634

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this Quarterly Report on Form 10-Q regarding NIC and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties.   Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.  In addition, we will not necessarily update the information in this Quarterly Report on Form 10-Q if any forward-looking statement later turns out to be inaccurate.  Management continuously updates and revises these estimates and assumptions based on actual conditions experienced.  However, it is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future.  Investors are cautioned not to put undue reliance on any forward-looking statement.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements.  These include, among others, the success of the Company in signing contracts with new states and government agencies, including continued favorable government legislation; NIC’s ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2007 Annual Report on Form 10-K filed on March 17, 2008 with the Securities and Exchange Commission (“SEC”).  Investors should read all of these discussions of risks carefully.

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

•                  Non-DMV transaction-based: these are transaction fees from sources other than the sale of DMV records, for transactions conducted by business users and consumer users through our portals, and are generally recurring.  For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 in our Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.

•                  Software development & portal management: these are fees from the performance of software development projects and other time and materials or fixed fee services for our government partners.  While we actively market portal software development services, they do not have the same degree of predictability as our transaction-based or portal management revenues.

Our software & services businesses

UCC and corporate filings

Our UCC and corporate filings software development business derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method.  At March 31, 2008, this business was primarily engaged in servicing its contract with the

California Secretary of State and no longer markets its applications and services in respect of new engagements.

Ethics & elections

Our ethics & elections business derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided.  At March 31, 2008, our ethics & elections business was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008, except as follows:

Valuation of Investments

At March 31, 2008, our long-term investments consist entirely of student loan auction-rate securities, or SLARS.  As further discussed in Note 1 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q, due to the absence of quotes from the Company’s broker-dealer and the lack of readily observable market quotes, the Company used valuation models to estimate the fair value of the Company’s SLARS at March 31, 2008.  These valuation models include numerous assumptions such as assessments of the underlying structure and collateral of each security, default risk, liquidity risk, expected cash flows, discount rates, issuer credit ratings, workout periods and overall capital market liquidity.  These assumptions and assessments are subject to uncertainties, are difficult to predict and require significant judgment.  The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

We assess other-than-temporary impairment of long-term investments in accordance with FASB Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This assessment requires significant judgment.  In making this determination, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments.  If the cost of an investment exceeds its fair value, we evaluate general market conditions, earnings performance, credit rating, asset quality, and other key measures for our investments.  We also consider the duration and extent to which the fair value has been less than cost, and our ability and intent to hold the investment.  Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded, a loss is recognized in our consolidated statements of income and a new cost basis in the investment is established.  We have not recorded any other-than-temporary impairments on our investments.  However, if market, industry and/or investee conditions deteriorate, we may record impairments in the future, which could be material.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three-month periods ended March 31, 2008 and 2007.  This discussion and analysis should be read in conjunction with our unaudited consolidated interim financial statements and the related notes included in this Form 10-Q.

	Three Months Ended March 31,
Key Financial Metrics	2008	2007
Revenue growth – outsourced portals	20%	17%
Same state revenue growth – outsourced portals	12%	16%
Recurring portal revenue %	91%	93%
Gross profit % - outsourced portals	47%	47%
Selling & administrative expenses as % of portal revenues	25%	26%
Operating income margin % (operating income as a % of portal revenues)	20%	20%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands) with the corresponding percentage change from the prior year period.

	Three Months Ended March 31,
	2008	% Change	2007
DMV transaction-based	$11,910	4%	$11,460
Non-DMV transaction-based	7,577	26%	6,015
Software development & portal management	4,309	80%	2,393

Total	$23,796	20%	$19,868

Portal revenues in the current quarter increased 20%, or approximately $3.9 million, over the prior year quarter.  This increase was mainly attributable to a 12% increase, or approximately $2.4 million, in same state portal revenues (outsourced portals in operation and generating recurring revenues for two full periods), and an 8% increase, or approximately $1.5 million, in revenues from our newer portals, including Vermont ($0.2 million, which began to generate DMV revenues in March 2007), Arizona ($1.0 million, which began to generate revenues in October 2007) and West Virginia ($0.3 million, which began to generate DMV revenues in February 2008).

Our Indiana portal subsidiary signed a new long-term contract with the state of Indiana that commenced on July 1, 2006.  The contract is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project-based pricing for variable services.  Historically, the majority of revenues under this contract were DMV and non-DMV transaction-based.  Under the new contract, the majority of revenues are classified as software development & portal management.  Prior to July 1, 2006, we defined same state revenues as those from states in operation and generating DMV revenues for two full periods.  Because the baseline revenues from the new Indiana contract are recurring, we have continued to include Indiana portal revenues in the calculation of same state revenue growth even though we no longer earn DMV transaction-based revenues under the contract.  Same state portal revenues in the current quarter increased 12% over the prior year quarter due to increased transaction revenues from our Arkansas, Tennessee, Montana, Hawaii and Oklahoma portals, among others.

Excluding Indiana, same state portal revenues in the current quarter increased 14% over the prior year quarter, with same state DMV transaction-based revenues remaining flat and same state non-DMV transaction-based revenues increasing 26% (primarily due to the addition of several new revenue generating applications in existing portals).  Our same state revenue growth in the current quarter was lower than the growth we achieved in the prior year quarter primarily due to decreases in same state DMV and non-DMV transaction-based revenue growth.  Same state DMV revenue growth in the current quarter was 0% compared to 10% in the prior year quarter. The higher growth in the prior year quarter was primarily due to the effect of DMV price increases in three of our portal states that went into effect in late 2006.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.  Same state non-DMV transaction based revenue growth was 38% in the prior year quarter.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 22%, or approximately $2.3 million, over the prior year quarter.  This increase was attributable to a 12% increase, or approximately $1.2 million, in same state cost of portal revenues, and a 10% increase, or approximately $1.1 million, in cost of portal revenues from our newer state portal businesses in Vermont, Arizona and West Virginia.

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

Our portal gross profit rate was 47% in both the current and prior year quarters. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid financial return for our shareholders and delivering value to our government partners through reinvestment in our portals (which we believe also benefits our shareholders).  We currently expect our portal gross profit percentage to range from 45% to 47% in 2008.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by type of business (in thousands), with the corresponding percentage change from the prior year period.

	Three Months Ended March 31,
	2008	% Change	2007
UCC & corporate filings software development	$150	(13)%	$172
Ethics & elections	686	30%	528
Other	47	(29)%	66

Total	$883	15%	$766

Software & services revenues in the current year quarter increased 15%, or approximately $0.1 million, over the prior year quarter.  This increase was primarily attributable to a contract renewal with the state of Michigan in our ethics & elections business that enhanced the revenues we earn.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter increased 16%, or approximately $0.8 million, over the prior year quarter.  As discussed in Note 5 in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q and in Item 1A, Item 3 and Note 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008, we are currently the subject of an informal SEC inquiry of expense reporting by certain officers of our Company and certain potentially related matters.  In connection with that inquiry, a review was undertaken by the Audit Committee of our Board of Directors, with the assistance of outside, independent counsel, which focused on such expense reporting.  The increase in selling & administrative expenses in the current quarter was primarily attributable to legal fees and other expenses totaling approximately $0.5 million incurred in connection with the ongoing informal SEC inquiry and the Audit Committee review.  We could incur significant legal fees and other expenses in connection with the ongoing, informal SEC inquiry.

As a percentage of portal revenues, selling & administrative expenses were 25% in the current quarter compared to 26% in the prior year quarter.  We currently expect selling & administrative costs as a percentage of portal revenue to range from 24% to 25% in 2008.

DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense in the first quarter of 2008 increased 58%, or $0.3 million, over the prior year quarter.  The increase was primarily attributable to capital expenditures in the current and prior periods for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment to support and enhance corporate-wide information technology security and portal operations, in addition to capital expenditures for furniture, fixtures and leasehold improvements made in the second half of 2007 for our new corporate headquarters.

As a percentage of portal revenues, depreciation & amortization was 4% in the current quarter compared to 3% in the prior year quarter.  We currently expect depreciation & amortization expense as a percentage of portal revenues to range from 3% to 4% in 2008, as we will continue to make key information technology infrastructure and security investments to support the long-term expansion of our portal business.

INTEREST INCOME.  Interest income reflects interest earned on our investable cash and investment portfolio. As further discussed in Note 3 in the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q, on February 4, 2008, our Board of Directors declared a special cash dividend of $0.25 per share, payable to shareholders of record as of February 18, 2008.  The dividend, totaling approximately $15.7 million, was paid on February 28, 2008 out of our available cash and short-term investments.  We currently expect interest income in 2008 to be lower than in 2007, partially as a result of paying this special dividend, but primarily because of the declining short-term interest rate environment we are currently experiencing in addition to the lower average investment balance.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities was $5.7 million in the current quarter as compared to negative operating cash flow of $1.5 million in the prior year quarter.  Our negative cash flow in the prior year quarter was primarily due to a substantial build in accounts receivable and the timing of payments to certain of our government partners, which affected accounts payable.  We typically see an increase in both accounts receivable and accounts payable in the first quarter of every year due to increases in revenues across our portal businesses as compared to the fourth quarter of the previous year, which is our seasonally lowest quarter due to the smaller number of business days and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods.  While a general increase in revenues in the prior year quarter contributed to an increase in our accounts receivable, a substantial portion of the increase (approximately $3.0 million) was attributable to a build in accounts receivable relating to our Indiana portal contract.  As discussed above, we signed a new contract with the state of Indiana that commenced on July 1, 2006.  The new contract is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project-based pricing for variable services.  As part of the transition process from the old contract to the new contract, we had not yet been paid at the end of the prior year quarter for baseline and variable services performed since July 2006.

In addition, accounts payable in the prior year quarter experienced a smaller increase in comparison to the increase in trade accounts receivable (excluding the impact of Indiana portal receivables discussed above), as accounts payable at the end of fiscal 2006 were temporarily high due in part to an increase in fourth quarter 2006 tax payment processing from tax filing applications across our portal businesses.  Such tax payments are frequently made via ACH or credit cards at the end of the year, whereby we do not receive payment or remit collected cash until after year end.  The majority of these year-end tax receipts were remitted to our government partners in early January 2007.

The decrease in accrued expenses in the current quarter was primarily attributable to decreases in accrued payroll and benefit costs relating to bonus payments to management-level employees pursuant to a 2007 incentive plan and Company 401(k) matching contributions.

We had a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses.  These losses generated significant federal and state tax net operating losses, or NOLs.  As a result of our NOL carryforwards, we are not currently paying federal income taxes, with the exception of amounts relating to alternative minimum tax, and are paying income taxes in only certain states.  This positively impacts our operating cash flow and will continue to positively impact our operating cash flow during the NOL carryforward periods.  Based on our current projections, we currently expect to fully utilize our federal NOL carryforwards by the end of 2009.  For the three-month periods ended March 31, 2008 and 2007, combined federal and state income tax payments totaled approximately $0.4 million and $0.3 million, respectively.

Investing Activities

Investing activities in the current quarter primarily reflect the partial liquidation of our investment portfolio to pay the $15.7 million special cash dividend in February 2008, and $1.2 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office equipment.  Cash provided by investing activities in the prior year quarter primarily reflects the liquidation of our investment portfolio to pay the $46.7 million special cash dividend in February 2007, and $1.0 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business.

Financing Activities

Financing activities in the current quarter primarily reflect payment of the $15.7 million special cash dividend in February 2008, partially offset by receipt of $0.8 million in proceeds from the exercise of employee stock options and $0.3 million in proceeds from our employee stock purchase program.  Financing activities in the prior year quarter primarily reflect payment of the $46.7 million special cash dividend in February 2007, partially offset by receipt of $0.5 million in proceeds from the exercise of employee stock options and $0.2 million in proceeds from our employee stock purchase program.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three months ended March 31, 2008 and December 31, 2007 were approximately $292.8 million and $303.8 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended March 31, 2008 and December 31, 2007 was 10 and 9, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, decreased to $33.4 million at March 31, 2008 from $49.8 million at December 31, 2007.  Our current ratio, defined as current assets divided by current liabilities, at March 31, 2008 was 1.7 compared to 2.1 at December 31, 2007.  The decrease in our working capital and current ratio was primarily attributable to the $15.7 million special dividend paid out of the Company’s available cash and short-term investments in the current quarter as further discussed below and in Note 3 in the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q.  Furthermore, we classified our investments in student loan auction rate securities, or SLARS, as long-term investments at March 31, 2008, which decreased our working capital by approximately $6.7 million, as further discussed in Note 1 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

At March 31, 2008, our total cash and short-term investment balance was $38.4 million compared to $55.8 million at December 31, 2007.  As further discussed in Note 1 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q, during January 2008, we began to liquidate our short-term investments portfolio in anticipation of paying a $15.7 million special cash dividend on February 28, 2008.  These securities consist entirely of SLARS, which are currently AAA-rated by one or more credit rating agencies and are secured by pools of student loans partially guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. The auction process is designed to provide a means by which these securities can be sold, and historically has provided a highly liquid market for these securities.  We had successful auctions on our SLARS through mid-February 2008, at which time we had liquidated approximately $11.6 million of our portfolio.  We encountered our first failed auction in mid-February 2008, as the amount of securities submitted for sale in those auctions exceeded the amount of bids, and we have not subsequently had a successful auction related to the remaining $7.0 million par value of these securities we currently hold.    To date we have collected all interest payable on all of our SLARS when due.  The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 22 to 50 years.  We currently expect that we will receive the principal associated with these SLARS through one of the means described above.

On February 28, 2008, we paid a special cash dividend totalling approximately $15.7 million out of available cash and short-term investments.  We do not believe that this dividend will have a significant effect on our future liquidity.  While the recent auction failures could limit our ability to liquidate our SLARS for some period of time, we believe that our currently available liquid resources, coupled with the unused portion of our line of credit of approximately $8.7 million and cash generated from operations, will be sufficient to meet our operating requirements, capital expenditure requirements and current growth initiatives for at least the next twelve months without the need of additional capital.  However, we may need to raise additional capital within the next twelve months to further:

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

Any projections of future earnings and cash flows are subject to substantial uncertainty. If our cash, investments and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or issue debt securities.  The sale of additional equity securities could result in dilution to the Company’s shareholders.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.  Further, we may draw on the remaining unused portion of our $10 million line of credit.

We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year, for which we currently pay bank fees of 1% of face value per annum.  We had unused outstanding letters of credit totaling approximately $1.3 million at March 31, 2008.  We are not currently required to cash collateralize these letters of credit.  However, even though we currently expect to be profitable in fiscal 2008 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at March 31, 2008 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $4.3 million and would have been classified as restricted cash.

At March 31, 2008, we were bound by performance bond commitments totaling approximately $3.3 million on certain government portal outsourcing contracts.  These performance bonds are collateralized by a $1 million letter of credit.  We have never had any defaults resulting in draws on performance bonds or letters of credit.

Off-Balance Sheet Arrangements, Contractual Obligations and Income Tax Uncertainties

We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.  We have income tax uncertainties of approximately $0.7 million at March 31, 2008.  These obligations are classified as other long-term liabilities in our consolidated balance sheet, as resolution is expected to take more than a year.  We estimate that these matters could be resolved in one to three years.  However, the ultimate timing of resolution is uncertain.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  Except for the portion of SFAS No. 157 that addresses nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which has been deferred for one year, we adopted this standard effective January 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. We did not elect to choose the fair value option and record unrealized gains and losses in earnings for any of our financial instruments.  Accordingly, the adoption of SFAS No. 159 on January 1, 2008 did not have any impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.  As further discussed above in the Liquidity section of Item 2, our long-term investments consist entirely of student loan auction-rate securities, or SLARS, at March 31, 2008.  Our SLARS are structured with short-term interest rates that are reset through an auction process at 28-day intervals, but with contractual debt maturities that can be well in excess of 22 years.  These securities are currently AAA-rated by one or more credit rating agencies and are secured by pools of student loans partially guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all of the remaining SLARS we currently hold (totaling approximately $7.0 million at par value), as the amount of securities submitted for sale in those auctions exceeded the amount of bids. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security.  However, in certain situations, the maximum rate may be lower if historical average auction rates exceeded defined short-term interest benchmarks.  To date we have collected all interest payable on all of our SLARS.  The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 22 to 50 years.

Our cash equivalents and long-term investments portfolio are subject to market risk due to changes in interest rates.  Floating rate securities may produce less income than expected if interest rates fall.  Furthermore, the market value of SLARS may be adversely impacted due to a maximum interest rate cap if the spread between short-term rates and long-term rates increases.  Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to either changes in interest rates or discounts offered by prospective buyers of our SLARS.  However, because we classify our debt securities as “available for sale,” no gains or losses are recognized in our consolidated statements of income due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should the Company determine that the decline in value of these securities is other-than-temporary, it would result in a loss being recognized in its consolidated statements of income, which could be material.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           During the first quarter of 2008, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2008	2,012	$7.24	N/A	N/A

ITEM 5.  OTHER INFORMATION

On May 6, 2008, the Board of Directors of the Company approved an amendment to the Amended and Restated Bylaws of NIC Inc. to change “President” to “principal executive officer” and clarify that the Board has discretion to determine the title of such principal executive officer.

On May 6, 2008, the Compensation Committee of the Board of Directors of the Company approved the form of the Performance-Based Restricted Stock Agreement to be entered into with executive officers who receive performance-based restricted stock awards under the NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan.

Jeffery S. Fraser stepped down as Chairman of the Board of Directors of the Company on May 6, 2008, effective on the same date.  On May 6, 2008, Mr. Fraser was voted the honorary title Chairman Emeritus by the Board.  He will continue to serve on the Company’s Board of Directors.

On May 6, 2008, the Board of Directors of the Company elected Harry H. Herington, who is currently the Chief Executive Officer of the Company, as Chairman of the Board of Directors, and appointed Art N. Burtscher to serve as Lead Director during 2008.

On May 6, 2008, Governor Daniel J. Evans was appointed to serve as Chairman of the Compensation Committee and Alexander C. Kemper was appointed to serve as Chairman of the Corporate Governance and Nominating Committee. The Audit Committee elected Mr. Burtscher to serve as its Chair.

ITEM 6.  EXHIBITS

3.1 - Amended and Restated Bylaws of NIC Inc. (a Colorado corporation), As Amended and Restated Effective May 6, 2008

10.1 - NIC Inc. Management Annual Cash Incentive Plan, dated March 4, 2008

10.2 - Performance-Based Restricted Stock Agreement under the NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan

31.1 - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 - Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: May 12, 2008	/s/Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer

NIC Inc.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Bylaws of NIC Inc. (a Colorado corporation), As Amended and Restated Effective May 6, 2008

10.1	NIC Inc. Management Annual Cash Incentive Plan, dated March 4, 2008

10.2	Performance-Based Restricted Stock Agreement under the NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer