Form 10-Q
period 2008-06-30
NIC INC
filed 2008-08-04
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission file number 000-26621

NIC INC.

 (Exact name of registrant as specified in its charter)

Colorado	52-2077581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25501 West Valley Parkway, Suite 300, Olathe, Kansas 66061

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (877) 234-3468

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of July 30, 2008 was 62,655,130.

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

NIC INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$41,575	$38,236
Short-term investments	—	17,600
Trade accounts receivable	34,388	28,149
Unbilled revenues	591	720
Deferred income taxes, net	7,008	6,746
Prepaid expenses & other current assets	1,647	2,143
Total current assets	85,209	93,594
Long-term investments	6,545	—
Property and equipment, net	6,695	6,110
Deferred income taxes, net	6,914	10,809
Other assets	1,149	863
Total assets	$106,512	$111,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,964	$36,498
Accrued expenses	6,949	6,848
Application development contracts	282	353
Other current liabilities	368	99
Total current liabilities	45,563	43,798

Other long-term liabilities	714	714
Total liabilities	46,277	44,512

Commitments and contingencies (Notes 1, 2 and 5)	—	—

Shareholders’ equity:
Common stock, no par, 200,000 shares authorized 62,655 and 62,031 shares issued and outstanding	—	—
Additional paid-in capital	153,542	165,934
Accumulated deficit	(92,734)	(98,902)
Accumulated other comprehensive loss	(405)	—
	60,403	67,032
Less treasury stock	(168)	(168)
Total shareholders’ equity	60,235	66,864
Total liabilities and shareholders’ equity	$106,512	$111,376

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

thousands except for per share amounts

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Portal revenues	$24,621	$20,610	$48,417	$40,478
Software & services revenues	1,081	866	1,964	1,632
Total revenues	25,702	21,476	50,381	42,110
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	13,006	10,419	25,711	20,873
Cost of software & services revenues, exclusive of depreciation & amortization	707	493	1,140	964
Selling & administrative	5,822	5,445	11,785	10,565
Depreciation & amortization	899	577	1,745	1,112
Total operating expenses	20,434	16,934	40,381	33,514
Operating income	5,268	4,542	10,000	8,596
Other income (expense):
Interest income	110	317	443	897
Other expense, net	—	—	(20)	—
Total other income (expense)	110	317	423	897
Income before income taxes	5,378	4,859	10,423	9,493
Income tax provision	2,198	2,107	4,255	3,995
Net income	$3,180	$2,752	$6,168	$5,498

Basic net income per share	$0.05	$0.04	$0.10	$0.09
Diluted net income per share	$0.05	$0.04	$0.10	$0.09

Weighted average shares outstanding:
Basic	62,497	61,769	62,309	61,711
Diluted	62,956	62,256	62,795	62,113

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

thousands

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance, January 1, 2008	62,031	$—	$165,934	$(98,902)	$—	$(168)	$66,864
Net income	—	—	—	6,168	—	—	6,168
Unrealized holding loss on investments (Note 1)	—	—	—	—	(405)	—	(405)
Cash dividends on common stock (Note 3)	—	—	(15,709)	—	—	—	(15,709)
Shares surrendered upon vesting of restricted stock to satisfy tax withholdings	(6)	—	(43)	—	—	—	(43)
Stock options exercises and restricted stock vestings	568	—	1,852	—	—	—	1,852
Stock-based compensation	—	—	1,228	—	—	—	1,228
Issuance of common stock under employee stock purchase plan	62	—	280	—	—	—	280
Balance, June 30, 2008	62,655	$—	$153,542	$(92,734)	$(405)	$(168)	$60,235

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

thousands

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,168	$5,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,745	1,112
Stock-based compensation expense	1,228	864
Application development contracts	(71)	(80)
Deferred income taxes	3,633	3,406
Loss on disposal of property and equipment	20	—
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(6,239)	417
Decrease in unbilled revenues	129	628
Decrease in prepaid expenses & other current assets	496	168
Decrease in other assets	—	2
Increase (decrease) in accounts payable	1,466	(4,022)
Increase in accrued expenses	58	1,096
Increase in other current liabilities	269	104
Increase in other long-term liabilities	—	122
Net cash provided by operating activities	8,902	9,315

Cash flows from investing activities:
Purchases of property and equipment	(2,228)	(1,658)
Capitalized internal use software development costs	(408)	(181)
Purchases of investments	(1,000)	(2,000)
Sales and maturities of investments	11,650	45,008
Net cash provided by investing activities	8,014	41,169

Cash flows from financing activities:
Cash dividends on common stock	(15,709)	(46,730)
Proceeds from employee common stock purchases	280	239
Proceeds from exercise of employee stock options	1,852	506
Net cash used in financing activities	(13,577)	(45,985)

Net increase in cash and cash equivalents	3,339	4,499
Cash and cash equivalents, beginning of period	38,236	36,745
Cash and cash equivalents, end of period	$41,575	$41,244
Other cash flow information:
Income taxes paid	$469	$603

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Investments

The Company accounts for investments in debt securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The Company’s investments at June 30, 2008 and December 31, 2007, consisting entirely of student loan auction-rate securities (“SLARS”), were classified as available-for-sale at the time of purchase.  The Company re-evaluates such designation at each reporting date.  Investments are reported at fair value with any unrealized holding gains or losses included in accumulated other comprehensive income or loss, a component of shareholders’ equity, net of tax, until realized.  Realized gains or losses on the sale of investments are determined using the specific-identification method and have not historically been material.

The par and fair values of the Company’s investments are as follows (in thousands):

June 30, 2008			December 31, 2007
Par Value	Unrealized Loss	Fair Value	Par Value	Unrealized Gain (Loss)	Fair Value
$6,950	$(405)	$6,545	$17,600	$—	$17,600

The Company assesses other-than-temporary impairment of its investments in accordance with Financial Accounting Standards Board Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  The Company records an impairment charge to the extent that the carrying value of available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.  For the three- and six-month periods ended June 30, 2008 and 2007, the Company did not recognize any other-than-temporary impairment charges on its investments.

The Company’s SLARS are structured with short-term interest rates that are reset through an auction process at 28–day intervals, but with contractual debt maturities that can be well in excess of 22 years.  Historically, the Company has had the option to liquidate its SLARS whenever the interest rates on these securities were reset.  Accordingly, such securities were classified as short-term at December 31, 2007.  During January 2008, the Company began to liquidate its SLARS at each interest rate reset date in anticipation of paying a special cash dividend of $0.25 per share on February 28, 2008, totaling approximately $15.7 million (see Note 3).  The Company had successful auctions on these securities with scheduled 28-day reset dates through mid-February 2008, at which time the Company had liquidated approximately $11.6 million of its portfolio.  Furthermore, there were successful auctions during January 2008 for each security the Company currently holds.  Accordingly, the Company determined that there was no impairment of these investments at December 31, 2007.  The Company encountered its first failed auction in mid-February 2008, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. Subsequently, the Company has not had a successful auction related to the remaining SLARS it currently holds.  Given the continued auction failures associated with these securities and the uncertainty as to when liquidity will return to the SLARS market, the Company classified these securities as long-term at June 30, 2008.

The Company’s SLARS consist of the following taxable issues (in thousands) at June 30, 2008:

Security (Maturity)	Current Interest Rate	Next Interest Rate Reset Date	Par Value	Fair Value
SLM Student Loan Trust 2003-5 A-9 (6/17/2030)	3.96%	8/11/08	$1,150	$1,100

Missouri Higher Ed Loan Auth 2001 B (6/1/2031)	2.46%	8/12/08	1,000	938

Missouri Higher Ed Loan Auth 2002D (7/1/2032)	2.73%	8/11/08	2,800	2,628

NELNET Education Loan Funding 2003-1 A-6 (7/1/2043)	2.63%	8/05/08	1,000	922

Panhandle Plains Higher Ed Auth 2007 A-4 (8/1/2057)	3.71%	8/06/08	1,000	957

Total			$6,950	$6,545

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

At December 31, 2007, the fair values of the Company’s SLARS were based on market prices and broker-dealer quotes at the reporting date.  Given the absence of quotes from the Company’s broker-dealer and the lack of readily observable market quotes, the Company used valuation models for the determination of fair value at June 30, 2008.  Based on management’s assessment, the Company estimated the fair value of its SLARS to be approximately $6.55 million at June 30, 2008.  As a result, the Company has recorded unrealized holding losses of approximately $0.1 million and $0.4 million in accumulated other comprehensive loss, a component of shareholders’ equity, related to the temporary impairment of its SLARS for the three- and six-month periods ended June 30, 2008.  The Company believes this temporary impairment is primarily attributable to the illiquidity of these securities and not to the underlying credit quality of the issuers of its SLARS, which is further discussed above.  To date the Company has collected all interest payable on all of its SLARS when due.  For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security.  However, in certain situations, the maximum rate may be lower if historical average auction rates exceeded defined short-term interest benchmarks. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 22 to 50 years.  The Company currently expects that it will receive the principal associated with its SLARS through one of the means described above.

The valuation models used to estimate the fair value of the Company’s SLARS at June 30, 2008 include numerous assumptions such as assessments of the underlying structure and collateral of each security, default risk, liquidity risk, expected cash flows, discount rates, issuer credit ratings, workout periods and overall capital market liquidity.  These assumptions and assessments are subject to uncertainties, are difficult to predict and require significant judgment.  The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.  Although the Company currently believes that the decline in the fair value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be other-than-temporary.  Should the Company determine that the decline in value of these securities is other-than-temporary, it would result in a loss being recognized in its consolidated statements of income, which could be material.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  Except for the portion of SFAS No. 157 that addresses nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which has been deferred for one year, the Company adopted the provisions of SFAS No. 157 on January 1, 2008.  The Company is currently evaluating the requirements of SFAS No. 157 that address nonfinancial assets and liabilities and has not yet determined the impact on its consolidated financial statements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company’s assets or liabilities required to be measured at fair value on a recurring basis within the valuation hierarchy of SFAS No. 157 consist entirely of its student loan auction-rate securities, or SLARS.  The Company’s SLARS are classified within Level 3 of the fair value hierarchy because there is currently limited, or no, trading activity due to continued failed auctions and therefore such securities have little, or no, price transparency.  A variety of factors are reviewed and monitored to assess fair value of the Company’s SLARS, as further discussed above under Investments.

The following table presents a reconciliation for all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and six-month periods ended June 30, 2008 (in thousands):

	Long-term Investments
	Three months ended June 30, 2008	Six months ended June 30, 2008
Balance, December 31, 2007	$—	$—
Impact of adoption of SFAS No. 157	—	—
Beginning Balance	$6,654	$—
Total losses (realized/unrealized):
Included in earnings	—	—
Included in accumulated other comprehensive loss	(109)	(405)
Purchases, issuances and settlements	—	—
Sales and maturities	—	—
Transfers in and/or out of Level 3	—	6,950
Balance, June 30, 2008	$6,545	$6,545

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments in student loan auction-rate securities, or SLARS, and accounts receivable.  The Company maintains cash balances in various domestic bank accounts above the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The Company attempts to limit its exposure to credit loss by depositing its cash with high credit quality financial institutions.  At June 30, 2008, the amount of cash in domestic bank accounts above FDIC limits was approximately $40.3 million.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

The Company is subject to concentration of credit risk and interest rate risk related to its long-term investments, which consisted entirely of SLARS at June 30, 2008. See discussion above under Investments.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$3,180	$2,752	$6,168	$5,498
Denominator:
Weighted average shares – basic	62,497	61,769	62,309	61,711
Stock options and restricted stock awards	459	487	486	402
Weighted average shares – diluted	62,956	62,256	62,795	62,113

Basic earnings per share:
Net Income	$0.05	$0.04	$0.10	$0.09
Diluted net income per share:
Net Income	$0.05	$0.04	$0.10	$0.09

Outstanding stock options totaling approximately 20,000 shares for each of the three- and six-month periods ended June 30, 2008 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods, and would result in the options being anti-dilutive.  Outstanding stock options totaling approximately 0.3 million shares during the three- and six-month periods ended June 30, 2007 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods, and would result in the options being anti-dilutive.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities.  SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

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

At June 30, 2008, the Company was bound by performance bond commitments totaling approximately $3.3 million on certain portal outsourcing contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

The following is a summary of the Company’s twenty-one outsourced state government portal contracts at June 30, 2008:

NIC Subsidiary	Portal Web Site (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
NICUSA	www.WV.gov (West Virginia)	2007	6/30/2008 (Contract has been temporarily extended to allow the state time to finalize contract terms and conditions)
NICUSA	www.AZ.gov (Arizona)	2007	6/26/2010 (6/26/2013)
Vermont Information Consortium	www.Vermont.gov (Vermont)	2006	10/15/2009 (10/14/2012)
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2009
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	1/31/2009 (1/31/2013)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	2/28/09 (2/28/2012)
Rhode Island Interactive	www.RI.gov (Rhode Island)	2001	8/7/2010 (8/7/2012)
Oklahoma Interactive	www.OK.gov (Oklahoma)	2001	6/30/2009
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA	www.Tennessee.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	6/30/2011 (6/30/2015)
Utah Interactive	www.Utah.gov (Utah)	1999	5/6/2009
Maine Information Network	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/18)
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2010
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2010 (6/30/2014)
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2010
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2009

During the second quarter of 2008, the Company received one-year contract extensions from the states of South Carolina and Oklahoma, and a two-year contract extension from the state of Arkansas. The Company also received a new three-year contract from the state of Idaho, which includes options for the government to extend the contract for two additional two-year terms.

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

4.  SHAREHOLDERS’ EQUITY – TREASURY SHARES

During the second quarter of 2008, the Company was informed that the trustees of the National Information Consortium Voting Trust (the “Voting Trust”) dissolved the Voting Trust as of June 20, 2008.  The Voting Trust, which was managed independently of NIC, was established on June 30, 1998 by the original investors of the Company and consisted of 142 beneficiaries.  The Voting Trust held approximately 21.4 million shares of NIC common stock, or approximately 34 percent, of total shares outstanding.  Of this balance, 116,441 shares were held on behalf of the Company by the Voting Trust, and have been recorded as treasury stock with an assigned value of $168,000 in the consolidated balance sheets.  Upon the Company’s exchange of Voting Trust Units for NIC common stock, which is anticipated to occur during the third quarter of 2008, the Company expects to retire these treasury shares.

5.  COMMITMENTS AND CONTINGENCIES

SEC Investigation

As further discussed in Note 8 in the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008, the Company has been the subject of an informal SEC inquiry of expense reporting by certain officers of the Company and certain potentially related matters. In connection with that inquiry, a review was undertaken by the Audit Committee of the Company’s Board of Directors, with the assistance of outside, independent counsel, which focused on such expense reporting. The review revealed that expense reimbursement deficiencies occurred during the period from January 2004 through October 2006 related to Jeffery S. Fraser, who was then the Company’s Chief Executive Officer, that these expense reimbursement deficiencies were isolated to Mr. Fraser and that the amount of such deficiencies was not material to the Company’s financial condition or results of operations.  During the second quarter of 2008, the Company received notice from the SEC that a formal order of investigation has been issued with respect to these matters.  As is frequently the case in such situations, the SEC has taken the step of obtaining a formal order of investigation to ensure the thoroughness of its investigation.  The Company believes the investigation conducted by NIC’s Audit Committee was thorough and independent and it is not anticipated that the SEC investigation will reveal any significant additional instances of misreporting of expenses by employees.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended June 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2008
Revenues	$24,621	$1,081	$—	$25,702

Costs & expenses	14,048	952	4,535	19,535
Depreciation & amortization	787	24	88	899
Operating income (loss)	$9,786	$105	$(4,623)	$5,268

2007
Revenues	$20,610	$866	$—	$21,476

Costs & expenses	11,531	556	4,270	16,357
Depreciation & amortization	539	6	32	577
Operating income (loss)	$8,540	$304	$(4,302)	$4,542

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended June 30 (in thousands):

	2008	2007
Total operating income for reportable segments	$5,268	$4,542
Interest income	110	317

Consolidated income before income taxes	$5,378	$4,859

The table below reflects summarized financial information concerning the Company’s reportable segments for the six months ended June 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2008
Revenues	$48,417	$1,964	$—	$50,381

Costs & expenses	27,667	1,675	9,294	38,636
Depreciation & amortization	1,530	42	173	1,745
Operating income (loss)	$19,220	$247	$(9,467)	$10,000

2007
Revenues	$40,478	$1,632	$—	$42,110

Costs & expenses	22,876	1,105	8,421	32,402
Depreciation & amortization	1,037	12	63	1,112
Operating income (loss)	$16,565	$515	$(8,484)	$8,596

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the six months ended June 30 (in thousands):

	2008	2007
Total operating income for reportable segments	$10,000	$8,596
Interest income	443	897
Other expense, net	(20)	—

Consolidated income before income taxes	$10,423	$9,493

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this Quarterly Report on Form 10-Q regarding NIC and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties.   Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008 and in this Quarterly Report on Form 10-Q.  In addition, we will not necessarily update the information in this Quarterly Report on Form 10-Q if any forward-looking statement later turns out to be inaccurate.  Management continuously updates and revises these estimates and assumptions based on actual conditions experienced.  However, it is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future.  Investors are cautioned not to put undue reliance on any forward-looking statement.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements.  These include, among others, the success of the Company in signing contracts with new states and government agencies, including continued favorable government legislation; NIC’s ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I,  “RISK FACTORS” in Part I, Item 1A of NIC’s 2007 Annual Report on Form 10-K filed on March 17, 2008 with the Securities and Exchange Commission (“SEC”), and “RISK FACTORS” in Part II, Item 1A of this Form 10-Q.  Investors should read all of these discussions of risks carefully.

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

Our software & services businesses

Ethics & elections

Our ethics & elections business derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided.  At June 30, 2008, our ethics & elections business was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.

UCC and corporate filings

Our UCC and corporate filings software development business derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method.  At June 30, 2008, this business was primarily engaged in servicing its contract with the California Secretary of State and no longer markets its applications and services in respect of new engagements.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008, except as follows:

Valuation of Investments

At June 30, 2008, our long-term investments consist entirely of student loan auction-rate securities, or SLARS.  As further discussed in Note 1 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q, due to the absence of quotes from our broker-dealer and the lack of readily observable market quotes, we used valuation models to estimate the fair value of our SLARS at June 30, 2008.  These valuation models include numerous assumptions such as assessments of the underlying structure and collateral of each security, default risk, liquidity risk, expected cash flows, discount rates, issuer credit ratings, workout periods and overall capital market liquidity.  These assumptions and assessments are subject to uncertainties, are difficult to predict and require significant judgment.  The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

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

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and six-month periods ended June 30, 2008 and 2007.  This discussion and analysis should be read in conjunction with our unaudited consolidated interim financial statements and the related notes included in this Form 10-Q.

	Three months ended June 30,		Six months ended June 30,
Key Financial Metrics	2008	2007	2008	2007
Revenue growth – outsourced portals	19%	16%	20%	16%
Same state revenue growth – outsourced portals	13%	14%	13%	15%
Recurring portal revenue %	92%	95%	91%	94%
Gross profit % - outsourced portals	47%	49%	47%	48%
Selling & administrative expenses as % of portal revenues	24%	26%	24%	26%
Operating income margin % (operating income as a % of portal revenues)	21%	22%	21%	21%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands) with the corresponding percentage change from the prior year period.

	Three months ended June 30,			Six months ended June 30,
	2008	% Change	2007	2008	% Change	2007
DMV transaction-based	$11,790	5%	$11,275	$23,700	4%	$22,736
Non-DMV transaction-based	9,050	25%	7,266	16,627	25%	13,281
Software development & portal management	3,781	83%	2,069	8,090	81%	4,461

Total	$24,621	19%	$20,610	$48,417	20%	$40,478

Portal revenues in the current quarter increased 19%, or approximately $4.0 million, over the prior year quarter.  This increase was mainly attributable to a 13% increase, or approximately $2.6 million, in same state portal revenues (outsourced portals in operation and generating recurring revenues for two full periods), and a 6% increase, or approximately $1.4 million, in revenues from our newer portals, including Arizona ($1.0 million), which began to generate revenues in October 2007, and West Virginia ($0.4 million), which began to generate DMV revenues in February 2008.

Our Indiana portal subsidiary signed a new long-term contract with the state of Indiana that commenced on July 1, 2006.  The contract is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project-based pricing for variable services.  Historically, the majority of revenues under this contract were DMV and non-DMV transaction-based.  Under the new contract, the majority of revenues are classified as software development & portal management.  Prior to July 1, 2006, we defined same state revenues as those from states in operation and generating DMV revenues for two full periods.  Because the baseline revenues from the new Indiana contract are recurring, we have continued to include Indiana portal revenues in the calculation of same state revenue growth even though we no longer earn DMV transaction-based revenues under the contract.  Same state portal revenues in the current quarter increased 13% over the prior year quarter due to increased transaction revenues from our Colorado, Indiana, Montana, Oklahoma, and Virginia portals, among others.

Excluding Indiana, same state portal revenues in the current quarter increased 11% over the prior year quarter, with same state DMV transaction-based revenues increasing 1% and same state non-DMV transaction-based revenues increasing 25% (primarily due to the addition of several new revenue generating applications in existing portals).  Our same state revenue growth in the current quarter was lower than the growth we achieved in the prior year quarter primarily due to decreases in same state DMV and non-DMV transaction-based revenue growth.  Same state DMV revenue growth in the current quarter was 1% compared to 10% in the prior year quarter. The higher growth in the prior year quarter was primarily due to the effect of DMV price increases in three of our portal states that went into effect in late 2006.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.  Same state non-DMV transaction based revenue growth was 37% in the prior year quarter.

Portal revenues for the six months in the current period increased 20%, or approximately $7.9 million, over the prior year period.  Of this increase, 13%, or approximately $5.0 million, was attributable to an increase in same state portal revenues and 7%, or approximately $2.9 million, was attributable to our new portals including Vermont ($0.3 million), which began to generate revenues in March 2007, Arizona ($1.9 million), and West Virginia ($0.7 million).  Consistent with our results in the current quarter, same state portal revenues in the current-to-date period increased 13% over the prior year period.  Excluding Indiana, same state portal revenues in the current year-to-date period increased 12% over the prior year period, with same state DMV transaction-based revenues increasing 1% and same state non-DMV transaction-based revenues increasing 25%.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 25%, or approximately $2.6 million, over the prior year quarter.  This increase was attributable to a 14% increase, or approximately $1.5 million, in same state cost of portal revenues, and an 11% increase, or approximately $1.1 million, in cost of portal revenues from our newer state portal businesses in Arizona and West Virginia.

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

Our portal gross profit rate was 47% for the current quarter and 49% in the prior year quarter. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid financial return for our shareholders and delivering value to our government partners through reinvestment in our portals (which we believe also benefits our shareholders).  We currently expect our portal gross profit percentage to range from 45% to 47% in 2008.

Cost of portal revenues for the six months in the current period increased 23%, or approximately $4.8 million, over the prior period.  Of this increase, 13%, or approximately $2.6 million, was attributable to an increase in same state cost of portal revenues, and 10%, or approximately $2.2 million, was primarily attributable to our new Arizona and West Virginia portals.  Our portal gross profit rate for six months in the current year period was 47% compared to 48% in the prior year period, as cost of portal revenues grew at a higher rate (23%) than portal revenues (20%) in the current period, as further discussed above.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by type of business (in thousands), with the corresponding percentage change from the prior year period.

	Three months ended June 30,			Six months ended June 30,
	2008	% Change	2007	2008	% Change	2007
Ethics & elections	$683	11%	$614	$1,368	20%	$1,142
UCC & corporate filings software development	143	(24)%	189	294	(19)%	361
Other	255	305%	63	302	134%	129

Total	$1,081	25%	$866	$1,964	20%	$1,632

Software & services revenues in the current quarter and year-to-date periods increased 25% and 20%, respectively, or approximately $0.2 million and $0.3 million, over the prior year periods.  This increase was primarily attributable to revenues generated from a consulting services engagement with a private company and to increased revenues from a contract renewal with the state of Michigan in our ethics and elections business that enhanced revenues we earn.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter and year-to-date periods increased 7% and 12%, respectively, or approximately $0.4 million and $1.2 million, over the prior year periods.  The increase in selling & administrative expenses in the current quarter is primarily attributable to additional personnel to support and enhance corporate wide information technology security and portal operations, in addition to sales and marketing growth initiatives.  Also, as discussed in Note 5 in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q and in Item 1A, Item 3 and Note 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008, we have been the subject of an informal SEC inquiry of expense reporting by certain officers of our Company and certain potentially related matters.  In connection with the SEC inquiry, a review was undertaken by the Audit Committee of our Board of Directors, with the assistance of outside, independent counsel, which focused on such expense reporting.  The SEC issued a formal order of investigation in the second quarter of 2008.  Selling & administrative expenses for the six-month period ended June 30, 2008 includes approximately $0.5 million of legal fees and other expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review.  We could incur significant legal fees and other expenses in connection with the ongoing SEC investigation.  The remaining year-to-date increase in selling & administrative expenses is primarily attributable to additional personnel across our corporate-level divisions, as further discussed above.

As a percentage of portal revenues, selling & administrative expenses were 24% in the current quarter and year-to-date periods compared to 26% in the prior year periods.  We currently expect selling & administrative costs as a percentage of portal revenue to range from 24% to 25% in 2008.

DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense in the current quarter and year-to-date periods increased 56% and 57%, respectively, or approximately $0.3 million and $0.6 million, over the prior year periods.  The increase was primarily attributable to capital expenditures in the current and prior periods for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment to support and enhance corporate-wide information technology security and portal operations, in addition to capital expenditures for furniture, fixtures and leasehold improvements made in the second half of 2007 for our new corporate headquarters.

As a percentage of portal revenues, depreciation & amortization was 4% in the current quarter and year-to-date periods compared to 3% in the prior year periods.  We currently expect depreciation & amortization expense as a percentage of portal revenues to range from 3% to 4% in 2008, as we will continue to make key information technology infrastructure and security investments to support the long-term expansion of our portal business.

INTEREST INCOME.  Interest income reflects interest earned on our investable cash and investment portfolio. We currently expect interest income in 2008 to continue to be lower than in 2007, primarily because of the declining short-term interest rate environment we are currently experiencing.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities was $8.9 million in the current period as compared to $9.3 million in the prior year period.  The decrease in cash flow from operations in the current period was primarily the result of a year-over-year increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation, offset by an increase in accounts receivable and the timing of payments to certain of our government partners, which affected accounts payable.  We typically see an increase in both accounts receivable and accounts payable in the second quarter of every year due to increases in revenues across our portal businesses as compared to the fourth quarter of the previous year, which is our seasonally lowest quarter due to the smaller number of business days and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods.  While a general increase in revenues in the current period contributed to the overall increase in our accounts receivable (approximately $6.2 million overall), a substantial portion of the increase (approximately $2.2 million) was attributable to an increase in accounts receivable relating to our Indiana portal contract, which was collected during July 2008.

Accounts receivable in the prior year period decreased primarily due to the timing of cash collections related to our Indiana portal contract (approximately $2.8 million) during the second quarter of 2007.  As discussed above, we signed a new contract with the state of Indiana that commenced on July 1, 2006.  The new contract is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project-based pricing for variable services.  As part of the transition process from the old contract to the new contract, we had not yet been paid at the end of 2006 for services performed since July 2006.

Accounts payable in the prior year period decreased by approximately $4.0 million in part due to a $2.5 million payment to the state of Indiana following the execution of the new portal contract discussed above.  In addition, accounts payable in the prior year period decreased in part due to the timing of payments of year-end 2006 tax receipts that were remitted to our government partners in early January 2007.

We had a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses.  These losses generated significant federal and state tax net operating losses, or NOLs.  As a result of our NOL carryforwards, we are not currently paying federal income taxes, with the exception of amounts relating to alternative minimum tax, and are paying income taxes in only certain states.  This positively impacts our operating cash flow and will continue to positively impact our operating cash flow during the NOL carryforward periods.  Based on our current projections, we currently expect to fully utilize our federal NOL carryforwards by the end of 2009.  For the six-month periods ended June 30, 2008 and 2007, combined federal and state income tax payments totaled approximately $0.5 million and $0.6 million, respectively.

Investing Activities

Investing activities in the current period primarily reflect the partial liquidation of our investment portfolio to pay the $15.7 million special cash dividend in February 2008, and $2.2 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office equipment.  In addition, we capitalized approximately $0.4 million of internal use software development costs relating to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.  Cash provided by investing activities in the prior year period primarily reflects the liquidation of our investment portfolio to pay the $46.7 million special cash dividend in February 2007, $1.7 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business.

Financing Activities

Financing activities in the current period primarily reflect payment of the $15.7 million special cash dividend in February 2008, partially offset by receipt of $1.9 million in proceeds from the exercise of employee stock options and $0.3 million in proceeds from our employee stock purchase program.  Financing activities in the prior year period primarily reflect payment of the $46.7 million special cash dividend in February 2007, partially offset by receipt of $0.5 million in proceeds from the exercise of employee stock options and $0.2 million in proceeds from our employee stock purchase program.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three months ended June 30, 2008 and December 31, 2007 were approximately $368.6 million and $303.8 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended June 30, 2008 and December 31, 2007 was 8 and 9, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, decreased to $39.6 million at June 30, 2008 from $49.8 million at December 31, 2007.  Our current ratio, defined as current assets divided by current liabilities, at June 30, 2008 was 1.9 compared to 2.1 at December 31, 2007.  The decrease in our working capital and current ratio was primarily attributable to the $15.7 million special dividend paid out of the Company’s available cash and investments in the current period as further discussed below and in Note 3 in the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q.  Furthermore, we classified our investments in student loan auction rate securities, or SLARS, as long-term investments at June 30, 2008, which decreased our working capital by approximately $6.5 million, as further discussed in Note 1 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

At June 30, 2008, our total cash and short-term investment balance was $41.6 million compared to $55.8 million at December 31, 2007.  As further discussed in Note 1 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q, during January 2008, we began to liquidate our short-term investments portfolio in anticipation of paying a $15.7 million special cash dividend on February 28, 2008.  These securities consist entirely of SLARS, which are currently AAA-rated by one or more credit rating agencies and are secured by pools of student loans partially guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. The auction process is designed to provide a means by which these securities can be sold, and historically has provided a highly liquid market for these securities.  We had successful auctions on our SLARS through mid-February 2008, at which time we had liquidated approximately $11.6 million of our portfolio.  We encountered our first failed auction in mid-February 2008, as the amount of securities submitted for sale in those auctions exceeded the amount of bids, and we have not subsequently had a successful auction related to the remaining $7.0 million par value of these securities we currently hold.  To date we have collected all interest payable on all of our SLARS when due.  The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 22 to 50 years.  We currently expect that we will receive the principal associated with these SLARS through one of the means described above.

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

We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year, for which we currently pay bank fees of 1% of face value per annum.  We had unused outstanding letters of credit totaling approximately $1.3 million at June 30, 2008.  We are not currently required to cash collateralize these letters of credit.  However, even though we currently expect to be profitable in fiscal 2008 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at June 30, 2008 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $4.3 million and would have been classified as restricted cash.

At June 30, 2008, we were bound by performance bond commitments totaling approximately $3.3 million on certain government portal outsourcing contracts.  These performance bonds are collateralized by a $1 million letter of credit.  We have never had any defaults resulting in draws on performance bonds or letters of credit.

Off-Balance Sheet Arrangements, Contractual Obligations and Income Tax Uncertainties

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.  We have income tax uncertainties of approximately $0.7 million at June 30, 2008.  These obligations are classified as other long-term liabilities in our consolidated balance sheet, as resolution is expected to take more than a year.  We estimate that these matters could be resolved in one to three years.  However, the ultimate timing of resolution is uncertain.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  Except for the portion of SFAS No. 157 that addresses nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which has been deferred for one year, we adopted this standard effective January 1, 2008.  The partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.  We are currently evaluating the requirements of SFAS No. 157 that address nonfinancial assets and liabilities and have not yet determined the impact on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities.  SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.  As further discussed above in the Liquidity section of Item 2, our long-term investments consist entirely of student loan auction-rate securities, or SLARS, at June 30, 2008.  Our SLARS are structured with short-term interest rates that are reset through an auction process at 28-day intervals, but with contractual debt maturities that can be well in excess of 22 years.  These securities are currently AAA-rated by one or more credit rating agencies and are secured by pools of student loans partially guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all of the remaining SLARS we currently hold (totaling approximately $7.0 million at par value), as the amount of securities submitted for sale in those auctions exceeded the amount of bids. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security.  However, in certain situations, the maximum rate may be lower if historical average auction rates exceeded defined short-term interest benchmarks.  To date we have collected all interest payable on all of our SLARS.  The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 22 to 50 years.

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

ITEM 4.  CONTROLS AND PROCEDURES

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that material information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following risk factor disclosure is in addition to the disclosure of risks in “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FASTORS” in Part I, Item 1A of NIC’s 2007 Annual Report on Form 10-K filed on March 17, 2008 with the Securities and Exchange Commission, and should be read in conjunction with those disclosures.

The resale of shares of our common stock previously held by the National Information Consortium Voting Trust, or the perception that those sales may occur, might adversely affect our stock price.

The National Information Consortium Voting Trust, which previously owned approximately 34% of our outstanding common stock, was dissolved as of June 20, 2008.  As a result, there will be an increase in the number of shares available for resale in the public market at such time as the shares previously held by the Voting Trust may be traded under applicable securities laws.  Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline or make it more difficult for us to sell equity securities in the future at a time and a price that we consider appropriate.

We could incur substantial losses if one of the commercial banks we use in our operations would happen to fail.

As cash collection and disbursement cycles vary significantly among our businesses, we frequently maintain cash balances in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $100,000.  At June 30, 2008, we held approximately $40.3 million of cash in excess of FDIC limits among 14 banks.  As the fallout from the credit crisis persists, the financial strength of some banks has diminished and may continue to deteriorate.  If one of the banks we use would happen to fail, the potential for financial loss could be material.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           During the second quarter of 2008, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2008	1,829	$7.09	N/A	N/A
June 1, 2008	1,830	$8.07	N/A	N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 6, 2008.  At the meeting, the following matters were voted upon by the shareholders:

1.               The election of eight (8) Directors to serve for the upcoming year;

2.               A proposal to amend the 2006 Amended and Restated Stock Option and Incentive Plan; and

3.               A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2008.

The Board of Directors of the Company is composed of eight (8) members.  The following were the nominees of management voted upon and elected by the holders of the Company’s common stock as of the record date: Jeffery S. Fraser, Harry H. Herington, John L. Bunce, Jr., Art N. Burtscher, Daniel J. Evans, Ross C. Hartley, Alexander C. Kemper, and Pete Wilson.  In the election of the directors, there were 57,023,695 votes “for” Jeffery S. Fraser and 2,275,085 votes “withheld”; 58,280,164 votes “for” Harry H. Herington and 1,018,616 votes “withheld”; 41,122,614 “for” John L. Bunce, Jr. and 18,176,166 votes “withheld”; 35,782,773 votes “for” Art N. Burtscher and 23,516,007 votes “withheld”; 57,841,722 votes “for” Daniel J. Evans and 1,457,058 votes “withheld”; 57,450,534 votes “for” Ross C. Hartley and 1,848,246 votes “withheld”; 57,816,657 votes “for” Alexander C. Kemper and 1,437,123 votes “withheld”; and 57,903,888 votes “for” Pete Wilson and 1,394,892 votes “withheld”.

The total votes cast pertaining to the proposed amendment to the 2006 Amended and Restated Stock Option and Incentive Plan to increase the number of shares of Common Stock which may be issued under the Plan from 9,286,754 to 19,286,754 shares were as follows:  12,336,214 votes “for”, 37,056,673 votes “against” and 77,466 abstained.

The total votes cast pertaining to the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2008 were as follows: 58,672,609 votes “for”, 454,665 votes “against” and 171,506 abstained.

ITEM 6.  EXHIBITS

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

NIC INC.

Dated: August 4, 2008	/s/Stephen M. Kovzan
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