Form 10-Q
period 2008-09-30
NIC INC
filed 2008-11-06
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was 62,774,595.

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

NIC INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$55,510	$38,236
Short-term investments	6,854	17,600
Trade accounts receivable	33,281	28,149
Unbilled revenues	348	720
Deferred income taxes, net	7,033	6,746
Prepaid expenses & other current assets	2,289	2,143
Total current assets	105,315	93,594
Property and equipment, net	6,739	6,110
Deferred income taxes, net	5,190	10,809
Other assets	1,251	863
Total assets	$118,495	$111,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,136	$36,498
Accrued expenses	8,215	6,848
Application development contracts	246	353
Other current liabilities	1,017	99
Total current liabilities	53,614	43,798

Other long-term liabilities	1,036	714
Total liabilities	54,650	44,512

Commitments and contingencies (Notes 1, 2 and 7)	—	—

Shareholders’ equity:
Common stock, no par, 200,000 shares authorized 62,760 and 62,031 shares issued and outstanding	—	—
Additional paid-in capital	153,590	165,934
Accumulated deficit	(89,674)	(98,902)
Accumulated other comprehensive loss	(71)	—
	63,845	67,032
Less treasury stock	—	(168)
Total shareholders’ equity	63,845	66,864
Total liabilities and shareholders’ equity	$118,495	$111,376

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

thousands except for per share amounts

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Portal revenues	$24,147	$20,699	$72,564	$61,177
Software & services revenues	794	859	2,758	2,491
Total revenues	24,941	21,558	75,322	63,668
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	13,502	10,844	39,214	31,718
Cost of software & services revenues, exclusive of depreciation & amortization	541	479	1,681	1,442
Selling & administrative	5,520	5,207	17,305	15,772
Depreciation & amortization	903	632	2,648	1,744
Total operating expenses	20,466	17,162	60,848	50,676
Operating income	4,475	4,396	14,474	12,992
Other income (expense):
Interest income	140	362	583	1,260
Gain on affiliate investments	—	508	—	508
Other expense, net	(5)	—	(24)	—
Total other income (expense)	135	870	559	1,768
Income before income taxes	4,610	5,266	15,033	14,760
Income tax provision	1,550	1,476	5,805	5,472
Net income	$3,060	$3,790	$9,228	$9,288

Basic net income per share	$0.05	$0.06	$0.15	$0.15
Diluted net income per share	$0.05	$0.06	$0.15	$0.15

Weighted average shares outstanding:
Basic	62,724	61,905	62,449	61,776
Diluted	62,971	62,537	62,864	62,255

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

thousands

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Loss	Stock	Total
Balance, January 1, 2008	62,031	$—	$165,934	$(98,902)	$—	$(168)	$66,864
Net income	—	—	—	9,228	—	—	9,228
Unrealized holding loss on investments (Note 1)	—	—	—	—	(71)	—	(71)
Cash dividends on common stock (Note 3)	—	—	(15,709)	—	—	—	(15,709)
Retirement of treasury stock	—	—	(168)	—	—	168	—
Shares surrendered upon vesting of restricted stock to satisfy tax withholdings	(58)	—	(438)	—	—	—	(438)
Stock options exercises and restricted stock vestings	725	—	1,862	—	—	—	1,862
Stock-based compensation	—	—	1,829	—	—	—	1,829
Issuance of common stock under employee stock purchase plan	62	—	280	—	—	—	280
Balance, September 30, 2008	62,760	$—	$153,590	$(89,674)	$(71)	$—	$63,845

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

thousands

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$9,228	$9,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	2,648	1,744
Stock-based compensation expense	1,829	1,260
Application development contracts	(107)	(121)
Deferred income taxes	5,332	5,193
(Gain) on affiliate investments	—	(508)
Loss on disposal of property and equipment	24	—
Impairment loss on property and equipment	—	164
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable	(5,132)	(2,144)
Decrease in unbilled revenues	372	724
(Increase) in prepaid expenses & other current assets	(146)	(277)
(Increase) decrease in other assets	(10)	2
Increase in accounts payable	7,638	2,461
Increase in accrued expenses	929	1,480
Increase (decrease) in other current liabilities	918	(65)
Increase (decrease) in other long-term liabilities	322	(389)
Net cash provided by operating activities	23,845	18,812

Cash flows from investing activities:
Purchases of property and equipment	(3,118)	(2,618)
Capitalized internal use software development costs	(561)	(358)
Purchases of investments	(1,000)	(12,000)
Sales and maturities of investments	11,675	45,008
Proceeds from sale of affiliate	—	508
Net cash provided by investing activities	6,996	30,540

Cash flows from financing activities:
Cash dividends on common stock	(15,709)	(46,730)
Proceeds from employee common stock purchases	280	239
Proceeds from exercise of employee stock options	1,862	806
Net cash (used in) financing activities	(13,567)	(45,685)

Net increase in cash and cash equivalents	17,274	3,667
Cash and cash equivalents, beginning of period	38,236	36,745
Cash and cash equivalents, end of period	$55,510	$40,412
Other cash flow information:
Income taxes paid	$577	$741

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Investments

The Company accounts for investments in debt securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The Company’s investments at September 30, 2008 and December 31, 2007, consisting entirely of student loan auction-rate securities (“SLARS”), were classified as available-for-sale at the time of purchase.  The Company re-evaluates such designation at each reporting date.  Investments are reported at fair value with any unrealized holding gains or losses included in accumulated other comprehensive income or loss, a component of shareholders’ equity, net of tax, until realized.  Realized gains or losses on the sale of investments are determined using the specific-identification method and have not historically been material.

The par and fair values of the Company’s investments were as follows (in thousands):

September 30, 2008			December 31, 2007
Par Value	Unrealized Loss	Fair Value	Par Value	Unrealized Gain (Loss)	Fair Value
$6,925	$(71)	$6,854	$17,600	$—	$17,600

The Company assesses other-than-temporary impairment of its investments in accordance with Financial Accounting Standards Board Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  The Company records an impairment charge to the extent that the carrying value of available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.  For the three- and nine-month periods ended September 30, 2008 and 2007, the Company did not recognize any other-than-temporary impairment charges on its investments.

The Company’s SLARS were structured with short-term interest rates that were reset through an auction process at 28—day intervals, but with contractual debt maturities that could be well in excess of 22 years.  Historically, the Company had the option to liquidate its SLARS whenever the interest rates on these securities were reset.  Accordingly, such securities were classified as short-term at December 31, 2007.  During January 2008, the Company began to liquidate its SLARS at each interest rate reset date in anticipation of paying a special cash dividend of $0.25 per share on February 28, 2008, totaling approximately $15.7 million (see Note 3).  The Company had successful auctions on these securities with scheduled 28-day reset dates through mid-February 2008, at which time the Company had liquidated approximately $11.6 million of its portfolio.  Furthermore, there were successful auctions during January 2008 for each security the Company held at September 30, 2008.  Accordingly, the Company determined that there was no impairment of these investments at December 31, 2007.  The Company encountered its first failed auction in mid-February 2008, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. Subsequently, the Company did not have a successful auction related to the remaining SLARS it held at September 30, 2008.  In the third quarter of 2008, the broker-dealer of the Company’s SLARS made a non-binding offer to repurchase, at par value, all of the Company’s SLARS during the fourth quarter of 2008.  In early October 2008, the broker-dealer repurchased all of the Company’s SLARS at par value.  Given the Company’s intent at September 30, 2008 to have the broker-dealer repurchase its SLARS, and the subsequent repurchase of these securities in early October 2008, the Company classified these securities as short-term at September 30, 2008.

The Company’s SLARS consisted of the following taxable issues (in thousands) at September 30, 2008:

Security (Maturity)	Current Interest Rate	Next Interest Rate Reset Date	Par Value	Fair Value
SLM Student Loan Trust 2003-5 A-9 (6/17/2030)	4.74%	10/06/08	$1,150	$1,138

Missouri Higher Ed Loan Auth 2001 B (6/1/2031)	3.53%	10/07/08	1,000	990

Missouri Higher Ed Loan Auth 2002D (7/1/2032)	2.39%	10/06/08	2,800	2,771

NELNET Education Loan Funding 2003-1 A-6 (7/1/2043)	2.68%	10/28/08	1,000	990

Panhandle Plains Higher Ed Auth 2007 A-4 (8/1/2057)	3.70%	10/01/08	975	965

Total			$6,925	$6,854

At September 30, 2008, the Company’s SLARS were AAA-rated by one or more rating agencies and secured by pools of student loans guaranteed by the U.S. Department of Education under the Federal Family Education Loan Program.

At December 31, 2007, the fair values of the Company’s SLARS were based on market prices and broker-dealer quotes at the reporting date.  Given the absence of quotes from the Company’s broker-dealer and the lack of readily observable market quotes, the Company used a discounted cash flow valuation model that projected the securities to be repurchased by the end of the fourth quarter of 2008 for the determination of fair value at September 30, 2008.  Based on management’s assessment, the Company estimated the fair value of its SLARS to be approximately $6.85 million at September 30, 2008.  The Company recorded an unrealized holding loss of approximately $71,000 in accumulated other comprehensive loss, a component of shareholders’ equity, related to the temporary impairment of its SLARS for the nine-month period ended September 30, 2008.  Because the Company’s SLARS were repurchased at par value in early October 2008, the Company will reverse this unrealized holding loss in the fourth quarter of 2008.  The Company collected all interest payable on all of its SLARS when due.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company’s assets or liabilities required to be measured at fair value on a recurring basis within the valuation hierarchy of SFAS No. 157 consist entirely of its student loan auction-rate securities, or SLARS.  At September 30, 2008, the Company’s SLARS were classified within Level 3 of the fair value hierarchy because there was limited, or no, trading activity due to continued failed auctions and therefore such securities had little, or no, price transparency.  A variety of factors are reviewed and monitored to assess fair value of the Company’s SLARS, as further discussed above under Investments.

The following table presents a reconciliation for all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and nine-month periods ended September 30, 2008 (in thousands):

	Short-term Investments
	Three months ended September 30, 2008	Nine months ended September 30, 2008
Balance, December 31, 2007	$—	$—
Impact of adoption of SFAS No. 157	—	—
Beginning Balance	$6,545	$—
Total gains/(losses) (realized/unrealized):
Included in earnings	—	—
Included in accumulated other comprehensive loss	334	(71)
Purchases, issuances and settlements	—	—
Sales and maturities	(25)	(25)
Transfers in and/or out of Level 3	—	6,950
Balance, September 30, 2008	$6,854	$6,854

As further discussed above under Investments, the broker-dealer of the Company’s SLARS repurchased these securities at par value in early October 2008.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, investments in student loan auction-rate securities, or SLARS, and accounts receivable.  During October 2008, the Federal Deposit Insurance Corporation (“FDIC”) adopted the Temporary Liquidity Guarantee Program to strengthen investor confidence and encourage liquidity in the banking system by providing full coverage on non-interest bearing deposit transaction accounts, regardless of dollar amount, for participating banks through December 31, 2009.  At September 30, 2008, the amount of cash in domestic non-interest bearing commercial checking accounts was approximately $28.9 million, while the amount of cash held in interest-bearing sweep accounts was approximately $26.6 million.  The Company attempts to limit its exposure to credit loss by investing the cash held in its sweep accounts exclusively in U.S. government money market accounts that purchase U.S. agency instruments or direct obligations of the U.S. Treasury.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

The Company is subject to concentration of credit risk and interest rate risk related to its short-term investments, which consisted entirely of SLARS at September 30, 2008. As further discussed above under Investments, the broker-dealer of the Company’s SLARS repurchased these securities at par value in early October 2008.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$3,060	$3,790	$9,228	$9,288
Denominator:
Weighted average shares – basic	62,724	61,905	62,449	61,776
Stock options and restricted stock awards	247	632	415	479
Weighted average shares – diluted	62,971	62,537	62,864	62,255

Basic earnings per share:
Net Income	$0.05	$0.06	$0.15	$0.15
Diluted net income per share:
Net Income	$0.05	$0.06	$0.15	$0.15

Outstanding stock options totaling approximately 20,000 shares for each of the three- and nine-month periods ended September 30, 2008 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods, and would result in the options being anti-dilutive.  Outstanding stock options totaling approximately 0.2 million shares during the three- and nine-month periods ended September 30, 2007 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods, and would result in the options being anti-dilutive.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities.  SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP-EITF 03-6-1).  Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application.  The Company is currently evaluating the requirements of FSP-EITF 03-6-1 and has not yet determined the impact on its consolidated financial statements.

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

At September 30, 2008, the Company was bound by performance bond commitments totaling approximately $3.3 million on certain portal outsourcing contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

The following is a summary of the Company’s twenty-one outsourced state government portal contracts at September 30, 2008:

NIC Subsidiary	Portal Web Site (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
West Virginia Interactive	www.WV.gov (West Virginia)	2007	6/30/2009 (6/30/2010)
NICUSA	www.AZ.gov (Arizona)	2007	6/26/2010 (6/26/2013)
Vermont Information Consortium	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2009
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	1/31/2009 (1/31/2013)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	2/28/2009 (2/28/2012)
Rhode Island Interactive	www.RI.gov (Rhode Island)	2001	8/7/2010 (8/7/2012)
Oklahoma Interactive	www.OK.gov (Oklahoma)	2001	6/30/2009
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA	www.Tennessee.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	6/30/2011 (6/30/2015)
Utah Interactive	www.Utah.gov (Utah)	1999	5/6/2009
Maine Information Network	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2010
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2010 (6/30/2014)
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2010
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

During the third quarter of 2008, the Company received a one-year contract extension from the state of West Virginia and a three-year contract extension from the state of Vermont.  The Company also received a new three-year contract from the state of Kansas, which includes options for the government to extend the contract for two additional two year terms.

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

4.  SHAREHOLDERS’ EQUITY – TREASURY SHARES

During the second quarter of 2008, the Company was informed that the trustees of the National Information Consortium Voting Trust (the “Voting Trust”) dissolved the Voting Trust as of June 20, 2008.  The Voting Trust, which was managed independently of NIC, was established on June 30, 1998 by the original investors of the Company and consisted of 142 beneficiaries.  The Voting Trust held approximately 21.4 million shares of NIC common stock, or approximately 34 percent, of total shares outstanding.  Of this balance, 116,441 shares were held on behalf of the Company by the Voting Trust, and were recorded as treasury stock with an assigned value of $168,000 in the consolidated balance sheets.  During the third quarter of 2008, the Company exchanged its Voting Trust units for the 116,441 shares of NIC common stock and retired these shares.

5. UNCERTAIN TAX POSITIONS

The Company, along with its wholly owned subsidiaries, files a consolidated U.S. federal income tax return and separate income tax returns in many states throughout the U.S.  The Company’s tax returns are not currently under examination by any of these tax authorities.  The Company remains subject to U.S. federal examination for the tax years ended on or after December 31, 2005.  State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Beginning balance	$714	$1,241	$714	$1,119
Additions for tax positions of prior years	1	—	1	—
Reductions for tax positions of prior years	(247)	(511)	(247)	(389)
Settlements	—	—	—	—
Expiration of the statute of limitations	—	—	—	—
Ending balance	$468	$730	$468	$730

All of the Company’s unrecognized income tax benefits would affect the Company’s effective tax rate if recognized.  For the three- and nine-month periods ended September 30, 2008, the liability for unrecognized income tax benefits decreased by approximately $0.2 million for tax years that have closed.  For the three- and nine-month periods ended September 30, 2007, the liability for unrecognized income tax benefits decreased by approximately $0.5 million and $0.4 million, respectively, as the Company considered additional information relating to its uncertain tax positions.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months.  However, the Company does not expect the change to have a significant impact on its results of operations or financial condition.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision in the consolidated statements of income.  At September 30, 2008 and 2007, accrued interest and penalty amounts were not material.

6.  STOCK-BASED COMPENSATION

During the first and second quarters of 2008, the Board of Directors of the Company granted certain management-level employees, executive officers and non-employee directors service-based restricted stock awards totaling 496,774 shares with a grant-date fair value totaling approximately $3.5 million.  Such restricted stock awards vest in cumulative annual installments of 25%.  Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

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

During the third quarter of 2008, the Board of Directors of the Company granted certain non-executive management-level employees service-based restricted stock awards totaling 231,782 shares with a grant-date fair value totaling approximately $1.8 million.  Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%.  Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income for the three- and nine-month periods ended September 30 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Selling & administrative	$407	$259	$1,212	$916
Cost of portal revenues, exclusive of depreciation & amortization	183	97	528	293
Cost of software & services revenues, exclusive of depreciation & amortization	11	3	21	14
Stock-based compensation expense before income taxes	601	359	1,761	1,223
Income tax benefit	235	140	688	477
Net stock-based compensation expense	$366	$219	$1,073	$746

7.  COMMITMENTS AND CONTINGENCIES

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended September 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2008
Revenues	$24,147	$794	$—	$24,941

Costs & expenses	14,319	411	4,833	19,563
Depreciation & amortization	782	24	97	903
Operating income (loss)	$9,046	$359	$(4,930)	$4,475

2007
Revenues	$20,699	$859	$—	$21,558

Costs & expenses	11,743	541	4,246	16,530
Depreciation & amortization	594	6	32	632
Operating income (loss)	$8,362	$312	$(4,278)	$4,396

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended September 30 (in thousands):

	2008	2007
Total operating income for reportable segments	$4,475	$4,396
Interest income	140	362
Gain on affiliate investments	—	508
Other expense, net	(5)	—

Consolidated income before income taxes	$4,610	$5,266

The table below reflects summarized financial information concerning the Company’s reportable segments for the nine months ended September 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2008
Revenues	$72,564	$2,758	$—	$75,322

Costs & expenses	42,440	2,282	13,478	58,200
Depreciation & amortization	2,314	66	268	2,648
Operating income (loss)	$27,810	$410	$(13,746)	$14,474

2007
Revenues	$61,177	$2,491	$—	$63,668

Costs & expenses	34,619	1,646	12,667	48,932
Depreciation & amortization	1,632	17	95	1,744
Operating income (loss)	$24,926	$828	$(12,762)	$12,992

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the nine months ended September 30 (in thousands):

	2008	2007
Total operating income for reportable segments	$14,474	$12,992
Interest income	583	1,260
Gain on affiliate investments	—	508
Other expense, net	(24)	—

Consolidated income before income taxes	$15,033	$14,760

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this Quarterly Report on Form 10-Q regarding NIC and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties.   Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008 and in this Quarterly Report on Form 10-Q.  In addition, we will not necessarily update the information in this Quarterly Report on Form 10-Q if any forward-looking statement later turns out to be inaccurate.  Management continuously updates and revises these estimates and assumptions based on actual conditions experienced.  However, it is not practicable to publish all revisions and, as a result, no one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future.  Investors are cautioned not to put undue reliance on any forward-looking statement.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements.  These include, among others, the success of the Company in signing contracts with new states and government agencies, including continued favorable government legislation; NIC’s ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; and general economic conditions (including recent developments in the credit markets and in general economic conditions) and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I,  “RISK FACTORS” in Part I, Item 1A of NIC’s 2007 Annual Report on Form 10-K filed on March 17, 2008 with the SEC and “RISK FACTORS” in Part II, Item 1A of this Form 10-Q.  Investors should read all of these discussions of risks carefully.

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

Our software & services businesses

Ethics & elections

Our ethics & elections business derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided.  At September 30, 2008, our ethics & elections business was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.

UCC and corporate filings

Our UCC and corporate filings software development business derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method.  At September 30, 2008, this business was primarily engaged in servicing its contract with the California Secretary of State and no longer markets its applications and services in respect of new engagements.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008, except as follows:

Valuation of Investments

At September 30, 2008, our short-term investments consisted entirely of student loan auction-rate securities, or SLARS.  As further discussed in Note 1 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q, due to the absence of quotes from our broker-dealer and the lack of readily observable market quotes, we used a discounted cash flow valuation model to estimate the fair value of our SLARS at September 30, 2008.  This valuation model includes assumptions such as assessments of expected cash flows, discount rates and workout periods.  These assumptions and assessments are subject to uncertainties, are difficult to predict and require significant judgment.  The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

We assess other-than-temporary impairment of short-term investments in accordance with FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This assessment requires significant judgment.  In making this determination, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments.  If the cost of an investment exceeds its fair value, we evaluate general market conditions, earnings performance, credit rating, asset quality, and other key measures for our investments.  We also consider the duration and extent to which the fair value has been less than cost, and our ability and intent to hold the investment to recovery.  Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded, a loss is recognized in our consolidated statements of income and a new cost basis in the investment is established.  We have not recorded any other-than-temporary impairments on our investments.

As further discussed in Note 1 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q, our SLARS, totaling approximately $6.9 million, were repurchased by the broker-dealer of our SLARS at par value in early October 2008.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and nine-month periods ended September 30, 2008 and 2007.  This discussion and analysis should be read in conjunction with our unaudited consolidated interim financial statements and the related notes included in this Form 10-Q.

	Three months ended September 30,		Nine months ended September 30,
Key Financial Metrics	2008	2007	2008	2007
Revenue growth – outsourced portals	17%	20%	19%	18%
Same state revenue growth – outsourced portals	10%	19%	12%	16%
Recurring portal revenue %	94%	94%	92%	94%
Gross profit % - outsourced portals	44%	48%	46%	48%
Selling & administrative expenses as % of portal revenues	23%	25%	24%	26%
Operating income margin % (operating income as a % of portal revenues)	19%	21%	20%	21%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands) with the corresponding percentage change from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
	2008	% Change	2007	2008	% Change	2007
DMV transaction-based	$11,745	5%	$11,171	$35,445	5%	$33,906
Non-DMV transaction-based	8,800	23%	7,128	25,427	25%	20,409
Software development & portal management	3,602	50%	2,400	11,692	70%	6,862

Total	$24,147	17%	$20,699	$72,564	19%	$61,177

Portal revenues in the current quarter increased 17%, or approximately $3.4 million, over the prior year quarter.  This increase was mainly attributable to a 10% increase, or approximately $1.9 million, in same state portal revenues (outsourced portals in operation and generating recurring revenues for two full periods), and a 7% increase, or approximately $1.5 million, in revenues from our newer portals, including Arizona ($1.1 million), which began to generate revenues in October 2007, and West Virginia ($0.4 million), which began to generate DMV revenues in February 2008.  Same state portal revenues in the current quarter increased 10% over the prior year quarter due to increased transaction revenues from our Alabama, Colorado, Hawaii, Idaho, and Oklahoma portals, among others.

Our Indiana portal subsidiary operates under a long-term contract with the state of Indiana that is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project-based pricing for variable services, rather than transaction-based revenues for DMV and non-DMV services.  Excluding Indiana, same state portal revenues in the current quarter increased 11% over the prior year quarter, with same state DMV transaction-based revenues increasing 2% and same state non-DMV transaction-based revenues increasing 26% (primarily due to the addition of several new revenue generating applications in existing portals).  Our same state revenue growth in the current quarter was lower than the growth we achieved in the prior year quarter primarily due to decreases in same state DMV and non-DMV transaction-based revenue growth.  Same state DMV revenue growth in the current quarter was 2% compared to 11% in the prior year quarter. The higher growth in the prior year quarter was primarily due to the effect of DMV price increases in three of our portal states that went into effect in late 2006.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.  Same state non-DMV transaction based revenue growth was 31% in the prior year quarter.

Portal revenues for the nine months in the current period increased 19%, or approximately $11.4 million, over the prior year period.  Of this increase, 12%, or approximately $7.0 million, was attributable to an increase in same state portal revenues and 7%, or approximately $4.4 million, was attributable to our new portals including Vermont ($0.3 million), which began to generate revenues in March 2007, Arizona ($3.0 million), and West Virginia ($1.1 million).  Consistent with our results in the current quarter, same state portal revenues in the current-to-date period increased 12% over the prior year period.  Excluding Indiana, same state portal revenues in the current year-to-date period increased 12% over the prior year period, with same state DMV transaction-based revenues increasing 1% and same state non-DMV transaction-based revenues increasing 26%.

COST OF PORTAL REVENUES.  Cost of portal revenues for the current quarter increased 25%, or approximately $2.7 million, over the prior year quarter.  This increase was attributable to a 15% increase, or approximately $1.6 million, in same state cost of portal revenues, and a 10% increase, or approximately $1.1 million, in cost of portal revenues from our newer state portal businesses in Arizona and West Virginia.

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

Our portal gross profit rate was 44% for the current quarter and 48% in the prior year quarter, as cost of portal revenues grew at a higher rate (25%) than portal revenues (17%) in the current quarter. The decrease in our portal gross profit rate in the current quarter was partially attributable to lower startup margins in our two newest portals, Arizona and West Virginia.  We carefully monitor our portal gross profit percentage to strike the balance between generating a solid financial return for our shareholders and delivering value to our government partners through reinvestment in our portals (which we believe also benefits our shareholders).

Cost of portal revenues for the nine months in the current period increased 24%, or approximately $7.5 million, over the prior period.  Of this increase, 13%, or approximately $4.2 million, was attributable to an increase in same state cost of portal revenues, and 11%, or approximately $3.3 million, was primarily attributable to our new Arizona and West Virginia portals.  Our portal gross profit rate for nine months in the current year period was 46% compared to 48% in the prior year period.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by type of business (in thousands), with the corresponding percentage change from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
	2008	% Change	2007	2008	% Change	2007
Ethics & elections	$565	(11)%	$637	$1,933	9%	$1,779
UCC & corporate filings software development	147	(16)%	174	441	(18)%	535
Other	82	70%	48	384	117%	177

Total	$794	(8)%	$859	$2,758	11%	$2,491

Software & services revenues in the current quarter decreased 8%, or approximately $0.1 million, over the prior year quarter.  On a year-to-date basis, software & services revenues increased 11%, or approximately $0.3 million, due primarily to revenues generated from a consulting services engagement with a private company and to increased revenues from a contract renewal with the state of Michigan in our ethics and elections business that enhanced revenues we earn.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter and year-to-date periods increased 6% and 10%, respectively, or approximately $0.3 million and $1.5 million, over the prior year periods.  The increase in selling & administrative expenses in the current quarter is primarily attributable to an increase in stock-based compensation expense of approximately $0.2 million due to restricted stock awards granted to certain management-level employees, executive officers and non-employee directors during 2008 and increased salary expense for additional personnel to support and enhance corporate wide information technology security and portal operations, in addition to sales and marketing growth initiatives.  Also, as discussed in Note 7 in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q and in Item 1A, Item 3 and Note 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008, we have been the subject of an informal SEC inquiry of expense reporting by certain officers of our Company and certain potentially related matters.  In connection with the SEC inquiry, a review was undertaken by the Audit Committee of our Board of Directors, with the assistance of outside, independent counsel, which focused on such expense reporting.  The SEC issued a formal order of investigation in the second quarter of 2008.  Selling & administrative expenses for the nine-month period ended September 30, 2008 includes approximately $0.5 million of legal fees and other expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review.  We could incur significant legal fees and other expenses in connection with the ongoing SEC investigation.  Selling & administrative expenses for the nine-month period ended September 30, 2007 includes approximately $0.5 million of legal fees and other expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review.  The remaining year-to-date increase in selling & administrative expenses is primarily attributable to an increase in stock-based compensation expense of approximately $0.3 million and salary expense for additional personnel across our corporate-level divisions, as further discussed above.

As a percentage of portal revenues, selling & administrative expenses were 23% and 24% in the current quarter and year-to-date periods, respectively, compared to 25% and 26% in the prior year quarter and year-to-date periods, respectively.

DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense in the current quarter and year-to-date periods increased 43% and 52%, respectively, or approximately $0.3 million and $0.9 million, over the prior year periods.  The increase was primarily attributable to capital expenditures in the current and prior periods for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment to support and enhance corporate-wide information technology security and portal operations, in addition to capital expenditures for furniture, fixtures and leasehold improvements made in the second half of 2007 for our new corporate headquarters.

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

GAIN (LOSS) ON AFFILIATE INVESTMENTS. Results of operations for the nine months ended September 30, 2007 include a $0.5 million gain on the sale of our remaining investment in e-Government Solutions Limited, a private joint venture based in London, England.

INCOME TAXES. Our effective tax rate for the three- and nine-month periods ended September 30, 2008 was lower than the amount customarily expected due to the effect of a decrease in the liability for uncertain tax positions totaling approximately $0.2 million, as further discussed in Note 5 to the Unaudited Consolidated Financial Statements included in this Form 10-Q.  Our effective tax rate for the three- and nine-month periods ended September 30, 2007 was lower than the amount customarily expected due to the effect of decreases in the liability for uncertain tax positions totaling approximately $0.5 million and $0.4 million, respectively, as further discussed in Note 5 to the Unaudited Consolidated Financial Statements included in this Form 10-Q .

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities was $23.8 million in the current period as compared to $18.8 million in the prior year period.  The increase in cash flow from operations in the current period was primarily the result of a year-over-year increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation, and the timing of payments to certain of our government partners, which affected accounts payable, offset by an increase in accounts receivable.  We typically see an increase in both accounts receivable and accounts payable in the third quarter of every year due to increases in revenues across our portal businesses as compared to the fourth quarter of the previous year, which is our seasonally lowest quarter due to the smaller number of business days and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods. A general increase in revenues in the current period contributed to the overall increase in our accounts receivable (approximately $5.1 million) and our accounts payable ($7.6 million).  The increase in accounts payable in 2008 was also attributable to the timing of cash payments associated with excise tax filing applications, most notably in Hawaii (which increased accounts payable $5.7 million in 2008 versus $0.7 million during 2007).

We had a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses.  These losses generated significant federal and state tax net operating losses, or NOLs.  As a result of our NOL carryforwards, we are not currently paying federal income taxes, with the exception of amounts relating to alternative minimum tax, and are paying income taxes in only certain states.  This positively impacts our operating cash flow and will continue to positively impact our operating cash flow during the NOL carryforward periods.  Based on our projections, we currently expect to fully utilize our federal NOL carryforwards by the end of 2009.  For the nine-month periods ended September 30, 2008 and 2007, combined federal and state income tax payments totaled approximately $0.6 million and $0.7 million, respectively.

Investing Activities

Investing activities in the current period primarily reflect the partial liquidation of our investment portfolio to pay the $15.7 million special cash dividend in February 2008, and $3.1 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office equipment.  In addition, we capitalized approximately $0.6 million of internal use software development costs relating to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.  Cash provided by investing activities in the prior year period primarily reflects the liquidation of our investment portfolio to pay the $46.7 million special cash dividend in February 2007, partially offset by investment purchases of $12.0 million and $2.6 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office equipment, in addition to corporate-wide spending on information technology security.

Financing Activities

Financing activities in the current period primarily reflect payment of the $15.7 million special cash dividend in February 2008, partially offset by the receipt of $1.9 million in proceeds from the exercise of employee stock options and $0.3 million in proceeds from our employee stock purchase program.  Financing activities in the prior year period primarily reflect payment of the $46.7 million special cash dividend in February 2007, partially offset by the receipt of $0.8 million in proceeds from the exercise of employee stock options and $0.2 million in proceeds from our employee stock purchase program.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three months ended September 30, 2008 and December 31, 2007 were approximately $337.3 million and $303.8 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for each of the three-month periods ended September 30, 2008 and December 31, 2007 was 9 days.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, increased to $51.7 million at September 30, 2008 from $49.8 million at December 31, 2007.  Our current ratio, defined as current assets divided by current liabilities, at September 30, 2008 was 2.0 compared to 2.1 at December 31, 2007.

At September 30, 2008, our total cash and short-term investment balance was $62.4 million compared to $55.8 million at December 31, 2007.  We believe that our currently available liquid resources, coupled with the unused portion of our line of credit of approximately $8.7 million and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and current growth initiatives for at least the next twelve months without the need of additional capital.  However, we may need to raise additional capital within the next twelve months to further:

•	fund operations if unforeseen costs arise;

•	support our expansion into other states and government agencies beyond what is contemplated if unforeseen opportunities arise;

•	expand our product and service offerings beyond what is contemplated if unforeseen opportunities arise;

•	respond to unforeseen competitive pressures; and

•	acquire technologies beyond what is contemplated.

Any projections of future earnings and cash flows are subject to substantial uncertainty. If our cash, investments and cash generated from operations and the unused portion of our line of credit are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or issue debt securities.  The sale of additional equity securities could result in dilution to the Company’s shareholders.  Recently, credit and capital markets have experienced unusual volatility and disruption, and equity and debt financing have become more expensive and difficult to obtain.  There can be no assurance that any additional financing would be available in amounts or on terms acceptable to the Company, if at all.

We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year, for which we currently pay bank fees of 1% of face value per annum.  We had unused outstanding letters of credit totaling approximately $1.3 million at September 30, 2008.  We are not currently required to cash collateralize these letters of credit.  However, even though we currently expect to be profitable in fiscal 2008 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at September 30, 2008 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $4.3 million and would have been classified as restricted cash.

At September 30, 2008, we were bound by performance bond commitments totaling approximately $3.3 million on certain government portal outsourcing contracts.  These performance bonds are collateralized by a $1 million letter of credit.  We have never had any defaults resulting in draws on performance bonds or letters of credit.

Off-Balance Sheet Arrangements, Contractual Obligations and Income Tax Uncertainties

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.  We have income tax uncertainties of approximately $0.5 million at September 30, 2008.  These obligations are classified as other long-term liabilities in our consolidated balance sheet, as resolution is expected to take more than a year.  We estimate that these matters could be resolved in one to three years.  However, the ultimate timing of resolution is uncertain.

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP-EITF 03-6-1).  Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application.  We are currently evaluating the requirements of FSP-EITF 03-6-1 and have not yet determined the impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.  As further discussed above under Investments, our short-term investments consisted entirely of student loan auction-rate securities, or SLARS, at September 30, 2008.  We collected all interest payable on all of our SLARS.  During early October 2008, the broker-dealer of our SLARS repurchased all of our SLARS at par value, which totaled approximately $6.9 million.

Our cash equivalents and short-term investments portfolio are subject to market risk due to changes in interest rates.  Cash held in sweep accounts are invested exclusively in U.S. government money market accounts that purchase U.S. agency instruments or direct obligations of the U.S. Treasury.  Interest rates related to these floating rate securities may produce less income than expected if interest rates fall.  Current yields associated with these securities have been decreasing due to the increased demand for more conservative investments in light of the current credit crisis.  Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates, but is not expected to materially impact results of operations.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The National Information Consortium Voting Trust, which previously owned approximately 34% of our outstanding common stock, was dissolved as of June 20, 2008.  As a result, there will be an increase in the number of shares available for resale in the public market at such time as the shares previously held by the Voting Trust may be traded under applicable securities laws.  We have sought interpretive advice from the SEC as to whether beneficiaries of the Voting Trust may publicly resell their shares without restriction prior to the end of the six-month holding period after dissolution of the Voting Trust.  At such time as we receive favorable interpretive advice from the SEC or, if we do not receive a favorable response from the SEC, at the end of the six-month period, the shares held by beneficiaries of the Voting Trust who are not affiliates of the Company should be freely tradable under SEC Rule 144.  Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline or make it more difficult for us to sell equity securities in the future at a time and a price that we consider appropriate.

In the event that we need debt financing in the future, recent uncertainty in the credit markets could affect our ability to obtain debt financing on reasonable terms.

Although we do not currently need debt financing, in the event we were to require debt financing in the future, the severe dislocations and liquidity disruptions in the credit markets could materially impact our ability to obtain debt financing on reasonable terms. The inability to access debt financing on reasonable terms could materially impact our ability to make acquisitions or materially expand our business in the future.

A prolonged economic slowdown or lengthy or severe recession could harm our operations.

A prolonged economic downturn or recession could materially impact our operations to the extent it results in reduced demand for Web-based access to governmental services.  If current market and economic conditions persist or deteriorate, we may experience adverse impacts on our business, results of operations and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  During the third quarter of 2008, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 24, 2008	1,271	$7.48	N/A	N/A

July 31, 2008	32,300	$7.66	N/A	N/A

August 1, 2008	18,714	$7.38	N/A	N/A

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

NIC INC.

Dated: November 6, 2008	/s/Stephen M. Kovzan
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