Form 10-K
period 2008-12-31
NIC INC
filed 2009-03-13
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from                     to

Commission file number 000-26621
___________
NIC INC.
(Exact name of registrant as specified in its charter)
Colorado	52-2077581
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25501 West Valley Parkway, Suite 300, Olathe, Kansas 66061
(Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (877) 234-3468

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None
___________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2008, was approximately $329,285,000 (based on the closing price for shares of the registrant's common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes.

     On February 28, 2009, 62,793,033 shares of the registrant's common stock, no par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be issued in connection with its Annual Meeting of Shareholders to be held in 2009 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS
NIC INC.
FORM 10-K ANNUAL REPORT

PART I

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this Annual Report on Form 10-K regarding NIC and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of NIC’s or management's intentions, hopes, beliefs, expectations or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. No one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting competition issues discussed on page [XX], the other specific risk factors discussed on pages [XX to XX], and commitments and contingencies described in Notes 2, 3, 7 and 8 to the consolidated financial statements included in this Form 10-K. Other factors not presently identified may also cause actual results to differ.

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

FREQUENTLY USED TERMS

     In this Annual Report on Form 10-K, we use the terms “NIC,” “the Company,” “we”, “our,” and “us” to refer to NIC and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. We use the term “eGovernment” to refer to electronic government, and we use the term “portal” to refer to an official government Web site outsourced to NIC. We also use the term “partner” to refer to our government clients, with which we have contractual relationships for eGovernment services.

ITEM 1. BUSINESS

Business Overview

     NIC is a provider of eGovernment services that helps governments use the Internet to increase internal efficiencies and provide a higher level of service to businesses and citizens. We accomplish this currently through two divisions: our portal outsourcing businesses and our software & services businesses. In our primary portal outsourcing business, we enter into long-term contracts with governments to design, build and operate Web-based portals on their behalf. These portals consist of Web sites and applications we have built that allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver's license records or filing a government-mandated form or report. Our self-funding business model is one where we absorb the costs to build the portal's technical infrastructure and develop eGovernment services. After the applications have launched, we and our government partners share a portion of the fees generated from electronic transactions. This allows us to reduce our government partners' financial and technology risks and generate revenues by sharing in the fees we collect from eGovernment transactions. Our government partners benefit through gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient and more cost-effective means to interact with governments.

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

     Our software & services businesses primarily include our Uniform Commercial Code (“UCC”) and corporate filings software development and ethics & elections businesses. Our UCC and corporate filings software development business, NIC Conquest, is primarily a provider of software applications and services for electronic filings and document management solutions for the California Secretary of State and is not actively marketing its applications and services in respect of new engagements. We offer UCC applications through several of our state portals, typically through the Secretary of State’s office; however, transactional revenues associated with these applications are not associated with NIC Conquest and are included in portal revenues. Our ethics & elections business, NIC Technologies, designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies. Currently, our ethics & elections business is primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.

Segment Information

     Our two reportable segments consist of our portal outsourcing segment and software & services segment. The portal outsourcing segment includes our subsidiaries that operate outsourced government portals and the corporate divisions that support portal operations. The software & services segment primarily includes our UCC and corporate filings software development business with the California Secretary of State and our ethics & elections business with the Federal Election Commission and the state of Michigan. For additional information relating to our reportable segments, refer to Note 12 in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Growth of the Internet, electronic commerce and eGovernment

     The Internet is a global medium that enables millions of people worldwide to share information, communicate and conduct business electronically. According to Internet WorldStats.com, 1.4 billion people worldwide had Internet access in 2008. According to eMarketer, 194 million people in the U.S. regularly used the Internet in 2008, and eMarketer expects this number to grow to 200 million in 2009.

     Penetration of personal computers also continues to rise. According to Forrester Research, the number of personal computers in use globally will grow to 1.3 billion units by 2010. Mature markets, including North America, Europe, and Asia-Pacific, will have added 150 million new personal computers by the end of this decade, while emerging markets will have increased personal computer penetration by 572 million units.

     Access to high-speed Internet services provides users with a more responsive Web browsing experience. eMarketer estimates there were 312 million households with access to broadband services worldwide in 2007 and estimates this number will jump to 534 million by 2012. In the U.S. alone, eMarketer estimates there were 66 million households with access to broadband services in 2007, and believes this number will grow to 94 million in 2012.

     The volume of electronic commerce has grown in parallel with the Internet itself. eMarketer estimates that the total value of non-travel eCommerce spending in the United States surpassed $136 billion in 2008, up more than 10 percent from 2007.

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

  the financial, operational and technological risks of moving from older, established technologies to rapidly evolving Internet technologies;

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

What We Provide to Governments

     In our core portal outsourcing segment, we provide Internet-based eGovernment services that meet the needs of governments, businesses and citizens. The key elements of our service delivery are:

Customer-focused, one-stop government portal

     Using our marketing and technical expertise and our government experience, we develop, build and operate portals for our government partners that are designed to meet their needs as well as those of the businesses and citizens they serve. Our portals are designed to create a single point of presence on the Internet that allows businesses and citizens to reach the Web site of every government agency in a specific jurisdiction from one online location. We strive to employ a common look and feel in the Web sites of all government agencies associated with our government portals and make them useful, appealing and easy to use. In addition to developing and managing the government portal, we develop applications that allow businesses and citizens to complete processes that have traditionally required separate offline interaction with several different government agencies. These applications also permit businesses and citizens to conduct transactions with government agencies and to obtain information 24 hours per day and seven days per week. We also help our government partners to generate awareness and educate businesses and citizens about the availability and potential benefits of eGovernment services.

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

Government Contracts

Our portal outsourcing businesses

     Through our portal outsourcing businesses, we currently have contracts with 21 state governments. At December 31, 2008, we maintained outsourced government portal service contracts with the following portals:

		Year Services	Contract Expiration Date
NIC Subsidiary	Portal Web Site (State)	Commenced	(Renewal Options Through)
West Virginia Interactive	www.WV.gov (West Virginia)	2007	6/30/2009 (6/30/2010)
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2010 (6/26/2013)
Vermont Information Consortium	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2009
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	3/31/09 (1/31/2013)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	2/28/2010 (2/28/2012)
Rhode Island Interactive	www.RI.gov (Rhode Island)	2001	8/7/2010 (8/7/2012)
Oklahoma Interactive	www.OK.gov (Oklahoma)	2001	6/30/2009
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	6/30/2011 (6/30/2015)
Utah Interactive	www.Utah.gov (Utah)	1999	5/6/2009
Maine Information Network	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2010
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2010 (6/30/2014)
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2010
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

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

     We also enter into separate agreements with various agencies and divisions of our government partners for the sale of electronic access to public records and to conduct other transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services we provide and the amounts we must remit to the agency. These terms are then submitted to the policy-making and fee approval board for approval. Generally, our contracts provide that the amount of any fees we retain to provide us with a reasonable return or profit is set by governments. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by NIC, or to the amounts charged for the services offered, could adversely affect the profitability of the respective contract to NIC. We do, however, have the ability to control our expenses.

     Any renewal of these contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passing legislation. Six contracts under which we provide portal outsourcing services can be terminated without cause on a specified period of notice. Collectively, revenues generated from contracts that can be terminated without cause represented 30% of our portal revenues for the year ended December 31, 2008. In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Indiana, Colorado, Utah, Virginia, Tennessee, Arkansas or Kentucky, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues.

Our software & services businesses

UCC and corporate filings software development

     Our UCC and corporate filings software development business, NIC Conquest, primarily provides software applications and services for electronic filings and document management solutions for the California Secretary of State and is not actively marketing its applications and services for any new engagements.

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

     Some of the online services we currently offer in different jurisdictions include:

Product or Service	Description	Primary Users
Driver's License Records Retrieval	For those legally authorized businesses, this service offers controlled instant look-up of driving records. Includes commercial licenses.	Insurance companies

Vehicle Title, Lien & Registration	Provides controlled interactive title, registration and lien database access. Permits citizens to renew their vehicle registrations online.	Insurance companies, lenders, citizens

LIAB (Lobbyist in a Box)	Allows the user to monitor state legislative activity. Users can tag bills by key word or bill number, and LIAB will send an e-mail when a change occurs in the status of the bill. Legislative activity can be monitored via wireless access.	Attorneys, lobbyists

Health Professional License Services	Allows users to search databases on several health professions to verify license status.	Hospitals, clinics, health insurers, citizens

Secretary of State Searches	Allows users to access filings of corporations, partnerships and other entities, including charter documents.	Attorneys, lenders

Uniform Commercial Code (UCC) Searches and Filings	Permits searches of the UCC database to verify financial liens, and permits filings of secured financial documents.	Attorneys, lenders

Professional License Renewal	Permits professionals to renew their licenses online using a credit card.	Attorneys, doctors, nurses, architects and other licensed professionals

Driver’s License Renewal	Permits citizens to renew their driver’s license online using a credit card.	Citizens

Limited Criminal History Searches	For those legally authorized, provides users with the ability to obtain a limited criminal history report on a specified individual.	Schools, governments, human resource professionals, nonprofits working with children or handicapped adults

Income and Property Tax Payments	Allows users to file and pay for a variety of state and local income and property taxes.	Businesses and citizens

Hunting and Fishing Licenses	Permits citizens to obtain and pay for outdoor recreation licenses over the Internet or from point-of-purchase retail kiosks.	Citizens

Business Registrations and Renewals	Allows business owners to search for and reserve a business name, submit and pay for the business registration, and renew the business registration on an annual basis.	Businesses

     In addition to these services, we also provide customer service and support. Our customer service representatives serve as a liaison between our government partners and businesses and citizens. In many of the portals we operate, customer service representatives are available 24 hours a day, seven days a week.

Revenues

     In our outsourced portal businesses, we currently derive revenue from three main sources: transaction-based fees, time and materials-based fees for application development and fixed fees for portal management services.

     In most of our outsourced portal businesses, the majority of our revenues are generated from transactions, which generally include the collection of transaction-based and subscription fees from users. The highest volume, most commercially valuable service we offer is access to motor vehicle records through our insurance industry records exchange network. This service accounted for approximately 59% of our portal revenues in 2006, 54% in 2007 and 48% in 2008. ChoicePoint, which resells these records to the auto insurance industry, accounted for approximately 47% of portal revenues in 2006, 40% in 2007 and 33% in 2008. Transaction-based revenues accounted for approximately 92% of our outsourced portal revenues in 2006, 88% in 2007 and 84% in 2008. Fees for application development accounted for approximately 5% of our outsourced portal revenues in 2006, 6% in 2007 and 8% in 2008. Fixed fees for portal management accounted for approximately 3% of our outsourced portal revenues in 2006, 6% in 2007 and 8% in 2008.

     Our portal operations in the state of Indiana accounted for approximately 14% of our portal revenues in 2006 and 11% of our portal revenues in 2007 and 2008. Our portal operations in the state of Indiana accounted for approximately 13% of our consolidated revenues in 2006, 11% of our consolidated revenues in 2007 and 10% of our consolidated revenues in 2008. No other state portal accounted for more than 10% of portal or consolidated revenues during the last three years.

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

     Although each government's unique political and economic environment drives different marketing and development priorities, we have found many of our core applications to be relevant across multiple jurisdictions. Each of our outsourced portal businesses has a director of marketing and additional marketing staff that meet regularly with government, business and consumer representatives to discuss potential new services. We also promote the use of our library of over 1,700 unique revenue-generating eGovernment services to existing and new customers through speaking engagements and targeted advertising to organizations for professionals, including lawyers, bankers and insurance agents that have a need for regular interaction with government. We identify services that have been developed and implemented successfully for one government and replicate them in other jurisdictions.

Technology and Operations

     Over the past 16 years, we have made substantial investments in the development of Internet-based applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the Internet, Internet security, Web-to-legacy system integration, Web-to-mainframe integration, database design, Web site administration and Web page development. Within this scope, we have developed and implemented a comprehensive Internet portal framework for governments, and a broad array of stand-alone products and services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored portal services that keep our partners on the forefront of eGovernment.

     Each of our government partners has unique priorities and needs in the development of its eGovernment services. More than half of our employees work in the Internet services and application development and technology operations areas, and most are focused on a single government partner's application needs. Our employees develop an understanding of a specific government's application priorities, technical profiles and information technology personnel and management. At the same time, all of our development directors are trained by experienced technical staff from our other operations on our standard technical framework, and there is frequent communication and cooperation, which ensures that our government partners can make use of the most advanced eGovernment services we have developed throughout our organization.

     Most of our portals and applications are physically hosted in each jurisdiction in which we operate on servers that we own or lease. Certain of our portals and applications are hosted at a central data facility operated by a third party, with backup at a similar facility in another location. We also provide links to sites that are maintained by government agencies or organizations that we do not manage. Our businesses provide uninterrupted online service 24 hours per day and seven days a week, and our operations maintain thorough backup, security and disaster recovery procedures.

     History has proven that our systems and applications are scalable and can easily be replicated from one government entity to another. We focus on sustaining low-overhead operations, with all major investments driven by the objective of deploying the highest value-added technology and applications to each operation.

     Finally, we have designed our government portals and applications to be compatible with virtually any existing system and to be rapidly deployable. To enable speed and efficiency of deployment, we license commercially available technology whenever possible and focus on the integration and customization of these off-the-shelf hardware and software components when necessary. While we expect that commercially licensed technology will continue to be available at reasonable costs, there can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party technology and applications for future services. While we do not believe that one individual technology or application we license is material to our business, changes in or the loss of third party licenses could lead to a material increase in the costs of licensing or to our products becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development or procurement costs in an attempt to ensure continued performance of our services.

     We regard our intellectual property as important to our success. We rely on a combination of nondisclosure and other contractual arrangements with governments, our employees, subcontractors and other third parties, copyrights and privacy and trade secret laws to protect and limit the distribution of the proprietary software applications, documentation and processes we have developed in connection with the eGovernment services we offer.

Competition

     We believe that the principal factors upon which our businesses compete are:

  our unique understanding of government needs;

  the quality and fit of eGovernment services;

  the speed and responsiveness to the needs of businesses and citizens; and

  cost-effectiveness.

     We believe we compete favorably with respect to the above-listed factors. In most cases, the principal substitute for our services is a government-designed and managed service that integrates other vendors' technologies, products and services. Companies that have expertise in marketing and providing technical electronic services to government entities compete with us by further developing their services and increasing their focus on this segment of their business. Examples of companies that may compete and/or currently compete with us are the following:

  large systems integrators, including CGI and Unisys;

  traditional software applications developers, including Microsoft and Oracle; and

  traditional consulting firms, including IBM Global Services, BearingPoint, and Accenture.

Seasonality

     The use of some of our eGovernment services is seasonal, particularly the accessing of drivers' records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the lower number of business days in this quarter and a lower volume of transactions during the holiday period.

Employees

     As of December 31, 2008, we had 473 full-time employees, of which 68 were working in corporate operations, 389 were in our outsourced portal businesses and 16 were in our software & services businesses. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. From time to time, we also employ independent contractors to support our application development, marketing, sales and support and administrative organizations. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

     A prolonged economic slowdown could harm our operations.

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

     The National Information Consortium Voting Trust, which previously owned approximately 34% of our outstanding common stock, was dissolved as of June 20, 2008. Following a six-month holding period, the shares held by beneficiaries of the Voting Trust who are not affiliates of the Company became freely tradable under SEC Rule 144. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline or make it more difficult for us to sell equity securities in the future at a time and a price that we consider appropriate.

     We may be unable to sustain the usage levels of current services that provide a significant percentage of our revenues.

     We obtain a high proportion of our revenues from a limited number of services. Transaction-based fees charged for access to motor vehicle records accounted for approximately 48% of our portal revenues for the year ended December 31, 2008 and are expected to continue to account for a significant portion of our revenues in the near future. Regulatory changes or the development of alternative information sources, such as credit scoring, could materially reduce our revenues from this service. A reduction in revenues from currently popular services would harm our business, results of operations and financial condition.

     Because a major portion of our current revenues is generated from a small number of users, the loss of any of these users may harm our business and financial condition.

     A significant portion of our revenues is derived from data resellers' use of our portals to access motor vehicle records for sale to the automobile insurance industry. For the year ended December 31, 2008, one of these data resellers, ChoicePoint, accounted for approximately 33% of our portal revenues. It is possible that these users will develop alternative data sources or new business processes that would materially diminish their use of our portals. The loss of all or a substantial portion of business from any of these entities would harm our business, results of operations and financial condition.

     We may face damage to our professional reputation if our partners are not satisfied with our services or services provided by our third-party credit card merchant processors.

     We depend to a large extent on our relationships with our government partners, our reputation for high quality professional services and commitment to preserving public trust to attract and retain customers. As a result, if one of our government partners is not satisfied with our services or services provided by our third-party credit card merchant processors, it may be more damaging in our business than in other businesses.

     Because a major portion of our accounts receivable is from a small number of users, negative trends in their businesses could cause us significant credit loss and negatively impact our operating cash flows and liquidity.

     ChoicePoint and other data resellers have a period of time, generally within 25 days of billing, to remit payment. As a result, we are subject to a significant concentration of credit risk that these users will not pay for their purchases. Our credit risk may increase due to liquidity or solvency issues experienced by these users, for example, as a result of the current severe economic downturn. At December 31, 2008, ChoicePoint accounted for approximately 27% of our consolidated accounts receivable. In addition, our business is generally subject to the risk that our customers and counterparties will fail to meet their obligations when due, particularly given the current state of the economy. While we perform ongoing credit evaluations of our customers, we generally do not require collateral to secure accounts receivable. If we were unable to collect a major portion of our accounts receivable, we may suffer significant losses and our cash flow and liquidity may be adversely affected.

     Our portal revenues could be harmed as a result of government budget deficits.

     Although the majority of our portal revenues are derived from fees we charge to users for transactions conducted through our portals, approximately 8% of our portal revenues in 2008 were derived from time and materials-based fees for application development and approximately 8% of our portal revenues in 2008 were derived from fixed fees for portal management services, both of which are paid directly to us by governments. In the event of budget deficits, our government clients may be required to curtail discretionary spending on such projects and our portal revenues could be harmed.

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

     The principal substitute for our services is a government-designed and managed service that integrates other vendors' technologies, products and services. Companies that have expertise in marketing and providing technical electronic services to government entities compete with us by further developing their services and increasing their focus on this piece of their business. Many of our potential competitors are national or international in scope and have greater resources than we do. These resources could enable our potential competitors to initiate severe price cuts or take other measures in an effort to gain market share. Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government partners. If we do not compete effectively or if we experience any pricing pressures, reduced margins or loss of market share resulting from increased competition, our business and financial condition may be adversely affected.

     Because we have portal outsourcing contracts with a limited number of governments, the termination of certain of these contracts may harm our business.

     Currently, the majority of our revenues are derived from the operation of our outsourced portal businesses. We have portal contracts with 21 state governments. These contracts typically have initial terms of three to five years with optional renewal periods of one to five years. However, any renewal is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passing legislation.

     Additionally, six contracts under which we provide portal management and application development services can be terminated without cause on a specified period of notice. Collectively, revenues generated from contracts that can be terminated without cause represented 30% of our portal revenues for the year ended December 31, 2008. In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Indiana, Colorado, Utah, Virginia, Tennessee, Arkansas, or Kentucky, if not replaced, could significantly reduce our revenues. If these revenue shortfalls were to occur, our business and financial condition would be harmed. We cannot be certain if, when or to what extent governments might fail to renew or terminate any or all of their contracts with us.

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

     We are bound by performance bond commitments on certain portal outsourcing contracts. Performance deficiencies by us or our subcontractors could result in a default of a performance bond, which could expose us to liability and have an adverse effect on our business prospects, financial condition, and on our ability to compete for future portal outsourcing contracts. Further, under certain of our portal outsourcing contracts, we are required to fully indemnify our government clients against claims arising from our performance or the performance of our subcontractors. If we fail to meet our contractual obligations or our performance or our subcontractors' performance gives rise to claims, we could be subject to legal liability, monetary damages and loss of customer relationships.

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

  fund operations, if unforeseen costs or revenue shortfalls arise;

  support our expansion into other states and government agencies beyond what is contemplated in 2009 if unforeseen opportunities arise;

  expand our product and service offerings beyond what is contemplated in 2009 if unforeseen opportunities arise;

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

     The growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Some of our personnel are presently serving in more than one executive capacity. The loss of any of our executives could harm our business. In addition, we expect that we will need to hire additional personnel in all areas throughout 2009, including personnel for new operations in jurisdictions in which we may obtain contracts. We may not be able to retain our current key employees or attract, integrate or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies and positioning of our government portals and other services. This training will require substantial resources and management attention.

     The seasonality of use for some of our eGovernment services may harm our fourth quarter results of each calendar year.

     The use of some of our eGovernment services is seasonal, particularly the accessing of drivers' records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the smaller number of business days in this quarter and a lower volume of transactions during the holiday period. As a result, seasonality could cause our quarterly results to fluctuate, which could harm our business, results of operations and financial condition.

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

  the diversion of management's attention from our core business;

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

  impairment, restructuring and other charges related to goodwill and other intangible assets; and

  the incurrence of debt or other expenses.

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

     We regard our intellectual property as important to our success. We rely on a combination of nondisclosure and other contractual arrangements with governments, our employees, subcontractors and other third parties, copyrights and privacy and trade secret laws to protect and limit the distribution of the proprietary applications, documentation and processes we have developed in connection with the eGovernment services we offer. Despite our precautions, third parties may succeed in misappropriating our intellectual property or independently developing similar intellectual property. If we fail to adequately protect our intellectual property rights and proprietary information or if we become involved in litigation relating to our intellectual property rights and proprietary technology, our business could be harmed. Any actions we take may not be adequate to protect our proprietary rights, and other companies may develop technologies that are similar or superior to our proprietary technology.

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

     The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. If the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic on our government portals. Such outages and delays would also hinder our customers' ability to complete eGovernment transactions. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. If the Internet infrastructure is not adequately developed or maintained, use of our government portals and our government-to-citizen and government-to-business services may be reduced.

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

     A significant challenge to electronic commerce is the secure transmission of sensitive and/or personal information (“information”) over public networks. In addition to complying with requirements established for protecting information contained in federal and state laws, we are also required to comply with the Payment Card Industry’s Data Security Standards, or PCI DSS, because we provide online payment processing services. Since we provide the electronic transmission of information released from various government entities and we perform online payment processing services, we represent a target for criminal hackers.

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

     Our electronic check processing for online payments made by direct debit to a bank account is governed by rules and standards promulgated by the National Automated Clearing House Association, or NACHA, an industry trade association of banking institutions and regional automated clearing house associations. Under those rules, we may become potentially liable for failing to handle transactions in accordance with those rules, or for failing to return funds within the prescribed time frame to the bank account of the person or entity disputing our authorization to debit those funds, before the dispute regarding our authorization is resolved. Our agreements with governmental agencies at the state, federal, and local level transfer this obligation for rapid funds return during dispute resolution to the government agencies affected, but in the event that such return does not happen, we may be potentially liable notwithstanding the government’s failure, and we may not be able to obtain reimbursement from the government involved or from the individual user or entity that initiated the debit without authorization. If this were to happen, our business, results of operations and financial condition may be adversely affected.

     We may become liable for violations of the Driver Privacy Protection Act as adopted federally or in each state.

     We act as an outsourced manager on behalf of states, for electronic access to records pertaining to motor vehicles and motor vehicle operators (driver history records) by users and certain permitted resellers. These records are the largest group of records for which we process electronic access for any state agency, and are processed in each of our portal states. These records contain “personal information” and “sensitive personal information” as defined by the federal Driver Privacy Protection Act, and state versions of that Act adopted in every state (collectively, the “DPPA”). The DPPA regulates categories and circumstances under which “personal information” and “sensitive personal information” may be disclosed to requestors. Each state has procedures for complying with the DPPA, and such procedures may vary from state to state. We closely follow the state’s existing compliance procedures for general access, with our electronic access. If we fail to follow such procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, our business, results of operations and financial condition may be adversely affected. The DPPA permits statutory damages to be awarded to the subjects of such records, even without proof of actual damage, for certain infringements or violations of the DPPA. We may be potentially liable for such damages in such instances, and we may have no recourse against the state, or the state may not be jointly and severally liable with us.

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

     An SEC investigation involving us has resulted in significant costs to us, may result in future costs to us, and could adversely affect us.

     As further discussed in Note 8 in the Notes to the Consolidated Financial Statements included in this Form 10-K, we have been the subject of an informal SEC inquiry (now a formal SEC investigation) of expense reporting by certain officers of the Company and certain potentially related matters. In connection with this matter, a review was undertaken by the Audit Committee of our Board of Directors, with the assistance of outside, independent counsel, which focused on such expense reporting. The review revealed that expense reimbursement deficiencies occurred during the period from January 2004 through October 2006 related to Jeffery S. Fraser, who was then our Chairman of the Board and Chief Executive Officer, and that the amount of such deficiencies was not material to our financial condition or results of operations.

     During the second quarter of 2008, we received notice from the SEC that a formal order of investigation was issued with respect to these matters. As is frequently the case in such situations, the SEC took the step of obtaining a formal order of investigation to ensure the thoroughness of its investigation. Both we and our Audit Committee intend to continue to fully cooperate with the SEC investigation. However, there can be no assurance that the SEC will not take any action that could adversely affect us as a result of the matters it is reviewing. We have incurred significant legal fees and other expenses in connection with the SEC investigation and the Audit Committee review and could incur significant legal fees and other expenses in connection with the ongoing, SEC investigation. In addition, members of our management have devoted in the past, and may need to devote in the future, a significant amount of time to these matters, which would reduce the amount of time they can devote to our business and therefore have an adverse effect on our business.

     Increases in credit card association fees may result in the loss of customers or a reduction in our earnings.

     From time to time, Visa, MasterCard, American Express and Discover increase the fees (interchange and assessment fees) that they charge processors such as us. We could attempt to pass these increases along to our government client customers, but this might result in the loss of those customers. If we elect not to pass along such increased fees to our government client customers in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our earnings.

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

     In the first quarter of 2005, we recorded a $5.0 million charge due to anticipated cost overruns on our contract with the California Secretary of State, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K. In June 2006, the California Secretary of State officially accepted the UCC system, which also commenced the maintenance and operations phase of the contract. However, it is possible that our costs will similarly exceed revenues in the future, as a result of unforeseen difficulties in the creation of an application called for in the contract, unforeseen challenges in ensuring compatibility with existing systems, rising development, subcontractor and personnel costs, delays in completing the contract, or other reasons. If this occurs, our results of operations, financial condition and cash flows could be seriously harmed.

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

     We expanded rapidly following our initial public offering in July 1999 and incurred substantial net losses through mid-2002 primarily as a result of our acquired software & services businesses. However, as part of a broad strategic refocusing of the Company on our profitable core outsourced portal business during 2002, we exited our eProcurement business, NIC Commerce, decided to wind down our transportation business, IDT, and restructured the other software & services businesses, in an effort to accelerate our path to profitability. As a result, the Company became profitable in the second half of 2002 and has been profitable since that time with the exception of the first quarter of 2005, as a result of the $5.0 million charge we recorded on our UCC and corporate filings software development engagement with the California Secretary of State, our only remaining legacy contract from this business. Further, even though we were profitable in 2008, we may not be able to sustain or increase profitability on a quarterly or annual basis thereafter. We will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve growing profitability. We cannot be certain that our revenues will continue to grow or that we will ever achieve sufficient revenues to remain profitable on a long-term, sustained basis.

     We may be unable to generate sufficient taxable income from future operations to fully utilize our significant tax net operating loss carryforwards.

     We have a history of unprofitable operations primarily due to operating losses incurred in the software & services companies we have acquired since September 1999, as further discussed above. These losses have generated significant federal tax net operating losses, or NOLs. We had available at December 31, 2008, total NOL carryforwards for federal tax purposes of approximately $7.3 million that will expire in the year 2022. As of December 31, 2008 total net deferred tax assets, including NOL carryforwards, comprised approximately 9% of our total assets. We became profitable in the second half of 2002 and have been profitable since that time with the exception of the first quarter of 2005, as further discussed above. Further, even though we currently expect to be profitable and generate taxable income in 2009 and beyond, we may not be able to sustain the necessary levels of taxable income to fully utilize our NOL carryforwards prior to expiration. There is considerable management judgment necessary to determine future taxable income, and accordingly, actual results could vary significantly from such estimates. Accordingly, the recorded amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. If this occurs, our results of operations, financial condition and cash flows could be seriously harmed.

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

ITEM 3. LEGAL PROCEEDINGS

     As discussed in Note 8 in the Notes to the Consolidated Financial Statements included in this Form 10-K, as well as under Item 1A of this Form 10-K, we are currently the subject of an SEC investigation of expense reporting by certain officers of the Company and certain potentially related matters. In connection with this matter, a review was undertaken by the Audit Committee of our Board of Directors, with the assistance of outside, independent counsel, which focused on such expense reporting. The review revealed that expense reimbursement deficiencies occurred during the period from January 2004 through October 2006 related to Jeffery S. Fraser, who was then our Chairman of the Board and Chief Executive Officer, and that the amount of such deficiencies was not material to our financial condition or results of operations.

     In addition, the Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock trades on the NASDAQ Global Select Market under the symbol "EGOV." The following table shows the range of high and low sales prices reported on the NASDAQ Global Select Market for the periods indicated. On February 28, 2009, the closing price of our common stock was $4.98.

Fiscal Year Ended December 31, 2007	High	Low
First Quarter	$5.82	$4.96
Second Quarter	$6.94	$5.23
Third Quarter	$7.70	$6.23
Fourth Quarter	$8.90	$6.70

Fiscal Year Ended December 31, 2008	High	Low
First Quarter	$8.81	$5.86
Second Quarter	$8.58	$6.48
Third Quarter	$7.75	$6.36
Fourth Quarter	$6.61	$3.59

     As of February 28, 2009, there were approximately 388 holders of record of shares of our common stock.

Dividend Policy

     On February 3, 2009, the NIC Board of Directors declared a special cash dividend of $0.30 per share, payable to shareholders of record as of February 17, 2009. The dividend, totaling approximately $19.2 million, was paid on February 27, 2009, out of the Company’s available cash.

     On February 4, 2008, the NIC Board of Directors declared a special cash dividend of $0.25 per share, payable to shareholders of record as of February 18, 2008. The dividend, totaling approximately $15.7 million, was paid on February 28, 2008, out of the Company’s available cash and short-term investments.

     On January 29, 2007, the NIC Board of Directors declared a special cash dividend of $0.75 per share, payable to shareholders of record as of February 12, 2007. The dividend, totaling approximately $46.7 million, was paid on February 20, 2007 out of the Company’s available cash and short-term investments.

     Any future determination as to the payment of dividends will be made at the discretion of the NIC Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

Performance Graph

     The following performance graph below compares the annual change in our cumulative total shareholder return on our common stock during a period commencing on December 31, 2003, and ending on December 31, 2008 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of: (a) the NASDAQ Composite (U.S.) Index and (b) a Peer Group, assuming a $100 investment on December 31, 2003. It should be noted that on February 20, 2007 we paid a special cash dividend of $0.75 per share and on February 28, 2008 we paid a special cash dividend of $0.25 per share, both of which are included in the presentation of our performance. We did not pay any other dividends on our common stock during the period commencing on December 31, 2003, and ending on December 31, 2008. The stock price performance on the graph below is not necessarily indicative of our future price performance.

Comparison of Cumulative Total Return Among
NIC Inc., NASDAQ Composite (U.S.) Index and a Peer Group

Total Return Analysis
	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
NIC Inc.	$100.00	$63.26	$76.71	$61.89	$120.01	$68.12
Peer Group	$100.00	$71.51	$62.43	$75.24	$83.73	$54.30
Nasdaq Composite	$100.00	$108.59	$110.09	$120.56	$132.39	$78.72

     The Peer Group consists of six companies, each of whose business focus is similar to that of NIC. While not all of the companies provide services exclusively to governments, the services provided are similar to those we provide. The members of the Peer Group are as follows: PEC Solutions, Inc. (PECS), Bearing Point, Inc. (BE) (formerly known as KPMG Consulting, Inc. (KCIN)), Accenture, Ltd. (ACN), International Business Machines Corp. (IBM), Maximus, Inc. (MMS) and American Management Systems, Inc. (AMSY). American Management Systems, Inc. was included until May 3, 2004, when, as a result of the merger with CGI Group, Inc., it was no longer a member of the Peer Group. PEC Solutions, Inc. was included until April 26, 2005, when, as a result of its merger with a subsidiary of Nortel Networks, Inc., it was no longer a member of the Peer Group.

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

     (c) During 2008, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock, as follows:

			Total Number of	Maximum Number (or
	Total		Shares Purchased as	Approximate Dollar Value) of
	Number of	Average	Part of Publicly	Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Purchased	per Share	Programs	Programs
January 29, 2008	2,012	$7.24	N/A	N/A
May 1, 2008	1,829	$7.09	N/A	N/A
June 1, 2008	1,830	$8.07	N/A	N/A
July 24, 2008	1,271	$7.48	N/A	N/A
July 31, 2008	32,300	$7.66	N/A	N/A
August 1, 2008	18,714	$7.38	N/A	N/A
October 19, 2008	5,117	$5.25	N/A	N/A
November 5, 2008	739	$5.41	N/A	N/A
November 19, 2008	325	$3.74	N/A	N/A

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Form 10-K.

	Year Ended December 31,
	2004	2005	2006	2007	2008
Consolidated Statement of Income Data:	(in thousands, except per share data)
Total revenues	$55,762	$59,243	$71,376	$85,755	$100,575
Operating income	11,800	10,191	16,148	16,127	18,609
Income from continuing operations	7,105	6,363	10,739	11,955	11,921
Net income	7,105	6,363	10,739	11,955	11,921
Income per share from continuing operations – basic	0.12	0.11	0.17	0.19	0.19
Income per share from continuing operations – diluted	0.12	0.10	0.17	0.19	0.19
Net income per share – basic	0.12	0.11	0.17	0.19	0.19
Net income per share – diluted	0.12	0.10	0.17	0.19	0.19

     As further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K, we recorded a $5.0 million charge for the anticipated contract loss under our contract with the California Secretary of State in the first quarter of 2005.

	December 31,
	2004	2005	2006	2007	2008
Consolidated Balance Sheet Data:	(in thousands, except for dividends declared)
Total assets	$93,071	$117,845	$140,134	$111,376	$119,412
Long-term debt (includes current portion of notes
payable/capital lease obligations)	—	—	—	—	—
Dividends declared per share outstanding on
February 12, 2007	—	—	—	$0.75	—
February 18, 2008	—	—	—	—	$0.25
Total shareholders' equity	72,260	85,168	99,254	66,865	67,220

     As further discussed in Note 9 in the Notes to Consolidated Financial Statements included in this Form 10-K, we paid a special dividend totaling approximately $46.7 million out of our available cash and short-term investments in February 2007 and we paid a special dividend totaling approximately $15.7 million out of our available cash and short-term investments in February 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution about Forward-Looking Statements

      "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this Annual Report on Form 10-K regarding NIC and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. For example, statements like we "expect," we "believe," we "plan," we "intend" or we "anticipate" are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this 2008 Annual Report on Form 10-K. In addition, we will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

     There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, the success of the Company in signing contracts with new states and government agencies, including continued favorable government legislation; NIC's ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; and general economic conditions (including the recent deterioration in general economic conditions) and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of this 2008 Annual Report on Form 10-K. Investors should read all of these discussions of risks carefully.

What We Do – An Executive Summary

     We are a leading provider of eGovernment services that help governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. We accomplish this currently through two divisions: our core portal outsourcing businesses and our software & services businesses.

     In our core business, portal outsourcing, we enter into contracts primarily with state governments and design, build and operate Web-based portals on their behalf. We enter into long-term contracts, typically three to five years, and manage operations for each government partner through separate subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our portals consist of Web sites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver's license records or filing a form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments. We do this by marketing portal services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding up-front investment and ongoing operational costs of the government portals. Our unique self-funding business model allows us to reduce our government partners' financial and technology risks and obtain revenues by sharing in the fees generated from eGovernment services. Our partners benefit because they gain a centralized, customer-focused presence on the Internet. Businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments.

     On behalf of our government partners, we enter into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the transaction and data access services we provide and the division of revenues between the Company and the government agency. The government must approve prices and revenue sharing agreements. We generally own all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only. If our contract were not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

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

  Win new portal contracts – A key objective of the Company, beginning in 2007, was to accelerate new state portal contract wins by making incremental expenditures in the areas of business development and marketing, through a combination of additional sales personnel, strategic advertising and public relations initiatives. In 2008, we continued with similar levels of investment in business development and portal operations to drive long-term growth. Our goal is to continue expanding our number of government partners by leveraging our strong relationships with current government partners and our reputation for providing proven eGovernment services. We intend to continue marketing our services to new governments. Our expansion efforts include developing relationships and sponsors throughout an individual government entity, pursuing strategic technology alliances, making presentations at conferences of government executives with responsibility for information technology policy, and developing contacts with organizations that act as forums for discussions between these executives.

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

In addition to overall portal revenue growth, which includes both organic revenue growth and growth from new portal contracts, an important financial metric that we use to gauge our success in increasing transactional revenues in our existing portal businesses is same state revenue growth. Prior to July 1, 2006, we defined same state revenues as those from states in operation and generating DMV revenues for two full years. DMV revenues are transaction fees that we earn from the sale of driver history records through the portals we operate. Our Indiana portal subsidiary signed a new long-term contract with the state of Indiana that commenced on July 1, 2006. This contract is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily time and materials pricing for variable services. Historically, the majority of revenues under this contract were DMV and non-DMV transaction-based. Under the new contract, the majority of revenues will be classified as portal management. Because the majority of revenues from the Indiana contract are generally recurring, we have continued to include Indiana portal revenues in the calculation of same state revenue growth even though we no longer earn DMV transaction-based revenues under the contract. In June 2007, we signed a similar long-term contract with the state of Arizona that is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily time and materials pricing for variable services. Under this contract, the majority of revenues are classified as portal management.

Our long-term goal is to grow same state revenues 10-15% per year, absent online DMV price increases. Same state portal revenues grew 11% in 2008, 15% in 2007 and 10% in 2006, including DMV price increases in 2007 as described below. Our same state revenue growth in 2007 was higher than our growth in 2008 and 2006 primarily due to increases in same state DMV and non-DMV transaction based revenue growth. In 2007, same state DMV revenues grew by 10% (excluding Indiana from the calculation) primarily due to DMV price increases in three of our portal states in late 2006. In 2008, same state DMV revenues grew by 1% (excluding Indiana from the calculation) and were not impacted by DMV price increases. In 2006, same state DMV revenues grew by 3% (excluding Indiana from the calculation) and were not impacted by DMV price increases. Historically, DMV price increases have been relatively infrequent, and our ability to grow same state DMV revenues has been limited, as such revenues have been driven by broader economic factors outside of our control. Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year, with our historical average closer to 3%. We believe our DMV revenues in 2008 were negatively affected by the worsening of the broader macroeconomic conditions throughout the year, which we currently expect may continue into 2009. As a result, we currently project same-state DMV revenue growth to be flat or slightly negative in 2009.

An important component of same state revenue growth is the growth in non-DMV transaction revenues, which are transaction fees generated by other means than from the sale of DMV records, for transactions conducted primarily by business users and, to a lesser extent, consumer users through our portals. In 2008, same state non-DMV revenues grew 25% (excluding Indiana from the calculation), down from 31% in 2007and 27% in 2006. We are able to grow non-DMV revenues by continually deploying new revenue generating applications and by driving adoption of existing applications within our existing portal businesses. We believe a key factor in organically growing our revenues is to continually focus on driving adoption, and on implementation of new non-DMV revenue generating applications. We currently expect same-state non-DMV transaction –based revenues to grow by our historical average of approximately 25% in 2009.

  Continue to grow profitability – In addition to driving same state revenue growth, part of our strategy is to increase profitability by driving cost containment efforts throughout the Company and maintaining a lean organizational structure that fosters entrepreneurial decision-making and innovation and accentuates the strong financial leverage of our business model.

An important financial metric that we use to gauge our portal profitability is portal gross profit percentage, or gross profit rate, which is calculated by dividing portal gross profit (portal revenues minus cost of portal revenues, excluding depreciation and amortization) by portal revenues. Our portal gross profit rate was 45% in 2008, down from 47% in 2007 and 2006. The decrease in 2008 was attributable to several factors including weak DMV revenue growth, additional personnel in several of our portals due to our continued growth and reinvestment in our core business, and higher stock-based compensation for annual grants of restricted stock to the Company’s management-level portal employees. Also contributing to this decrease was an increase in bank fees. A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards. We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction. We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we plan to continue to implement these services as they contribute favorably to our operating income growth. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our shareholders and delivering value to our government partners through reinvestment in our portal operations. We currently expect our portal gross profit percentage to be in the mid-40 percent range in 2009.

We also view selling & administrative costs, expressed as a percentage of portal revenue, to be an important indicator of the relative year-over-year growth in our corporate level expenses. Selling & administrative costs as a percentage of portal revenue were 23% in 2008, 26% in 2007, and 22% in 2006. In 2007, the increase in selling & administrative costs as a percentage of portal revenue resulted primarily from our incremental investment in business development and portal operations to drive long-term growth, as further discussed above. In 2009, we currently expect selling & administrative costs as a percentage of portal revenue to range from 22% to 23%, which reflects a return to historical levels of modest expense growth. We also currently expect depreciation and amortization expense as a percentage of portal revenue to range from 3% to 4%, as we plan to continue to make key IT infrastructure and security investments to support our long-term expansion and enhance corporate-wide information technology security and portal operations.

Finally, our consolidated operating margin (operating income or loss divided by portal revenues) is an important measure of our overall profitability. This metric was 19% in 2008 and 20% in 2007, down from 23% in 2006. The decrease from 2006 resulted primarily from our incremental investment in business development and portal operations to drive long-term growth, as further discussed above. In addition, stock-based compensation increased by approximately $1.1 million from 2006 to 2008 as a result of annual grants of restricted stock to certain management-level employees, executive officers, and non-employee directors pursuant to a company-wide equity compensation program that commenced in 2006.

Overview of Business Models and Revenue Recognition

       We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category includes revenues and cost of revenues primarily from our subsidiaries operating government portals on an outsourced basis. The software & services category includes revenues and cost of revenues primarily from our UCC and corporate filings business with the California Secretary of State and our ethics & elections business with the Federal Election Commission and the state of Michigan. We currently derive revenue from three main sources: transaction-based fees, time and materials-based fees for application development and fixed fees for portal management services. Each of these revenue types and the corresponding business models are further described below.

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

  Portal management: these are revenues from the performance of fixed fee portal management services for our government partners in the states of Arizona and Indiana, and are generally recurring.

  Portal software development: these are revenues from the performance of application development projects and other time and materials services for our government partners. While we actively market these services, they do not have the same degree of predictability as our transaction-based or portal management revenues. As a result, these revenues are excluded from our recurring portal revenue percentage.

       The highest volume, most commercially valuable service we offer is electronic access to DMV records through our insurance industry records exchange network. This service accounted for approximately 48% of our portal revenues in 2008, 54% in 2007, and 59% in 2006. We believe that while this application will continue to be an important source of revenue, its contribution as a percentage of total revenues on an individual portal basis will decline modestly as other sources grow. ChoicePoint, which resells these records to the auto insurance industry, accounted for approximately 33% of portal revenues in 2008, 40% in 2007, and 47% in 2006.

       In our outsourced portal businesses for 2008, DMV transaction-based revenues represented approximately 48% of portal revenues, non-DMV transaction-based revenues represented approximately 36%, portal software development revenues represented approximately 8%, and portal management revenues represented approximately 8%. Portal management revenues as a percentage of total portal revenues increased in 2008 due to a full year of revenues from our Arizona portal contract, as further discussed below. Approximately 80% of our transaction-based revenues related to business-to-government transactions, while the remaining 20% related to citizen-to-government transactions.

       Transaction-based revenues from our outsourced state portal business units are highly correlated to population, but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises and the government entity's development of policy and information technology infrastructure supporting electronic government.

       ChoicePoint and other data resellers and companies who access DMV records electronically through our insurance industry records exchange network have entered into contracts with the portals our subsidiaries operate to request these records from the various states with which we have contracts. Under the terms of these contracts, we provide data resellers with driver's license and traffic records that vary by contract, for fees that currently range from $2.00 to $20.00 per record requested. The fees charged to all entities that access DMV records are the same for records of a particular state. We typically collect the entire fee, of which a certain portion is remitted to the state by statute. These contracts are generally self-renewing until canceled by one side or the other, and generally may be terminated at any time after 60-days notice. These contracts may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, these contracts are immediately terminable if the state statute allowing for the public release of these records is repealed.

       We charge for electronic access to records on a per-record basis and, depending upon government policies, also on a fixed or sliding scale bulk basis. Our fees are set by negotiation with the government agencies that control the records and are typically approved by a government sanctioned oversight body. Generally, our contracts provide that the amount of any fees we retain to provide us with a reasonable return or profit is set by governments. We have limited control over the level of fees we are permitted to retain. We recognize revenues from transactions (primarily transaction-based information access fees and filing fees) on an accrual basis net of the transaction fee due to the government, and we bill end-user customers primarily on a monthly basis. We typically receive a majority of payments via electronic funds transfer and credit card within 25 days of billing and remit payment to governments within 30 to 45 days of the transaction. The costs that we pay state agencies for data access are accrued as accounts receivable and accounts payable at the time revenue from the access of public information is recognized. We must remit a certain amount or percentage of these fees to government agencies regardless of whether we ultimately collect the fees. The pricing of transactions varies by the type of transaction and by state.

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

Our software & services businesses

UCC and corporate filings

       Our UCC and corporate filings software development business derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method. At December 31, 2008, this business was primarily engaged in servicing its contract with the California Secretary of State, as further discussed below, and no longer markets its applications and services for any new engagements.

Ethics & elections

       Our ethics & elections business derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided. At December 31, 2008, our ethics & elections business was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.

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

     We have a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses. These losses generated significant federal tax net operating losses, or NOLs. We had available at December 31, 2008, total NOL carryforwards for federal tax purposes of approximately $7.3 million that will expire in the year 2022. We became profitable in the second half of 2002. We currently expect the Company to continue to be profitable and generate taxable income, and have focused the business on operations that have demonstrable ability to produce positive taxable income and sustainable cash flow in the future. We believe it is more likely than not that we will generate sufficient taxable income from future operations to fully utilize the NOL carryforwards prior to expiration. Based on our current projections, we currently expect to fully utilize the NOL carryforwards by the end of 2009. The recorded amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. There is considerable management judgment necessary to determine future taxable income, and accordingly, actual results could vary significantly from such estimates. For additional discussion of deferred income taxes, see Note 10 in the Notes to Consolidated Financial Statements included in this Form 10-K. For the years ended December 31, 2008 and 2007, total net deferred tax assets, including NOL carryforwards, comprised approximately 9% and 16% of our total assets.

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

     Our UCC and corporate filings software development business has historically incurred substantial losses under its fixed-price contracts primarily due to cost overruns. In the first quarter of 2005, we recorded a $5.0 million charge due to anticipated cost overruns on our contract with the California Secretary of State (as further discussed below and in Note 2 to the Notes to Consolidated Financial Statements included in this Form 10-K). In June 2006, the California Secretary of State officially accepted the UCC system, which also commenced the maintenance and operations phase of the contract. However, it is possible that our costs will similarly exceed revenues in the future, as a result of unforeseen difficulties such as rising development, subcontractor and personnel costs or other reasons. If this occurs, the Company’s results of operations, financial condition and cash flows could be adversely affected. Because of the inherent uncertainties in estimating the costs of completion, it is at least reasonably possible that our estimates will change in the near term.

Financial Analysis of Years Ended December 31, 2008, 2007, and 2006

     In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

Stock-Based Compensation

     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” which requires companies to expense the grant date fair value of stock options and other equity based compensation issued to employees. For vested stock option awards that were outstanding on January 1, 2006, the modified prospective application transition method did not require us to record any additional compensation expense. For unvested stock option awards that were outstanding on January 1, 2006, awards that were previously included as part of the pro forma net income and earnings per share calculations of SFAS No. 123 have been charged to expense over the remaining vesting period, without any changes in measurement. For all new equity-based awards that have been granted or modified after January 1, 2006, we have used SFAS No. 123R’s measurement model, expense recognition, and settlement provisions.

     Beginning January 1, 2006 with the adoption of SFAS No. 123R, we began recognizing stock-based compensation expense for the cost of stock options, restricted stock awards and shares issued under our employee stock purchase plan. The following table presents stock-based compensation expense included in our consolidated statements of income for the three years ended December 31, 2008 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of portal revenues, exclusive of depreciation &
amortization	$1,061	$411	$346
Cost of software & services revenues, exclusive of
depreciation and amortization	28	18	19
Selling & administrative	1,312	1,248	966
Stock-based compensation expense before income taxes	2,401	1,677	1,331
Income tax benefit	(937)	(655)	(520)

Net stock-based compensation expense	$1,464	$1,022	$811

     As of December 31, 2008, there was approximately $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options and approximately $4.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to service-based nonvested restricted stock awards (excluding performance-based awards). We expect to recognize the cost related to stock options over a weighted-average period of one year and the cost related to restricted stock awards over the next 2.7 years. We did not grant any stock options during the three years ended December 31, 2008, and do not currently anticipate granting stock options in the future. Instead, we expect to grant only restricted stock awards.

     We believe that equity-based compensation, particularly restricted stock awards, will continue to play an important role in supporting employee retention and providing individuals with long-term incentives to meet Company goals. For additional information regarding our adoption of SFAS No. 123R, see Note 11 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Results of Operations

Key Financial Metrics	2008	2007	2006
Revenue growth – outsourced portals	17%	18%	21%
Same state revenue growth – outsourced portals	11%	15%	10%
Recurring portal revenue %	92%	93%	95%
Gross profit % - outsourced portals	45%	47%	47%
Selling & administrative expenses as % of portal revenues	23%	26%	22%
Operating income margin % (operating income as a % of
portal revenues)	19%	20%	23%

     PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

		Increase		Increase
Portal Revenue Analysis	2008	from 2007	2007	from 2006	2006
DMV transaction-based	$46,342	4%	$44,387	8%	$41,247
Non-DMV transaction-based	34,600	24%	27,981	21%	23,165
Portal management	8,342	58%	5,289	140%	2,201
Portal software development	7,511	57%	4,795	41%	3,396

Total	$96,795	17%	$82,452	18%	$70,009

     Portal revenues for 2008 increased 17%, or approximately $14.3 million, over 2007. This increase was mainly attributable to an 11% increase, or approximately $9.1 million, in same state portal revenues (outsourced portals in operation and generating recurring revenue for two full years) and a 6% increase, or approximately $5.2 million, in revenues from our newer portals, including Vermont ($0.3 million), which began to generate DMV revenues in March 2007, Arizona ($3.5 million), which began to generate revenues in October 2007 and West Virginia ($1.4 million), which began to generate DMV revenues in February 2008.

     Our Indiana portal subsidiary signed a new long-term contract with the state of Indiana that commenced on July 1, 2006. The new contract is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily time and materials pricing for variable services. Historically, the majority of revenues under this contract were DMV and non-DMV transaction-based. Under the new contract, the majority of revenues will be classified as portal management. Prior to July 1, 2006, we defined same state revenues as those from states in operation and generating DMV revenues for two full years. Because the majority of revenues from the new Indiana contract are generally recurring, we have continued to include Indiana portal revenues in the calculation of same state revenue growth even though we no longer earn DMV transaction-based revenues under the contract. Same state portal revenues in 2008 increased 11% over 2007 primarily due to increased transaction revenues from our Alabama, Arkansas, Colorado, Oklahoma and Utah portals, among others.

     Excluding Indiana, same state portal revenues in 2008 increased 12%, or approximately $8.4 million, over 2007, with same state DMV transaction-based revenues increasing 1%, or approximately $0.4 million, and same state non-DMV transaction-based revenues increasing 25%, or approximately $6.1 million (primarily due to the addition of several new revenue generating applications in existing portals). Our same state revenue growth in the current year was lower than the 18% growth we achieved in 2007 primarily due to decreases in same state DMV and non-DMV transaction-based revenue growth. Excluding Indiana, same state DMV revenue growth in 2008 was 1% compared to 10% in 2007. The higher growth in 2007 was primarily due to the effect of substantial DMV price increases in three of our portal states in late 2006. There were no such price increases effective in 2008. Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year, with our historical average closer to 3%. We also believe our DMV revenues in 2008 were negatively affected by the worsening of the broader macroeconomic conditions throughout the year, which we expect may continue into 2009. As a result, we project same-state DMV revenue growth to be flat or slightly negative in 2009. Same state non-DMV transaction based revenue growth was 31% in 2007.

     Portal revenues for 2007 increased 18%, or approximately $12.4 million, over 2006. This increase was attributable to a 15% increase, or approximately $10.5 million, in same state portal revenues and a 3% increase, or approximately $1.9 million, in revenues at our newer portals, including Vermont ($1.0 million), which began to generate DMV revenues in March 2007 and Arizona ($0.9 million), which began to generate DMV revenues in October 2007.

     Excluding Indiana, same state portal revenues in 2007 increased 18%, or approximately $10.6 million, over 2006, with same state DMV transaction-based revenues increasing 10%, or approximately $3.9 million, and same state non-DMV transaction-based revenues increasing 31%, or approximately $5.8 million (primarily due to the addition of several new revenue generating applications in existing portals). Our same state revenue growth in 2007 was higher than the 11% growth we achieved in 2006 primarily due to increases in same state DMV and non-DMV transaction-based revenue growth. Excluding Indiana, same state DMV revenue growth in 2007 was 10% compared to 3% in 2006. The higher growth in 2007 was primarily due to the effect of substantial DMV price increases in three of our portal states in late 2006. Same state non-DMV transaction based revenue growth was 27% in 2006.

     COST OF PORTAL REVENUES. In the analysis below, we have categorized our cost of portal revenues between fixed and variable costs (in thousands), with the corresponding percentage increase or decrease from the prior year period. Fixed costs include such costs as employee compensation, telecommunication and all other costs associated with the provision of dedicated client service such as dedicated facilities. Variable costs consist of costs that vary with our level of portal revenues and include bank fees required to process credit card and automated clearinghouse transactions and costs associated with revenue share arrangements with our state partners.

		Increase from		Increase from
Cost of Portal Revenue Analysis	2008	2007	2007	2006	2006
Fixed costs	$39,919	19%	$33,481	17%	$28,574
Variable costs	13,573	34%	10,167	17%	8,675

Total	$53,492	23%	$43,648	17%	$37,249

     Cost of portal revenues in 2008 increased 23%, or approximately $9.8 million, over 2007. Of this increase, 14%, or approximately $6.0 million, was attributable to an increase in same state cost of portal revenues, and 9%, or $3.8 million, was primarily attributable to our newer state portal businesses in Vermont, Arizona and West Virginia.

     The increase in same state cost of portal revenues in 2008 was primarily attributable to additional personnel in several of our portals due to our continued growth and reinvestment in our core business in addition to higher stock-based compensation of approximately $0.7 million for annual grants of restricted stock to management-level portal employees. Also contributing to this increase was an increase in bank fees. A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards. We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction. We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

     Cost of portal revenues in 2007 increased 17%, or approximately $6.4 million, over 2006. Of this increase, 12%, or approximately $4.5 million, was attributable to an increase in same state cost of portal revenues, and 5%, or approximately $1.9 million, was primarily attributable to our newer state portal businesses in Vermont, Arizona and West Virginia.

     The increase in same state cost of portal revenues in 2007 was partially attributable to additional personnel in several of our portals due to our continued growth and reinvestment in our core business. Also contributing to this increase was an increase in bank fees, as described above.

     Our portal gross profit percentage was 45% in 2008, down from 47% in 2007 and 2006. The decrease in 2008 was due to the increase in cost of portal revenues, as described above. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our shareholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our shareholders). We currently expect our portal gross profit percentage to be in the mid-40% range in 2009.

     SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

		Increase/		Increase/
		(Decrease)		(Decrease)
Software & Services Revenue Analysis	2008	from 2007	2007	from 2006	2006
Ethics & elections	$2,616	10%	$2,389	29%	$1,847
UCC & corporate filings software development	619	(11%)	694	179%	(883)
Other	545	148%	220	(45%)	403

Total	$3,780	14%	$3,303	142%	$1,367

     Software & services revenues for 2008 increased 14%, or approximately $0.5 million, over 2007. This increase was primarily due to a contract renewal with the state of Michigan in our ethics & elections business that enhanced the revenues we earn and from a consulting services engagement with a private company. Software & services revenues for 2007 increased 142%, or approximately $1.9 million, over 2006. This increase was partially due to additional revenues generated by our ethics & elections business related to our contract with the Federal Election Commission, which experienced budget reductions in 2006 in light of federal spending on the Hurricane Katrina relief effort. Furthermore, software & services revenues in 2006 primarily reflect revenue adjustments under percentage of completion accounting relating to our contract with the California Secretary of State, as further discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K. We recognize revenue on our contract with the California Secretary of State using the percentage of completion method as we make progress, utilizing costs incurred to date as compared to the estimated total cost for the contract.

     COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues for 2008 increased 23%, or approximately $0.4 million, over 2007. This increase was primarily attributable to an increase in salary expense and subcontractor consulting costs to support new contract initiatives in our ethics & elections business. Cost of software & services revenues for 2007 increased 216%, or approximately $1.3 million, over 2006, as amounts for 2006 primarily reflect expense adjustments under percentage of completion accounting relating to our contract with the California Secretary of State as further discussed above and in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K.

     SELLING & ADMINISTRATIVE. Selling & administrative expenses in 2008 increased 4%, or approximately $0.9 million, over 2007. This increase was primarily attributable to increased salary expense for additional personnel to support and enhance corporate wide information technology security and portal operations, in addition to sales and marketing growth initiatives. As discussed in Item 1A, Item 3 and Note 8 in the Notes to the Consolidated Financial Statements included in this Form 10-K, we have been the subject of an informal SEC inquiry of expense reporting by certain officers of our Company and certain potentially related matters. In connection with the informal SEC inquiry, a review was undertaken by the Audit Committee of our Board of Directors, with the assistance of outside, independent counsel, which focused on such expense reporting. The SEC issued a formal order of investigation in the second quarter of 2008. Selling & administrative expenses for the year ended December 31, 2008 and 2007 include approximately $0.5 million and $0.7 million, respectively, of legal fees and other expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review. We could incur significant legal fees and other expenses in connection with the ongoing SEC investigation.

     Selling & administrative expenses in 2007 increased 41%, or approximately $6.3 million, over 2006. The increase in selling & administrative expenses was primarily attributable to the previously discussed incremental investment in business development, marketing and operations in an effort to accelerate new state portal contract wins and drive continued non-DMV growth, coupled with additional information technology personnel to support our long-term expansion and enhance corporate-wide information technology security and portal operations. As a result of these initiatives, our corporate-level headcount increased by approximately 23% in 2007. In addition, as further discussed above, selling & administrative expenses for the year ended December 31, 2007 included approximately $0.7 million of legal fees and other expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review.

     As a percentage of portal revenues, selling & administrative expenses were 23% in 2008, 26% in 2007 and 22% in 2006. We currently expect selling & administrative costs as a percentage of portal revenue to range from 22% to 23% in 2009, which reflects only modest corporate overhead growth.

     DEPRECIATION & AMORTIZATION – Depreciation & amortization expense in 2008 increased 45%, or approximately $1.1 million, over 2007. This increase was primarily attributable to capital expenditures for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment to support and enhance corporate-wide information technology security and portal operations, in addition to capital expenditures for furniture, fixtures and leasehold improvements made in the second half of 2007 for our new corporate headquarters.

     As a percentage of portal revenues, depreciation & amortization was 4% in 2008, and 3% in 2007 and 2006. We currently expect depreciation and amortization expense as a percentage of portal revenues to range from 3% to 4% in 2009, as we will continue to make key information technology infrastructure and security investments to support the long-term expansion of our portal business.

     INTEREST INCOME. Interest income reflects interest earned on our investable cash and short-term investment portfolio. Interest income in 2008 decreased 60%, or approximately $1.0 million, from 2007 due primarily to the declining short-term interest rate environment we experienced throughout the year. As further discussed in Note 9 in the Notes to Consolidated Financial Statements included in this Form 10-K, we paid a special cash dividend of $0.25 per share on February 28, 2008 totaling approximately $15.7 million, and we paid a special cash dividend of $0.75 per share totaling approximately $46.7 million in February 2007 out of our available cash and short-term investments. Interest income was lower in 2008 and 2007 as a result of these dividends. As further discussed in Note 13 to the Consolidated Financial Statements included in this Form 10-K, we paid a special cash dividend of $0.30 per share on February 27, 2009 totaling approximately $19.2 million out of our available cash. We currently expect interest income in 2009 to be lower than in 2008, partially as a result of paying this special dividend, but primarily because of the declining short-term interest rate environment we are currently experiencing.

     GAIN (LOSS) ON AFFILIATE INVESTMENTS – Results of operations for the year ended December 31, 2007 include a $0.5 million gain on the sale of our remaining investment in e-Government Solutions Limited, a private joint venture based in London, England, as further discussed in Note 6 in the Notes to Consolidated Financial Statements included in this Form 10-K.

     INCOME TAXES. Our effective tax rate was approximately 38% in 2008, 35% in 2007, and 42% in 2006. Our effective tax rate for 2008 and 2007 was lower than the amount customarily expected due primarily to the effect of decreases in the liability for uncertain tax positions totaling approximately $0.2 million and $0.4 million in 2008 and 2007, respectively, as further discussed in Note 10 in the Notes to Consolidated Financial Statements included in this Form 10-K. Our income tax provision for 2006 includes the establishment of a valuation allowance totaling approximately $177,000 for state income tax loss carryforwards that we may be unable to use, as further discussed in Note 10 in the Notes to Consolidated Financial Statements included in this Form 10-K. Prospectively, we currently expect our effective tax rate to be between 40% and 42%.

Liquidity and Capital Resources

Operating Activities

     Net cash provided by operating activities was $22.7 million in 2008 compared to $24.6 million in 2007. The decrease in cash flow from operations was primarily the result of a year-over-year increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation, offset by a $1.8 million decrease in cash flows relating to a net increase in operating assets and liabilities, mainly attributable to accounts receivable. The increase in accounts receivable (and accounts payable) in 2008 was primarily attributable to an increase in fourth quarter payment processing services in several portals and the related timing of cash receipts and payments to our government partners, in addition to the general increase in revenues across our portal businesses in 2008.

     The increase in accrued expenses in 2008 was primarily attributable to an increase in accrued payroll and benefit costs of approximately $1.4 million resulting from a combination of an increase in self-funded insurance reserves, executive bonus accruals related to the 2008 annual cash incentive plan and increased staffing.

     Net cash provided by operating activities was $24.6 million in 2007 compared to $25.7 million in 2006. The decrease in cash flow from operations was primarily the result of a year-over-year increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation, offset by a smaller increase in accounts payable in 2007 (as compared to 2006) mainly due to the timing of payment processing for tax filing applications.

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

     We had a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses. These losses generated significant federal and state tax net operating losses, or NOLs, as further discussed above. As a result of our NOL carryforwards, we are not currently paying federal income taxes, with the exception of alternative minimum tax, and are only paying income taxes in certain states. This positively impacts our operating cash flow and will continue to positively impact our operating cash flow during the NOL carryforward periods. Based on our current projections, we currently expect to fully utilize our federal NOL carryforwards by the end of 2009. For the years ended December 31, 2008, 2007 and 2006, combined federal and state income tax payments totaled approximately $1.1 million, $0.8 million and $0.4 million, respectively.

Investing Activities

     Cash provided by investing activities in 2008 reflects the liquidation of a portion of our student loan auction-rate securities (“SLARS”) to pay the $15.7 million special cash dividend in February 2008 and the repurchase of our remaining SLARS by our broker-dealer at par value in October 2008. Capital expenditures in 2008 were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office equipment. In 2008, we capitalized approximately $0.7 million of internal use software development costs relating to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.

     Cash provided by investing activities in 2007 primarily reflects the liquidation of our investment portfolio to pay the $46.7 million special cash dividend in February 2007, partially offset by the purchase of $18 million in marketable debt securities in an effort to increase investment income from our excess cash and $4.9 million of capital expenditures. Capital expenditures in 2007 were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment to support and enhance corporate-wide information technology security and portal operations. Capital expenditures in 2007 also included approximately $1.0 million for furniture, fixtures and leasehold improvements made during the fourth quarter of the year for the Company’s new corporate headquarters. Investing activities in 2007 also included $0.5 million in proceeds from the sale of our remaining investment in the e-Government Solutions Limited joint venture, as further discussed in Note 6 in the Notes to Consolidated Financial Statements included in this Form 10-K. In 2007, we capitalized approximately $0.6 million of internal use software development costs relating to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.

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

Financing Activities

     Financing activities in 2008 reflect the payment of a $15.7 million special cash dividend, in addition to $1.9 million in proceeds from the exercise of employee stock options for cash and $0.3 million in proceeds from our employee stock purchase program. Although we cannot predict the annual amount of proceeds we expect to receive from employee stock options exercised for cash in the future, we expect that our employees will continue to exercise vested stock options that have intrinsic value. At December 31, 2008, approximately 0.4 million employee stock options were exercisable at a weighted average exercise price of $4.61 per share. The closing price of our common stock on December 31, 2008 was $4.60 per share.

     Financing activities in 2007 reflect the payment of a $46.7 million special cash dividend, in addition to $0.9 million in proceeds from the exercise of employee stock options for cash and $0.2 million in proceeds from our employee stock purchase program.

     Financing activities in 2006 primarily reflect $1.2 million in proceeds from the exercise of employee stock options for cash and $0.2 million in proceeds from our employee stock purchase program.

Liquidity

     We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended December 31, 2008 and 2007 were approximately $432.8 million and $303.8 million, respectively. The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for the three-month periods ended December 31, 2008 and 2007 was 8 and 9, respectively.

     We believe that working capital is an important measure of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $53.5 million at December 31, 2008, from $49.8 million at December 31, 2007. Our current ratio, defined as current assets divided by current liabilities, at December 31, 2008 was 2.0 compared to 2.1 at December 31, 2007. We expect our working capital and current ratio to decrease during the first quarter of 2009 due to the $19.2 million special dividend paid on February 27, 2009, as further discussed below and in Note 13 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

     At December 31, 2008, our total cash, cash equivalents and short-term investment balance was $60.4 million compared to $55.8 million at December 31, 2007. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives and special dividend payments for at least the next twelve months without the need of additional capital. We have a $10 million unsecured revolving credit facility with a bank. This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes. We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility. In total, we had $3.7 million in available capacity to issue additional letters of credit and $8.7 million of unused borrowing capacity at December 31, 2008 under the facility. The credit facility expires in May 2009. However, letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement. We intend to renew the credit facility prior to its expiration date in May 2009. For additional discussion of our credit facility, see Note 7 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

     On February 3, 2009, our Board of Directors declared a special cash dividend of $0.30 per share, payable to shareholders of record as of February 17, 2009. On February 27, 2009, we paid the special cash dividend totalling approximately $19.2 million out of available cash. We do not believe that this dividend will have a significant effect on our future liquidity. However, we may need to raise additional capital within the next twelve months to further:

  fund operations if unforeseen costs arise;

  support our expansion into other states and government agencies beyond what is contemplated if unforeseen opportunities arise;

  expand our product and service offerings beyond what is contemplated if unforeseen opportunities arise;

  respond to unforeseen competitive pressures; and

  acquire technologies beyond what is contemplated.

     Any projections of future earnings and cash flows are subject to substantial uncertainty. If our cash, short-term investments and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or issue debt securities. The sale of additional equity securities could result in dilution to the Company's shareholders. Recently, credit and capital markets have experienced unusual volatility and disruption, and equity and debt financing have become more expensive and difficult to obtain. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

     We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases. These irrevocable letters of credit are generally in force for one year, for which we currently pay bank fees of 1% of face value per annum. We had unused outstanding letters of credit totaling approximately $1.3 million at December 31, 2008. We are not currently required to cash collateralize these letters of credit. However, even though we currently expect to be profitable in fiscal 2009 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis. We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability. If we are not able to sustain profitability, our cash collateral requirements may increase. Had we been required to post 100% cash collateral at December 31, 2008 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $4.3 million and would have been classified as restricted cash.

     At December 31, 2008, we were bound by performance bond commitments totaling approximately $3.3 million on certain government portal outsourcing contracts. These performance bonds are collateralized by a $1.0 million letter of credit. We have never had any defaults resulting in draws on performance bonds or letters of credit.

Off-Balance Sheet Arrangements and Contractual Obligations

     We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements. The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2008 (in thousands):

			1-3	3-5	More than 5
Contractual Obligations	Total	Less than 1 year	years	years	years
Operating lease obligations	$8,337	$2,480	$3,434	$1,663	$760
Income tax uncertainties	468	—	468	—	—
Long-term debt obligations	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total contractual cash obligations	$8,805	$2,480	$3,902	$1,663	$760

     While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts. We have income tax uncertainties of approximately $0.5 million at December 31, 2008. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years as reflected in the table above. However, the ultimate timing of resolution is uncertain. See Notes 2 and 10 in the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion on income taxes.

Recent Accounting Pronouncements

Fair Value Measurements

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Except for the portion of SFAS No. 157 that addresses nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which has been deferred for one additional year, we adopted this standard effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. We are currently evaluating the requirements of SFAS No. 157 that address nonfinancial assets and liabilities and have not yet determined the impact on our consolidated financial statements.

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

Share-Based Payments

     In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP-EITF 03-6-1). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. Because our service-based restricted stock awards contain non-forfeitable rights to dividends, we will have to treat these awards as participating securities. Total unvested service-based restricted shares totaled 0.9 million at December 31, 2008. The Company anticipates that the adoption of this standard will likely have a negative impact on basic and diluted earnings per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. Our cash and cash equivalents are subject to market risk due to changes in interest rates. Cash held in sweep accounts is invested primarily in U.S. government money market accounts that purchase U.S. agency instruments or direct obligations of the U.S. Treasury or repurchase agreements secured by U.S. agency instruments. Interest rates related to these floating rate securities may produce less income than expected if interest rates fall. Current yields associated with these securities have been decreasing due to the increased demand for more conservative investments in light of the current credit crisis. Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates, but is not expected to materially impact results of operations.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$38,235,605	$60,371,935
Short-term investments	17,600,000	—
Trade accounts receivable	28,149,698	37,496,614
Unbilled revenues	720,131	359,025
Deferred income taxes, net	6,746,355	4,293,653
Prepaid expenses & other current assets	2,142,673	2,272,839
Total current assets	93,594,462	104,794,066
Property and equipment, net	6,110,075	6,640,869
Deferred income taxes, net	10,808,941	6,726,811
Other assets	862,669	1,249,761
Total assets	$111,376,147	$119,411,507

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,497,922	$41,791,344
Accrued expenses	6,847,523	8,407,082
Application development contracts	352,969	202,217
Other current liabilities	99,285	897,847
Total current liabilities	43,797,699	51,298,490

Other long-term liabilities	713,496	893,444
Total liabilities	44,511,195	52,191,934

Commitments and contingencies (Notes 2, 3, 7 and 8)	—	—

Shareholders' equity:
Common stock, no par, 200,000,000 shares authorized
62,031,312 and 62,778,564 shares issued and outstanding	—	—
Additional paid-in capital	165,934,316	154,200,185
Accumulated deficit	(98,901,689)	(86,980,612)
	67,032,627	67,219,573
Less treasury stock	(167,675)	—
Total shareholders' equity	66,864,952	67,219,573
Total liabilities and shareholders' equity	$111,376,147	$119,411,507

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2007	2008
Revenues:
Portal revenues	$70,008,598	$82,451,763	$96,795,170
Software & services revenues	1,367,248	3,303,171	3,780,333
Total revenues	71,375,846	85,754,934	100,575,503

Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	37,249,358	43,648,482	53,492,292
Cost of software & services revenues, exclusive of depreciation & amortization	596,279	1,883,478	2,323,158
Selling & administrative	15,341,777	21,594,393	22,517,638
Depreciation & amortization	2,040,398	2,501,615	3,633,201
Total operating expenses	55,227,812	69,627,968	81,966,289
Operating income	16,148,034	16,126,966	18,609,214

Other income (expense):
Interest income	2,401,504	1,741,107	695,367
Gain (loss) on affiliate investments	(96,954)	508,209	—
Other expense, net	(35,187)	(16,010)	(49,155)
Total other income	2,269,363	2,233,306	646,212
Income before income taxes	18,417,397	18,360,272	19,255,426
Income tax provision	7,678,396	6,405,052	7,334,349
Net income	$10,739,001	$11,955,220	$11,921,077

Basic net income per share	$0.17	$0.19	$0.19
Diluted net income per share	$0.17	$0.19	$0.19

Weighted average shares outstanding
Basic	61,408,552	61,836,530	62,530,672
Diluted	61,763,093	62,525,249	62,841,690

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2006	61,073,505	$—	$207,444,750	$(122,093,098)	$(184,048)	$85,167,604
Cumulative effect of SAB No. 108 (Note 2)	—	—	—	565,564	—	565,564
Net income	—	—	—	10,739,001	—	10,739,001
Sale of treasury stock	11,154	—	50,004	—	16,373	66,377
Stock options exercised	448,898	—	1,226,638	—	—	1,226,638
Stock-based compensation	—	—	1,331,603	—	—	1,331,603
Issuance of common stock under
employee stock purchase plan	40,343	—	157,398	—	—	157,398
Balance, December 31, 2006	61,573,900	—	210,210,393	(110,788,533)	(167,675)	99,254,185
Cumulative effect of FIN 48 (Note 2)	—	—	—	(68,376)	—	(68,376)
Net income	—	—	—	11,955,220	—	11,955,220
Cash dividends on common stock (Note 9)	—	—	(46,729,871)	—	—	(46,729,871)
Shares surrendered to pay exercise price of
stock options	(33,446)	—	(246,998)	—	—	(246,998)
Shares surrendered upon exercise of
stock options and vesting of restricted
stock to satisfy tax withholdings	(50,204)	—	(343,185)	—	—	(343,185)
Stock option exercises and restricted stock
vestings	488,440	—	1,127,341	—	—	1,127,341
Stock-based compensation	—	—	1,676,890	—	—	1,676,890
Issuance of common stock under
employee stock purchase plan	52,622	—	239,746	—	—	239,746
Balance, December 31, 2007	62,031,312	—	165,934,316	(98,901,689)	(167,675)	66,864,952
Net income	—	—	—	11,921,077	—	11,921,077
Retirement of treasury stock (Note 9)	—	—	(167,675)	—	167,675	—
Cash dividends on common stock (Note 9)	—	—	(15,709,073)	—	—	(15,709,073)
Shares surrendered upon exercise of
stock options and vesting of restricted
stock to satisfy tax withholdings	(64,137)	—	(469,378)	—	—	(469,378)
Stock option exercises and restricted stock
vestings	749,706	—	1,861,329	—	—	1,861,329
Stock-based compensation	—		2,470,687	—	—	2,470,687
Issuance of common stock under
employee stock purchase plan	61,683	—	279,979	—	—	279,979
Balance, December 31, 2008	62,778,564	$—	$154,200,185	$(86,980,612)	$—	$67,219,573

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net income	$10,739,001	$11,955,220	$11,921,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	2,040,398	2,501,615	3,633,201
Stock-based compensation expense	1,331,603	1,676,890	2,470,687
Accretion of discount on marketable securities	(8,431)	—	—
Application development contracts	(748,013)	(159,649)	(150,752)
Deferred income taxes	7,179,104	6,220,176	6,534,832
Gain (loss) on affiliate investments	96,954	(508,209)	—
Impairment loss on property and equipment	—	164,075	—
Loss on disposal of property and equipment	35,187	16,258	49,155
Changes in operating assets and liabilities
(Increase) decrease in trade accounts receivable	(6,486,896)	579,340	(9,346,916)
Decrease in unbilled revenues	2,523,859	348,809	361,106
(Increase) decrease in prepaid expenses & other current assets	46,588	(497,857)	(130,166)
(Increase) decrease in other assets	19,117	(10,089)	(12,173)
Increase in accounts payable	9,744,035	2,295,985	5,293,422
Increase (decrease) in accrued expenses	(731,384)	593,141	1,090,181
Increase (decrease) in other current liabilities	(62,220)	(155,706)	798,562
Increase (decrease) in other long-term liabilities	—	(405,608)	179,948
Net cash provided by operating activities	25,718,902	24,614,391	22,692,164

Cash flows from investing activities:
Purchases of property and equipment	(2,584,948)	(4,876,242)	(3,942,205)
Proceeds from sale of property and equipment	—	13,672	32,234
Capitalized internal use software development costs	(239,492)	(567,946)	(678,098)
Purchases of marketable securities	(24,500,000)	(18,000,000)	(1,000,000)
Sales and maturities of marketable securities	—	45,408,431	18,600,000
Proceeds from sale of affiliate	—	508,209	—
Net cash provided by (used in) investing activities	(27,324,440)	22,486,124	13,011,931

Cash flows from financing activities:
Cash dividends on common stock	—	(46,729,871)	(15,709,073)
Proceeds from sale of treasury stock	64,965	—	—
Proceeds from employee common stock purchases	157,398	239,746	279,979
Proceeds from exercise of employee stock options	1,226,638	880,343	1,861,329
Net cash provided by (used in) financing activities	1,449,001	(45,609,782)	(13,567,765)

Net increase (decrease) in cash and cash equivalents	(156,537)	1,490,733	22,136,330
Cash and cash equivalents, beginning of year	36,901,409	36,744,872	38,235,605
Cash and cash equivalents, end of year	$36,744,872	$38,235,605	$60,371,935

Other cash flow information:
Income taxes paid	$373,793	$776,717	$1,083,198

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

     NIC Inc. (the "Company" or "NIC") is a provider of eGovernment services that helps governments use the Internet to increase internal efficiencies and provide a higher level of service to businesses and citizens. The Company accomplishes this currently through two divisions: its primary portal outsourcing businesses and its software & services businesses.

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

     The Company’s software & services businesses primarily include its Uniform Commercial Code (“UCC”) and corporate filings software development business and its ethics & elections business. The Company’s UCC and corporate filings software development business, NIC Conquest, is primarily a provider of software applications and services for electronic filings and document management solutions for the California Secretary of State and is not actively marketing its applications and services in respect of new engagements. NIC offers UCC applications through several of its state portals, typically through the Secretary of State’s office; however, transactional revenues associated with these applications are not associated with NIC Conquest and are included in portal revenues. The Company’s ethics & elections business, NIC Technologies, designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies. Currently, NIC Technologies is primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

     The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category includes revenues from the Company’s subsidiaries operating government portals under long-term contracts on an outsourced basis. The software & services category includes revenues primarily from the Company’s software & services businesses. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, and depreciation & amortization. Cost of portal revenues consist of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), telecommunications, merchant fees required to process credit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consist of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal and finance, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative costs also consist of stock-based compensation and corporate-level expenses for market development and public relations.

Basis of consolidation

     The accompanying consolidated financial statements consolidate the Company together with all of its direct and indirect wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and cash equivalents

     Cash and cash equivalents primarily include cash on hand in the form of bank deposits and money market funds. Cash held in sweep accounts is invested primarily in U.S. government money market accounts that purchase U.S. agency instruments or direct obligations of the U.S. Treasury or repurchase agreements secured by U.S. agency instruments. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all non-restricted highly liquid instruments purchased with an original maturity of one month or less to be cash equivalents.

Investments

     The Company accounts for investments in debt securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company's investments at December 31, 2007, consisting entirely of student loan auction-rate securities (“SLARS”), were classified as available-for-sale at the time of purchase. The Company re-evaluates such designation as of each consolidated balance sheet date.

     The Company’s SLARS were structured with short-term interest rates that were reset through the auction process at 28–day intervals, but with contractual debt maturities that were in excess of 22 years. Historically, the Company had the option to liquidate its SLARS whenever the interest rates on these securities were reset. Accordingly, such securities were classified as short-term at December 31, 2007. The Company held no SLARS at December 31, 2008.

     Investments are reported at fair value with any unrealized holding gains or losses included in accumulated other comprehensive income or loss, a component of shareholders’ equity, net of tax, until realized. The fair values of the Company's investments are based on market prices or broker quotes at the reporting date. See Note 4. Realized gains or losses on the sale of investments are determined using the specific-identification method and have not historically been material. The Company assesses other-than-temporary impairment of investments in accordance with FASB Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the carrying value of available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. For the three years ended December 31, 2008, the Company did not recognize any impairment charge on its investment portfolio.

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

     Unbilled revenues relating to the Company’s contract with the California Secretary of State at December 31, 2007 and 2008 were $0.2 million. Unbilled revenues relating to the Company’s ethics & election business at December 31, 2007 and 2008 were $0.3 million and $0.1 million. Unbilled revenues relating to the Company’s portal businesses at December 31, 2007 were $0.2 million. There were no unbilled revenues relating to the Company’s portal business at December 31, 2008.

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

     The Company periodically evaluates the carrying value of property and equipment to be held and used when events and circumstances warrant such a review. The carrying value of property and equipment is considered impaired when the anticipated undiscounted cash flows from the asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. In 2007, the Company recognized an impairment loss of $164,075 related primarily to furniture, fixtures and leasehold improvements at its former corporate headquarters. The Company did not record any impairment losses on property and equipment during 2006 or 2008.

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

     The Company accounts for the costs of developing internal use computer software in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force (“EITF”) Issue 00-2, “Accounting for Website Development Costs.” Costs capitalized pursuant to EITF Issue 00-2 would be included as part of the total of internal use software development costs capitalized pursuant to SOP 98-1.

     The net carrying value of intangible assets at December 31, 2007 and 2008 was approximately $730,000 and $1,105,000 and was included in other long-term assets in the consolidated balance sheets. At December 31, 2007 and 2008, intangible assets consisted of capitalized internal use software development costs, and are being amortized over a three-year period. Accumulated amortization at December 31, 2007 and 2008 totaled approximately $147,000 and $450,000.

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

     Amounts received prior to providing services are recorded as unearned revenue. At each balance sheet date, the Company makes a determination as to the portion of unearned revenue that will be earned within one year and records that amount in other current liabilities in the consolidated balance sheets. The remainder, if any, is recorded in other long-term liabilities. Unearned revenues at December 31, 2008 were approximately $1.1 million. There were no unearned revenues at December 31, 2007.

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

     At December 31, 2008, the Company’s UCC and corporate filings software development business was primarily engaged in servicing the maintenance and operations obligation under its contract with the California Secretary of State. This software & services business is not marketing its applications and services for new engagements.

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

Fair Value of Financial Instruments

     Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) that relate to financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value of financial instruments. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assets or liabilities required to be measured at fair value on a recurring basis within the valuation hierarchy of SFAS No. 157 consisted entirely of its student loan auction-rate securities (“SLARS”) during 2008. Such securities were classified within Level 3 of the fair value hierarchy because there was limited, or no, trading activity due to continued failed auctions and little, or no, price transparency until the Company’s broker-dealer repurchased its SLARS at par value in October 2008. At December 31, 2008, the Company did not hold any investment securities, other than cash equivalents, which primarily included bank deposits and U.S. government money market accounts that purchase U.S. agency instruments or direct obligations of the U.S. Treasury.

     The following table presents a reconciliation of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Year ended
December 31, 2008
Balance, December 31, 2007	$—
Impact of adoption of SFAS No. 157	—
Beginning Balance	$—
Total gains/(losses) (realized/unrealized):
Included in earnings	—
Included in accumulated other comprehensive loss	—
Purchases, issuances and settlements	—
Sales and maturities	(6,950,000)
Transfers in and/or out of Level 3	6,950,000
Balance, December 31, 2008	$—

     The availability of observable inputs can vary and is affected by a wide variety of factors, such as the type of security and characteristics particular to a transaction. To the extent that valuation is based on models or inputs that are less observable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. When observable prices are not available, the Company either uses implied pricing from similar instruments or valuation models based on net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

Comprehensive income

     The Company has no material components of other comprehensive income or loss and, accordingly, the Company's comprehensive income is approximately the same as its net income for all periods presented.

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

	Year ended December 31,
	2006	2007	2008
Numerator:
Net income	$10,739,001	$11,955,220	$11,921,077
Denominator:
Weighted average shares – basic	61,408,552	61,836,530	62,530,672
Stock options and restricted stock awards	354,541	688,719	311,018
Weighted average shares – diluted	61,763,093	62,525,249	62,841,690

Basic net income per share	$0.17	$0.19	$0.19

Diluted net income per share	$0.17	$0.19	$0.19

     Outstanding stock options totaling 0.3 million, 0.2 million and 0.1 million common shares during the years ended December 31, 2006, 2007 and 2008, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.

Concentration of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. During November 2008, the Federal Deposit Insurance Corporation (“FDIC”) adopted the Temporary Liquidity Guarantee Program to strengthen investor confidence and encourage liquidity in the banking system by providing full coverage on non-interest bearing deposit transaction accounts, regardless of dollar amount, for participating banks through December 31, 2009. At December 31, 2008, the amount of cash in domestic non-interest bearing commercial checking accounts was approximately $19.4 million, while the amount of cash held in interest-bearing sweep accounts was approximately $19.9 million. The Company limits its exposure to credit loss by investing the cash held in its sweep accounts primarily in U.S. government money market accounts that purchase U.S. agency instruments or direct obligations of the U.S. Treasury or repurchase agreements secured by U.S. agency instruments. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

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

     In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

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

     The following table summarizes the effects (up to January 1, 2006) of applying the guidance in SAB No. 108:

	Period in which the Misstatement
	Originated (1)
	Cumulative Effect Prior to	Adjustment Recorded as of
	January 1, 2004	January 1, 2006
Deferred income taxes (2)	$565,564	$565,564
Net loss (3)	$565,564
Accumulated deficit (4)		$565,564

(1)	The Company previously quantified this error under the roll-over method and concluded that it was immaterial.

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

Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Except for the portion of SFAS No. 157 that addresses nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which has been deferred for one additional year, the Company adopted this standard effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the requirements of SFAS No. 157 that address nonfinancial assets and liabilities and has not yet determined the impact on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company did not elect to choose the fair value option and record unrealized gains and losses in earnings for any of its financial instruments. Accordingly, the adoption of SFAS No. 159 on January 1, 2008 did not have any impact on the Company’s consolidated financial statements.

     In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP-EITF 03-6-1). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. Because the Company’s service-based restricted stock awards contain non-forfeitable rights to dividends, the Company will have to treat these awards as participating securities. Total unvested service-based restricted shares totaled 0.9 million at December 31, 2008. The Company anticipates that the adoption of this standard will likely have a negative impact on basic and diluted earnings per share.

3. OUTSOURCED GOVERNMENT PORTAL CONTRACTS

     The Company's outsourced government portal contracts generally have an initial term of three to five years with provisions for renewals for various periods at the option of the government. The Company's primary business obligation under these contracts is to design, build and operate Internet-based portals on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements.

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

     At December 31, 2008, the Company was bound by performance bond commitments totaling approximately $3.3 million on certain portal outsourcing contracts. Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

     The following is a summary of the Company’s twenty-one outsourced state government portal contracts at December 31, 2008:

		Year Services	Contract Expiration Date
NIC Subsidiary	Portal Web Site (State)	Commenced	(Renewal Options Through)
West Virginia Interactive	www.WV.gov (West Virginia)	2007	6/30/2009 (6/30/2010)
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2010 (6/26/2013)
Vermont Information Consortium	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2009
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	3/31/09 (1/31/2013)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	2/28/2010 (2/28/2012)
Rhode Island Interactive	www.RI.gov (Rhode Island)	2001	8/7/2010 (8/7/2012)
Oklahoma Interactive	www.OK.gov (Oklahoma)	2001	6/30/2009
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	6/30/2011 (6/30/2015)
Utah Interactive	www.Utah.gov (Utah)	1999	5/6/2009
Maine Information Network	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2010
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2010 (6/30/2014)
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2010
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

     During the first quarter of 2008, the Company received a new five-year contract from the state of Hawaii. This contract includes unlimited renewal options under which the state can extend the contract for additional three-year periods. The Company also received a new four-year contract with the state of Maine, which includes an option for the state to extend the contract for three additional two-year terms. In addition, the Company received a one-year contract extension from the state of Alabama.

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

     During the fourth quarter of 2008, the Company received a one-year contract extension from the state of Alabama.

     During the first quarter of 2009, the Company received a one-year contract extension from the state of Nebraska.

4. INVESTMENTS

     The par value and fair value of the Company’s investments was as follows at December 31:

	December 31, 2007			December 31, 2008
	Unrealized			Unrealized
	Par Value	Gain (Loss)	Fair Value	Par Value	Gain (Loss)	Fair Value
Auction-rate debt securities	$17,600,000	$—	$17,600,000	$—	$—	$—

     The Company’s investments at December 31, 2007, consisting entirely of student loan auction-rate securities (“SLARS”), were classified as available-for-sale at the time of purchase. Gross realized gains and losses and unrealized holding gains and losses for each of the periods presented were not significant.

     The Company’s SLARS were structured with short-term interest rates that were reset through the auction process at 28–day intervals, but with contractual debt maturities that were in excess of 22 years. Historically, the Company had the option to liquidate its SLARS whenever the interest rates on these securities were reset. Accordingly, such securities were classified as short-term at December 31, 2007.

     During January 2008, the Company began to liquidate its SLARS at each interest rate reset date in anticipation of paying the special cash dividend of $0.25 per share on February 28, 2008, totaling approximately $15.7 million (see Note 9). The Company had successful auctions on these securities with scheduled 28-day reset dates through mid-February 2008, at which time the Company had liquidated approximately $11.6 million of its portfolio. Furthermore, there were successful actions during January 2008 for each auction-rate security the Company held. Accordingly, the Company determined that there was no impairment of these securities at December 31, 2007. The Company encountered its first failed auction in mid-February 2008, as the amount of securities submitted for sale in those auctions exceeded the amount of bids. The Company did not subsequently have a successful auction related to its SLARS. However, in October 2008, the broker-dealer of the Company’s SLARS repurchased all of the Company’s SLARS at par value totaling approximately $6.9 million.

5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

	2007	2008
Furniture and fixtures	$2,090,399	$2,480,647
Equipment	8,983,240	10,245,036
Purchased software	3,261,314	3,937,780
Leasehold improvements	685,487	799,707
	15,020,440	17,463,170
Less accumulated depreciation	(8,910,365)	(10,822,301)
	$6,110,075	$6,640,869

     Depreciation expense for the years ended December 31, 2006, 2007 and 2008, was $2,032,456, $2,362,652 and $3,330,022, respectively.

6. INVESTMENTS IN AFFILIATES AND JOINT VENTURES

     In 2000, NIC made a $5 million cash investment in E-Filing.com, Inc. (“E-Filing”), a provider of online filing applications for legal services, giving NIC ownership of 21% of E-Filing, a non-public company. The investment was accounted for under the equity method. In 2004, E-Filing repurchased the Company’s ownership interest in E-Filing for approximately $0.5 million, which approximated the carrying value of the Company’s investment at the date of the repurchase. The Company received approximately $0.3 million in cash and a $0.2 million subordinated promissory note with principal plus 5% interest payable annually in three equal installments on each of the first, second and third anniversary dates of the issuance of the note. The Company had no investment balance remaining in E-Filing after the repurchase. During 2006, the Company wrote off the remaining balance of the promissory note ($96,954) due to E-Filing’s deteriorated financial condition, and recorded the loss in gain (loss) on affiliate investments in the consolidated statements of income.

     In 2000, NIC made an initial $0.5 million cash investment in e-Government Solutions Limited (“eGS”), a private joint venture based in London, England. The investment had been accounted for under the equity method. As a result of a modification to the joint venture agreement in 2002, the Company began to account for its investment in eGS under the cost method and had no investment balance remaining in eGS after the modification. NIC’s cash contributions since the inception of the joint venture totaled approximately $1.0 million. In September 2007, a member of the joint venture purchased the Company’s ownership interest in eGS for approximately $0.5 million in cash. The Company had no investment balance in eGS at the date of the purchase and recorded a $0.5 million gain on the purchase in gain (loss) on affiliate investments in the consolidated statements of income.

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

     The terms of the agreement provide for customary representations and warranties, affirmative and negative covenants and events of default. The Company also is required to maintain compliance with the following financial covenants (in each case, as defined in the agreement):

  Consolidated minimum annual EBITDA of at least $12 million, computed quarterly on a rolling 12-month basis

  Consolidated tangible net worth of at least $36 million

  Consolidated maximum leverage ratio of 1.5:1

     The Company was in compliance with each of the covenants listed above at December 31, 2008. The credit agreement expires in May 2009. However, letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement. The Company intends to renew the credit facility prior to its expiration date in May 2009.

     The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.3 million at both December 31, 2007 and 2008. The Company had $3.7 million in available capacity to issue additional letters of credit and $8.7 million of unused borrowing capacity at December 31, 2008 under the facility.

     The Company has a $1.0 million line of credit with a separate bank in conjunction with a corporate credit card agreement.

8. COMMITMENTS AND CONTINGENCIES

Operating leases

     The Company and its subsidiaries lease office space and certain equipment under noncancellable operating leases. Future minimum lease payments under all noncancellable operating leases at December 31, 2008 are as follows:

Fiscal Year
2009	$2,479,966
2010	2,052,000
2011	1,382,431
2012	1,121,991
2013	540,494
Thereafter	760,089

     Rent expense for operating leases for the years ended December 31, 2006, 2007 and 2008 was approximately $1.9 million, $2.4 million and $2.9 million, respectively.

SEC Investigation

     The Company has been the subject of an informal SEC inquiry of expense reporting by certain officers of the Company and certain potentially related matters. In connection with that inquiry, a review was undertaken by the Audit Committee of the Company’s Board of Directors, with the assistance of outside, independent counsel, which focused on such expense reporting. The review revealed that expense reimbursement deficiencies occurred during the period from January 2004 through October 2006 related to Jeffery S. Fraser, who was then the Company’s Chairman of the Board and Chief Executive Officer, that these expense reimbursement deficiencies were isolated to Mr. Fraser and that the amount of such deficiencies was not material to the Company’s financial condition or results of operations. During the second quarter of 2008, the Company received notice from the SEC that a formal order of investigation had been issued with respect to these matters. As is frequently the case in such situations, the SEC has taken the step of obtaining a formal order of investigation to ensure the thoroughness of its investigation. The Company believes the investigation conducted by NIC’s Audit Committee was thorough and independent and it is not anticipated that the SEC investigation will reveal any significant additional instances of misreporting of expenses by employees.

Litigation

     The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any legal proceedings.

9. SHAREHOLDERS' EQUITY

Common stock

     On June 30, 1998, the Company and the National Information Consortium Voting Trust (the “Voting Trust”) consisting of all the Company's then current shareholders, entered into a stock purchase agreement for the Company's shareholders to sell a 25% interest in the Company to an investment management firm. Under the Voting Trust agreement, two principal shareholders had the right to vote all of the Voting Trust's common shares and to sell all or any part of such shares. In 2006, the Voting Trust sold approximately 2.1 million shares of NIC common stock in the open market. At December 31, 2007, the Voting Trust held approximately 21.4 million shares of NIC common stock. Of this balance, 116,441 shares were held on behalf of the Company by the Voting Trust, and were recorded as treasury stock with an assigned value of $167,675 in the consolidated balance sheets.

     During the second quarter of 2008, the Company was informed that the trustees of the Voting Trust dissolved the Voting Trust as of June 20, 2008. During the third quarter of 2008, the trustees distributed the Voting Trust’s stock in the Company to the Voting Trust beneficiaries, and the Company exchanged its Voting Trust units for the 116,441 shares of NIC common stock and retired these shares.

Common stock transactions and additional paid-in capital

     As a condition of separation and severance from the Company in the second quarter of 2002, a former executive had the right to request the Company to repurchase all of the shares of the Company’s common stock, totaling 149,488 shares, beneficially owned by the former executive that were held of record in the Voting Trust for $1.44 per share. In October 2002, the former executive exercised this right and caused the Company to repurchase his Voting Trust units for $215,260. The shares of NIC common stock represented by the Voting Trust Units have been recorded as treasury stock in the consolidated balance sheets. Since this time, the Voting Trust has, on occasion, distributed shares of NIC common stock to its members and sold shares of NIC common stock in the open market, which has reduced the number of shares remaining in treasury stock. In 2006, the Voting Trust sold approximately 2.1 million shares of NIC common stock in the open market. This affected 11,154 shares of NIC common stock held by the Company as treasury stock. The Company received $64,965 in proceeds from the sale. These shares had an assigned value of $16,373, which was credited to treasury stock, with the remaining $50,004 credited directly to additional paid-in capital. At December 31, 2007, the Company had 116,441 shares remaining in treasury stock. As further discussed above, the Voting Trust was dissolved during 2008, and the Company exchanged its Voting Trust units for 116,441 shares of NIC common stock and retired these shares.

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

10. INCOME TAXES

     The provision for income taxes consists of the following:

	Year Ended December 31,
	2006	2007	2008
Current income taxes:
Federal	$185,944	$(60,483)	$132,945
State	313,348	245,358	666,572
Total	499,292	184,875	799,517
Deferred income taxes:
Federal	6,083,043	5,288,011	5,568,245
State	1,096,061	932,166	966,587
Total	7,179,104	6,220,177	6,534,832
Total income tax provision	$7,678,396	$6,405,052	$7,334,349

     Significant components of the Company's deferred tax assets and liabilities were as follows at December 31:

	2007	2008
Deferred tax assets:

Net operating loss carryforwards	$11,209,229	$5,017,271
Amortization and impairment of purchase accounting goodwill and
software intangibles	6,029,979	5,138,129
Capital losses on sale of affiliates	2,430,378	2,430,378
Stock-based compensation pursuant to SFAS No. 123R	573,486	720,886

Accrued vacation	441,639	508,975
Unearned revenue	—	463,850
Amortization of internal use software development costs	275,575	395,441
Accrued contract expenses under percentage of completion
accounting	171,614	220,654
Application development contract loss	143,821	82,395
Other	72,509	91,333
	21,348,230	15,069,312
Less: Valuation allowance	(3,107,948)	(3,039,168)
Total	18,240,282	12,030,144
Deferred tax liabilities:
Depreciation & capitalized internal use software development
costs	(684,986)	(1,009,680)
Total	(684,986)	(1,009,680)
Net deferred tax asset	$17,555,296	$11,020,464

     For federal income tax purposes, the Company had available at December 31, 2008, total net operating loss ("NOL") carryforwards of approximately $7.3 million that will expire in 2022. The Company believes it is more likely than not it will generate sufficient taxable income from future operations to fully utilize its federal NOL carryforwards prior to expiration. The amount of the deferred tax asset considered realizable relating to these NOLs could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

     A portion of the Company’s total deferred tax asset valuation allowance relates to estimated state NOL carryforwards. The Company has identified certain estimated state NOL carryforwards that it had previously recognized it might be unable to use. Based on a review of applicable state tax statutes, the Company concluded that there is substantial doubt it would be able to realize the full amount of certain estimated NOL carryforwards in states where the Company cannot file a consolidated income tax return. As a result, the Company recorded a deferred tax asset valuation allowance in 2003 totaling $483,386. In 2007, the Company increased its valuation allowance by $17,043 for additional state NOL carryforwards that the Company may be unable to use. In 2008, the Company decreased its valuation allowance by $68,780 for state NOL carryforwards that the Company expects to be able to use.

     A portion of the Company’s total deferred tax valuation allowance at December 31, 2008, totaling $1,881,598 relates to capital losses realized on certain of the Company’s previous equity method investments, and $548,780 relates to an expected capital loss on the Company’s investment in its European joint venture, eGS. At present, there is substantial doubt about the Company’s ability to generate capital gains in the future. As a result, the Company has recorded a full valuation allowance on both of these deferred tax assets at December 31, 2008. There was no change in the valuation allowance for capital loss carryforwards in 2008.

     See Note 11 for discussion of the accounting for income tax deductions relating to the exercise of non-qualified stock options and vesting of restricted stock.

     The following table reconciles the effective income tax rate indicated by the consolidated statements of income and the statutory federal income tax rate:

	Year Ended December 31,
	2006	2007	2008
Effective federal and state income tax rate	41.7%	34.9%	38.1%
State income taxes	(4.8)	(4.5)	(5.7)
Valuation allowance	(1.0)	—	0.4
Uncertain tax positions	—	2.2	1.3
Book gain on sale of investment	—	1.0	—
Other	(0.9)	1.4	0.9
Statutory federal income tax rate	35.0%	35.0%	35.0%

     The Company adopted the provisions of FIN 48 on January 1, 2007 (see Note 2). As a result, the Company recognized a $68,376 increase in the liability for unrecognized tax benefits, which resulted in an increase to the January 1, 2007 accumulated deficit balance of $68,376. As of January 1, 2007, after the implementation of FIN 48, the Company’s unrecognized tax benefits were $1,119,104, all of which would affect the Company’s effective tax rate if recognized. This amount decreased by $405,608 during 2007 as the Company considered additional information relating to its uncertain tax positions, and by $245,631 in 2008, as the statute of limitations for certain tax years relating to unrecognized tax benefits expired. It is expected that the amount of unrecognized tax benefits will change in the next 12 months. However, the Company does not expect the change to have a significant impact on its results of operations or financial condition. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits (included in other long-term liabilities in the consolidated balance sheets) during the years ended December 31, 2007 and 2008 is as follows:

	2007	2008
Balance at January 1	$1,119,104	$713,496
Additions for tax positions of prior years	4,782	1,140
Reductions for tax positions of prior years	(410,390)	—
Settlements	—	—
Expiration of the statute of limitations	—	(246,771)
Balance at December 31	$713,496	$467,865

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

     The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense in the consolidated statements of income. Upon the adoption date of FIN 48 and at December 31, 2007 and 2008, accrued interest and penalty amounts were not material.

11. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (revised 2004), “Share-Based Payment,” which establishes the accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the grant). The Company elected to adopt the modified prospective application transition method as provided by SFAS No. 123R. For vested stock-based awards that were outstanding on January 1, 2006, the Company was not required to record any additional compensation expense. For unvested stock-based awards that were outstanding on January 1, 2006, awards that were previously included as part of the pro-forma net income and earnings per share calculations of SFAS No. 123 have been charged to expense over the remaining vesting period, without any changes in measurement. For all new stock-based awards that have been granted or modified after January 1, 2006, the Company has used SFAS No. 123R’s measurement model, expense recognition and settlement provisions. Upon adoption of SFAS No. 123R, the Company discontinued its historical accounting practice of recognizing forfeitures when they occurred and now estimates compensation cost related to awards not expected to vest.

     The following table presents stock-based compensation expense included in the Company’s consolidated statements of income pursuant to the provisions of SFAS No. 123R:

	Year Ended December 31,
	2006	2007	2008
Cost of portal revenues, exclusive of depreciation	$346,392	$410,822	$1,060,811
& amortization
Cost of software & services revenues, exclusive of	19,051	17,986	28,655
depreciation and amortization
Selling & administrative	966,160	1,248,082	1,312,044

Stock-based compensation expense before income	1,331,603	1,676,890	2,401,510
taxes
Income tax benefit	(519,732)	(654,993)	(937,309)

Net stock-based compensation expense	$811,871	$1,021,897	$1,464,201

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

     The NIC plan was adopted in May 1998, amended in November 1998 and May 1999, revised in August 1999, and amended and restated in May 2004 and May 2006. The May 2006 amendment and restatement, as approved by the Company’s Board of Directors and shareholders, modified the NIC plan to allow for the granting of restricted stock awards in addition to stock options. Under the NIC plan, the Company is authorized to grant stock options and restricted stock awards for up to 9,286,754 common shares. At December 31, 2008, a total of 801,748 shares were available for future grants under the NIC plan. There have been no option repricings under the NIC plan.

     The SDR plan was adopted in May 2000 in conjunction with NIC’s acquisition of SDR Technologies. Under the SDR plan, the Company is authorized to grant options for up to 229,965 common shares. No options in addition to the 227,566 options granted upon the close of the SDR acquisition will be granted under the SDR plan. There have been no option repricings under the SDR plan.

     Stock options are generally exercisable one year from date of grant in cumulative annual installments of 25% and expire five years after the grant date. The Company did not grant any stock options in 2006, 2007 or 2008, and does not currently anticipate granting stock options in the future. Instead, the Company expects to grant only restricted stock awards, as further discussed below.

Stock options

     Summary stock option activity for the year ended December 31, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1	1,190,183	$4.46

Granted	—	—
Exercised	(554,125)	$3.36
Expired	(189,750)	$6.82
Canceled	(21,250)	$7.59

Outstanding at December 31	425,058	$4.69	1.0	$139,992

Options exercisable at December 31	367,683	$4.61	0.6	$135,442

     The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008 was approximately $1.5 million, $1.1 million and $2.0 million, respectively. Cash proceeds from the exercise of employee stock options for the years ended December 31, 2006, 2007 and 2008 were approximately $1.2 million, $0.9 million and $1.9 million, respectively.

     The fair value of shares vested during the years ended December 31, 2006, 2007 and 2008 was approximately $0.8 million, $0.9 million and $0.3 million, respectively. As of December 31, 2008, there was approximately $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options. The Company expects to recognize this cost over a weighted-average period of one year.

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

     During 2008, the Board of Directors of the Company granted certain management-level employees, executive officers and non-employee directors service-based restricted stock awards totaling 731,756 shares with a grant-date fair value totaling approximately $5.3 million.

     During 2008, the Board of Directors of the Company also granted certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s new executive compensation program totaling 141,125 shares, with a grant date fair value of $5.86 per share, totaling approximately $0.8 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2010. The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

  Operating income growth (three-year compound annual growth rate) – 25% weighting

  Total revenue growth (three-year compound annual growth rate) – 25% weighting

  Cash flow return on invested capital (three-year average) – 50% weighting

     At the end of the three-year period, the executive officers will receive a number of shares per the following schedule of threshold, target or superior Company performance for the performance criteria:

Performance Threshold	Performance Levels
	Threshold	Target	Superior
Operating income growth (three-year compound annual growth rate)	15%	20%	25%
Total revenue growth (three-year compound annual growth rate)	15%	20%	25%
Cash flow return on invested capital (three-year average)	15%	20%	25%

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

     A summary of restricted stock activity for the year ended December 31, 2008 is presented below:

		Weighted
		Average Grant
	Restricted	Date Fair
	Shares	Value
Outstanding at January 1	489,416	$5.55

Granted	872,881	$6.04
Vested	(195,581)	$6.21
Expired	—	—
Canceled	(75,702)	$6.14

Outstanding at December 31	1,091,014	$5.90

     The fair value of restricted stock vested during the year ended December 31, 2008 was approximately $1.2 million. At December 31, 2008, the Company had approximately $4.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to service-based nonvested restricted stock awards (excluding performance-based awards discussed above). The Company expects to recognize this cost over the next 2.7 years.

Income taxes

     Prior to 2006, the Company received federal income tax deductions, or windfall tax benefits, when certain employees of the Company would exercise non-qualified stock options. The tax benefit for the deductions increased deferred tax assets and was credited directly to additional paid-in capital. Under the guidance of footnote 82 of paragraph A94 of SFAS No. 123R, the Company is not permitted to recognize a credit to additional paid-in capital for windfall tax benefits resulting from the exercise of non-qualified stock options or vesting of restricted stock unless such windfall tax benefits reduce income taxes payable. Since the Company is not currently paying federal income taxes (with the exception of federal alternative minimum tax), such windfall tax benefits generally increase the Company’s tax net operating loss carryforwards. Following the with-and-without approach for utilization of tax attributes, which results in windfall tax benefits being utilized after utilization of available tax net operating loss carryforwards to offset current year taxable income, the Company did not record an increase to deferred tax assets with an offsetting increase to additional paid-in capital for the windfall tax benefit of approximately $0.6 million, $0.3 million and $0.6 million relating to the exercise of non-qualified stock options and vesting of restricted stock awards during the years ended December 31, 2006, 2007 and 2008.

     Paragraph 81 of SFAS No. 123R indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R (i.e., the pool of additional paid-in capital, or the “APIC pool”), the Company shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS No. 123 for recognition purposes. The Company elected to use the alternative transition method described in FASB Staff Position No. FAS 123(R)-3 (the “short cut method”) for calculating the APIC pool upon adoption of SFAS No. 123R, and determined it had no such pool available. At December 31, 2008, the Company’s APIC pool totaled approximately $1.5 million.

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

Employee Stock Purchase Plan

     In 1999, the Company's Board of Directors approved an employee stock purchase plan (“ESPP”) intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan permit eligible employees to purchase NIC common stock through payroll deductions up to 15% of each employee's compensation. Amounts deducted and accumulated by the participant are used to purchase shares of NIC's common stock at 85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined in the plan.

     In the offering period commencing on April 1, 2005 and ending on March 31, 2006, 40,343 shares were purchased at a price of $3.9015 per share, resulting in total cash proceeds to the Company of approximately $157,000. In the offering period commencing on April 1, 2006 and ending on March 31, 2007, 52,622 shares were purchased at a price of $4.556 per share, resulting in total cash proceeds to the Company of approximately $240,000. In the offering period commencing on April 1, 2007 and ending on March 31, 2008, 61,683 shares were purchased at a price of $4.539 per share, resulting in total cash proceeds to the Company of approximately $280,000. The next offering period under this plan commenced on April 1, 2008. The closing fair market value of NIC common stock on the first day of the current offering period was $7.38 per share.

     The fair values of the offerings were estimated on the dates of grant using the Black-Scholes model using the assumptions in the following table.

	March 31, 2007	March 31, 2008	March 31, 2009
	Offering	Offering	Offering
Risk-free interest rate	4.77%	4.93%	1.62%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life	1.0 year	1.0 year	1.0 year
Expected stock price volatility	30.11%	34.11%	42.84%

Weighted average fair value of ESPP rights	$1.60	$1.52	$2.21

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

Defined Contribution 401(k) Profit Sharing Plan

     The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment. A discretionary match by the Company of an employee’s contribution of up to 5% of base salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $0.5 million, $0.6 million and $0.8 million for the years ended December 31, 2006, 2007 and 2008, respectively.

12. REPORTABLE SEGMENTS AND RELATED INFORMATION

     The Company’s two reportable segments consist of its Outsourced Portal businesses and Software & Services businesses. The Outsourced Portals segment includes the Company's subsidiaries operating outsourced government portals and the corporate divisions that directly support portal operations. The Software & Services segment primarily includes the Company’s UCC and corporate filings software development business (NIC Conquest) with the California Secretary of State and ethics & elections filings business (NIC Technologies) with the Federal Election Commission and the state of Michigan. Each of the Company’s Software & Services businesses is an operating segment and has been aggregated to form the Software & Services reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items." There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all segments.

     The measure of profitability by which management evaluates the performance of its segments and allocates resources to them is operating income (loss). Segment asset or other segment balance sheet information is not presented to the Company’s chief operating decision maker. Accordingly, the Company has not presented information relating to segment assets.

     The table below reflects summarized financial information for the Company's reportable segments for the years ended December 31:

	Outsourced	Software &	Other Reconciling	Consolidated
	Portals	Services	Items	Total
2006
Revenues	$70,008,598	$1,367,248	$—	$71,375,846

Costs & expenses	40,433,646	1,169,498	11,584,270	53,187,414
Depreciation &
amortization	1,863,437	65,131	111,830	2,040,398
Operating income (loss)	$27,711,515	$132,619	$(11,696,100)	$16,148,034

2007
Revenues	$82,451,763	$3,303,171	$—	$85,754,934

Costs & expenses	47,580,543	2,160,340	17,385,470	67,126,353
Depreciation &
amortization	2,310,968	24,371	166,276	2,501,615
Operating income (loss)	$32,560,252	$1,118,460	$(17,551,746)	$16,126,966

2008
Revenues	$96,795,170	$3,780,333	$—	$100,575,503

Costs & expenses	58,008,631	2,929,112	17,395,345	78,333,088
Depreciation &
amortization	3,215,636	57,641	359,924	3,633,201
Operating income (loss)	$35,570,903	$793,580	$(17,755,269)	$18,609,214

     The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the years ended December 31:

	2006	2007	2008
Total operating income for reportable segments	$16,148,034	$16,126,966	$18,609,214
Interest income	2,401,504	1,741,107	695,367
Gain (loss) on affiliate investments	(96,954)	508,209	—
Other income (expense), net	(35,187)	(16,010)	(49,155)

Income before income taxes	$18,417,397	$18,360,272	$19,255,426

     The highest volume, most commercially valuable service the Company offers is access to motor vehicle records through the Company’s outsourced government portals, referred to as DMV records. This service accounted for approximately 59%, 54% and 48% of the Company’s portal revenues in 2006, 2007 and 2008, respectively.

     A primary source of revenue is derived from data resellers, who use the Company's government portals to access DMV records for sale to the auto insurance industry. For the year ended December 31, 2006, one of these data resellers accounted for approximately 47% of the Company’s portal revenues and 47% of the Company's total revenues. For the year ended December 31, 2007, one of these data resellers accounted for approximately 40% of the Company’s portal revenues and 38% of the Company's total revenues. For the year ended December 31, 2008, one of these data resellers accounted for approximately 33% of the Company’s portal revenues and 32% of the Company's total revenues. At December 31, 2008, this one data reseller accounted for approximately 27% of the Company’s accounts receivable.

     For the year ended December 31, 2006, the Company’s Indiana portal accounted for approximately 14% of the Company’s portal revenues and 13% of the Company’s consolidated revenues. For the year ended December 31, 2007, the Company’s Indiana portal accounted for approximately 11% of the Company’s portal revenues and 11% of the Company’s consolidated revenues. For the year ended December 31, 2008, the Company’s Indiana portal accounted for approximately 11% of the Company’s portal revenues and 10% of the Company’s consolidated revenues.

     For the year ended December 31, 2006, revenues from the Company’s UCC and corporate filings software development contract with the California Secretary of State were negative ($940,000) as a result of adjustments under percentage of completion accounting as further discussed in Note 2.

13. SUBSEQUENT EVENTS

     On February 3, 2009, the Company’s Board of Directors declared a special cash dividend of $0.30 per share, payable to shareholders of record as of February 17, 2009. The dividend, totaling approximately $19.2 million, was paid on February 27, 2008 on 62,792,786 outstanding shares of common stock. A dividend equivalent of $0.30 per share was also paid simultaneously on 1,040,446 unvested shares of restricted stock granted under the Company’s 2006 Stock Option and Incentive Plan. The dividend was paid out of the Company’s available cash.

     The dividend may result in a partial return of capital to shareholders, with the balance being taxable to shareholders as a qualified dividend. The exact amount of the return of capital, if any, is dependent on the earnings and profits of the Company through the end of its 2009 fiscal year.

14. UNAUDITED QUARTERLY OPERATING RESULTS

     The unaudited quarterly information below is subject to seasonal fluctuations resulting in lower portal revenues in the fourth quarter of each calendar year (on an individual portal basis, and excluding revenue from new outsourced government portal contracts), due to the lower number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods. For additional information on significant items affecting the quarterly results for the periods presented, refer above to Notes 2, 6, 10 and 11.

2007
	Three Months Ended				Year Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	December 31, 2007
Revenues:
Portal revenues	$19,868,121	$20,610,064	$20,699,037	$21,274,541	$82,451,763
Software & services revenues	765,716	866,117	858,715	812,623	3,303,171
Total revenues	20,633,837	21,476,181	21,557,752	22,087,164	85,754,934
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization	10,454,148	10,418,844	10,844,146	11,931,344	43,648,482
Cost of software & services revenues,
exclusive of depreciation & amortization	470,716	493,210	478,811	440,741	1,883,478
Selling & administrative	5,119,716	5,445,394	5,206,679	5,822,604	21,594,393
Depreciation & amortization	535,670	576,405	632,251	757,289	2,501,615
Total operating expenses	16,580,250	16,933,853	17,161,887	18,951,978	69,627,968
Operating income	4,053,587	4,542,328	4,395,865	3,135,186	16,126,966
Other income (expense):
Interest income	580,425	317,182	359,870	483,630	1,741,107
Gain (loss) on affiliate investments	—	—	508,209	—	508,209
Other income (expense), net	105	(166)	2,191	(18,140)	(16,010)
Total other income (expense)	580,530	317,016	870,270	465,490	2,233,306
Income before taxes	4,634,117	4,859,344	5,266,135	3,600,676	18,360,272
Income tax provision	1,888,403	2,107,032	1,476,154	933,463	6,405,052
Net income	$2,745,714	$2,752,312	$3,789,981	$2,667,213	$11,955,220

Basic net income per share:	$0.04	$0.04	$0.06	$0.04	$0.19
Diluted net income per share	$0.04	$0.04	$0.06	$0.04	$0.19

Weighted average shares outstanding:
Basic	61,652,154	61,768,673	61,904,985	62,015,563	61,836,530
Diluted	61,968,819	62,255,725	62,536,688	62,646,298	62,525,249

2008
	Three Months Ended				Year Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	December 31, 2008
Revenues:
Portal revenues	$23,796,488	$24,621,112	$24,146,566	$24,231,004	$96,795,170
Software & services revenues	883,202	1,080,574	794,066	1,022,491	3,780,333
Total revenues	24,679,690	25,701,686	24,940,632	25,253,495	100,575,503
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization	12,704,786	13,006,541	13,502,289	14,278,676	53,492,292
Cost of software & services revenues,
exclusive of depreciation & amortization	433,216	706,566	541,266	642,110	2,323,158
Selling & administrative	5,962,666	5,822,206	5,519,794	5,212,972	22,517,638
Depreciation & amortization	846,794	898,649	902,874	984,884	3,633,201
Total operating expenses	19,947,462	20,433,962	20,466,223	21,118,642	81,966,289
Operating income	4,732,228	5,267,724	4,474,409	4,134,853	18,609,214
Other income (expense):
Interest income	332,917	109,941	140,020	112,489	695,367
Other income (expense), net	(19,450)	—	(4,684)	(25,021)	(49,155)
Total other income (expense)	313,467	109,941	135,336	87,468	646,212
Income before taxes	5,045,695	5,377,665	4,609,745	4,222,321	19,255,426
Income tax provision	2,058,005	2,197,447	1,550,035	1,528,862	7,334,349
Net income	$2,987,690	$3,180,218	$3,059,710	$2,693,459	$11,921,077

Basic net income per share:	$0.05	$0.05	$0.05	$0.04	$0.19
Diluted net income per share	$0.05	$0.05	$0.05	$0.04	$0.19

Weighted average shares outstanding:
Basic	62,118,530	62,496,747	62,724,047	62,774,036	62,530,672
Diluted	62,631,010	62,956,338	62,970,717	62,799,367	62,841,690

Report of Independent Registered Public Accounting Firm

     To the Board of Directors and Shareholders of NIC Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of NIC Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

     As discussed in Note 2 to the consolidated financial statements, in 2008, the Company changed the manner in which it measures fair value in accordance with SFAS No. 157, “Fair Value Measurements” and in 2007, the Company changed the manner in which it accounts for uncertain tax positions.

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
March 12, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that material information required to be disclosed in its filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

     Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

     Changes in Internal Control over Financial Reporting - As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

     Not applicable.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Structure and Practices of the Board of Directors - Corporate Governance Principles and Practices and Code of Business Conduct and Ethics, – Committees of the Board and – Nominations of Directors” set forth in the Company's definitive proxy statement related to its 2009 annual meeting of shareholders (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” “Employment Agreements and Severance Payments,” and “Structure and Practices of the Board of Directors – Director Compensation” set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information under “Security Ownership of Certain Beneficial Owners and Management” set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

     The following table shows the Company’s common stock authorized for issuance under the Company's equity compensation plans as of December 31, 2008:

	A	B	C
	Number of securities to
	be issued upon exercise	Weighted average
	of outstanding options,	exercise price of
	warrants and rights	outstanding options,	Number of securities
	outstanding as of	warrants and rights	available for issuance as
Plan Category	December 31, 2008	shown in Column A	of December 31, 2008
Equity compensation
plans approved by
shareholders
• Stock options	410,375	$4.79
• Restricted
stock	1,091,014	—
Total	1,501,389		801,748

Employee stock
purchase plan	See Note (1)	See Note (1)	1,975,449

Equity compensation
plans not approved by
shareholders (2)	14,683	$2.03	2,399

(1)

March 31, 2008 was the purchase date of common stock for the most recently completed offering period under the Company’s employee stock purchase plan. Therefore, as of such date, no purchase rights were outstanding. The purchase price for the offering period ended March 31, 2008, was $4.539 per share, and the total number of shares purchased was 61,683.

(2)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information under “Certain Relationships and Related Transactions”, “Election of Directors,” and “Structure and Practices of the Board of Directors - Independence” set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information under “Ratification of Appointment of Independent Registered Public Accounting Firm” set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

(1) Financial Statements.

Index To Consolidated Financial Statements:	Page
Consolidated Balance Sheets	45
Consolidated Statements of Income	46
Consolidated Statements of Changes in Shareholders' Equity	47
Consolidated Statements of Cash Flows	48
Notes to Consolidated Financial Statements	49
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	74

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the documents referenced below as exhibits to this Annual Report on Form 10-K. The documents include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

Exhibit
Number	Description
3.1	Articles of Incorporation of the registrant(1)
3.2	Articles of Amendment to Articles of Incorporation of the registrant(5)
3.3	Amendments to Bylaws of registrant, as adopted February 3, 2009(13)
3.4	Bylaws of registrant, as amended February 3, 2009(13)
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.2	Investor Rights Agreement dated June 30, 1998(1)
4.3	Investors' Rights Agreement, dated January 12, 2000(2)
4.4	Specimen Stock Certificate of the registrant(1)
10.1	Form of Indemnification Agreement between the registrant and each of its executive officers and directors(1) **
10.2	Registrant's 1998 Stock Option Plan, as amended and restated(1) **
10.3	Registrant's 1999 Employee Stock Purchase Plan(1) **
10.4	Employment Agreement between the registrant and Jeffery S. Fraser dated July 1, 1998(1) **
10.5	Employment agreement between the Registrant and William F. Bradley, dated September 1, 2000(3) **
10.6	Employment agreement between the Registrant and Samuel R. Somerhalder, dated September 1, 2000(3) **
10.7	Employment agreement between the Registrant and Harry H. Herington, dated September 1, 2000(3) **
10.8	Employment agreement between the Registrant and Stephen M. Kovzan, dated September 1, 2000(3) **
10.9	Business Programs Automation Agreement, dated September 6, 2001, between National Information USA, Inc. and the State of California(4)
10.10	Employment agreement between the Registrant and Eric J. Bur dated April 1, 2001 (6) **
10.11	Amendment to Contract No. 00SA420104, SSD SOS 0010, California Business Programs Automation Project, dated March 13, 2006, between NICUSA, Inc. and the State of California, Secretary of State (7)
10.12	Registrant’s 2006 Amended and Restated Stock Option and Incentive Plan (8) **
10.13	Credit Agreement Dated as of May 2, 2007 between NIC Inc., as borrower, and Bank of America, N.A., as Lender and L/C Issuer(9)
10.14	Separation and Severance Agreement and Release of Claims, dated June 27, 2007, between the Registrant and Eric J. Bur(10) **
10.15	Restricted Stock Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan(11) **
10.16	Stock Option Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan(11)
10.17	NIC Inc. Management Annual Cash Incentive Plan, dated March 4, 2008(12)
10.18	Performance-Based Restricted Stock Agreement under the NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan(12)
21.1	Subsidiaries of the registrant **
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accountants
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-77939
(2)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-30872
(3)	Incorporated by reference to Form 10-K filed with the SEC on April 2, 2001
(4)	Incorporated by reference to Form 10-Q filed with the SEC on November 14, 2001
(5)	Incorporated by reference to Form 10-Q filed with the SEC on May 14, 2002
(6)	Incorporated by reference to Form 10-K filed with the SEC on March 25, 2002
(7)	Incorporated by reference to Form 10-K filed with the SEC on March 16, 2006
(8)	Incorporate by reference to Registration Statement on Form S-8, File No. 333-136016
(9)	Incorporated by reference to Form 10-Q filed with SEC on May 7, 2007
(10)	Incorporated by reference to Form 10-Q file with SEC on August 6, 2007
(11)	Incorporated by reference to Form 10-Q file with SEC on November 11, 2007
(12)	Incorporated by reference to Form 10-Q filed with SEC on May 12, 2008
(13)	Incorporated by reference to Form 8-K filed with the SEC on February 4, 2009

**	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

NIC INC.
By:	/s/Harry H. Herington
Harry H. Herington, Chairman of the Board and Chief Executive
Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Harry H. Herington	Chairman of the Board and Chief Executive Officer	March 13, 2009
Harry H. Herington	(Principal Executive Officer)

/s/Stephen M. Kovzan	Chief Financial Officer	March 13, 2009
Stephen M. Kovzan	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Art N. Burtscher	Lead Director	March 13, 2009
Art N. Burtscher

/s/John L. Bunce, Jr.	Director	March 13, 2009
John L. Bunce, Jr.

/s/Daniel J. Evans	Director	March 13, 2009
Daniel J. Evans

/s/Jeffery S. Fraser	Director and Chairman Emeritus	March 13, 2009
Jeffery S. Fraser

/s/Ross C. Hartley	Director	March 13, 2009
Ross C. Hartley

/s/Alexander C. Kemper	Director	March 13, 2009
Alexander C. Kemper

/s/Pete Wilson	Director	March 13, 2009
Pete Wilson