Form 10-Q
period 2009-03-31
NIC INC
filed 2009-05-05
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2009 was 62,919,731.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NIC INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$46,690	$60,373
Trade accounts receivable	34,935	37,497
Unbilled revenues	428	359
Deferred income taxes, net	3,923	4,293
Prepaid expenses & other current assets	2,330	2,273
Total current assets	88,306	104,795
Property and equipment, net	6,330	6,641
Deferred income taxes, net	5,479	6,727
Other assets	1,277	1,249
Total assets	$101,392	$119,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,567	$41,792
Accrued expenses	6,974	8,407
Application development contracts	165	202
Other current liabilities	1,115	898
Total current liabilities	48,821	51,299

Other long-term liabilities	769	894
Total liabilities	49,590	52,193

Commitments and contingencies (Note 5)	—	—

Shareholders’ equity:
Common stock, no par, 200,000 shares authorized 62,920 and 62,779 shares issued and outstanding	—	—
Additional paid-in capital	136,005	154,200
Accumulated deficit	(84,203)	(86,981)
Total shareholders’ equity	51,802	67,219
Total liabilities and shareholders’ equity	$101,392	$119,412

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

thousands except for per share amounts

	Three-months ended
	March 31,
	2009	2008
Revenues:
Portal revenues	$26,404	$23,796
Software & services revenues	1,006	883
Total revenues	27,410	24,679
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	14,892	12,704
Cost of software & services revenues, exclusive of depreciation & amortization	616	433
Selling & administrative	6,271	5,963
Depreciation & amortization	936	847
Total operating expenses	22,715	19,947
Operating income	4,695	4,732
Other income (expense):
Interest income	41	333
Other expense, net	(1)	(19)
Total other income (expense)	40	314
Income before income taxes	4,735	5,046
Income tax provision	1,957	2,058
Net income	$2,778	$2,988

Basic net income per share (Note 1)	$0.04	$0.05
Diluted net income per share (Note 1)	$0.04	$0.05

Weighted average shares outstanding (Note 1):
Basic	62,796	62,119
Diluted	62,844	62,479

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

thousands

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2009	62,779	$—	$154,200	$(86,981)	$67,219
Net income	—	—	—	2,778	2,778
Cash dividends on common stock (Note 3)	—	—	(19,150)	—	(19,150)
Shares surrendered upon vesting of restricted stock to satisfy tax withholdings	(15)	—	(78)	—	(78)
Restricted stock vestings	51	—	—	—	—
Stock-based compensation	—	—	568	—	568
Issuance of common stock under employee stock purchase plan	105	—	465	—	465
Balance, March 31, 2009	62,920	$—	$136,005	$(84,203)	$51,802

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

thousands

	Three-months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,778	$2,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	936	847
Stock-based compensation expense	568	521
Application development contracts	(37)	(37)
Deferred income taxes	1,618	1,762
Loss on disposal of property and equipment	1	19
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	2,562	(4,364)
(Increase) decrease in unbilled revenues	(69)	397
(Increase) decrease in prepaid expenses & other current assets	(57)	489
Increase (decrease) in accounts payable	(1,225)	4,180
(Decrease) in accrued expenses	(1,511)	(1,117)
Increase (decrease) in other current liabilities	217	(14)
(Decrease) in other long-term liabilities	(125)	—
Net cash provided by operating activities	5,656	5,671

Cash flows from investing activities:
Purchases of property and equipment	(545)	(1,277)
Capitalized internal use software development costs	(109)	(183)
Purchases of investments	—	(1,000)
Sales and maturities of investments	—	11,650
Net cash (used in) provided by investing activities	(654)	9,190

Cash flows from financing activities:
Cash dividends on common stock	(19,150)	(15,709)
Proceeds from employee common stock purchases	465	280
Proceeds from exercise of employee stock options	—	761
Net cash used in financing activities	(18,685)	(14,668)

Net increase (decrease) in cash and cash equivalents	(13,683)	193
Cash and cash equivalents, beginning of period	60,373	38,236
Cash and cash equivalents, end of period	$46,690	$38,429
Other cash flow information:
Income taxes paid	$792	$367

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated interim financial statements of NIC Inc. and its subsidiaries (“NIC” or the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In management’s opinion, the unaudited consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries as of the dates and for the interim periods presented.  These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  The consolidated balance sheet data included herein as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  Except for the portion of SFAS No. 157 that addresses nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which was deferred for one year, the Company adopted the provisions of SFAS No. 157 on January 1, 2008.  The partial adoption of SFAS No. 157 on January 1, 2008 did not have a significant impact on the unaudited consolidated financial statements of the Company.  The Company adopted the requirements of SFAS No. 157 that address nonfinancial assets and liabilities effective January 1, 2009.  The adoption of the remaining portion of SFAS No. 157 on January 1, 2009 did not have a significant impact on the unaudited consolidated financial statements of the Company.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  At March 31, 2009 and December 31, 2008, the Company did not have any financial instruments that were required to be measured at fair value.

Earnings per Share

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP-EITF 03-6-1).  Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common shareholders.  The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities.  Upon adoption of this standard in the first quarter of 2009, the service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for the three-month periods ended March 31, 2009 and 2008.  Unvested service-based restricted shares totaled approximately 1.0 million and 0.8 million at March 31, 2009 and 2008, respectively.  Basic earnings per share is calculated by first allocating earnings between common shareholders and participating securities.  The earnings attributable to the common shareholders is divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by giving effect to the dilutive potential common shares outstanding during the period.  The dilutive effect of the stock options and the employee stock purchase plan is determined based on the treasury stock method.  The dilutive effect of the service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common shareholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.

The following table sets forth the changes to the computation of basic and diluted earnings per share (in thousands, except per share amounts) pursuant to FSP-EITF 03-6-1:

	Three months ended March 31,
	2009	2008
		As Originally Reported	Effect of Change	As Adjusted
Numerator:
Net income	$2,778	$2,988	$—	$2,988
Income allocated to participating securities	290	—	200	200
Net income available to common shareholders	$2,488	$2,988	$(200)	$2,788
Denominator:
Weighted average shares – basic	62,796	62,119	—	62,119
Stock options and restricted shares	48	512	(152)	360
Weighted average shares – diluted	62,844	62,631	(152)	62,479

Basic earnings per share:
Net income	$0.04	$0.05	$(0.00)	$0.05

Diluted net income per share:
Net income	$0.04	$0.05	$(0.00)	$0.05

Outstanding stock options totaling approximately 2,000 shares and 20,000 shares for the three-month periods ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods, and would result in the options being anti-dilutive.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  During November 2008, the Federal Deposit Insurance Corporation (“FDIC”) adopted the Temporary Liquidity Guarantee Program to strengthen investor confidence and encourage liquidity in the banking system by providing full coverage on non-interest bearing deposit transaction accounts, regardless of dollar amount, for participating banks through December 31, 2009.  At March 31, 2009, the amount of cash in domestic non-interest bearing commercial checking accounts was approximately $30.9 million, while the amount of cash held in interest-bearing sweep accounts and money market funds was approximately $15.8 million.  The Company attempts to limit its exposure to credit loss by investing the cash held in its sweep accounts and money market funds primarily in U.S. government money market accounts that purchase U.S. agency instruments or direct obligations of the U.S. Treasury or repurchase agreements secured by U.S. agency instruments.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

2. OUTSOURCED GOVERNMENT PORTAL CONTRACTS

The Company’s outsourced government portal contracts generally have an initial term of three to five years with provisions for renewals for various periods at the option of the government.  The Company’s primary business obligation under these contracts is to design, build and operate Internet-based portals on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees.  The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements.  The Company has limited control over the level of fees it is permitted to retain.  Any changes made to the amount or percentage of fees retained by NIC, or to the amounts charged for the services offered, could adversely affect the profitability of the respective contract to NIC.

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

A government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passing legislation.  Six contracts under which the Company provides portal outsourcing services can be terminated without cause on a specified period of notice.  Collectively, revenues generated from contracts that can be terminated without cause represented 29% of the Company’s portal revenues for the three-months ended March 31, 2009.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal.  In addition, the loss of one or more of the Company’s larger state portal partners, such as Indiana, Colorado, Utah, Virginia, Tennessee, Arkansas, Alabama or Kentucky, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues.

At March 31, 2009, the Company was bound by performance bond commitments totaling approximately $3.3 million on certain portal outsourcing contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

The following is a summary of the Company’s twenty-one outsourced state government portal contracts at March 31, 2009:

NIC Subsidiary	Portal Web Site (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
West Virginia Interactive	www.WV.gov (West Virginia)	2007	6/30/2009 (6/30/2010)
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2010 (6/26/2013)
Vermont Information Consortium	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2009
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	5/31/09 (1/31/2013)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	2/28/2010 (2/28/2012)
Rhode Island Interactive	www.RI.gov (Rhode Island)	2001	8/7/2010 (8/7/2012)
Oklahoma Interactive	www.OK.gov (Oklahoma)	2001	6/30/2009
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	6/30/2011 (6/30/2015)
Utah Interactive	www.Utah.gov (Utah)	1999	6/5/2009
Maine Information Network	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2010
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2010 (6/30/2014)
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2010
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

During the first quarter of 2009, the Company received a one-year contract extension from the state of Nebraska.

3. SPECIAL CASH DIVIDEND

On February 3, 2009, the Company’s Board of Directors declared a special cash dividend of $0.30 per share, payable to shareholders of record as of February 17, 2009.  The dividend, totaling approximately $19.2 million, was paid on February 27, 2009 on 62,792,786 outstanding shares of common stock.  A dividend equivalent of $0.30 per share was also paid simultaneously on 1,040,446 unvested shares of restricted stock granted under the Company’s 2006 Stock Option and Incentive Plan.  The dividend was paid out of the Company’s available cash.

The dividend may result in a partial return of capital to shareholders, with the balance being taxable to shareholders as a qualified dividend.  The exact amount of the return of capital, if any, is dependent on the earnings and profits of the Company through the end of its 2009 fiscal year.

4.  STOCK BASED COMPENSATION

During the first quarter of 2009, the Board of Directors of the Company granted certain management-level employees, executive officers and non-employee directors service-based restricted stock awards totaling 120,757 shares with a grant-date fair value of $5.52 per share, totaling approximately $0.7 million.  Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%.  Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

During the first quarter of 2009, the Board of Directors of the Company also granted certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 185,145 shares, with a grant date fair value of $5.52 per share, totaling approximately $1.0 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2011.  The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

•                  Operating income growth (three-year compound annual growth rate) — 25% weighting

•                  Total revenue growth (three-year compound annual growth rate) — 25% weighting

•                  Cash flow return on invested capital (three-year average) — 50% weighting

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

5.  COMMITMENTS AND CONTINGENCIES

SEC Investigation

As further discussed in Note 8 in the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009, the Company has been the subject of an informal SEC inquiry of expense reporting by certain officers of the Company and certain potentially related matters. In connection with that inquiry, a review was undertaken by the Audit Committee of the Company’s Board of Directors, with the assistance of outside, independent counsel, which focused on such expense reporting. The review revealed that expense reimbursement deficiencies occurred during the period from January 2004 through October 2006 related to Jeffery S. Fraser, who was then the Company’s Chairman of the Board and Chief Executive Officer, that these expense reimbursement deficiencies were isolated to Mr. Fraser and that the amount of such deficiencies was not material to the Company’s financial condition or results of operations.  During the second quarter of 2008, the Company received notice from the SEC that a formal order of investigation had been issued with respect to these matters.  As is frequently the case in such situations, the SEC has taken the step of obtaining a formal order of investigation to ensure the thoroughness of its investigation.  The Company believes the investigation conducted by the NIC’s Audit Committee was thorough and independent and it is not anticipated that the SEC investigation will reveal any significant additional instances of misreporting of expenses by employees.  However, there can be no assurance that the SEC will not take any action that could adversely affect the Company as a result of the matters it is reviewing.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any legal proceedings.

6.  REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s two reportable segments consist of its Outsourced Portal businesses and Software & Services businesses.  The Outsourced Portals segment includes the Company’s subsidiaries operating outsourced government portals and the corporate divisions that directly support portal operations.  The Software & Services segment primarily includes the Company’s UCC and corporate filings software development business (NIC Conquest), which provides software applications and services for electronic filings and document management solutions to the California Secretary of State, and the Company’s ethics & elections filings business (NIC Technologies), which designs and develops online campaign expenditure and ethics compliance systems for the Federal Election Commission and the state of Michigan.  Each of the Company’s Software & Services businesses is an operating segment and has been aggregated to form the Software & Services reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.”  There have been no significant intersegment transactions for the periods reported.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended March 31 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2009
Revenues	$26,404	$1,006	$—	$27,410

Costs & expenses	15,509	743	5,527	21,779
Depreciation & amortization	821	16	99	936
Operating income (loss)	$10,074	$247	$(5,626)	$4,695

2008
Revenues	$23,796	$883	$—	$24,679

Costs & expenses	13,619	541	4,940	19,100
Depreciation & amortization	744	9	94	847
Operating income (loss)	$9,433	$333	$(5,034)	$4,732

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended March 31 (in thousands):

	2009	2008
Total operating income for reportable segments	$4,695	$4,732
Interest income	41	333
Other expense, net	(1)	(19)

Consolidated income before income taxes	$4,735	$5,046

7.  SUBSEQUENT EVENT

On May 1, 2009, the Company entered into an amendment to extend its $10 million unsecured revolving credit agreement with a bank to May 1, 2011.  This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes.  The Company can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility.  Interest on amounts borrowed is payable at a base rate or a Eurodollar rate, in each case as defined in the agreement.  The base rate is equal to the higher of the Federal Funds Rate plus 0.5% or the bank’s prime rate.  Fees on outstanding letters of credit are either 1.50% (if the Company’s consolidated leverage ratio is less than or equal to 1.25:1) or 1.75% (if the Company’s consolidated leverage ratio is greater than 1.25:1) of face value per annum.  The Company will pay a one-time upfront fee of $37,500 related to the amendment to the credit facility.

The terms of the agreement provide for customary representations and warranties, affirmative and negative covenants and events of default.  The Company also is required to maintain compliance with the following financial covenants (in each case, as defined in the agreement):

•                  Consolidated minimum annual EBITDA of at least $12 million, computed quarterly on a rolling 12-month basis

•                  Consolidated tangible net worth of at least $36 million

•                  Consolidated maximum leverage ratio of 1.5:1

The Company was in compliance with each of the covenants listed above at March 31, 2009.  The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.3 million at March 31, 2009 and December 31, 2008.  The Company had $3.7 million in available capacity to issue additional letters of credit and $8.7 million of unused borrowing capacity at March 31, 2009 under the facility.  The credit agreement expires in May 2011.  However, letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this Quarterly Report on Form 10-Q regarding NIC and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties.   Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future.  For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009. In addition, we will not necessarily update the information in this Quarterly Report on Form 10-Q if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

                There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements.  These include, among others, the success of the Company in signing contracts with new states and government agencies, including continued favorable government legislation; NIC’s ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; and general economic conditions (including the recent deterioration in general economic conditions) and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2008 Annual Report on Form 10-K filed on March 13, 2009 with the Securities and Exchange Commission (“SEC”).  Investors should read all of these discussions of risks carefully.

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

                On behalf of our government partners, we enter into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the transaction and data access services we provide and the division of revenues between the Company and the government agency. The government must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain.  Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could adversely affect the profitability of the respective contract to us.  We generally own all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only. If our contract were not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

                A government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passage of legislation.  Six contracts under which we provide portal outsourcing services can be terminated without cause on a specified period of notice.  Collectively, revenues generated from contracts that can be terminated without cause represented 29% of our portal revenues for the three-months ended March 31, 2009.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.  In addition, the loss of one or more of our larger state portal partners, such as Indiana, Colorado, Utah, Virginia, Tennessee, Arkansas, Alabama or Kentucky, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues.

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

•                  Non-DMV transaction-based: these are transaction fees from sources other than the sale of DMV records, for transactions conducted by business users and consumer users through our portals, and are generally recurring.  For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 in our Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009.

•                  Portal management:  these are revenues from the performance of fixed fee portal management services for our government partners in the states of Arizona and Indiana, and are generally recurring.

•                  Portal software development: these are revenues from the performance of application development projects and other time and materials services for our government partners.  While we actively market these services, they do not have the same degree of predictability as our transaction-based or portal management revenues.  As a result, these revenues are excluded from our recurring portal revenue percentage.

Our software & services businesses

UCC and corporate filings

                Our UCC and corporate filings software development business derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method.  At March 31, 2009, this business was primarily engaged in servicing its contract with the California Secretary of State, and no longer markets its applications and services for any new engagements.

Ethics & elections

                Our ethics & elections business derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided.  At March 31, 2009, our ethics & elections business was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.

CRITICAL ACCOUNTING POLICIES

                There have been no material changes in our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009.

RESULTS OF OPERATIONS

                The following discussion summarizes the significant factors affecting operating results for the three-month periods ended March 31, 2009 and 2008.  This discussion and analysis should be read in conjunction with our unaudited consolidated interim financial statements and the related notes included in this Form 10-Q.

	Three Months Ended March 31,
Key Financial Metrics	2009	2008
Revenue growth – outsourced portals	11%	20%
Same state revenue growth – outsourced portals	10%	12%
Recurring portal revenue %	91%	91%
Gross profit % - outsourced portals	44%	47%
Selling & administrative expenses as % of portal revenues	24%	25%
Operating income margin % (operating income as a % of portal revenues)	18%	20%

                PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three Months Ended March 31,
Portal Revenue Analysis	2009	% Change	2008
DMV transaction-based	$12,372	3%	$11,978
Non-DMV transaction-based	9,616	28%	7,509
Portal management	1,937	(6%)	2,067
Portal software development	2,479	11%	2,242

Total	$26,404	11%	$23,796

                Portal revenues in the current quarter increased 11%, or approximately $2.6 million, over the prior year quarter.  This increase was mainly attributable to a 10% increase, or approximately $2.3 million, in same state portal revenues

(outsourced portals in operation and generating recurring revenue for two full years) and a 1% increase, or approximately $0.3 million, in revenues from our newer portals, including Arizona ($0.1 million), which began to generate revenues in October 2007 and West Virginia ($0.2 million), which began to generate DMV revenues in February 2008.

                Our Indiana portal subsidiary operates under a long-term contract with the state of Indiana that is based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project-based pricing for variable services, rather than transaction-based revenues for DMV and non-DMV services.  Excluding Indiana, same state portal revenues in the current quarter increased 11% over the prior year quarter, with same state DMV transaction-based revenues increasing 2% and same state non-DMV transaction-based revenues increasing 31% (primarily due to the addition of several new revenue generating applications in existing portals).  Our same state revenue growth in the current quarter was lower than the growth we achieved in the prior year quarter primarily due to lower portal software development revenue growth, which was the result of a few significant high-margin time and materials projects in the prior year.  Same state DMV revenue growth in the current quarter was 2% compared to 0% in the prior year quarter.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.  Portal same state non-DMV transaction based revenue growth was 38% in the prior year quarter.  Same state portal revenues in 2009 increased 10% over 2008 primarily due to increased transaction revenues from our Alabama, Colorado, Idaho, Iowa, Maine and Utah portals, among others.

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

	Three Months Ended March 31,
Cost of Portal Revenue Analysis	2009	% Change	2008
Fixed costs	$11,342	16%	$9,748
Variable costs	3,550	20%	2,956

Total	$14,892	17%	$12,704

                Cost of portal revenues for the current quarter increased 17%, or approximately $2.2 million, over the prior year quarter.  Of this increase, 15%, or approximately $1.9 million, was attributable to an increase in same state cost of portal revenues, and 2%, or $0.3 million, was primarily attributable to our newer state portal businesses in Arizona and West Virginia.

                The increase in same state cost of portal revenues in the current quarter was partially attributable to additional personnel in several of our portals due to our continued growth and reinvestment in our core business, coupled with increased employee compensation and health insurance expenses.  Also contributing to this increase was an increase in variable bank fees, particularly from our portals in Alabama and Idaho.  A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

                Our portal gross profit percentage was 44% in the current year quarter, down from 47% in the prior year quarter.  The decrease in 2009 was due to the increase in cost of portal revenues, as described above.  We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our shareholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our shareholders).  We currently expect our portal gross profit percentage to be in the mid-40% range in 2009.

                SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three Months Ended March 31,
Software & Services Revenue Analysis	2009	% Change	2008

Ethics & elections	$679	(1%)	$686
UCC & corporate filings software development	153	2%	150
Other	174	270%	47

Total	$1,006	14%	$883

                Software & services revenues in the current quarter increased 14%, or approximately $0.1 million, over the prior year quarter.  This increase was primarily due to a consulting services engagement with a private company.

                COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the current quarter increased 42%, or approximately $0.2 million, over the prior year quarter.  This increase was primarily attributable to an increase in salary expense and subcontractor consulting costs to support new contract initiatives in our ethics & elections business and a consulting services engagement with a private company.

                SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter increased 5%, or approximately $0.3 million, over the prior year quarter.  This increase was primarily attributable to increased sales and marketing expenses associated with active portal opportunities in addition to higher stock-based compensation of approximately $0.1 million for annual grants of restricted stock to certain management-level employees, executive officers and non-employee directors.  As discussed in Note 5 in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q and Item 1A, Item 3 and Note 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009, we have been the subject of an informal SEC inquiry of expense reporting by certain officers of our Company and certain potentially related matters.  In connection with the informal SEC inquiry, a review was undertaken by the Audit Committee of our Board of Directors, with the assistance of outside, independent counsel, which focused on such expense reporting.  The SEC issued a formal order of investigation in the second quarter of 2008.  Selling & administrative expenses for the current quarter and the prior year quarter include approximately $0.4 million and $0.5 million, respectively, of legal fees and other expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review.  We could continue to incur significant legal fees and other expenses in connection with the ongoing SEC investigation.

                As a percentage of portal revenues, selling & administrative expenses were 24% in the current quarter compared to 25% in the prior year quarter.  We currently expect selling & administrative costs as a percentage of portal revenue to range from 22% to 23% in 2009, which reflects only modest corporate overhead growth.

                DEPRECIATION & AMORTIZATION – Depreciation & amortization expense in the first quarter of 2009 increased 11%, or approximately $0.1 million, over the prior year quarter.  This increase was primarily attributable to capital expenditures for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment to support and enhance corporate-wide information technology security and portal operations

                As a percentage of portal revenues, depreciation & amortization was 4% in both the current and prior year quarters.  We currently expect depreciation and amortization expense as a percentage of portal revenues to range from 3% to 4% in 2009, as we will continue to make key information technology infrastructure and security investments to support the long-term expansion of our portal business.

                INTEREST INCOME.  Interest income reflects interest earned on our investable cash and investment portfolio. Interest income in the current quarter decreased 88%, or approximately $0.3 million, from the prior year quarter due primarily to the declining short-term interest rate environment and our current investment strategy to invest excess cash in government-backed securities and treasury sweep accounts.  Furthermore, we increased the balances in several of our non-interest bearing commercial checking accounts in an effort to reduce bank fees, as the earnings credit we receive for holding funds in these accounts is higher than the interest rate we would receive from investing in government-backed securities.  We currently expect interest income in 2009 to be lower than in 2008 due to the lower short-term interest rate environment and our current investment strategy.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $5.7 million in both the current quarter and prior year quarters.  The decrease in accounts receivable (and accounts payable) in the current year quarter was primarily attributable to an increase in payment processing services in several of our portals during the fourth quarter of 2008 and the related timing of cash receipts and payments to our government partners in the current quarter.

The decrease in accrued expenses in the current quarter was primarily attributable to cash payments in 2009 for management and executive-level bonuses pursuant to the 2008 annual cash incentive plan, 401(k) matching contributions and employee stock purchase plan purchases.

We had a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses.  These losses generated significant federal and state tax net operating losses, or NOLs.  As a result of our NOL carryforwards, we are not currently paying federal income taxes, with the exception of the alternative minimum tax, and are paying income taxes in only certain states.  This positively impacts our operating cash flow and will continue to positively impact our operating cash flow during the NOL carryforward periods. The Company had available at March 31, 2009, total NOL carryforwards of approximately $3.8 million that will expire in 2022.  Based on our current projections, we currently expect to fully utilize our federal NOL carryforwards by the end of 2009.  For the three-month periods ended March 31, 2009 and 2008, combined federal and state income tax payments totaled approximately $0.8 million and $0.4 million, respectively.

Investing Activities

Investing activities in the current quarter primarily reflects $0.5 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office equipment. Cash provided by investing activities in the prior year quarter primarily reflects the partial liquidation of our investment portfolio to pay the $15.7 million special cash dividend in February 2008, and $1.3 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business.

Financing Activities

                Financing activities in the current quarter primarily reflect payment of the $19.2 million special cash dividend in February 2009, partially offset by the receipt of $0.5 million in proceeds from our employee stock purchase program.  Financing activities in the prior year quarter primarily reflect the payment of the $15.7 million special cash dividend in February 2008, partially offset by the receipt of $0.8 million in proceeds from the exercise of employee stock options for cash and $0.3 million in proceeds from our employee stock purchase program.

Liquidity

                We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three-months ended March 31, 2009 and December 31, 2008 were approximately $320.2 million and $432.8 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended March 31, 2009 and December 31, 2008 were 10 and 8, respectively.

                We believe that working capital is an important measure of our short-term liquidity.  Working capital,

defined as current assets minus current liabilities, decreased to $39.5 million at March 31, 2009, from $53.5 million at December 31, 2008.  Our current ratio, defined as current assets divided by current liabilities, at March 31, 2009 was 1.8 compared to 2.0 at December 31, 2008.  The decrease in our working capital and current ratio was primarily attributable to the $19.2 million special dividend paid out of our available cash and cash equivalents in the current quarter as further discussed below and in Note 3 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

                At March 31, 2009, our total cash and cash equivalent balance was $46.7 million compared to $60.4 million at December 31, 2008.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives and special dividend payments for at least the next twelve months without the need of additional capital.  We have a $10 million unsecured revolving credit facility with a bank.  This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes.  We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility.  In total, we had $3.7 million in available capacity to issue additional letters of credit and $8.7 million of unused borrowing capacity at March 31, 2009 under the facility.    Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.  As further discussed in Note 7 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q, on May 1, 2009, we entered into an amendment to extend the credit facility to May 1, 2011.

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

                Any projections of future earnings and cash flows are subject to substantial uncertainty. If our cash, cash generated from operations and the unused portion of our line of credit are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or issue debt securities.  The sale of additional equity securities could result in dilution to the Company’s shareholders.  Recently, credit and capital markets have experienced unusual volatility and disruption, and equity and debt financing have become more expensive and difficult to obtain. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

                We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year.  We had unused outstanding letters of credit totaling approximately $1.3 million at March 31, 2009.  We are not currently required to cash collateralize these letters of credit.  However, even though we currently expect to be profitable in fiscal 2009 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at March 31, 2009 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $4.3 million and would have been classified as restricted cash.

                At March 31, 2009, we were bound by performance bond commitments totaling approximately $3.3 million on certain government portal outsourcing contracts.  These performance bonds are collateralized by a $1.0 million letter of credit.  We have never had any defaults resulting in draws on performance bonds or letters of credit.

Off-Balance Sheet Arrangements, Contractual Obligations and Income Tax Uncertainties

                We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.  We have income tax uncertainties of approximately $0.5 million at March 31, 2009.  These obligations are classified as non-current liabilities on our consolidated balance sheet, as resolution is expected to take more than a year.  We estimate that these matters could be resolved in one to three years.  However, the ultimate timing of resolution is uncertain.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

                In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  Except for the portion of SFAS No. 157 that addresses nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which has been deferred for one additional year, we adopted this standard effective January 1, 2008.  The partial adoption of SFAS No. 157 on January 1, 2008 did not have a significant impact on our unaudited consolidated financial statements.  We adopted the requirements of SFAS No. 157 that address nonfinancial assets and liabilities effective January 1, 2009.  The adoption of the remaining portion of SFAS No. 157 on January 1, 2009 did not have a significant impact on our unaudited consolidated financial statements.

Share-Based Payments

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP-EITF 03-6-1).  Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common shareholders.  The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Upon adoption of this standard in the first quarter of 2009, the service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for the three-month periods ended March 31, 2009 and 2008, respectively.  Unvested service-based restricted shares totaled 1.0 million and 0.8 million at March 31, 2009 and 2008, respectively. Basic earnings per share is calculated by first allocating earnings between common shareholders and participating securities.  The earnings attributable to the common shareholders is divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by giving effect to the dilutive potential common shares outstanding during the period.  The dilutive effect of the stock options and the employee stock purchase plan is determined based on the treasury stock method.  The dilutive effect of the service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common shareholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards. The adoption of this standard did not have a significant impact on our basic or diluted earnings per share at March 31, 2009 and 2008.  For additional information on our adoption of FSP-EITF 03-6-1 in the first quarter of 2009, refer to Note 1 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

                There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                (c)           During the first quarter of 2009, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2009	1,680	$5.15	N/A	N/A
February 4, 2009	6,339	$5.37	N/A	N/A
February 12, 2009	753	$4.55	N/A	N/A
February 25, 2009	153	$5.00	N/A	N/A
March 4, 2009	6,550	$4.81	N/A	N/A

ITEM 5.  OTHER INFORMATION

On May 1, 2009, the Company entered into an amendment to extend its $10 million unsecured revolving credit agreement with a bank to May 1, 2011.  The Company can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility.  Interest on amounts borrowed is payable at a base rate or a Eurodollar rate, in each case as defined in the agreement.  The base rate is equal to the higher of the Federal Funds Rate plus 0.5% or the bank’s prime rate.  Fees on outstanding letters of credit are either 1.5% (if the Company’s consolidated leverage ratio is less than or equal to 1.25:1) or 1.75% (if the Company’s consolidated leverage ratio is greater than 1.25:1) of the face value per annum.  The Company will pay a one-time fee of $37,500 related to the amendment to the credit facility.

On May 5, 2009, the Shareholders of the Company approved an amendment to the 2006 Amended and Restated Stock Option and Incentive Plan (the “Plan”) to increase the number of shares of Common Stock which may be issued under the Plan from 9,286,754 shares to 14,286,754 shares.

ITEM 6.  EXHIBITS

10.1 – Amended Credit Agreement Dated as of May 1, 2009 between NIC Inc., as borrower, and Bank of America, N.A., as Lender and L/C Issuer

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

NIC INC.

Dated: May 5, 2009	/s/Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer

NIC Inc.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Amended Credit Agreement Dated as of May 1, 2009 between NIC Inc., as borrower, and Bank of America, N.A., as Lender and L/C Issuer

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer