Form 10-Q
period 2009-06-30
NIC INC
filed 2009-08-07
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission file number 000-26621

NIC INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2077581 (I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2009 was 63,050,330.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NIC INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$56,763	$60,373
Trade accounts receivable	40,239	37,497
Unbilled revenues	381	359
Deferred income taxes, net	2,162	4,293
Prepaid expenses & other current assets	2,162	2,273
Total current assets	101,707	104,795
Property and equipment, net	6,240	6,641
Intangible assets, net	5,513	1,105
Deferred income taxes, net	5,292	6,727
Other assets	148	144
Total assets	$118,900	$119,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,069	$41,792
Accrued expenses	10,406	8,407
Application development contracts	128	202
Other current liabilities	1,314	898
Total current liabilities	59,917	51,299

Other long-term liabilities	616	894
Total liabilities	60,533	52,193

Commitments and contingencies (Notes 2, 5 and 6)	—	—

Shareholders’ equity (Note 7):
Common stock, $0.0001 par, 200,000 shares authorized, 62,949 and 62,779 shares issued and outstanding	6	6
Additional paid-in capital	137,725	154,194
Accumulated deficit	(79,364)	(86,981)
Total shareholders’ equity	58,367	67,219
Total liabilities and shareholders’ equity	$118,900	$119,412

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

thousands except for per share amounts

	Three-months ended June 30,		Six-months ended June 30,
	2009	2008	2009	2008
Revenues:
Portal revenues	$30,768	$24,621	$57,172	$48,417
Software & services revenues	1,034	1,081	2,040	1,964
Total revenues	31,802	25,702	59,212	50,381
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	17,718	13,006	32,609	25,711
Cost of software & services revenues, exclusive of depreciation & amortization	623	707	1,239	1,140
Selling & administrative	7,155	5,822	13,426	11,785
Nonrecurring gain on acquisition of business, net of tax (Note 3)	(2,249)	—	(2,249)	—
Depreciation & amortization	1,632	899	2,569	1,745
Total operating expenses	24,879	20,434	47,594	40,381
Operating income	6,923	5,268	11,618	10,000
Other income (expense):
Interest income	5	110	45	443
Other expense, net	—	—	—	(20)
Total other income (expense)	5	110	45	423
Income before income taxes	6,928	5,378	11,663	10,423
Income tax provision	2,089	2,198	4,046	4,255
Net income	$4,839	$3,180	$7,617	$6,168

Basic net income per share (Note 1)	$0.08	$0.05	$0.12	$0.10
Diluted net income per share (Note 1)	$0.08	$0.05	$0.12	$0.10

Weighted average shares outstanding (Note 1):
Basic	62,935	62,497	62,867	62,309
Diluted	63,028	62,721	62,937	62,601

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

thousands

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2009, as originally reported	62,779	$—	$154,200	$(86,981)	$67,219
Change in par value of common stock (Note 7)	—	6	(6)	—	—
Balance, January 1, 2009, as adjusted	62,779	$6	$154,194	$(86,981)	$67,219
Net income	—	—	—	7,617	7,617
Cash dividends on common stock (Note 7)	—	—	(19,150)	—	(19,150)
Shares surrendered upon vesting of restricted stock to satisfy tax withholdings	(21)	—	(112)	—	(112)
Stock option exercises and restricted stock vestings	86	—	27	—	27
Stock-based compensation	—	—	1,384	—	1,384
Tax deductions relating to stock-based compensation (Note 8)	—	—	917	—	917
Issuance of common stock under employee stock purchase plan	105	—	465	—	465
Balance, June 30, 2009	62,949	$6	$137,725	$(79,364)	$58,367

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

thousands

	Six-months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$7,617	$6,168
Adjustments to reconcile net income to net cash provided by operating activities, excluding the effects of the acquisition:
Depreciation & amortization	2,569	1,745
Stock-based compensation expense	1,384	1,228
Application development contracts	(74)	(71)
Deferred income taxes	2,349	3,633
Nonrecurring gain on acquisition of business, net of tax (Note 3)	(2,249)	—
Loss on disposal of property and equipment	—	20
Changes in operating assets and liabilities, net of acquisition:
(Increase) in trade accounts receivable	(2,742)	(6,239)
(Increase) decrease in unbilled revenues	(22)	129
Decrease in prepaid expenses & other current assets	330	496
(Increase) in other assets	(4)	—
Increase in accounts payable	6,277	1,466
Increase in accrued expenses	1,768	58
Increase in other current liabilities	292	269
(Decrease) in other long-term liabilities	(278)	—
Net cash provided by operating activities	17,217	8,902

Cash flows from investing activities:
Purchases of property and equipment	(1,321)	(2,228)
Capitalized internal use software development costs	(265)	(408)
Purchases of investments	—	(1,000)
Sales and maturities of investments	—	11,650
Acquisition of business (Note 3)	(1,500)	—
Net cash (used in) provided by investing activities	(3,086)	8,014

Cash flows from financing activities:
Cash dividends on common stock	(19,150)	(15,709)
Proceeds from employee common stock purchases	465	280
Proceeds from exercise of employee stock options	27	1,852
Tax deductions related to stock-based compensation (Note 8)	917	—
Net cash used in financing activities	(17,741)	(13,577)

Net increase (decrease) in cash and cash equivalents	(3,610)	3,339
Cash and cash equivalents, beginning of period	60,373	38,236
Cash and cash equivalents, end of period	$56,763	$41,575

Other cash flow information:
Income taxes paid	$792	$469

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Capitalized internal use software development costs are included in intangible assets in the Company’s consolidated balance sheets at June 30, 2009 and December 31, 2008.  Such amounts were previously included in other long-term assets.

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  Except for the portion of SFAS No. 157 that addresses nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which was deferred for one year, the Company adopted the provisions of SFAS No. 157 on January 1, 2008.  The partial adoption of SFAS No. 157 on January 1, 2008 did not have an impact on the unaudited consolidated financial statements of the Company.  The Company adopted the requirements of SFAS No. 157 that address nonfinancial assets and liabilities effective January 1, 2009.  The adoption of the remaining portion of SFAS No. 157 on January 1, 2009 did not have an impact on the unaudited consolidated financial statements of the Company.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  At June 30, 2009 and December 31, 2008, the Company did not have any financial instruments that were required to be measured at fair value.

Intangible Assets

The Company carries intangible assets at cost less accumulated amortization.  Intangible assets are generally amortized on a straight-line basis over the estimated economic lives of the respective assets.  At each balance sheet date or whenever changes in circumstances warrant, the Company assesses the carrying value of intangible assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis. If the sum of the expected future cash flows on an undiscounted basis were to be less than the carrying amount of the intangible asset, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset exceeds its estimated fair value.  There is considerable management judgment necessary to determine future cash flows, and accordingly, actual results could vary significantly from such estimates. The Company has not recorded any impairment losses on intangible assets during the periods presented.  See Note 4.

Earnings per Share

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF 03-6-1”).  Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented.  The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common shareholders.  The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities.  The Company adopted this standard effective January 1, 2009; therefore, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for the three-and six-month periods ended June 30, 2009 and 2008.  Unvested service-based restricted shares totaled approximately 1.0 million and 0.9 million at June 30, 2009 and 2008, respectively.  Basic earnings per share is calculated by first allocating earnings between common shareholders and participating securities.  Earnings attributable to common shareholders are divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period.  The dilutive effect of stock options and the employee stock purchase plan is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common shareholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.

The following table sets forth the changes to the computation of basic and diluted earnings per share (in thousands, except per share amounts) pursuant to FSP-EITF 03-6-1:

	Three months ended June 30,
	2009	2008
		As Originally Reported	Effect of Change	As Adjusted
Numerator:
Net income	$4,839	$3,180	$—	$3,180
Income allocated to participating securities	75	—	43	43
Net income available to common shareholders	$4,764	$3,180	$(43)	$3,137
Denominator:
Weighted average shares – basic	62,935	62,497	—	62,497
Stock options and restricted shares	93	459	(235)	224
Weighted average shares – diluted	63,028	62,956	(235)	62,721

Basic earnings per share:
Net income	$0.08	$0.05	$(0.00)	$0.05

Diluted net income per share:
Net income	$0.08	$0.05	$(0.00)	$0.05

	Six months ended June 30,
	2009	2008
		As Originally Reported	Effect of Change	As Adjusted
Numerator:
Net income	$7,617	$6,168	$—	$6,168
Income allocated to participating securities	290	—	200	200
Net income available to common shareholders	$7,327	$6,168	$(200)	$5,968
Denominator:
Weighted average shares – basic	62,867	62,309	—	62,309
Stock options and restricted shares	70	486	(194)	292
Weighted average shares – diluted	62,937	62,795	(194)	62,601

Basic earnings per share:
Net income	$0.12	$0.10	$(0.00)	$0.10

Diluted net income per share:
Net income	$0.12	$0.10	$(0.00)	$0.10

Outstanding stock options totaling approximately 300 shares for each of the three- and six-month periods ended June 30, 2009, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods, and would result in the options being anti-dilutive.  Outstanding stock options totaling approximately 20,000 shares for each of the three- and six-month periods ended June 30, 2008 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods, and would result in the options being anti-dilutive.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  During November 2008, the Federal Deposit Insurance Corporation (“FDIC”) adopted the Temporary Liquidity Guarantee Program to strengthen investor confidence and encourage liquidity in the banking system by providing full coverage on non-interest bearing deposit transaction accounts, regardless of dollar amount, for participating banks through December 31, 2009.  At June 30, 2009, the amount of cash in domestic non-interest bearing commercial checking accounts was approximately $36.7 million, while the amount of cash held in interest-bearing sweep accounts and money market funds was approximately $20.1 million.  The Company attempts to limit its exposure to credit loss by investing the cash held in its sweep accounts and money market funds primarily in U.S. government money market accounts that purchase U.S. agency instruments or direct obligations of the U.S. Treasury or repurchase agreements secured by U.S. agency instruments.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase and determining what information should be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) changes the accounting treatment for certain specific acquisition-related items including: expensing acquisition-related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business.  SFAS No. 141(R) was effective for the Company as of January 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009.  See Note 3.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  SFAS No. 165, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for the Company during the interim period ended June 30, 2009.

In June 2009, the FASB approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be released on July 1, 2009. The Codification is not intended to change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for the Company during the interim periods ending September 30, 2009 and is not expected to have an impact on the Company’s consolidated financial condition or results of operations.  The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

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

A government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passing legislation.  Eight contracts under which the Company provides portal outsourcing services can be terminated without cause on a specified period of notice;  collectively, revenues generated from these contracts represented 36% and 38% of the Company’s portal revenues for the three and six-month periods ended June 30, 2009, respectively.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal.  In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues.

At June 30, 2009, the Company was bound by performance bond commitments totaling approximately $3.3 million on certain portal outsourcing contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

The following is a summary of the Company’s twenty-three outsourced state government portal contracts at June 30, 2009:

NIC Subsidiary	Portal Web Site (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
New Mexico Interactive, LLC	TBD	2009	6/1/2010 (6/1/2013)
Texas NICUSA, LLC	www.TexasOnline.com (Texas)	2009	12/31/2009
West Virginia Interactive	www.WV.gov (West Virginia)	2007	6/30/2010
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2010 (6/26/2013)
Vermont Information Consortium	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	8/31/2009 (1/31/2013)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	2/28/2010 (2/28/2012)
Rhode Island Interactive	www.RI.gov (Rhode Island)	2001	8/7/2010 (8/7/2012)
Oklahoma Interactive	www.OK.gov (Oklahoma)	2001	9/30/2009
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	6/30/2011 (6/30/2015)
Utah Interactive	www.Utah.gov (Utah)	1999	6/5/2013 (6/5/2019)
Maine Information Network	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2010
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2010 (6/30/2014)
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2010
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

During the second quarter of 2009, the Company acquired the current portal management contract for the state of Texas.  See Note 3 for additional information regarding this acquisition.  In addition, the Company finalized a one-year contract with the New Mexico Motor Vehicle Division to manage the state’s driver history database.  The contract includes three one-year renewal options under which the government can extend the contract for an additional three years.  The Company also entered into a new four-year contract with the state of Utah, which includes an option for the government to extend the contract for six additional one-year renewal terms, and a new five-year contract with the state of South Carolina.  In addition, the Company received a one-year contract extension from the state of West Virginia. See also Note 10, Subsequent Events.

3. ACQUISITION OF BUSINESS

On May 29, 2009, the Company, through its indirect wholly-owned subsidiary Texas NICUSA, LLC (“TXNICUSA”), completed the acquisition of certain assets from BearingPoint, Inc. (“BearingPoint”), including the current portal management contract for TexasOnline, the official Web site of the state of Texas, through December 31, 2009.  The acquired assets were part of BearingPoint’s North American Public Services Unit which BearingPoint previously agreed to sell to Deloitte LLP (“Deloitte”) pursuant to an Asset Purchase Agreement dated March 23, 2009 (“Asset Purchase Agreement”).  BearingPoint had previously filed for relief under Chapter 11 of the U.S. Bankruptcy Code in February 2009.  Pursuant to the terms of the Asset Purchase Agreement, Deloitte designated the Company as the acquirer of certain designated contracts and assets, and the Company acquired the rights to the designated contracts and the assets directly from BearingPoint.

The assets acquired by the Company included all of BearingPoint’s right, title and interest in and to the following:

(1)          the Texas Electronic Framework Agreement dated May 5, 2000, as amended and renewed, between the Department of Information Resources, an agency of the state of Texas (“DIR”), and the predecessor to BearingPoint (“Framework Agreement”), and related service level agreements with various governmental agencies and entities in the State of Texas (“Service Level Agreements”) (all of which expire on December 31, 2009);

(2)          the Master Work Order Agreement dated May 17, 2008 (“Master Work Order”), including the underlying Master Work Order Projects attached thereto as exhibits (“Master Work Order Projects”), between the DIR and BearingPoint (with certain Master Work Order Projects expiring August 31, 2012 and others expiring August 31, 2014); and

(3)          certain contracts with subcontractors and service providers relating to the provision of products and services pursuant to Framework Agreement, the Service Level Agreements and the Master Work Order.  In addition, the Company is licensing from Deloitte certain intellectual property relating to the acquired contracts.

The Company paid Deloitte $1.5 million in cash in exchange for the designation of the Company as the acquirer of the designated contracts and assets from BearingPoint.  The Company funded the purchase price from its existing cash resources.  In addition, the Company has designated Deloitte as the subcontractor on certain of the Master Work Order Projects under the Master Work Order.

The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141(R).  Accordingly, net assets were recorded at their estimated fair values.  The preliminary fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration paid, resulting in a bargain purchase.  Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures appropriately reflect all available information as of the acquisition date.  As a result, the Company recognized a preliminary, nonrecurring gain of approximately $2.2 million (net of tax) in the second quarter of 2009, which is included in gain on acquisition of business (net of tax) in the consolidated statements of income for the three- and six-month periods ended June 30, 2009.  The acquisition resulted in a gain in part because of Deloitte’s desire to designate a buyer for certain assets to be acquired from BearingPoint prior to the closing of all of the transactions contemplated under the Asset Purchase Agreement with BearingPoint and because NIC was one of the few companies in the eGovernment portal management industry with the requisite experience to be considered as a potential buyer.

The Company is currently in the process of finalizing the valuation for certain acquired assets; therefore, the fair value measurements at May 29, 2009 and the gain on acquisition of business are preliminary and subject to further adjustment.  The allocation of the purchase price to the assets acquired will be finalized as necessary, up to one year after the acquisition closing date, as information becomes available.  The following table summarizes the preliminary purchase price allocation of net tangible and intangible assets acquired (in thousands):

May 29, 2009

Intangible assets subject to amortization:
Rights to the Framework Agreement	$3,940
Rights to the Master Work Order	1,050
Total intangible assets	4,990
Prepaid expenses & other current assets	219
Accrued expenses	(119)
Other current liabilities	(124)
Deferred tax liability on nonrecurring gain on acquisition of business	(1,217)
Net assets acquired	3,749
Purchase price	1,500
Nonrecurring gain on acquisition of business (net of tax)	$2,249

Upon acquisition, the Company recorded a deferred tax liability of approximately $1.2 million related to the excess of the book value of net assets acquired over the tax basis.  At June 30, 2009, the balance of the deferred tax liability was approximately $0.9 million and is included in deferred income taxes, net, a noncurrent asset in the consolidated balance sheet.

Results of operations of the acquired business since the acquisition date included in the Company’s consolidated statements of income for the three- and six-month periods ended June 30, 2009 were as follows (in thousands):

For the period from May 29, 2009 to June 30, 2009
Portal revenues	$2,884

Operating expenses:
Cost of portal revenues	2,033
Nonrecurring gain on acquisition of business (net of tax)	(2,249)
Depreciation and amortization	629
Total operating expenses	413
Operating income/income before income taxes	2,471
Income tax expense	(83)
Net income	$2,388

During the second quarter of 2009, the Company recognized approximately $0.5 million of acquisition-related costs, including legal, accounting, and valuation services.  These costs are included in selling & administrative expenses in the consolidated statements of income for the three- and six-month periods ended June 30, 2009.  The Company’s rights under the Framework Agreement and Service Level Agreements will be amortized over seven months and the Company’s rights under the Master Work Order will be amortized over 39 months, reflecting the remaining contract terms for the agreements.  For additional information on the Company’s intangible assets, see Note 4.

The following unaudited pro forma information presents consolidated financial results as if the acquisition was completed as of January 1, 2009 and 2008, respectively.  This supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the acquisition been completed on January 1, 2008 or January 1, 2009, nor does it purport to be indicative of any future results.

(in thousands, except per share data)	For the six months ended June 30,
	2009	2008
Revenues	$73,589	$68,021
Net income	7,738	11,378
Net income per common share
Basic	$0.12	$0.18
Diluted	$0.12	$0.18

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect the $2.2 million nonrecurring gain on acquisition of business (net of tax) and additional amortization expense that would have been incurred assuming the fair value adjustments to the net assets acquired had been applied from January 1, 2009 or 2008, as applicable, together with the consequential tax effects.

4. INTANGIBLE ASSETS

Intangible assets as of June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value	Useful Life
Rights to the Framework Agreement	$3,940	$(600)	$3,340	$—	$—	$—	7 months
Rights to the Master Work Order	1,050	(29)	1,021	—	—	—	39 months
Capitalized software	1,819	(667)	1,152	1,555	(450)	1,105	36 months
	$6,809	$(1,296)	$5,513	$1,555	$(450)	$1,105

Amortization expense totaling approximately $0.8 million and $0.9 million for the three- and six-month periods ended June 30, 2009, respectively, is included in depreciation and amortization in the consolidated statements of income.  Amortization expense totaling approximately $0.1 million for each of the three- and six-month periods ended June 30, 2008, respectively, is included in depreciation and amortization in the consolidated statements of income.   The Company expects to recognize approximately $3.5 million of intangible asset amortization expense related to the acquisition of contracts with government agencies in the state of Texas as described in Note 3 and approximately $0.3 million of intangible asset amortization expense related to capitalized software in the second half of 2009. The estimated amortization expense related to intangible assets in future years is as follows (in thousands):

Fiscal Year
2010	$730
2011	566
2012	269
$1,565

5. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

On May 1, 2009, the Company entered into an amendment to extend its $10 million unsecured revolving credit agreement with a bank to May 1, 2011.  This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes.  The Company can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility.  Interest on amounts borrowed is payable at a base rate or a Eurodollar rate, in each case as defined in the agreement.  The base rate is equal to the higher of the Federal Funds Rate plus 0.5% or the bank’s prime rate.  Fees on outstanding letters of credit are either 1.50% (if the Company’s consolidated leverage ratio is less than or equal to 1.25:1) or 1.75% (if the Company’s consolidated leverage ratio is greater than 1.25:1) of face value per annum.  The Company paid a one-time upfront fee of $37,500 related to the credit facility amendment.

The terms of the agreement provide for customary representations and warranties, affirmative and negative covenants and events of default.  The Company also is required to maintain compliance with the following financial covenants (in each case, as defined in the agreement):

•                  Consolidated minimum annual EBITDA of at least $12 million, computed quarterly on a rolling 12-month basis

•                  Consolidated tangible net worth of at least $36 million

•                  Consolidated maximum leverage ratio of 1.5:1

The Company was in compliance with each of the covenants listed above at June 30, 2009.  The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  The Company has never had any defaults resulting in draws on performance bonds or letters of credit.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.3 million at June 30, 2009 and December 31, 2008.  The Company had $3.7 million in available capacity to issue additional letters of credit and $8.7 million of unused borrowing capacity at June 30, 2009 under the facility.  The credit agreement expires in May 2011.  However, letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

6. COMMITMENTS AND CONTINGENCIES

SEC Investigation

As further discussed in Note 8 in the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009, the Company has been the subject of an informal SEC inquiry of expense reporting by certain officers of the Company and certain potentially related matters. In connection with that inquiry, a review was undertaken by the Audit Committee of the Company’s Board of Directors, with the assistance of outside, independent counsel, which focused on such expense reporting. The review revealed that expense reimbursement deficiencies occurred during the period from January 2004 through October 2006 (the “Review Period”) related to Jeffery S. Fraser, who was then the Company’s Chairman of the Board and Chief Executive Officer, that these expense reimbursement deficiencies were isolated to Mr. Fraser and that the amount of such deficiencies was not material to the Company’s financial condition or results of operations.  During the second quarter of 2008, the Company received notice from the SEC that a formal order of investigation had been issued with respect to these matters.  As is frequently the case in such situations, the SEC has taken the step of obtaining a formal order of investigation to ensure the thoroughness of its investigation.  The Company believes the investigation conducted by the NIC’s Audit Committee was thorough and independent and it is not anticipated that the SEC investigation will reveal any significant additional instances of misreporting of expenses by employees during the Review Period.  However, there can be no assurance that the SEC will not take any action that could adversely affect the Company as a result of the matters it is reviewing.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any legal proceedings.

7. SHAREHOLDERS’ EQUITY

On May 7, 2009, the Company completed a reincorporation from the state of Colorado to the state of Delaware pursuant to a plan of conversion, as approved by the shareholders at the annual meeting of shareholders held on May 5, 2009.  Following the reincorporation, the Company was deemed for all purposes of the laws of the states of Delaware and Colorado to be the same entity as prior to the reincorporation. The reincorporation did not result in any change in the name, federal tax identification number, business, physical location, assets, liabilities or net worth of the Company. The reincorporation did not result in a change in the trading status of the Company’s common stock, which continues to trade on the NASDAQ Global Select Market under the symbol “EGOV.” In addition, the reincorporation did not affect any of the Company’s material contracts with any third parties. In accordance with the plan of conversion, the directors and executive officers of the Company continue to serve for the terms for which they were elected or appointed.  The reincorporation did not alter any shareholder’s percentage ownership interest or number of shares of common stock owned in the Company. Pursuant to the plan of conversion, each share of common stock in the Colorado-incorporated Company, no par value, automatically converted into one share of common stock in the Delaware-incorporated Company, par value $0.0001 per share. Accordingly, shareholders were not required to undertake any exchange of the Company’s shares of common stock. In addition, each outstanding option to purchase shares of the Colorado-incorporated Company’s common stock under the Company’s stock benefit plans automatically converted into an option to purchase the same number of shares of common stock of the Delaware-incorporated Company.  As a result of the change in par value of the Company’s common stock, the Company reclassified approximately $6,000 from additional paid-in capital to common stock in its consolidated balance sheet at December 31, 2008.  For additional information on the Company’s reincorporation to Delaware, refer to the Company’s Form 8-K filed with the SEC on May 11, 2009.

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

8. STOCK BASED COMPENSATION

Restricted Stock

During the first and second quarters of 2009, the Board of Directors of the Company granted certain management-level employees, executive officers and non-employee directors service-based restricted stock awards totaling 120,757 and 68,426 shares, respectively, with grant-date fair values of $5.52 and $5.73 per share, totaling approximately $0.7 million and $0.4 million.  Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%.  Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

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

See Note 10, Subsequent Events.

Income Taxes

Under the guidance of footnote 82 of paragraph A94 of SFAS No. 123R (revised 2004), Share-Based Payment, the Company is permitted to recognize a credit to additional paid-in capital for federal income tax deductions, or windfall tax benefits, resulting from the exercise of non-qualified stock options or vesting of restricted stock if such windfall tax benefits reduce income taxes payable.  Following the with-and-without approach for utilization of tax attributes, which results in windfall tax benefits being utilized after utilization of available tax NOL carryforwards to offset current year taxable income, the Company increased deferred tax assets and additional paid-in capital for windfall tax benefits totaling approximately $0.9 million during the second quarter of 2009.

9. REPORTABLE SEGMENTS AND RELATED INFORMATION

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended June 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2009
Revenues	$30,768	$1,034	$—	31,802

Costs & expenses	19,004	776	5,716	25,496
Depreciation & amortization	1,512	16	104	1,632
Nonrecurring gain on acquisition of business (net of tax)	(2,249)	—	—	(2,249)
Operating income (loss)	$12,501	$242	$(5,820)	$6,923

2008
Revenues	$24,621	$1,081	$—	$25,702

Costs & expenses	14,048	952	4,535	19,535
Depreciation & amortization	787	24	88	899
Operating income (loss)	$9,786	$105	$(4,623)	$5,268

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended June 30 (in thousands):

	2009	2008
Total operating income for reportable segments	$6,923	$5,268
Interest income	5	110

Consolidated income before income taxes	$6,928	$5,378

The table below reflects summarized financial information concerning the Company’s reportable segments for the six months ended June 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2009
Revenues	$57,172	$2,040	$	$59,212

Costs & expenses	35,022	1,519	10,733	47,274
Depreciation & amortization	2,333	32	204	2,569
Nonrecurring gain on acquisition of business (net of tax)	(2,249)	—	—	(2,249)
Operating income (loss)	$22,066	$489	$(10,937)	$11,618

2008
Revenues	$48,417	$1,964	$—	$50,381

Costs & expenses	27,667	1,675	9,294	38,636
Depreciation & amortization	1,530	42	173	1,745
Operating income (loss)	$19,220	$247	$(9,467)	$10,000

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the six months ended June 30 (in thousands):

	2009	2008
Total operating income for reportable segments	$11,618	$10,000
Interest income	45	443
Other expense, net	—	(20)

Consolidated income before income taxes	$11,663	$10,423

10. SUBSEQUENT EVENTS

During the third quarter of 2009, the Company entered into a new seven-year contract with the state of Texas to manage the state’s official government portal.  The new contract commences on January 1, 2010 and runs through August 31, 2016.

During the third quarter of 2009, the Board of Directors of the Company granted certain directors and non-executive management-level employees service-based restricted stock awards totaling 288,643 shares, with grant-date fair values of $7.91 per share, totaling approximately $2.3 million.  Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%.  Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

The Company has performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: Statements in this Quarterly Report on Form 10-Q regarding NIC and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties.   Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future.  For example, statements like we “expect,” we “believe,” we “plan,” we “intend” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009. In addition, we will not necessarily update the information in this Quarterly Report on Form 10-Q if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements.  These include, among others, the success of the Company in signing contracts with new states and government agencies, including continued favorable government legislation; the ability of NIC to successfully integrate into its operations the recently acquired current portal management contracts with government agencies in the state of Texas (the “Texas Contracts”), which are discussed in Note 3 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q; NIC’s ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; and general economic conditions (including the recent deterioration in general economic conditions) and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2008 Annual Report on Form 10-K filed on March 13, 2009 with the SEC.  Investors should read all of these discussions of risks carefully.

WHAT WE DO — AN EXECUTIVE SUMMARY

We are a leading provider of eGovernment services that help governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. We accomplish this currently through two divisions: our core portal outsourcing businesses and our software & services businesses.

In our core business, portal outsourcing, we enter into contracts primarily with state governments and design, build and operate Web-based portals on their behalf. Currently, we have contracts to provide portal outsourcing services for 23 states.  We enter into long-term contracts, typically three to five years, and manage operations for each government partner through separate subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our portals consist of Web sites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver’s license records or filing a form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments.  We do this by marketing portal services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding up-front investment and ongoing operational costs of the government portals.  Our unique self-funding business model allows us to reduce our government partners’ financial and technology risks and obtain revenues by sharing in the fees generated from eGovernment services. Our partners benefit because they gain a centralized, customer-focused presence on the Internet. Businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments.

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

A government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passage of legislation.  Eight contracts under which we provide portal outsourcing services can be terminated without cause on a specified period of notice; collectively, revenues generated from these contracts represented 36% and 38% of our portal revenues for the three and six-month periods ended June 30, 2009, respectively.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.  In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues.

Texas Portal Management Contract Acquisition and New Texas Portal Management Contract

See Note 3 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for additional information regarding our second quarter 2009 acquisition of the Texas Contracts.

As discussed in Note 10 in the Notes to the Unaudited Consolidated Financial Statements, on July 31, 2009 we entered into a new seven-year contract with the state of Texas to manage the state’s official government portal.  The new contract commences on January 1, 2010 and runs through August 31, 2016.  We will not begin earning revenues under the new contract until 2010. The new contract will have terms substantially different than the current Texas Contracts we acquired in the second quarter of 2009.

REVENUE RECOGNITION

We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services.  The portal category includes revenues and cost of revenues primarily from our subsidiaries operating government portals on an outsourced basis.  The software & services category includes revenues and cost of revenues primarily from our UCC and corporate filings business with the California Secretary of State and our ethics & elections business with the Federal Election Commission and the state of Michigan.  We currently derive revenues from three main sources: transaction-based fees, time and materials-based fees for application development and fixed fees for portal management services.  Each of these revenue types and the corresponding business models are further described below.

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

Our software & services businesses

UCC and corporate filings

Our UCC and corporate filings software development business derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method.  At June 30, 2009, this business was primarily engaged in servicing its contract with the California Secretary of State, and no longer markets its applications and services for any new engagements.

Ethics & elections

Our ethics & elections business derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided.  At June 30, 2009, our ethics & elections business was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009, except as follows:

Intangible Assets

As a result of our recent acquisition of the Texas Contracts, as further discussed in Note 3 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q, we have significant intangible assets on our consolidated balance sheet at June 30, 2009.  We used the discounted cash flow method to estimate the fair value of these intangible assets.  In order to determine the fair value of these assets, we are required to make assumptions regarding estimated future cash flows, discount rates and other factors.  We are currently in the process of finalizing the valuation for certain of these acquired assets; therefore, the fair value measurements as of the acquisition date and the nonrecurring gain (net of tax) we recognized on acquisition are preliminary and subject to change.  The allocation of the purchase price to the assets acquired will be finalized as necessary, up to one year after the acquisition closing date, as information becomes available.  At each balance sheet date, and whenever events or changes in circumstances warrant, management assesses the carrying value of recorded intangible assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis.  If the sum of the expected future cash flows on an undiscounted basis were to be less than the carrying amount of the intangible asset, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset exceeds its estimated fair value.  There is considerable judgment necessary to determine future cash flows, and accordingly, actual results could vary significantly from such estimates.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and six-month periods ended June 30, 2009 and 2008.  This discussion and analysis should be read in conjunction with our unaudited consolidated interim financial statements and the related notes included in this Form 10-Q.

	Three months ended June 30,		Six months ended June 30,
Key Financial Metrics	2009	2008	2009	2008
Revenue growth – outsourced portals	25%	19%	18%	20%
Same state revenue growth – outsourced portals	13%	13%	12%	13%
Recurring portal revenue %	89%	92%	90%	91%
Gross profit % - outsourced portals	42%	47%	43%	47%
Selling & administrative expenses as % of portal revenues	23%	24%	23%	24%
Operating income margin % (operating income as a % of portal revenues)	23%	21%	20%	21%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended June 30,			Six months ended June 30,
	2009	% Change	2008	2009	% Change	2008
DMV transaction-based	$13,169	12%	$11,790	$25,541	8%	$23,700
Non-DMV transaction-based	12,342	36%	9,050	21,958	32%	16,627
Portal management	1,853	(10)%	2,067	3,790	(8)%	4,134
Portal software development	3,404	99%	1,714	5,883	49%	3,956

Total	$30,768	25%	$24,621	$57,172	18%	$48,417

Portal revenues in the current quarter increased 25%, or approximately $6.1 million, over the prior year quarter.  This increase was mainly attributable to a 13% increase, or approximately $3.2 million, in same state portal revenues (outsourced portals in operation and generating recurring revenues for two full years) and a 12% increase, or approximately $2.9 million, in revenues from our new Texas Contracts, which we acquired in May 2009.  See Note 3 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for additional information regarding our second quarter 2009 acquisition of the Texas Contracts.

Our Indiana and Arizona portal subsidiaries operate under contracts that are based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project-based pricing for variable services, rather than transaction-based revenues for DMV and non-DMV services.  Excluding Indiana and Arizona, same state portal revenues in the current quarter increased 15% over the prior year quarter, with same state DMV transaction-based revenues decreasing 1% and same state non-DMV transaction-based revenues increasing 32% (primarily due to the addition of several new revenue generating applications in existing portals).  Same state DMV revenue growth in the current quarter decreased 1% compared to an increase of 1% in the prior year quarter.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year. We believe our DMV revenues for over the past year have been adversely affected by negative macroeconomic conditions, which we currently expect may continue throughout 2009. As a result, we currently expect same-state DMV revenue growth to be flat or slightly negative in 2009.  Portal same state non-DMV transaction based revenue growth was 25% in the prior year quarter.  Same state portal revenues in the second quarter of 2009 increased 13% over 2008 primarily due to increased transaction revenues from our Alabama, Arkansas, Colorado, Idaho and Iowa portals, among others.

Portal revenues for the six months in the current fiscal year increased 18%, or approximately $8.8 million, over the prior year period.  Of this increase, 12%, or approximately $5.6 million, was attributable to an increase in same state portal revenues and 6%, or approximately $3.2 million, was attributable to our new portals including West Virginia ($0.3 million), which began to generate DMV revenues in February 2008, and Texas ($2.9 million).  Same state portal revenues in the current year-to-date period increased 12% over the prior year period.  Excluding Indiana and Arizona, same state portal revenues in the current year-to-date periods increased 13% over the prior year period, with same state DMV transaction-based revenues remaining flat and same state non-DMV transaction-based revenues increasing 31%.

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

	Three months ended June 30,			Six months ended June 30,
	2009	% Change	2008	2009	% Change	2008
Fixed costs	$12,931	25%	$10,315	$24,138	18%	$20,432
Variable costs	4,787	78%	2,691	8,471	60%	5,279

Total	$17,718	36%	$13,006	$32,609	27%	$25,711

Cost of portal revenues for the current quarter increased 36%, or approximately $4.7 million, over the prior year quarter.  Of this increase, 20%, or approximately $2.6 million, was attributable to an increase in same state cost of portal revenues, and 16%, or $2.1 million, was attributable to our new state portal businesses in Texas ($2.0 million) and New Mexico ($0.1 million).

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

Our portal gross profit percentage was 42% in the current year quarter, down from 47% in the prior year quarter.  The decrease in 2009 was due to the increase in cost of portal revenues, as described above.  In addition, the portal gross profit percentage from our newly acquired Texas Contracts is lower than our company-wide average.  We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our shareholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our shareholders).  We currently expect our portal gross profit percentage to be approximately 40% in 2009.

Cost of portal revenues for the six months in the current fiscal year increased 27%, or approximately $6.9 million, over the prior period.  Of this increase, 18%, or approximately $4.7 million, was attributable to an increase in same state cost of portal revenues, and 9%, or approximately $2.2 million, was primarily attributable to our newer Texas, New Mexico and West Virginia portals.  Our portal gross profit rate for the six months in the current year period was 43% compared to 47% in the prior year period, for reasons further discussed above.

SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended June 30,			Six months ended June 30,
	2009	% Change	2008	2009	% Change	2008
Ethics & elections	$778	14%	$683	$1,457	7%	$1,368
UCC & corporate filings software development	155	8%	143	308	5%	294
Other	101	(60)%	255	275	(9)%	302

Total	$1,034	(4)%	$1,081	$2,040	4%	$1,964

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter and year-to-date periods increased 23% and 14%, respectively, or approximately $1.3 million and $1.6 million, over the prior year periods.  The increase in selling & administrative expenses in the current quarter was primarily attributable to acquisition-related costs of approximately $0.5 million related to the Texas Contracts, increased sales and marketing expenses of approximately $0.3 million associated with active state portal procurement opportunities, higher personnel costs of approximately $0.2 million to support and enhance corporate wide information technology security and portal operations, higher stock-based compensation of approximately $0.1 million for annual grants of restricted stock to certain management-level employees, executive officers and non-employee directors, and higher legal costs of approximately $0.1 million related to the ongoing SEC investigation.  As discussed in Note 5 in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q and Item 1A, Item 3 and Note 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009, we have been the subject of an informal SEC inquiry of expense reporting by certain officers of our Company and certain potentially related matters.  In connection with the informal SEC inquiry, a review was undertaken by the Audit Committee of our Board of Directors, with the assistance of outside, independent counsel, which focused on such expense reporting.  The SEC issued a formal order of investigation in the second quarter of 2008.  Selling & administrative expenses for the three- and six-month periods ended June 30, 2009 include approximately $0.2 million and $0.6 million, respectively, of legal fees and other expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review.  Selling & administrative expenses for the three- and six-month periods ended June 30, 2008 include approximately $0.1 million and $0.5 million, respectively, of legal fees and other expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review.  We currently expect to continue to incur significant legal fees and other expenses in connection with the ongoing SEC investigation.  The remaining year-to-date increase in selling & administrative expenses is primarily attributable to increased sales and marketing expenses associated with active state portal procurement opportunities in addition to higher stock-based compensation for annual grants of restricted stock, as further discussed above.

As a percentage of portal revenues, selling & administrative expenses were 23% in the current quarter and year-to-date periods compared to 25% in the prior year periods.  We currently expect selling & administrative costs as a percentage of portal revenues to range from 20% to 21% in 2009.

NONRECURRING GAIN ON ACQUISITION OF BUSINESS (NET OF TAX).  We recognized a nonrecurring gain of approximately $2.2 million (net of tax) in the second quarter of 2009 on the acquisition of the Texas Contracts, as further discussed in Note 3 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense in the current quarter and year-to date periods increased 82% and 47%, respectively, or approximately $0.7 million and $0.8 million, over the prior year periods.  This increase was primarily attributable to intangible asset amortization expense related to the Texas Contracts acquisition in the second quarter of 2009, which totaled approximately $0.6 million in both the current quarter and year-to-date periods.  We currently expect to recognize approximately $3.5 million of intangible asset amortization expense related to the Texas Contracts acquisition in the second half of 2009.  The remaining increase related to capital expenditures in the current and prior periods for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment to support and enhance corporate-wide information technology security and portal operations.

INTEREST INCOME.  Interest income reflects interest earned on our investable cash and investment portfolio. Interest income in the current quarter and year-to-date periods decreased 96% and 90%, respectively, or approximately $0.1 million and $0.4 million, from the prior year periods due primarily to the declining short-term interest rate environment and our current investment strategy to invest excess cash in government-backed securities and treasury sweep accounts.  Furthermore, we have recently increased the balances in several of our non-interest bearing commercial checking accounts in an effort to reduce bank fees, as the earnings credit we receive for holding funds in these accounts is higher than the interest rate we would receive from investing in government-backed securities.  We currently expect interest income in 2009 to be lower than in 2008 due to the lower short-term interest rate environment and our current investment strategy.

INCOME TAXES. Including the tax impact related to the nonrecurring gain on acquisition of business of approximately $1.2 million, our effective tax rate was approximately 41% for the three- and six-month periods ended June 30, 2009.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $17.2 million in the current period as compared to $8.9 million in the prior year period.  The increase in cash flow from operations in the current period was primarily the result of a year-over-year increase in operating income, excluding non-cash charges for depreciation & amortization, stock-based compensation and a nonrecurring gain on acquisition of business (net of tax), combined with the timing of payments to certain of our government partners, which affected accounts payable, and increases in accrued expenses.  Post-acquisition activity related to the recently acquired Texas Contracts contributed approximately $2.0 million of the increase in accounts payable and $2.0 million of the increase in accrued expenses in the current period.  In addition, the timing of payments related to tax filing applications in Hawaii contributed to an increase in accounts payable of approximately $6.5 million in the current period.

We had a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses.  These losses generated significant federal and state tax net operating losses, or NOLs.  As a result of our NOL carryforwards, we are not currently paying federal income taxes, with the exception of the alternative minimum tax, and are paying income taxes in only certain states.  This positively impacts our operating cash flow and will continue to positively impact our operating cash flow during the NOL carryforward periods.  We currently expect to fully utilize our federal NOL carryforwards by the end of 2009.   For the six-month periods ended June 30, 2009 and 2008, combined federal and state income tax payments totaled approximately $0.8 million and $0.5 million, respectively.

Investing Activities

Investing activities in the current period primarily reflect $1.5 million in cash paid to acquire the Texas Contracts and $1.3 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office equipment. Cash provided by investing activities in the prior year period primarily reflects the partial liquidation of our investment portfolio to pay the $15.7 million special cash dividend in February 2008, and $2.2 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business.

Financing Activities

Financing activities in the current period primarily reflect payment of the $19.2 million special cash dividend in February 2009, partially offset by tax deductions of approximately $0.9 million related to stock-based compensation (see Note 8 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q) and the receipt of $0.5 million in proceeds from our employee stock purchase program.  Financing activities in the prior year period primarily reflect the payment of the $15.7 million special cash dividend in February 2008, partially offset by the receipt of $1.9 million in proceeds from the exercise of employee stock options for cash and

$0.3 million in proceeds from our employee stock purchase program.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three-months ended June 30, 2009 and December 31, 2008 were approximately $613.4 million and $432.8 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended June 30, 2009 and December 31, 2008 were 6 and 8, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, decreased to $41.8 million at June 30, 2009, from $53.5 million at December 31, 2008.  Our current ratio, defined as current assets divided by current liabilities, at June 30, 2009 was 1.7 compared to 2.0 at December 31, 2008.  The decrease in our working capital and current ratio was primarily attributable to the $19.2 million special dividend paid out of our available cash and cash equivalents in the first quarter of 2009 and, to a lesser extent, the acquisition of the current Texas Contracts in the second quarter of 2009.

At June 30, 2009, our total cash and cash equivalent balance was $56.8 million compared to $60.4 million at December 31, 2008.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives and special dividend payments for at least the next twelve months without the need of additional capital.  We have a $10 million unsecured revolving credit facility with a bank.  This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes.  We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility.  In total, we had $3.7 million in available capacity to issue additional letters of credit and $8.7 million of unused borrowing capacity at June 30, 2009 under the facility.  The credit facility expires in May 2011.  However, letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

On February 27, 2009, we paid a special cash dividend of approximately $19.2 million out of available cash.  We do not currently believe that this dividend will have a significant effect on our future liquidity needs.  However, we may need to raise additional capital within the next twelve months to further:

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

We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year.  We had unused outstanding letters of credit totaling approximately $1.3 million at June 30, 2009.  We are not currently required to cash collateralize these letters of credit.  However, even though we currently expect to be profitable in fiscal 2009 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at June 30, 2009 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $4.3 million and would have been classified as restricted cash.

At June 30, 2009, we were bound by performance bond commitments totaling approximately $3.3 million on certain government portal outsourcing contracts.  These performance bonds are collateralized by a $1.0 million letter of credit.  We have never had any defaults resulting in draws on performance bonds or letters of credit.

Off-Balance Sheet Arrangements, Contractual Obligations and Income Tax Uncertainties

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.  We have income tax uncertainties of approximately $0.5 million at June 30, 2009.  These obligations are classified as non-current liabilities on our consolidated balance sheet, as resolution is expected to take more than a year.  We estimate that these matters could be resolved in one to three years.  However, the ultimate timing of resolution is uncertain.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for a description of recent accounting pronouncements.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           During the second quarter of 2009, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2009	1,849	$5.57	N/A	N/A
May 6, 2009	1,812	$5.75	N/A	N/A
June 1, 2009	1,812	$7.00	N/A	N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 5, 2009.  At the meeting, the following matters were voted upon by the shareholders:

1.               The election of seven (7) Directors to serve for the upcoming year;

2.               A proposal to approve a plan of conversion to reincorporate from Colorado to Delaware;

3.               A proposal to include provisions in the Company’s Delaware certificate of incorporation authorizing an additional 20,000,000 shares of capital stock designated as “blank check” preferred stock;

4.               A proposal to amend the 2006 Amended and Restated Stock Option and Incentive Plan;

5.               A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009; and

6.               A proposal to approve the adjournment of the Annual Meeting, if necessary.

Prior to the Annual Meeting, the Board of Directors consisted of eight directors.  Effective May 5, 2009, John L. Bunce completed his term as a director of the Company having declined to stand for reelection.  Pursuant to the Company’s Bylaws, the Board set the number of directors that shall constitute the Board at seven, effective as of the date of the Annual Meeting.  The following were the Company’s nominees voted upon and elected by the holders of the Company’s common stock: Harry H. Herington, Art N. Burtscher, Daniel J. Evans, Jeffery S. Fraser, Ross C. Hartley, Alexander C. Kemper, and Pete Wilson.  In the election of the directors, there were 55,730,088 votes “for” Harry H. Herington and 3,491,146 votes “withheld”; 56,694,943 votes “for” Art N. Burtscher and 2,526,291 votes “withheld”; 56,348,496 votes “for” Daniel J. Evans and 2,872,738 votes “withheld”; 56,278,781 votes “for” Jeffery S. Fraser and 2,942,453 votes “withheld”; 56,567,279 votes “for” Ross C. Hartley and 2,653,955 votes “withheld”; 56,334,222 votes “for” Alexander C. Kemper and 2,887,012 votes “withheld”; and 56,725,105 votes “for” Pete Wilson and 2,496,129 votes “withheld”.

The total votes cast pertaining to the proposed plan of conversion to reincorporate from Colorado to Delaware were as follows: 34,157,402 votes “for”, 16,629,280 votes “against”; 44,590 abstained and 8,389,691 broker non-votes.

The total votes cast pertaining to the proposed inclusion of a provision in the Company’s Delaware certificate of incorporation authorizing an additional 20,000,000 shares of capital stock designated as “blank check” preferred stock were as follows: 29,505,384 votes “for”, 21,262,919 votes “against”; 62,970 abstained and 8,389,691 broker non-votes.  The affirmative vote of the holders of a majority of all outstanding shares of common stock entitled to vote thereon was required in order for this proposal to pass.  There were 63,827,355 shares outstanding and entitled to vote thereon; therefore, this proposal did not receive enough affirmative votes to pass.

The total votes cast pertaining to the proposed amendment to the 2006 Amended and Restated Stock Option and Incentive Plan to increase the number of shares of Common Stock which may be issued under the Plan from 9,286,754 to 14,286,754 shares were as follows: 44,422,593 votes “for”, 6,136,305 votes “against”; 272,375 abstained and 8,389,691 broker non-votes.

The total votes cast pertaining to the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009 were as follows: 58,514,022 votes “for”, 648,426 votes “against” and 58,786 abstained.

The total votes cast pertaining to the adjournment of the Annual Meeting, if necessary or appropriate, to solicit additional proxies if there were not sufficient votes for approval of certain non-routine voting items were as follows:  37,962,601 votes “for”, 20,426,396 votes “against” and 832,237 abstained.

ITEM 6.  EXHIBITS

2.1 - Plan of Conversion, dated as of May 7, 2009 (1)

3.1- Certificate of Conversion, dated as of May 7, 2009 (1)

3.2 - Certificate of Incorporation of NIC Inc., a Delaware corporation (1)

3.3 - Bylaws of NIC Inc., a Delaware corporation (1)

10.1 - Form of Indemnification Agreement (1)

10.2 – NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, as amended (1)

31.1 - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 - Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

(1)                                  Filed as an exhibit with a corresponding exhibit number to the Form 8-K filed with the SEC on May 11, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: August 7, 2009	/s/Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer

NIC Inc.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Plan of Conversion, dated as of May 7, 2009 (1)

3.1	Certificate of Conversion, dated as of May 7, 2009 (1)

3.2	Certificate of Incorporation of NIC Inc., a Delaware corporation (1)

3.3	Bylaws of NIC Inc., a Delaware corporation (1)

10.1	Form of Indemnification Agreement (1)

10.2	NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, as amended (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

(1)                                  Filed as an exhibit with a corresponding exhibit number to the Form 8-K filed with the SEC on May 11, 2009 and incorporated herein by reference.