Form 10-Q
period 2009-09-30
NIC INC
filed 2009-11-05
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission file number 000-26621

NIC INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2077581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25501 West Valley Parkway, Suite 300, Olathe, Kansas 66061

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (877) 234-3468

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2009 was 63,205,112.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NIC INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

thousands

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$66,633	$60,373
Trade accounts receivable	39,783	37,497
Unbilled revenues	392	359
Deferred income taxes, net	1,199	4,293
Prepaid expenses & other current assets	2,138	2,273
Total current assets	110,145	104,795
Property and equipment, net	6,504	6,641
Intangible assets, net (Note 4)	3,743	1,105
Deferred income taxes, net	4,143	6,727
Other assets	199	144
Total assets	$124,734	$119,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,592	$41,792
Accrued expenses	13,320	8,407
Application development contracts	90	202
Other current liabilities	1,174	898
Total current liabilities	61,176	51,299

Other long-term liabilities	444	894
Total liabilities	61,620	52,193

Commitments and contingencies (Notes 2, 5, 6 and 8)	—	—

Shareholders’ equity (Note 7):
Common stock, $0.0001 par, 200,000 shares authorized, 63,142 and 62,779 shares issued and outstanding	6	6
Additional paid-in capital	138,460	154,194
Accumulated deficit	(75,352)	(86,981)
Total shareholders’ equity	63,114	67,219
Total liabilities and shareholders’ equity	$124,734	$119,412

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

thousands except for per share amounts

	Three-months ended		Nine-months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Portal revenues	$36,236	$24,147	$93,408	$72,564
Software & services revenues	1,018	794	3,058	2,758
Total revenues	37,254	24,941	96,466	75,322
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	21,133	13,502	53,743	39,214
Cost of software & services revenues, exclusive of depreciation & amortization	609	541	1,847	1,681
Selling & administrative	6,163	5,520	19,589	17,305
Nonrecurring gain on acquisition of business, net of tax (Note 3)	—	—	(2,184)	—
Depreciation & amortization	2,779	903	5,347	2,648
Total operating expenses	30,684	20,466	78,342	60,848
Operating income	6,570	4,475	18,124	14,474
Other income (expense):
Interest income	3	140	48	583
Other expense, net	—	(5)	—	(24)
Total other income (expense)	3	135	48	559
Income before income taxes	6,573	4,610	18,172	15,033
Income tax provision	2,453	1,550	6,543	5,805
Net income	$4,120	$3,060	$11,629	$9,228

Basic net income per share (Note 1)	$0.06	$0.05	$0.18	$0.14
Diluted net income per share (Note 1)	$0.06	$0.05	$0.18	$0.14

Weighted average shares outstanding (Note 1):
Basic	63,062	62,724	62,933	62,449
Diluted	63,179	62,834	63,019	62,689

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

thousands

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2009, as originally reported	62,779	$—	$154,200	$(86,981)	$67,219
Change in par value of common stock (Note 7)	—	6	(6)	—	—
Balance, January 1, 2009, as adjusted	62,779	6	154,194	(86,981)	67,219
Net income	—	—	—	11,629	11,629
Cash dividends on common stock (Note 7)	—	—	(19,150)	—	(19,150)
Shares surrendered upon exercise of stock options and vesting of restricted stock to satisfy tax withholdings	(95)	—	(648)	—	(648)
Stock option exercises and restricted stock vestings	353	—	90	—	90
Stock-based compensation	—	—	2,121	—	2,121
Tax deductions relating to stock-based compensation (Note 9)	—	—	1,388	—	1,388
Issuance of common stock under employee stock purchase plan	105	—	465	—	465
Balance, September 30, 2009	63,142	$6	$138,460	$(75,352)	$63,114

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

thousands

	Nine-months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$11,629	$9,228
Adjustments to reconcile net income to net cash provided by operating activities, excluding the effects of acquisition:
Depreciation & amortization	5,347	2,648
Stock-based compensation expense	2,121	1,829
Application development contracts	(112)	(107)
Deferred income taxes	4,504	5,332
Nonrecurring gain on acquisition of business, net of tax (Note 3)	(2,184)	—
Loss on disposal of property and equipment	—	24
Changes in operating assets and liabilities, net of acquisition:
(Increase) in trade accounts receivable	(2,286)	(5,132)
(Increase) decrease in unbilled revenues	(33)	372
Decrease (increase) in prepaid expenses & other current assets	246	(146)
(Increase) in other assets	(55)	(10)
Increase in accounts payable	4,800	7,638
Increase in accrued expenses	4,146	929
Increase in other current liabilities	152	918
(Decrease) increase in other long-term liabilities	(450)	322
Net cash provided by operating activities	27,825	23,845

Cash flows from investing activities:
Purchases of property and equipment	(2,458)	(3,118)
Capitalized internal use software development costs	(400)	(561)
Purchases of investments	—	(1,000)
Sales and maturities of investments	—	11,675
Acquisition of business (Note 3)	(1,500)	—
Net cash (used in) provided by investing activities	(4,358)	6,996

Cash flows from financing activities:
Cash dividends on common stock	(19,150)	(15,709)
Proceeds from employee common stock purchases	465	280
Proceeds from exercise of employee stock options	90	1,862
Tax deductions related to stock-based compensation (Note 9)	1,388	—
Net cash used in financing activities	(17,207)	(13,567)

Net increase in cash and cash equivalents	6,260	17,274
Cash and cash equivalents, beginning of period	60,373	38,236
Cash and cash equivalents, end of period	$66,633	$55,510

Other cash flow information:
Income taxes paid	$800	$577

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

The Company’s software & services businesses primarily include its ethics & elections business and its Uniform Commercial Code (“UCC”) and corporate filings software development business.  The Company’s ethics & elections business, NIC Technologies, designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies. Currently, NIC Technologies is primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.  During the third quarter of 2009, NIC Technologies entered into a new contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage a National Motor Carrier Pre-Employment Screening System.

The contract has an initial one-year term, with four single-year renewals at the option of the FMCSA.  The Company’s UCC and corporate filings software development business, NIC Conquest, is primarily a provider of software applications and services for electronic filings and document management solutions for the California Secretary of State and is not actively marketing its applications and services in respect of new engagements.  NIC offers UCC applications through several of its state portals, typically through the Secretary of State’s office; however, transactional revenues associated with these applications are not associated with NIC Conquest and are included in portal revenues.

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services.  The portal category includes revenues from the Company’s subsidiaries operating government portals under long-term contracts on an outsourced basis.  The software & services category includes revenues primarily from the Company’s software & services businesses.  The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, and depreciation & amortization.  Cost of portal revenues consist of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), telecommunications, merchant fees required to process credit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities.  Cost of software & services revenues consist of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses.  Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal and finance, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent.  Selling & administrative costs also consist of stock-based compensation and corporate-level expenses for market development and public relations.  In 2009, selling & administrative costs also include acquisition-related costs for the current portal management contract in the state of Texas.  See Note 3 for additional information regarding this acquisition.

Capitalized internal use software development costs are included in intangible assets in the Company’s consolidated balance sheets at September 30, 2009 and December 31, 2008.  Such amounts were previously included in other long-term assets.

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This authoritative guidance does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB issued authoritative guidance which allowed for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of the guidance for financial assets and liabilities effective January 1, 2008, and for nonfinancial assets and liabilities effective January 1, 2009.  The adoption of these provisions did not have an impact on the unaudited consolidated financial statements of the Company.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  The guidance establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value of financial instruments.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  At September 30, 2009 and December 31, 2008, the Company did not have any financial instruments that were required to be measured at fair value.

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

Earnings per Share

In June 2008, the FASB issued authoritative guidance to determine whether instruments granted in share-based payment transactions are participating securities.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented.  The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common shareholders.  The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities.  The Company adopted this standard effective January 1, 2009.  Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for the three-and nine-month periods ended September 30, 2009 and 2008.  Unvested service-based restricted shares totaled approximately 1.1 million and 1.0 million at September 30, 2009 and 2008, respectively.  Basic earnings per share is calculated by first allocating earnings between common shareholders and participating securities.  Earnings attributable to common shareholders are divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period.  The dilutive effect of stock options and the employee stock purchase plan is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common shareholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.

The following table sets forth the changes to the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,
	2009	2008
		As Originally Reported	Effect of Change	As Adjusted
Numerator:
Net income	$4,120	$3,060	$—	$3,060
Less: Income allocated to participating securities	(67)	—	(45)	(45)
Net income available to common shareholders	$4,053	$3,060	$(45)	$3,015
Denominator:
Weighted average shares — basic	63,062	62,724	—	62,724
Stock options and restricted shares	117	247	(137)	110
Weighted average shares — diluted	63,179	62,971	(137)	62,834

Basic earnings per share:
Net income	$0.06	$0.05	$(0.00)	$0.05

Diluted net income per share:
Net income	$0.06	$0.05	$(0.00)	$0.05

	Nine months ended September 30,
	2009	2008
		As Originally Reported	Effect of Change	As Adjusted
Numerator:
Net income	$11,629	$9,228	$—	$9,228
Less: Income allocated to participating securities	(290)	—	(200)	(200)
Net income available to common shareholders	$11,339	$9,228	$(200)	$9,028
Denominator:
Weighted average shares — basic	62,933	62,449	—	62,449
Stock options and restricted shares	86	415	(175)	240
Weighted average shares — diluted	63,019	62,864	(175)	62,689

Basic earnings per share:
Net income	$0.18	$0.15	$(0.01)	$0.14

Diluted net income per share:
Net income	$0.18	$0.15	$(0.01)	$0.14

Outstanding stock options totaling approximately 20,000 shares for each of the three- and nine-month periods ended September 30, 2008 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods, and would result in the options being anti-dilutive.  There were no outstanding stock options excluded from the computation of diluted weighted average shares outstanding during 2009.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  During November 2008, the Federal Deposit Insurance Corporation (“FDIC”) adopted the Temporary Liquidity Guarantee Program to strengthen investor confidence and encourage liquidity in the banking system by providing full coverage on non-interest bearing deposit transaction accounts, regardless of dollar amount, for participating banks through December 31, 2009.  At September 30, 2009, the amount of cash in domestic non-interest bearing commercial checking accounts was approximately $59.3 million, while the amount of cash held in interest-bearing sweep accounts and money market funds was approximately $7.3 million.  The Company attempts to limit its exposure to credit loss by investing the cash held in its sweep accounts and money market funds primarily in U.S. government money market accounts that purchase U.S. agency instruments or direct obligations of the U.S. Treasury or repurchase agreements secured by U.S. agency instruments.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Recent Accounting Pronouncements

In December 2007, the FASB revised the authoritative guidance for business combinations, and established new principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information should be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance changes the accounting treatment for certain specific acquisition-related items including: expensing acquisition-related costs as incurred, valuing non-controlling interests at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business.  The guidance was effective for the Company as of January 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009.  See Note 3.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The guidance, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, was adopted by the Company during the interim period ended June 30, 2009.  The Company has performed an evaluation of subsequent events through November 5, 2009.

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

A government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passing legislation.  Eight contracts under which the Company provides portal outsourcing services can be terminated without cause on a specified period of notice;  collectively, revenues generated from these contracts represented 31% and 36% of the Company’s portal revenues for the three and nine-month periods ended September 30, 2009, respectively.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal.  In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability.

At September 30, 2009, the Company was bound by performance bond commitments totaling approximately $4.5 million on certain portal outsourcing contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

The following is a summary of the Company’s twenty-three outsourced state government portal contracts at September 30, 2009 together with the year the Company commenced providing services to the state:

NIC Subsidiary	Portal Web Site (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
New Mexico Interactive, LLC	TBD	2009	6/1/2010 (6/1/2013)
Texas NICUSA, LLC	www.TexasOnline.com (Texas)	2009	8/31/2016
West Virginia Interactive	www.WV.gov (West Virginia)	2007	6/30/2010
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2010 (6/26/2013)
Vermont Information Consortium	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	8/19/2012 (8/19/2015)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	2/28/2010 (2/28/2012)
Rhode Island Interactive	www.RI.gov (Rhode Island)	2001	8/7/2010 (8/7/2012)
Oklahoma Interactive	www.OK.gov (Oklahoma)	2001	11/30/2009
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	6/30/2011 (6/30/2015)
Utah Interactive	www.Utah.gov (Utah)	1999	6/5/2013 (6/5/2019)
Maine Information Network	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2010
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2010 (6/30/2014)
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2010
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

During the third quarter of 2009, the Company entered into a new seven-year contract with the state of Texas to manage the state’s official government portal.  The new contract commences on January 1, 2010 and runs through August 31, 2016.  As discussed in Note 3, the Company acquired the current portal management contracts for the state of Texas during the second quarter of 2009, which contracts expire on December 31, 2009, except that certain master work order projects expire on August 31, 2012 and other master work order projects expire on August 31, 2014.  The new seven-year contract commencing January 1, 2010 will have terms substantially different than the current Texas portal management contracts acquired in the second quarter of 2009.  The Company also received a new three-year contract from the state of Kentucky, which includes options for the government to extend the contract for three additional one-year renewal terms.

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

The acquisition was accounted for under the purchase method of accounting.  Accordingly, net assets were recorded at their estimated fair values.  The preliminary fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration paid, resulting in a bargain purchase.  Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures appropriately reflected all available information as of the acquisition date.  As a result, the Company recognized a preliminary, nonrecurring gain of approximately $2.2 million (net of tax) in the second quarter of 2009, which is included in gain on acquisition of business (net of tax) in the consolidated statement of income for the nine-month period ended September 30, 2009.  The acquisition resulted in a gain in part because of Deloitte’s desire to designate a buyer for certain assets to be acquired from BearingPoint prior to the closing of all of the transactions contemplated under the Asset Purchase Agreement with BearingPoint and because NIC was one of the few companies in the eGovernment portal management industry with the requisite experience to be considered as a potential buyer.

The Company is currently in the process of finalizing the valuation for certain acquired assets; therefore, the fair value measurements at May 29, 2009 and the gain on acquisition of business are preliminary and subject to further adjustment.  The allocation of the purchase price to the assets acquired will be finalized as necessary, up to one year after the acquisition closing date, as information becomes available.  Based on additional information the Company obtained during the three-month period ended September 30, 2009, the Company recorded an immaterial retroactive adjustment to the fair value measurement for prepaid expenses & other current assets.  The following table summarizes the preliminary purchase price allocation of net tangible and intangible assets acquired (in thousands):

May 29, 2009

Intangible assets subject to amortization:
Rights to the Framework Agreement	$3,940
Rights to the Master Work Order	1,050
Total intangible assets	4,990
Prepaid expenses & other current assets	111
Accrued expenses	(119)
Other current liabilities	(124)
Deferred tax liability on nonrecurring gain on acquisition of business	(1,174)
Net assets acquired	3,684
Purchase price	1,500
Nonrecurring gain on acquisition of business (net of tax)	$2,184

Upon acquisition, the Company recorded a deferred tax liability of approximately $1.2 million related to the excess of the book value of net assets acquired over the tax basis.  At September 30, 2009, the balance of the deferred tax liability was approximately $0.5 million and is included in deferred income taxes, net, a noncurrent asset in the consolidated balance sheet.

Results of operations of the acquired business included in the Company’s consolidated statements of income for the three- and nine-month periods ended September 30, 2009 were as follows (in thousands):

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Portal revenues	$8,773	$11,656

Operating expenses:
Cost of portal revenues	5,622	7,655
Nonrecurring gain on acquisition of business (net of tax)	—	(2,184)
Depreciation and amortization	1,769	2,399
Total operating expenses	7,391	7,870
Operating income/income before income taxes	1,382	3,786
Income tax expense	(515)	(599)
Net income	$867	$3,187

The Company recognized approximately $0.5 million of acquisition-related costs, including legal, accounting, and valuation services, in the second quarter of 2009.  These costs are included in selling & administrative expenses in the consolidated statements of income for the nine-month period ended September 30, 2009.  The Company’s rights under the Framework Agreement and Service Level Agreements will be amortized over seven months and the Company’s rights under the Master Work Order will be amortized over 39 months, reflecting the remaining contract terms for the agreements.  For additional information on the Company’s intangible assets, see Note 4.

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

	Nine months ended September 30,
(in thousands, except per share data)	2009	2008
Revenues	$110,843	$101,658
Net income	12,157	12,366
Net income per common share
Basic	$0.19	$0.20
Diluted	$0.19	$0.20

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

4. INTANGIBLE ASSETS

Intangible assets as of September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value	Useful Life
Rights to the Framework Agreement (Texas)	$3,940	$(2,289)	$1,651	$—	$—	$—	7 months

Rights to the Master Work Order (Texas)	1,050	(110)	940	—	—	—	39 months

Capitalized software	1,956	(804)	1,152	1,555	(450)	1,105	36 months

	$6,946	$(3,203)	$3,743	$1,555	$(450)	$1,105

Amortization expense totaling approximately $1.9 million and $2.8 million for the three- and nine-month periods ended September 30, 2009, respectively, is included in depreciation and amortization in the consolidated statements of income.  Amortization expense totaling approximately $0.1 million and $0.2 million for the three- and nine-month periods ended September 30, 2008, respectively, is included in depreciation and amortization in the consolidated statements of income.  The Company expects to recognize approximately $1.7 million of intangible asset amortization expense related to the acquisition of contracts with government agencies in the state of Texas as described in Note 3 and approximately $0.1 million of intangible asset amortization expense related to capitalized software during the fourth quarter of 2009. The estimated amortization expense related to intangible assets in future years is as follows (in thousands):

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

The terms of the agreement provide for customary representations and warranties, affirmative and negative covenants and events of default.  The Company also is required to maintain compliance with the following financial covenants (in each case, as defined in the agreement):

•                  Consolidated minimum annual EBITDA of at least $12 million, computed quarterly on a rolling 12-month basis

•                  Consolidated tangible net worth of at least $36 million

•                  Consolidated maximum leverage ratio of 1.5:1

The Company was in compliance with each of the covenants listed above at September 30, 2009.  The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  The Company has never had any defaults resulting in draws on performance bonds or letters of credit.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.3 million at September 30, 2009 and December 31, 2008.  The Company had $3.7 million in available capacity to issue additional letters of credit and $8.7 million of unused borrowing capacity at September 30, 2009 under the facility.  The credit agreement expires in May 2011.  However, letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

6. COMMITMENTS AND CONTINGENCIES

SEC Investigation

As further discussed in Note 8 in the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009, the Company has been the subject of an informal SEC inquiry of expense reporting by certain officers of the Company and certain potentially related matters. In connection with that inquiry, a review was undertaken by the Audit Committee of the Company’s Board of Directors, with the assistance of outside, independent counsel, which focused on such expense reporting. The review revealed that expense reimbursement deficiencies occurred during the period from January 2004 through October 2006 (the “Review Period”) related to Jeffery S. Fraser, who was then the Company’s Chairman of the Board and Chief Executive Officer, that these expense reimbursement deficiencies were isolated to Mr. Fraser and that the amount of such deficiencies was not material to the Company’s financial condition or results of operations.  During the second quarter of 2008, the Company received notice from the SEC that a formal order of investigation had been issued with respect to these matters.  As is frequently the case in such situations, the SEC has taken the step of obtaining a formal order of investigation to ensure the thoroughness of its investigation.  The Company believes the investigation conducted by NIC’s Audit Committee was thorough and independent and it is not anticipated that the SEC investigation will reveal any significant additional instances of misreporting of expenses by employees during the Review Period.  However, the SEC subsequently expanded the scope of its inquiry with respect to Mr. Fraser to cover the period commencing with the Company’s initial public offering in 1999 through the beginning of the Review Period (the "Extended Review Period").  The NIC Audit Committee is currently conducting its own review of expense reimbursements to Mr. Fraser during the Extended Review Period and is unable at this time to comment on the extent of any misreporting of expenses during that period. There can be no assurance that the SEC will not take any action that could adversely affect the Company as a result of the matters it is reviewing.

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

On February 3, 2009, the Company’s Board of Directors declared a special cash dividend of $0.30 per share, payable to shareholders of record as of February 17, 2009.  The dividend, totaling approximately $19.2 million, was paid on February 27, 2009 on 62,792,786 outstanding shares of common stock.  A dividend equivalent of $0.30 per share was also paid simultaneously on 1,040,446 unvested shares of service-based restricted stock granted under the Company’s 2006 Stock Option and Incentive Plan.  The dividend was paid out of the Company’s available cash.

The dividend may result in a partial return of capital to shareholders, with the balance being taxable to shareholders as a qualified dividend.  The exact amount of the return of capital, if any, is dependent on the earnings and profits of the Company through the end of its 2009 fiscal year.

8. UNCERTAIN TAX POSITIONS

The Company, along with its wholly owned subsidiaries, files a consolidated U.S. federal income tax return and separate income tax returns in many states throughout the U.S.  The Company’s tax returns are not currently under examination by any of these tax authorities.  The Company remains subject to U.S. federal examination for the tax years ended on or after December 31, 2006.  State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Beginning balance	$468	$714	$468	$714
Additions for tax positions of prior years	1	1	1	1
Expiration of the statute of limitations	(136)	(247)	(136)	(247)
Ending balance	$333	$468	$333	$468

All of the Company’s unrecognized income tax benefits would affect the Company’s effective tax rate if recognized.  For the three- and nine-month periods ended September 30, 2009, the liability for unrecognized income tax benefits decreased by approximately $0.1 million for tax years that have closed.  For the three- and nine-month periods ended September 30, 2008, the liability for unrecognized income tax benefits decreased by approximately $0.2 million, as the Company considered additional information relating to its uncertain tax positions.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months.  However, the Company does not expect the change to have a significant impact on its results of operations or financial condition.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision in the consolidated statements of income.  At September 30, 2009 and 2008, accrued interest and penalty amounts were not material.

9. STOCK BASED COMPENSATION

Restricted Stock

During the third quarter of 2009, the Board of Directors of the Company granted certain management-level employees and non-employee directors service-based restricted stock awards totaling 292,465 shares, with a grant-date fair value of $7.91 per share, totaling approximately $2.3 million.  During the nine-month period ended September 30, 2009, the Board of Directors of the Company granted certain management-level employees, executive officers and non-employee directors service-based restricted stock awards totaling 481,648 shares, with a grant date fair value totaling approximately $3.4 million.  Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%.  Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

During the first quarter of 2009, the Board of Directors of the Company also granted certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 185,145 shares, with a grant date fair value of $5.52 per share, totaling approximately $1.0 million.  Shares granted represent the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2011.  The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

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

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income for the three- and nine-month periods ended September 30 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cost of portal revenues, exclusive of depreciation & amortization	$167	$183	$529	$528
Cost of software & services revenues, exclusive of depreciation and amortization	8	11	25	21
Selling & administrative	555	407	1,549	1,212

Stock-based compensation expense before income taxes	730	601	2,103	1,761

Income tax benefit	(285)	(235)	(821)	(688)

Net stock-based compensation expense	$445	$366	$1,282	$1,073

Income Taxes

Under authoritative guidance related to the accounting for stock-based compensation, the Company is permitted to recognize a credit to additional paid-in capital for federal income tax deductions, or windfall tax benefits, resulting from the exercise of non-qualified stock options or vesting of restricted stock if such windfall tax benefits reduce income taxes payable.  Following the with-and-without approach for utilization of tax attributes, which results in windfall tax benefits being utilized after utilization of available tax NOL carryforwards to offset current year taxable income, the Company increased deferred tax assets and additional paid-in capital for windfall tax benefits totaling approximately $0.4 million and $1.4 million during the three- and nine-month periods ended September 30, 2009.

10. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s two reportable segments consist of its Outsourced Portal businesses and Software & Services businesses.  The Outsourced Portals segment includes the Company’s subsidiaries operating outsourced government portals and the corporate divisions that directly support portal operations.  The Software & Services segment primarily includes the Company’s ethics & elections filings business (NIC Technologies), which designs and develops online campaign expenditure and ethics compliance systems for the Federal Election Commission and the state of Michigan, and the Company’s UCC and corporate filings software development business (NIC Conquest), which provides software applications and services for electronic filings and document management solutions to the California Secretary of State.  Each of the Company’s Software & Services businesses is an operating segment and has been aggregated to form the

Software & Services reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.”  There have been no significant intersegment transactions for the periods reported.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the three months ended September 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2009
Revenues	$36,236	$1,018	$—	$37,254

Costs & expenses	22,625	737	4,543	27,905
Depreciation & amortization	2,658	17	104	2,779
Operating income (loss)	$10,953	$264	$(4,647)	$6,570

2008
Revenues	$24,147	$794	$—	$24,941

Costs & expenses	14,319	411	4,833	19,563
Depreciation & amortization	782	24	97	903
Operating income (loss)	$9,046	$359	$(4,930)	$4,475

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended September 30 (in thousands):

	2009	2008
Total operating income for reportable segments	$6,570	$4,475
Interest income	3	140

Consolidated income before income taxes	$6,573	$4,610

The table below reflects summarized financial information concerning the Company’s reportable segments for the nine months ended September 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2009
Revenues	$93,408	$3,058	$—	$96,466

Costs & expenses	57,648	2,256	15,275	75,179
Depreciation & amortization	4,994	48	305	5,347
Nonrecurring gain on acquisition of business (net of tax)	(2,184)	—	—	(2,184)
Operating income (loss)	$32,950	$754	$(15,580)	$18,124

2008
Revenues	$72,564	$2,758	$—	$75,322

Costs & expenses	42,440	2,282	13,478	58,200
Depreciation & amortization	2,314	66	268	2,648
Operating income (loss)	$27,810	$410	$(13,746)	$14,474

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the nine months ended September 30 (in thousands):

	2009	2008
Total operating income for reportable segments	$18,124	$14,474
Interest income	48	583
Other expense, net	—	(24)

Consolidated income before income taxes	$18,172	$15,033

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

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements.  These include, among others, NIC’s ability to successfully integrate into its operations the recently acquired current portal management contracts and the new portal management contract with government agencies in the state of Texas, which are discussed in Notes 2 and 3 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q; the success of the Company in signing contracts with new states and government agencies, including continued favorable government legislation; NIC’s ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; and general economic conditions (including the recent deterioration in general economic conditions) and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2008 Annual Report on Form 10-K filed on March 13, 2009 with the SEC.  Investors should read all of these discussions of risks carefully.

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

A government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passage of legislation.  Eight contracts under which we provide portal outsourcing services can be terminated without cause on a specified period of notice; collectively, revenues generated from these contracts represented 31% and 36% of our portal revenues for the three and nine-month periods ended September 30, 2009, respectively.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.  In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability.

Texas Portal Management Contracts

As discussed in Note 3 in the Notes to the Unaudited Consolidated Financial Statements, we acquired the current portal management contracts for the state of Texas during the second quarter of 2009, which contracts expire on December 31, 2009, except that certain master work order projects expire on August 31, 2012 and other master work order projects expire on August 31, 2014 (collectively, the “Acquired Texas Contracts”).

As discussed in Note 2 in the Notes to the Unaudited Consolidated Financial Statements, during the third quarter of 2009 we entered into a new seven-year contract with the state of Texas to manage the state’s official government portal (the “New Texas Contract”).  The New Texas Contract commences on January 1, 2010 and runs through August 31, 2016.  We will not begin earning revenues under the New Texas Contract until 2010. The New Texas Contract will have terms substantially different than the Acquired Texas Contracts.

REVENUE RECOGNITION

We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services.  The portal category includes revenues and cost of revenues primarily from our subsidiaries operating government portals on an outsourced basis.  The software & services category includes revenues and cost of revenues primarily from our ethics & elections business with the Federal Election Commission and the state of Michigan and our UCC and corporate filings business with the California Secretary of State.  We currently derive revenues from three main sources: transaction-based fees, time and materials-based fees for application development, and fixed fees for portal management services.  Each of these revenue types and the corresponding business models are further described below.

Our portal outsourcing businesses

We categorize our portal revenues according to the underlying source of revenue.  A brief description of each category follows:

•                  DMV transaction-based: these are transaction fees from the sale of electronic access to driver history records, referred to as DMV records, from our state portals to data resellers, insurance companies and other pre-authorized customers on behalf of our state partners, and are generally predictable and recurring.

•                  Non-DMV transaction-based: these are transaction fees from sources other than the sale of DMV records, for transactions conducted by business users and consumer users through our portals, and are generally predictable and recurring.  For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 in our Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009.

•                  Portal management:  these are revenues from the performance of fixed fee portal management services for our government partners in the states of Arizona and Indiana, and are generally predictable and recurring.

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

Our software & services businesses

NIC Technologies

Our ethics & elections business, NIC Technologies, currently derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided.  At September 30, 2009, our ethics & elections business was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.  During the third quarter of 2009, NIC Technologies entered into a new contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage a National Motor Carrier Pre-Employment Screening System.  The contract has an initial one-year term, with four single-year renewals at the option of the FMCSA.  The system will be developed and maintained using a self-funded, transaction-based business model.

NIC Conquest

Our UCC and corporate filings software development business, NIC Conquest, derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method.  At September 30, 2009, this business was primarily engaged in servicing its contract with the California Secretary of State, and no longer markets its applications and services for any new engagements.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009, except as follows:

Intangible Assets

As a result of our recent acquisition of the Acquired Texas Contracts, as further discussed in Note 3 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q, we have significant intangible assets on our consolidated balance sheet at September 30, 2009.  We used the discounted cash flow method to estimate the fair value of these intangible assets.  In order to determine the fair value of these assets, we are required to make assumptions regarding estimated future cash flows, discount rates and other factors.  We are currently in the process of finalizing the valuation for certain of these acquired assets; therefore, the fair value measurements as of the acquisition date and the nonrecurring gain (net of tax) we recognized on acquisition are preliminary and subject to change.  The allocation of the purchase price to the assets acquired will be finalized as necessary, up to one year after the acquisition closing date, as information becomes available.  Intangible assets are amortized over their estimated useful lives, which approximates the underlying contractual terms of the assets.  At each balance sheet date, and whenever events or changes in circumstances warrant, management assesses the carrying value of recorded intangible assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis.  If the sum of the expected future cash flows on an undiscounted basis were to be less than the carrying amount of the intangible asset, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset exceeds its estimated fair value.  There is considerable judgment necessary to determine future cash flows, and accordingly, actual results could vary significantly from such estimates.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and nine-month periods ended September 30, 2009 and 2008.  This discussion and analysis should be read in conjunction with our unaudited consolidated interim financial statements and the related notes included in this Form 10-Q.

	Three months ended September 30,		Nine months ended September 30,
Key Financial Metrics	2009	2008	2009	2008
Revenue growth — outsourced portals	50%	17%	29%	19%
Same state revenue growth — outsourced portals	14%	10%	12%	12%
Recurring portal revenue %	87%	94%	89%	92%
Gross profit % - outsourced portals	42%	44%	42%	46%
Selling & administrative expenses as % of portal revenues	17%	23%	21%	24%
Operating income margin % (operating income as a % of portal revenues)	18%	19%	19%	20%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
	2009	% Change	2008	2009	% Change	2008
DMV transaction-based	$15,862	35%	$11,745	$41,403	17%	$35,445
Non-DMV transaction-based	13,745	56%	8,800	35,702	40%	25,427
Portal management	1,883	(11)%	2,104	5,674	(9)%	6,238
Portal software development	4,746	217%	1,498	10,629	95%	5,454

Total	$36,236	50%	$24,147	$93,408	29%	$72,564

Portal revenues in the current quarter increased 50%, or approximately $12.1 million, over the prior year quarter.  Of this increase, 36%, or approximately $8.8 million, was attributable to our Acquired Texas Contracts, which we acquired in May 2009, and 14%, or approximately $3.3 million, was attributable to an increase in same state portal revenues (outsourced portals in operation and generating recurring revenues for two full periods).  See Note 3 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for additional information regarding our second quarter 2009 acquisition of the Acquired Texas Contracts.

Our Indiana and Arizona portal subsidiaries operate under contracts that are based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project-based pricing for variable services, rather than transaction-based revenues for DMV and non-DMV services.  Excluding Indiana and Arizona, same state portal revenues in the current quarter increased 15% over the prior year quarter, with same state DMV transaction-based revenues remaining flat and same state non-DMV transaction-based revenues increasing 27% (primarily due to the addition of several new revenue generating applications in existing portals).  Same state DMV revenue growth in the current quarter was flat compared to an increase of 2% in the prior year quarter.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year. We believe our DMV revenues for over the past year have been adversely affected by negative macroeconomic conditions, which we currently expect may continue throughout the remainder of 2009. As a result, we currently expect same-

state DMV revenue growth to be flat or slightly negative in 2009.  Portal same state non-DMV transaction based revenue growth was 26% in the prior year quarter.  Including Indiana and Arizona, same state portal revenues in the third quarter of 2009 increased 14% over 2008 primarily due to increased transaction revenues from our Alabama, Arkansas, Colorado, Idaho and Tennessee portals, among others.

Portal revenues for the nine months in the current fiscal year increased 29%, or approximately $20.8 million, over the prior year period.  Of this increase, 17%, or approximately $11.9 million, was attributable to our new portals including West Virginia ($0.3 million), which began to generate DMV revenues in February 2008, and Texas ($11.6 million) and 12%, or approximately $8.9 million, was attributable to an increase in same state portal revenues.  Same state portal revenues in the current year-to-date period increased 12% over the prior year period.  Excluding Indiana and Arizona, same state portal revenues in the current year-to-date periods increased 12% over the prior year period, with same state DMV transaction-based revenues remaining flat and same state non-DMV transaction-based revenues increasing 30%, primarily due to the addition of several new revenue generating applications in existing portals.

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

	Three months ended September 30,			Nine months ended September 30,
	2009	% Change	2008	2009	% Change	2008
Fixed costs	$15,124	43%	$10,583	$39,263	27%	$31,016
Variable costs	6,009	106%	2,919	14,480	77%	8,198

Total	$21,133	57%	$13,502	$53,743	37%	$39,214

Cost of portal revenues for the current quarter increased 57%, or approximately $7.6 million, over the prior year quarter.  Of this increase, 44%, or $5.9 million, was attributable to our new state portal businesses in Texas ($5.7 million) and start-up costs in our New Mexico portal business ($0.2 million), which is expected to begin to generate revenues in the fourth quarter of 2009, and 13%, or approximately $1.7 million, was attributable to an increase in same state cost of portal revenues.

The increase in same state cost of portal revenues in the current quarter was partially attributable to additional personnel in several of our portals due to our continued growth and reinvestment in our core business, coupled with increased employee compensation and health insurance costs.  Also contributing to this increase was an increase in variable merchant fees to process credit card transactions, particularly from our portals in Alabama and Idaho.  A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit percentage was 42% in the current year quarter, down from 44% in the prior year quarter.  The decrease in 2009 was due to the increase in cost of portal revenues, as described above.  In addition, the portal gross profit percentage from our Acquired Texas Contracts is lower than our company-wide average.  We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our shareholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our shareholders).

Cost of portal revenues for the nine months in the current fiscal year increased 37%, or approximately $14.5 million, over the prior period.  Of this increase, 21%, or approximately $8.2 million, was primarily attributable to our newer Texas, New Mexico and West Virginia portals, and 16%, or approximately $6.3 million, was attributable to an increase in same state cost of portal revenues.  The increase in same state cost of portal revenues for the nine-month period ended September 30, 2009 was attributable to additional personnel in several of our portal businesses, coupled with higher employee health insurance costs, and higher variable merchant fees to process credit card transactions, as further discussed above.  Our portal gross profit rate for the nine months in the current year period was 42% compared to 46% in the prior year period, for reasons further discussed above.

SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
	2009	% Change	2008	2009	% Change	2008
Ethics & elections	$689	22%	$565	$2,146	11%	$1,933
UCC & corporate filings software development	174	18%	147	482	9%	441
Other	155	89%	82	430	12%	384

Total	$1,018	28%	$794	$3,058	11%	$2,758

Software and services revenues in the current quarter increased 28%, or approximately $0.2 million, over the prior year quarter.  This increase was primarily attributable to a combination of additional projects for the Federal Election Commission (“FEC”) and a consulting services engagement with a private company.  Software and services revenues on a year-to-date basis increased 11%, or approximately $0.3 million, over the prior year period.  This increase was also attributable to additional FEC projects and a consulting services engagement with a private company.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter and year-to-date periods increased 9% and 13%, respectively, or approximately $0.5 million and $2.3 million, over the prior year periods.  The increase in selling & administrative expenses in the current quarter was primarily attributable to higher personnel costs of approximately $0.2 million to support and enhance corporate wide information technology security and portal operations and higher legal costs of approximately $0.3 million related to the ongoing SEC investigation.  As discussed in Note 5 in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q and Item 1A, Item 3 and Note 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009, we have been the subject of an informal SEC inquiry of expense reporting by certain officers of our Company and certain potentially related matters.  In connection with the informal SEC inquiry, a review was undertaken by the Audit Committee of our Board of Directors, with the assistance of outside, independent counsel, which focused on such expense reporting.  The SEC issued a formal order of investigation in the second quarter of 2008.  Selling & administrative expenses for the three- and nine-month periods ended September 30, 2009 include approximately $0.3 million and $0.9 million, respectively, of legal fees and other expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review.  Selling & administrative expenses for the nine-month period ended September 30, 2008 include approximately $0.5 million of legal fees and other expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review.  We currently expect to continue to incur significant legal fees and other expenses in connection with the ongoing SEC investigation.  The increase in selling & administrative expenses on a year-to-date basis is also attributable to acquisition-related costs of approximately $0.5 million related to the Acquired Texas Contracts, increased sales and marketing expenses of approximately $0.2 million associated with active state portal procurement opportunities, higher incentive compensation and benefit expense of approximately $0.5 million, higher personnel costs of approximately $0.4 million to support and enhance corporate wide information technology security and portal operations, and higher stock-based compensation of approximately $0.3 million for annual grants of restricted stock to certain management-level employees, executive officers and non-employee directors.

As a percentage of portal revenues, selling & administrative expenses were 17% and 21%, respectively, in the current quarter and year-to-date periods compared to 23% and 24% in the prior year periods.  The decrease in selling & administrative expenses as a percentage of portal revenues in the current year periods was primarily a result of revenues from the Acquired Texas Contracts (which totalled $8.8 million and $11.7 million, respectively, for the current quarter and year-to-date periods).

NONRECURRING GAIN ON ACQUISITION OF BUSINESS (NET OF TAX).  For the nine-month period ended September 30, 2009, we recognized a nonrecurring gain of approximately $2.2 million (net of tax) on the acquisition of the Acquired Texas Contracts, as further discussed in Note 3 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense in the current quarter and year-to date periods increased 208% and 102%, respectively, or approximately $1.9 million and $2.7 million, over the prior year periods.  This increase was primarily attributable to intangible asset amortization expense related to the Acquired Texas Contracts acquisition in the second quarter of 2009, which totaled approximately $1.8 million and $2.4 million, respectively, in the current quarter and year-to-date periods.  We currently expect to recognize approximately $1.7 million of intangible asset amortization expense related to the Acquired Texas Contracts acquisition in the fourth quarter of 2009.  The remaining increase in depreciation and amortization related to capital expenditures in the current and prior periods for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment to support and enhance corporate-wide information technology security and portal operations.

INTEREST INCOME.  Interest income reflects interest earned on our investable cash and investment portfolio. Interest income in the current quarter and year-to-date periods decreased 98% and 92%, respectively, or approximately $0.1 million and $0.5 million, from the prior year periods due primarily to the declining short-term interest rate environment and our current investment strategy to invest excess cash in government-backed securities and treasury sweep accounts.  Furthermore, we have increased the balances in several of our non-interest bearing commercial checking accounts in an effort to reduce bank fees, as the earnings credit we receive for holding funds in these accounts is higher than the interest rate we would receive from investing in government-backed securities.  We currently expect interest income for fiscal 2009 to be lower than for fiscal 2008 due to the lower short-term interest rate environment and our current investment strategy.

INCOME TAXES. Including the tax impact related to the nonrecurring gain on acquisition of business of approximately $1.2 million, our effective tax rate was approximately 37% and 40%, respectively, for the three- and nine-month periods ended September 30, 2009.  Our effective tax rate for the three- and nine-month periods ended September 30, 2009 was lower than the amount customarily expected due to the effect of a decrease in the liability for uncertain tax positions totaling approximately $0.1 million, as further discussed in Note 8 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.  Our effective tax rate for the three- and nine-month periods ended September 30, 2008 was lower than the amount customarily expected due to the effect of a decrease in the liability for uncertain tax positions totaling approximately $0.2 million, as further discussed in Note 8 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $27.8 million in the current period as compared to $23.8 million in the prior year period.  The increase in cash flow from operations in the current period was primarily the result of a year-over-year increase in operating income, excluding non-cash charges for depreciation & amortization, stock-based compensation and a nonrecurring gain on acquisition of business (net of tax), combined with the timing of payments to certain of our government partners, which affected accounts payable, and increases in accrued expenses.  Post-acquisition activity related to the Acquired Texas Contracts contributed approximately $4.0 million of the increase in accounts payable and $3.2 million of the increase in accrued expenses in the current period.

The increase in accounts payable in the prior year period was partially attributable to the timing of cash payments associated with excise tax filing applications, most notably in Hawaii (which increased accounts payable $5.7 million in 2008).

We had a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses.  These losses generated significant federal and state tax net operating losses, or NOLs.  As a result of our NOL carryforwards, we did not pay federal income taxes through September 30, 2009, with the exception of the alternative minimum tax, and are paying income taxes in only certain states.  This has positively impacted our operating cash flow during the NOL carryforward period.  We currently expect to fully utilize our federal NOL carryforwards in 2009 and begin making federal estimated tax payments in the fourth quarter of 2009.  For the nine-month periods ended September 30, 2009 and 2008, combined federal and state income tax payments totaled approximately $0.8 million and $0.6 million, respectively.

Investing Activities

Investing activities in the current period primarily reflect $1.5 million in cash paid to acquire the Acquired Texas Contracts and $2.5 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office equipment. In addition, we capitalized approximately $0.4 million of internal-use software development costs relating to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.  Cash provided by investing activities in the prior year period primarily reflects the partial liquidation of our investment portfolio to pay the $15.7 million special cash dividend in February 2008, and $3.1 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business.  In addition, we capitalized approximately $0.6 million of internal-use software development costs in the prior year period.

Financing Activities

Financing activities in the current period primarily reflect payment of the $19.2 million special cash dividend in February 2009, partially offset by tax deductions of approximately $1.4 million related to stock-based compensation (see Note 9 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q) and the receipt of $0.5 million in proceeds from our employee stock purchase program.  Financing activities in the prior year period primarily reflect the payment of the $15.7 million special cash dividend in February 2008, partially offset by the receipt of $1.9 million in proceeds from the exercise of employee stock options for cash and $0.3 million in proceeds from our employee stock purchase program.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates.  Gross billings for the three-months ended September 30, 2009 and December 31, 2008 were approximately $418.3 million and $432.8 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended September 30, 2009 and December 31, 2008 were 9 and 8, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, decreased to $49.0 million at September 30, 2009, from $53.5 million at December 31, 2008.  Our current ratio, defined as current assets divided by current liabilities, at September 30, 2009 was 1.8 compared to 2.0 at December 31, 2008.  The decrease in our working capital and current ratio was primarily attributable to the $19.2 million special dividend paid out of our available cash and cash equivalents in the first quarter of 2009 and, to a lesser extent, the acquisition of the Acquired Texas Contracts in the second quarter of 2009.

At September 30, 2009, our total cash and cash equivalent balance was $66.6 million compared to $60.4 million at December 31, 2008.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives and special dividend payments (if any) for at least the next twelve months without the need of additional capital.  We have a $10 million unsecured revolving credit facility with a bank.  This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes.  We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility.  In total, we had $3.7 million in available capacity to issue additional letters of credit and $8.7 million of unused borrowing capacity at September 30, 2009 under the facility.  The credit facility expires in May 2011.  However, letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

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

•                  expand our service offerings beyond what is contemplated if unforeseen opportunities arise;

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

We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year.  We had unused outstanding letters of credit totaling approximately $1.3 million at September 30, 2009.  We are not currently required to cash collateralize these letters of credit.  However, even though we currently expect to be profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at September 30, 2009 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $5.5 million and would have been classified as restricted cash.

At September 30, 2009, we were bound by performance bond commitments totaling approximately $4.5 million on certain government portal outsourcing contracts.  These performance bonds are collateralized by a $1.0 million letter of credit.  We have never had any defaults resulting in draws on performance bonds or letters of credit.

Off-Balance Sheet Arrangements, Contractual Obligations and Income Tax Uncertainties

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.  We have income tax uncertainties of approximately $0.3 million at September 30, 2009.  These obligations are classified as non-current liabilities on our consolidated balance sheet, as resolution is expected to take more than a year.  We estimate that these matters could be resolved in one to three years.  However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As further discussed in Note 8 in the Notes to the Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009, the Company has been the subject of an informal SEC inquiry of expense reporting by certain officers of the Company and certain potentially related matters. In connection with that inquiry, a review was undertaken by the Audit Committee of the Company’s Board of Directors, with the assistance of outside, independent counsel, which focused on such expense reporting. The review revealed that expense reimbursement deficiencies occurred during the period from January 2004 through October 2006 (the "Review Period") related to Jeffery S. Fraser, who was then the Company’s Chairman of the Board and Chief Executive Officer, that these expense reimbursement deficiencies were isolated to Mr. Fraser and that the amount of such deficiencies was not material to the Company’s financial condition or results of operations.  During the second quarter of 2008, the Company received notice from the SEC that a formal order of investigation had been issued with respect to these matters.  As is frequently the case in such situations, the SEC has taken the step of obtaining a formal order of investigation to ensure the thoroughness of its investigation.  The Company believes the investigation conducted by NIC’s Audit Committee was thorough and independent and it is not anticipated that the SEC investigation will reveal any significant additional instances of misreporting of expenses by employees during the Review Period.  However, the SEC subsequently expanded the scope of its inquiry with respect to Mr. Fraser to cover the period commencing with the Company’s initial public offering in 1999 through the beginning of the Review Period (the “Extended Review Period”).  The NIC Audit Committee is currently conducting its own review of expense reimbursements to Mr. Fraser during the Extended Review Period and is unable at this time to comment on the extent of any misreporting of expenses during that period.  There can be no assurance that the SEC will not take any action that could adversely affect the Company as a result of the matters it is reviewing.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)                                  During the third quarter of 2009, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock or the exercise of options as follows:

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 24, 2009	1,271	$7.85	N/A	N/A
July28, 2009	48,302	$7.56	N/A	N/A
July 30, 2009	2,642	$7.69	N/A	N/A
August 1, 2009	18,548	$7.59	N/A	N/A
August 5, 2009	113	$7.90	N/A	N/A
August 6, 2009	30	$7.98	N/A	N/A
August 12, 2009	530	$7.98	N/A	N/A
August 13, 2009	189	$8.00	N/A	N/A
August 14, 2009	839	$7.81	N/A	N/A
August 20, 2009	174	$7.79	N/A	N/A
August 21, 2009	187	$8.00	N/A	N/A
August 31, 2009	507	$7.50	N/A	N/A
September 4, 2009	78	$7.99	N/A	N/A

ITEM 6.  EXHIBITS

10.1 – Form of Indemnification Agreement (1)

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

NIC INC.

Dated: November 5, 2009	/s/Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer

NIC Inc.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Form of Indemnification Agreement (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Filed as an exhibit with a corresponding exhibit number to the Form 8-K filed with the SEC on May 11, 2009 and incorporated herein by reference.