Form 10-K
period 2009-12-31
NIC INC
filed 2010-03-16
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (877) 234-3468

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock,$0.0001 par value per share	The NASDAQ Stock Market, LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2009, was approximately $370,338,000 (based on the closing price for shares of the registrant's common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes.

On February 28, 2010, 63,276,943 shares of the registrant's common stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders to be held in 2010 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS
NIC INC.
FORM 10-K ANNUAL REPORT

PART I

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this Annual Report on Form 10-K regarding NIC and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties.   Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of NIC's or management's intentions, hopes, beliefs, expectations or predictions of the future. For example, statements like we "expect," we "believe," we "plan," we "intend" or we "anticipate" are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. No one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future.  Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting competition issues discussed on pages 11 to 12, the other specific risk factors discussed on pages 12 to 27, and commitments and contingencies described in Notes 2, 3, 8, 9 and 11 to the consolidated financial statements included in this Form 10-K.  Other factors not presently identified may also cause actual results to differ.

AVAILABLE INFORMATION

Our Web site address is www.nicusa.com. Through this Web site, we make available, free of charge, on the Investor Relations section of our Web site (www.nicusa.com/Investors/Financials/Pages/SEC.aspx) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  We also make available through our Web site other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act.  We do not intend for information contained in our Web site to be part of this Annual Report on Form 10-K.

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

FREQUENTLY USED TERMS

In this Annual Report on Form 10-K, we use the terms “NIC,” “the Company,” “we,” “our,” and “us” to refer to NIC and its subsidiaries.  All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.  We use the term “eGovernment” to refer to electronic government, and we use the term “portal” to refer to an official government Web site outsourced to NIC.  We use the term “enterprise-wide” to refer to our portals that provide state-wide services to multiple government agencies.  We also use the term “partner” to refer to our government clients, with which we have contractual relationships for eGovernment services.

INDUSTRY AND MARKET DATA

Industry and market data disclosed in this Form 10-K were obtained from industry and general publications. We have not independently verified the industry and market data obtained from these publications. Actual future industry and market conditions may differ materially from the conditions forecasted in these publications.

ITEM 1.  BUSINESS

Business Overview

NIC is a provider of eGovernment services that helps governments use the Internet to increase internal efficiencies and provide a higher level of service to businesses and citizens. We accomplish this currently through two channels: our portal outsourcing businesses and our software & services businesses.  In our primary portal outsourcing business, we enter into long-term contracts with governments to design, build and operate Web-based, enterprise-wide portals on their behalf. These portals consist of Web sites and applications we have built that allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver's license records or filing a government-mandated form or report. The business model supporting most of our long-term contracts is a self-funded model.  Our self-funding business model is one where we absorb the costs to build the portal's technical infrastructure and develop eGovernment services. After a service has launched, we and our government partners share a portion of the fees generated from electronic transactions which are paid by the end users of the service.  This allows us to generate revenues by sharing in the fees we collect from eGovernment transactions. Our government partners benefit through reducing their financial and technology risks, increasing their operational efficiencies and gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient and more cost-effective means to interact with governments.  We are typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals.

Currently, we have contracts to provide portal outsourcing services to 23 states, and were recently awarded a new portal contract in New Jersey, which has not yet fully deployed. We typically enter into three- to five-year contracts with our government partners and manage operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our business plan is to increase our revenues by signing long-term portal contracts with new government partners and by delivering new services to a growing number of government entities within our existing contractual relationships.

Our software & services businesses operate primarily through two subsidiaries, NIC Technologies and NIC Conquest, which provide software development and services other than portal outsourcing services to state and local governments.  NIC Technologies primarily designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies.  Currently, NIC Technologies is primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.  During the third quarter of 2009, NIC Technologies entered into a new contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration, (“FMCSA”) to develop and manage a National Motor Carrier Pre-Employment Screening Program.  NIC Conquest is primarily a provider of software applications and services for electronic filings and document management solutions for the California Secretary of State (“California SOS”).  NIC Conquest completed the maintenance and operations phase of its contract with the California SOS effective December 31, 2009, and delivered a final release of its application to the California SOS for acceptance testing.  Once the California SOS completes its acceptance testing and moves the final release into production, NIC Conquest will have no future obligations under this contract and will no longer operate in this line of business.  We offer UCC applications through several of our state portals, typically through the Secretary of State’s office; however, transactional revenues associated with these applications are not associated with NIC Conquest and are included in portal revenues.

Segment Information

Our two reportable segments consist of our portal outsourcing segment and software & services segment.  The portal outsourcing segment includes our subsidiaries that operate outsourced government portals and the corporate divisions that support portal operations.  The software & services segment primarily includes our subsidiaries that provide software development and services other than portal outsourcing services to state and local governments, and includes NIC Technologies and NIC Conquest.  For additional information relating to our reportable segments, refer to Note 13 in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

The limits of traditional government transaction methods

Traditionally, government agencies have transacted, and in many cases continue to transact, with businesses and citizens using processes that are inconvenient and labor-intensive, require extensive paperwork and use large amounts of scarce staff resources. Transactions and information requests are often made in person or by mail, which increases the potential for the compromise of sensitive personal information or errors that require revisions and follow-ups, particularly if the transactions and information requested are processed manually. Even newer methods, including telephone response systems, tape exchanges and dial-up computer networks, rely on multiple systems and potentially incompatible data formats, and require significant expertise and expenditures to introduce and maintain. As a result, businesses and citizens often have no choice but to face costly delays to complete essential tasks. These delays include waiting in line at a government agency, waiting for answers by telephone or waiting for responses by mail. Businesses and citizens encounter further inconvenience and delay because they usually can work with government agencies only during normal business hours. Even when electronic alternatives are available, they often require a cumbersome process of multiple contacts with different government agencies. Increases in the level of economic activity and in the population have exacerbated these problems and increased the demand for new services.

Growth of the Internet, electronic commerce and eGovernment

The Internet is a global medium that enables millions of people worldwide to share information, communicate and conduct business electronically.  According to eMarketer, over 200 million people in the U.S. will regularly use the Internet in 2010.

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

The use of mobile technology to access eGovernment services on the Internet is also increasing rapidly.  According to ComScore, in 2009, approximately 22 million people in the U.S. accessed the Internet daily using mobile technology, which is double the number of users in 2008.  The rapid growth in mobile technology and smart-phone usage is expected to continue.

Similar growth trends are seen for eGovernment.  Research firm Input predicts that spending on state and local government information technology outsourcing will grow to $20 billion in 2010.

Acceptance of the Internet as a medium for eGovernment

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

Challenges to the implementation of eGovernment services

Despite the potential benefits of eGovernment, barriers to creating successful Internet-based services occasionally preclude governments from implementing them. Some of these barriers are similar to those the private sector encounters, including:

•	the high cost of implementing and maintaining Internet technology in a budget-constrained environment;

•	the financial, operational and technological risks of moving from older, established technologies to rapidly evolving Internet technologies;

•	the need to quickly assess the requirements of potential customers and cost-effectively design and implement eGovernment services that are tailored to meet these requirements; and

•	the intense competition for qualified technical personnel.

Governments also face some unique challenges that exacerbate the difficulty of advancing to Internet-based services, including:

•	lengthy and potentially politically charged appropriations processes that make it difficult for governments to acquire resources and to develop Internet services quickly;

•	a diverse and substantially autonomous group of government agencies that have adopted varying and fragmented approaches to providing information and transactions over the Internet;

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

•	changes in administration and turnover in government personnel among influencers and key decision makers.

We believe traditional private sector services generally do not address the unique needs of enterprise-wide eGovernment. Most service providers do not fully understand and are not well-equipped to deal with the unique political, regulatory and security structures of governments. These providers, including large systems integrators, typically take a time-and-materials, project-based pricing approach and provide “off-the-shelf” solutions designed for other industries that may not adequately balance the responsiveness to change of a successful Internet business with the longer time horizons and extended commitment periods of government projects.

What We Provide to Governments

In our core portal outsourcing segment, we provide Internet-based eGovernment services that meet the needs of governments, businesses and citizens. The key elements of our service delivery are:

Customer-focused, one-stop government portal

Using our marketing and technical expertise and our government experience, we develop, build and operate enterprise-wide portals for our government partners that are designed to meet their needs as well as those of the businesses and citizens they serve. Our portals are designed to create a single point of presence on the Internet that allows businesses and citizens to reach the Web site of every government agency in a specific jurisdiction from one online location. We strive to employ a common look and feel in the Web sites of all government agencies associated with our government portals and make them useful, appealing and easy to use. In addition to developing and managing the government portal, we develop applications that allow businesses and citizens to complete processes that have traditionally required separate offline interaction with several different government agencies.  These applications also permit businesses and citizens to conduct transactions with government agencies and to obtain information 24 hours per day and seven days per week. We also help our government partners to generate awareness and educate businesses and citizens about the availability and potential benefits of eGovernment services.

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

Government Contracts

Our portal outsourcing businesses

Through our portal outsourcing businesses, we currently have contracts with 23 state governments, and were recently awarded a new portal contract in New Jersey, which has not yet fully deployed.  At December 31, 2009, we maintained outsourced government portal service contracts with the following portals:

NIC Subsidiary	Portal Web Site (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2010 (6/1/2013)
Texas NICUSA, LLC	www.TexasOnline.com (Texas)	2009	8/31/2016
West Virginia Interactive	www.WV.gov (West Virginia)	2007	6/30/2010
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2010 (6/26/2013)
Vermont Information Consortium	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	8/19/2012 (8/19/2015)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	2/28/2011 (2/28/2012)
Rhode Island Interactive	www.RI.gov (Rhode Island)	2001	8/7/2010 (8/7/2012)
Oklahoma Interactive	www.OK.gov (Oklahoma)	2001	12/31/2010 (12/31/2014)
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA, TN Division	www.Tennessee.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	6/30/2011 (6/30/2015)
Utah Interactive	www.Utah.gov (Utah)	1999	6/5/2013 (6/5/2019)
Maine Information Network	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2010
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2010 (6/30/2014)
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2014 (1/31/2016)
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

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

•
it sponsors access to agencies and local governments for the purpose of entering into agreements with these agencies to develop applications for their data and transactions and to link their Web pages to the portal; and

•	it establishes a policy-making and fee approval board, which typically includes agency members, business customers and others, to establish prices for services and to set other policies.

In return, we agree to:

•	develop, manage, market, maintain and expand that government's portal and information and electronic commerce applications;

•	assume the investment risk of building and operating that government's portal and applications without the direct use of tax dollars;

•	bear the risk of collecting transaction fees; and

•	have an independent audit conducted upon that government's request.

We typically own all the software we develop under our government portal contracts. After completion of the initial contract term, our government partners typically receive a perpetual, royalty-free license to use the software only in their own portals.  However, certain customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to an increasing number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license.  We have begun to provide certain payment processing services on a SaaS basis to a few private sector companies and non-NIC portal states, and may continue to market these services to other entities in the future.  Historically, however, revenues from these services have been insignificant.

We also enter into separate agreements with various agencies and divisions of our government partners for the sale of electronic access to public records and to conduct other transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services we provide and the amounts we must remit to the agency.  These terms are then submitted to the policy-making and fee approval board for approval. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit. We have limited control over the level of fees we are permitted to retain.  Any changes made to the amount or percentage of fees retained by NIC, or to the amounts charged for the services offered, could adversely affect the profitability of the respective contract to NIC.  We do have the general ability to control certain of our expenses in the event of a reduction in the amount or percentage of fees we retain; however, there may be a lag in the time it takes to do so should we determine it is necessary.

Any renewal of these contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passing legislation. Six contracts under which we provide portal outsourcing services can be terminated without cause on a specified period of notice.  Collectively, revenues generated from contracts that can be terminated without cause represented 49% of our portal revenues for the year ended December 31, 2009.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.  In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability.

Our software & services businesses

NIC Technologies

NIC Technologies primarily designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies.  Our current government clients include the Federal Election Commission (www.FEC.gov) and the state of Michigan (www.Michigan.gov/sos).  During the third quarter of 2009, NIC Technologies entered into a new contract with the FMCSA to develop and manage a National Motor Carrier Pre-Employment Screening Program.  The contract has an initial one-year term, with four single-year renewals at the option of the FMCSA.

NIC Conquest

NIC Conquest primarily provides software applications and services for electronic filings and document management solutions for the California SOS.  NIC Conquest completed the maintenance and operations phase of its contract with the California SOS effective December 31, 2009, and delivered a final release of its application to the California SOS for acceptance testing.  Once the California SOS completes its acceptance testing and moves the final release into production, NIC Conquest will have no future obligations under this contract and will no longer operate in this line of business.

Our Portal Service Offerings

We work with our government partners to develop, manage and enhance comprehensive, enterprise-wide, Internet-based portals to deliver eGovernment services to their constituents. Our portals are designed to provide user-friendly and convenient access to in-demand government information and services and include numerous fee-based transaction services and applications that we have developed. These fee-based services and applications allow businesses and citizens to access constantly changing government information and to file necessary government documents.  The types of services and the fees charged vary in each portal installation according to the unique preferences of that jurisdiction. In an effort to reduce the frustration businesses and citizens often encounter when dealing with multiple government agencies, we handle cross-agency communications whenever feasible and shield businesses and citizens from the complexity of older, mainframe-based systems that agencies commonly use, creating an intuitive and efficient interaction with governments.

Some of the online services we currently offer in different jurisdictions include:

Product or Service	Description	Primary Users
Driver's License Records Retrieval	For those legally authorized businesses, this service offers controlled instant look-up of driving records. Includes commercial licenses.	Insurance companies
Vehicle Title, Lien & Registration	Provides controlled interactive title, registration and lien database access. Permits citizens to renew their vehicle registrations online.	Insurance companies, lenders, citizens
Health Professional License Services	Allows users to search databases on several health professions to verify license status.	Hospitals, clinics, health insurers, citizens
Secretary of State Business Searches	Allows users to access filings of corporations, partnerships and other entities, including charter documents.	Attorneys, lenders
Uniform Commercial Code (UCC) Searches and Filings	Permits searches of the UCC database to verify financial liens, and permits filings of secured financial documents.	Attorneys, lenders
Professional License Renewal	Permits professionals to renew their licenses online using a credit card.	Attorneys, doctors, nurses, architects and other licensed professionals
Driver’s License Renewal	Permits citizens to renew their driver’s license online using a credit card.	Citizens
Limited Criminal History Searches	For those legally authorized, provides users with the ability to obtain a limited criminal history report on a specified individual.	Schools, governments, human resource professionals, nonprofits working with children or handicapped adults
Income and Property Tax Payments	Allows users to file and pay for a variety of state and local income and property taxes.	Businesses and citizens
Hunting and Fishing Licenses	Permits citizens to obtain and pay for outdoor recreation licenses over the Internet or from point-of-purchase retail kiosks.	Citizens
Business Registrations and Renewals	Allows business owners to search for and reserve a business name, submit and pay for the business registration, and renew the business registration on an annual basis.	Businesses

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

In most of our outsourced portal businesses, the majority of our revenues are generated from transactions, which generally include the collection of transaction-based and subscription fees from users.  The highest volume, most commercially valuable service we offer is access to motor vehicle records.  This service accounted for approximately 54% of our portal revenues in 2007, 48% in 2008 and 44% in 2009.  LexisNexis Risk Solutions (formerly ChoicePoint), which resells these records to the auto insurance industry, accounted for approximately 40% of portal revenues in 2007, and 33% in each of 2008 and 2009.  Transaction-based revenues accounted for approximately 88% of our outsourced portal revenues in 2007, 84% in 2008 and 83% in 2009.  Fees for application development accounted for approximately 6% of our outsourced portal revenues in 2007, 8% in 2008 and 11% in 2009.  Fixed fees for portal management accounted for approximately 6% of our outsourced portal revenues in 2007, 8% in 2008 and 6% in 2009. Fees for application development and fixed fees for portal management are paid to us by our government partners.

Our portal operations in the state of Indiana accounted for approximately 11% of our portal revenues in 2007 and 2008, while our portal operations in the state of Texas accounted for approximately 15% of our portal revenues in 2009.  Our portal operations in the state of Indiana accounted for approximately 11% of our consolidated revenues in 2007 and 10% of our consolidated revenues in 2008, while our portal operations in the state of Texas accounted for approximately 15% of our consolidated revenues in 2009.  No other state portals accounted for more than 10% of portal or consolidated revenues during the last three years.

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

Although each government's unique political and economic environment drives different marketing and development priorities, we have found many of our core applications to be relevant across multiple jurisdictions. Each of our outsourced portal businesses has a director of marketing and additional marketing staff who meet regularly with government, business and consumer representatives to discuss potential new services. We also promote the use of our extensive library of unique revenue-generating eGovernment services to existing and new customers through speaking engagements and targeted advertising to organizations for professionals, including lawyers, bankers and insurance agents who have a need for regular interaction with government.  We identify services that have been developed and implemented successfully for one government and replicate them in other jurisdictions.

Technology and Operations

Over the past 18 years, we have made substantial investments in the development of Internet-based applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the Internet, Internet security, Web-to-legacy system integration, Web-to-mainframe integration, Web-to-mobile integration, database design, Web site administration and Web page development. Within this scope, we have developed and implemented a comprehensive Internet portal framework for governments, and a broad array of stand-alone products and services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored portal services that keep our partners on the forefront of eGovernment.

        Each of our government partners has unique priorities and needs in the development of its eGovernment services. More than half of our employees work in the Internet services and application development and technology operations areas, and most are focused on a single government partner's application needs. Our employees develop an understanding of a specific government's application priorities, technical profiles and information technology personnel and management. At the same time, all of our development directors are trained by experienced technical staff from our other operations, and there is frequent communication and cooperation, which ensures that our government partners can make use of the most advanced eGovernment services we have developed throughout our organization.

Some of our portals and applications are physically hosted in each jurisdiction in which we operate on servers that we own or lease. The rest of our portals and applications are hosted at a central data facility operated by a third party, with backup at a similar facility in another location.  We also provide links to sites that are maintained by government agencies or organizations that we do not manage. Our businesses provide uninterrupted online service 24 hours per day and seven days a week, and our operations maintain extensive backup, security and disaster recovery procedures.

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

Competition

We face intense competition in all sectors of our business. We believe that the principal factors upon which our businesses compete are:

•	our unique understanding of government needs;

•	the quality and fit of eGovernment services;

•	speed and responsiveness to the needs of businesses and citizens; and

•	cost-effectiveness.

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

     Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government partners. Examples of companies that may compete and/or currently compete with us are the following:

•	large systems integrators, including CGI and Unisys;

•	traditional software applications developers, including Microsoft and Oracle; and

•	traditional consulting firms, including IBM Global Services and Accenture.

Seasonality

The use of some of our eGovernment services is seasonal, particularly the accessing of drivers' records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the lower number of business days in this quarter and a lower volume of transactions during the holiday period.

Employees

As of December 31, 2009, we had 606 full-time employees, of which 72 were working in corporate operations, 512 were in our outsourced portal businesses and 22 were in our software & services businesses.  Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel.  From time to time, we also employ independent contractors to support our application development, marketing, sales and support and administrative organizations. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

A prolonged economic downturn or recession could materially impact our operations to the extent it results in reduced demand for Web-based access to governmental services.  In addition, it may hinder our efforts to obtain new business by distracting the attention of governments or impairing the ability of governments to hear or act upon our value proposition due to reduced personnel or turnover.  These same factors may also jeopardize our renewal or rebid opportunities on existing contracts.  If current market and economic conditions persist or deteriorate, we may experience adverse impacts on our business, results of operations, cash flows and financial condition.

We may be unable to sustain the usage levels of current services that provide a significant percentage of our revenues.

We obtain a high proportion of our revenues from a limited number of services. Transaction-based fees charged for access to motor vehicle records accounted for approximately 44% of our portal revenues for the year ended December 31, 2009 and are expected to continue to account for a significant portion of our revenues in the near future. Regulatory changes or the development or increased use of alternative information sources, such as credit scoring, could materially reduce our revenues from this service.  A reduction in revenues from currently popular services would harm our business, results of operations, cash flows and financial condition.

Because a major portion of our current revenues is generated from a small number of users, the loss of any of these users may harm our business and financial condition.

A significant portion of our revenues is derived from data resellers' use of our portals to access motor vehicle records for sale to the automobile insurance industry. For the year ended December 31, 2009, one of these data resellers,  LexisNexis Risk Solutions (formerly ChoicePoint), accounted for approximately 33% of our portal revenues. It is possible that these users will develop alternative data sources or new business processes that would materially diminish their use of our portals.  The loss of all or a substantial portion of business from any of these entities would harm our business, results of operations, cash flows and financial condition.

       A proceeding against the Company and certain of its key officers is being considered by the SEC Enforcement Division Staff which, if authorized by the Commission, could have a material adverse effect on the Company.

The Company has previously disclosed an investigation by the staff of the Division of Enforcement (the "Staff") of the Securities and Exchange Commission ("SEC") regarding the reimbursement of expenses to Jeffrey S. Fraser, the Company's former Chairman of the Board and Chief Executive Officer.  The Company has fully cooperated with the Staff’s investigation, has engaged in its own thorough and independent internal investigation through its Audit Committee for the period from 2004 through June 2007 and the Audit Committee is further reviewing expense reimbursement to Mr. Fraser for 1999 through 2003, has bolstered its compliance procedures and internal controls, and has sought and obtained restitution from Mr. Fraser of expenses paid by the Company that Mr. Fraser was not authorized to receive.

On March 9, 2010, the Company and Harry H. Herington, the Company’s Chairman of the Board and Chief Executive Officer, Stephen M. Kovzan, the Company's Chief Financial Officer, and William F. Bradley, Jr., the Company's Chief Operating Officer and General Counsel (collectively the “Officers”), received "Wells Notices" from the Staff.  A Wells Notice provides recipients with an opportunity to respond to issues raised in an investigation prior to any decision by the Commission on bringing an enforcement action, and is neither a formal allegation nor a finding of wrongdoing.

The Wells Notice stated that the Staff is considering recommending that the Commission authorize a civil injunctive action against the Company and its Officers alleging violations of the anti-fraud, books and records, internal controls, extension of credit to officers and directors, and proxy and periodic reporting provisions of the federal securities laws.  The Staff indicated that it may seek a permanent injunction and civil penalties against the Company and its Officers, disgorgement and officer and director bars against the Officers, and permanent suspensions from appearing and practicing before the SEC against Mr. Kovzan and Mr. Bradley.

The amounts involved appear to be approximately $1.1 million for the period from 2002 through 2007. It appears that the Staff believes that the Company and its Officers should have responded sooner and more completely to indications of potential misconduct by Mr. Fraser involving claiming personal expenses as reimbursable business expenses.  Any expense reimbursements improperly claimed by Mr. Fraser were not authorized by the Company's board of directors or any of its committees as compensation or loans.  It appears that the Staff also believes that the Company and its Officers should have characterized certain authorized payments to Mr. Fraser as compensation rather than reimbursed business expenses, including approximately $473,000 of the $1.1 million relating to travel by Mr. Fraser from Jackson, Wyoming to the Company's headquarters in Kansas. The Staff did not indicate that it believes Mr. Herington, Mr. Kovzan, or Mr. Bradley personally received any inappropriate expense reimbursements or that there was any failure to properly disclose their own compensation. The Company and the Officers disagree with the proposed recommendations of the Staff and are prepared to explain their reasons for this view.

It is the Company's understanding that the Staff is reviewing a portion of 2008 in addition to its review of 2002 – 2007. In the event that the SEC investigation or Audit Committee review results in the identification of additional personal expense amounts that Mr. Fraser was not authorized to receive, the Company will seek repayment of such additional amounts from Mr. Fraser.

Even if the Staff's view of the characterization of Mr. Fraser’s expenses is finally determined to be correct, the Company believes that the expenses would continue to be reflected as selling and administrative expenses in the Company's results for the period from 2002 through 2007 and would not significantly change the Company's operating income (loss) or net income (loss) during any of those periods.

There can be no assurance that the SEC will not take actions that could adversely affect the Company as a result of the matters described above.  Among other things, if the SEC were to authorize and obtain officer and director bars in a SEC civil injunctive action against any of the members of management referenced above, the Company would lose the services of key personnel that could be expected to have a material adverse effect on the Company. We have incurred significant legal fees and other expenses in connection with the SEC investigation and the Audit Committee review and could incur significant legal fees and other expenses or fines or other penalties in connection with the ongoing SEC investigation and Audit Committee review, including advancements of expenses to current and former executive officers of the Company.  In addition, members of our management have devoted in the past, and may need to devote in the future, a significant amount of time to these matters, which would reduce the amount of time they can devote to our business and therefore may have an adverse effect on our business.

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

We depend on subcontractors or the third parties with whom we partner for certain projects.  If these parties fail to satisfy their obligations to us or we are unable to maintain these relationships, our operating results and business prospects could be adversely affected.

Certain large and complex projects require that we utilize subcontractors or that our services and solutions integrate with the software, systems or infrastructure requirements of other vendors and service providers.  Our ability to serve our clients and deliver and implement our solutions in a timely manner depends on the ability of these subcontractors, vendors and service providers to meet their project obligations in a timely manner, as well as on our effective oversight of their performance.  There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractors or customer concerns about the subcontractors.  Disputes with subcontractors could lead to legal disputes and litigation.  Adverse judgments or settlements in legal disputes may result in significant monetary damages or injunctive relief against us. In addition, if any of our subcontractors fails to perform on a timely basis the agreed-upon services, our ability to fulfill our obligations as a prime contractor may be jeopardized. Subcontractor performance deficiencies could result in the termination of our contract for default.  A termination for default could expose us to liability and have an adverse effect on our business prospects, results of operations, cash flows and financial condition and  our ability to compete for future contracts and orders.

Because a major portion of our accounts receivable is from a small number of users, negative trends in their businesses could cause us significant credit loss and negatively impact our operating cash flows and liquidity.

LexisNexis Risk Solutions (formerly ChoicePoint) and other data resellers have a period of time, generally within 25 days of billing, to remit payment. As a result, we are subject to a significant concentration of credit risk that these users will not pay for their purchases. Our credit risk may increase due to liquidity or solvency issues experienced by these users, for example, as a result of the current severe economic downturn. At December 31, 2009, LexisNexis Risk Solutions accounted for approximately 25% of our consolidated accounts receivable.  In addition, our business is generally subject to the risk that our customers and counterparties will fail to meet their obligations when due, particularly given the current state of the economy.  While we perform ongoing credit evaluations of our customers, we generally do not require collateral to secure accounts receivable.  If we were unable to collect a major portion of our accounts receivable, we may suffer significant losses and our results of operations, cash flows, financial condition and liquidity may be adversely affected.

Our portal revenues could be harmed as a result of government budget deficits.

The majority of our portal revenues are derived from fees we charge to users for transactions conducted through our portals and share with our government partners.  Budget-strapped governments may seek to reduce our transaction revenues from our self-funded business model or the profit margin we disclose to them, or may decide to operate the portals themselves.  Approximately 11% of our portal revenues in 2009 were derived from time and materials-based fees for application development and approximately 6% of our portal revenues in 2009 were derived from fixed fees for portal management services, both of which are paid directly to us by governments.  In the event of budget deficits, our government clients may be required to curtail discretionary spending on such projects and our portal revenues could be harmed.

The fees we collect for many of our services are subject to regulation that could limit growth of our revenues and profitability.

Under the terms of our self-funded outsourced government portal contracts, we remit a portion of the transaction fees we collect to state agencies. Generally, our contracts provide that the amount of any transaction fees we retain is set by governments to provide us with a reasonable return or profit. We have limited control over the level of transaction fees we are permitted to retain. Our business, results of operations, cash flows and financial condition may be harmed if the level of fees we are permitted to retain in the future is too low or if our costs rise without a commensurate increase in fees.

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

Currently, we have portal contracts with 23 state governments, and were recently awarded a new portal contract in New Jersey, which has not yet fully deployed.  These contracts typically have initial terms of three to five years with optional renewal periods of one to five years. However, any renewal is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passing legislation.

Additionally, six contracts under which we provide portal management and application development services can be terminated without cause on a specified period of notice.  Collectively, revenues generated from contracts that can be terminated without cause represented 49% of our portal revenues for the year ended December 31, 2009.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.  In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Tennessee, Texas, Utah or Virginia, if not replaced, could significantly reduce our revenues.  If these revenue shortfalls were to occur, our business and financial condition would be harmed. We cannot be certain if, when or to what extent governments might fail to renew or terminate any or all of their contracts with us.

The growth in our revenues may be limited by the number of governments and government agencies that choose to provide eGovernment services and to adopt our business model and by the finite number of governments with which we may contract for our eGovernment services.

Our revenues are generated principally from contracts with state governments and government agencies within a state to provide eGovernment services on behalf of those government entities to complete transactions and distribute public information electronically.  The growth in our revenues largely depends on government entities adopting our public/private model. We cannot assure that government entities will choose to provide eGovernment services at all, or that they will not provide such services themselves without private assistance or adopting our model.  Under our self-funded business model, we initially generate a high proportion of our revenues from a limited number of transaction-based services we provide on behalf of government agencies.  The failure to secure contracts with certain government agencies, particularly those agencies that control motor vehicle records, could result in revenue levels insufficient to support a portal’s operations on a self-sustained, profitable basis. In addition, as there is a finite number of states remaining with which we can contract for our services, future increases in our revenues may depend in part on our ability to expand our business model to include multi-state cooperative organizations, local governments and federal agencies and to broaden our service offerings to diversify our revenue streams across our lines of business. We cannot assure that we will succeed in expanding into new markets, broadening our service offerings, or that our services will be adaptable to those new markets.

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

Despite the various security measures we have in place to protect information from unauthorized disclosure, a compromise or breach may still occur. Hackers have become increasingly sophisticated, and therefore, cyber security is an ever-moving target. A party who is able to circumvent our security measures could misappropriate information, including, but not limited to user credit card information, or cause interruptions or direct damage to our government portals.

Any breach in our security resulting in the compromise of information, could expose us to fines imposed by the Payment Card Industry and jeopardize our ability to continue processing transactions with specific payment card brands.  Also, should hackers compromise information, or create bugs or viruses in an attempt to sabotage the functionality of our applications and services, we may receive negative publicity, incur liability to or remediation costs for our portal users and our government partners or lose the confidence of the governments with whom we contract, any of which may cause the termination or modification of our government contracts.

Because we have certain portal outsourcing contracts that contain performance bond requirements and/or indemnification provisions against claims arising from our performance, we may suffer monetary damages if we fail to meet our contractual obligations.  In addition, any failure to meet such obligations, whether or not a performance bond is in place, may result in reputational damages.

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

We may be unable to obtain future contracts through the government procurement process.

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

We do not own or create the content distributed through our outsourced portals.  We depend on the governments with which we contract to supply information and data feeds to us on a timely basis to allow businesses and citizens to complete transactions and obtain government information.  We cannot assure that these data sources will continue to be available in the future. Government entities could terminate their contracts to provide data.  Changes in regulations could mean that governments no longer collect some types of data or that the data is protected by more stringent privacy rules preventing uses now made of it.  Moreover, our data sources are not always subject to exclusive agreements, so that data included in our services also may be included in those of our potential competitors. In addition, we are dependent upon the accuracy and reliability of government computer systems and data collection for the content of our portals.  The loss or the unavailability of our data sources in the future, or the loss of our exclusive right to distribute some of the data sources, could harm our business, results of operations, cash flows and financial condition.

Our business with various government entities sometimes requires specific government legislation to be passed for us to initiate and maintain our government contracts.

Because a central part of our business includes the execution of contracts with governments under which we remit a portion of user fees charged to businesses and citizens to state agencies, it is sometimes necessary for governments to draft and adopt specific legislation before the government can circulate an RFP to which we can respond. Furthermore, the maintenance of our government contracts requires the continued acceptance of our approach, including any enabling legislation and any implementing regulations. In the past, various entities that use the portals we operate to obtain government information have challenged the authority of governments to electronically provide these services exclusively through portals like those we operate. A successful challenge in the future could result in a proliferation of alternative ways to obtain these services, which would harm our business, results of operations and financial condition. The repeal or modification of any enabling legislation would also harm our business, results of operations, cash flows and financial condition.

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

•	the internal review process by the government agencies for bid acceptance;

•	the need to reach a political accommodation among various interest groups;

•	changes to the bidding procedure by the government agencies;

•	changes to state legislation authorizing government's contracting with third parties to distribute public information;

•	changes in government administrations;

•	the budgetary restrictions of government entities;

•	the competition generated by the bidding process;

•	the possibility of cancellation or delay by the government entities; and

•	government's manner of drafting bid documents, which may partially, or not at all, utilize our method of providing eGovernment services.

We are dependent on the bidding process for a significant part of our business.  Therefore, any material delay in the bidding process, changes to the bidding practices and policies, the failure to receive the award of the bid or the failure to execute a contract may disrupt our financial results for a particular period and harm our financial condition.

We may need more working capital to fund operations and expand our business.

We believe that our current financial resources will be sufficient to meet our present working capital and capital expenditure requirements for at least the next twelve months. However, we may need to raise additional capital before this period ends to further:

•	fund operations, if unforeseen costs or revenue shortfalls arise;

•	support our expansion into other states and government agencies beyond what is contemplated in 2010 if unforeseen opportunities arise;

•	expand our product and service offerings beyond what is contemplated in 2010 if unforeseen opportunities arise;

•	respond to unforeseen competitive pressures; and

•	acquire technologies beyond what is contemplated.

Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new service offerings and potentially competing technological and market developments.  However, any projections of future cash flows are subject to substantial uncertainty. If current cash, lines of credit and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or draw on the unused portion of our line of credit. The sale of additional equity securities could result in dilution to the Company's stockholders. From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses. Acquisitions or investments might impact the Company's liquidity requirements or cause the Company to sell additional equity securities or issue debt securities.  Recently, credit and capital markets have experienced unusual volatility and disruption, and equity and debt financing have become more expensive and difficult to obtain.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds were not available on acceptable terms, our ability to develop or enhance our applications and services, take advantage of future opportunities or respond to competitive pressures would be significantly limited.  This limitation could harm our business, results of operations and financial condition.

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

The growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Some of our personnel are presently serving in more than one managerial capacity.  The loss of any of our key employees could harm our business.  In addition, we currently expect that we will need to hire additional personnel in all areas throughout 2010, including personnel for new operations in jurisdictions in which we may obtain contracts. We may not be able to retain our current key employees or attract, integrate or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies and positioning of our government portals and other services.  This training will require substantial resources and management attention.

The seasonality of use for some of our eGovernment services may harm our fourth quarter results of each calendar year.

The use of some of our eGovernment services is seasonal, particularly the accessing of drivers' records, resulting in lower revenues from this service under existing portal contracts in the fourth quarter of each calendar year, due to the smaller number of business days in this quarter and a lower volume of transactions during the holiday period.

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

As part of our business strategy, we have made and may continue to make acquisitions or enter into strategic alliances that we believe will complement our existing businesses, increase traffic to our government clients' sites, enhance our services, broaden our software and applications offerings or technological capabilities or increase our profitability.  Future acquisitions or joint ventures could present numerous risks and uncertainties, including:

•	difficulties in the assimilation of operations, personnel, technologies and information systems of the acquired companies;

•	the inability to successfully market, distribute, deploy and manage new products and services that we have limited or no experience in managing;

•	the diversion of management's attention from our core business;

•	the risk that an acquired business will not perform as expected or will have profit margins significantly lower than ours;

•	risks associated with entering markets in which we have limited or no experience;

•	potential loss of key employees, particularly those of our acquired businesses;

•	adverse effects on existing business relationships with existing suppliers and customers;

•	potentially dilutive issuances of equity securities, which may be freely tradable in the public market;

•	erosion of our brand equity in the eGovernment or financial markets;

•	impairment, restructuring and other charges related to goodwill and other long-lived intangible assets; and

•	the incurrence of debt and related interest or other expenses.

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

We may become subject to claims alleging infringement of third-party intellectual property rights. Our portal contracts require us to indemnify our government partners for infringing software we build or use.  Any claims could subject us to costly litigation, and may require us to pay damages and develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of the alleged infringement.  Licenses for such intellectual property may not be available on acceptable terms or at all.  Litigation regarding intellectual property rights is common in the Internet and software industries.  We expect third-party infringement claims involving Internet technologies and software products and services to increase.  If an infringement claim is filed against us, we may be prevented from using certain technologies and may incur significant costs resolving the claim.  We cannot assure that our applications and services do not infringe on the intellectual property rights of third parties.  In addition, we have agreed, and expect that we may agree in the future, to indemnify certain of our customers against claims that our services infringe upon the intellectual property rights of others.  We could incur substantial costs in defending ourselves and our customers against infringement claims.  In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We cannot assure that we or our customers could obtain necessary licenses from third parties at a reasonable cost or at all.

We generally grant our customers fully paid licenses to use the software and applications we develop for use in their portals.  If customers elect to terminate our contracts and manage portal operations internally, our revenues and profits could decline.

After termination or expiration of our contracts, it is possible that governments and their successors and affiliates may operate the portals themselves using their right of use license rights to the software programs and other applications we have developed for them in the operation of their portals (excluding software applications that we provide on a software-as-a-service basis).  This could adversely affect our revenues and profits.  Additionally, they may inadvertently allow our intellectual property or other information to fall into the hands of third parties, including our competitors.

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

    We depend on the increasing use of the Internet and on the growth of online government information systems. If the use of the Internet and eGovernment information systems does not continue to grow as anticipated, our business will be seriously harmed.

Our business depends on the increased acceptance and use of the Internet as a medium for accessing public information and completing government filings. Acceptance and use of the Internet may not continue to develop at historical rates and a sufficiently broad base of individuals and businesses may not adopt or continue to use the Internet as a medium for accessing government portals and other online services. Demand and market acceptance for recently introduced services over the Internet are subject to a high level of uncertainty, and there exist few proven services.

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

Each government entity with which we contract for outsourced portal services has the authority to require an independent audit of our performance and financial management of contracted operations in each respective state. The scope of audits could include inspections of income statements, balance sheets, fee structures, collections practices, service levels and our compliance with contract provisions and applicable laws, regulations and standards. We cannot assure that a future audit will not find any material performance deficiencies that would result in an adjustment to our revenues and result in financial penalties. Moreover, the consequent negative publicity could harm our reputation among other governments with which we would like to contract.  All of these factors could harm our business, results of operations and financial condition.

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

Our electronic check processing for online payments made by direct debit to a bank account is governed by rules and standards promulgated by the National Automated Clearing House Association, or NACHA, an industry trade association of banking institutions and regional automated clearing house associations. Under those rules, we may become potentially liable for failing to handle transactions in accordance with those rules, or for failing to return funds within the prescribed time frame to the bank account of the person or entity disputing our authorization to debit those funds, before the dispute regarding our authorization is resolved. Our agreements with governmental agencies at the state, federal, and local level transfer this obligation for rapid funds return during dispute resolution to the government agencies affected, but in the event that such return does not happen, we may be potentially liable notwithstanding the government’s failure, and we may not be able to obtain reimbursement from the government involved or from the individual user or entity that initiated the debit without authorization. If this were to happen, our business, results of operations, cash flows and financial condition may be adversely affected.

We may become liable for violations of the Driver Privacy Protection Act as adopted federally or in each state.

We act as an outsourced manager on behalf of states, for electronic access to records pertaining to motor vehicles and motor vehicle operators (driver history records) by users and certain permitted resellers. These records are the largest group of records for which we process electronic access for any state agency, and are processed in each of our portal states. These records contain “personal information” and “sensitive personal information” as defined by the federal Driver Privacy Protection Act, and state versions of that Act adopted in every state (collectively, the “DPPA”).  The DPPA regulates categories and circumstances under which “personal information” and “sensitive personal information” may be disclosed to requestors. Each state has procedures for complying with the DPPA, and such procedures may vary from state to state. We closely follow the state’s existing compliance procedures for general access, with our electronic access. If we fail to follow such procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, our business, results of operations, cash flows and financial condition may be adversely affected.  The DPPA permits statutory damages to be awarded to the subjects of such records, even without proof of actual damage, for certain infringements or violations of the DPPA. We may be potentially liable for such damages in such instances, and we may have no recourse against the state, or the state may not be jointly and severally liable with us.

If we cannot accurately predict the demand for our new National Motor Carrier Pre-Employment Screening Program service for the Department of Transportation, Federal Motor Carrier Safety Administration, our business could be harmed.

Our new National Motor Carrier Pre-Employment Screening Program (“PSP”) service for the Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) is expected to launch in the spring of 2010.  The PSP is a new service offering for both the FMCSA and us, with no historical volume data on which to base our revenue estimates.  Furthermore, the PSP is not a mandatory service for prospective motor carrier employers.  The number of prospective motor carrier employers is very large.  Because the system will be developed and maintained using a self-funded, transaction-based business model, the failure to generate a sufficiently large customer base and transaction volumes could harm our expected growth and revenues, and we could incur operating losses from this business.  This failure could occur because potential customers may be unaware of the service or uncertain about the relative merits of the service.  Conversely, if demand for the service increases rapidly, our staffing levels, operational procedures and controls may be insufficient to manage such rapid growth and our infrastructure may not be able to support the high demand or perform reliably. If we cannot manage such demand, the use of this service may be reduced and our reputation may be harmed.

We may become liable for violation of the Fair Credit Reporting Act as adopted federally.

Our new PSP service for the FMCSA requires that PSP record data be disclosed in compliance with the Fair Credit Reporting Act (“FCRA”).  If we fail to follow such procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, we may become subject to monetary fines, penalties or damages, and our business, results of operations, cash flows and financial condition may be adversely affected.  The FCRA permits statutory damages to be awarded to the subjects of such records, even without proof of actual damage, for certain infringements or violations of the FCRA. In addition, any failure to comply with the FCRA may result in reputational damages.

We may become liable for disclosing PSP record data improperly.

A Federal law known as the Safe, Accountable, Efficient Transportation Equity Act: A Legacy for Users (“SAFETEA-LU”) limits access to PSP record data to commercial driving operator applicants and their prospective employers, and can only be used in screening applicants for employment.  Because the service is only useful if data access is quick and easy, we employ sophisticated systems of online agreements and validation information gathering, plus third party verification systems, to verify the identity and bona fides of any requestor.  These systems may be incomplete or contain errors or omissions, or their operation may be flawed, resulting in improper disclosure or disclosure for an improper purpose or to improper persons.  If we fail to follow appropriate procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, we may become subject to monetary fines, penalties or damages, and our business, results of operations, cash flows and financial condition may be adversely affected.  Furthermore, the magnitude of the potential number of transactions accessed through our PSP service, which we cannot currently estimate because it is a new service with no historical volume data and is not a mandatory service for prospective employers, may result in monetary damages that are correspondingly large.  In addition, any failure to comply with SAFETEA-LU may result in reputational damages.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Select Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining adequate and appropriate standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting has required the commitment of significant financial and managerial resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties.  As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

We may be unable to generate sufficient taxable income from future operations to fully utilize our state tax net operating loss carryforwards.

We have a history of unprofitable operations primarily due to operating losses incurred in the software & services companies we have acquired since September 1999. These losses have generated significant federal and state tax net operating losses, or NOLs. The Company fully utilized its federal NOL carryforwards during 2009.  At December 31, 2009, we have deferred tax assets related to state NOL carryforwards totaling approximately $1.2 million that will begin to expire in 2016 and fully expire by 2026. Even though we currently expect to be profitable and generate taxable income in 2010 and beyond, we may not be able to sustain the necessary levels of taxable income in certain states to fully utilize our state NOL carryforwards prior to expiration.  There is considerable management judgment necessary to determine future taxable income, and accordingly, actual results could vary significantly from such estimates.  Accordingly, the recorded amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced. If this occurs, our results of operations, financial condition and cash flows could be negatively impacted.

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

ITEM 3. LEGAL PROCEEDINGS

The Company has previously disclosed an investigation by the Staff of the Division of Enforcement of the SEC regarding the reimbursement of expenses to Jeffrey S. Fraser, the Company's former Chairman of the Board and Chief Executive Officer.  The Company has fully cooperated with the Staff’s investigation, has engaged in its own thorough and independent internal investigation through its Audit Committee for the period from 2004 through June 2007 and  its Audit Committee is further reviewing expense reimbursement to Mr. Fraser for 1999 through 2003, has bolstered its compliance procedures and internal controls, and has sought and obtained restitution from Mr. Fraser of expenses paid by the Company that Mr. Fraser was not authorized to receive.

On March 9, 2010, the Company and Harry H. Herington, the Company’s Chairman of the Board and Chief Executive Officer, Stephen M. Kovzan, the Company's Chief Financial Officer, and William F. Bradley, Jr., the Company's Chief Operating Officer and General Counsel (collectively the “Officers”), received "Wells Notices" from the Staff.  A Wells Notice provides recipients with an opportunity to respond to issues raised in an investigation prior to any decision by the Commission on bringing an enforcement action, and is neither a formal allegation nor a finding of wrongdoing.

The Wells Notice stated that the Staff is considering recommending that the Commission authorize a civil injunctive action against the Company and its Officers alleging violations of the anti-fraud, books and records, internal controls, extension of credit to officers and directors, and proxy and periodic reporting provisions of the federal securities laws.  The Staff indicated that it may seek a permanent injunction and civil penalties against the Company and its Officers, disgorgement and officer and director bars against the Officers, and permanent suspensions from appearing and practicing before the SEC against Mr. Kovzan and Mr. Bradley.

The amounts involved appear to be approximately $1.1 million for the period from 2002 through 2007. It appears that the Staff believes that the Company and its Officers should have responded sooner and more completely to indications of potential misconduct by Mr. Fraser involving claiming personal expenses as reimbursable business expenses.  Any expense reimbursements improperly claimed by Mr. Fraser were not authorized by the Company's board of directors or any of its committees as compensation or loans.  It appears that the Staff also believes that the Company and its Officers should have characterized certain authorized payments to Mr. Fraser as compensation rather than reimbursed business expenses, including approximately $473,000 of the $1.1 million relating to travel by Mr. Fraser from Jackson, Wyoming to the Company's headquarters in Kansas. The Staff did not indicate that it believes Mr. Herington, Mr. Kovzan, or Mr. Bradley personally received any inappropriate expense reimbursements or that there was any failure to properly disclose their own compensation. The Company and the Officers disagree with the proposed recommendations of the Staff and are prepared to explain their reasons for this view.

It is the Company's understanding that the Staff is reviewing a portion of 2008 in addition to its review of 2002 – 2007. In the event that the SEC investigation or Audit Committee review results in the identification of additional personal expense amounts that Mr. Fraser was not authorized to receive, the Company will seek repayment of such additional amounts from Mr. Fraser.

Even if the Staff's view of the characterization of Mr. Fraser’s expenses is finally determined to be correct, the Company believes that the expenses would continue to be reflected as selling and administrative expenses in the Company's results for the period from 2002 through 2007 and would not significantly change the Company's operating income (loss) or net income (loss) during any of those periods.

There can be no assurance that the SEC will not take actions that could adversely affect the Company as a result of the matters described above.  Among other things, if the SEC were to authorize and obtain officer and director bars in a SEC civil injunctive action against any of the members of management referenced above, the Company would lose the services of key personnel that could be expected to have a material adverse effect on the Company. We have incurred significant legal fees and other expenses in connection with the SEC investigation and the Audit Committee review and could incur significant legal fees and other expenses or fines or other penalties in connection with the ongoing SEC investigation and Audit Committee review, including advancements of expenses to current and former executive officers of the Company.  In addition, members of our management have devoted in the past, and may need to devote in the future, a significant amount of time to these matters, which would reduce the amount of time they can devote to our business and therefore may have an adverse effect on our business.

In addition, the Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any other legal proceedings.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol "EGOV." The following table shows the range of high and low sales prices reported on the NASDAQ Global Select Market for the periods indicated. On February 28, 2010, the closing price of our common stock was $7.50.

Fiscal Year Ended December 31, 2008	High	Low
First Quarter	$8.81	$5.86
Second Quarter	$8.58	$6.48
Third Quarter	$7.75	$6.36
Fourth Quarter	$6.61	$3.59

Fiscal Year Ended December 31, 2009	High	Low
First Quarter	$5.88	$4.20
Second Quarter	$7.34	$4.97
Third Quarter	$8.90	$6.49
Fourth Quarter	$9.36	$8.39

As of February 28, 2010, there were approximately 311 holders of record of shares of our common stock.

Dividend Policy

On February 1, 2010, the NIC Board of Directors declared a special cash dividend of $0.30 per share, payable to stockholders of record as of February 16, 2010.  The dividend, totaling approximately $19.3 million, was paid on February 26, 2010, out of the Company’s available cash.

On February 3, 2009, the NIC Board of Directors declared a special cash dividend of $0.30 per share, payable to stockholders of record as of February 17, 2009.  The dividend, totaling approximately $19.2 million, was paid on February 27, 2009, out of the Company’s available cash.

On February 4, 2008, the NIC Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of February 18, 2008.  The dividend, totaling approximately $15.7 million, was paid on February 28, 2008, out of the Company’s available cash and short-term investments.

Any future determination as to the payment of dividends will be made at the discretion of the NIC Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

Performance Graph

The following performance graph below compares the annual change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2004, and ending on December 31, 2009 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of:  (a) the NASDAQ Composite (U.S.) Index and (b) a Peer Group, assuming a $100 investment on December 31, 2004.  It should be noted that on February 20, 2007 we paid a special cash dividend of $0.75 per share, on February 28, 2008 we paid a special cash dividend of $0.25 per share, and on February 27, 2009 we paid a special cash dividend of $0.30 per share, all of which are included in the presentation of our performance.  We did not pay any other dividends on our common stock during the period commencing on December 31, 2004, and ending on December 31, 2009.  The stock price performance on the graph below is not necessarily indicative of our future price performance.

Comparison of Cumulative Total Return Among
NIC Inc., NASDAQ Composite (U.S.) Index and a Peer Group

Total Return Analysis
	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
NIC Inc.	$100.00	$121.26	$97.83	$189.70	$107.68	$222.85
Peer Group	$100.00	$101.37	$111.03	$121.92	$72.49	$104.31
Nasdaq Composite	$100.00	$87.30	$105.22	$117.09	$75.94	$102.07

    The Peer Group consists of five companies, each of whose business focus is similar to that of NIC.  While not all of the companies provide services exclusively to governments, the services provided are similar to those we provide.  The members of the Peer Group are as follows:  PEC Solutions, Inc. (PECS), Bearing Point, Inc. (BE) (formerly known as KPMG Consulting, Inc. (KCIN)), Accenture, Ltd. (ACN), International Business Machines Corp. (IBM) and Maximus, Inc. (MMS).  PEC Solutions, Inc. was included until April 26, 2005, when, as a result of its merger with a subsidiary of Nortel Networks, Inc., it was no longer a member of the Peer Group.  Bearing Point, Inc. was included until December 31, 2008, as it filed for Chapter 11 bankruptcy protection in February 2009.  Bearing Point, Inc. was replaced by Watson Wyatt Worldwide, Inc. in the Peer Group effective January 1, 2009.    On January 1, 2010, Watson Wyatt Worldwide, Inc. merged with Towers Perrin to form Towers Watson & Co.

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

(c) During the fourth quarter of 2009, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock or the exercise of options as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 19, 2009	4,550	$9.05	N/A	N/A
October 28, 2009	308	$9.02	N/A	N/A
November 5, 2009	739	$8.65	N/A	N/A
November 19, 2009	325	$8.71	N/A	N/A

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Form 10-K.

	Year Ended December 31,
	2005	2006	2007	2008	2009
Consolidated Statement of Income Data:	(in thousands, except per share data)
Total revenues	$59,243	$71,376	$85,755	$100,575	$132,886
Operating income	10,191	16,148	16,127	18,609	22,021
Income from continuing operations	6,363	10,739	11,955	11,921	13,946
Net income	6,363	10,739	11,955	11,921	13,946
Income per share from continuing operations – basic	0.11	0.17	0.19	0.19	0.22
Income per share from continuing operations – diluted	0.10	0.17	0.19	0.19	0.22
Net income per share – basic	0.11	0.17	0.19	0.19	0.22
Net income per share – diluted	0.10	0.17	0.19	0.19	0.22

In the first quarter of 2005, we recorded a $5.0 million pre-tax charge for the anticipated contract loss under our contract with the California Secretary of State.  As discussed in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K, we completed the maintenance and operations phase of this contract effective December 31, 2009.

As discussed in Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-K, we acquired the then-current portal management contracts for the state of Texas (collectively, the “Acquired Texas Contracts”) in the second quarter of 2009.  The Acquired Texas Contracts expired on December 31, 2009, except certain Master Work Order projects will expire on August 31, 2012 and others will expire on August 31, 2014.

	December 31,
	2005	2006	2007	2008	2009
Consolidated Balance Sheet Data:	(in thousands, except for dividends declared)
Total assets	$117,845	$140,134	$111,376	$119,412	$123,608
Long-term debt (includes current portion of notes payable/capital lease obligations)	-	-	-	-	-
Dividends declared per share outstanding on	-	-		-	-
February 12, 2007			$0.75
February 18, 2008	-	-	-	$0.25	-
February 17, 2009	-	-	-	-	$0.30
Total stockholders’ equity	$85,168	$99,254	$66,865	$67,220	$66,559

As further discussed in Note 10 in the Notes to Consolidated Financial Statements included in this Form 10-K, we paid a special dividend totaling approximately $46.7 million out of our available cash and short-term investments in February 2007, we paid a special dividend totaling approximately $15.7 million out of our available cash and short-term investments in February 2008, and we paid a special dividend totaling approximately $19.2 million out of our available cash in February 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution about Forward-Looking Statements

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this Annual Report on Form 10-K regarding NIC and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties.   Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future.  For example, statements like we "expect," we "believe," we "plan," we "intend" or we "anticipate" are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this 2009 Annual Report on Form 10-K.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements.  These include, among others, NIC’s ability to successfully integrate into its operations recently awarded eGovernment contracts or acquired assets or entities; NIC’s ability to successfully increase the adoption and use of eGovernment services; the success of the Company in signing contracts with new states and government agencies, including continued favorable government legislation; NIC's ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; and general economic conditions (including the recent deterioration in general economic conditions) and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of this 2009 Annual Report on Form 10-K.  Investors should read all of these discussions of risks carefully.

We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

What We Do – An Executive Summary

We are a leading provider of eGovernment services that help governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. We accomplish this currently through two channels: our core portal outsourcing businesses and our software & services businesses.

       In our core business, portal outsourcing, we enter into contracts primarily with state governments and design, build and operate enterprise-wide, Web-based portals on their behalf. We enter into long-term contracts, typically three to five years, and manage operations for each government partner through separate subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our portals consist of Web sites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver's license records or filing a form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments.  We do this by marketing portal services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals.  Our unique self-funding business model allows us to obtain revenues by sharing in the fees generated from eGovernment services. Our partners benefit because they reduce their financial and technology risks, increase their operational efficiencies and gain a centralized, customer-focused presence on the Internet. Businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments.

On behalf of our government partners, we enter into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the transaction and data access services we provide and the division of revenues between the Company and the government agency. The government must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain.  Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could adversely affect the profitability of the respective contract to us.  We generally own all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only. However, certain customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to an increasing number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license.  If our contract were not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except for the services we provide on a SaaS basis, which would be available to our partners on a fee-for-service basis. We have begun to provide certain payment processing services on a SaaS basis to a few private sector companies and non-NIC portal states, and may continue to market these services to other entities in the future.  Historically, however, revenues from these services have been insignificant. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

Currently, we have contracts to provide portal outsourcing services for 23 states, and were recently awarded a new portal contract in New Jersey, which has not yet fully deployed.

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

•
Win new portal contracts – A key objective of the Company, beginning in 2007, was to accelerate new state portal contract wins by making incremental expenditures in the areas of business development and marketing, through a combination of additional sales personnel, strategic advertising and public relations initiatives.  In 2008, we continued with similar levels of investment in business development and portal operations to drive long-term growth. In 2008 and 2009, we responded to several active portal procurement opportunities and realized significant benefits from our investment.  In the second quarter of 2009, we acquired the then-current portal management contracts for the state of Texas (collectively, the “Acquired Texas Contracts”).  The Acquired Texas Contracts expired on December 31, 2009, except certain Master Work Order projects will expire on August 31, 2012 and others will expire on August 31, 2014. During the third quarter of 2009 we entered into a new seven-year contract with the state of Texas to manage the state’s official government portal (the “New Texas Contract”).  The New Texas Contract commenced on January 1, 2010 and runs through August 31, 2016.  We did not begin earning revenues under the New Texas Contract until 2010.  In addition, we were awarded a new contract in New Mexico in the second quarter of 2009 to serve the Motor Vehicle Division and its parent, the New Mexico Taxation and Revenue Department.  The contract runs through June 1, 2010, with three single-year renewal options at the option of the state.  We were also awarded a new contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) in the fourth quarter of 2009 to develop and manage a National Motor Carrier Pre-Employment Screening Program.  The contract has an initial one-year term, with four single-year renewal options at the option of the FMCSA.

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

•
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

In addition to overall portal revenue growth, which includes both organic revenue growth and growth from new portal contracts, an important financial metric that we use to gauge our success in increasing transactional revenues in our existing portal businesses is same state revenue growth.  We define same state revenues as those from states in operation and generating revenues for two full periods.  Our Indiana and Arizona portal subsidiaries operate under contracts that are based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project-based pricing for variable services, rather than transaction-based revenues.  When evaluating overall same state revenue growth, we include our Indiana and Arizona portals in our total same state revenues, as both portals have been in operation for more than two full periods.  However, because our Indiana and Arizona portals do not generate significant transaction-based revenues, they are excluded from our calculation of same state DMV and non-DMV transaction-based revenue growth from the time these contracts were entered into (Indiana in 2006 and Arizona in 2007).

Our long-term goal is to grow same state revenues 10-15% per year, absent online DMV price increases. Same state portal revenues grew 12% in 2009, 11% in 2008 and 15% in 2007, including DMV price increases in 2007, as described below.  Our same state revenue growth in 2007 was higher than our growth in 2009 or 2008 primarily due to increases in same state DMV and non-DMV transaction-based revenue growth.  In 2007, same state DMV revenues grew by 10% (excluding Indiana from the calculation) primarily due to DMV price increases in three of our portal states in late 2006.  Historically, DMV price increases have been relatively infrequent, and our ability to grow same state DMV revenues has been limited, as such revenues have been driven by broader economic factors outside of our control.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year, with our historical average closer to 3%.  We believe our DMV revenues in 2009 and 2008 were negatively affected by the worsening of the broader macroeconomic conditions (same state DMV revenues were flat in 2009 and increased 1% in 2008), which we currently expect may continue into 2010.

An important component of same state revenue growth is the growth in non-DMV transaction revenues, which are transaction fees generated by other means than from the sale of DMV records, for transactions conducted primarily by business users and, to a lesser extent, consumer users through our portals.  Same state non-DMV revenues  (excluding Indiana and Arizona from the calculation) grew 28% in 2009, compared to 25% in 2008 and 31% in 2007.  We are able to grow non-DMV revenues by continually deploying new revenue generating applications and by driving adoption of existing applications within our existing portal businesses.  We believe a key factor in organically growing our revenues is to continually focus on driving adoption, and on implementation of new non-DMV revenue generating applications.

•
Continue to grow profitability – In addition to driving same state revenue growth, part of our strategy is to increase profitability by driving cost containment efforts throughout the Company and maintaining a lean organizational structure that fosters entrepreneurial decision-making and innovation and accentuates the strong financial leverage of our business model.

An important financial metric that we use to gauge our portal profitability is portal gross profit percentage, or gross profit rate, which is calculated by dividing portal gross profit (portal revenues minus cost of portal revenues, excluding depreciation and amortization) by portal revenues.  Our portal gross profit rate was 41% in 2009, down from 45% in 2008 and 47% in 2007.  The decrease in 2009 was attributable to several factors.  Our portal gross profit percentage from the Acquired Texas Contracts was lower than our company-wide average, thereby diluting the overall average. In addition, cost of portal revenues were higher in 2009 due primarily to start-up costs at our newer portals and additional personnel in several of our portals due to our continued growth and reinvestment in our core business, and higher stock-based compensation for annual grants of restricted stock to management-level portal employees.  Also contributing to this decrease was an increase in bank fees.  A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we plan to continue to implement these services as they contribute favorably to our operating income growth. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).  We currently expect our portal gross profit percentage to be in the mid- to upper 30 percent range in 2010, primarily reflecting lower margins from the New Texas Contract that commenced on January 1, 2010.

We also view selling & administrative costs, expressed as a percentage of total revenue, to be an important indicator of the relative year-over-year growth in our corporate level expenses.  Selling & administrative costs as a percentage of total revenue were 19% in 2009, 22% in 2008, and 25% in 2007.  The decrease in 2009 selling & administrative costs as a percentage of total revenue was primarily a result of significant incremental revenues from the Acquired Texas Contracts (which totaled $19.8 million since the May 29, 2009 acquisition date).  The decrease in selling & administrative costs as a percentage of total revenue in 2008 as compared to 2007 resulted primarily from our higher incremental investment in 2007 in business development and portal operations to drive long-term growth, as further discussed above.  In 2010, we currently expect selling & administrative costs as a percentage of total revenue to range from 17% to 18%, which reflects historical levels of modest expense growth.  We also currently expect depreciation and amortization expense as a percentage of total revenue to be approximately 3%, as we plan to continue to make key IT infrastructure and security investments to support our long-term expansion and enhance corporate-wide information technology security and portal operations.

Finally, our consolidated operating margin (operating income or loss divided by total revenues) is an important measure of our overall profitability.  This metric was 17% in 2009, and 19% in each of 2008 and 2007.  The decrease in 2009 was primarily attributable to the lower gross profit from our Acquired Texas Contracts, coupled with higher start-up costs related to new contracts entered into during 2009.  In 2009, we also recognized approximately $4.1 million of incremental intangible asset amortization expense related to the Acquired Texas Contracts, partially offset by a nonrecurring gain on acquisition (net of tax) of approximately $2.2 million.  In addition, we incurred approximately $0.8 million of acquisition-related costs, as further discussed in Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Overview of Business Models and Revenue Recognition

We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services.  The portal category includes revenues and cost of revenues primarily from our subsidiaries operating government portals on an outsourced basis.  The software & services category includes revenues and cost of revenues primarily from our subsidiaries that provide software development and services other than portal outsourcing services to state and local governments, and includes NIC Technologies and NIC Conquest.  We currently derive revenue from three main sources: transaction-based fees, time and materials-based fees for application development and fixed fees for portal management services.  Each of these revenue types and the corresponding business models are further described below.

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

The highest volume, most commercially valuable service we offer is electronic access to DMV records.  This service accounted for approximately 44% of our portal revenues in 2009, 48% in 2008, and 54% in 2007.  We believe that while this application will continue to be an important source of revenue, its contribution as a percentage of total revenues on an individual portal basis will decline modestly as other sources grow. LexisNexis Risk Solutions (formerly ChoicePoint), which resells these records to the auto insurance industry, accounted for approximately 33% of portal revenues in 2009, 33% in 2008, and 40% in 2007.

In our outsourced portal businesses for 2009, DMV transaction-based revenues represented approximately 44% of portal revenues, non-DMV transaction-based revenues represented approximately 39%, portal software development revenues represented approximately 11%, and portal management revenues represented approximately 6%.  Approximately 76% of our transaction-based revenues related to business-to-government transactions, while the remaining 24% related to citizen-to-government transactions.

Transaction-based revenues from our outsourced state portal business units are highly correlated to population, but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises and the government entity's development of policy and information technology infrastructure supporting electronic government.

LexisNexis Risk Solutions and other data resellers and companies who access DMV records have entered into contracts with the portals our subsidiaries operate to request these records from the various states with which we have contracts.  Under the terms of these contracts, we provide data resellers with driver's license and traffic records that vary by contract, for fees that currently range from $2.00 to $20.00 per record requested. The fees charged to all entities that access DMV records are the same for records of a particular state.  We typically collect the entire fee, of which a certain portion is remitted to the state by statute. These contracts are generally self-renewing until canceled by one side or the other, and generally may be terminated at any time after 60-days notice.  These contracts may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, these contracts are immediately terminable if the state statute allowing for the public release of these records is repealed.

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

Our software & services businesses

NIC Technologies

NIC Technologies currently derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts and recognizes revenues as services are provided.  At December 31, 2009, NIC Technologies was primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.  During the third quarter of 2009, NIC Technologies entered into a new contract with the FMCSA to develop and manage a National Motor Carrier Pre-Employment Screening Program.  The contract has an initial one-year term, with four single-year renewals at the option of the FMCSA.  The system will be developed and maintained using a self-funded, transaction-based business model.

NIC Conquest

NIC Conquest derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method.  NIC Conquest completed the maintenance and operations phase of its contract with the California SOS effective December 31, 2009, and delivered a final release of its application to the California SOS for acceptance testing.  Once the California SOS completes its acceptance testing and moves the final release into production, NIC Conquest will have no future obligations under this contract and will no longer operate in this line of business.

Critical Accounting Policies

Many estimates and assumptions involved in the application of generally accepted accounting principles have a material impact on reported financial condition and operating performance and on the comparability of such reported information over different reporting periods.  A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K.  We have identified the policies below as critical to our business operations and the understanding of our results of operations.  Note that the preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Management has discussed the development and selection of the critical accounting policies described below with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the Company’s disclosure relating to it in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Uncertain Tax Positions

The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  We are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time.  Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Notes 2 and 11 in the Notes to the Consolidated Financial Statements included in this Form 10-K for additional detail on our adoption of authoritative guidance for uncertain tax positions in the first quarter of 2007 and our uncertain tax positions.

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

We have a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses.  These losses generated significant federal and state tax net operating losses, or NOLs.  The Company fully utilized its federal NOL carryforwards in 2009 and will begin to make significantly higher estimated quarterly tax payments in 2010.  However, we have deferred tax assets related to state NOL carryforwards totaling approximately $1.2 million at December 31, 2009.  The recorded amount of the deferred tax assets considered realizable could be reduced in the near term in states where the Company’s future taxable income may not be sufficient to utilize the respective state NOL before it expires.  There is considerable management judgment necessary to determine future taxable income, and accordingly, actual results could vary significantly from such estimates.  For additional discussion of deferred income taxes, see Note 11 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Financial Analysis of Years Ended December 31, 2009, 2008, and 2007

In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

Texas Portal Management Contracts

As further discussed in Note 4 in the Notes to the Consolidated Financial Statements included in this Form 10-K, we acquired the Acquired Texas Contracts during the second quarter of 2009, which contracts expired on December 31, 2009, except certain Master Work Order projects will expire on August 31, 2012 and others will expire on August 31, 2014.

As discussed in Note 3 in the Notes to the Consolidated Financial Statements included in this Form 10-K, during the third quarter of 2009 we entered into the New Texas Contract.  The New Texas Contract commenced on January 1, 2010 and runs through August 31, 2016.  The New Texas Contract has terms substantially different than the Acquired Texas Contracts.

Stock-Based Compensation

The following table presents stock-based compensation expense included in our consolidated statements of income for the three years ended December 31, 2009 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of portal revenues, exclusive of depreciation & amortization	$876	$708	$411
Cost of software & services revenues, exclusive of depreciation and amortization	27	28	18
Selling & administrative	2,086	1,665	1,248
Stock-based compensation expense before income taxes	2,989	2,401	1,677
Income tax benefit	(1,167)	(937)	(655)

Net stock-based compensation expense	$1,822	$1,464	$1,022

As of December 31, 2009, there was not any unrecognized compensation cost, net of estimated forfeitures, remaining related to nonvested stock options.  All options outstanding were exercisable at December 31, 2009 and will expire within one year.  We did not grant any stock options during the three years ended December 31, 2009, and do not currently anticipate granting stock options in the future.  Instead, we currently expect to grant only restricted stock awards.

The fair value of restricted stock vested during the year ended December 31, 2009 was approximately $2.1 million.  As of December 31, 2009, there was approximately $6.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards.  We expect to recognize the cost related to restricted stock awards over the next 2.5 years.

We believe that equity-based compensation, particularly restricted stock awards, will continue to play an important role in supporting employee retention and providing individuals with long-term incentives to meet Company goals.  For additional information regarding equity instruments exchanged for employee services, see Note 12 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Results of Operations

Key Financial Metrics	2009	2008	2007
Revenue growth – outsourced portals	33%	17%	18%
Same state revenue growth – outsourced portals	12%	11%	15%
Recurring portal revenue %	89%	92%	93%
Gross profit % - outsourced portals	41%	45%	47%
Selling & administrative expenses as % of total revenues	19%	22%	25%
Operating income margin % (operating income as a % of total revenues)	17%	19%	20%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

Portal Revenue Analysis	2009	Increase/ (Decrease) from 2008	2008	Increase from 2007	2007
DMV transaction-based	$56,179	21%	$46,342	4%	$44,387
Non-DMV transaction-based	50,092	45%	34,600	24%	27,981
Portal management	7,571	(9%)	8,342	58%	5,289
Portal software development	14,732	96%	7,511	57%	4,795

Total	$128,574	33%	$96,795	17%	$82,452

Portal revenues for 2009 increased 33%, or approximately $31.8 million, over 2008.  Of this increase, 21%, or approximately $20.5 million, was attributable to our newer portals, including the Acquired Texas Contracts ($19.8 million, which includes DMV transaction-based revenues of $9.2 million, non-DMV transaction-based revenues of $6.7 million and portal software development revenues of $3.9 million), which we acquired in May 2009, West Virginia ($0.4 million), which began to generate DMV revenues in February 2008, and New Mexico ($0.3 million), which began to generate DMV revenues in October 2009; 12%, or approximately $11.3 million, was attributable to an increase in same state portal revenues (outsourced portals in operation and generating revenue for two full periods).

Our Indiana and Arizona portal subsidiaries operate under contracts that are based on a funding model that includes recurring fixed monthly fees for baseline services and primarily project-based pricing for variable services, rather than transaction-based revenues for DMV and non-DMV services.  Excluding Indiana and Arizona, same state portal revenues in 2009 increased 13%, or approximately $10.6 million, over 2008, with same state DMV transaction-based revenues remaining flat and same state non-DMV transaction-based revenues increasing 28%, or approximately $8.7 million (primarily due to the addition of several new revenue generating applications in existing portals).  Our same state revenue growth in 2009 was higher than the 12% growth we achieved in 2008 primarily due to increases in same state non-DMV transaction-based revenue growth.  Excluding Indiana and Arizona, same state DMV revenue growth in 2009 was flat compared to 1% growth in 2008.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year, with our historical average closer to 3%.  We believe our DMV revenues in both 2009 and 2008 were negatively affected by the worsening of the broader macroeconomic conditions, which we expect may continue into 2010.  Same state non-DMV transaction based revenue growth was 25% in 2008.

Portal revenues for 2008 increased 17%, or approximately $14.3 million, over 2007.  This increase was attributable to an 11% increase, or approximately $9.1 million, in same state portal revenues and a 6% increase, or approximately $5.2 million, in revenues at our newer portals, including Vermont ($0.3 million), which began to generate DMV revenues in March 2007, Arizona ($3.5 million), which began to generate DMV revenues in October 2007, and West Virginia ($1.4 million), which began to generate DMV revenues in February 2008.

Excluding Indiana, same state portal revenues in 2008 increased 12%, or approximately $8.4 million, over 2007, with same state DMV transaction-based revenues increasing 1%, or approximately $0.4 million, and same state non-DMV transaction-based revenues increasing 25%, or approximately $6.1 million (primarily due to the addition of several new revenue generating applications in existing portals).  Our same state revenue growth in 2008 was lower than the 18% growth we achieved in 2007 primarily due to decreases in same state DMV and non-DMV transaction-based revenue growth.  Excluding Indiana, same state DMV revenue growth in 2008 was 1% compared to 10% in 2007. The higher growth in 2007 was primarily due to the effect of substantial DMV price increases in three of our portal states in late 2006.  There were no substantial DMV price increases effective in 2008.  Same state non-DMV transaction based revenue growth was 31% in 2007.

COST OF PORTAL REVENUES.  In the analysis below, we have categorized our cost of portal revenues between fixed and variable costs (in thousands), with the corresponding percentage increase or decrease from the prior year period.  Fixed costs include such costs as employee compensation, telecommunication and all other costs associated with the provision of dedicated client service such as dedicated facilities.  Variable costs consist of costs that vary with our level of portal revenues and primarily include bank fees required to process credit card and automated clearinghouse transactions and, to a lesser extent, costs associated with revenue share arrangements with our state partners.

Cost of Portal Revenue Analysis	2009	Increase from 2008	2008	Increase from 2007	2007
Fixed costs	$55,364	32%	$41,860	20%	$35,017
Variable costs	20,972	80%	11,632	35%	8,631

Total	$76,336	43%	$53,492	23%	$43,648

Cost of portal revenues in 2009 increased 43%, or approximately $22.8 million, over 2008.  Of this increase, 28%, or approximately $14.8 million, was attributable to the Acquired Texas Contracts ($13.7 million), start-up costs in our New Mexico portal ($0.6 million), West Virginia ($0.2 million) and other portal-related start-up costs ($0.3 million), and 15%, or approximately $8.0 million, was attributable to an increase in same state cost of portal revenues.

The increase in same state cost of portal revenues in 2009 was primarily attributable to additional personnel in several of our portals due to our continued growth and reinvestment in our core business, coupled with increased employee compensation and benefit costs.  Also contributing to this increase was an increase in variable merchant fees to process credit card transactions, particularly from our portals in Alabama and Idaho.  A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Cost of portal revenues in 2008 increased 23%, or approximately $9.8 million, over 2007.  Of this increase, 14%, or approximately $6.0 million, was attributable to an increase in same state cost of portal revenues, and 9%, or approximately $3.8 million, was primarily attributable to our newer state portal businesses in Arizona ($2.8 million), West Virginia ($0.8 million) and Vermont ($0.2 million).

The increase in same state cost of portal revenues in 2008 was primarily attributable to additional personnel in several of our portals due to our continued growth and reinvestment in our core business in addition to higher stock-based compensation of approximately $0.3 million for annual grants of restricted stock to management-level portal employees.  Also contributing to this increase was an increase in variable merchant fees, as described above.

Our portal gross profit percentage was 41% in 2009, down from 45% in 2008 and 47% in 2007.  The decrease in 2009 was due to the increase in cost of portal revenues, as described above.  In addition, the portal gross profit percentage from the Acquired Texas Contracts was lower than our company-wide average.  We also incurred approximately $0.3 million of start-up losses from our New Mexico portal, and other portal-related start-up costs of $0.3 million, as discussed above.  We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).  We currently expect our portal gross profit percentage to be in the mid to upper 30% range in 2010, primarily reflecting lower margins for the New Texas Contract that commenced on January 1, 2010.

SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.
Software & Services Revenue Analysis	2009	Increase/ (Decrease) from 2008	2008	Increase/ (Decrease) from 2007	2007

NIC Technologies	$2,912	11%	$2,616	10%	$2,389
NIC Conquest	815	32%	619	(11%)	694
Other	585	7%	545	148%	220

Total	$4,312	14%	$3,780	14%	$3,303

Software & services revenues for 2009 increased 14%, or approximately $0.5 million, over 2008.  This increase was primarily attributable to a combination of additional projects for the Federal Election Commission and increased revenues associated with completion of the maintenance and operations phase of the California SOS project.  Software & services revenues for 2008 increased 14%, or approximately $0.5 million, over 2007.  This increase was primarily due to a contract renewal with the state of Michigan in our NIC Technologies subsidiary that enhanced the revenues we earn and from a consulting services engagement with a private company.

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues for 2009 increased 25%, or approximately $0.6 million, over 2008.  This increase was primarily attributable to start-up costs related to the new contract with the FMCSA ($0.4 million) and costs associated with the completion of the maintenance and operations phase of the California SOS project ($0.2 million).  Cost of software & services revenues for 2008 increased 23%, or approximately $0.4 million, over 2007.  This increase was primarily attributable to an increase in salary expense and subcontractor consulting costs to support new contract initiatives in our NIC Technologies subsidiary.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in 2009 increased 14%, or approximately $3.1 million, over 2008.  This increase was primarily attributable to acquisition-related costs of approximately $0.8 million related to the Acquired Texas Contracts, higher incentive compensation and benefit expense (including stock-based compensation for annual grants of restricted stock to executives officers, management-level employees and non-employee directors), increased sales and marketing expenses associated with active state portal procurement opportunities, higher personnel costs to support and enhance corporate wide information technology security and portal operations, and higher legal fees related to the ongoing SEC investigation.  As discussed in Item 1A, Item 3 and Note 9 in the Notes to the Consolidated Financial Statements included in this Form 10-K, we have been the subject of a formal SEC investigation of expense reporting by certain officers of our Company and certain potentially related matters.  Selling & administrative expenses for the year ended December 31, 2009, 2008 and 2007 include approximately $1.0 million, $0.5 million and $0.7 million, respectively, of legal fees and other expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review.  We expect to continue to incur significant legal fees and other expenses in connection with the ongoing SEC investigation.

Selling & administrative expenses in 2008 increased 4%, or approximately $0.9 million, over 2007.  This increase was primarily attributable to increased salary expense for additional personnel to support and enhance corporate wide information technology security and portal operations, in addition to sales and marketing growth initiatives and higher stock-based compensation expense.

As a percentage of total revenues, selling & administrative expenses were 19% in 2009, 22% in 2008 and 25% in 2007.  The decrease in selling & administrative expenses as a percentage of total revenues in 2009 was primarily a result of significant incremental revenues from the Acquired Texas Contracts (which totalled $19.8 million since the May 29, 2009 acquisition date).We currently expect selling & administrative costs as a percentage of total revenue to range from 17% to 18% in 2010, which reflects historical levels of modest corporate overhead growth.

NONRECURRING GAIN ON ACQUISITION OF BUSINESS (NET OF TAX).  We recognized a nonrecurring gain of approximately $2.2 million (net of tax of approximately $1.2 million) on the acquisition of the Acquired Texas Contracts, as further discussed in Note 4 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS.   We recognized intangible asset amortization expense of approximately $4.1 million related to the Acquired Texas Contracts in 2009, as further discussed in Note 4 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense in 2009 increased 11%, or approximately $0.4 million, over 2008.  This increase was primarily attributable to capital expenditures in the current and prior periods for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment to support and enhance corporate-wide information technology security and portal operations.  Depreciation & amortization expense in 2008 increased 45%, or approximately $1.1 million, over 2007.  This increase was primarily attributable to capital expenditures for normal fixed asset additions in our outsourced portal business, in addition to capital expenditures for furniture, fixtures and leasehold improvements made in the second half of 2007 for our new corporate headquarters.

As a percentage of total revenues, depreciation & amortization was 3% in 2009, 4% in 2008 and 3% in 2007.  We currently expect depreciation and amortization expense as a percentage of total revenues to be 3% in 2010, as we will continue to make key information technology infrastructure and security investments to support the long-term expansion of our portal business.

INTEREST INCOME. Interest income reflects interest earned on our investable cash and investment portfolio. Interest income in 2009 decreased 93%, or approximately $0.6 million, from 2008 due primarily to the low short-term interest rate environment and its impact on our current investment strategy to invest excess cash in government-backed securities and treasury sweep accounts.  Furthermore, we have increased the balances in several of our non-interest bearing commercial checking accounts in an effort to reduce bank fees, as the earnings credit we receive from holding funds in these accounts is higher than the interest rate we would receive from investing in government-backed securities. Interest income in 2008 decreased 60%, or approximately $1.0 million, from 2007 due primarily to the declining short-term interest rate environment we experienced throughout 2008.

GAIN (LOSS) ON AFFILIATE INVESTMENTS.  Results of operations for the year ended December 31, 2007 include a $0.5 million gain on the sale of our remaining investment in e-Government Solutions Limited, a private joint venture based in London, England, as further discussed in Note 7 in the Notes to Consolidated Financial Statements included in this Form 10-K.

INCOME TAXES.  Our effective tax rate was approximately 37% in 2009, 38% in 2008, and 35% in 2007.  Our effective tax rate for 2009 was lower than the amount customarily expected due primarily to the nonrecurring gain on acquisition of business being presented net of taxes (of approximately $1.2 million) in operating income, as required by authoritative accounting guidance for business acquisitions.  Including the tax impact related to the nonrecurring gain on acquisition of business, our effective tax rate would have been approximately 40% in 2009.  Our effective tax rate for 2008 and 2007 was lower than the amount customarily expected due primarily to the effect of decreases in the liability for uncertain tax positions totaling approximately $0.2 million and $0.4 million in 2008 and 2007, respectively, as further discussed in Note 11 in the Notes to Consolidated Financial Statements included in this Form 10-K. Prospectively, we currently expect our effective tax rate to be between 40% and 41%.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $30.5 million in 2009 compared to $22.7 million in 2008.  The increase in cash flow from operations was primarily the result of a year-over-year increase in operating income, excluding non-cash charges for depreciation & amortization, stock-based compensation and the $2.2 million nonrecurring gain on acquisition of business (net of tax), combined with the timing of payments to certain of our government partners, which affected accounts payable, and increases in accrued expenses.

The increase in accounts payable was primarily attributable to accounts payable related to the Acquired Texas Contracts, offset by accounts payable associated with seasonal applications in Indiana and Idaho. Post-acquisition activity related to the Acquired Texas Contracts increased accounts payable by $4.5 million and accrued expenses by $2.7 million.

The increase in accrued expenses in 2009 was primarily attributable to an increase in accrued compensation and benefit costs of approximately $1.9 million, resulting from an increase in self-funded insurance reserves, management incentive bonus accruals and other benefit-related costs, and accrued expenses from the Acquired Texas Contracts, as noted above.

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

The increase in accrued expenses in 2008 was primarily attributable to an increase in accrued compensation and benefit costs of approximately $1.4 million resulting from an increase in self-funded insurance reserves, and management incentive bonus accruals.

We had a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses.  These losses generated significant federal and state tax net operating losses, or NOLs, as further discussed above.  As a result of our NOL carryforwards, we did not pay federal income taxes in 2009, with the exception of the alternative minimum tax, and are paying income taxes in only certain states.  This has positively impacted our operating cash flow during the NOL carryforward period.  The Company fully utilized its federal NOL carryforwards in 2009 and will begin to make significantly higher estimated quarterly tax payments in 2010. For the years ended December 31, 2009, 2008 and 2007, combined federal and state income tax payments totaled approximately $1.4 million, $1.1 million and $0.8 million, respectively.

Investing Activities

Cash used in investing activities in 2009 primarily reflects $1.5 million in cash paid for the Acquired Texas Contracts and $3.4 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office equipment.  In addition, we capitalized approximately $0.5 million of internal-use software development costs relating to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.

Cash provided by investing activities in 2008 reflects the liquidation of a portion of our student loan auction-rate securities (“SLARS”) to pay the $15.7 million special cash dividend in February 2008 and the repurchase of our remaining SLARS by our broker-dealer at par value in October 2008.  In 2008, we had $3.9 million of capital expenditures, which were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office equipment.  In 2008, we also capitalized approximately $0.7 million of internal use software development costs relating to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.

Cash provided by investing activities in 2007 primarily reflects the liquidation of our investment portfolio to pay the $46.7 million special cash dividend in February 2007, partially offset by the purchase of $18 million in marketable debt securities in an effort to increase investment income from our excess cash and $4.9 million of capital expenditures.  Capital expenditures in 2007 were primarily for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment to support and enhance corporate-wide information technology security and portal operations.  Capital expenditures in 2007 also included approximately $1.0 million for furniture, fixtures and leasehold improvements made during the fourth quarter of the year for the Company’s new corporate headquarters.  Investing activities in 2007 also included $0.5 million in proceeds from the sale of our remaining investment in the e-Government Solutions Limited joint venture, as further discussed in Note 7 in the Notes to Consolidated Financial Statements included in this Form 10-K.  In 2007, we capitalized approximately $0.6 million of internal use software development costs relating to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing Activities

Financing activities in 2009 reflect the payment of a $19.2 million special cash dividend, partially offset by tax deductions of approximately $1.6 million related to stock-based compensation (see Note 12 in the Notes to the Consolidated Financial Statements included in this Form 10-K) and the receipt of $0.2 million in proceeds from the exercise of employee stock options for cash and $0.5 million in proceeds from our employee stock purchase program.  Although we cannot predict the annual amount of proceeds we expect to receive from employee stock options exercised for cash in the future, we expect that our employees will continue to exercise vested stock options that have intrinsic value.  At December 31, 2009, approximately 0.1 million employee stock options were exercisable at a weighted average exercise price of $5.18 per share.  The closing price of our common stock on December 31, 2009 was $9.14 per share.

Financing activities in 2008 reflect the payment of a $15.7 million special cash dividend, partially offset by the receipt of $1.9 million in proceeds from the exercise of employee stock options for cash and $0.3 million in proceeds from our employee stock purchase program.

Financing activities in 2007 reflect the payment of a $46.7 million special cash dividend, partially offset by the receipt of $0.9 million in proceeds from the exercise of employee stock options for cash and $0.2 million in proceeds from our employee stock purchase program.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended December 31, 2009 and 2008 were approximately $453.5 million and $432.8 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for each of the three-month periods ended December 31, 2009 and 2008 was 8 days.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, increased to $55.2 million at December 31, 2009, from $53.5 million at December 31, 2008.  Our current ratio, defined as current assets divided by current liabilities, was 2.0 at December 31, 2009 and December 31, 2008, respectively.  We expect our working capital and current ratio to decrease during the first quarter of 2010 due to the $19.3 million special dividend paid on February 26, 2010, as further discussed below and in Note 14 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

At December 31, 2009, our total cash and cash equivalents balance was $68.6 million compared to $60.4 million at December 31, 2008.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives and special dividend payments for at least the next twelve months without the need of additional capital.  We have a $10 million unsecured revolving credit facility with a bank.  This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes.  We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility.  In total, we had $3.7 million in available capacity to issue additional letters of credit and $8.7 million of unused borrowing capacity at December 31, 2009 under the facility.  In January 2010, we issued a letter of credit for approximately $1.8 million, thereby reducing the available capacity to issue additional letters of credit to $1.9 million and the unused borrowing capacity under our credit facility to $6.9 million.  The credit facility expires in May 2011.  However, letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.  For additional discussion of our credit facility, see Note 8 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

On February 1, 2010, our Board of Directors declared a special cash dividend of $0.30 per share, payable to stockholders of record as of February 16, 2010.  On February 26, 2010, we paid the special cash dividend totalling approximately $19.3 million out of available cash.  We do not believe that this dividend will have a significant effect on our future liquidity. Our future liquidity may be adversely affected to the extent we incur significant legal fees and other expenses or fines or other penalties in connection with the ongoing SEC investigation, as further discussed above and in Item 1A, Item 3 and Note 9 in the Notes to the Consolidated Financial Statements included in this Form 10-K. We may need to raise additional capital within the next twelve months to further:

•	fund operations if unforeseen costs arise;

•	support our expansion into other states and government agencies beyond what is contemplated if unforeseen opportunities arise;

•	expand our product and service offerings beyond what is contemplated if unforeseen opportunities arise;

•	respond to unforeseen competitive pressures; and

•	acquire technologies beyond what is contemplated.

Any projections of future earnings and cash flows are subject to substantial uncertainty. If our cash, cash generated from operations and the unused portion of our line of credit are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or issue debt securities.  The sale of additional equity securities could result in dilution to the Company's stockholders.  Recently, credit and capital markets have experienced unusual volatility and disruption, and equity and debt financing have become more expensive and difficult to obtain. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year.  We had unused outstanding letters of credit totaling approximately $1.3 million at December 31, 2009.  We are not currently required to cash collateralize these letters of credit.  However, even though we currently expect to be profitable in fiscal 2010 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at December 31, 2009 for the face value of all performance bonds (which are partially supported by letters of credit) and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $5.5 million and would have been classified as restricted cash.

           At December 31, 2009, we were bound by performance bond commitments totaling approximately $4.5 million on certain government portal outsourcing contracts.  These performance bonds are collateralized by a $1.0 million letter of credit.  We have never had any defaults resulting in draws on performance bonds or letters of credit.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements.  The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2009 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$6,619	$2,245	$2,820	$1,098	$456
Income tax uncertainties	499	-	499	-	-
Long-term debt obligations	-	-	-	-	-
Capital lease obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-

Total contractual cash obligations	$7,118	$2,245	$3,319	$1,098	$456

While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.  During the first quarter of 2010, we entered into a new operating lease for office space in Texas.  The lease runs from April 2010 through December 2018 with varying annual rent payments ranging from approximately $430,000 to $510,000.  In the event that our contract with the state of Texas is not renewed, we may terminate the lease by providing thirty days prior written notice.  In such event, we would be responsible to pay a termination fee, as defined in the lease agreement.

        We have income tax uncertainties of approximately $0.5 million at December 31, 2009.  These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year.  We estimate that these matters could be resolved in one to three years as reflected in the table above.  However, the ultimate timing of resolution is uncertain.   See Notes 2 and 11 in the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion on income taxes.

Recent Accounting Pronouncements

Refer to Note 2 in the Notes to the Consolidated Financial Statements included in this Form 10-K for a description of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.  Our cash and cash equivalents are subject to market risk due to changes in interest rates.  Cash held in sweep accounts is invested primarily in U.S. government money market accounts that purchase U.S. agency instruments, direct obligations of the U.S. Treasury or repurchase agreements secured by U.S. agency instruments.  Interest rates related to these floating rate securities may produce less income than expected if interest rates fall.  Current yields associated with these securities have decreased significantly due to the increased demand for more conservative investments in light of the current credit crisis.  Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates, but is not expected to materially impact results of operations.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NIC Inc.:

In our opinion, the accompanying consolidated balance sheets and the related statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of NIC Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, in 2008, the Company changed the manner in which it measures fair value and in 2007, the Company changed the manner in which it accounts for uncertain tax positions.

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

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
March 16, 2010

NIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$60,371,935	$68,631,883
Trade accounts receivable	37,496,614	38,963,791
Deferred income taxes, net	4,293,653	834,439
Prepaid expenses & other current assets	2,631,864	3,231,438
Total current assets	104,794,066	111,661,551
Property and equipment, net	6,640,869	6,427,499
Intangible assets, net (Note 5)	1,104,445	1,991,615
Deferred income taxes, net	6,726,811	3,284,551
Other assets	145,316	242,293
Total assets	$119,411,507	$123,607,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,791,344	$42,872,201
Accrued expenses	8,407,082	12,792,795
Other current liabilities	1,100,064	777,032
Total current liabilities	51,298,490	56,442,028

Other long-term liabilities	893,444	606,737
Total liabilities	52,191,934	57,048,765

Commitments and contingencies (Notes 2, 3, 8, 9 and 11)	-	-

Stockholders' equity (Note 10):
Common stock, $0.0001 par, 200,000,000 shares authorized,
62,778,564 and 63,239,473 shares issued and outstanding	6,278	6,324
Additional paid-in capital	154,193,907	139,587,039
Accumulated deficit	(86,980,612)	(73,034,619)
Total stockholders' equity	67,219,573	66,558,744
Total liabilities and stockholders' equity	$119,411,507	$123,607,509

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2008	2009
Revenues:
Portal revenues	$82,451,763	$96,795,170	$128,573,539
Software & services revenues	3,303,171	3,780,333	4,312,190
Total revenues	85,754,934	100,575,503	132,885,729
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	43,648,482	53,492,292	76,336,220
Cost of software & services revenues, exclusive of depreciation & amortization	1,883,478	2,323,158	2,896,456
Selling & administrative	21,594,393	22,517,638	25,650,798
Nonrecurring gain on acquisition of business, net of tax (Note 4)	-	-	(2,184,255)
Amortization of acquisition-related intangible assets (Notes 4 and 5)	-	-	4,130,256
Depreciation & amortization	2,501,615	3,633,201	4,035,410
Total operating expenses	69,627,968	81,966,289	110,864,885
Operating income	16,126,966	18,609,214	22,020,844
Other income (expense):
Interest income	1,741,107	695,367	48,833
Gain on affiliate investments	508,209	-	-
Other income (expense), net	(16,010)	(49,155)	2,872
Total other income	2,233,306	646,212	51,705
Income before income taxes	18,360,272	19,255,426	22,072,549
Income tax provision	6,405,052	7,334,349	8,126,556
Net income	$11,955,220	$11,921,077	$13,945,993

Basic net income per share	$0.19	$0.19	$0.22
Diluted net income per share	$0.19	$0.19	$0.22

Weighted average shares outstanding (Note 2):
Basic	61,836,530	62,530,672	63,002,361
Diluted	62,200,092	62,709,629	63,080,165

The accompanying notes are an integral part of these consolidated financial statements.

		NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2007, as originally reported	61,573,900	$-	$210,210,393	$(110,788,533)	$(167,675)	$99,254,185
Change in par value of common stock (Note 10)	-	6,157	(6,157)	-	-	-
Balance, January 1, 2007, as adjusted	61,573,900	6,157	210,204,236	(110,788,533)	(167,675)	99,254,185
Cumulative effect of authoritative accounting
guidance for uncertain tax positions (Note 2)	-	-	-	(68,376)	-	(68,376)
Net income	-	-	-	11,955,220	-	11,955,220
Cash dividends on common stock (Note 10)	-	-	(46,729,871)	-	-	(46,729,871)
Shares surrendered to pay exercise price of
stock options	(33,446)	(3)	(246,995)	-	-	(246,998)
Shares surrendered upon exercise of
stock options and vesting of restricted
stock to satisfy tax withholdings	(50,204)	(5)	(343,180)	-	-	(343,185)
Stock option exercises and restricted stock
vestings	488,440	49	1,127,292	-	-	1,127,341
Stock-based compensation	-	-	1,676,890	-	-	1,676,890
Issuance of common stock under
employee stock purchase plan	52,622	5	239,741	-	-	239,746
Balance, December 31, 2007	62,031,312	6,203	165,928,113	(98,901,689)	(167,675)	66,864,952
Net income	-	-	-	11,921,077	-	11,921,077
Retirement of treasury stock (Note 10)	-	-	(167,675)	-	167,675	-
Cash dividends on common stock (Note 10)	-	-	(15,709,073)	-	-	(15,709,073)
Shares surrendered upon exercise of
stock options and vesting of restricted
stock to satisfy tax withholdings	(64,137)	(6)	(469,372)	-	-	(469,378)
Stock option exercises and restricted stock
vestings	749,706	75	1,861,254	-	-	1,861,329
Stock-based compensation	-	-	2,470,687	-	-	2,470,687
Issuance of common stock under
employee stock purchase plan	61,683	6	279,973	-	-	279,979
Balance, December 31, 2008	62,778,564	6,278	154,193,907	(86,980,612)	-	67,219,573
Net income	-	-	-	13,945,993	-	13,945,993
Cash dividends on common stock (Note 10)	-	-	(19,149,970)	-	-	(19,149,970)
Shares surrendered upon exercise of
stock options and vesting of restricted
stock to satisfy tax withholdings	(100,280)	(10)	(701,198)	-	-	(701,208)
Stock option exercises and restricted stock
vestings	455,966	46	206,177	-	-	206,223
Stock-based compensation	-	-	3,008,567	-	-	3,008,567
Tax deductions relating to stock-based
compensation	-	-	1,564,480	-	-	1,564,480
Issuance of common stock under
employee stock purchase plan	105,223	10	465,076	-	-	465,086
Balance, December 31, 2009	63,239,473	$6,324	$139,587,039	$(73,034,619)	$-	$66,558,744

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2008	2009
Cash flows from operating activities:
Net income	$11,955,220	$11,921,077	$13,945,993
Adjustments to reconcile net income to net cash provided by operating activities, excluding the effects of acquisition:
Amortization of acquisition-related intangible assets (Notes 4 and 5)	-	-	4,130,256
Depreciation & amortization	2,501,615	3,633,201	4,035,410
Stock-based compensation expense	1,676,890	2,470,687	3,008,567
Deferred income taxes	6,220,176	6,534,832	5,727,658
Nonrecurring gain on acquisition of business, net of tax (Note 4)	-	-	(2,184,255)
Gain on affiliate investments	(508,209)	-	-
Impairment loss on property and equipment	164,075	-	-
(Gain) loss on disposal of property and equipment	16,258	49,155	(2,872)
Changes in operating assets and liabilities, net of acquisitions
(Increase) decrease in trade accounts receivable	579,340	(9,346,916)	(1,467,177)
(Increase) decrease in prepaid expenses & other current assets	(149,048)	230,940	(488,127)
(Increase) in other assets	(10,089)	(12,173)	(96,977)
Increase in accounts payable	2,295,985	5,293,422	1,080,857
Increase in accrued expenses	593,141	1,090,181	3,565,705
Increase (decrease) in other current liabilities	(315,355)	647,810	(447,608)
Increase (decrease) in other long-term liabilities	(405,608)	179,948	(286,707)
Net cash provided by operating activities	24,614,391	22,692,164	30,520,723
Cash flows from investing activities:
Purchases of property and equipment	(4,876,242)	(3,942,205)	(3,355,011)
Proceeds from sale of property and equipment	13,672	32,234	18,403
Capitalized internal use software development costs	(567,946)	(678,098)	(509,986)
Purchases of marketable securities	(18,000,000)	(1,000,000)	-
Sales and maturities of marketable securities	45,408,431	18,600,000	-
Acquisition of business	-	-	(1,500,000)
Proceeds from sale of affiliate	508,209	-	-
Net cash provided by (used in) investing activities	22,486,124	13,011,931	(5,346,594)
Cash flows from financing activities:
Cash dividends on common stock	(46,729,871)	(15,709,073)	(19,149,970)
Proceeds from employee common stock purchases	239,746	279,979	465,086
Proceeds from exercise of employee stock options	880,343	1,861,329	206,223
Tax deductions related to stock-based compensation	-	-	1,564,480
Net cash used in financing activities	(45,609,782)	(13,567,765)	(16,914,181)
Net increase in cash and cash equivalents	1,490,733	22,136,330	8,259,948
Cash and cash equivalents, beginning of year	36,744,872	38,235,605	60,371,935
Cash and cash equivalents, end of year	$38,235,605	$60,371,935	$68,631,883

Other cash flow information:
Income taxes paid	$776,717	$1,083,198	$1,359,193

The accompanying notes are an integral part of these consolidated financial statements

NIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

NIC Inc. (the "Company" or "NIC") is a provider of eGovernment services that helps governments use the Internet to increase internal efficiencies and provide a higher level of service to businesses and citizens.  The Company accomplishes this currently through two channels: its primary portal outsourcing businesses and its software & services businesses.

In its primary portal outsourcing business, the Company designs, builds and operates Internet-based, enterprise-wide portals on behalf of state and local governments desiring to provide access to government information and to complete government-based transactions online.  These portals consist of Web sites and applications the Company has built that allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver’s license records or filing a government-mandated form or report.  Operating under multiple-year contracts (see Note 3), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy.  NIC’s self-funding business model allows the Company to generate revenues by sharing in the fees the Company collects from eGovernment transactions.  The Company’s government partners benefit through reducing their financial and technology risks, increasing their operational efficiencies and gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient and more cost-effective means to interact with governments.  The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals.

The Company’s software & services businesses primarily include its subsidiaries that provide software development and services other than portal outsourcing services to state and local governments, and include NIC Technologies and NIC Conquest.  NIC Technologies primarily designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies. Currently, NIC Technologies is primarily engaged in servicing its contracts with the Federal Election Commission and the state of Michigan.  During the third quarter of 2009, NIC Technologies entered into a new contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage a National Motor Carrier Pre-Employment Screening Program.  The contract has an initial one-year term, with four single-year renewals at the option of the FMCSA.  NIC Conquest is primarily a provider of software applications and services for electronic filings and document management solutions for the California Secretary of State (“California SOS”).  NIC Conquest completed the maintenance and operations phase of its contract with the California SOS effective December 31, 2009, and delivered a final release of its application to the California SOS for acceptance testing.  Once the California SOS completes its acceptance testing and moves the final release into production, NIC Conquest will have no future obligations under this contract and will no longer operate in this line of business.  NIC offers UCC applications through several of its state portals, typically through the Secretary of State’s office; however, transactional revenues associated with these applications are not associated with NIC Conquest and are included in portal revenues.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services.  The portal category includes revenues from the Company’s subsidiaries operating government portals under long-term contracts on an outsourced basis.  The software & services category includes revenues primarily from the Company’s software & services businesses.  The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, amortization of acquisition-related intangible assets and depreciation & amortization.  Cost of portal revenues consist of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), telecommunications, merchant fees required to process credit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities.  Cost of software & services revenues consist of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses.  Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent.  Selling & administrative costs also consist of stock-based compensation and corporate-level expenses for market development and public relations.  In 2009, selling & administrative costs also include acquisition-related costs for the portal management contracts in the state of Texas.  See Note 4 for additional information regarding this acquisition.

      Capitalized internal use software development costs are included in intangible assets in the Company’s consolidated balance sheets at December 31, 2008 and 2009.  Certain other amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

Basis of consolidation

The accompanying consolidated financial statements consolidate the Company together with all of its direct and indirect wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Cash and cash equivalents

Cash and cash equivalents primarily include cash on hand in the form of bank deposits and money market funds.  Cash held in sweep accounts is invested primarily in U.S. government money market accounts that purchase U.S. agency instruments, direct obligations of the U.S. Treasury or repurchase agreements secured by U.S. agency instruments.  For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all non-restricted highly liquid instruments purchased with an original maturity of one month or less to be cash equivalents.

Investments

The Company accounts for investments in debt securities in accordance with authoritative accounting guidance for investments in debt and equity securities.  Investments are reported at fair value with any unrealized holding gains or losses included in accumulated other comprehensive income or loss, a component of stockholders’ equity, net of tax, until realized. The fair values of the Company's investments are based on market prices or broker quotes at the reporting date.  Realized gains or losses on the sale of investments are determined using the specific-identification method and have not historically been material.  The Company assesses other-than-temporary impairment of investments in accordance with applicable authoritative accounting guidance.  The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  The Company records an impairment charge to the extent that the carrying value of available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.  For each of the years ended December 31, 2007 and 2008, the Company did not recognize any impairment charge on its investment portfolio.  The Company had no investments during 2009.

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

The Company periodically evaluates the carrying value of property and equipment to be held and used when events and circumstances warrant such a review. The carrying value of property and equipment is considered impaired when the anticipated undiscounted cash flows from the asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.  In 2007, the Company recognized an impairment loss of $164,075 related primarily to furniture, fixtures and leasehold improvements at its former corporate headquarters.  The Company did not record any impairment losses on property and equipment during 2008 or 2009.

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

The Company accounts for the costs of developing internal use computer software in accordance with authoritative accounting guidance for internal use computer software.  At December 31, 2008 and 2009, such costs are included in intangible assets in the consolidated balance sheets.  At December 31, 2009, intangible assets also include the rights to the Texas Master Work Order (see Notes 4 and 5).

The Company carries intangible assets at cost less accumulated amortization.  Intangible assets are generally amortized on a straight-line basis over estimated economic lives of the respective assets.  For internal use computer software, the estimated economic life is typically 36 months from the date the software is placed in production.  At each balance sheet date, or whenever events or changes in circumstances warrant, the Company assesses the carrying value of intangible assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis. If the sum of the expected future cash flows on an undiscounted basis were to be less than the carrying amount of the intangible asset, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset exceeds its estimated fair value.  There is considerable management judgment necessary to determine future cash flows, and accordingly, actual results could vary significantly from such estimates.  The Company has not recorded any impairment losses on intangible assets during the periods presented.

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

       Amounts received prior to providing services are recorded as unearned revenue.  At each balance sheet date, the Company makes a determination as to the portion of unearned revenue that will be earned within one year and records that amount in other current liabilities in the consolidated balance sheets. The remainder, if any, is recorded in other long-term liabilities.  Unearned revenues at December 31, 2008 and 2009 were approximately $1.1 million and $0.9 million, respectively.

Software & services revenues

The Company’s software & services revenues primarily include revenues from subsidiaries that provide software development and services other than portal outsourcing services to federal agencies and state and local governments, and include NIC Technologies and NIC Conquest.  NIC Technologies derives the majority of its revenues from time and materials applications development and maintenance outsourcing contracts and recognizes revenues from professional services as the services are provided.  This business has entered into contracts with the state of Michigan and the Federal Election Commission that contain general fiscal funding clauses.  The Company recognizes revenue under these contracts if the probability of cancellation is determined to be a remote contingency.

NIC Conquest derives the majority of its revenues from fixed-fee, long-term application development contracts and recognizes revenue on the percentage of completion method, utilizing costs incurred to date as compared to the estimated total costs for each contract.  The Company primarily includes internal labor and subcontractor labor costs in actual and estimated total costs for purposes of determining the percentage of completion for each contract.  The Company also includes costs for hardware and software provided directly to the customer as part of the system and other direct project costs such as travel in actual and estimated total costs, but does not include such costs for determining the percentage of completion for each contract.  The Company recognizes revenue and expenses for such costs with no associated profit margin.  Contract revenues and estimated costs to complete are adjusted to reflect change orders when approved by the customer and the Company regarding both scope and price.  Revenues and profits from these contracts are based on the Company’s estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made.  Any anticipated contract losses are charged to operations as soon as determinable.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with authoritative accounting guidance for share-based payments.  Accordingly, the Company measures stock-based compensation cost at the grant date, based on the calculated fair value of the award, and recognizes an expense over the employee’s requisite service period (generally the vesting period of the grant).  The Company estimates compensation cost related to awards not expected to vest.  See Note 12 for additional information.

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

The Company accounts for uncertain tax positions in accordance with authoritative accounting guidance for uncertain tax positions.  Accordingly, the Company does not recognize a tax benefit for uncertain tax positions unless management’s assessment concludes that it is “more likely than not” that the position is sustainable, based on its technical merits.  If the recognition threshold is met, the Company recognizes a tax benefit based upon the largest amount of the tax benefit that is greater than 50 percent likely to be realized.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of income.  The Company adopted authoritative accounting guidance regarding uncertain tax positions on January 1, 2007, with the cumulative effect recorded as an adjustment to the opening balance of accumulated deficit. See Note 11 for additional information regarding the Company’s adoption of authoritative accounting guidance regarding uncertain tax positions.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This authoritative guidance does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  In February 2008, the FASB issued authoritative guidance which allowed for the delay of the effective date of the authoritative guidance for fair value measurements for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of the guidance for financial assets and liabilities effective January 1, 2008, and for nonfinancial assets and liabilities effective January 1, 2009.  The adoption of these provisions did not have an impact on the consolidated financial statements of the Company.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company’s assets or liabilities required to be measured at fair value on a recurring basis within the valuation hierarchy of authoritative accounting guidance for fair value measurements consisted entirely of its student loan auction-rate securities (“SLARS”) during 2008.  Such securities were classified within Level 3 of the fair value hierarchy because there was limited, or no, trading activity due to continued failed auctions and little, or no, price transparency until the Company’s broker-dealer repurchased its SLARS at par value in October 2008.  At December 31, 2008 and 2009, the Company did not hold any investment securities, other than cash equivalents, which primarily included bank deposits and U.S. government money market accounts that purchase U.S. agency instruments, direct obligations of the U.S. Treasury or repurchase agreements secured by U.S. agency instruments.

The following table presents a reconciliation of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Year ended
December 31, 2008
Balance, December 31, 2007	$-
Impact of adoption of authoritative accounting guidance for fair value measurements	-
Beginning Balance	$-
Total gains/(losses) (realized/unrealized):
Included in earnings	-
Included in accumulated other comprehensive loss	-
Purchases, issuances and settlements	-
Sales and maturities	(6,950,000)
Transfers in and/or out of Level 3	6,950,000
Balance, December 31, 2008	$-

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

Earnings per share

In June 2008, the FASB issued authoritative accounting guidance to determine whether instruments granted in share-based payment transactions are participating securities.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented.  The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders.  The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities.  The Company adopted this standard effective January 1, 2009.  Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented.  Unvested service-based restricted shares totaled approximately 0.5 million, 0.9 million and 1.1 million at December 31, 2007, 2008 and 2009, respectively.  Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities.  Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period.  The dilutive effect of stock options and shares related to the employee stock purchase plan is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.

The following table sets forth the changes to the computation of basic and diluted earnings per share:

	Year ended December 31,
	2007			2008			2009
	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
Numerator:
Net income	$11,955,220	$-	$11,955,220	$11,921,076	$-	$11,921,076	$13,945,993
Less: Income allocated to participating securities	-	(440,352)	(440,352)	-	(199,518)	(199,518)	(290,480)
Net income available to common stockholders	$11,955,220	$(440,352)	$11,514,868	$11,921,076	$(199,518)	$11,721,558	$13,655,513
Denominator:
Weighted average shares – basic	61,836,530	-	61,836,530	62,530,672	-	62,530,672	63,002,361
Stock options and restricted stock awards	688,719	(325,157)	363,562	311,018	(132,061)	178,957	77,804
Weighted average shares – diluted	62, 525,249	(325,157)	62,200,092	62,841,690	(132,061)	62,709,629	63,080,165
Basic net income per share:
Net income	$0.19	$0.00	$0.19	$0.19	$0.00	$0.19	$0.22

Diluted net income per share:
Net income	$0.19	$0.00	$0.19	$0.19	$0.00	$0.19	$0.22

Outstanding stock options totaling 0.2 million and 0.1 million common shares during the years ended December 31, 2007 and 2008, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the periods.  There were no outstanding stock options excluded from the computation of diluted weighted average shares outstanding during 2009.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions.  During November 2008, the Federal Deposit Insurance Corporation (“FDIC”) adopted the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen investor confidence and encourage liquidity in the banking system by providing full coverage on non-interest bearing deposit transaction accounts, regardless of dollar amount, for participating banks through December 31, 2009.  During August 2009, the FDIC extended the Transaction Account Guarantee (“TAG”) portion of the TLGP to allow participating banks to continue in the program through June 30, 2010.  At December 31, 2009, the amount of cash held in domestic non-interest bearing checking accounts was approximately $67.0 million (of which approximately $11.5 million is held at banks electing to continue participation in the TAG), while the amount of cash held in interest-bearing sweep accounts was approximately $1.6 million.  The Company limits its exposure to credit loss by investing the cash held in its sweep accounts primarily in U.S. government money market accounts that purchase U.S. agency instruments, direct obligations of the U.S. Treasury or repurchase agreements secured by U.S. agency instruments.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Segment reporting

The Company reports segment information in accordance with authoritative accounting guidance for segment disclosures based upon the "management" approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. Authoritative guidance for segment disclosures also requires disclosures about products and services and major customers.  See Note 13.

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

Recent Accounting Pronouncements

In December 2007, the FASB revised the authoritative accounting guidance for business combinations, and established new principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information should be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance changes the accounting treatment for certain specific acquisition-related items including: expensing acquisition-related costs as incurred, valuing non-controlling interests at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business.  The guidance was effective for the Company as of January 1, 2009 and will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009.  See Note 4.

In May 2009, the FASB issued authoritative accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The guidance was adopted by the Company during the interim period ended June 30, 2009.

In October 2009, the FASB issued new guidance related to the accounting for multiple-deliverable revenue arrangements.  These new rules amend the existing guidance for separating consideration into multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable.  The new guidance regarding multiple-deliverable revenue arrangements is effective for fiscal years beginning on or after June 15, 2010; however, early adoption is permitted.  The guidance may be applied retrospectively or prospectively for new or materially modified arrangements.  The Company is currently evaluating the requirements of this new guidance and has not yet determined the impact on its consolidated financial statements.

In October 2009, the FASB issued new guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements.  Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance.  The new guidance regarding software revenue arrangements is effective for fiscal years beginning on or after June 15, 2010; however, early adoption is permitted.  The guidance may be applied retrospectively or prospectively for new or materially modified arrangements.  The Company is currently evaluating the requirements of this new guidance and has not yet determined the impact on its consolidated financial statements.

3. OUTSOURCED GOVERNMENT PORTAL CONTRACTS

The Company's outsourced government portal contracts generally have an initial term of three to five years with provisions for renewals for various periods at the option of the government.  The Company's primary business obligation under these contracts is to design, build and operate Internet-based portals on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees.  The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements.

The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals, and generally owns all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only. However, certain customer management, billing and payment processing software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to an increasing number of government partners on a software-as-a-service basis, and thus would not be included in any royalty-free license.  If the Company's contract were not to be renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except for services provided by the Company on a software-as-a-service basis, which would be available to the government agency on a fee-for-service basis.

At December 31, 2009, the Company was bound by performance bond commitments totaling approximately $4.5 million on certain portal outsourcing contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

The following is a summary of the Company’s twenty-three outsourced state government portal contracts at December 31, 2009:
NIC Subsidiary	Portal Web Site (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2010 (6/1/2013)
Texas NICUSA, LLC	www.TexasOnline.com (Texas)	2009	8/31/2016
West Virginia Interactive	www.WV.gov (West Virginia)	2007	6/30/2010
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2010 (6/26/2013)
Vermont Information Consortium	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	8/19/2012 (8/19/2015)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	2/28/2011 (2/28/2012)
Rhode Island Interactive	www.RI.gov (Rhode Island)	2001	8/7/2010 (8/7/2012)
Oklahoma Interactive	www.OK.gov (Oklahoma)	2001	12/31/2010 (12/31/2014)
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA, TN Division	www.Tennessee.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	6/30/2011 (6/30/2015)
Utah Interactive	www.Utah.gov (Utah)	1999	6/5/2013 (6/5/2019)
Maine Information Network	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2010
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2010 (6/30/2014)
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2014 (1/31/2016)
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

During the first quarter of 2009, the Company received a one-year contract extension from the state of Nebraska.

During the second quarter of 2009, the Company acquired the then-current portal management contracts for the state of Texas, which expired on December 31, 2009, except certain Master Work Order projects will expire on August 31, 2012 and others will expire on August 31, 2014.  See Note 4 for additional information regarding this acquisition.  In addition, during the second quarter of 2009, the Company entered into a one-year contract with the New Mexico Motor Vehicle Division to manage the state’s driver history database.  The contract includes three one-year renewal options under which the government can extend the contract for  up to three additional one-year periods.  The Company also entered into a new four-year contract with the state of Utah, which includes an option for the government to extend the contract for six additional one-year renewal terms, and a new five-year contract with the state of South Carolina.  In addition, the Company received a one-year contract extension from the state of West Virginia.

During the third quarter of 2009, the Company entered into a new seven-year contract with the state of Texas to manage the state’s official government portal.  The new contract commences on January 1, 2010 and runs through August 31, 2016.  This seven-year contract has terms substantially different than the Texas portal management contract acquired in the second quarter of 2009.  The Company also received a new three-year contract from the state of Kentucky, which includes options for the government to extend the contract for three additional one-year renewal terms.

During the fourth quarter of 2009, the Company entered into a new one-year contract with the state of Oklahoma, which includes an option for the government to extend the contract for four additional one-year renewal terms.

During the first quarter of 2010, the Company entered into a new four-year contract with the state of Nebraska, which includes an option for the government to extend the contract for an additional two-year renewal term.  The Company also received a one-year contract extension from the state of Alabama.

During 2009, the Company was also awarded a new portal contract in New Jersey, which has not yet fully deployed.

4. ACQUISITION OF BUSINESS

On May 29, 2009, the Company, through its indirect wholly-owned subsidiary Texas NICUSA, LLC (“TXNICUSA”), completed the acquisition of certain assets from BearingPoint, Inc. (“BearingPoint”), including the then-current portal management contract for TexasOnline, the official Web site of the state of Texas, through December 31, 2009.  The acquired assets were part of BearingPoint’s North American Public Services Unit which BearingPoint previously agreed to sell to Deloitte LLP (“Deloitte”) pursuant to an Asset Purchase Agreement dated March 23, 2009 (“Asset Purchase Agreement”).  BearingPoint had previously filed for relief under Chapter 11 of the U.S. Bankruptcy Code in February 2009.  Pursuant to the terms of the Asset Purchase Agreement, Deloitte designated the Company as the acquirer of certain designated contracts and assets, and the Company acquired the rights to the designated contracts and the assets directly from BearingPoint.

The assets acquired by the Company included all of BearingPoint’s right, title and interest in and to the following:

(1)
the Texas Electronic Framework Agreement dated May 5, 2000, as amended and renewed, between the Department of Information Resources, an agency of the state of Texas (“DIR”), and the predecessor to BearingPoint (“Framework Agreement”), and related service level agreements with various governmental agencies and entities in the State of Texas (“Service Level Agreements”) (all of which expired on December 31, 2009);

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

The Company paid Deloitte $1.5 million in cash in exchange for the designation of the Company as the acquirer of the designated contracts and assets from BearingPoint.  The Company funded the purchase price from its existing cash resources.  In addition, the Company designated Deloitte as the subcontractor on certain of the Master Work Order Projects under the Master Work Order.

The acquisition was accounted for under the purchase method of accounting.  Accordingly, net assets were recorded at their estimated fair values.  The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration paid, resulting in a bargain purchase.  Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures appropriately reflected all available information as of the acquisition date.  As a result, the Company recognized a nonrecurring gain of approximately $2.2 million (net of tax) in the second quarter of 2009, which is included in nonrecurring gain on acquisition of business (net of tax) in the consolidated statements of income for the year ended December 31, 2009.  The acquisition resulted in a gain in part because of Deloitte’s desire to designate a buyer for certain assets to be acquired from BearingPoint prior to the closing of all of the transactions contemplated under the Asset Purchase Agreement with BearingPoint and because NIC was one of the few companies in the eGovernment portal management industry with the requisite experience to be considered as a potential buyer.

         The following table summarizes the purchase price allocation of net tangible and intangible assets acquired:

May 29, 2009

Intangible assets subject to amortization:
Rights to the Framework Agreement	$3,940,000
Rights to the Master Work Order	1,050,000
Total intangible assets	4,990,000
Prepaid expenses & other current assets	111,447
Accrued expenses	(118,800)
Other current liabilities	(124,576)
Deferred tax liability on nonrecurring gain on acquisition of business	(1,173,816)
Net assets acquired	3,684,255
Purchase price	1,500,000
Nonrecurring gain on acquisition of business (net of tax)	$2,184,255

Upon acquisition, the Company recorded a deferred tax liability of approximately $1.2 million related to the nonrecurring gain, which is netted against nonrecurring gain on acquisition of business in the consolidated statements of income, as required by authoritative accounting guidance for business acquisitions.   At December 31, 2009, the balance of this deferred tax liability was approximately $1.2 million and is included in deferred income taxes, net, as a noncurrent asset in the consolidated balance sheets.  The Company also recorded a deferred tax liability associated with the excess of the book value of net assets acquired over the tax basis.  At December 31, 2009, the balance of this deferred tax liability was approximately $0.2 million and is included in deferred income taxes, net, as a noncurrent asset in the consolidated balance sheets.

Results of operations of the acquired business included in the Company’s consolidated statements of income for the year ended December 31, 2009 were as follows:

Year ended December 31, 2009
Portal revenues	$19,756,049
Operating expenses:
Cost of portal revenues	13,693,056
Nonrecurring gain on acquisition of business (net of tax)	(2,184,256)
Amortization of acquisition-related intangible assets	4,130,256
Depreciation and amortization	24,281
Total operating expenses	15,663,337
Operating income/income before income taxes	4,092,712
Income tax expense	(721,778)
Net income	$3,370,934

The Company recognized approximately $0.8 million of acquisition-related costs, including legal, accounting, and valuation services, in 2009.  These costs are included in selling & administrative expenses in the consolidated statements of income for the year ended December 31, 2009.  The Company’s rights under the Framework Agreement and Service Level Agreements were amortized over the seven–month period ended December 31, 2009, and the Company’s rights under the Master Work Order will be amortized over 39 months from the date of acquisition, reflecting the remaining contract terms for the agreements.  For additional information on the Company’s intangible assets, see Note 5.

        The following unaudited pro forma information presents consolidated financial results as if the acquisition was completed as of January 1, 2008 and 2009, respectively.  This supplemental pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the acquisition been completed on January 1, 2008 or January 1, 2009, nor does it purport to be indicative of any future results.

	Year ended December 31,
	2008	2009
Revenues	$133,512,735	$147,262,679
Net income	15,429,650	15,719,226
Net income per common share:
Basic	$0.25	$0.25
Diluted	$0.25	$0.25

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect the $2.2 million nonrecurring gain on acquisition of business (net of tax) and additional amortization expense that would have been incurred assuming the fair value adjustments to the net assets acquired had been applied from January 1, 2008 or 2009, as applicable, together with the consequential tax effects.

5. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at December 31:

	December 31, 2008			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Rights to the Framework Agreement (Texas)	$-	$-	$-	$3,940,000	$(3,940,000)	$-
Rights to the Master Work Order (Texas)	-	-	-	1,050,000	(190,256)	859,744
Capitalized software	1,554,530	(450,084)	1,104,445	2,064,515	(932,644)	1,131,871
	$1,554,530	$(450,084)	$1,104,445	$7,054,515	$(5,062,900)	$1,991,615

Amortization expense totaling approximately $4.1 million for the year ended December 31, 2009 is included in amortization of acquisition-related intangible assets in the consolidated statements of income.  Amortization expense totaling approximately $0.3 million and $0.5 million for the years ended December 31, 2008 and 2009, respectively, is included in depreciation and amortization in the consolidated statements of income.  The estimated amortization expense related to intangible assets in future years is as follows:

Fiscal Year
2010	$730,274
2011	565,945
2012	269,249
$1,565,468

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31:

	2008	2009
Furniture and fixtures	$2,480,647	$2,632,822
Equipment	10,245,036	11,911,294
Purchased software	3,937,780	4,897,432
Leasehold improvements	799,707	809,127
	17,463,170	20,250,675
Less accumulated depreciation	(10,822,301)	(13,823,176)
	$6,640,869	$6,427,499

Depreciation expense for the years ended December 31, 2007, 2008 and 2009, was $2,362,652, $3,330,022 and $3,552,850, respectively.

7. INVESTMENTS IN AFFILIATES AND JOINT VENTURES

In 2000, NIC made an initial $0.5 million cash investment in e-Government Solutions Limited (“eGS”), a private joint venture based in London, England.  The investment had been accounted for under the equity method.  As a result of a modification to the joint venture agreement in 2002, the Company began to account for its investment in eGS under the cost method and had no investment balance remaining in eGS after the modification.  NIC’s cash contributions since the inception of the joint venture totaled approximately $1.0 million.  In September 2007, a member of the joint venture purchased the Company’s ownership interest in eGS for approximately $0.5 million in cash.  The Company had no investment balance in eGS at the date of the purchase and recorded a $0.5 million gain on the purchase in gain on affiliate investments in the consolidated statements of income.

8. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

In May 2009, the Company entered into an amendment to extend its $10 million unsecured credit agreement with a bank to May 1, 2011.  This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes.  The Company can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility.  Interest on amounts borrowed is payable at a base rate or a Eurodollar rate, in each case as defined in the agreement.  The base rate is equal to the higher of the Federal Funds Rate plus 0.5% or the bank’s prime rate.  Fees on outstanding letters of credit are either 1.50% (if the Company’s consolidated leverage ratio is less than or equal to 1.25:1) or 1.75% (if the Company’s consolidated leverage ratio is greater than 1.25:1) of face value per annum.  The Company paid a one-time upfront fee of $37,500 related to the credit facility amendment.

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

The Company was in compliance with each of the covenants listed above at December 31, 2009. The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  The Company has never had any defaults resulting in draws on performance bonds or letters of credit.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.3 million at December 31, 2008 and December 31, 2009.  The Company had $3.7 million in available capacity to issue additional letters of credit and $8.7 million of unused borrowing capacity at December 31, 2009 under the facility.  In January 2010, the Company issued a letter of credit totaling approximately $1.8 million as collateral for a new office lease, reducing the available capacity to issue additional letters of credit to $1.9 million and the unused borrowing capacity under the credit facility to $6.9 million.  The credit agreement expires in May 2011.  However, letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

The Company has a $1.0 million line of credit with a separate bank in conjunction with a corporate credit card agreement.

9. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company and its subsidiaries lease office space and certain equipment under noncancellable operating leases. Future minimum lease payments under all noncancellable operating leases at December 31, 2009 are as follows:

Fiscal Year
2010	$2,245,671
2011	1,547,108
2012	1,272,803
2013	699,257
2014	398,446
Thereafter	455,918

Rent expense for operating leases for the years ended December 31, 2007, 2008 and 2009 was approximately $2.4 million, $2.9 million and $3.2 million, respectively.

SEC Investigation

The Company has previously disclosed an investigation by the staff of the Division of Enforcement (the "Staff") of the Securities and Exchange Commission ("SEC") regarding the reimbursement of expenses to Jeffrey S. Fraser, the Company's former Chairman of the Board and Chief Executive Officer.  The Company has fully cooperated with the Staff’s investigation, has engaged in its own thorough and independent internal investigation through its Audit Committee for the period from 2004 through June 2007 and  its Audit Committee is further reviewing expense reimbursement to Mr. Fraser for 1999 through 2003, has bolstered its compliance procedures and internal controls, and has sought and obtained restitution from Mr. Fraser of expenses paid by the Company that Mr. Fraser was not authorized to receive.

On March 9, 2010, the Company and Harry H. Herington, the Company’s Chairman of the Board and Chief Executive Officer, Stephen M. Kovzan, the Company's Chief Financial Officer, and William F. Bradley, Jr., the Company's Chief Operating Officer and General Counsel (collectively the “Officers”), received "Wells Notices" from the Staff.  A Wells Notice provides recipients with an opportunity to respond to issues raised in an investigation prior to any decision by the Commission on bringing an enforcement action, and is neither a formal allegation nor a finding of wrongdoing.

The Wells Notice stated that the Staff is considering recommending that the Commission authorize a civil injunctive action against the Company and its Officers alleging violations of a various provisions of the federal securities laws.  The Staff indicated that it may seek a permanent injunction and civil penalties against the Company and its Officers, disgorgement and officer and director bars against the Officers, and permanent suspensions from appearing and practicing before the SEC against Mr. Kovzan and Mr. Bradley.

It appears that the Staff believes that the Company and its Officers should have responded sooner and more completely to indications of potential misconduct by Mr. Fraser involving claiming personal expenses as reimbursable business expenses.  Any expense reimbursements improperly claimed by Mr. Fraser were not authorized by the Company's board of directors or any of its committees as compensation or loans.  It appears that the Staff also believes that the Company and its Officers should have characterized certain authorized payments to Mr. Fraser as compensation rather than reimbursed business expenses, including payments relating to travel by Mr. Fraser from Jackson, Wyoming to the Company's headquarters in Kansas. The Staff did not indicate that it believes Mr. Herington, Mr. Kovzan, or Mr. Bradley personally received any inappropriate expense reimbursements or that there was any failure to properly disclose their own compensation. The Company and the Officers disagree with the proposed recommendations of the Staff and are prepared to explain their reasons for this view.

It is the Company's understanding that the Staff is reviewing a portion of 2008 in addition to its review of 2002 – 2007. In the event that the SEC investigation or Audit Committee review results in the identification of additional personal expense amounts that Mr. Fraser was not authorized to receive, the Company will seek repayment of such additional amounts from Mr. Fraser.

Even if the Staff's view of the characterization of Mr. Fraser’s expenses is finally determined to be correct, the Company believes that the expenses would continue to be reflected as selling and administrative expenses in the Company's results for the period from 2002 through 2007 and would not significantly change the Company's operating income (loss) or net income (loss) during any of those periods.

There can be no assurance that the SEC will not take actions that could adversely affect the Company as a result of the matters described above.  Among other things, if the SEC were to authorize and obtain officer and director bars in a SEC civil injunctive action against any of the members of management referenced above, the Company would lose the services of key personnel that could be expected to have a material adverse effect on the Company.

Selling & administrative expenses for the year ended December 31, 2007, 2008 and 2009 include approximately $0.7 million, $0.5 million and $1.0 million, respectively, of legal fees and other third-party expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review.  The Company expects to continue to incur significant legal fees and other expenses and could incur fines or other penalties in connection with the ongoing SEC investigation and Audit Committee review.

Selling & administrative expenses for the year ended December 31, 2007, 2008 and 2009 include approximately $0.7 million, $0.5 million and $1.0 million, respectively, of legal fees and other third-party expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review.  The Company expects to continue to incur significant legal fees and other expenses in connection with the ongoing SEC investigation.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any legal proceedings.

10. STOCKHOLDERS' EQUITY

Common stock

On June 30, 1998, the Company and the National Information Consortium Voting Trust (the “Voting Trust”) consisting of all the Company's then current stockholders, entered into a stock purchase agreement for the Company's stockholders to sell a 25% interest in the Company to an investment management firm. Under the Voting Trust agreement, two principal stockholders had the right to vote all of the Voting Trust's common shares and to sell all or any part of such shares.  At December 31, 2007, the Voting Trust held approximately 21.4 million shares of NIC common stock.  Of this balance, 116,441 shares were held on behalf of the Company by the Voting Trust, and were recorded as treasury stock with an assigned value of $167,675 in the consolidated balance sheets.

During the second quarter of 2008, the Company was informed that the trustees of the Voting Trust dissolved the Voting Trust as of June 20, 2008. During the third quarter of 2008, the trustees distributed the Voting Trust’s stock in the Company to the Voting Trust beneficiaries, and the Company exchanged its Voting Trust units for the 116,441 shares of NIC common stock and retired these shares.

On May 7, 2009, the Company completed a reincorporation from the state of Colorado to the state of Delaware pursuant to a plan of conversion, as approved by stockholders at the annual meeting of stockholders held on May 5, 2009.  Following the reincorporation, the Company was deemed for all purposes of the laws of the states of Delaware and Colorado to be the same entity as prior to the reincorporation. The reincorporation did not result in any change in the name, federal tax identification number, business, physical location, assets, liabilities or net worth of the Company. The reincorporation did not result in a change in the trading status of the Company’s common stock, which continues to trade on the NASDAQ Global Select Market under the symbol “EGOV.” In addition, the reincorporation did not affect any of the Company’s material contracts with any third parties. In accordance with the plan of conversion, the directors and executive officers of the Company continue to serve for the terms for which they were elected or appointed.  The reincorporation did not alter any stockholder’s percentage ownership interest or number of shares of common stock owned in the Company. Pursuant to the plan of conversion, each share of common stock in the Colorado-incorporated Company, no par value, automatically converted into one share of common stock in the Delaware-incorporated Company, par value $0.0001 per share. Accordingly, stockholders were not required to undertake any exchange of the Company’s shares of common stock. In addition, each outstanding option to purchase shares of the Colorado-incorporated Company’s common stock under the Company’s stock benefit plans automatically converted into an option to purchase the same number of shares of common stock of the Delaware-incorporated Company.  As a result of the change in par value of the Company’s common stock, the Company reclassified $6,157 from additional paid-in capital to common stock in its consolidated balance sheet at January 1, 2007.  For additional information on the Company’s reincorporation to Delaware, refer to the Company’s Form 8-K filed with the SEC on May 11, 2009.

Common stock transactions and additional paid-in capital

At December 31, 2007, the Company had 116,441 shares of treasury stock.  As further discussed above, the Voting Trust was dissolved during 2008, and the Company exchanged its Voting Trust units for 116,441 shares of NIC common stock and retired these shares.

On January 29, 2007, the Company’s Board of Directors declared a special cash dividend of $0.75 per share, payable to stockholders of record as of February 12, 2007. The dividend, totaling approximately $46.7 million, was paid on February 20, 2007 on 61,686,425 outstanding shares of common stock. A dividend equivalent of $0.75 per share was also paid simultaneously on 618,038 unvested shares of restricted stock granted under the Company’s 2006 Stock Option and Incentive Plan. The dividend was paid out of the Company’s available cash and short-term investments.

On February 4, 2008, the Company’s Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of February 18, 2008.  The dividend, totaling approximately $15.7 million, was paid on February 28, 2008 on 62,039,256 outstanding shares of common stock.  A dividend equivalent of $0.25 per share was also paid simultaneously on 790,032 unvested shares of restricted stock granted under the Company’s 2006 Stock Option and Incentive Plan.  The dividend was paid out of the Company’s available cash and short-term investments.

On February 3, 2009, the Company’s Board of Directors declared a special cash dividend of $0.30 per share, payable to stockholders of record as of February 17, 2009.  The dividend, totaling approximately $19.2 million, was paid on February 27, 2009 on 62,792,786 outstanding shares of common stock.  A dividend equivalent of $0.30 per share was also paid simultaneously on 1,040,446 unvested shares of restricted stock granted under the Company’s 2006 Stock Option and Incentive Plan.  The dividend was paid out of the Company’s available cash.

 11. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2008	2009
Current income taxes:
Federal	$(60,483)	$132,945	$153,315
State	245,358	666,572	681,103

Total	184,875	799,517	834,418

Deferred income taxes:
Federal	5,288,011	5,568,245	6,058,847
State	932,166	966,587	1,233,291

Total	6,220,177	6,534,832	7,292,138
Total income tax provision	$6,405,052	$7,334,349	$8,126,556

Significant components of the Company's deferred tax assets and liabilities were as follows at December 31:

	2008	2009
Deferred tax assets:
Federal and state net operating loss carryforwards	$5,017,271	$1,155,816
Amortization and impairment of purchase accounting goodwill and software intangibles	5,138,129	4,081,043
Capital losses on sale of affiliates	2,430,378	548,780
Stock-based compensation	720,886	893,359

Accrued vacation	508,975	538,716
Unearned revenue	463,850	-
Amortization of internal use software development costs	395,441	586,607
Accrued contract expenses under percentage of completion accounting	220,654	-
Application development contract loss	82,395	-
Other	91,333	291,428
	15,069,312	8,095,749
Less: Valuation allowance	(3,039,168)	(1,135,150)

Total	12,030,144	6,960,599

Deferred tax liabilities:
Depreciation & capitalized internal use software development costs	(1,009,680)	(1,667,793)
Nonrecurring gain on acquisition of business	-	(1,173,816)

Total	(1,009,680)	(2,841,609)

Net deferred tax asset	$11,020,464	$4,118,990

For federal income tax purposes, the Company has used all available net operating loss (“NOL”) carryforwards as of December 31, 2009.

A portion of the Company’s total deferred tax asset valuation allowance relates to estimated state NOL carryforwards.  The Company has identified certain estimated state NOL carryforwards that it had previously recognized it might be unable to use. Based on a review of applicable state tax statutes, the Company concluded that there is substantial doubt it would be able to realize the full amount of certain estimated NOL carryforwards in states where the Company cannot file a consolidated income tax return or where future taxable income will not be sufficient to utilize the state NOL before it expires.  As a result, the Company recorded a deferred tax asset valuation allowance totaling $608,790 at December 31, 2008.  In 2009, the Company decreased the valuation allowance by $22,420 for state NOL carryforwards that the Company expects to be able to use.

A portion of the Company’s total deferred tax valuation allowance at December 31, 2008, totaling $1,881,598 relates to capital losses realized on certain of the Company’s previous equity method investments, and $548,780 relates to an expected capital loss on the Company’s investment in its European joint venture, eGS.  The capital loss carryforward related to previous equity method investments expired during 2009; as a result, the deferred tax assets and corresponding valuation allowance of $1,881,598 were reduced to zero.  At present, there is substantial doubt about the Company’s ability to generate capital gains in the future.  As a result, the Company maintains a full valuation allowance on the eGS deferred tax asset at December 31, 2009.

The Company recorded a deferred tax liability of approximately $1.2 million related to the nonrecurring gain on acquisition of the Acquired Texas Contracts.  See Note 4 for further information.

See Note 12 for discussion of the accounting for income tax deductions relating to the exercise of non-qualified stock options and vesting of restricted stock.

The following table reconciles the effective income tax rate indicated by the consolidated statements of income and the statutory federal income tax rate:
	Year Ended December 31,
	2007	2008	2009
Effective federal and state income tax rate	34.9%	38.1%	36.8%
State income taxes	(4.5)	(5.7)	(5.7)
Valuation allowance	-	0.4	-
Book gain on acquisition of business	-	-	4.5
Uncertain tax positions	2.2	1.3	(0.1)
Book gain on sale of investment	1.0	-	-
Other	1.4	0.9	(0.5)

Statutory federal income tax rate	35.0%	35.0%	35.0%

The Company adopted authoritative accounting guidance for uncertain tax positions on January 1, 2007 (see Note 2).  As a result, the Company recognized a $68,376 increase in the liability for unrecognized tax benefits, which resulted in an increase to the January 1, 2007 accumulated deficit balance of $68,376.  The following table provides a reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits (included in other long-term liabilities in the consolidated balance sheets) during the years ended December 31, 2007, 2008 and 2009:

	2007	2008	2009
Balance at January 1	$1,119,104	$713,496	$467,865
Additions for tax positions of prior years	4,782	1,140	166,332
Reductions for tax positions of prior years	(410,390)	-	-
Settlements	-	-	-
Expiration of the statute of limitations	-	(246,771)	(135,352

Balance at December 31	$713,496	$467,865	$498,845

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

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense in the consolidated statements of income. Upon the adoption date of authoritative accounting guidance for uncertain tax positions and at December 31, 2008 and 2009, accrued interest and penalty amounts were not material.

It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease.  However, the Company does not expect such increases or decreases to be material to its financial condition or results of operations.

12. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company accounts for equity instruments exchanged for employee services pursuant to authoritative accounting guidance for share-based payments, whereby stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the grant).  The Company estimates compensation cost related to awards not expected to vest.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income:

	Year Ended December 31,
	2007	2008	2009

Cost of portal revenues, exclusive of depreciation & amortization	$410,822	$708,156	$876,320
Cost of software & services revenues, exclusive of depreciation and amortization	17,986	28,655	26,327
Selling & administrative	1,248,082	1,664,699	2,086,234
Stock-based compensation expense before income taxes	1,676,890	2,401,510	2,988,881
Income tax benefit	(654,993)	(937,309)	(1,166,954)

Net stock-based compensation expense	$1,021,897	$1,464,201	$1,821,927

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

The NIC plan was adopted in May 1998, amended in November 1998 and May 1999, revised in August 1999, amended and restated in May 2004 and May 2006, and amended in May 2009.  The May 2006 amendment and restatement, as approved by the Company’s Board of Directors and stockholders, modified the NIC plan to allow for the granting of restricted stock awards in addition to stock options.  The May 2009 amendment, as approved by the Company’s Board of Directors and stockholders, modified the NIC plan to increase the number of shares the Company is authorized to grant under the NIC plan from 9,286,754 to 14,286,754 common shares.  At December 31, 2009, a total of 5,261,931 shares were available for future grants under the NIC plan.  There have been no option repricings under the NIC plan.

The SDR plan was adopted in May 2000 in conjunction with NIC’s acquisition of SDR Technologies.  Under the SDR plan, the Company is authorized to grant options for up to 229,965 common shares.  No options in addition to the 227,566 options granted upon the close of the SDR acquisition will be granted under the SDR plan.  There have been no option repricings under the SDR plan.

Stock options are generally exercisable one year from date of grant in cumulative annual installments of 25% and expire five years after the grant date.  The Company did not grant any stock options in 2007, 2008 or 2009, and does not currently anticipate granting stock options in the future.  Instead, the Company currently expects to grant only restricted stock awards, as further discussed below.

Stock options

Summary stock option activity for the year ended December 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	425,058	$4.61

Granted	-	-
Exercised	(253,750)	$4.47
Expired	(80,000)	$4.77
Canceled	(5,000)	$6.16

Outstanding at December 31	86,308	$5.18	0.7	$344,745
Options exercisable at December 31	86,308	$5.18	0.7	$344,745

The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2009 was approximately $1.1 million, $2.0 million and $1.0 million, respectively.  Cash proceeds from the exercise of employee stock options for the years ended December 31, 2007, 2008 and 2009 were approximately $0.9 million, $1.9 million and $0.2 million, respectively.

The fair value of shares vested during the years ended December 31, 2007, 2008 and 2009 was approximately $0.9 million, $0.3 million and $0.1 million, respectively.  As of December 31, 2009, there was no unrecognized compensation cost remaining related to stock options, as all outstanding options were exercisable and will expire within one year.

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

During 2009, the Board of Directors of the Company granted certain management-level employees, executive officers and non-employee directors service-based restricted stock awards totaling 484,848 shares with a grant-date fair value totaling approximately $3.4 million.

During 2009, the Board of Directors of the Company also granted certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 185,145 shares, with a grant date fair value of $5.52 per share, totaling approximately $1.0 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2011.  The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

•	Operating income growth (three-year compound annual growth rate)
•	Total revenue growth (three-year compound annual growth rate)
•	Cash flow return on invested capital (three-year average)

At the end of the three-year period, the executive officers will receive a specified number of shares based upon certain historical performance criteria.

Performance-based restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed over the requisite service period, beginning on the date of grant, based upon the probable number of shares expected to vest.

A summary of restricted stock activity for the year ended December 31, 2009 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	1,091,014	$5.90

Granted	669,993	$6.62
Vested	312,715	$6.60
Expired	-	-
Canceled	45,176	$6.68

Outstanding at December 31	1,403,116	$6.65

The fair value of restricted stock vested during the year ended December 31, 2007, 2008 and 2009 was approximately $0.8 million, $1.2 million and $2.1 million, respectively.  The weighted average grant date fair value of equity awards granted during December 31, 2007, 2008 and 2009 was $4.96 per share, $6.04 per share, and $6.62 per share, respectively.  At December 31, 2009, the Company had approximately $6.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards.  The Company expects to recognize this cost over the next 2.5 years.

Income taxes

The Company is permitted to recognize a credit to additional paid-in capital for federal income tax deductions, or windfall tax benefits, resulting from the exercise of non-qualified stock options or vesting of restricted stock if such windfall tax benefits reduce income taxes payable.  Following the with-and-without approach for utilization of tax attributes, which results in windfall tax benefits being utilized after utilization of available tax NOL carryforwards to offset current year taxable income, the Company increased deferred tax assets and additional paid-in capital for windfall tax benefits totaling approximately $1.6 million during the year ended December 31, 2009.  The Company did not record an increase to deferred tax assets with an offsetting increase to additional paid-in capital for the windfall tax benefit during the years ended December 31, 2007 and 2008.  Amounts totaling approximately $0.3 million and $0.6 million relating to the exercise of non-qualified stock options and vesting of restricted stock awards were included in the pool of excess tax benefits available to absorb tax shortfalls (i.e., the pool of additional paid-in capital, or the “APIC pool”) during the years ended December 31, 2007 and 2008.

Earnings per share

In calculating diluted earnings per share, the assumed proceeds in the treasury stock calculation are adjusted for any stock option windfall tax benefits or shortfalls that would be credited or debited, respectively, to additional paid-in capital.  Upon adoption of authoritative accounting guidance for share-based payments, the Company elected to exclude the impact of pro forma deferred tax assets (i.e., the windfall or shortfall that would be recognized in the financial statements upon exercise of an award) when calculating diluted earnings per share.

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

In the offering period commencing on April 1, 2006 and ending on March 31, 2007, 52,622 shares were purchased at a price of $4.556 per share, resulting in total cash proceeds to the Company of approximately $240,000.  In the offering period commencing on April 1, 2007 and ending on March 31, 2008, 61,683 shares were purchased at a price of $4.556 per share, resulting in total cash proceeds to the Company of approximately $280,000.  In the offering period commencing on April 1, 2008 and ending on March 31, 2009, 105,223 shares were purchased at a price of $4.42 per share, resulting in total cash proceeds to the Company of approximately $465,000.  The next offering period under this plan commenced on April 1, 2009.  The closing fair market value of NIC common stock on the first day of the current offering period was $5.16 per share.

The fair values of the offerings were estimated on the dates of grant using the Black-Scholes model using the assumptions in the following table.

	March 31, 2008 Offering	March 31, 2009 Offering	March 31, 2010 Offering
Risk-free interest rate	4.93%	1.62%	0.58%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life	1.0 year	1.0 year	1.0 year
Expected stock price volatility	34.11%	42.84%	74.79%

Weighted average fair value of ESPP rights	$1.52	$2.21	$2.06

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

Defined Contribution 401(k) Profit Sharing Plan

The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment. A discretionary match by the Company of an employee’s contribution of up to 5% of base salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $0.6 million, $0.8 million and $1.2 million for the years ended December 31, 2007, 2008 and 2009, respectively.

13. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s two reportable segments consist of its Outsourced Portal businesses and Software & Services businesses.  The Outsourced Portals segment includes the Company's subsidiaries operating outsourced state government portals and the corporate divisions that directly support portal operations.  The Software & Services segment primarily includes the Company’s subsidiaries that provide software development and services other than portal outsourcing services to state and local governments, and includes NIC Technologies and NIC Conquest.  Currently, NIC Technologies is primarily engaged in designing and developing online campaign expenditure and ethics compliance systems for the Federal Election Commission and the state of Michigan.  During the third quarter of 2009, NIC Technologies entered into a new contract with the FMCSA to develop and manage a National Motor Carrier Pre-Employment Screening Program.  NIC Conquest provides software applications and services for electronic filings and document management solutions to the California Secretary of State.  NIC Conquest completed the maintenance and operations phase of its contract with the California SOS effective December 31, 2009, and delivered a final release of its application to the California SOS for acceptance testing.  Once the California SOS completes its acceptance testing and moves the final release into production, NIC Conquest will have no future obligations under this contract and will no longer operate in this line of business.  Each of the Company’s Software & Services businesses is an operating segment and has been aggregated to form the Software & Services reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items."  There have been no significant intersegment transactions for the periods reported.  The summary of significant accounting policies applies to all segments.

The measure of profitability by which management evaluates the performance of its segments and allocates resources to them is operating income (loss).  Segment asset or other segment balance sheet information is not presented to the Company’s chief operating decision maker.  Accordingly, the Company has not presented information relating to segment assets.

The table below reflects summarized financial information for the Company's reportable segments for the years ended December 31:
	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2007
Revenues	$82,451,763	$3,303,171	$-	$85,754,934

Costs & expenses	47,580,543	2,160,340	17,385,470	67,126,353
Depreciation & amortization	2,310,968	24,371	166,276	2,501,615
Operating income (loss)	$32,560,252	$1,118,460	$(17,551,746)	$16,126,966

2008
Revenues	$96,795,170	$3,780,333	$-	$100,575,503

Costs & expenses	58,008,631	2,929,112	17,395,345	78,333,088
Depreciation & amortization	3,215,636	57,641	359,924	3,633,201
Operating income (loss)	$35,570,903	$793,580	$(17,755,269)	$18,609,214

2009
Revenues	$128,573,539	$4,312,190	$-	$132,885,729

Costs & expenses	81,427,580	3,493,708	19,962,186	104,883,474
Amortization of acquisition-related intangible assets	4,130,256	-	-	4,130,256
Depreciation & amortization	3,559,700	66,626	409,084	4,035,410
Nonrecurring gain on acquisition of business (net of tax)	(2,184,256)	-	-	(2,184,256)
Operating income (loss)	$41,640,259	$751,856	$(20,371,270)	$22,020,845

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the years ended December 31:

	2007	2008	2009
Total operating income for reportable segments	$16,126,966	$18,609,214	$22,020,845
Interest income	1,741,107	695,367	48,832
Gain on affiliate investments	508,209	-	-
Other income (expense), net	(16,010)	(49,155)	2,872
Income before income taxes	$18,360,272	$19,255,426	$22,072,549

The highest volume, most commercially valuable service the Company offers is access to motor vehicle records through the Company’s outsourced government portals, referred to as DMV records.  This service accounted for approximately 54%, 48% and 44% of the Company’s portal revenues in 2007, 2008 and 2009, respectively.

A primary source of revenue is derived from data resellers, who use the Company's government portals to access DMV records for sale to the auto insurance industry.  For the year ended December 31, 2007, one of these data resellers accounted for approximately 40% of the Company’s portal revenues and 38% of the Company's total revenues. For the year ended December 31, 2008, one of these data resellers accounted for approximately 33% of the Company’s portal revenues and 32% of the Company's total revenues.  For the year ended December 31, 2009, one of these data resellers accounted for approximately 33% of the Company’s portal revenues and 32% of the Company's total revenues.  At December 31, 2009, this one data reseller accounted for approximately 25% of the Company’s accounts receivable.

For the year ended December 31, 2007, the Company’s Indiana portal accounted for approximately 11% of the Company’s portal revenues and 11% of the Company’s consolidated revenues.  For the year ended December 31, 2008, the Company’s Indiana portal accounted for approximately 11% of the Company’s portal revenues and 10% of the Company’s consolidated revenues.  For the year ended December 31, 2009, the Company’s newly acquired Texas portal accounted for approximately 15% of the Company’s portal revenues and 15% of the Company’s consolidated revenues.

14. SUBSEQUENT EVENTS

On February 1, 2010, the Company’s Board of Directors declared a special cash dividend of $0.30 per share, payable to stockholders of record as of February 16, 2010.  The dividend, totaling approximately $19.3 million, was paid on February 26, 2010 on 63,276,943 outstanding shares of common stock.  A dividend equivalent of $0.30 per share was also paid simultaneously on 1,099,352 unvested shares of restricted stock granted under the Company’s 2006 Stock Option and Incentive Plan. The dividend was paid out of the Company’s available cash.

The dividend may result in a partial return of capital to stockholders, with the balance being taxable to stockholders as a qualified dividend.  The exact amount of the return of capital, if any, is dependent on the earnings and profits of the Company through the end of its 2010 fiscal year.

During the first quarter of 2010, the Company entered into a new operating lease for office space in Texas.  The lease runs from April 2010 through December 2018 with varying annual rent payments ranging from approximately $430,000 to $510,000.  In the event that the contract with the state of Texas is not renewed, the Company may terminate the lease by providing thirty days prior written notice.  In such event, the Company would be responsible to pay a termination fee, as defined in the lease agreement.  The Company issued a letter of credit for approximately $1.8 million as collateral for this lease.

15. UNAUDITED QUARTERLY OPERATING RESULTS

The unaudited quarterly information below is subject to seasonal fluctuations resulting in lower portal revenues in the fourth quarter of each calendar year (on an individual portal basis, and excluding revenues from new outsourced government portal contracts awarded or acquired during the year), due to the lower number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods.  For additional information on significant items affecting the quarterly results for the periods presented, refer above to Notes 2, 4, 5, 7, 10, 11 and 12.

2008
	Three Months Ended				Year Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	December 31, 2008
Revenues:
Portal revenues	$23,796,488	$24,621,112	$24,146,566	$24,231,004	$96,795,170
Software & services revenues	883,202	1,080,574	794,066	1,022,491	3,780,333
Total revenues	24,679,690	25,701,686	24,940,632	25,253,495	100,575,503
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization	12,704,786	13,006,541	13,502,289	14,278,676	53,492,292
Cost of software & services revenues,
exclusive of depreciation & amortization	433,216	706,566	541,266	642,110	2,323,158
Selling & administrative	5,962,666	5,822,206	5,519,794	5,212,972	22,517,638
Depreciation & amortization	846,794	898,649	902,874	984,884	3,633,201
Total operating expenses	19,947,462	20,433,962	20,466,223	21,118,642	81,966,289
Operating income	4,732,228	5,267,724	4,474,409	4,134,853	18,609,214
Other income (expense):
Interest income	332,917	109,941	140,020	112,489	695,367
Other income (expense), net	(19,450	-	(4,684	(25,021	(49,155)
Total other income (expense)	313,467	109,941	135,336	87,468	646,212
Income before taxes	5,045,695	5,377,665	4,609,745	4,222,321	19,255,426
Income tax provision	2,058,005	2,197,447	1,550,035	1,528,862	7,334,349
Net income	$2,987,690	$3,180,218	$3,059,710	$2,693,459	$11,921,077

Basic net income per share:	$0.05	$0.05	$0.05	$0.04	$0.19
Diluted net income per share	$0.05	$0.05	$0.05	$0.04	$0.19

Weighted average shares outstanding:
Basic	62,118,530	62,496,747	62,724,047	62,774,036	62,530,672
Diluted	62,631,010	62,956,338	62,970,717	62,799,367	62,841,690

2009
	Three Months Ended				Year Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	December 31, 2009
Revenues:
Portal revenues	$26,404,028	$30,767,997	$36,236,082	$35,165,432	$128,573,539
Software & services revenues	1,005,809	1,033,884	1,018,354	1,254,143	4,312,190
Total revenues	27,409,837	31,801,881	37,254,436	36,419,575	132,885,729
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization	14,891,637	17,717,617	21,133,232	22,593,734	76,336,220
Cost of software & services revenues,
exclusive of depreciation & amortization	615,821	622,996	608,604	1,049,035	2,896,456
Selling & administrative	6,270,963	7,154,809	6,163,499	6,061,527	25,650,798
Nonrecurring gain on acquisition of business,
net of tax (Note 4)	-	(2,184,256	-	-	(2,184,256
Amortization of acquisition-related intangible
assets (Notes 4 & 5)	-	629,099	1,769,340	1,731,817	4,130,256
Depreciation & amortization	936,292	1,003,363	1,009,278	1,086,477	4,035,410
Total operating expenses	22,714,713	24,943,628	30,683,953	32,522,590	110,864,884
Operating income	4,695,124	6,858,253	6,570,483	3,896,985	22,020,845
Other income (expense):
Interest income	40,958	3,843	2,790	1,241	48,832
Other income (expense), net	(1,026	1,061	-	2,837	2,872
Total other income (expense)	39,932	4,904	2,790	4,078	51,704
Income before taxes	4,735,056	6,863,157	6,573,273	3,901,063	22,072,549
Income tax provision	1,956,879	2,132,897	2,453,087	1,583,693	8,126,556
Net income	$2,778,177	$4,730,260	$4,120,186	$2,317,370	$13,945,993

Basic net income per share:	$0.04	$0.08	$0.07	$0.04	$0.22
Diluted net income per share	$0.04	$0.08	$0.07	$0.04	$0.22

Weighted average shares outstanding:
Basic	62,796,300	62,935,325	63,062,048	63,210,755	63,002,361
Diluted	62,844,583	63,027,930	63,178,729	63,264,403	63,080,165

In the second quarter of 2009, the Company acquired the then-current portal management contracts for the state of Texas (collectively, the “Acquired Texas Contracts”).  The Acquired Texas Contracts expired on December 31, 2009, except certain Master Work Order projects will expire on August 31, 2012 and others will expire on August 31, 2014.  See Note 4.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting - As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Structure and Practices of the Board of Directors - Corporate Governance Principles and Practices and Code of Business Conduct and Ethics, – Committees of the Board and – Nominations of Directors” set forth in the Company's definitive proxy statement related to its 2010 annual meeting of stockholders (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” “Employment Agreements and Severance Payments,” and “Structure and Practices of the Board of Directors – Committees of the Board and – Director Compensation” set forth in the Proxy Statement, which will be filed with to the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under “Security Ownership of Certain Beneficial Owners and Management” set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding securities to be issued upon the exercise of outstanding options, warrants and rights and securities available for issuance under the Company's equity compensation plans as of December 31, 2009:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding as of December 31, 2009	Weighted average exercise price of outstanding options, warrants and rights shown in Column A	Number of securities available for issuance as of December 31, 2009
Equity compensation plans approved by stockholders
Stock options	71,625	$5.83	5,261,931	See Note (1)

Employee stock purchase plan	See Note (2)	See Note (2)	1,870,226

Equity compensation plans not approved by stockholders (3)	14,683	$2.03	2,399
Total	86,308	$5.18	7,239,779

(1) In May 2009, the NIC plan was modified, as approved by the Company’s Board of Directors and stockholders, to increase the number of shares the Company is authorized to grant under the NIC plan by 5,000,000 common shares.  The amount shown excludes 1,403,116 shares subject to outstanding unvested restricted stock awards.

(2) March 31, 2009 was the purchase date of common stock for the most recently completed offering period under the Company’s employee stock purchase plan.  Therefore, as of such date, no purchase rights were outstanding.  The purchase price for the offering period ended March 31, 2009, was $4.42 per share, and the total number of shares purchased was 105,223.

(3) In connection with the Company's acquisition of SDR Technologies, Inc. in May 2000, the Company adopted the 1999 Stock Option Plan of SDR Technologies, Inc (the “SDR Plan”).  Options to purchase 227,566 shares were granted in connection with the acquisition of SDR.  However, no options in addition to those granted at the close of the SDR transaction will be granted under this plan.  The SDR Plan is administered by the Compensation Committee of the Company’ Board of Directors.  The SDR Plan terminated at the close of business on December 31, 2009.  Termination of the SDR Plan did not affect any option previously granted.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

           (a) The following documents are filed as part of this report:

(1)     Financial Statements.

The consolidated financial statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.

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

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index below (following the signatures page of this report).

                                 SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2010.

NIC INC.
By:	/s/Harry H. Herington Harry H. Herington, Chairman of the Board and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Harry H. Herington Harry H. Herington	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2010
/s/Stephen M. Kovzan Stephen M. Kovzan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2010
/s/ Art N. Burtscher Art N. Burtscher	Lead Independent Director	March 16, 2010
/s/Daniel J. Evans Daniel J. Evans	Director	March 16, 2010
/s/Ross C. Hartley Ross C. Hartley /s/Alexander C. Kemper Alexander C. Kemper	Director Director	March 16, 2010 March 16, 2010

/s/William M. Lyons William M. Lyons	Director	March 16, 2010
/s/Pete Wilson Pete Wilson	Director	March 16, 2010

Exhibit Index

Exhibit Number	Description
2.1	Plan of Conversion, dated as of May 7, 2009(1)
3.1	Certificate of Conversion, dated as of May 7, 2009(1)
3.2	Certificate of Incorporation of NIC Inc., a Delaware corporation(1)
3.3	Bylaws of NIC Inc., a Delaware corporation(1)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Specimen Stock Certificate of the registrant(3)
10.1	Form of Indemnification Agreement between the registrant and each of its executive officers and directors(2) **
10.2	Registrant's 1998 Stock Option Plan, as amended and restated(2) **
10.3	Registrant's 1999 Employee Stock Purchase Plan(2) **
10.4	Employment agreement between the Registrant and William F. Bradley, dated September 1, 2000(4) **
10.5	Employment agreement between the Registrant and Harry H. Herington, dated September 1, 2000(5) **
10.6	Employment agreement between the Registrant and Stephen M. Kovzan, dated September 1, 2000(6) **
10.7	Business Programs Automation Agreement, dated September 6, 2001, between National Information USA, Inc. and the State of California(7)
10.8	Amendment to Contract No. 00SA420104, SSD SOS 0010, California Business Programs Automation Project, dated March 13, 2006, between NICUSA, Inc. and the State of California, Secretary of State (8)
10.9	Registrant’s 2006 Amended and Restated Stock Option and Incentive Plan (9) **
10.10	Credit Agreement Dated as of May 2, 2007 between NIC Inc., as borrower, and Bank of America, N.A., as Lender and L/C Issuer(10)
10.11	Restricted Stock Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan(11) **
10.12	Stock Option Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan(12)**
10.13	NIC Inc. Management Annual Cash Incentive Plan, dated March 4, 2008(13)**
10.14	Performance-Based Restricted Stock Agreement under the NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan(14)**
10.15	Amended Credit Agreement Dated as of May 1, 2009 between NIC Inc., as borrower, and Bank of America, N.A., as Lender and L/C Issuer(15)
10.16	Form of Indemnification Agreement(16)
10.17	NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, as amended(17)**
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

(1)           Filed as an exhibit with a corresponding exhibit number to the Form 8-K filed with the SEC on May 11, 2009 and incorporated herein by reference.

(2)           Filed as an exhibit with a corresponding exhibit number to the Registration Statement on Form S-1, File No. 333-77939, filed with the SEC, and incorporated herein by reference.

(3)           Incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-1, File No. 333-77939, filed with the SEC.

(4)           Incorporated by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on April 2, 2001.

(5)           Incorporated by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on April 2, 2001.

(6)           Incorporated by reference to Exhibit 10.44 to the Form 10-K filed with the SEC on April 2, 2001.

(7)           Incorporated by reference to Exhibit 10.47 to the Form 10-Q filed with the SEC on November 14, 2001.

(8)           Incorporated by reference to Exhibit 10.5 to the Form 10-K filed with the SEC on March 16, 2006.

(9)           Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-136016, filed with the SEC on July 25, 2006.

(10)         Incorporated by reference to Exhibit 10.52 to the Form 10-Q filed with the SEC on May 7, 2007.

(11)         Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 11, 2007.

(12)         Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on November 11, 2007.

(13)         Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 12, 2008.

(14)         Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 12, 2008.

(15)         Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 5, 2009.

(16)             Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 11, 2009.

(17)             Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 11, 2009.

** Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to
Item 15(b) of this report.

 Exhibit 21.1

                                                   SUBSIDIARIES OF THE REGISTRANT

NAME OF SUBSIDIARY		JURISDICTION OF INCORPORATION
1.	NICUSA, Inc.*	Kansas, U.S.
2.	Kansas Information Consortium, Inc.**	Kansas, U.S.
3.	Indiana Interactive, LLC**	Indiana, U.S.
4.	Arkansas Information Consortium, LLC**	Arkansas, U.S.
5.	Nebraska Interactive, LLC**	Nebraska, U.S.
6.	Virginia Interactive, LLC**	Virginia, U.S.
7.	Iowa Interactive, LLC**	Iowa, U.S.
8	Montana Interactive, LLC**	Montana, U.S.
9.	Maine Information Network, LLC**	Maine, U.S.
10.	Utah Interactive, LLC**	Utah, U.S.
11.	Hawaii Information Consortium, LLC**	Hawaii, U.S.
12.	Idaho Information Consortium, LLC**	Idaho, U.S.
13.	NIC Commerce, LLC**	Colorado, U.S.
14.	NIC Conquest, LLC**	Colorado, U.S.
15.	National Information Consortium Technologies, LLC**	California, U.S.
16.	Intelligent Decision Technologies, LLC**	Colorado, U.S.
17.	National Online Registries, LLC**	Colorado, U.S.
18.	Bay Area Interactive, LLC**	California, U.S.
19.	Florida Information Consortium, Inc.**	Florida, U.S.
20.	Michigan Local Interactive, LLC**	Michigan, U.S.
21.	Texas Local Interactive, LLC**	Texas, U.S.
22.	Alabama Interactive, LLC**	Alabama, U.S.
23.	NIC European Business Limited*	London, England
24.	Kentucky Interactive, LLC**	Kentucky, U.S.
25.	NIC Solutions, LLC**	Colorado, U.S.
26.	National Retail Registries, LLC**	Colorado, U.S.
27.	South Carolina Interactive, LLC**	South Carolina, U.S.
28.	Colorado Interactive, LLC**	Colorado, U.S.
29	Local Government Online Indiana, LLC**	Kansas, U.S.
30.	Vermont Information Consortium, LLC**	Vermont, U.S.
31.	Oklahoma Interactive, LLC**	Oklahoma, U.S.
32.	Rhode Island Interactive, LLC**	Rhode Island, U.S.
33.	NIC Services, LLC (formerly eGov Service Corporation)*	Colorado, U.S.
34.	West Virginia Interactive, LLC **	West Virginia, U.S.
35.	One Point Security Solutions, LLC*	Colorado, U.S.
36.	Tsunami Surf Riders, LLC **	Kansas, U.S.
37.	Texas NICUSA, LLC **	Texas, U.S.
38.	New Mexico Interactive, LLC **	New Mexico, U.S.
39.	New Jersey Interactive, LLC **	New Jersey, U.S.

*Wholly-owned subsidiary of NIC Inc.

**Wholly-owned subsidiary of NICUSA, Inc.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                We hereby consent to the incorporation by reference in the Registration Statements on Form S‑8 (Nos. 333‑83171, 333-136016,  333-37000 and 333-159548) of NIC Inc. of our report dated March 16, 2010 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in this Form 10‑K.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri

March 16, 2010

Exhibit 31.1

CERTIFICATION

I, Harry H. Herington, certify that:

1. I have reviewed this Annual Report on Form 10-K of NIC Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to ma ke the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 16, 2010

/s/ Harry H. Herington

Harry H. Herington

Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Stephen M. Kovzan, certify that

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 16, 2010

/s/ Stephen M. Kovzan

Stephen M. Kovzan

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned Chief Executive Officer and Chief Financial Officer of NIC Inc. (the “Company) each hereby certifies, pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2009 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 16, 2010

/s/ Harry H. Herington

Harry H. Herington

Chief Executive Officer

/s/ Stephen M. Kovzan

Stephen M. Kovzan

Chief Financial Officer