Form 10-Q
period 2010-03-31
NIC INC
filed 2010-05-07
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission file number 000-26621

NIC INC.
                                                                (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2077581 (I.R.S. Employer Identification No.)

25501 West Valley Parkway, Suite 300, Olathe, Kansas 66061
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (877) 234-3468

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

As of April 30, 2010, the number of shares outstanding of the registrant's common stock, $0.0001 par value per share, was 63,446,794.

PART I- FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$45,674	$68,632
Trade accounts receivable	38,756	38,964
Deferred income taxes, net	938	834
Prepaid expenses & other current assets	5,100	3,231
Total current assets	90,468	111,661
Property and equipment, net	6,339	6,428
Intangible assets, net	1,902	1,991
Deferred income taxes, net	3,037	3,285
Other assets	274	242
Total assets	$102,020	$123,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,818	$42,872
Accrued expenses	11,052	12,793
Other current liabilities	420	777
Total current liabilities	49,290	56,442

Other long-term liabilities	578	607
Total liabilities	49,868	57,049

Commitments and contingencies (Notes 1, 2, and 6)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
63,447 and 63,239 shares issued and outstanding	6	6
Additional paid-in capital	121,858	139,587
Accumulated deficit	(69,712)	(73,035)
Total stockholders' equity	52,152	66,558
Total liabilities and stockholders' equity	$102,020	$123,607

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except for per share amounts

	Three-months ended March 31,

	2010	2009
Revenues:
Portal revenues	$37,186	$26,404
Software & services revenues	1,071	1,006
Total revenues	38,257	27,410
Operating expenses:
Cost of portal revenues, exclusive of depreciation
& amortization	23,295	14,892
Cost of software & services revenues, exclusive of
depreciation & amortization	929	616
Selling & administrative	7,303	6,271
Amortization of acquisition-related intangible assets	81	-
Depreciation & amortization	1,082	936
Total operating expenses	32,690	22,715
Operating income	5,567	4,695
Other income (expense):
Interest income	1	41
Other expense, net	-	(1)
Total other income (expense)	1	40
Income before income taxes	5,568	4,735
Income tax provision	2,245	1,957
Net income	$3,323	$2,778

Basic net income per share	$0.05	$0.04
Diluted net income per share	$0.05	$0.04

Weighted average shares outstanding:
Basic	63,267	62,796
Diluted	63,340	62,844

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2010	63,239	6	139,587	(73,035)	66,558
Net income	-	-	-	3,323	3,323
Cash dividends on common stock (Note 4)	-	-	(19,312)	-	(19,312)
Shares surrendered upon vesting of restricted
stock to satisfy tax withholdings	(25)	-	(200)	-	(200)
Restricted stock vestings	77	-	-	-	-
Stock-based compensation	-	-	1,040	-	1,040
Tax deductions relating to stock-based
compensation	-	-	61	-	61
Issuance of common stock under
employee stock purchase plan	156	-	682	-	682
Balance, March 31, 2010	63,447	$6	$121,858	$(69,712)	$52,152

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Three-months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$3,323	$2,778
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Amortization of acquisition-related intangible assets	81	-
Depreciation & amortization	1,082	936
Stock-based compensation expense	1,040	568
Deferred income taxes	144	1,618
Loss on disposal of property and equipment	-	1
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	208	2,562
(Increase) in prepaid expenses & other current assets	(1,869)	(126)
(Increase) in other assets	(32)	-
(Decrease) in accounts payable	(5,054)	(1,225)
(Decrease) in accrued expenses	(1,941)	(1,511)
Increase (decrease) in other current liabilities	(357)	180
(Decrease) in other long-term liabilities	(29)	(125)
Net cash provided by (used in) operating activities	(3,404)	5,656

Cash flows from investing activities:
Purchases of property and equipment	(850)	(545)
Capitalized internal use software development costs	(135)	(109)
Net cash used in investing activities	(985)	(654)

Cash flows from financing activities:
Cash dividends on common stock	(19,312)	(19,150)
Proceeds from employee common stock purchases	682	465
Tax deductions related to stock-based compensation	61	-
Net cash used in financing activities	(18,569)	(18,685)

Net decrease in cash and cash equivalents	(22,958)	(13,683)
Cash and cash equivalents, beginning of period	68,632	60,373
Cash and cash equivalents, end of period	$45,674	$46,690

Other cash flow information:
Income taxes paid	$3,137	$792

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of NIC Inc. and its subsidiaries ("NIC" or the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries as of the dates and for the interim periods presented.  These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010, and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  The consolidated balance sheet data included herein as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

The Company’s software & services businesses primarily include its subsidiaries that provide software development and services other than portal outsourcing services to state and local governments, and include NIC Technologies and NIC Conquest.  NIC Technologies designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies through its contracts with the Federal Election Commission and the state of Michigan.  During the third quarter of 2009, NIC Technologies entered into a new contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage a National Motor Carrier Pre-Employment Screening Program (“NMCPSP”).  The NMCPSP is currently expected to launch during the second quarter of 2010.  The contract has an initial one-year term, with four single-year renewals at the option of the FMCSA.

    NIC Conquest completed the maintenance and operations phase of its one remaining contract to provide software applications and services for electronic filings and document management for the California Secretary of State (“California SOS”) effective December 31, 2009, and delivered a final release of its application to the California SOS for acceptance testing.  During the first quarter of 2010, the California SOS completed its acceptance testing and moved the final release into production.  As a result, NIC Conquest has no future obligations under this contract.  NIC offers UCC applications through several of its state portals, typically through the Secretary of State’s office; however, transactional revenues associated with these applications are not associated with NIC Conquest and are included in portal revenues.

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

Capitalized internal use software development costs are included in intangible assets in the Company’s consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively.  Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

Earnings per share

The Company accounts for its service-based restricted stock awards, which contain non-forfeitable rights to dividends as participating securities.  Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method, which is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders.  Unvested service-based restricted shares totaled approximately 1.1 million and 1.0 million at March 31, 2010 and 2009, respectively.  Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities.  Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the relevant period.  Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the relevant period.  The dilutive effect of stock options and shares related to the employee stock purchase plan is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
Numerator:
Net income	$3,323	$2,778
Less: Income allocated to participating securities	(306)	(290)
Net income available to common stockholders	$3,017	$2,488
Denominator:
Weighted average shares – basic	63,267	62,796
Stock options and restricted stock awards	73	48
Weighted average shares – diluted	63,340	62,844

Basic net income per share:
Net income	$0.05	$0.04

Diluted net income per share:
Net income	$0.05	$0.04

Outstanding stock options totaling approximately 2,000 shares for the three-month period ended March 31, 2009  were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the period.  There were no outstanding stock options excluded from the computation of diluted weighted average shares outstanding for the three-month period ended March 31, 2010.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring the financial stability of those institutions.  At March 31, 2010, the amount of cash held in domestic non-interest bearing checking accounts was approximately $43.9 million, while the amount of cash held in interest-bearing sweep accounts was approximately $1.8 million.  The Company limits its exposure to credit loss by investing the cash held in its sweep accounts primarily in U.S. government money market accounts that purchase U.S. agency instruments, direct obligations of the U.S. Treasury or repurchase agreements secured by U.S. agency instruments.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Recent Accounting Pronouncements

In October 2009, the FASB issued new guidance related to the accounting for multiple-deliverable revenue arrangements.  These new rules amend the existing guidance for separating consideration into multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable.  The new guidance regarding multiple-deliverable revenue arrangements is effective for the Company beginning January 1, 2011; however, early adoption is permitted.  The guidance may be applied retrospectively or prospectively for new or materially modified arrangements.  The Company is currently evaluating the requirements of this new guidance and has not yet determined the impact, if any, on its consolidated financial statements.

In October 2009, the FASB issued new guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements.  Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance.  The new guidance regarding software revenue arrangements is effective for the Company beginning January 1, 2011; however, early adoption is permitted.  The guidance may be applied retrospectively or prospectively for new or materially modified arrangements.  The Company is currently evaluating the requirements of this new guidance and has not yet determined the impact, if any, on its consolidated financial statements.

2. OUTSOURCED GOVERNMENT PORTAL CONTRACTS

The Company currently has contracts to provide portal outsourcing services for 23 states, and was recently awarded a new portal contract in New Jersey, which has not yet fully deployed.  These contracts generally have an initial term of three to five years with provisions for renewals for various periods at the option of the government.  The Company's primary business obligation under these contracts is to design, build and operate Internet-based portals on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees.  The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements.  The Company has limited control over the level of fees it is permitted to retain.  Any changes made to the amount or percentage of fees retained by NIC, or to the amounts charged for the services offered, could adversely affect the profitability of the respective contract to NIC.

The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals, and generally owns all applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only. However, certain customer management, billing and payment processing software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to an increasing number of government partners on a software-as-a-service basis, and thus would not be included in any royalty-free license.  If the Company's contract were not to be renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except for services provided by the Company on a software-as-a-service basis, which would be available to the government agency on a fee-for-service basis.

Any renewal of these contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passing legislation.  Nine contracts under which the Company provides portal outsourcing services can be terminated without cause on a specified period of notice; collectively, revenues generated from these contracts represented 53% of the Company’s portal revenues for the three-month period ended March 31, 2010.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal.  In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability.

At March 31, 2010, the Company was bound by performance bond commitments totaling approximately $4.5 million on certain portal outsourcing contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

The following is a summary of the Company’s twenty-three outsourced state government portal contracts at March 31, 2010 together with the year the Company commenced providing services to the state:

NIC Subsidiary	Portal Web Site (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2010 (6/1/2013)
Texas NICUSA, LLC	www.TexasOnline.com (Texas)	2009	8/31/2016
West Virginia Interactive	www.WV.gov (West Virginia)	2007	6/30/2010
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2011 (6/26/2013)
Vermont Information Consortium	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/19/2010 (5/19/2014)
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	8/19/2012 (8/19/2015)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	2/28/2011 (2/28/2012)
Rhode Island Interactive	www.RI.gov (Rhode Island)	2001	8/7/2010 (8/7/2012)
Oklahoma Interactive	www.OK.gov (Oklahoma)	2001	12/31/2010 (12/31/2014)
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA, TN Division	www.Tennessee.gov (Tennessee)	2000	8/27/2010
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	6/30/2011 (6/30/2015)
Utah Interactive	www.Utah.gov (Utah)	1999	6/5/2013 (6/5/2019)
Maine Information Network	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2010
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	6/30/2010 (6/30/2014)
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2014 (1/31/2016)
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

During the first quarter of 2010, the Company entered into a new four-year contract with the state of Nebraska, which includes an option for the government to extend the contract for an additional two-year renewal term.  The Company also received one-year contract extensions from the states of Alabama and Arizona.

3. ACQUIRED TEXAS PORTAL MANAGEMENT CONTRACTS

On May 29, 2009, the Company, through its indirect wholly-owned subsidiary Texas NICUSA, LLC (“TXNICUSA”), completed the acquisition of certain assets from BearingPoint, Inc. (“BearingPoint”), including the then-current portal management contract for TexasOnline, the official Web site of the state of Texas, through December 31, 2009 (the “Acquired Texas Contracts”).  The acquired assets were part of BearingPoint’s North American Public Services Unit which BearingPoint previously agreed to sell to Deloitte LLP (“Deloitte”) pursuant to an Asset Purchase Agreement dated March 23, 2009 (“Asset Purchase Agreement”).  BearingPoint had previously filed for relief under Chapter 11 of the U.S. Bankruptcy Code in February 2009.  Pursuant to the terms of the Asset Purchase Agreement, Deloitte designated the Company as the acquirer of certain designated contracts and assets, and the Company acquired the rights to the designated contracts and the assets directly from BearingPoint.

The Company paid Deloitte $1.5 million in cash in exchange for the designation of the Company as the acquirer of the designated contracts and assets from BearingPoint.  The Company funded the purchase price from its existing cash resources.

The acquisition was accounted for under the purchase method of accounting.  For further discussion of the Company’s acquisition of the Acquired Texas Contracts, see Note 4 in the Notes to Consolidated Financial Statements included in the Company’s 2009 Form 10-K filed with the SEC on March 16, 2010.

The following unaudited pro forma information presents consolidated financial results as if the acquisition was completed as of January 1, 2009.  This supplemental unaudited pro forma information has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the acquisition been completed on January 1, 2009, nor does it purport to be indicative of any future results.

(in thousands, except per share data)	Three months ended March 31, 2009
Revenues	$36,355
Net income	$5,437
Net income per common share:
Basic	$0.09
Diluted	$0.09

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect the $2.2 million nonrecurring gain on acquisition of business (net of tax) and additional amortization expense that would have been incurred assuming the fair value adjustments to the net assets acquired had been applied from January 1, 2009, as applicable, together with the consequential tax effects.

As discussed in Note 3 in the Notes to Consolidated Financial Statements included in the Company’s 2009 Form 10-K filed with the SEC on March 16, 2010, during the third quarter of 2009, the Company entered into a new seven year contract with the state of Texas to manage the state’s official government portal (the “New Texas Contract”).  The New Texas Contract commenced on January 1, 2010 and runs through August 31, 2016.  The New Texas Contract has terms substantially different than the Acquired Texas Contracts.  The Acquired Texas Contracts expired December 31, 2009, except that certain Master Work Order projects expire August 31, 2012 and others expire August 31, 2014.

4. SPECIAL CASH DIVIDEND

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

5. STOCK BASED COMPENSATION

During the first quarter of 2010, the Board of Directors of the Company granted certain management-level employees and executive officers service-based restricted stock awards totaling 79,523 shares with a grant-date fair value of $8.34 per share, totaling approximately $0.7 million.  Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%.  Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

During the first quarter of 2010, the Board of Directors of the Company also granted certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 126,219 shares, with a grant date fair value of $8.34 per share, totaling approximately $1.1 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2012.  The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

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

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income (in thousands):

	Three months ended March 31,
	2010	2009
Cost of portal revenues, exclusive of depreciation & amortization	$261	$188
Cost of software & services revenues, exclusive of depreciation and amortization	12	8
Selling & administrative	752	371
Stock-based compensation expense before income taxes	1,025	567
Income tax benefit	(400)	(221)

Net stock-based compensation expense	$625	$346

6. COMMITMENTS AND CONTINGENCIES

SEC Investigation

The Company has previously disclosed an investigation by the staff of the Division of Enforcement (the "Staff") of the SEC regarding the reimbursement of expenses to Jeffrey S. Fraser, the Company's former Chairman of the Board and Chief Executive Officer.  The Company has fully cooperated with the Staff’s investigation, has engaged in its own thorough and independent internal investigation through its Audit Committee for the period from 2004 through June 2007 and its Audit Committee is further reviewing expense reimbursement to Mr. Fraser for 1999 through 2003, has bolstered its compliance procedures and internal controls, and has sought and obtained restitution from Mr. Fraser of expenses paid by the Company that Mr. Fraser was not authorized to receive.

On March 9, 2010, the Company and Harry H. Herington, the Company’s Chairman of the Board and Chief Executive Officer, Stephen M. Kovzan, the Company's Chief Financial Officer, and William F. Bradley, Jr., the Company's Chief Operating Officer and General Counsel (collectively the “Officers”), received "Wells Notices" from the Staff.  A Wells Notice provides recipients with an opportunity to respond to issues raised in an investigation prior to any decision by the SEC on bringing an enforcement action, and is neither a formal allegation nor a finding of wrongdoing.

The Wells Notice stated that the Staff is considering recommending that the SEC authorize a civil injunctive action against the Company and its Officers alleging violations of various provisions of the federal securities laws.  The Staff indicated that it may seek a permanent injunction and civil penalties against the Company and its Officers, disgorgement and officer and director bars against the Officers, and permanent suspensions from appearing and practicing before the SEC against Mr. Kovzan and Mr. Bradley.

It appears that the Staff believes that the Company and its Officers should have responded sooner and more completely to indications of potential misconduct by Mr. Fraser involving claiming personal expenses as reimbursable business expenses.  Any expense reimbursements improperly claimed by Mr. Fraser were not authorized by the Company's board of directors or any of its committees as compensation or loans.  It appears that the Staff also believes that the Company and its Officers should have characterized certain authorized payments to Mr. Fraser as compensation rather than reimbursed business expenses, including payments relating to travel by Mr. Fraser from Jackson, Wyoming to the Company's headquarters in Kansas. The Staff did not indicate that it believes Mr. Herington, Mr. Kovzan, or Mr. Bradley personally received any inappropriate expense reimbursements or that there was any failure to properly disclose their own compensation. The Company and the Officers disagree with the proposed recommendations of the Staff and are prepared to explain their reasons for this view. The Company and the Officers provided their responsive Wells Submissions to the SEC in April 2010.

It is the Company's understanding that the Staff is reviewing a portion of 2008 regarding the reimbursement of expenses to Mr. Fraser in addition to its review of 2002 – 2007. In the event that the SEC investigation or Audit Committee review results in the identification of additional personal expense amounts that Mr. Fraser was not authorized to receive, the Company will seek repayment of such additional amounts from Mr. Fraser.

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

Selling & administrative expenses for the three-month periods ended March 31, 2010 and 2009 include approximately $0.7 million and $0.4 million, respectively, of legal fees and other third-party expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review.  The Company expects to continue to incur significant legal fees and other expenses and could incur fines or other penalties in connection with the ongoing SEC investigation and Audit Committee review.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any legal proceedings.

7. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s two reportable segments consist of its Outsourced Portal businesses and Software & Services businesses.  The Outsourced Portals segment includes the Company's subsidiaries operating outsourced state government portals and the corporate divisions that directly support portal operations.  The Software & Services segment includes the Company’s subsidiaries that provide software development and services other than portal outsourcing services to state and local governments, and primarily includes NIC Technologies and NIC Conquest.  Each of the Company’s Software & Services businesses is an operating segment and has been aggregated to form the Software & Services reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items."  There have been no significant intersegment transactions for the periods reported.  The summary of significant accounting policies applies to all segments.

The measure of profitability by which management evaluates the performance of its segments and allocates resources to them is operating income (loss).  Segment asset or other segment balance sheet information is not presented to the Company’s chief operating decision maker.  Accordingly, the Company has not presented information relating to segment assets.

The table below reflects summarized financial information for the Company's reportable segments for the three-months ended March 31 (in thousands):
	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2010
Revenues	$37,186	$1,071	$-	$38,257

Costs & expenses	24,644	1,102	5,781	31,527
Amortization of acquisition-related intangible assets	81	-	-	81
Depreciation & amortization	958	19	105	1,082
Operating income (loss)	$11,503	$(50)	$(5,886)	$5,567

2009
Revenues	$26,404	$1,006	$-	$27,410

Costs & expenses	16,153	743	4,883	21,779
Depreciation & amortization	823	16	97	936
Operating income (loss)	$9,428	$247	$(4,980)	$4,695

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended March 31 (in thousands):

	2010	2009
Total operating income for reportable segments	$5,567	$4,695
Interest income	1	41
Other expense, net	-	(1)

Consolidated income before income taxes	$5,568	$4,735

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (the “Company”, “NIC”, “we” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties.   Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of NIC's or management's intentions, hopes, beliefs, expectations or predictions of the future. For example, statements like we "expect," we "believe," we "plan," we "intend" or we "anticipate" are forward-looking statements.  Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements.  These include, among others, NIC’s ability to successfully integrate into its operations recently awarded eGovernment contracts or acquired assets or entities; NIC’s ability to successfully increase the adoption and use of eGovernment services; the success of the Company in signing contracts with new states and government agencies, including continued favorable government legislation; NIC's ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; the SEC investigation; and general economic conditions (including the current economic slowdown) and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2009 Annual Report on Form 10-K filed on March 16, 2010 with the SEC and “RISK FACTORS” in Part II, Item 1A of this Form 10-Q.  Investors should read all of these discussions of risks carefully.

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

    Any renewal of these contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon the passage of legislation.  Nine contracts under which we provide portal outsourcing services can be terminated without cause on a specified period of notice.  Collectively, revenues generated from contracts that can be terminated without cause represented 53% of our portal revenues for the three-month period ended March 31, 2010.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.  In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability.

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

•
Non-DMV transaction-based: these are transaction fees from sources other than the sale of DMV records, for transactions conducted by business users and consumer users through our portals, and are generally recurring.  For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 in our Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010.

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

Our software & services businesses

NIC Technologies

NIC Technologies currently derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts with the Federal Election Commission and the state of Michigan and recognizes revenues as services are provided.  During the third quarter of 2009, NIC Technologies entered into a new contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage a National Motor Carrier Pre-Employment Screening Program (“NMCPSP”).  The NMCPSP is currently expected to launch during the second quarter of 2010. The contract has an initial one-year term, with four single-year renewals at the option of the FMCSA.  The system will be developed and maintained using a self-funded, transaction-based business model. We currently expect to begin generating revenues under this new contract during the second quarter of 2010.

NIC Conquest

NIC Conquest derives the majority of its revenues from fixed-price application development contracts and recognizes revenues on the percentage of completion method.  NIC Conquest completed the maintenance and operations phase of its contract with the California Secretary of State (“California SOS”) effective December 31, 2009, and delivered a final release of its application to the California SOS for acceptance testing.  During the first quarter of 2010, the California SOS completed its acceptance testing and moved the final release into production.  As a result, NIC Conquest has no future obligations under this contract.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three-month periods ended March 31, 2010 and 2009.  This discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes included in this Form 10-Q.

	Three Months Ended March 31,
Key Financial Metrics	2010	2009
Revenue growth – outsourced portals	41%	11%
Same state revenue growth – outsourced portals	6%	10%
Recurring portal revenue %	89%	91%
Gross profit % - outsourced portals	37%	44%
Selling & administrative expenses as % of total revenues	19%	23%
Operating income margin % (operating income as a % of total revenues)	15%	17%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three Months Ended March 31,
Portal Revenue Analysis	2010	% Change	2009
DMV transaction-based	$16,870	36%	$12,372
Non-DMV transaction-based	14,465	50%	9,616
Portal software development	3,961	60%	2,479
Portal management	1,890	(2%)	1,937

Total	$37,186	41%	$26,404

Portal revenues in the current quarter increased 41%, or approximately $10.8 million, over the prior year quarter.  Of this increase, 35%, or approximately $9.2 million, was attributable to our newer portals, including Texas ($8.7 million, which includes DMV transaction-based revenues of $4.0 million, non-DMV transaction-based revenues of $3.1 million and portal software development revenues of $1.6 million), which began to generate revenues in June 2009, and New Mexico ($0.5 million), which began to generate DMV revenues in October 2009; and 6%, or approximately $1.6 million, was attributable to an increase in same state portal revenues (outsourced portals in operation and generating revenues for two full periods).

Same state portal revenues in the current quarter increased 6% over the prior year quarter primarily due to increased revenues from our Alabama, Arizona, Arkansas, Hawaii, and South Carolina portals, among others.  Our same state revenue growth in the current quarter was lower than the 10% growth we achieved in the prior year quarter primarily due to lower portal software development revenues, which decreased 4% from the prior year, and to lower non-DMV transaction-based revenue growth.  The decrease in portal software development revenues in the current quarter was the result of a few significant non-recurring time and materials projects in the prior year.  Same state non-DMV transaction-based revenue growth was 19% in the current quarter, down from 28% in the prior year quarter, due in part to the launch of state-wide payment processing services for Alabama liquor stores during the fourth quarter of 2008 in addition to the deployment of other transaction-based services across our portal states, which led to higher non-DMV revenue growth in the prior year quarter.  In addition, same state DMV revenue growth in the current quarter was flat compared to 2% in the prior year quarter.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.  We believe our DMV revenues in both the current and prior year quarters were negatively affected by the continued weakness in the broader macroeconomic conditions, which we expect may continue throughout 2010.

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

	Three Months Ended March 31,
Cost of Portal Revenue Analysis	2010	% Change	2009
Fixed costs	$16,342	46%	$11,208
Variable costs	6,953	89%	3,684

Total	$23,295	56%	$14,892

Cost of portal revenues for the current quarter increased 56%, or approximately $8.4 million, over the prior year quarter.  Of this increase, 46%, or approximately $6.9 million, was attributable to our newer state portal businesses in Texas ($6.5 million, which includes fixed costs of $4.1 million and variable costs of $2.4 million) and New Mexico ($0.2 million) and other portal-related start-up costs ($0.2 million); and 10%, or $1.5 million, was attributable to an increase in same state cost of portal revenues.

The increase in same state cost of portal revenues in the current quarter was partially attributable to additional personnel in several of our portals due to our continued growth and reinvestment in our core business, coupled with increased employee compensation and benefit costs.  Also contributing to this increase was an increase in variable bank fees, particularly from our portals in Alabama, Colorado and South Carolina.  A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit percentage was 37% in the current year quarter, down from 44% in the prior year quarter.  The decrease in 2010 was due to the increase in cost of portal revenues, as described above.  In addition, the portal gross profit percentage from our new Texas portal business was lower than our company-wide average.  We also incurred approximately $0.2 million of portal-related start-up costs, as discussed above.  We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).  We currently expect our portal gross profit percentage to be in the mid to upper 30% range in 2010, primarily reflecting lower margins from the Texas portal business, which commenced a new seven-year contract on January 1, 2010.

SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three Months Ended March 31,
Software & Services Revenue Analysis	2010	% Change	2009

NIC Technologies	$731	8%	$679
NIC Conquest	180	18%	153
Other	159	(9%)	174

Total	$1,070	6%	$1,006

Software & services revenues in the current quarter increased 6%, or approximately $0.1 million, over the prior year quarter.  This increase was primarily due to additional projects for the Federal Election Commission.

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the current quarter increased 51%, or approximately $0.3 million, over the prior year quarter.  This increase was primarily attributable to additional start-up costs related to the new contract with the FMCSA ($0.5 million), offset partially by lower expenses from NIC Conquest ($0.2 million) which was attributable to the completion of the maintenance and operations phase of its contract with the California SOS as of December 31, 2009.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter increased 16%, or approximately $1.0 million, over the prior year quarter.  This increase was primarily attributable to higher incentive compensation and benefit expense (including stock-based compensation for annual grants of restricted stock to certain management-level employees, executive officers and non-employee directors totaling $0.8 million and $0.4 million in the current and prior year quarters), and sales commissions for new business wins.  In connection with the SEC investigation and related Audit Committee review of expense reporting by certain officers of our Company and certain related matters described in Note 6 in the Notes to the Unaudited Consolidated Financial Statements and Part II, Item 1in this Form 10-Q, the Company has incurred professional fees and expenses for the Company and certain of its current and former officers pursuant to advancement of expense provisions in our bylaws.  Selling & administrative expenses for the current and prior year quarters include approximately $0.7 million and $0.4 million, respectively, of legal fees and other expenses incurred in connection with the ongoing SEC investigation and Audit Committee review.  To date, the Company has incurred $3.0 million in expenses related to this matter.  Such expenses may be expected to continue until the SEC resolves this matter with each of the parties who received Wells Notices and until the Audit Committee completes its review of expense reimbursements to Jeffery Fraser, former Chairman of the Board and Chief Executive Officer of the Company, during the period from 1999 to 2003.  At such time, the Company will make a determination as to the right to receive indemnification by each of its current and former officers which may result in repayment of expenses pursuant to their respective undertakings to repay amounts advanced to them if their conduct did not satisfy the standards for receiving indemnification.

In March 2010, the Company's directors and officers liability insurance carrier informally advised the Company that it may reimburse the Company for certain expenses incurred prior to the issuance of the Wells Notices on March 9, 2010 and would reimburse the Company for certain expenses incurred after that time, subject to certain conditions, including application of the $250,000 retention in the insurance policy and the policy limits, the carrier's review of applicable invoices and the carrier's approval of separate counsel for the different insured parties. With respect to expenses incurred prior to the issuance of the Wells Notices, the carrier informally advised that it may reimburse expenses incurred by the Company after the commencement of the formal SEC investigation in June 2008 on behalf of current officers of the Company who received Wells Notices and Mr. Fraser, but excluding the Company's own expenses, and possibly excluding expenses incurred by the Company on behalf of Eric Bur, former Chief Financial Officer of the Company. With respect to expenses incurred after the issuance of the Wells Notices, the carrier informally advised that it would reimburse expenses incurred by the Company, the current officers of the Company who received Wells Notices, Mr. Fraser and Mr. Bur, subject to certain conditions as described above. The Company has not excluded any expenses incurred through March 31, 2010 in connection with the SEC investigation from selling & administrative expenses, pending formal notice from the carrier as to the expenses that will be reimbursed by the carrier. To the extent that the carrier agrees to reimburse the Company for expenses previously recorded in selling & administrative expenses, the Company will treat any such reimbursements as a reduction of selling & administrative expenses in the period such reimbursement is determined to be likely. There can be no assurance that all future expenses or liabilities, if any, incurred by the Company in connection with the SEC investigation will be covered by applicable insurance policies.

    As a percentage of total revenues, selling & administrative expenses were 19% in the current quarter compared to 23% in the prior year quarter.  The decrease in selling & administrative expenses as a percentage of total revenues in the current quarter was primarily a result of significant incremental revenues from the new Texas portal (which totalled $8.7 million for the current quarter). We currently expect selling & administrative costs as a percentage of total revenue to range from 17% to 18% in 2010, which reflects historical levels of modest corporate overhead growth.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS.  We recognized intangible asset amortization expense of approximately $0.1 million related to certain portal management contracts for the state of Texas, which we acquired in the second quarter of 2009, as further discussed in Note 3 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense in the current quarter increased 16%, or approximately $0.1 million, over the prior year quarter.  This increase was primarily attributable to capital expenditures in the current and prior periods for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment to support and enhance corporate-wide information technology security and portal operations, and amortization of capitalized internal use computer software that has been placed in service.

As a percentage of total revenues, depreciation & amortization was 3% in both the current and prior year quarters.  We currently expect depreciation and amortization expense as a percentage of total revenues to be 3% in 2010, as we will continue to make key information technology infrastructure and security investments to support the long-term expansion of our portal business.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $3.4 million in the current quarter while net cash provided by operating activities was $5.7 million in the prior year quarter.  The decrease in cash flow from operations in the current period was primarily the result of the timing of payments in 2010 for sales commissions and quarterly estimated income tax payments, which increased prepaid expenses and other current assets; the timing of payments in 2010 for management-level incentive compensation pursuant to 2009 performance and 401(k) Company matching contributions, which reduced accrued expenses; and the timing of payments to our government partners, which reduced accounts payable.  Accounts payable at the end of fiscal 2009 was temporarily high due in part to an increase in fourth quarter 2009 tax payment processing from tax filing applications, primarily in Hawaii.  Such tax payments are frequently made via ACH or credit cards at the end of the year.  The majority of these year-end tax receipts were remitted to our government partners in early January 2010.  Although operating cash flows were negative $3.4 million for the three-month period ended March 31, 2010, we currently expect to have positive cash flows from operations for the remainder of 2010.

We had a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses.  These losses generated significant federal and state tax net operating losses, or NOLs.  As a result of our NOL carryforwards, we did not pay federal income taxes in 2009, with the exception of the alternative minimum tax, and were paying income taxes in only certain states.  This positively impacted our operating cash flow during the first quarter of 2009.  The Company fully utilized its federal NOL carryforwards in 2009 and made significantly higher estimated quarterly tax payments in the first quarter of 2010.  For the three-month periods ended March 31, 2010 and 2009, combined federal and state income tax payments totaled approximately $3.1 million and $0.8 million, respectively.

Investing Activities

Investing activities in the current quarter primarily reflect $0.9 million of capital expenditures, which was for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office equipment. In addition, we capitalized approximately $0.1 million of internal-use software development costs related to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.  Investing activities in the prior year quarter primarily reflect $0.5 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal business.

Financing Activities

Financing activities in the current quarter primarily reflect payment of the $19.3 million special cash dividend in February 2010, partially offset by the receipt of $0.7 million in proceeds from our employee stock purchase program and tax deductions of approximately $0.1 million related to stock-based compensation.  Financing activities in the prior year quarter primarily reflect the payment of the $19.2 million special cash dividend in February 2009, partially offset by the receipt of $0.5 million in proceeds from our employee stock purchase program.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended March 31, 2010 and December 31, 2009 were approximately $492.6 million and $453.5 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended March 31, 2010 and December 31, 2009 were 7 and 8, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, decreased to $41.2 million at March 31, 2010, from $55.2 million at December 31, 2009.  Our current ratio, defined as current assets divided by current liabilities, at March 31, 2010 was 1.8 compared to 2.0 at December 31, 2009.  The decrease in our working capital and current ratio was primarily attributable to the $19.3 million special dividend paid out of our available cash and cash equivalents in the current quarter, as further discussed below and in Note 4 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

At March 31, 2010, our total cash and cash equivalent balance was $45.7 million compared to $68.6 million at December 31, 2009.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives and special dividend payments (if any) for at least the next twelve months without the need of additional capital.  We have a $10 million unsecured revolving credit facility with a bank.  This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes.  We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility.  In total, we had $1.9 million in available capacity to issue additional letters of credit and $6.9 million of unused borrowing capacity at March 31, 2010 under the facility.  The credit facility expires in May 2011.  However, letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

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

We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year.  We had unused outstanding letters of credit totaling approximately $3.1 million at March 31, 2010.  We are not currently required to cash collateralize these letters of credit.  However, even though we currently expect to be profitable in fiscal 2010 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at March 31, 2010 for the face value of all performance bonds (which are partially supported by letters of credit), letters of credit that do not support performance bonds and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $7.6 million and would have been classified as restricted cash.

           At March 31, 2010, we were bound by performance bond commitments totaling approximately $4.5 million on certain government portal outsourcing contracts.  These performance bonds are collateralized by a $1.0 million letter of credit.  We have never had any defaults resulting in draws on performance bonds or letters of credit.

Off-Balance Sheet Arrangements, Contractual Obligations and Income Tax Uncertainties

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.  We have income tax uncertainties of approximately $0.5 million at March 31, 2010.  These obligations are classified as non-current liabilities on our consolidated balance sheet, as resolution is expected to take more than a year.  We estimate that these matters could be resolved in one to three years.  However, the ultimate timing of resolution is uncertain.

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

 b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 As discussed in Note 6 in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q and Item 1A, Item 3 and Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010, we have been the subject of a formal SEC investigation of expense reporting by certain officers of our Company and certain potentially related matters. In connection with that investigation, a review has been undertaken by the Audit Committee of the Company’s Board of Directors, with the assistance of outside, independent counsel, focused on such expense reporting. The Audit Committee has completed its review for the period from 2004 through June 2007 and is further reviewing expense reimbursement to Jeffrey Fraser, former Chairman of the Board and Chief Executive Officer of the Company, for 1999 through 2003. On March 9, 2010, the Company and Harry H. Herington, the Company’s Chairman of the Board and Chief Executive Officer, Stephen M. Kovzan, the Company's Chief Financial Officer, and William F. Bradley, Jr., the Company's Chief Operating Officer and General Counsel, and certain other former officers of the Company, received "Wells Notices" from the staff of the Division of Enforcement of the SEC.  A Wells Notice provides recipients with an opportunity to respond to issues raised in an investigation prior to any decision by the SEC on bringing an enforcement action, and is neither a formal allegation nor a finding of wrongdoing. The Company and the Officers provided their responsive Wells Submissions to the SEC in April 2010.

ITEM 1A. RISK FACTORS

The following risk factor disclosure is in addition to the risks in “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2009 Annual Report on Form 10-K filed on March 16, 2010 with the Securities and Exchange Commission, and should be read in conjunction with those disclosures.

We may become subject to liability under rules and standards for processing electronic direct debit payments from bank accounts and credit card payments.

Our electronic check processing for online payments made by direct debit to a bank account is governed by rules and standards promulgated by the National Automated Clearing House Association, or NACHA, an industry trade association of banking institutions and regional automated clearing house associations. Under those rules, we may become potentially liable for failing to handle transactions in accordance with those rules, or for failing to return funds within the prescribed time frame to the bank account of the person or entity disputing our authorization to debit those funds, before the dispute regarding our authorization is resolved. Our agreements with governmental agencies at the state, federal, and local levels transfer this obligation for rapid funds return during dispute resolution to the government agencies affected, but in the event that such return does not happen, we may be potentially liable notwithstanding the government’s failure, and we may not be able to obtain reimbursement from the government involved or from the individual user or entity that initiated the debit without authorization. If this were to happen, our business, results of operations, cash flows and financial condition may be adversely affected.  Our credit and debit card processing is also subject to the applicable rules of the particular card association or clearinghouse and applicable law.  If our interpretations, or those of our government partners, of any laws, rules, regulations or standards are incorrect, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide certain of our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals, could be substantial.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           During the first quarter of 2010, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock or the exercise of options as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2010	1,895	$8.48	N/A	N/A
February 3, 2010	10,608	$8.50	N/A	N/A
February 4, 2010	5,614	$8.24	N/A	N/A
March 4, 2010	6,550	$7.25	N/A	N/A

ITEM 5.  OTHER INFORMATION

The Company held its Annual Meeting of stockholders on May 4, 2010.  At the meeting, the following matters were voted upon by the stockholders:

1.	The election of seven (7) Directors to serve for the upcoming year; and

2.	A proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2010.

The following were the Company’s nominees voted upon and elected by the holders of the Company’s common stock: Harry H. Herington, Art N. Burtscher, Daniel J. Evans, Ross C. Hartley, Alexander C. Kemper, William M. Lyons and Pete Wilson.  In the election of the directors, there were 45,291,305 votes “for” Harry H. Herington and 1,894,350 votes “withheld”; 46,569,359 votes “for” Art N. Burtscher and 616,296 votes “withheld”; 46,192,961 votes “for” Daniel J. Evans and 992,694 votes “withheld”; 46,228,349 votes “for” Ross C. Hartley and 957,306 votes “withheld”; 46,585,867 votes “for” Alexander C. Kemper and 599,788 votes “withheld”; 46,589,031 votes “for” William M. Lyons and 596,624 votes “withheld” and 46,192,424 votes “for” Pete Wilson and 993,231 votes “withheld”.

The total votes cast pertaining to the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2010 were as follows: 58,350,678 votes “for”, 613,024 votes “against” and 22,024 abstained

ITEM 6.  EXHIBITS

10.1	Amendment to Registrant's 1999 Employee Stock Purchase Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated:  May 7, 2010                                                                                                /s/Stephen M. Kovzan
   Stephen M. Kovzan
   Chief Financial Officer

NIC Inc.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment to Registrant's 1999 Employee Stock Purchase Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

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

Date: May 7, 2010

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

Date: May 7, 2010

/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

The undersigned Chief Executive Officer and Chief Financial Officer of NIC Inc. (the “Company) each hereby certifies, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2010 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 7, 2010

/s/ Harry H. Herington
Harry H. Herington
Chief Executive Officer

/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer