Form 10-Q
period 2010-06-30
NIC INC
filed 2010-08-05
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, the number of shares outstanding of the registrant's common stock, $0.0001 par value per share, was 63,585,276.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$53,076	$68,632
Trade accounts receivable	41,228	38,964
Deferred income taxes, net	919	834
Prepaid expenses & other current assets	3,693	3,231
Total current assets	98,916	111,661
Property and equipment, net	6,726	6,428
Intangible assets, net	1,812	1,991
Deferred income taxes, net	3,313	3,285
Other assets	289	242
Total assets	$111,056	$123,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,408	$42,872
Accrued expenses	13,152	12,793
Other current liabilities	1,616	777
Total current liabilities	53,176	56,442

Other long-term liabilities	874	607
Total liabilities	54,050	57,049

Commitments and contingencies (Notes 2 and 6)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
63,485 and 63,239 shares issued and outstanding	6	6
Additional paid-in capital	122,782	139,587
Accumulated deficit	(65,782)	(73,035)
Total stockholders' equity	57,006	66,558
Total liabilities and stockholders' equity	$111,056	$123,607

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except for per share amounts

	Three-months ended		Six-months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Portal revenues	$39,482	$30,768	$76,668	$57,172
Software & services revenues	1,256	1,034	2,327	2,040
Total revenues	40,738	31,802	78,995	59,212
Operating expenses:
Cost of portal revenues, exclusive of depreciation
& amortization	23,909	17,718	47,205	32,609
Cost of software & services revenues, exclusive of
depreciation & amortization	1,003	623	1,932	1,239
Selling & administrative	8,103	7,155	15,406	13,426
Nonrecurring gain on acquisition of business, net
of tax (Note 3)	-	(2,184)	-	(2,184)
Amortization of acquisition-related intangible assets	81	629	161	629
Depreciation & amortization	1,090	1,003	2,172	1,940
Total operating expenses	34,186	24,944	66,876	47,659
Operating income	6,552	6,858	12,119	11,553
Other income (expense):
Interest income	1	5	1	45
Other expense, net	(2)	-	(2)	-
Total other income (expense)	(1)	5	(1)	45
Income before income taxes	6,551	6,863	12,118	11,598
Income tax provision	2,621	2,132	4,865	4,089
Net income	$3,930	$4,731	$7,253	$7,509

Basic net income per share	$0.06	$0.07	$0.11	$0.11
Diluted net income per share	$0.06	$0.07	$0.11	$0.11

Weighted average shares outstanding:
Basic	63,468	62,935	63,368	62,867
Diluted	63,529	63,028	63,435	62,937

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2010	63,239	$6	$139,587	$(73,035)	$66,558
Net income	-	-	-	7,253	7,253
Cash dividends on common stock (Note 4)	-	-	(19,312)	-	(19,312)
Shares surrendered upon vesting of restricted
stock to satisfy tax withholdings	(31)	-	(236)	-	(236)
Stock option exercises and restricted stock
vestings	121	-	17	-	17
Stock-based compensation	-	-	1,983	-	1,983
Tax deductions relating to stock-based
compensation	-	-	61	-	61
Issuance of common stock under
employee stock purchase plan	156	-	682	-	682
Balance, June 30, 2010	63,485	$6	$122,782	$(65,782)	$57,006

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Six-months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,253	$7,509
Adjustments to reconcile net income to net cash provided by
operating activities, excluding the effects of acquisition:
Amortization of acquisition-related intangible assets	161	629
Depreciation & amortization	2,172	1,940
Stock-based compensation expense	1,983	1,384
Deferred income taxes, net	(113)	2,392
Nonrecurring gain on acquisition of business, net of tax (Note 3)	-	(2,184)
Loss on disposal of property and equipment	2	-
Changes in operating assets and liabilities, net of acquisition:
(Increase) in trade accounts receivable	(2,264)	(2,742)
(Increase) decrease in prepaid expenses & other current assets	(462)	308
(Increase) in other assets	(47)	(4)
Increase (decrease) in accounts payable	(4,464)	6,277
Increase in accrued expenses	123	1,768
Increase in other current liabilities	839	218
Increase (decrease) in other long-term liabilities	267	(278)
Net cash provided by operating activities	5,450	17,217

Cash flows from investing activities:
Purchases of property and equipment	(2,184)	(1,321)
Capitalized internal use software development costs	(270)	(265)
Acquisition of business (Note 3)	-	(1,500)
Net cash used in investing activities	(2,454)	(3,086)

Cash flows from financing activities:
Cash dividends on common stock	(19,312)	(19,150)
Proceeds from employee common stock purchases	682	465
Proceeds from exercise of employee stock options	17	27
Tax deductions related to stock-based compensation	61	917
Net cash used in financing activities	(18,552)	(17,741)

Net decrease in cash and cash equivalents	(15,556)	(3,610)
Cash and cash equivalents, beginning of period	68,632	60,373
Cash and cash equivalents, end of period	$53,076	$56,763

Other cash flow information:
Income taxes paid	$3,137	$792

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of NIC Inc. and its subsidiaries ("NIC" or the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries as of the dates and for the interim periods presented.  These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010, and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  The consolidated balance sheet data included herein as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

The Company’s software & services businesses primarily include its subsidiaries that provide software development and services other than portal outsourcing services to state and local governments, and include NIC Technologies and NIC Conquest.  NIC Technologies designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies through its contracts with the Federal Election Commission and the state of Michigan.  During the third quarter of 2009, NIC Technologies entered into a new contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage a National Motor Carrier Pre-Employment Screening Program (“NMCPSP”).  The NMCPSP launched in the second quarter of 2010.  The contract has an initial one-year term, with four single-year renewals at the option of the FMCSA.  NIC Conquest completed the maintenance and operations phase of its one remaining contract to provide software applications and services for electronic filings and document management for the California Secretary of State (“California SOS”) effective December 31, 2009, and delivered a final release of its application to the California SOS for acceptance testing.  During the first quarter of 2010, the California SOS completed its acceptance testing and moved the final release into production.  As a result, NIC Conquest has no future obligations under this contract.  NIC offers UCC applications through several of its state portals, typically through the Secretary of State’s office; however, transactional revenues associated with these applications are not associated with NIC Conquest and are included in portal revenues.

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services.  The portal category includes revenues from the Company’s subsidiaries operating government portals under long-term contracts on an outsourced basis.  The software & services category includes revenues primarily from the Company’s software & services businesses.  The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, amortization of acquisition-related intangible assets and depreciation & amortization.  Cost of portal revenues consist of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), telecommunications, merchant fees required to process credit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities.  Cost of software & services revenues consist of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses.  Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent.  Selling & administrative costs also consist of stock-based compensation and corporate-level expenses for market development and public relations.  In addition, selling & administrative costs include legal fees and other expenses incurred in connection with the ongoing SEC investigation and Audit Committee review.  See Note 6 for additional information.

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

Earnings per share

The Company accounts for its service-based restricted stock awards, which contain non-forfeitable rights to dividends, as participating securities.  Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method, which is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders.  Unvested service-based restricted shares totaled approximately 1.0 million at both June 30, 2010 and 2009, respectively.  Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities.  Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the relevant period.  Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the relevant period.  The dilutive effect of stock options and shares related to the employee stock purchase plan is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.  The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$3,930	$4,731	$7,253	$7,509
Less: Income allocated to participating securities	(61)	(73)	(305)	(290)
Net income available to common stockholders	$3,869	$4,658	$6,948	$7,219
Denominator:
Weighted average shares – basic	63,468	62,935	63,368	62,867
Stock options and restricted stock awards	61	93	67	70
Weighted average shares – diluted	63,529	63,028	63,435	62,937

Basic net income per share:
Net income	$0.06	$0.07	$0.11	$0.11

Diluted net income per share:
Net income	$0.06	$0.07	$0.11	$0.11

Outstanding stock options totaling approximately 300 shares for the three- and six-month periods ended June 30, 2009, respectively, were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the period.  There were no outstanding stock options excluded from the computation of diluted weighted average shares outstanding for the three- and six-month periods ended June 30, 2010.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring the financial stability of those institutions.  In November 2008, the Federal Deposit Insurance Corporation adopted the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen investor confidence and encourage liquidity in the banking system by providing full coverage on noninterest bearing deposit transaction accounts, regardless of dollar amount, for participating banks through December 31, 2009.  In August 2009, the FDIC extended the Transaction Account Guarantee (“TAG”) portion of the TLGP to allow participating banks to continue in the program through June 30, 2010.  In April 2010, the FDIC extended the TAG portion of the TLGP to allow participating banks to continue in the program through December 31, 2010.  At June 30, 2010, the amount of cash held by the Company in domestic non-interest bearing checking accounts was approximately $51.6 million (of which approximately $8.4 million was either held at banks electing to continue participation in the TAG or subject to FDIC insurance, while approximately $43.2 million exceeded FDIC insurance limits), while the amount of cash held in interest-bearing sweep accounts was approximately $1.5 million.  With respect to the cash held in sweep accounts, the Company limits its exposure to credit loss by investing the cash held in its sweep accounts primarily in U.S. government money market accounts that purchase U.S. agency instruments, direct obligations of the U.S. Treasury or repurchase agreements secured by U.S. agency instruments.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.  The Company has not experienced any significant credit losses for the periods reported.

Recent Accounting Pronouncements

In October 2009, the FASB issued new guidance related to the accounting for multiple-deliverable revenue arrangements.  These new rules amend the existing guidance for separating consideration into multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable.  The new guidance regarding multiple-deliverable revenue arrangements is effective for the Company beginning January 1, 2011.  The guidance may be applied retrospectively or prospectively for new or materially modified arrangements.  The Company is currently evaluating the requirements of this new guidance and has not yet determined the impact, if any, on its consolidated financial statements.

In October 2009, the FASB issued new guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements.  Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance.  The new guidance regarding software revenue arrangements is effective for the Company beginning January 1, 2011.  The guidance may be applied retrospectively or prospectively for new or materially modified arrangements.  The Company is currently evaluating the requirements of this new guidance and has not yet determined the impact, if any, on its consolidated financial statements.

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

Any renewal of these contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passing legislation.  Eleven contracts under which the Company provides portal outsourcing services can be terminated without cause on a specified period of notice; collectively, revenues generated from these contracts represented 58% and 59% of the Company’s portal revenues for the three- and six-month periods ended June 30, 2010, respectively.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal.  In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability.

At June 30, 2010, the Company was bound by performance bond commitments totaling approximately $4.5 million on certain portal outsourcing contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.  We have never had any defaults resulting in draws on performance bonds or letters of credit.

The following is a summary of the Company’s twenty-three outsourced state government portal contracts at June 30, 2010 together with the year the Company commenced providing services to the state:

NIC Subsidiary	Portal Web Site (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2013
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016
West Virginia Interactive	www.WV.gov (West Virginia)	2007	6/30/2011 (6/30/2013)
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2011 (6/26/2013)
Vermont Information Consortium	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive	www.Kentucky.gov (Kentucky)	2003	8/19/2012 (8/19/2015)
Alabama Interactive	www.Alabama.gov (Alabama)	2002	2/28/2011 (2/28/2012)
Rhode Island Interactive	www.RI.gov (Rhode Island)	2001	8/7/2012
Oklahoma Interactive	www.OK.gov (Oklahoma)	2001	12/31/2010 (12/31/2014)
Montana Interactive	www.MT.gov (Montana)	2001	12/31/2010
NICUSA, TN Division	www.Tennessee.gov (Tennessee)	2000	8/27/2011
Hawaii Information Consortium	www.Hawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium	www.Idaho.gov (Idaho)	2000	6/30/2011 (6/30/2015)
Utah Interactive	www.Utah.gov (Utah)	1999	6/5/2013 (6/5/2019)
Maine Information Network	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium	www.Arkansas.gov (Arkansas)	1997	6/30/2011
Iowa Interactive	www.Iowa.gov (Iowa)	1997	3/31/2011 (3/31/2012)
Virginia Interactive	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive	www.Nebraska.gov (Nebraska)	1995	1/31/2014 (1/31/2016)
Kansas Information Consortium	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

During the second quarter of 2010, the Company’s contracts with the states of Colorado and Indiana were amended and renewed for four-year terms.  In addition, the Company’s contract with the state of Tennessee was amended and renewed for a one-year term.  The Company also entered into a new one-year contract with the state of West Virginia, which includes options for the government to extend the contract for two additional one-year terms.  In addition, the Company received a three-year contract extension from the New Mexico Motor Vehicle Division to manage the state’s driver history database, a two-year contract extension from the state of Rhode Island and a one-year contract extension from the state of Arkansas.

3. ACQUIRED TEXAS PORTAL MANAGEMENT CONTRACTS

On May 29, 2009, the Company, through its indirect wholly-owned subsidiary Texas NICUSA, LLC (“TXNICUSA”), completed the acquisition of certain assets from BearingPoint, Inc. (“BearingPoint”), including the then-current portal management contract and related contracts for the state of Texas through December 31, 2009 (the “Acquired Texas Contracts”).  The acquired assets were part of BearingPoint’s North American Public Services Unit which BearingPoint previously agreed to sell to Deloitte LLP (“Deloitte”) pursuant to an Asset Purchase Agreement dated March 23, 2009 (“Asset Purchase Agreement”).  BearingPoint had previously filed for relief under Chapter 11 of the U.S. Bankruptcy Code in February 2009.  Pursuant to the terms of the Asset Purchase Agreement, Deloitte designated the Company as the acquirer of certain designated contracts and assets, and the Company acquired the rights to the designated contracts and the assets directly from BearingPoint.

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

(in thousands, except per share data)	For the six months ended June 30, 2009
Revenues	$73,589
Net income	$7,630
Net income per common share:
Basic	$0.12
Diluted	$0.12

The amounts above have been calculated after applying the Company’s accounting policies and adjusting the results to reflect the $2.2 million nonrecurring gain on acquisition of business (net of tax) and additional amortization expense that would have been incurred assuming the fair value adjustments to the net assets acquired had been applied from January 1, 2009, together with the consequential tax effects.

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

5. STOCK BASED COMPENSATION

During the first and second quarters of 2010, the Board of Directors of the Company granted certain management-level employees and executive officers service-based restricted stock awards totaling 79,523 and 16,287 shares, respectively, with a grant-date fair value of $8.34 and $7.06 per share, totaling approximately $0.7 million and $0.1 million.  Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%.  Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

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

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Cost of portal revenues, exclusive of depreciation & amortization	$272	$179	$535	$367
Cost of software & services revenues, exclusive of depreciation and amortization	13	9	25	17
Selling & administrative	659	629	1,423	1,000
Stock-based compensation expense before income taxes	944	817	1,983	1,384
Income tax benefit	(368)	(319)	(774)	(540)

Net stock-based compensation expense	$576	$498	$1,209	$844

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

The Company and Harry H. Herington, the Company’s Chairman of the Board and Chief Executive Officer, Stephen M. Kovzan, the Company's Chief Financial Officer, and William F. Bradley, Jr., the Company's Chief Operating Officer and General Counsel (collectively the “Officers”), have received "Wells Notices" from the Staff.  A Wells Notice provides recipients with an opportunity to respond to issues raised in an investigation prior to any decision by the SEC on bringing an enforcement action, and is neither a formal allegation nor a finding of wrongdoing.

The Wells Notices stated that the Staff is considering recommending that the SEC authorize a civil injunctive action against the Company and its Officers alleging violations of various provisions of the federal securities laws.  The Staff indicated that it may seek a permanent injunction and civil penalties against the Company and its Officers, disgorgement and officer and director bars against the Officers, and permanent suspensions from appearing and practicing before the SEC against Mr. Kovzan and Mr. Bradley.

It appears that the Staff believes that the Company and its Officers should have responded sooner and more completely to indications of potential misconduct by Mr. Fraser involving claiming personal expenses as reimbursable business expenses.  Any expense reimbursements improperly claimed by Mr. Fraser were not authorized by the Company's board of directors or any of its committees as compensation or loans.  It appears that the Staff also believes that the Company and its Officers should have characterized certain authorized payments to Mr. Fraser as compensation rather than reimbursed business expenses, including payments relating to travel by Mr. Fraser from Jackson, Wyoming to the Company's headquarters in Kansas. It also appears that the Staff believes that the Company did not adequately disclose the results of the internal investigation by the Audit Committee for the period from 2004 through June 2007.  The Company and the Officers disagree with the proposed recommendations of the Staff and have provided their responsive Wells Submissions to the SEC.

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

Should the Staff's view of the characterization of Mr. Fraser’s expenses be determined to be correct, the Company believes that the expenses would continue to be reflected as selling & administrative expenses in the Company's results for the period from 2002 through 2007 and would not significantly change the Company's operating income (loss) or net income (loss) during any of those periods.

There can be no assurance that the SEC will not take actions that could adversely affect the Company as a result of the matters described above.  Among other things, if the SEC were to authorize and obtain officer and director bars in a SEC civil injunctive action against any of the members of management referenced above, the Company would lose the services of key personnel that could be expected to have a material adverse effect on the Company.  In addition, any negative outcome of the SEC investigation, including charging or finding violations of the anti-fraud provisions of the federal securities laws, may adversely affect the Company's reputation and customer relationships, which may, in turn, impair its ability to obtain new business or retain existing business or to address requests for renegotiation of the terms of existing portal contracts.

Selling & administrative expenses for the three- and six-month periods ended June 30, 2010 include approximately $1.4 million (net of approximately $0.4 million of directors’ and officers’ liability insurance reimbursement that the Company was notified by its insurance carrier was approved for payment during the second quarter of 2010 and subsequently collected by the Company) and $2.1 million, respectively, of legal fees and other third-party expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review.  Selling & administrative expenses for the three- and six-month periods ended June 30, 2009 include approximately $0.2 million and $0.6 million, respectively, of legal fees and other third-party expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review.  The Company expects to continue to incur significant legal fees and other expenses and could incur penalties in connection with the ongoing SEC investigation and Audit Committee review.

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

The table below reflects summarized financial information for the Company's reportable segments for the three months ended June 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2010
Revenues	$39,482	$1,256	$-	$40,738

Costs & expenses	25,275	1,045	6,695	33,015
Amortization of acquisition-related intangible assets	81	-	-	81
Depreciation & amortization	963	21	106	1,090
Operating income (loss)	$13,163	$190	$(6,801)	$6,552

2009
Revenues	$30,768	$1,034	$-	$31,802

Costs & expenses	19,004	776	5,716	25,496
Amortization of acquisition-related intangible assets	629	-	-	629
Depreciation & amortization	883	16	104	1,003
Nonrecurring gain on acquisition of business (net of tax)	(2,184)	-	-	(2,184)
Operating income (loss)	$12,436	$242	$(5,820)	$6,858

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended June 30 (in thousands):

	2010	2009
Total operating income for reportable segments	$6,552	$6,858
Interest income	1	5
Other expense, net	(2)	-

Consolidated income before income taxes	$6,551	$6,863

The table below reflects summarized financial information for the Company's reportable segments for the six months ended June 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2010
Revenues	$76,668	$2,327	$-	$78,995

Costs & expenses	49,919	2,249	12,375	64,543
Amortization of acquisition-related intangible assets	161	-	-	161
Depreciation & amortization	1,922	40	210	2,172
Operating income (loss)	$24,666	$38	$(12,585)	$12,119

2009
Revenues	$57,172	$2,040	$-	$59,212

Costs & expenses	35,022	1,519	10,733	47,274
Amortization of acquisition-related intangible assets	629	-	-	629
Depreciation & amortization	1,704	32	204	1,940
Nonrecurring gain on acquisition of business (net of tax)	(2,184)	-	-	(2,184)
Operating income (loss)	$22,001	$489	$(10,937)	$11,553

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the six months ended June 30 (in thousands):

	2010	2009
Total operating income for reportable segments	$12,119	$11,553
Interest income	1	45
Other expense, net	(2)	-

Consolidated income before income taxes	$12,118	$11,598

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

Any renewal of these contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon the passage of legislation.  Eleven contracts under which we provide portal outsourcing services can be terminated without cause on a specified period of notice.  Collectively, revenues generated from contracts that can be terminated without cause represented 58% and 59% of our portal revenues for the three-and six-month periods ended June 30, 2010.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.  In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability.

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

Our software & services businesses

NIC Technologies

NIC Technologies currently derives the majority of its revenues from time and materials application development and maintenance outsourcing contracts with the Federal Election Commission and the state of Michigan and recognizes revenues as services are provided.  During the third quarter of 2009, NIC Technologies entered into a new contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage a National Motor Carrier Pre-Employment Screening Program (“NMCPSP”).  The NMCPSP launched in the second quarter of 2010.  The contract has an initial one-year term, with four single-year renewals at the option of the FMCSA.  The NMCPSP was developed and will be maintained using a self-funded, transaction-based business model.

NIC Conquest

NIC Conquest derived the majority of its revenues from fixed-price application development contracts and recognized revenues on the percentage of completion method.  NIC Conquest completed the maintenance and operations phase of its contract with the California Secretary of State (“California SOS”) effective December 31, 2009, and delivered a final release of its application to the California SOS for acceptance testing.  During the first quarter of 2010, the California SOS completed its acceptance testing and moved the final release into production.  As a result, NIC Conquest has no future obligations under this contract.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010.

TEXAS CONTRACTS

In the second quarter of 2009, we acquired the then-current portal management contract and related contracts for the state of Texas (collectively, the “Acquired Texas Contracts”).  The Acquired Texas Contracts expired on December 31, 2009, except certain Master Work Order projects will expire on August 31, 2012 and others will expire on August 31, 2014.  During the third quarter of 2009 we entered into a new seven-year contract with the state of Texas to manage the state’s official government portal (the “New Texas Contract”).  The New Texas Contract commenced on January 1, 2010 and runs through August 31, 2016.  We did not begin earning revenues under the New Texas Contract until 2010.  The New Texas Contract has terms substantially different than the Acquired Texas Contracts.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three-and six-month periods ended June 30, 2010 and 2009.  This discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes included in this Form 10-Q.

	Three months ended June 30,		Six months ended June 30,
Key Financial Metrics	2010	2009	2010	2009
Revenue growth – outsourced portals	28%	25%	34%	18%
Same state revenue growth – outsourced portals	7%	13%	7%	12%
Recurring portal revenue %	88%	89%	89%	90%
Gross profit % - outsourced portals	39%	42%	38%	43%
Selling & administrative expenses as % of total revenues	20%	22%	20%	23%
Operating income margin % (operating income as a % of total revenues)	16%	22%	15%	20%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended June 30,			Six months ended June 30,
	2009	% Change	2009	2010	% Change	2009
DMV transaction-based	$16,339	24%	$13,169	$33,208	30%	$25,541
Non-DMV transaction-based	16,546	34%	12,342	31,012	41%	21,958
Portal management	1,890	2%	1,853	3,780	0%	3,790
Portal software development	4,707	38%	3,404	8,668	47%	5,883

Total	$39,482	28%	$30,768	$76,668	34%	$57,172

Portal revenues in the current quarter increased 28%, or approximately $8.7 million, over the prior year quarter.  Of this increase, 22%, or approximately $6.8 million, was attributable to our newer portals, including Texas ($6.3 million, which includes increases in DMV transaction-based revenues of $2.5 million, non-DMV transaction-based revenues of $2.2 million and portal software development revenues of $1.6 million), which began to generate revenues in June 2009, and New Mexico ($0.5 million), which began to generate revenues in October 2009; and 6%, or approximately $1.9 million, was attributable to an increase in same state portal revenues (outsourced portals in operation and generating revenues for two full periods).  Portal revenues from the New Texas Contract were approximately $9.2 million in the current quarter, while portal revenues from the Acquired Texas Contracts were approximately $2.9 million in the prior year quarter after the Company's acquisition of the contracts on May 29, 2009.

Same state portal revenues in the current quarter increased 7% over the prior year quarter primarily due to increased revenues from our Alabama, Arkansas, Colorado, Montana, and Tennessee portals, among others.  Our same state revenue growth in the current quarter was lower than the 13% growth we achieved in the prior year quarter primarily due to lower portal software development revenues, which decreased 10% from the prior year, and to lower non-DMV transaction-based revenue growth.  The decrease in portal software development revenues in the current quarter was the result of a few significant non-recurring time and materials projects in the prior year.  Same state non-DMV transaction-based revenue growth was 18% in the current quarter, down from 27% in the prior year quarter, due in part to the launch of state-wide payment processing services for Alabama liquor stores during the fourth quarter of 2008 in addition to the deployment of other transaction-based services across our portal states, which led to higher non-DMV revenue growth in the prior year quarter.  Same state DMV revenue growth increased 1% in the current quarter compared to a 1% revenue decrease in the prior year quarter.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.  We believe our DMV revenues in both the current and prior year quarters were negatively affected by the continued weakness in the broader macroeconomic conditions, which we expect may continue throughout 2010.

Portal revenues for the six months in the current fiscal year increased 34%, or approximately $19.5 million, over the prior year period.  Of this increase, 28%, or approximately $16.0 million, was attributable to our new portals, including Texas ($15.0 million, which includes increases in DMV transaction-based revenues of $6.6 million, non-DMV transaction-based revenues of $5.2 million and portal software development revenues of $3.2 million), and New Mexico ($1.0 million); and 6%, or approximately $3.5 million, was attributable to an increase in same state portal revenues.  Portal revenues from the New Texas Contract were approximately $17.9 million in the current year-to-date period, while portal revenues from the Acquired Texas Contracts were approximately $2.9 million in the prior year period after the Company's acquisition of the contracts on May 29, 2009.

Same state portal revenues in the current year-to-date period increased 7% over the prior year period, with same state DMV transaction-based revenues remaining flat and same state non-DMV transaction-based revenues increasing 18%.  The increase in non-DMV transaction-based revenues was attributable to strong performance from several key applications, including payment processing, tax filings, motor vehicle registrations and professional license renewals.

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

	Three months ended June 30,			Six months ended June 30,
	2010	% Change	2009	2010	% Change	2009
Fixed costs	$16,504	28%	$12,931	$32,847	36%	$24,138
Variable costs	7,405	55%	4,787	14,358	69%	8,471

Total	$23,909	35%	$17,718	$47,205	45%	$32,609

Cost of portal revenues for the current quarter increased 35%, or approximately $6.2 million, over the prior year quarter.  Of this increase, 31%, or approximately $5.4 million, was attributable to our newer state portal businesses in Texas ($5.0 million, which includes increases in fixed costs of $3.4 million and variable costs of $1.6 million) and New Mexico ($0.2 million) and other portal-related start-up costs ($0.2 million); and 4%, or $0.8 million, was attributable to an increase in same state cost of portal revenues.  Cost of portal revenues from the New Texas Contract was approximately $7.0 million in the current quarter, while cost of portal revenues from the Acquired Texas Contracts was approximately $2.0 million in the prior year quarter after the Company's acquisition of the contracts on May 29, 2009.

The increase in same state cost of portal revenues in the current quarter was attributable to an increase in variable bank fees, particularly from our portals in Alabama, Colorado, Kansas, and South Carolina.  A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit percentage was 39% in the current year quarter, down from 42% in the prior year quarter.  This decrease was due mainly to the gross profit percentage from the New Texas Contract, which is currently lower than the company-wide average excluding the New Texas Contract.  Excluding revenues and cost of revenues from the New Texas Contract in 2010 and the Acquired Texas Contracts in 2009, our portal gross profit percentage would have been 44% in both quarters.  We also incurred approximately $0.2 million of portal-related start-up costs, as discussed above.  We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).  We currently expect our portal gross profit percentage to be in the mid to upper 30% range in 2010, primarily reflecting lower margins from the New Texas Contract.

Cost of portal revenues for the six months in the current fiscal year increased 45%, or approximately $14.6 million, over the prior period.  Of this increase, 38%, or approximately $12.3 million, was attributable to our newer state portal businesses in Texas ($11.5 million, which includes increases in fixed costs of $7.6 million and variable costs of $3.9 million) and New Mexico ($0.5 million) and other portal-related start-up costs ($0.3 million); and 7%, or approximately $2.3 million, attributable to an increase in same state cost of portal revenues.  Cost of portal revenues from the New Texas Contract was approximately $13.5 million in the current year-to-date period, while cost of portal revenues from the Acquired Texas Contracts was approximately $2.0 million in the prior year period after the Company's acquisition of the contracts on May 29, 2009.  Our portal gross profit rate for the six months in the current year period was 38% compared to 43% in the prior year period, for reasons further discussed above.  Excluding the New Texas Contract in 2010 and the Acquired Texas Contracts in 2009, our portal gross profit percentage would have been 43% and 44%, respectively.

SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended June 30,			Six months ended June 30,
	2010	% Change	2009	2010	% Change	2009
NIC Technologies	$987	27%	$778	$1,718	18%	$1,457
NIC Conquest	-	(100%)	155	180	(42%)	308
Other	269	166%	101	429	56%	275

Total	$1,256	21%	$1,034	$2,327	14%	$2,040

Software & services revenues in the current quarter increased 21%, or approximately $0.2 million, over the prior year quarter.  This increase was primarily due to revenues from the NMCPSP with the FMCSA ($0.3 million), which launched during the second quarter of 2010, and revenues from other services ($0.1 million).  These increases were partially offset by NIC Conquest’s completion of its contract with California SOS in the first quarter of 2010, as NIC Conquest no longer recognizes revenues relating to this contract.  Software & services revenues for the six months in the current fiscal year increased 14%, or approximately $0.3 million, over the prior period.  This increase was primarily due to the launch of the NMCPSP and revenues from other services, offset partially by lower revenues from NIC Conquest.

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the current quarter increased 61% or approximately $0.4 million, over the prior year quarter.  This increase was primarily attributable to additional start-up costs related to the new contract with the FMCSA ($0.5 million), offset partially by lower expenses from NIC Conquest ($0.2 million) which was attributable to the completion of its contract with the California SOS in the first quarter of 2010.  Cost of software & services revenues for the six months in the current fiscal year increased 56%, or approximately $0.7 million, over the prior year quarter.  This increase was primarily attributable to additional start-up costs related to the new contract with the FMCSA ($1.0 million), offset partially by lower expenses from NIC Conquest ($0.3 million) which was attributable to the completion of the maintenance and operations phase of its contract with the California SOS as of December 31, 2009.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter and year-to-date periods increased 13% and 15%, respectively, or approximately $0.9 million and $2.0 million, over the prior year periods.  The increase in selling & administrative expenses in the current quarter was primarily attributable to costs of the SEC investigation and related Audit Committee review of expense reporting by certain officers of our Company and certain related matters described in Note 6 in the Notes to the Unaudited Consolidated Financial Statements and Part II, Item 1in this Form 10-Q.  Selling & administrative expenses for the three- and six-month periods ended June 30, 2010 include approximately $1.4 million and $2.1 million, respectively, of legal fees and other expenses incurred for the Company and certain of its current and former officers pursuant to advancement of expense provisions in our bylaws in connection with the ongoing SEC investigation and the Audit Committee review.  Selling & administrative expenses for the three- and six-month periods ended June 30, 2009 include approximately $0.2 million and $0.6 million, respectively, of legal fees and other expenses incurred in connection with the ongoing SEC investigation and the Audit Committee review.  To date, the Company has incurred approximately $4.4 million in expenses related to this matter, net of directors’ and officers’ liability insurance reimbursement, as further discussed below.  Such expenses may be expected to continue until the SEC resolves this matter with each of the parties who received Wells Notices and until the Audit Committee completes its review of expense reimbursements to Jeffery Fraser, former Chairman of the Board and Chief Executive Officer of the Company, during the period from 1999 to 2003.  At such time, the Company will make a determination as to the right to receive indemnification by each of its current and former officers which may result in repayment of expenses pursuant to their respective undertakings to repay amounts advanced to them if their conduct did not satisfy the standards for receiving indemnification.  Selling & administrative expenses in the prior year quarter include acquisition-related costs of approximately $0.5 million related to the Acquired Texas Contracts and prior year sales and marketing expenses associated with new state portal procurement opportunities.  Current quarter and year-to-date selling & administrative expenses also include higher sales commissions for new business wins of approximately $0.2 million and $0.4 million, respectively.  In addition, year-to-date selling & administrative expenses include higher incentive compensation and benefit expense (including stock-based compensation for annual grants of restricted stock to certain management-level employees, executive officers and non-employee directors) of approximately $0.4 million.

In March 2010, the Company's directors and officers liability insurance carrier informally advised the Company that it may reimburse the Company for reasonable defense costs incurred prior to the initial issuance of the Wells Notices on March 9, 2010 and would reimburse the Company for certain expenses incurred after that time, subject to certain conditions, including application of the $250,000 retention in the insurance policy and the policy limits, the carrier's review of applicable invoices and the carrier's approval of separate counsel for the different insured parties. With respect to expenses incurred prior to the initial issuance of the Wells Notices, the carrier informally advised that it may reimburse expenses incurred by the Company after the commencement of the formal SEC investigation in June 2008 on behalf of current officers of the Company who received Wells Notices and Mr. Fraser, but excluding the Company's own expenses, and possibly excluding expenses incurred by the Company on behalf of Eric Bur, former Chief Financial Officer of the Company. With respect to expenses incurred after the issuance of the Wells Notices, the carrier informally advised that it would reimburse reasonable defense costs incurred by the Company, the current officers of the Company who received Wells Notices, Mr. Fraser and Mr. Bur, subject to certain conditions as described above. During the second quarter of 2010, the Company reduced selling & administrative expenses by approximately $0.4 million following formal notice from the carrier that such expenses that would be reimbursed by the carrier, and recorded an account receivable for the same amount. The Company received the reimbursement in the third quarter of 2010.  To the extent that the carrier agrees to further reimburse the Company for expenses previously recorded in selling & administrative expenses, the Company will treat any such reimbursements as a reduction of selling & administrative expenses in the period such reimbursement is determined to be probable. There can be no assurance that all future expenses incurred by the Company in connection with the SEC investigation will be covered by applicable insurance policies.  Any penalties incurred by the Company or any other person would not be covered under applicable insurance policies.

As a percentage of total revenues, selling & administrative expenses were 20% in both the current quarter and year-to-date periods compared to 22% and 23% in the prior year periods.  The decrease in selling & administrative expenses as a percentage of total revenues in both the current quarter and year-to-date periods was primarily a result of significant incremental revenues from the New Texas Contract and to a lesser extent from continued revenue growth from the Company’s portal business excluding Texas.

NONRECURRING GAIN ON ACQUISITION OF BUSINESS (NET OF TAX).  We recognized a nonrecurring gain of approximately $2.2 million (net of tax) in the second quarter of 2009 on the acquisition of the Acquired Texas Contracts, as further discussed in Note 3 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS.  Amortization of acquisition-related intangible asset expense in the current quarter and year-to-date periods decreased approximately $0.5 million from the prior year periods due to lower amortization expense from the Acquired Texas Contracts, as further discussed in Note 3 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense in the current quarter and year-to-date periods increased 9% and 12%, respectively, or approximately $0.1 million and $0.2 million, over the prior year periods.  This increase was primarily attributable to capital expenditures for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture, and equipment to support and enhance corporate-wide information technology security and portal operations, and amortization of capitalized internal use computer software that has been placed in service.

As a percentage of total revenues, depreciation & amortization expense has remained flat at 3% for all periods presented.  We currently expect depreciation and amortization expense as a percentage of total revenues to be approximately 3% in 2010, as we will continue to make key information technology infrastructure and security investments to support the long-term expansion of our portal business.

INCOME TAXES.  Our effective tax rate was approximately 40% for the three- and six-month periods ended June 30, 2010, compared to 30% and 35%, respectively, in the prior year periods.  Our effective tax rate in the prior year periods was lower than the rate customarily expected due primarily to the nonrecurring gain on acquisition of business being presented net of taxes (of approximately $1.2 million) in operating income, as required by authoritative accounting guidance for business acquisitions.  Including the tax impact related to the nonrecurring gain on acquisition of business, our effective tax rate would have been approximately 41% for the three- and six-month periods ended June 30, 2009.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $5.5 million in the current period as compared to $17.2 million in the prior year period.  The decrease in cash flow from operations in the current period was the result of timing of payments to our government partners, which reduced accounts payable, in addition to the timing of payments in the current period for sales commissions and quarterly estimated income tax payments.  Accounts payable at the end of fiscal 2009 was temporarily high due in part to an increase in fourth quarter 2009 tax payment processing from tax filing applications, primarily in Hawaii.  Such tax payments are frequently made via ACH or credit cards at the end of the year.  The majority of these year-end tax receipts were remitted to our government partners in early January 2010.

Post-acquisition activity related to the Acquired Texas Contracts contributed approximately $2.0 million of the increase in accounts payable and $2.0 million of the increase in accrued expenses in the prior year period.  In addition, the timing of payments related to tax filing applications in Hawaii contributed to an increase in accounts payable of approximately $6.5 million in the prior year period.

We had a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses.  These losses generated significant federal and state tax net operating losses, or NOLs.  The change in net deferred income taxes in the prior year period is mainly attributable to a decrease in NOL carryforwards due to the expected utilization of such deferred tax assets.

As a result of our NOL carryforwards, we did not pay federal income taxes in 2009, with the exception of the alternative minimum tax, and were paying income taxes in only certain states.  This positively impacted our operating cash flow during the prior year period.  The Company fully utilized its federal NOL carryforwards in 2009 and made significantly higher estimated quarterly tax payments in the six-month period ended June 30, 2010.  For the six-month periods ended June 30, 2010 and 2009, combined federal and state income tax payments totaled approximately $3.1 million and $0.8 million, respectively.

Investing Activities

Investing activities in the current period primarily reflect $2.2 million of capital expenditures for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office equipment. In addition, we capitalized approximately $0.3 million of internal-use software development costs related to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.  Investing activities in the prior year period primarily reflect $1.5 million in cash paid for the Acquired Texas Contracts and $1.3 million of capital expenditures for normal fixed asset additions in our outsourced portal business.  In addition, we capitalized approximately $0.3 million of internal-use software development costs in the prior year period.

Financing Activities

Financing activities in the current period primarily reflect payment of a $19.3 million special cash dividend in February 2010, partially offset by the receipt of $0.7 million in proceeds from our employee stock purchase program and tax deductions of approximately $0.1 million related to stock-based compensation (see Note 12 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010).  Financing activities in the prior year period primarily reflect the payment of a $19.2 million special cash dividend in February 2009, partially offset by tax deductions of approximately $0.9 million related to stock-based compensation and the receipt of $0.5 million in proceeds from our employee stock purchase program.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended June 30, 2010 and December 31, 2009 were approximately $617.5 million and $453.5 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended June 30, 2010 and December 31, 2009 were 6 and 8, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, decreased to $45.7 million at June 30, 2010, from $55.2 million at December 31, 2009.  Our current ratio, defined as current assets divided by current liabilities, at June 30, 2010 was 1.9 compared to 2.0 at December 31, 2009.  The decrease in our working capital and current ratio was primarily attributable to the $19.3 million special dividend paid out of our available cash and cash equivalents in the first quarter of 2010, as further discussed below and in Note 4 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

At June 30, 2010, our total cash and cash equivalent balance was $53.1 million compared to $68.6 million at December 31, 2009.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives and special dividend payments (if any) for at least the next twelve months without the need of additional capital.  We have a $10 million unsecured revolving credit facility with a bank.  This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes.  We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility.  In total, we had $1.9 million in available capacity to issue additional letters of credit and $6.9 million of unused borrowing capacity at June 30, 2010 under the facility.  The credit facility expires in May 2011.  However, letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

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

Any projections of future earnings and cash flows are subject to substantial uncertainty. If our cash, cash generated from operations and the unused portion of our line of credit are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or issue debt securities.  The sale of additional equity securities could result in dilution to the Company's stockholders.  Credit and capital markets have continued to experience unusual volatility and disruption, and equity and debt financing have become more expensive and difficult to obtain. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts, as collateral for certain performance bonds and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year.  We had unused outstanding letters of credit totaling approximately $3.1 million at June 30, 2010.  We are not currently required to cash collateralize these letters of credit.  However, even though we currently expect to be profitable in fiscal 2010 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.  Had we been required to post 100% cash collateral at June 30, 2010 for the face value of all performance bonds (which are partially supported by letters of credit), letters of credit that do not support performance bonds and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $7.6 million and would have been classified as restricted cash.

           At June 30, 2010, we were bound by performance bond commitments totaling approximately $4.5 million on certain government portal outsourcing contracts.  These performance bonds are collateralized by a $1.0 million letter of credit.  We have never had any defaults resulting in draws on performance bonds or letters of credit.

Off-Balance Sheet Arrangements, Contractual Obligations and Income Tax Uncertainties

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.  We have recorded a liability for income tax uncertainties of approximately $0.5 million at June 30, 2010.  This obligation is classified as non-current liabilities on our consolidated balance sheet, as resolution is expected to take more than a year.  We estimate that these matters could be resolved in one to three years.  However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 As discussed in Note 6 in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q and Item 1A, Item 3 and Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010, we have been the subject of a formal SEC investigation of expense reporting by certain officers of our Company and certain potentially related matters. In connection with that investigation, a review has been undertaken by the Audit Committee of the Company’s Board of Directors, with the assistance of outside, independent counsel, focused on such expense reporting. The Audit Committee has completed its review for the period from 2004 through June 2007 and is further reviewing expense reimbursement to Jeffrey Fraser, former Chairman of the Board and Chief Executive Officer of the Company, for 1999 through 2003. The Company and Harry H. Herington, the Company’s Chairman of the Board and Chief Executive Officer, Stephen M. Kovzan, the Company's Chief Financial Officer, and William F. Bradley, Jr., the Company's Chief Operating Officer and General Counsel, and certain other former officers of the Company, have received "Wells Notices" from the staff of the Division of Enforcement of the SEC. A Wells Notice provides recipients with an opportunity to respond to issues raised in an investigation prior to any decision by the SEC on bringing an enforcement action, and is neither a formal allegation nor a finding of wrongdoing. The Company and the Officers have provided their responsive Wells Submissions to the SEC.

ITEM 1A. RISK FACTORS

The following risk factor disclosure is in addition to the risks in “FORWARD-LOOKING STATEMENTS” in Part I, Item 2 of this Form 10-Q and in “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2009 Annual Report on Form 10-K filed on March 16, 2010 with the Securities and Exchange Commission, and should be read in conjunction with those disclosures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           During the second quarter of 2010, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock or the exercise of options as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2010	1,488	$7.05	N/A	N/A
May 5, 2010	530	$7.04	N/A	N/A
May 6, 2010	1,582	$6.81	N/A	N/A
June 1, 2010	1,765	$6.39	N/A	N/A

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated:  August 5, 2010                                                                                                /s/Stephen M. Kovzan
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

I, Harry Herington, certify that:

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

Date: August 5, 2010

/s/ Harry Herington
Harry Herington
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

Date: August 5, 2010

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

The undersigned Chief Executive Officer and Chief Financial Officer of NIC Inc. (the “Company) each hereby certifies, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2010 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 5, 2010

/s/ Harry Herington
Harry Herington
Chief Executive Officer

/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer