Form 10-Q
period 2010-09-30
NIC INC
filed 2010-11-04
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, the number of shares outstanding of the registrant's common stock, $0.0001 par value per share, was 63,690,064.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$59,230	$68,632
Trade accounts receivable	39,862	38,964
Deferred income taxes, net	1,027	834
Prepaid expenses & other current assets	4,283	3,231
Total current assets	104,402	111,661
Property and equipment, net	6,588	6,428
Intangible assets, net	1,693	1,991
Deferred income taxes, net	2,818	3,285
Other assets	242	242
Total assets	$115,743	$123,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,100	$42,872
Accrued expenses	13,929	12,793
Other current liabilities	268	777
Total current liabilities	51,297	56,442

Other long-term liabilities	859	607
Total liabilities	52,156	57,049

Commitments and contingencies (Notes 2 and 7)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
63,672 and 63,239 shares issued and outstanding	6	6
Additional paid-in capital	123,311	139,587
Accumulated deficit	(59,730)	(73,035)
Total stockholders' equity	63,587	66,558
Total liabilities and stockholders' equity	$115,743	$123,607

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except for per share amounts

	Three-months ended		Nine-months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Portal revenues	$39,763	$36,236	$116,431	$93,408
Software & services revenues	1,957	1,018	4,284	3,058
Total revenues	41,720	37,254	120,715	96,466
Operating expenses:
Cost of portal revenues, exclusive of depreciation
& amortization	23,714	21,133	70,919	53,743
Cost of software & services revenues, exclusive of
depreciation & amortization	1,093	609	3,025	1,847
Selling & administrative	6,504	6,163	21,910	19,589
Nonrecurring gain on acquisition of business, net
of tax (Note 3)	-	-	-	(2,184)
Amortization of acquisition-related intangible assets	81	1,770	242	2,398
Depreciation & amortization	1,081	1,009	3,253	2,949
Total operating expenses	32,473	30,684	99,349	78,342
Operating income	9,247	6,570	21,366	18,124
Other income (expense):
Interest income	1	3	2	48
Other expense, net	-	-	(2)	-
Total other income (expense)	1	3	-	48
Income before income taxes	9,248	6,573	21,366	18,172
Income tax provision	3,196	2,453	8,061	6,543
Net income	$6,052	$4,120	$13,305	$11,629

Basic net income per share	$0.09	$0.06	$0.20	$0.18
Diluted net income per share	$0.09	$0.06	$0.20	$0.18

Weighted average shares outstanding:
Basic	63,609	63,062	63,449	62,933
Diluted	63,678	63,179	63,517	63,019

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2010	63,239	$6	$139,587	$(73,035)	$66,558
Net income	-	-	-	13,305	13,305
Cash dividends on common stock (Note 4)	-	-	(19,312)	-	(19,312)
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(122)	-	(911)	-	(911)
Stock option exercises and restricted stock
vestings	399	-	15	-	15
Stock-based compensation	-	-	3,137	-	3,137
Tax deductions relating to stock-based
compensation	-	-	113	-	113
Issuance of common stock under
employee stock purchase plan	156	-	682	-	682
Balance, September 30, 2010	63,672	$6	$123,311	$(59,730)	$63,587

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Nine-months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$13,305	$11,629
Adjustments to reconcile net income to net cash provided by
operating activities, excluding the effects of acquisition:
Amortization of acquisition-related intangible assets	242	2,398
Depreciation & amortization	3,253	2,949
Stock-based compensation expense	3,137	2,121
Deferred income taxes, net	274	4,504
Nonrecurring gain on acquisition of business, net of tax (Note 3)	-	(2,184)
Loss on disposal of property and equipment	2	-
Changes in operating assets and liabilities, net of acquisition:
(Increase) in trade accounts receivable	(898)	(2,286)
(Increase) decrease in prepaid expenses & other current assets	(1,052)	213
(Increase) in other assets	-	(55)
Increase (decrease) in accounts payable	(5,772)	4,800
Increase in accrued expenses	225	4,146
Increase (decrease) in other current liabilities	(509)	152
Increase (decrease) in other long-term liabilities	252	(562)
Net cash provided by operating activities	12,459	27,825

Cash flows from investing activities:
Purchases of property and equipment	(2,958)	(2,458)
Capitalized internal use software development costs	(401)	(400)
Acquisition of business (Note 3)	-	(1,500)
Net cash used in investing activities	(3,359)	(4,358)

Cash flows from financing activities:
Cash dividends on common stock	(19,312)	(19,150)
Proceeds from employee common stock purchases	682	465
Proceeds from exercise of employee stock options	15	90
Tax deductions related to stock-based compensation	113	1,388
Net cash used in financing activities	(18,502)	(17,207)

Net increase (decrease) in cash and cash equivalents	(9,402)	6,260
Cash and cash equivalents, beginning of period	68,632	60,373
Cash and cash equivalents, end of period	$59,230	$66,633

Other cash flow information:
Income taxes paid	$8,405	$800

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

The Company’s software & services businesses primarily include its subsidiaries that provide software development and services other than portal outsourcing services to state and local governments, and include NIC Technologies and NIC Conquest.  NIC Technologies recently entered into a new contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage a National Motor Carrier Pre-Employment Screening Program (“NMCPSP”).  The NMCPSP launched in the second quarter of 2010.  The contract has an initial term which expires on February 16, 2011, with four single-year renewals at the option of the FMCSA.  NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies through its contracts with the Federal Election Commission (“FEC”) and the state of Michigan.  The contract with the FEC expires on December 31, 2011 and the contract with the state of Michigan expires on December 31, 2012.   NIC Conquest completed the maintenance and operations phase of its one remaining contract to provide software applications and services for electronic filings and document management for the California Secretary of State (“California SOS”) effective December 31, 2009, and delivered a final release of its application to the California SOS for acceptance testing.  During the first quarter of 2010, the California SOS completed its acceptance testing and moved the final release into production.  As a result, NIC Conquest has no future obligations under this contract.  NIC offers UCC applications through several of its state portals, typically through the Secretary of State’s office; however, transactional revenues associated with these applications are not associated with NIC Conquest and are included in portal revenues.

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services.  The portal category includes revenues from the Company’s subsidiaries operating government portals under long-term contracts on an outsourced basis.  The software & services category includes revenues primarily from the Company’s software & services businesses.  The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, amortization of acquisition-related intangible assets and depreciation & amortization.  Cost of portal revenues consist of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), telecommunications, merchant fees required to process credit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities.  Cost of software & services revenues consist of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses.  Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent.  Selling & administrative costs also consist of stock-based compensation and corporate-level expenses for market development and public relations.  In addition, selling & administrative costs include legal fees and other expenses, net of insurance reimbursements received during 2010, incurred in connection with the ongoing SEC investigation and Audit Committee review.  See Note 7 for additional information.

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

Earnings per share

The Company accounts for its service-based restricted stock awards, which contain non-forfeitable rights to dividends, as participating securities.  Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method, which is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders.  Unvested service-based restricted shares totaled approximately 1.1 million at both September 30, 2010 and 2009.  Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities.  Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the relevant period.  Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the relevant period.  The dilutive effect of stock options and shares related to the employee stock purchase plan is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards.  The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$6,052	$4,120	$13,305	$11,629
Less: Income allocated to participating securities	(96)	(67)	(313)	(290)
Net income available to common stockholders	$5,956	$4,053	$12,992	$11,339
Denominator:
Weighted average shares – basic	63,609	63,062	63,449	62,933
Stock options and restricted stock awards	69	117	68	86
Weighted average shares – diluted	63,678	63,179	63,517	63,019

Basic net income per share:
Net income	$0.09	$0.06	$0.20	$0.18

Diluted net income per share:
Net income	$0.09	$0.06	$0.20	$0.18

There were no outstanding stock options excluded from the computation of diluted weighted average shares outstanding for the three- and nine-month periods ended September 30, 2010 and 2009.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring the financial stability of those institutions.  In November 2008, the Federal Deposit Insurance Corporation adopted the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen investor confidence and encourage liquidity in the banking system by providing full coverage on noninterest bearing deposit transaction accounts, regardless of dollar amount, for participating banks through December 31, 2009.  In August 2009, the FDIC extended the Transaction Account Guarantee (“TAG”) portion of the TLGP to allow participating banks to continue in the program through June 30, 2010.  In April 2010, the FDIC extended the TAG portion of the TLGP to allow participating banks to continue in the program through December 31, 2010.  At September 30, 2010, the amount of cash held by the Company in domestic non-interest bearing checking accounts was approximately $58.0 million (of which approximately $9.1 million was either held at banks electing to continue participation in the TAG or subject to FDIC insurance, while approximately $48.9 million exceeded FDIC insurance limits), while the amount of cash held in interest-bearing sweep accounts was approximately $1.2 million.  With respect to the cash held in sweep accounts, the Company limits its exposure to credit loss by investing the cash held in its sweep accounts primarily in U.S. government money market accounts that purchase U.S. agency instruments, direct obligations of the U.S. Treasury or repurchase agreements secured by U.S. agency instruments.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.  The Company has not experienced any significant credit losses for the periods reported.

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

Any renewal of these contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passing legislation.  Eleven contracts under which the Company provides portal outsourcing services can be terminated by the other party without cause on a specified period of notice; collectively, revenues generated from these contracts represented 59% of the Company’s portal revenues for both the three- and nine-month periods ended September 30, 2010.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal.  In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability.

At September 30, 2010, the Company was bound by performance bond commitments totaling approximately $4.5 million on certain portal outsourcing contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.  We have never had any defaults resulting in draws on performance bonds or letters of credit.

The following is a summary of the Company’s twenty-three outsourced state government portal contracts at September 30, 2010 together with the year the Company commenced providing services to the state:

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

(in thousands, except per share data)	For the nine months ended September 30, 2009
Revenues	$110,843
Net income	$12,157
Net income per common share:
Basic	$0.19
Diluted	$0.19

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

5. INCOME TAXES

The Company, along with its wholly owned subsidiaries, files a consolidated U.S. federal income tax return and separate income tax returns in many states throughout the U.S.  The Company’s tax returns are not currently under examination by any of these tax authorities.  The Company remains subject to U.S. federal examination for the tax years ended on or after December 31, 2007.  State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

The Company’s effective tax rate was approximately 35% and 38%, respectively, for the three- and nine-month periods ended September 30, 2010, compared to 37% and 36%, respectively, in the prior year periods.  The Company’s effective tax rate for the three- and nine-month periods ended September 30, 2010 includes a favorable benefit related to the federal research and development tax credit for fiscal year 2009 totaling approximately $0.5 million and a decrease in the liability for uncertain tax positions totaling approximately $0.2 million.  Legislation extending the research and development tax credit beyond December 31, 2009 has not yet been enacted.

As further discussed in Note 7, the Company recorded a $500,000 liability in the third quarter of 2010 in anticipation of a civil penalty that may be part of a settlement relating to an ongoing SEC investigation.  The Company did not record a tax benefit on this amount because such penalties are typically not deductible from an income tax standpoint.

The Company’s effective tax rate for the three- and nine-month periods ended September 30, 2009 includes a decrease in the liability for uncertain tax positions totaling approximately $0.1 million.  The Company’s effective tax rate for the nine-month period ended September 30, 2009 was lower than the rate customarily expected due primarily to the nonrecurring gain on acquisition of business being presented net of taxes (of approximately $1.2 million) in operating income, as required by authoritative accounting guidance for business acquisitions.  Including the tax impact related to the nonrecurring gain on acquisition of business, our effective tax rate would have been approximately 40% for the nine-month period ended September 30, 2009.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Beginning balance	$499	$468	$499	$468
Additions for tax positions of prior years	113	1	113	1
Reductions for tax positions of prior years	(154)	-	(154)	-
Expiration of the statute of limitations	(133)	(136)	(133)	(136
Ending balance	$325	$333	$325	$333

It is expected that the amount of unrecognized tax benefits will change in the next 12 months.  However, the Company does not expect the change to have a significant impact on its results of operations or financial condition.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision in the consolidated statements of income.  At September 30, 2010 and 2009, accrued interest and penalty amounts were not material.

6. STOCK BASED COMPENSATION

During the third quarter of 2010, the Board of Directors of the Company granted certain non-executive management-level employees and non-employee directors service-based restricted stock awards totaling 319,078 shares, with a grant-date fair value of $7.58 per share, totaling approximately $2.4 million.  During the nine-month period ended September 30, 2010, the Board of Directors of the Company granted certain management-level employees, executive officers and non-employee directors service-based restricted stock awards totaling 414,888 shares, with a grant date fair value totaling approximately $3.2 million.  Such restricted stock awards generally vest beginning one year from the date of grant in cumulative annual installments of 25%.  Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

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

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Cost of portal revenues, exclusive of depreciation & amortization	$264	$169	$799	$535
Cost of software & services revenues, exclusive of depreciation and amortization	14	8	39	25
Selling & administrative	876	561	2,299	1,561
Stock-based compensation expense before income taxes	1,154	738	3,137	2,121
Income tax benefit	(378)	(288)	(1,156)	(828)

Net stock-based compensation expense	$776	$450	$1,981	$1,293

7. COMMITMENTS AND CONTINGENCIES

SEC Investigation

The Company has previously disclosed the status of an investigation by the staff of the Division of Enforcement (the "Staff") of the SEC regarding the reimbursement of expenses to Jeffery S. Fraser, the Company's former Chairman of the Board and Chief Executive Officer.  The Company has engaged in discussions with the Staff to resolve this matter through a settlement that may involve a civil money penalty of $500,000, certain preventive undertakings and a civil injunction action against the Company for alleged violations of Sections 17(a)(2) and (a)(3) of the Securities Act of 1933 and Sections 13(a), 13(b)(2)(A) and (B) and 14(a) of the Securities Exchange Act of 1934 and certain related rules under those provisions.  As a result of these discussions, the Company has recorded a $500,000 liability in the third quarter of 2010 relating to the potential civil penalty.

It is the Company's understanding that separate counsel for each of Harry H. Herington, the Company's Chairman of the Board and Chief Executive Officer, and Stephen M. Kovzan, the Company's Chief Financial Officer, have also engaged in settlement discussions with the Staff, the resolution of which would be independent of one another or any settlement with the Company.  It is anticipated that any relief obtained by the SEC pursuant to a settlement with Mr. Herington would involve injunctive relief relating to provisions of the federal securities laws similar to those referenced above with respect to the Company and a civil penalty, but would not include any bar against his service as an officer or director of a public company.  The settlement discussions involving Mr. Kovzan are ongoing and the prospects for resolution are unclear.  Any settlement by the Company or Mr. Herington or Mr. Kovzan would be made without admitting or denying the Staff’s allegations.

No assurance can be given as to whether or when any settlement might occur or as to the final terms and conditions of any settlement.  Any settlement recommended by the Staff would be subject to approval by the Commission.  In addition, any settlement approved by the Commission would be subject to the approval of a federal district court with jurisdiction over the matter.  Because the matter is not concluded, it is unclear whether the Commission will approve the settlement on the terms described above.

If the Company and the officers do not enter into settlements with the SEC, there can be no assurance that the SEC will not take actions that could adversely affect the Company as a result of the matters described above.  Among other things, if the SEC were to authorize and obtain officer and director bars in a SEC civil injunctive action against any of the members of management referenced above, or William F. Bradley, Jr., the Company's Chief Operating Officer and General Counsel, the Company would lose the services of key personnel that could be expected to have a material adverse effect on the Company.  Whether or not settlement is achieved, there could be an adverse affect on the Company's reputation and customer relationships from the resulting charges, which may, in turn, impair its ability to obtain new business or retain existing business on current or revised terms.

For the three- and nine-month periods ended September 30, 2010, the Company incurred approximately $1.0 million and $3.8 million, respectively, in legal fees and other third-party costs in connection with the ongoing SEC investigation and the Audit Committee review, and received approximately $1.2 million and $1.6 million, respectively, of reimbursement from its directors’ and officers’ liability insurance carrier.  This compared to approximately $0.3 million and $0.9 million, respectively, of legal fees and other third-party costs for the three- and nine-month periods ended September 30, 2009 incurred in connection with such investigation and review.  The Company expects to continue to incur significant legal fees and other expenses in connection with the ongoing SEC investigation and Audit Committee review.

Derivative Action

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant), and its directors and certain officers on August 23, 2010, in the U.S. District Court for the District of Kansas, titled Gene Sidore, derivatively on behalf of NIC Inc. v. William F. Bradley, Jr., John L. Bunce, Jr., Art N. Burtscher, Daniel J. Evans, Jeffery S. Fraser, Ross C. Hartley, Harry H. Herington, Alexander C. Kemper, Stephen M. Kovzan, William M. Lyons, Pete Wilson, and NIC Inc. (as nominal defendant), case no. 2:10-cv-02466.  The complaint alleges that the individual defendants breached certain fiduciary duties to the Company in connection with the Company's handling of certain business expenses claimed by former Chief Executive Officer Jeffery Fraser and the internal and SEC investigations of such expenses.  Plaintiff seeks unspecified damages, disgorgement of stock awards and bonuses from Messrs. Herington, Bradley and Kovzan, and an award of plaintiffs' attorney fees and costs.  The litigation is in its early stages, and the Company and the individual defendants are preparing their responses to the complaint.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any legal proceedings, with the exception of the purported derivative action noted above.

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

The table below reflects summarized financial information for the Company's reportable segments for the three months ended September 30 (in thousands):
	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2010
Revenues	$39,763	$1,957	$-	$41,720

Costs & expenses	24,962	1,076	5,273	31,311
Amortization of acquisition-related intangible assets	81	-	-	81
Depreciation & amortization	982	20	79	1,081
Operating income (loss)	$13,738	$861	$(5,352)	$9,247

2009
Revenues	$36,236	$1,018	$-	$37,254

Costs & expenses	22,625	737	4,543	27,905
Amortization of acquisition-related intangible assets	1,770	-	-	1,770
Depreciation & amortization	888	17	104	1,009
Operating income (loss)	$10,953	$264	$(4,647)	$6,570

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended September 30 (in thousands):

	2010	2009
Total operating income for reportable segments	$9,247	$6,570
Interest income	1	3
Consolidated income before income taxes	$9,248	$6,573

The table below reflects summarized financial information for the Company's reportable segments for the nine months ended September 30 (in thousands):
	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2010
Revenues	$116,431	$4,284	$-	$120,715

Costs & expenses	74,882	3,325	17,647	95,854
Amortization of acquisition-related intangible assets	242	-	-	242
Depreciation & amortization	2,904	61	288	3,253
Operating income (loss)	$38,403	$898	$(17,935)	$21,366

2009
Revenues	$93,408	$3,058	$-	$96,466

Costs & expenses	57,648	2,256	15,275	75,179
Amortization of acquisition-related intangible assets	2,398	-	-	2,398
Depreciation & amortization	2,596	48	305	2,949
Nonrecurring gain on acquisition of business (net of tax)	(2,184)	-	-	(2,184
Operating income (loss)	$32,950	$754	$(15,580)	$18,124

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the nine months ended September 30 (in thousands):

	2010	2009
Total operating income for reportable segments	$21,366	$18,124
Interest income	2	48
Other expense, net	(2)	-
Consolidated income before income taxes	$21,366	$18,172

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

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements.  These include, among others, NIC’s ability to successfully integrate into its operations recently awarded eGovernment contracts or acquired assets or entities; NIC’s ability to successfully increase the adoption and use of eGovernment services; the success of the Company in signing contracts with new states and government agencies, including continued favorable government legislation; NIC's ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; the SEC investigation; pending litigation involving the Company; and general economic conditions (including the current economic slowdown) and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2009 Annual Report on Form 10-K filed with the SEC on March 16, 2010 and “RISK FACTORS” in Part II, Item 1A of this Form 10-Q.  The SEC investigation and the pending litigation are discussed in Note 7 in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q; Part II, Item 1 of this Form 10-Q; and Item 1A, Item 3 and Note 9 of NIC’s 2009 Annual Report on Form 10-K filed with the SEC on March 16, 2010.  Investors should read all of these discussions of risks carefully.

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

Any renewal of these contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon the passage of legislation.  Eleven contracts under which we provide portal outsourcing services can be terminated without cause on a specified period of notice.  Collectively, revenues generated from contracts that can be terminated by the other party without cause represented 59% of our portal revenues for both the three-and nine-month periods ended September 30, 2010.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.  In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability.

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

Our software & services businesses

NIC Technologies

NIC Technologies currently derives a significant portion of its revenues from a new contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage a National Motor Carrier Pre-Employment Screening Program (“NMCPSP”).  The NMCPSP launched in the second quarter of 2010.  The contract has an initial term which expires on February 16, 2011, with four single-year renewals at the option of the FMCSA.  The NMCPSP was developed and will be maintained using a self-funded, transaction-based business model.  NIC Technologies also derives a significant portion of its revenues from time and materials application development and maintenance outsourcing contracts with the Federal Election Commission and the state of Michigan and recognizes revenues as services are provided.

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

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three-and nine-month periods ended September 30, 2010 and 2009.  This discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes included in this Form 10-Q.

	Three months ended September 30,		Nine months ended September 30,
Key Financial Metrics	2010	2009	2010	2009
Revenue growth – outsourced portals	10%	50%	25%	29%
Same state revenue growth – outsourced portals	8%	14%	7%	12%
Recurring portal revenue %	90%	87%	89%	89%
Gross profit % - outsourced portals	40%	42%	39%	42%
Selling & administrative expenses as % of total revenues	16%	17%	18%	20%
Operating income margin % (operating income as a % of total revenues)	22%	18%	18%	19%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months endedSeptember 30,			Nine months endedSeptember 30,
	2010	% Change	2009	2010	% Change	2009
DMV transaction-based	$15,847	0%	$15,862	$48,131	16%	$41,403
Non-DMV transaction-based	17,843	30%	13,745	49,791	39%	35,702
Portal management	1,988	6%	1,883	5,769	2%	5,674
Portal software development	4,085	(14%)	4,746	12,740	20%	10,629
Total	$39,763	10%	$36,236	$116,431	25%	$93,408

Portal revenues in the current quarter increased 10%, or approximately $3.5 million, over the prior year quarter.  Of this increase, 8%, or approximately $2.9 million, was attributable to an increase in same state portal revenues (outsourced portals in operation and generating revenues for two full periods).  Revenues from the Texas portal are included in the calculation of same state portal revenues growth for the current quarter.  Portal revenues from the New Texas Contract were approximately $9.2 million in the current quarter; portal revenues from the Acquired Texas Contracts were approximately $8.8 million in the prior year quarter.  The remaining 2% increase in portal revenues, or approximately $0.6 million, was attributable to our New Mexico portal, which began to generate revenues in October 2009.

Same state portal revenues in the current quarter increased 8% over the prior year quarter primarily due to increased revenues from our Alabama, Colorado, Hawaii, Indiana and Texas portals, among others.  The increase in same state portal revenues was driven by same state non-DMV transaction-based revenue growth of 29% in the current quarter, up from 25% in the prior year quarter, due in part to strong performance from several key applications, including payment processing, motor vehicle registrations, professional license renewals, court-related transactions and tax filings.  Our same state revenue growth in the current quarter was lower than the 14% growth we achieved in the prior year quarter primarily due to lower same state portal software development revenues, which decreased 14% from the prior year quarter, and lower same state DMV transaction-based revenues, which decreased 3% from the prior year quarter.  The decrease in portal software development revenues in the current quarter was the result of a few significant non-recurring time and materials projects in the prior year quarter.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.  We believe our DMV revenues in both the current and prior year quarters were negatively affected by the continued weakness in the broader macroeconomic conditions, which we expect may continue for the remainder of 2010.

Portal revenues for the nine months in the current fiscal year increased 25%, or approximately $23.0 million, over the prior year period.  Of this increase, 18%, or approximately $16.9 million, was attributable to our newer portals, including Texas ($15.4 million, which includes increases in DMV transaction-based revenues of $5.2 million, non-DMV transaction-based revenues of $7.2 million and portal software development revenues of $3.0 million), and New Mexico ($1.5 million); and 7%, or approximately $6.1 million, was attributable to an increase in same state portal revenues.  Portal revenues from the New Texas Contract were approximately $27.0 million in the current year-to-date period, while portal revenues from the Acquired Texas Contracts were approximately $11.6 million in the prior year period after the Company's acquisition of the contracts on May 29, 2009.

Same state portal revenues in the current year-to-date period increased 7% over the prior year period, with same state non-DMV transaction-based revenues increasing 21%, same state portal software development revenues decreasing 10% and same state DMV transaction-based revenues remaining flat.  The year-to-date increase in same state non-DMV transaction-based revenues was attributable to the addition of several new revenue generating applications in existing portals.  Our same state revenue growth in the current year-to-date period was lower than the 12% growth we achieved in the prior year period primarily due to the decrease in same state portal software development revenue growth for reasons further discussed above.  Same state non-DMV transaction-based revenue growth was 26% in the prior year period.

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

	Three months endedSeptember 30,			Nine months endedSeptember 30,
	2010	% Change	2009	2010	% Change	2009
Fixed costs	$15,471	2%	$15,124	$48,317	23%	$39,263
Variable costs	8,243	37%	6,009	22,602	56%	14,480
Total	$23,714	12%	$21,133	$70,919	32%	$53,743

Cost of portal revenues for the current quarter increased 12%, or approximately $2.6 million, over the prior year quarter.  Of this increase, 11%, or approximately $2.4 million, was attributable to an increase in same state cost of portal revenues; and 1%, or approximately $0.2 million, was attributable to an increase in cost of portal revenues in New Mexico ($0.1 million) and an increase in other portal-related start-up costs ($0.1 million).  Cost of portal revenues relating to the Texas portal are included in the calculation of same state cost of portal revenues growth for the current quarter.

The increase in same state cost of portal revenues in the current quarter was primarily attributable to an increase in variable bank fees, particularly from our portals in Alabama, Colorado, Indiana and Texas.  A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit percentage was 40% in the current year quarter, down from 42% in the prior year quarter.  This decrease was due mainly to the gross profit percentage from the New Texas Contract, which is currently lower than the company-wide average excluding the New Texas Contract.  Portal revenues from the New Texas Contract were approximately $9.2 million in the current quarter, while portal revenues from the Acquired Texas Contracts were approximately $8.8 million in the prior year quarter.  Cost of portal revenues from the New Texas Contract was approximately $6.4 million in the current quarter, while cost of portal revenues from the Acquired Texas Contracts was approximately $5.6 million in the prior year quarter.  Excluding revenues and cost of revenues from the New Texas Contract in 2010 and the Acquired Texas Contracts in 2009, our portal gross profit percentage would have been 43% and 44%, respectively, in the current year and prior year quarters.  We also incurred approximately $0.2 million and $0.3 million of portal-related start-up costs in the current and prior year quarters.  We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).  We currently expect our portal gross profit percentage to be in the mid to upper 30% range in 2010, primarily reflecting lower margins from the New Texas Contract.

Cost of portal revenues for the nine months in the current fiscal year increased 32%, or approximately $17.2 million, over the prior period.  Of this increase, 25%, or approximately $13.3 million, was attributable to increases in our newer state portal businesses in Texas ($12.3 million, which includes increases in fixed costs of $7.7 million and variable costs of $4.6 million) and New Mexico ($0.6 million) and other portal-related start-up costs ($0.4 million); and 7%, or approximately $3.9 million, was attributable to an increase in same state cost of portal revenues.  Cost of portal revenues from the New Texas Contract was approximately $20.0 million in the current year-to-date period, while cost of portal revenues from the Acquired Texas Contracts was approximately $7.7 million in the prior year period after the Company's acquisition of the contracts on May 29, 2009.  Our portal gross profit rate for the nine months in the current year period was 39% compared to 42% in the prior year period, for reasons further discussed above.  Excluding the New Texas Contract in 2010 and the Acquired Texas Contracts in 2009, our portal gross profit percentage would have been 43% and 44%, respectively.

SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months endedSeptember 30,			Nine months endedSeptember 30,
	2010	% Change	2009	2010	% Change	2009
NIC Technologies	$1,612	134%	$689	$3,330	55%	$2,146
NIC Conquest	-	(100%)	174	180	(63%)	482
Other	345	123%	155	774	80%	430
Total	$1,957	92%	$1,018	$4,284	40%	$3,058

Software & services revenues in the current quarter increased 92%, or approximately $0.9 million, over the prior year quarter.  This increase was primarily due to revenues from the NMCPSP with the FMCSA ($0.8 million), which launched during the second quarter of 2010.  Software & services revenues for the nine months in the current fiscal year increased 40%, or approximately $1.2 million, over the prior period.  This increase was primarily due to the launch of the NMCPSP.

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the current quarter increased 79%, or approximately $0.5 million, over the prior year quarter.  This increase was primarily attributable to the new contract with the FMCSA ($0.5 million), offset partially by lower expenses from NIC Conquest ($0.1 million) which was attributable to the completion of its contract with the California SOS in the first quarter of 2010.  Cost of software & services revenues for the nine months in the current fiscal year increased 64%, or approximately $1.2 million, over the prior year quarter.  This increase was primarily attributable to additional start-up costs related to the new contract with the FMCSA ($1.5 million), offset partially by lower expenses from NIC Conquest ($0.4 million) which was attributable to the completion of its contract with the California SOS in the first quarter of 2010.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter increased 6%, or approximately $0.3 million, from the prior year quarter.  In the current quarter, the Company incurred approximately $1.0 million of legal fees and other third-party costs in connection with the ongoing SEC investigation and related Audit Committee review of expense reporting by certain officers of our Company and certain related matters described in Note 7 in the Notes to the Unaudited Consolidated Financial Statements and Part II, Item 1in this Form 10-Q. However, the Company received approximately $1.2 million of reimbursement from its directors’ and officers’ liability insurance carrier in the current quarter, which was treated as a reduction of selling & administrative expenses in the current quarter.  In addition, the Company recorded a $0.5 million liability in the current quarter for the Company’s potential settlement with the SEC.  The Company accrues legal fees and other third-party costs relating to the SEC investigation in the quarter in which the Company receives services. The Company promptly submits any invoices potentially reimbursable under its directors’ and officers’ liability insurance policies to its carrier for reimbursement.  For expenses that are subject to reimbursement, the Company does not generally receive reimbursement for 90 to 120 days. To the extent that the carrier agrees to reimburse the Company for expenses previously recorded in selling & administrative expenses, the Company treats any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be probable.  Selling & administrative expenses in the prior year quarter include approximately $0.3 million of legal fees and other third-party costs in connection with the ongoing SEC investigation and the Audit Committee review.  Selling & administrative expenses for the nine months in the current year increased 12%, or approximately $2.3 million, over the prior period and include approximately $2.2 million of net expenses relating to the SEC investigation and Audit Committee review, consisting of approximately $3.8 million of legal fees and other third-party costs incurred, and approximately $1.6 million of directors’ and officers’ liability insurance reimbursement.  In addition, selling & administrative expenses for the current year-to-date period include a $0.5 million liability for the Company’s potential settlement with the SEC, as further discussed above.  Selling & administrative expenses for the nine-month period ended September 30, 2009 include approximately $0.9 million of such legal fees and other third-party costs incurred in connection with the ongoing SEC investigation and the Audit Committee review.  To date, the Company has incurred approximately $6.0 million in legal fees and other third-party costs (exclusive of the $0.5 million liability for the Company’s potential settlement with the SEC) related to this matter, and received approximately $1.6 million of directors’ and officers’ liability insurance reimbursement, for net expenses of approximately $4.4 million.  Such expenses may be expected to continue until the SEC resolves this matter with each of the parties who received Wells Notices and until the Audit Committee completes its review of expense reimbursements to Jeffery Fraser, former Chairman of the Board and Chief Executive Officer of the Company, during the period from 1999 to 2003.  At such time, the Company will make a determination as to the right to receive indemnification by each of its current and former officers which may result in repayment of expenses pursuant to their respective undertakings to repay amounts advanced to them if their conduct did not satisfy the standards for receiving indemnification.  The current year-to-date increase in selling & administrative expenses was also attributable to higher sales commissions for new business wins of approximately $0.6 million and higher incentive compensation and benefit expense (including stock-based compensation for annual grants of restricted stock to certain management-level employees, executive officers and non-employee directors) of approximately $0.7 million.  Selling & administrative expenses in the prior year-to-date period included approximately $0.5 million of nonrecurring acquisition-related costs for the Acquired Texas Contracts.

In March 2010, the Company's directors’ and officers’ liability insurance carrier informally advised the Company that it may reimburse the Company for certain expenses incurred prior to the initial issuance of the Wells Notices on March 9, 2010 and would reimburse the Company for reasonable defense costs incurred after that time, subject to certain conditions, including application of the $250,000 retention in the insurance policy and the policy limits, the carrier's review of applicable invoices and the carrier's approval of separate counsel for the different insured parties. With respect to expenses incurred prior to the initial issuance of the Wells Notices, the carrier informally advised that it may reimburse expenses incurred by the Company after the commencement of the formal SEC investigation in June 2008 on behalf of current officers of the Company who received Wells Notices and Mr. Fraser, but excluding the Company's own expenses, and possibly excluding expenses incurred by the Company on behalf of Eric Bur, former Chief Financial Officer of the Company. With respect to expenses incurred after the issuance of the Wells Notices, the carrier informally advised that it would reimburse reasonable defense costs incurred by the Company, the current officers of the Company who received Wells Notices, Mr. Fraser and Mr. Bur, subject to certain conditions as described above. During the three- and nine-month periods ended September 30, 2010, the Company reduced selling & administrative expenses by approximately $1.2 million and $1.6 million, respectively, following reimbursement from its insurance carrier.   There can be no assurance that all future expenses incurred by the Company in connection with the SEC investigation will be covered by applicable insurance policies.  Any penalties, including the $500,000 liability recorded in the third quarter of 2010 in anticipation of a civil penalty that may be part of a settlement with the SEC, incurred by the Company or any other person would not be covered under applicable insurance policies.

As a percentage of total revenues, selling & administrative expenses were 16% and 18%, respectively, in the current quarter and year-to-date periods compared to 17% and 20% in the prior year periods.  The decrease in selling & administrative expenses as a percentage of total revenues in the current periods was primarily a result of reimbursements from the Company’s directors’ and officers’ liability insurance carrier, as further discussed above, and significant incremental revenues from the New Texas Contract.

NONRECURRING GAIN ON ACQUISITION OF BUSINESS (NET OF TAX).  For the nine-month period ended September 30, 2009, we recognized a nonrecurring gain of approximately $2.2 million (net of tax) on the acquisition of the Acquired Texas Contracts, as further discussed in Note 3 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS.  Amortization of acquisition-related intangible asset expense in the current quarter and year-to-date periods decreased approximately $1.7 million and $2.2 million, respectively, from the prior year periods due to lower amortization expense from the Acquired Texas Contracts (see Note 5 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010).

DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense in the current quarter and year-to-date periods increased 7% and 10%, respectively, or approximately $0.1 million and $0.3 million, over the prior year periods.  This increase was primarily attributable to capital expenditures for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture, and equipment to support and enhance corporate-wide information technology security and portal operations, and amortization of capitalized internal use computer software that has been placed in service.

As a percentage of total revenues, depreciation & amortization expense was 3% for all periods presented.  We currently expect depreciation and amortization expense as a percentage of total revenues to be approximately 3% in 2010, as we will continue to make key information technology infrastructure and security investments to support the long-term expansion of our portal business.

INCOME TAXES.  Our effective tax rate was approximately 35% and 38%, respectively, for the three- and nine-month periods ended September 30, 2010, compared to 37% and 36%, respectively, in the prior year periods.  Our effective tax rate for the three- and nine-month periods ended September 30, 2010 includes a favorable benefit related to the federal research and development tax credit for fiscal year 2009 totaling approximately $0.5 million and a decrease in the liability for uncertain tax positions totaling approximately $0.2 million, as further discussed in Note 5 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.  Legislation extending the research and development tax credit beyond December 31, 2009 has not yet been enacted.   These favorable tax benefits were partially offset and we did not record a tax benefit on the $500,000 liability recorded in the third quarter of 2010 in anticipation of a civil penalty that may be part of a settlement relating to an ongoing SEC investigation, as further discussed in Note 7 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.  Such penalties are typically not deductible from an income tax standpoint.

Our effective tax rate for the three- and nine-month periods ended September 30, 2009 includes a decrease in the liability for uncertain tax positions totaling approximately $0.1 million, as further discussed in Note 5 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.  Our effective tax rate for the nine-month period ended September 30, 2009 was lower than the rate customarily expected due primarily to the nonrecurring gain on acquisition of business being presented net of taxes (of approximately $1.2 million) in operating income, as required by authoritative accounting guidance for business acquisitions.  Including the tax impact related to the nonrecurring gain on acquisition of business, our effective tax rate would have been approximately 40% for the nine-month period ended September 30, 2009.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $12.5 million in the current period as compared to $27.8 million in the prior year period.  The decrease in cash flow from operations in the current period was the result of timing of payments to our government partners, which reduced accounts payable, in addition to the timing of payments in the current period for sales commissions and an increase in quarterly estimated income tax payments.  Accounts payable at the end of fiscal 2009 was temporarily high due in part to an increase in fourth quarter 2009 tax payment processing from tax filing applications, primarily in Hawaii.  Such tax payments are frequently made via ACH or credit cards at the end of the year.  The majority of these year-end tax receipts were remitted to our government partners in early January 2010.

Post-acquisition activity related to the Acquired Texas Contracts contributed approximately $4.0 million of the increase in accounts payable and $3.2 million of the increase in accrued expenses in the prior year period.

We had a history of unprofitable operations prior to 2003 primarily due to operating losses incurred in our software & services businesses.  These losses generated significant federal and state tax net operating losses, or NOLs.  The change in net deferred income taxes in the prior year period is mainly attributable to a decrease in NOL carryforwards due to the utilization of such deferred tax assets.

As a result of our NOL carryforwards and alternative minimum tax credits, we paid only a minor amount of federal income taxes in 2009, and paid income taxes in only certain states.  This positively impacted our operating cash flow during the prior year period.  The Company fully utilized its federal NOL carryforwards in 2009 and made significantly higher estimated quarterly tax payments in the nine-month period ended September 30, 2010.  For the nine-month periods ended September 30, 2010 and 2009, combined federal and state income tax payments totaled approximately $8.4 million and $0.8 million, respectively.

Investing Activities

Investing activities in the current period primarily reflect $3.0 million of capital expenditures for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office equipment. In addition, we capitalized approximately $0.4 million of internal-use software development costs related to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.  Investing activities in the prior year period primarily reflect $1.5 million in cash paid for the Acquired Texas Contracts and $2.5 million of capital expenditures for normal fixed asset additions in our outsourced portal business.  In addition, we capitalized approximately $0.4 million of internal-use software development costs in the prior year period.

Financing Activities

Financing activities in the current period primarily reflect payment of a $19.3 million special cash dividend in February 2010, partially offset by the receipt of $0.7 million in proceeds from our employee stock purchase program and tax deductions of approximately $0.1 million related to stock-based compensation (see Note 12 in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010).  Financing activities in the prior year period primarily reflect the payment of a $19.2 million special cash dividend in February 2009, partially offset by tax deductions of approximately $1.4 million related to stock-based compensation and the receipt of $0.5 million in proceeds from our employee stock purchase program.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended September 30, 2010 and December 31, 2009 were approximately $593.9 million and $453.5 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended September 30, 2010 and December 31, 2009 were 6 and 8, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, decreased to $53.1 million at September 30, 2010, from $55.2 million at December 31, 2009.  Our current ratio, defined as current assets divided by current liabilities, was 2.0 at both September 30, 2010 and 2009, respectively.

At September 30, 2010, our total cash and cash equivalent balance was $59.2 million compared to $68.6 million at December 31, 2009.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives and special dividend payments (if any) for at least the next twelve months without the need of additional capital.  We have a $10 million unsecured revolving credit facility with a bank.  This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes.  We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility.

We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year.  We had unused outstanding letters of credit totaling approximately $2.1 million at September 30, 2010.  We are not currently required to cash collateralize these letters of credit.  However, even though we currently expect to be profitable in fiscal 2010 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.

In total, we had $2.9 million in available capacity to issue additional letters of credit and $7.9 million of unused borrowing capacity at September 30, 2010 under the facility.  The credit facility expires in May 2011.  However, letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

At September 30, 2010, we were bound by performance bond commitments totaling approximately $4.5 million on certain government portal outsourcing contracts.  We have never had any defaults resulting in draws on performance bonds or letters of credit.  Had we been required to post 100% cash collateral at September 30, 2010 for the face value of all performance bonds, letters of credit and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $7.6 million and would have been classified as restricted cash.

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

Any projections of future earnings and cash flows are subject to substantial uncertainty. If our cash, cash generated from operations and the unused portion of our line of credit are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or issue debt securities.  The sale of additional equity securities could result in dilution to the Company's stockholders.  In recent years, credit and capital markets experienced unusual volatility and disruption. There can be no assurance that equity or debt financing will be available in amounts or on terms acceptable to the Company, if at all.

Off-Balance Sheet Arrangements, Contractual Obligations and Income Tax Uncertainties

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.  We have recorded a liability for income tax uncertainties of approximately $0.3 million at September 30, 2010.  This obligation is classified as non-current liabilities on our consolidated balance sheet, as resolution is expected to take more than a year.  We estimate that these matters could be resolved in one to three years.  However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As discussed in Note 7 in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q and Item 1A, Item 3 and Note 9 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010, we have been the subject of a formal SEC investigation of expense reporting by certain officers of our Company and certain potentially related matters.  In connection with that investigation, a review has been undertaken by the Audit Committee of the Company’s Board of Directors, with the assistance of outside, independent counsel, focused on such expense reporting.  The Audit Committee has completed its review for the period from 2004 through June 2007 and is further reviewing expense reimbursement to Jeffery Fraser, former Chairman of the Board and Chief Executive Officer of the Company, for 1999 through 2003.  The Company and Harry H. Herington, the Company’s Chairman of the Board and Chief Executive Officer, Stephen M. Kovzan, the Company's Chief Financial Officer, and William F. Bradley, Jr., the Company's Chief Operating Officer and General Counsel, and certain other former officers of the Company, have received "Wells Notices" from the staff of the Division of Enforcement of the SEC. A Wells Notice provides recipients with an opportunity to respond to issues raised in an investigation prior to any decision by the SEC on bringing an enforcement action, and is neither a formal allegation nor a finding of wrongdoing.  The Company and the officers have provided their responsive Wells Submissions to the SEC.  As discussed in Note 7 in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q, the Company, Mr. Herington and Mr. Kovzan have each engaged in settlement discussions with the SEC staff.

A purported shareholder derivative action was filed against the Company (solely as a nominal defendant), and its directors and certain officers on August 23, 2010, in the U.S. District Court for the District of Kansas, titled Gene Sidore, derivatively on behalf of NIC Inc. v. William F. Bradley, Jr., John L. Bunce, Jr., Art N. Burtscher, Daniel J. Evans, Jeffery S. Fraser, Ross C. Hartley, Harry H. Herington, Alexander C. Kemper, Stephen M. Kovzan, William M. Lyons, Pete Wilson, and NIC Inc. (as nominal defendant), case no. 2:10-cv-02466.  The complaint alleges that the individual defendants breached certain fiduciary duties to the Company in connection with the Company's handling of certain business expenses claimed by former Chief Executive Officer Jeffery Fraser and the internal and SEC investigations of such expenses. Plaintiff seeks unspecified damages, disgorgement of stock awards and bonuses from Messrs. Herington, Bradley and Kovzan, and an award of plaintiffs' attorney fees and costs.  The litigation is in its early stages, and the Company and the individual defendants are preparing their responses to the complaint.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           During the third quarter of 2010, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock or the exercise of options as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 24, 2010	1,271	$7.40	N/A	N/A
July 28, 2010	46,354	$7.67	N/A	N/A
July 30, 2010	2,286	$7.42	N/A	N/A
August 1, 2010	17,545	$7.42	N/A	N/A
August 6, 2010	23,631	$6.92	N/A	N/A

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated:  November 4, 2010                                                                                    /s/Stephen M. Kovzan
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

Date: November 4, 2010

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

Date: November 4, 2010

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

The undersigned Chief Executive Officer and Chief Financial Officer of NIC Inc. (the “Company) each hereby certifies, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2010 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 4, 2010

/s/ Harry Herington
Harry Herington
Chief Executive Officer

/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer