Form 10-K
period 2010-12-31
NIC INC
filed 2011-03-16
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission file number 000-26621

NIC INC

.
             (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	52-2077581 (I.R.S. Employer Identification No.)

25501 West Valley Parkway, Suite 300, Olathe, Kansas 66061
(Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (877) 234-3468

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None
           ___________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2010, was approximately $336,375,641 (based on the closing price for shares of the registrant's common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes.

On February 28, 2011, 63,757,196 shares of the registrant's common stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders to be held in 2011 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS
NIC INC.
FORM 10-K ANNUAL REPORT

PART I

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this Annual Report on Form 10-K regarding NIC and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties.   Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of NIC's or management's intentions, hopes, beliefs, expectations or predictions of the future. For example, statements like we "expect," we "believe," we "plan," we "intend" or we "anticipate" are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. No one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future.  Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting competition issues discussed on page 12, the other specific risk factors discussed on pages 13 to 25 the factors discussed in the introduction to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and commitments and contingencies described in Notes 2, 3, 7, 8 and 10 to the consolidated financial statements included in this Form 10-K.  Other factors not presently identified may also cause actual results to differ.

AVAILABLE INFORMATION

Our website address is www.egov.com. Through this website, we make available, free of charge, on the Investor Relations section of our website (www.egov.com/Investors/Financials/Pages/SEC.aspx) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  We also make available through our website other reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act.  We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100F Street, NE, Washington, D.C., 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.

FREQUENTLY USED TERMS

In this Annual Report on Form 10-K, we use the terms “NIC,” “the Company,” “we,” “our,” and “us” to refer to NIC and its subsidiaries.  All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.  We use the term “eGovernment” to refer to electronic government, and we use the term “portal” to refer to an official government website outsourced to NIC.  We use the term “enterprise-wide” to refer to our portals that provide state-wide services to multiple government agencies.  We also use the term “partner” to refer to our government clients, with which we have contractual relationships for eGovernment services.

INDUSTRY AND MARKET DATA

Industry and market data disclosed in this Form 10-K were obtained from industry and general publications. We have not independently verified the industry and market data obtained from these publications. Actual future industry and market conditions may differ materially from the conditions forecasted in these publications.

ITEM 1.  BUSINESS

Business Overview

NIC is a provider of eGovernment services that helps governments use the Internet to increase internal efficiencies and provide a higher level of service to businesses and citizens. We accomplish this currently through two channels: our portal outsourcing businesses and our software & services businesses.  In our primary portal outsourcing business, we enter into long-term contracts with governments to design, build and operate Web-based, enterprise-wide portals on their behalf. These portals consist of websites and applications we have built that allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver history records or filing a government-mandated form or report. The business model supporting most of our long-term contracts is a self-funded model.  Our self-funding business model is one where we absorb the costs to build the portal's technical infrastructure and develop eGovernment services. After a service has launched, we and our government partners share a portion of the fees generated from electronic transactions which are paid by the end users of the service.  Our government partners benefit through reducing their financial and technology risks, increasing their operational efficiencies and gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient and more cost-effective means to interact with governments.  We are typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals.

Currently, we have 23 portals through which we provide portal outsourcing services to states, and in addition have been awarded new portal contracts in the states of New Jersey and Mississippi, which have not yet fully deployed or become financially viable. We typically enter into multi-year contracts with our government partners and manage operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our business plan is to increase our revenues by delivering new services to a growing number of government entities within our existing contractual relationships and by signing long-term portal contracts with new government partners.

Our software & services businesses operate primarily through two subsidiaries, NIC Technologies and NIC Conquest, which provide software development and services other than portal outsourcing services to state and local governments and provide software development and services to federal agencies.  In 2009, NIC Technologies entered into a contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the National Motor Carrier Pre-Employment Screening Program (“NMCPSP”) using a self-funded, transaction-based business model.  The NMCPSP commenced operations in the second quarter of 2010.  The contract had an initial term ending on February 16, 2011, with four single-year renewals at the option of the FMCSA.  During the first quarter of 2011, the FMCSA approved a one-year contract extension through February 16, 2012.  NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies through its contracts with the Federal Election Commission (“FEC”) and the state of Michigan.  The contract with the FEC expires on December 31, 2011 and the contract with the state of Michigan expires on December 31, 2012.   NIC Conquest completed the maintenance and operations phase of its contract to provide software applications and services for electronic filings and document management for the California Secretary of State (“California SOS”) effective December 31, 2009, and delivered a final release of its application to the California SOS for acceptance testing.  During the first quarter of 2010, the California SOS completed its acceptance testing and moved the final release into production.  As a result, NIC Conquest has no future obligations under this contract.  We offer UCC applications through several of our state portals, typically through the Secretary of State’s office; however, transactional revenues associated with these applications are not associated with NIC Conquest and are included in portal revenues.

Segment Information

Our two reportable segments consist of our portal outsourcing segment and software & services segment.  The portal outsourcing segment includes our subsidiaries that operate outsourced government portals and the corporate divisions that support portal operations.  The software & services segment primarily includes our subsidiaries that provide software development and services other than portal outsourcing services to state and local governments and provide software development and services to federal agencies.  For additional information relating to our reportable segments, refer to Note 12 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Industry Background

The market for government-to-business and government-to-citizen transactions

Government regulation of commercial and consumer activities requires billions of transactions and exchanges of large volumes of information between government agencies and the businesses and citizens they regulate. These transactions and exchanges include but are not limited to, driver history record retrieval, motor vehicle registrations, tax returns, permit applications and requests for government-gathered information. Government agencies typically defray the cost of processing these transactions and of storing, retrieving and distributing information through a combination of general tax revenues, service fees and charges for direct access to public records.

The limits of traditional government transaction methods

Traditionally, government agencies have transacted, and in many cases continue to transact, with businesses and citizens using processes that are inconvenient and labor-intensive, require extensive paperwork, use outmoded technology, and use large amounts of scarce staff resources. Transactions and information requests are often made in person or by mail, which increases the potential for the compromise of sensitive personal information or errors that require revisions and follow-ups, particularly if the transactions and information requested are processed manually. Even newer methods, including telephone response systems, tape exchanges and dial-up computer networks, rely on multiple systems and potentially incompatible data formats, and require significant expertise and expenditures to introduce and maintain. As a result, businesses and citizens often have no choice but to face costly delays to complete essential tasks. These delays include waiting in line at a government agency, waiting for answers by telephone, waiting for responses by mail or waiting for payments by check.  In addition, government agencies may not use modern methods of electronic payment.  As a result, business and citizens may not be able to pay certain fees online or at the counter using credit cards or electronic checks, or government agencies may require advance payment rather than monthly billing. Businesses and citizens encounter further inconvenience and delay because they usually can work with government agencies only during normal business hours. Even when electronic alternatives are available, they often require a cumbersome process of multiple contacts with different government agencies or outdated payment methods. Increases in the level of economic activity and in the population have exacerbated these problems and increased the demand for new services.

Growth of the Internet, electronic commerce and eGovernment

The Internet is a global medium that enables millions of people worldwide to share information, communicate and conduct business electronically.  According to eMarketer, nearly 230 million people in the U.S. (or 73% of the total population) will regularly use the Internet in 2011.

Penetration of personal computers continues to rise.  According to Deloitte Touche Tohmatsu, the number of personal computers in use globally will grow to 1.5 billion units by 2011.  The International Telecommunications Union (“ITU”) estimates there may be one personal computer for every four adults (15 years and older) in the world in 2025.

Access to high-speed Internet services provides users with a more responsive Web browsing experience.  The ITU estimates there were 2.1 billion Internet users worldwide in 2010, representing one-third of the total global population.  Their study also shows 65% of Europeans are Internet users, while 55% of those living in North and South America use the Internet.

The use of mobile technology to access eGovernment services on the Internet is also increasing rapidly.  According to Gartner, Inc., in 2011 more than 85% of all new mobile devices will be able to access the mobile web.  In addition, according to Gartner, Inc., of the total Internet users in the United States, 25% are accessing the web only through a mobile device.  The rapid growth in mobile technology and smart-phone usage is expected to continue.

Similar growth trends are seen for eGovernment.  Research firm Input predicts that spending on state and local government information systems and professional information technology services will grow to $61.5 billion by 2015, up from $52.8 billion in 2010.

Acceptance of the Internet as a medium for eGovernment

The growing acceptance of the Internet and electronic commerce presents a significant opportunity for the development of eGovernment, in which government agencies conduct transactions and distribute information over the Internet. By using the Internet, government agencies can increase the volume and efficiency of interactions with constituents without increasing expenditures or demands on current personnel. In addition, regardless of physical distance, businesses and citizens can obtain government information quickly and easily over the Internet. For example, motor vehicle administrators can provide instantaneous responses to auto insurers' requests for driving record data by allowing controlled access to government databases through the Internet. This online interaction reduces costs for both government and users and decreases response times compared to providing the same data by mail.

Challenges to the implementation of eGovernment services

Despite the potential benefits of eGovernment, barriers to creating successful Internet-based services occasionally preclude governments from implementing them. Some of these barriers are similar to those the private sector encounters, including:

•	the high cost of implementing and maintaining Internet technology in a budget-constrained environment;

•	the financial, operational and technological risks of moving from older, established technologies to rapidly evolving Internet technologies;

•	the need to quickly assess the requirements of potential customers and cost-effectively design and implement eGovernment services that are tailored to meet these requirements;

•	the intense competition for qualified technical personnel; and

•	the need for updated Internet and mobile payment methods.

Governments also face some unique challenges that exacerbate the difficulty of advancing to Internet-based services, including:

•	lengthy and potentially politically charged appropriations processes that make it difficult for governments to acquire resources and to develop Internet services quickly;

•	a diverse and substantially autonomous group of government agencies that have adopted varying and fragmented approaches to providing information and transactions over the Internet;

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

•	changes in administration and turnover in government personnel among influencers and key decision makers; and

•	barriers to use of credit cards and electronic check payments.

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

What We Provide to Governments

We provide Internet-based eGovernment services that meet the needs of governments, businesses and citizens. The key elements of our service delivery are:

Customer-focused, one-stop government portal

Using our marketing and technical expertise and our government experience, we develop, build and operate enterprise-wide portals for our state and local government partners and Internet-based services for our federal partners that are designed to meet their needs as well as those of the businesses and citizens they serve. Our portals are designed to create a single point of presence on the Internet that allows businesses and citizens to reach the website of every government agency in a specific jurisdiction from one online location. We strive to employ a common look and feel in the websites of all government agencies associated with each state’s government portal and make them useful, appealing and easy to use. In addition to developing and managing the government portal, we develop applications that allow businesses and citizens to complete processes that have traditionally required separate offline interaction with several different government agencies or older generation electronic access.  These applications also permit businesses and citizens to conduct transactions with government agencies and to obtain information 24 hours per day and seven days per week using the latest technology and payment methods. We also help our government partners to generate awareness and educate businesses and citizens about the availability and potential benefits of eGovernment services.

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

Government Contracts

Our portal outsourcing businesses

Through our portal outsourcing businesses, we currently have contracts with 23 state governments, and in addition have been awarded new portal contracts in the states of New Jersey and Mississippi, which have not yet fully deployed or become financially viable.  At December 31, 2010, we maintained outsourced government portal service contracts with the following portals:

NIC Subsidiary	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2013
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2011 (6/30/2013)
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2011 (6/26/2013)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/19/2012 (8/19/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2012
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	8/7/2012
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2011 (12/31/2014)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	8/27/2011
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2011 (6/30/2015)
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2013 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2011
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	3/31/2012
Virginia Interactive, LLC	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2014 (1/31/2016)
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

Our government portals operate under separate contracts that generally have an initial multi-year term. Under a typical self-funding contract, a government agrees that:

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

•	it establishes a policy-making and fee approval authority, which typically includes agency members, business customers and others, to establish prices for services and to set other policies.

In return, we agree to:

•	develop, manage, market, maintain and expand that government's portal and information and electronic commerce applications;

•	assume the investment risk of building and operating that government's portal and applications without the direct use of tax dollars;

•	process electronic payments;

•	bear the risk of collecting transaction fees; and

•	have an independent audit conducted upon that government's request.

We typically own all the software we develop under our government portal contracts. After completion of the initial contract term, our government partners typically receive a perpetual, royalty-free license to use the software only in their own portals.  However, certain customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to an increasing number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license.  If our contract were not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of or to the Company, except for the services we provide on a SaaS basis, which would be available to our partners on a fee-for-service basis. We also provide certain payment processing services on a SaaS basis to a few private sector companies and non-NIC portal states, and may continue to market these services to other entities in the future.  Historically, however, revenues from these services have not been significant.

We also enter into separate agreements with various agencies and divisions of our government partners for the sale of electronic access to public records and to conduct other transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services we provide and the amounts we must remit to the agency.  These terms are then submitted to the policy-making and fee approval authority for approval. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit. We have limited control over the level of fees we are permitted to retain.  Any changes made to the amount or percentage of fees retained by NIC, or to the amounts charged for the services offered, could adversely affect the profitability of the respective contract to NIC.  We do have the general ability to control certain of our expenses in the event of a reduction in the amount or percentage of fees we retain; however, there may be a lag in the time it takes to do so should we determine it is necessary.

Any renewal of these contracts beyond the initial term is at the option of the government and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passing legislation. In addition, eleven contracts under which we provide portal outsourcing services can be terminated by the other party without cause on a specified period of notice.  Collectively, revenues generated from these contracts represented 58% and 49%, respectively, of our portal revenues for the years ended December 31, 2010 and 2009.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.  In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Oklahoma, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability.

Our software & services businesses

NIC Technologies

In 2009, NIC Technologies entered into a contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the National Motor Carrier Pre-Employment Screening Program (“NMCPSP”) using a self-funded, transaction-based business model.  The NMCPSP commenced operations in the second quarter of 2010.  The contract had an initial term ending on February 16, 2011, with four single-year renewals at the option of the FMCSA.  During the first quarter of 2011, the FMCSA approved a one-year contract extension through February 16, 2012. NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies through its contracts with the FEC and the state of Michigan.  The contract with the FEC expires on December 31, 2011 and the contract with the state of Michigan expires on December 31, 2012.

NIC Conquest

NIC Conquest completed the maintenance and operations phase of its contract to provide software applications and services for electronic filings and document management for the California SOS effective December 31, 2009, and delivered a final release of its application to the California SOS for acceptance testing.  During the first quarter of 2010, the California SOS completed its acceptance testing and moved the final release into production.  As a result, NIC Conquest has no further obligations under this contract.

Our Portal Service Offerings

We work with our state and local government partners to develop, manage and enhance comprehensive, enterprise-wide, Internet-based portals to deliver eGovernment services to their constituents. Our portals are designed to provide user-friendly and convenient access to in-demand government information and services and include numerous fee-based transaction services and applications that we have developed. These fee-based services and applications allow businesses and citizens to access constantly changing government information and to file necessary government documents.  The types of services and the fees charged vary in each portal installation according to the unique preferences of that jurisdiction. In an effort to reduce the frustration businesses and citizens often encounter when dealing with multiple government agencies, we handle cross-agency communications whenever feasible and shield businesses and citizens from the complexity of older, mainframe-based systems that agencies commonly use, creating an intuitive and efficient interaction with governments.  We also provide up-to-date payment processing systems that accommodate credit cards and electronic checks, as applicable.

Some of the online services we currently offer in different jurisdictions include:

Product or Service	Description	Primary Users
Driver History Record Retrieval	For those legally authorized businesses, this service offers controlled instant look-up of driving history records. Includes commercial licenses.	Insurance companies
Vehicle Title, Lien & Registration	Provides controlled interactive title, registration and lien database access. Permits citizens to renew their vehicle registrations online.	Insurance companies, lenders, citizens
Health Professional License Services	Allows users to search databases on several health professions to verify license status.	Hospitals, clinics, health insurers, citizens
Secretary of State Business Searches	Allows users to access filings of corporations, partnerships and other entities, including charter documents.	Attorneys, lenders
Payment Processing	Permits use of the Internet for credit card and electronic check payment processing both online and at the point of retail sale for government agency transactions.	Businesses and citizens
Uniform Commercial Code (UCC) Searches and Filings	Permits searches of the UCC database to verify financial liens, and permits filings of secured financial documents.	Attorneys, lenders
Professional License Renewal	Permits professionals to renew their licenses online using a credit card.	Attorneys, doctors, nurses, architects and other licensed professionals
Driver’s License Renewal	Permits citizens to renew their driver’s license online using a credit card.	Citizens
Limited Criminal History Searches	For those legally authorized, provides users with the ability to obtain a limited criminal history report on a specified individual.	Schools, governments, human resource professionals, nonprofits working with children or handicapped adults
Income and Property Tax Payments	Allows users to file and pay for a variety of state and local income and property taxes.	Businesses and citizens
Hunting and Fishing Licenses	Permits citizens to obtain and pay for outdoor recreation licenses over the Internet or from point-of-purchase retail kiosks.	Citizens
Business Registrations and Renewals	Allows business owners to search for and reserve a business name, submit and pay for the business registration, and renew the business registration on an annual basis.	Businesses

In addition to these services, we also provide customer service and support. Our customer service representatives serve as a liaison between our government partners and businesses and citizens.

Revenues

In our outsourced state and local portal businesses, we currently derive revenue from three main sources:  transaction-based fees, time and materials-based fees for application development and fixed fees for portal management services.

In most of our outsourced portal businesses, the majority of our revenues are generated from transactions, which generally include the collection of transaction-based and subscription fees from users.  The highest volume, most commercially valuable service we offer is access to motor vehicle driver history records.  This service accounted for approximately 41% of our portal revenues in 2010, 44% of our portal revenues in 2009, and 48% in 2008.  LexisNexis Risk Solutions (formerly ChoicePoint), which resells these records to the auto insurance industry, accounted for approximately 28% of our portal revenues in 2010 and 33% of our portal revenues in both 2009 and 2008.  LexisNexis Risk Solutions accounted for approximately 27% of our consolidated revenues in 2010 and 32% of our consolidated revenues in both 2009 and 2008.  Transaction-based revenues accounted for approximately 84% of our portal revenues in 2010, 83% in 2009 and 84% in 2008.  Fees for application development accounted for approximately 11% of our portal revenues in 2010, 11% in 2009 and 8% in 2008.  Fixed fees for portal management accounted for approximately 5% of our portal revenues in 2010, 6% in 2009 and 8% in 2008. Fees for application development and fixed fees for portal management are paid to us by our government partners.

Our portal operations in the state of Texas accounted for approximately 23% of our portal revenues in 2010 and 15% of our portal revenues in 2009, while our portal operations in the state of Indiana accounted for approximately 11% of our portal revenues in 2008.  Our portal operations in the state of state of Texas accounted for approximately 22% of our consolidated revenues in 2010 and 15% of our consolidated revenues in 2009, while our portal operations in the state of Indiana accounted for approximately 10% of our consolidated revenues in 2008.  No other state portals accounted for more than 10% of our portal or consolidated revenues during the last three years.

Sales and Marketing

We have two primary sales and marketing goals:

•	to retain and grow our revenue streams from existing government relationships; and

•	to develop new sources of revenue through new government relationships.

We have well-established sales and marketing processes for achieving these goals, which are managed by our national sales division and a marketing department within most of our outsourced portal businesses.

Developing new sources of revenue

We focus our new government sales and marketing efforts on increasing the number of governments and government agencies that are receptive to a public/private model for delivering information and/or completing transactions over the Internet. We meet regularly with interested government officials to educate them on the public/private model and its potential advantages for their jurisdictions. Members of our management team are also regular speakers at conferences devoted to the application of Internet technologies to facilitate the relationship between governments and their citizens. In states where we believe interest is significant, we seek to develop supportive, educational relationships with professional and business organizations that may benefit from the government service improvements our service delivery can produce.  We also focus our corporate marketing efforts on key government decision makers through the use of print media, advertising, white paper development, media relations and corporate communications.  In addition, we continue to develop relationships with key government decision makers to expand our opportunities to manage eGovernment services in the Federal arena.

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

In our existing state and local government relationships, our marketing efforts focus on:

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

Technology and Operations

Over the past 19 years, we have made substantial investments in the development of Internet-based applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the Internet, Internet security, Web-to-legacy system integration, Web-to-mainframe integration, Web-to-mobile integration, database design, website administration, Web page development and payment processing. Within this scope, we have developed and implemented a comprehensive Internet portal framework for governments, and a broad array of stand-alone products and services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored portal services that keep our partners on the forefront of eGovernment.

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

Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government partners. Examples of companies that may compete and/or currently compete with us are the following:

•	large systems integrators, including CGI and Unisys;

•	traditional software applications developers, including Microsoft and Oracle;

•	traditional consulting firms, including IBM Global Services, Accenture and Maximus, Inc.; and

•	electronic transaction payment processors, including Tier Technologies and Link2Gov Corp.

Seasonality

The use of some of our eGovernment services is seasonal, particularly the accessing of driver history records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the lower number of business days in this quarter and a lower volume of transactions during the holiday period.

Employees

As of December 31, 2010, we had 596 full-time employees, of which 80 were working in corporate operations, 495 were in our outsourced portal businesses and 21 were in our software & services businesses.  Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel.  From time to time, we also employ independent contractors to support our application development, marketing, sales and support and administrative organizations. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

We obtain a high proportion of our revenues from a limited number of services. Transaction-based fees charged for access to motor vehicle driver history records accounted for approximately 41% of our portal revenues for the year ended December 31, 2010 and are expected to continue to account for a significant portion of our revenues in the near future. Regulatory changes or the development or increased use of alternative information sources, such as credit scoring, could materially reduce our revenues from this service.  A reduction in revenues from currently popular services would harm our business, results of operations, cash flows and financial condition.

Our portal revenues could be harmed as a result of government budget deficits.

The majority of our portal revenues are derived from fees we charge to users for transactions conducted through our portals and share with our government partners.  Budget-strapped governments may seek to reduce our transaction revenues from our self-funded business model or the profit margin we disclose to them, or may decide to operate the portals themselves.  Approximately 11% of our portal revenues in 2010 were derived from time and materials-based fees for application development and approximately 5% of our portal revenues in 2010 were derived from fixed fees for portal management services, both of which are paid directly to us by governments.  In the event of budget deficits, our government clients may be required to curtail discretionary spending on such projects and our portal revenues could be harmed.

The Company’s settlement of the SEC investigation and the SEC’s civil action against the Company’s Chief Financial Officer could have an adverse effect on the Company.

The Company has previously disclosed an investigation by the staff of the Division of Enforcement of the SEC regarding the reimbursement of expenses to Jeffery S. Fraser, the Company's former Chairman of the Board and Chief Executive Officer.  On January 12, 2011, the Company and its Chairman of the Board and Chief Executive Officer, Harry Herington, reached a settlement with the SEC resolving this investigation, as described in Part I, Item 1A, Item 3 and Note 8 in the Notes to the Consolidated Financial Statements included in this Form 10-K.  The settlements were approved by the U.S. District Court for the District of Kansas.

Although the Company agreed to the settlement without admitting or denying the allegations in the SEC complaint, there could be an adverse effect on the Company’s reputation and customer relationships arising from the settlement, which may, in turn, impair its ability to obtain new business or retain existing business on current or revised terms.

Stephen M. Kovzan, NIC’s Chief Financial Officer, informed the Company that he was unable to reach a settlement with the SEC on terms that he felt were acceptable.  The SEC filed a civil complaint against Mr. Kovzan in the U.S. District Court of Kansas in January 2011 alleging violations of certain provisions of the federal securities laws detailed in the complaint relating to the reporting and disclosure of expenses by Mr. Fraser.  Mr. Kovzan is represented by personal counsel and he has informed NIC that, based on advice of his counsel, he intends to defend himself against those charges because he believes they are without merit.

If the SEC is successful in its civil complaint against Mr. Kovzan, the SEC may seek a permanent injunction and civil penalty, disgorgement and officer and director bar, and permanent suspension from appearing and practicing before the SEC against Mr. Kovzan.  The Company could incur significant legal fees and other expenses in connection with the SEC civil complaint against Mr. Kovzan, including advancements of expenses, which may not be fully reimbursed under the Company’s directors’ and officers’ liability insurance.  In addition, Mr. Kovzan may need to devote a significant amount of time to these matters in the future.  While the Company believes it has designed its organizational structure to limit the effect of potential disruption in service by Mr. Kovzan, he is an important member of the Company’s executive management team, and any extended or permanent loss of his services could have an adverse effect on our business, results of operations, cash flows and financial condition.

Security breaches or system failures may harm our reputation and adversely affect our business.

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

Despite the various security measures we have in place to protect information from unauthorized disclosure, a compromise or breach may still occur. Hackers have become increasingly sophisticated, and therefore, cyber security is an ever-moving target. A party who is able to circumvent our security measures could misappropriate information, including, but not limited to user credit card information or identity theft information, or cause interruptions or direct damage to our government portals.

Any breach in our security resulting in the compromise of information could expose us to fines imposed by the Payment Card Industry and jeopardize our ability to continue processing transactions with specific payment card brands.  Also, should hackers compromise information, or create bugs or viruses in an attempt to sabotage the functionality of our applications and services, we may receive negative publicity, incur liability to or remediation costs for our portal users and our government partners or lose the confidence of the governments with whom we contract, any of which may cause the termination or modification of our government contracts.

Because a major portion of our current revenues is generated from a small number of users, the loss of any of these users may harm our business and financial condition.

A significant portion of our revenues is derived from data resellers' use of our portals to access motor vehicle driver history records for sale to the automobile insurance industry.  For the year ended December 31, 2010, one of these data resellers, LexisNexis Risk Solutions (formerly ChoicePoint), accounted for approximately 28% of our portal revenues. It is possible that these users will develop alternative data sources or new business processes that would materially diminish their use of our portals.  The loss of all or a substantial portion of business from any of these entities would harm our business, results of operations, cash flows and financial condition.

Because a major portion of our accounts receivable is generated from a small number of users, negative trends in their businesses could cause us significant credit loss and negatively impact our operating cash flows and liquidity.

LexisNexis Risk Solutions (formerly ChoicePoint) and other data resellers have a period of time, generally within 25 days of billing, to remit payment. As a result, we are subject to a significant concentration of credit risk that these users will not pay for their purchases. Our credit risk may increase due to liquidity or solvency issues experienced by these users, for example, as a result of the current economic slowdown. At December 31, 2010, LexisNexis Risk Solutions accounted for approximately 25% of our consolidated accounts receivable.  In addition, our business is generally subject to the risk that our customers and counterparties will fail to meet their obligations when due, particularly given the current state of the economy.  While we perform ongoing credit evaluations of our customers, we generally do not require collateral to secure accounts receivable.  If we were unable to collect a major portion of our accounts receivable, we may suffer significant losses and our results of operations, cash flows, financial condition and liquidity may be adversely affected.

The fees we collect for many of our services are subject to regulation that could limit growth of our revenues and profitability.

Under the terms of our self-funded outsourced government portal contracts, we remit a portion of the transaction fees we collect to state agencies. Generally, our contracts provide that the amount of any transaction fees we charge is set by governments to provide us with a reasonable return or profit. We have limited control over the level of transaction fees we are permitted to retain. Our business, results of operations, cash flows and financial condition may be harmed if the level of fees we are permitted to retain in the future is too low or if our costs rise without a commensurate increase in fees.

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

We may face damage to our professional reputation if our partners are not satisfied with our services or services provided by our third-party credit card and electronic check processors.

We depend to a large extent on our relationships with our government partners, our reputation for high quality professional services and commitment to preserving public trust to attract and retain customers.  Through these relationships, we estimate that we processed over $12 billion of credit card and electronic check payments for our government partners in 2010.  As a result, if one of our government partners is not satisfied with our services or services provided by our third-party credit card or electronic check processors, it may be more damaging in our business than in other businesses.

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

Our electronic check processing for online payments made by direct debit to a bank account is governed by rules and standards promulgated by the National Automated Clearing House Association, or NACHA, an industry trade association of banking institutions and regional automated clearing house associations. Under those rules, we may become potentially liable for failing to handle transactions in accordance with those rules, or for failing to return funds within the prescribed time frame to the bank account of the person or entity disputing our authorization to debit those funds, before the dispute regarding our authorization is resolved. Our agreements with governmental agencies at the state, federal, and local levels transfer this obligation for rapid funds return during dispute resolution to the government agencies affected, but in the event that such return does not happen, we may be potentially liable notwithstanding the government’s failure, and we may not be able to obtain reimbursement from the government involved or from the individual user or entity that initiated the debit without authorization. If this were to happen, our business, results of operations, cash flows and financial condition may be adversely affected.  Our credit card and electronic check processing is also subject to the applicable rules of the particular card association or clearinghouse and applicable law.  If our interpretations, or those of our government partners, of any laws, rules, regulations or standards are determined to be incorrect, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide certain of our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals, could be substantial.

If we cannot accurately predict the demand for our new National Motor Carrier Pre-Employment Screening Program service for the Department of Transportation, Federal Motor Carrier Safety Administration, our business could be harmed.

Our new National Motor Carrier Pre-Employment Screening Program, or NMCPSP, service for the Department of Transportation, Federal Motor Carrier Safety Administration, or FMCSA, commenced in the second quarter of 2010.  The NMCPSP is a new service offering for both the FMCSA and us, with no annual historical volume data on which to base our revenue estimates.  Furthermore, although the number of prospective motor carrier employers is very large, the NMCPSP is not a mandatory service for prospective motor carrier employers.  Because the system will be developed and maintained using a self-funded, transaction-based business model, the failure to generate a sufficiently large customer base and transaction volumes could harm our expected growth and revenues.  This failure could occur because potential customers may be unaware of the service or uncertain about the relative merits of the service.  Conversely, if demand for the service increases rapidly, our staffing levels, operational procedures and controls may be insufficient to manage such rapid growth and our infrastructure may not be able to support the high demand or perform reliably. If we cannot manage such demand, the use of this service may be reduced and our reputation may be harmed.

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

Our new NMCPSP service for the FMCSA requires that NMCPSP record data be disclosed in compliance with the Fair Credit Reporting Act (“FCRA”).  If we fail to follow such procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, or if other services we offer are deemed subject to the FCRA, we may become subject to monetary fines, penalties or damages, and our business, results of operations, cash flows and financial condition may be adversely affected.  The FCRA permits statutory damages to be awarded to the subjects of such records, even without proof of actual damage, for certain infringements or violations of the FCRA. In addition, any failure to comply with the FCRA may result in reputational damage.

We may become liable for disclosing NMCPSP record data improperly.

A Federal law known as the Safe, Accountable, Efficient Transportation Equity Act: A Legacy for Users (“SAFETEA-LU”) limits access to NMCPSP record data to commercial driving operator applicants, their prospective employers and the employers’ agents, and can only be used in screening applicants for employment.  Because the service is only useful if data access is quick and easy, we employ sophisticated systems of online agreements and validation information gathering, plus third party verification systems, to verify the identity and bona fides of any requestor.  These systems may be incomplete or contain errors or omissions, or their operation may be flawed, resulting in improper disclosure or disclosure for an improper purpose or to improper persons.  If we fail to follow appropriate procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, we may become subject to monetary fines, penalties or damages, and our business, results of operations, cash flows and financial condition may be adversely affected.  Furthermore, the magnitude of the potential number of transactions accessed through our NMCPSP service may result in monetary damages that are correspondingly large.  In addition, any failure to comply with SAFETEA-LU may result in reputational damage.

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

The growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Some of our personnel are presently serving in more than one managerial capacity.  Furthermore, compensation paid to executive and management personnel may not reflect market rates that could be obtained elsewhere.  The loss of any of our executives or key employees could harm our business.  In addition, we currently expect that we will need to hire additional personnel in all areas throughout 2011, including personnel for new operations in jurisdictions in which we may obtain contracts. We may not be able to retain our current key employees or attract, integrate or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies and positioning of our government portals and other services.  This training will require substantial resources and management attention.

If our competitors are more successful in attracting and retaining customers and users, then our revenues and profits could decline.

The principal substitute for our services is a government-designed and managed service that integrates other vendors' technologies, products and services.  Companies that have expertise in marketing and providing technical electronic services to government entities compete with us by further developing their services and increasing their focus on this piece of their business. Many of our potential competitors are national or international in scope and have greater resources than we do.  These resources could enable our potential competitors to initiate severe price cuts or take other measures in an effort to gain market share.  Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government partners.  If we do not compete effectively or if we experience any pricing pressures, reduced profit margins or loss of market share resulting from increased competition, our business, results of operations, cash flows and financial condition may be adversely affected.

Because we have portal outsourcing contracts with a limited number of governments, the termination of certain of these contracts may harm our business.

Currently, we have 23 portals through which we provide portal outsourcing services to states, and in addition have been awarded new portal contracts in the states of New Jersey and Mississippi, which have not yet fully deployed or become financially viable.  These contracts typically have multi-year terms with provisions for renewals for various periods at the option of the government. However, a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passing legislation.

Additionally, eleven contracts under which we provide portal management and application development services can be terminated without cause on a specified period of notice.  Collectively, revenues generated from contracts that can be terminated without cause represented 58% of our portal revenues for the year ended December 31, 2010.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.  In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Oklahoma, Tennessee, Texas, Utah or Virginia, if not replaced, could significantly reduce our revenues.  If these revenue shortfalls were to occur, our business, results of operations, cash flows and financial condition would be harmed. We cannot be certain if, when or to what extent governments might fail to renew or terminate any or all of their contracts with us.

The growth in our revenues may be limited by the number of governments and government agencies that choose to provide eGovernment services and to adopt our business model and by the finite number of governments with which we may contract for our eGovernment services.

Our revenues are generated principally from contracts with state governments and government agencies within a state to provide eGovernment services on behalf of those government entities to complete transactions and distribute public information electronically.  The growth in our revenues largely depends on government entities adopting our public/private model. We cannot assure that government entities will choose to provide eGovernment services at all, or that they will not provide such services themselves without private assistance or adopting our model.  Under our self-funded business model, we initially generate a high proportion of our revenues from a limited number of transaction-based services we provide on behalf of government agencies.  The failure to secure contracts with certain government agencies, particularly those agencies that control motor vehicle driver history records, could result in revenue levels insufficient to support a portal’s operations on a self-sustained, profitable basis. In addition, as there is a finite number of states remaining with which we can contract for our services, future increases in our revenues may depend in part on our ability to expand our business model to include multi-state cooperative organizations, local governments and federal agencies and to broaden our service offerings to diversify our revenue streams across our lines of business. We cannot assure that we will succeed in expanding into new markets, broadening our service offerings, or that our services will be adaptable to those new markets.

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

Our success depends in part upon our ability to attract a greater number of Internet users to access public information electronically by delivering a comprehensive composite of public information and an efficient, cost effective and secure method of electronic access and transactions. Moreover, in order to increase revenues in the future, we must continue to develop services that businesses and citizens will find valuable, and there is no guarantee that we will be able to do so. If we are unable to develop services that allow us to attract, retain and expand our current user base, our revenues and future results of operations may be harmed. We cannot assure that the services we offer will appeal to a sufficient number of Internet users to generate continued revenue growth.  Our ability to attract Internet users to our government portals depends on several factors, including:

•	the comprehensiveness of public records available through our government portals;

•	the perceived efficiency and cost-effectiveness of accessing public records electronically;

•	the effectiveness of security measures;

•	the increased usage and continued reliability of the Internet; and

•	the user acceptance of our online applications and services, including payment methods and processes.

Because we have certain portal outsourcing contracts that contain performance bond requirements and/or indemnification provisions against claims arising from our performance, we may suffer monetary damages if we fail to meet our contractual obligations.  In addition, any failure to meet such obligations, whether or not a performance bond is in place, may result in reputational damage.

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

A high percentage of our current revenues is derived from contracts with governments and government agencies that operate under special rules that apply to government purchasing.  Where this process applies, there are special rules that typically require open bidding by possible service providers like us against a list of requirements established by governments under existing or specially-created procedures. To respond successfully to these requests for proposals, commonly known as RFPs, we must estimate accurately our cost structure for servicing a proposed contract, the time required to establish operations for the proposed client and the likely terms of any other proposals submitted. We also must assemble and submit a large volume of information within the strict time schedule mandated by an RFP. Whether or not we are able to respond successfully to RFPs in the future will significantly impact our business.  We cannot guarantee that we will win any bids in the future through the RFP process, or that any winning bids will ultimately result in contracts. Our business, results of operations, cash flows and financial condition would be harmed if we fail to obtain profitable future contracts through the RFP process.

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

Because a central part of our business includes the execution of contracts with governments under which we remit a portion of user fees charged to businesses and citizens to state agencies, it is sometimes necessary for governments to draft and adopt specific legislation before the government can circulate an RFP to which we can respond. Furthermore, the maintenance of our government contracts requires the continued acceptance of our approach, including any enabling legislation and any implementing regulations. In the past, various entities that use the portals we operate to obtain government information have challenged the authority of governments to electronically provide these services exclusively through portals like those we operate. A successful challenge in the future could result in a proliferation of alternative ways to obtain these services, which would harm our business, results of operations, cash flows and financial condition. The repeal or modification of any enabling legislation would also harm our business, results of operations, cash flows and financial condition.

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

We believe that our current financial resources and cash generated from operations will be sufficient to meet our present working capital and capital expenditure requirements for at least the next twelve months. However, we may need to raise additional capital before this period ends to further:

•	fund operations, if unforeseen costs or revenue shortfalls arise;

•	support our expansion into other states and government agencies beyond what is contemplated in 2011 if unforeseen opportunities arise;

•	expand our product and service offerings beyond what is contemplated in 2011 if unforeseen opportunities arise;

•	respond to unforeseen competitive pressures; and

•	acquire technologies beyond what is contemplated.

Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new service offerings and potentially competing technological and market developments.  However, any projections of future cash flows are subject to substantial uncertainty. If current cash, lines of credit and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities or draw on the unused portion of our line of credit. The sale of additional equity securities could result in dilution to the Company's stockholders. From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses. Acquisitions or investments might impact the Company's liquidity requirements or cause the Company to sell additional equity securities or issue debt securities.  In recent years, credit and capital markets have experienced unusual volatility and disruption.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds were not available on acceptable terms, our ability to develop or enhance our applications and services, take advantage of future opportunities or respond to competitive pressures would be significantly limited.  This limitation could harm our business, results of operations, cash flows and financial condition.

In the event that we need debt financing in the future, volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms.

Although we do not currently need debt financing, in the event we were to require debt financing in the future, volatility and liquidity disruptions in the credit markets could materially impact our ability to obtain debt financing on reasonable terms. The inability to access debt financing on reasonable terms could materially impact our ability to make acquisitions or materially expand our business in the future.

The seasonality of use for some of our eGovernment services may harm our fourth quarter results of each calendar year.

The use of some of our eGovernment services is seasonal, particularly the accessing of driver history records, resulting in lower revenues from this service under existing portal contracts in the fourth quarter of each calendar year, due to the smaller number of business days in this quarter and a lower volume of transactions during the holiday period.

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

We license numerous third-party technologies and applications that we incorporate into our existing service offerings, on which, in the aggregate, we are substantially dependent.  There can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party technology and applications for future services.  While we do not believe that one individual technology or application we license is material to our business, changes in or the loss of third party licenses could lead to a material increase in the costs of licensing or to our products becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development or procurement costs in an attempt to ensure continued performance of our services, and either the cost of such undertakings or the failure to successfully complete such undertakings could have a material adverse effect on our business, results of operations, cash flows and financial condition.

If the Internet infrastructure fails to be further developed or be adequately maintained, our business would be harmed because users may not be able to access our government portals.

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic.  If the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic on our government portals. Such outages and delays would also hinder our customers' ability to complete eGovernment transactions. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation.  If the Internet infrastructure is not adequately further developed or maintained, use of our government portals and our government-to-citizen and government-to-business services may be reduced.

Our success depends on the increase in Internet usage generally and in particular as a means to access public information and perform transactions, including payment processing, electronically.  This in part requires the further development and maintenance of the Internet infrastructure.  If this infrastructure fails to be further developed or be adequately maintained, our business would be harmed because users may not be able to access our government portals.  Among other things, this further development and maintenance will require a reliable network backbone with the necessary speed, data capacity, security and timely development of complementary products for providing reliable Internet access and services.

We are subject to independent audits by our government customers. Deficiencies in our performance under a government contract could result in contract termination, reputational damage or financial penalties.

Each government entity with which we contract for outsourced portal services has the authority to require an independent audit of our performance and financial management of contracted operations in each respective state. The scope of audits could include inspections of income statements, balance sheets, fee structures, collections practices, service levels and our compliance with contract provisions and applicable laws, regulations and standards. We cannot assure that a future audit will not find any material performance deficiencies that would result in an adjustment to our revenues and result in financial penalties. Moreover, the consequent negative publicity could harm our reputation among other governments with which we would like to contract.  All of these factors could harm our business, results of operations, cash flows and financial condition.

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

Some our communications hardware and computer hardware operations for delivering our eGovernment services are located individually in each state or city where we provide those services. We cannot assure that during the occurrence of fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events that the modem banks and direct dial-up connections we have to serve as back-up systems will not prevent damage to our systems or cause interruptions to our services. Computer viruses, electronic break-ins or other similar disruptive problems could cause damage to our systems or cause interruptions to our services, which could cause users to stop visiting our government portals and could cause our partners to terminate agreements with us. If any of these circumstances occurred, our business could be harmed.  Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems.

Our government portals must accommodate a high volume of traffic and deliver frequently updated information.  We also must interface with government systems to deliver our services.  These government portals may experience interruptions due to any failure or delay by government agencies in the transmission or receipt of this information. Due to holidays and technical problems with state computer systems, our websites have experienced slower response times or decreased traffic in the past and may experience the same incidents in the future. In addition, our users depend on Internet service providers, online service providers and other website operators for access to our government portals and other online government-to-citizen and government-to-business services. Many of these providers and operators have experienced significant outages in the past due to system failures unrelated to our systems, holidays and heavy user traffic, and could experience the same outages, delays and other difficulties in the future. Any of these system failures could harm our business, results of operations, cash flows and financial condition.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, new SEC regulations and NASDAQ Global Select Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining adequate and appropriate standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting has required the commitment of significant financial and managerial resources. In addition, the Company has agreed in its settlement with the SEC to retain an independent consultant to review and advise on any need for improvement in its policies, procedures, controls and training related to payment and classification of employee expenses, corporate credit card use, handling of whistleblower complaints and disclosure of perquisites and related party transactions.  Making any such recommended improvements may further increase general & administrative expenses and require increased utilization of management time and attention.  Further, as a result of increasing regulation, our board members and executive officers could face an increased risk of personal liability in connection with the performance of their duties.  As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal administrative office occupies a total of approximately 24,000 square feet of leased space at 25501 West Valley Parkway, Suite 300, Olathe, Kansas 66061.  All of our subsidiaries also lease their facilities. We do not own any real property and do not currently anticipate acquiring real property or buildings in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On January 12, 2011, the Company and its Chairman of the Board and Chief Executive Officer, Harry Herington, reached a settlement with the SEC resolving the previously disclosed SEC investigation relating to the reimbursement and disclosure of expenses to Jeffery S. Fraser, the Company’s former Chairman of the Board and Chief Executive Officer.  NIC and Mr. Herington agreed to the settlement without admitting or denying the allegations in the SEC complaint.  The settlements were approved by the U.S. District Court for the District of Kansas.

Under the terms of the settlement, NIC paid a civil monetary penalty of $500,000 and Mr. Herington personally paid a civil monetary penalty of $200,000.  The Company and Mr. Herington consented to a permanent injunction against future violations of certain provisions of the federal securities laws and SEC rules which are set forth in exhibits to the Current Report on Form 8-K filed by the Company on January 12, 2011 describing the settlement.  The Company also agreed to retain an independent consultant to review and advise on any need for improvement in NIC's policies, procedures, controls and training related to payment of expenses, handling of whistleblower complaints, and disclosure of perquisites and related party transactions.

The staff of the SEC informed counsel for NIC's General Counsel and Chief Operating Officer, William F. Bradley, Jr., in January 2011 that as of that time they did not plan to recommend that the Commission commence an enforcement proceeding against him in connection with this matter.

Stephen M. Kovzan, NIC's Chief Financial Officer, informed the Company that he was unable to reach a settlement with the SEC on terms that he felt were acceptable.  The SEC filed a civil complaint against him in the U.S. District Court for the District of Kansas alleging violations of certain provisions of the federal securities laws detailed in that complaint relating to the reporting and disclosure of expenses by Mr. Fraser.  Mr. Kovzan is represented by personal counsel and he has informed NIC that, based on advice of his counsel, he intends to defend himself against those charges because he believes they are without merit.

As of March 11, 2011, the parties to the previously disclosed derivative lawsuit (Gene Sidore, derivatively on behalf of NIC Inc. v. William F. Bradley, Jr., John L. Bunce, Jr., Art N. Burtscher, Daniel J. Evans, Jeffery S. Fraser, Ross C. Hartley, Harry H. Herington, Alexander C. Kemper, Stephen M. Kovzan, William M. Lyons, Pete Wilson, and NIC Inc. (as nominal defendant), case No. 2:10-cv-02466 (U.S. District Court for the District of Kansas)) agreed in principle to a settlement. The settlement in principle is subject to confirmatory discovery and court approval.  The complaint in the derivative lawsuit alleged that the individual defendants breached certain fiduciary duties to the Company in connection with the Company's handling of certain business expenses claimed by former Chief Executive Officer Jeffery Fraser and the internal and SEC investigations of such expenses.

The individual defendants previously filed motions to dismiss, but prior to the time plaintiff’s responses were due, plaintiff initiated settlement discussions that have led to the settlement agreement being reached, subject to confirmatory discovery and court approval.   Under the settlement, the Company would (i) implement or maintain certain agreed governance procedures relating to, among other things, enhanced Audit Committee responsibilities, Director nomination procedures, Director stock ownership guidelines, executive compensation and expense review and oversight, and the process for certain public disclosures, and (ii) pay plaintiff $5,000 as a case contribution award, and plaintiff’s counsel $495,000 in attorneys’ fees and costs. The Company expects both amounts to be reimbursed by the Company’s directors' and officers' liability insurance carrier. The Company also agreed not to oppose any efforts by plaintiff and his counsel to recover for the benefit of the stockholders the sums paid to the SEC in connection with the recently settled enforcement action, SEC v. NIC Inc., et al., No. 2:11-cv-02016 (D. Kan.).  In exchange, plaintiff and the Company will generally release all individual defendants from any and all claims made against them, or that could have been made against them, in the derivative lawsuit. In order to obtain additional perspective on whether the proposed settlement was in the best interest of the Company and its stockholders, the Board of Directors appointed a Special Settlement Committee (the “Settlement Committee”) consisting of director William M. Lyons.  The Settlement Committee hired independent counsel to advise it. Following review of the relevant information and documents from the SEC investigation and the derivative lawsuit, the Settlement Committee recommended that the Board of Directors approve the proposed settlement with minor modifications that were accepted by plaintiff, and subject to the settlement with Mr. Fraser described below being achieved within prescribed parameters which will also be accomplished upon receipt of court approval.

In conjunction with the settlement negotiations in the derivative lawsuit, the Company and the derivative plaintiff Mr. Sidore reached a comprehensive settlement in principle with its former CEO and Chairman, Jeffery S. Fraser, for expenses paid by the Company to Mr. Fraser from 1999 through 2003, that were under review by the Audit Committee as previously disclosed.   Mr. Fraser asserted that the statute of limitations barred claims by or on behalf of the Company for recovery of any amounts for the period July 1999 to December 2003, and further asserted that the great majority of the expenses under review were legitimate business expenses.  The parties, including derivative plaintiff Mr. Sidore, agreed to resolve the matter through payment from Mr. Fraser to the Company in the amount of $225,000, as well as a comprehensive mutual release of claims as between the Company and Mr. Fraser, including a release by Mr. Fraser of any further claims for indemnification, under the Company's by-laws or otherwise, for future matters arising out of or related to the facts alleged in the derivative lawsuit or recently settled SEC matter.  If the settlement with Mr. Fraser, which has been incorporated into the settlement of the derivative lawsuit, receives court approval, the Audit Committee review of expenses paid by the Company to Mr. Fraser from 1999 through 2003 will be concluded.

Notice of the settlement will be sent or publicized to all stockholders, with an opportunity to object, prior to the court’s consideration of approval of the settlement.

On February 18, 2011, the Company’s subsidiary, NIC Technologies, LLC (formerly National Information Consortium Technologies, LLC) was served with a complaint filed in the U.S. District Court for the District of Maryland  by Micro Focus (US), Inc. and Micro Focus (IP) Limited, alleging: (i) breach of contract regarding the software license for software used to compile code running on two NIC Technologies’ internal servers to deliver FEC services; and (ii)  copyright infringement of the software covered by the licenses.  The complaint seeks damages of at least $3,487,500.00 and a declaratory judgment.  NIC Technologies is evaluating the complaint and has not yet filed its response.

In addition, the Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any other material legal proceedings, with the exception of the purported derivative action and NIC Technologies, LLC complaint noted above.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol "EGOV." The following table shows the range of high and low sales prices reported on the NASDAQ Global Select Market for the periods indicated.

Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$9.20	$7.13
Second Quarter	$7.52	$6.38
Third Quarter	$8.37	$6.37
Fourth Quarter	$9.78	$8.12

Fiscal Year Ended December 31, 2009	High	Low
First Quarter	$5.88	$4.20
Second Quarter	$7.34	$4.97
Third Quarter	$8.90	$6.49
Fourth Quarter	$9.36	$8.39

As of February 28, 2011, there were approximately 300 holders of record of shares of our common stock.

Dividend Policy

On December 3, 2010, the NIC Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of December 17, 2010.  The dividend, totaling approximately $16.2 million, was paid on December 30, 2010, out of the Company’s available cash.

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

Performance Graph

The performance graph below compares the annual change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2005, and ending on December 31, 2010 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of:  (a) the NASDAQ Composite (U.S.) Index and (b) a Peer Group, assuming a $100 investment on December 31, 2005.  It should be noted that on February 20, 2007 we paid a special cash dividend of $0.75 per share, on February 28, 2008 we paid a special cash dividend of $0.25 per share, on February 27, 2009 we paid a special cash dividend of $0.30 per share, on February 26, 2010 we paid a special cash dividend of $0.30 per share, and on December 30, 2010 we paid a special cash dividend of $0.25 per share, all of which are included in the presentation of our performance.  We did not pay any other dividends on our common stock during the period commencing on December 31, 2005, and ending on December 31, 2010.  The stock price performance on the graph below is not necessarily indicative of our future price performance.

Comparison of Cumulative Total Return Among
NIC Inc., NASDAQ Composite (U.S.) Index and a Peer Group
Total Return Analysis
	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
NIC Inc.	$ 100.00	$ 80.68	$ 156.44	$ 88.80	$ 187.08	$ 212.02
Nasdaq Composite	$ 100.00	$ 109.52	$ 120.27	$ 71.51	$ 102.89	$ 120.29
Peer Group	$ 100.00	$ 118.41	$ 130.06	$ 112.30	$ 152.44	$ 174.72

The Peer Group consists of five companies, each of whose business focus is similar to that of NIC.  While not all of the companies provide services exclusively to governments, the services provided are similar to those we provide.  The members of the Peer Group are as follows:  Bearing Point, Inc. (BE) (formerly known as KPMG Consulting, Inc. (KCIN)), Accenture, Ltd. (ACN), International Business Machines Corp. (IBM), Maximus, Inc. (MMS) and Tier Technologies (TIER).  Bearing Point, Inc. was included until December 31, 2008, as it filed for Chapter 11 bankruptcy protection in February 2009.  Bearing Point, Inc. was replaced by Watson Wyatt Worldwide, Inc. in the Peer Group effective January 1, 2009.  On January 1, 2010, Watson Wyatt Worldwide, Inc. merged with Towers Perrin to form Towers Watson & Co.

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

(c) During the fourth quarter of 2010, the Company acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock or the exercise of options as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 19, 2010	4,809	$8.56	N/A	N/A
October 27, 2010	145	$8.75	N/A	N/A
October 28, 2010	308	$8.74	N/A	N/A
November 5, 2010	739	$9.00	N/A	N/A
November 19, 2010	325	$8.62	N/A	N/A

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Income Data:	(in thousands, except per share data)
Total revenues	$161,534	$132,886	$100,575	$85,755	$71,376
Operating income	29,398	22,021	18,609	16,127	16,148
Income from continuing operations	18,363	13,946	11,921	11,955	10,739
Net income	18,363	13,946	11,921	11,955	10,739
Income per share from continuing operations – basic	0.28	0.22	0.19	0.19	0.17
Income per share from continuing operations – diluted	0.28	0.22	0.19	0.19	0.17
Net income per share – basic	0.28	0.22	0.19	0.19	0.17
Net income per share – diluted	0.28	0.22	0.19	0.19	0.17

As discussed in Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-K, we acquired the then-current portal management contracts for the state of Texas (collectively, the “Acquired Texas Contracts”) in the second quarter of 2009.  The Acquired Texas Contracts expired on December 31, 2009, except certain Master Work Order projects will expire on August 31, 2012 and others will expire on August 31, 2014.  During the third quarter of 2009, we entered into a new seven-year contract with the state of Texas to manage the state’s official government portal (the “New Texas Contract”).  The New Texas Contract commenced on January 1, 2010 and runs through August 31, 2016.  We did not begin earning revenues under the New Texas Contract until 2010.  The New Texas Contract has terms substantially different than the Acquired Texas Contracts.

	December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:	(in thousands, except for dividends declared)
Total assets	$111,376	$123,608	$119,412	$111,376	$140,134
Long-term debt (includes current portion of notes payable/capital lease obligations)	-	-	-	-	-
Dividends declared per share outstanding on:
December 30, 2010	$0.25	$-	$-	$-	$-
February 16, 2010	$0.30	$-	$-	$-	$-
February 17, 2009	$-	$0.30	$-	$-	$-
February 18, 2008	$-	$-	$0.25	$-	$-
February 12, 2007	$-	$-	$-	$0.75	$-
Total stockholders’ equity	$53,270	$66,559	$67,220	$66,865	$99,254

As further discussed in Note 9 in the Notes to Consolidated Financial Statements included in this Form 10-K, we paid a special dividend totaling approximately $16.2 million out of our available cash in December 2010, we paid a special dividend totaling approximately $19.3 million out of our available cash in February 2010, we paid a special dividend totaling approximately $19.2 million out of our available cash in February 2009, we paid a special dividend totaling approximately $15.7 million out of our available cash and short-term investments in February 2008, and we paid a special dividend totaling approximately $46.7 million out of our available cash and short-term investments in February 2007.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution about Forward-Looking Statements

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this Annual Report on Form 10-K regarding NIC and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties.   Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future.  For example, statements like we "expect," we "believe," we "plan," we "intend" or we "anticipate" are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this 2010 Annual Report on Form 10-K.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements.  These include, among others, NIC’s ability to  successfully integrate into its operations recently awarded eGovernment contracts or acquired assets or entities; NIC’s ability to successfully increase the adoption and use of eGovernment services; the success of the Company in signing contracts with new states and government agencies, including continued favorable government legislation; NIC's ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; pending litigation involving the Company; and general economic conditions (including the current economic slowdown) and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of this 2010 Annual Report on Form 10-K.  Pending litigation involving the Company is discussed in Part I, Item 1A, Item 3 and Note 8 in the Notes to Consolidated Financial Statements included in this Form 10-K.  Investors should read all of these discussions of risks carefully.

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

In our core business, portal outsourcing, we enter into contracts primarily with state governments to design, build and operate enterprise-wide, Web-based portals on their behalf. We enter into multi-year contracts and manage operations for each government partner through separate subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our portals consist of websites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver history records or filing a form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments.  We do this by marketing portal services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals.  Our unique self-funding business model allows us to obtain revenues by sharing in the fees generated from eGovernment services. Our partners benefit because they reduce their financial and technology risks, increase their operational efficiencies and gain a centralized, customer-focused presence on the Internet. Businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments.

On behalf of our government partners, we enter into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the transaction and data access services we provide and the division of revenues between the Company and the government agency. The government must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain.  Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could adversely affect the profitability of the respective contract to us.  We generally own all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use in its portal only. However, certain customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to an increasing number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license.  If our contract were not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except for the services we provide on a SaaS basis, which would be available to our partners on a fee-for-service basis. We also provide certain payment processing services on a SaaS basis to a few private sector companies and non-NIC portal states, and may continue to market these services to other entities in the future.  Historically, however, revenues from these services have not been significant. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

Currently, we have 23 portals through which we provide portal outsourcing services to states, and in addition have been awarded new portal contracts in the states of New Jersey and Mississippi, which have not yet fully deployed or become financially viable.

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

•
Win new portal contracts – A key objective of the Company, beginning in 2007, was to accelerate new state portal contract wins by making incremental expenditures in the areas of business development and marketing, through a combination of additional sales personnel, strategic advertising and public relations initiatives.  We have continued with similar levels of annual investment in business development and portal operations to drive long-term growth. We have responded to several active portal procurement opportunities and realized significant benefits from our investment.  In the second quarter of 2009, we acquired the then-current portal management contracts for the state of Texas (collectively, the “Acquired Texas Contracts”).  The Acquired Texas Contracts expired on December 31, 2009, except certain Master Work Order projects, which will expire on August 31, 2012 and others will expire on August 31, 2014. During the third quarter of 2009 we entered into a new seven-year contract with the state of Texas to manage the state’s official government portal (the “New Texas Contract”).  The New Texas Contract commenced on January 1, 2010 and runs through August 31, 2016.  In addition, we were awarded a new contract in New Mexico in the second quarter of 2009 to serve the Motor Vehicle Division and its parent, the New Mexico Taxation and Revenue Department.  The contract runs through June 1, 2013.  We were also awarded a new contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) in 2009 to develop and manage a National Motor Carrier Pre-Employment Screening Program (“NMCPSP”) using a transaction-based, self-funded business model.  The NMCPSP commenced operations in the second quarter of 2010.  The contract had an initial term ending on February 16, 2011, with four single-year renewals at the option of the FMCSA.  During the first quarter of 2011, the FMCSA approved a one-year contract extension through February 16, 2012.  We have also been awarded new portal contracts in the states of New Jersey and Mississippi, which have not fully deployed or become financially viable.

Our goal is to continue expanding our number of government partners by leveraging our strong relationships with current government partners and our reputation for providing proven eGovernment services. We intend to continue marketing our services to new governments in state, local and Federal jurisdictions.  Our expansion efforts include developing relationships and sponsors throughout an individual government entity, pursuing strategic technology alliances, making presentations at conferences of government executives with responsibility for information technology policy, and developing contacts with organizations that act as forums for discussions between these executives.

•
Increase transactional revenues from our existing government portals – Part of our strategy is to increase transactional revenues from our existing government portals by building new applications and services, taking successful applications and services and implementing them in our other government portal states, and increasing the adoption of existing portal applications and services within each state where we operate.  We intend to accomplish this with new service offerings, increased operational focus and expanded marketing initiatives. In addition, we will work closely with the governance authority for each of our partner portals to evaluate the pricing of new and existing services to encourage higher usage and increased revenue streams.  We plan to continue our development of new online transactional services that enable government agencies to interact more effectively and efficiently with businesses, citizens and other government agencies. We will continue to work with government agencies, professional associations and other organizations to better understand the current and future needs of our customers. We will continue to work with our government partners to create awareness of the online alternatives to traditional government interaction through initiatives such as informational brochures, government voicemail recordings and inclusion of website information on government communication materials. In addition, we will continue to update our portals to highlight new government service information provided on the portals.  We plan to work with professional associations to directly and indirectly communicate to their members the potential convenience, ease of use and other benefits of the services our portals offer.

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

Our long-term goal is to grow same state revenues 10-15% per year, absent online DMV price increases. Same state portal revenues grew 8% in 2010, 12% in 2009 and 11% in 2008.  Our same state revenue growth in 2010 was lower than our growth in 2009 or 2008 primarily due to lower same state portal software development revenues, which decreased 9% from the prior year, and due to lower same state non-DMV, transaction-based revenue growth, as described below.  Non-DMV, transaction-based revenues consist of transaction fees generated by means other than from the sale of driver history, or DMV, records.  As non-DMV, transaction-based revenues continue to become a larger component of overall portal revenues, our growth in same state non-DMV, transaction-based revenues becomes more important.  Same state non-DMV, transaction-based revenues grew 22% in 2010, compared to 25% in 2009 and 23% in 2008.  We grow same-state non-DMV, transaction-based revenues by continually deploying new revenue generating services and by driving adoption of existing services within our portal businesses.  We believe a key factor in organically growing our revenues is to continually focus on driving adoption, and on implementation of new non-DMV, transaction-based service.

Growth in DMV transaction-based revenues is also an important factor in our goals for overall same state revenue growth.  Historically, DMV price increases have been relatively infrequent, and our ability to grow same state DMV revenues has been limited, as such revenues have been driven by broader economic factors outside of our control.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year, with our historical average closer to 3%.  We believe our DMV revenues in 2010, 2009 and 2008 were negatively affected by the worsening of the broader macroeconomic conditions (same state DMV revenues increased 1% in 2010, were flat in 2009 and increased 1% in 2008), which we currently expect may continue into 2011.

•
Continue to grow profitability – In addition to driving same state revenue growth, part of our strategy is to increase profitability by driving cost containment efforts throughout the Company and maintaining a lean organizational structure that fosters entrepreneurial decision-making and innovation and accentuates the strong financial leverage of our business model.

An important financial metric that we use to gauge our portal profitability is portal gross profit percentage, or gross profit rate, which is calculated by dividing portal gross profit (portal revenues minus cost of portal revenues, excluding depreciation and amortization) by portal revenues.  Our portal gross profit rate was 38% in 2010, down from 41% in 2009 and 45% in 2008.  The decrease in our 2010 portal gross profit rate was due mainly to the gross profit percentage from the New Texas Contract, which is currently lower than the company-wide average excluding the New Texas Contract, thereby diluting the overall average.  Also contributing to this decrease was an increase in bank fees.  A growing percentage of our non-DMV, transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we plan to continue to implement these services as they contribute favorably to our operating income growth. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).  The decrease in our 2009 portal gross profit rate was attributable to several factors.  Our portal gross profit percentage from the Acquired Texas Contracts was lower than our company-wide average excluding the Acquired Texas Contracts. In addition, cost of portal revenues were higher in 2009 due primarily to start-up costs at our newer portals and additional personnel in several of our portals due to our continued growth and reinvestment in our core business, and higher stock-based compensation for annual grants of restricted stock to management-level portal employees.  Also contributing to this decrease was an increase in bank fees.  We currently expect our portal gross profit percentage to be in the upper 30 percent range in 2011.

We also view selling & administrative costs, expressed as a percentage of total revenue, to be an important indicator of the relative year-over-year growth in our corporate level expenses.  Selling & administrative costs as a percentage of total revenue were 17% in 2010, 19% in 2009, and 22% in 2008.  The decrease in 2010 selling & administrative costs as a percentage of total revenue was primarily a result of higher revenues from the New Texas Contract (which totaled $35.8 million in 2010) as compared to revenues from the Acquired Texas Contracts (which totaled $19.8 million in 2009 after the May 2009 acquisition).  The decrease in 2009 selling & administrative costs as a percentage of total revenue was primarily a result of significant incremental revenues from the Acquired Texas Contracts, as noted above.  In 2011, we currently expect selling & administrative costs as a percentage of total revenue to range from 16% to 17%, which reflects historical levels of modest expense growth.  We also currently expect depreciation and amortization expense as a percentage of total revenue to be approximately 3%, as we plan to continue to make key IT infrastructure and security investments to support our long-term expansion and enhance corporate-wide information technology security and portal operations.

Finally, our consolidated operating margin (operating income divided by total revenues) is an important measure of our overall profitability.  This metric was 18% in 2010, 17% in 2009, and 19% in 2008.  The decrease in our 2009 operating income margin was primarily attributable to the lower gross profit from our Acquired Texas Contracts, coupled with higher start-up costs related to new contracts entered into during 2009.  In 2009, we also recognized approximately $4.1 million of incremental intangible asset amortization expense related to the Acquired Texas Contracts, partially offset by a nonrecurring gain on acquisition (net of tax) of approximately $2.2 million.  In addition, we incurred approximately $0.8 million of acquisition-related costs in 2009, as further discussed in Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Overview of Business Models and Revenue Recognition

We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services.  The portal category includes revenues and cost of revenues primarily from our subsidiaries operating state and local government portals on an outsourced basis.  The software & services category includes revenues and cost of revenues primarily from our subsidiaries that provide software development and services other than portal outsourcing services to state and local governments and provide software development and services to federal agencies.  We currently derive revenue from three main sources: transaction-based fees, time and materials-based fees for application development and fixed fees for portal management services.  Each of these revenue types and the corresponding business models are further described below.

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

The highest volume, most commercially valuable service we offer is electronic access to DMV records.  This service accounted for approximately 41% of our portal revenues in 2010, 44% in 2009, and 48% in 2008.  We believe that while this service will continue to be an important source of revenue, its contribution as a percentage of total revenues on an individual portal basis will decline modestly as other sources grow. LexisNexis Risk Solutions (formerly ChoicePoint), which resells these records to the auto insurance industry, accounted for approximately 28% of portal revenues in 2010 33% in 2009 and 33% in 2008, respectively.

In our outsourced portal businesses for 2010, DMV transaction-based revenues represented approximately 41% of portal revenues, non-DMV transaction-based revenues represented approximately 43%, portal software development revenues represented approximately 11%, and portal management revenues represented approximately 5%.  Approximately 78% of our transaction-based revenues related to business-to-government transactions, while the remaining 22% related to citizen-to-government transactions.

Transaction-based revenues from our outsourced state portal business units are highly correlated to population, but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises and the government entity's development of policy and information technology infrastructure supporting electronic government.

LexisNexis Risk Solutions and other data resellers and companies who access DMV records have entered into contracts with the portals our subsidiaries operate to request these records from the various states with which we have contracts.  Under the terms of these contracts, we provide data resellers with driver's license and traffic records that vary by contract, for fees that currently range from $2.00 to $27.50 per record requested. The fees charged to all entities that access DMV records are the same for records of a particular state.  We typically collect the entire fee, of which a certain portion is remitted to the state by statute. These contracts are generally self-renewing until canceled by one side or the other, and generally may be terminated at any time after a 60-day notice.  These contracts may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, these contracts are immediately terminable if the state statute allowing for the public release of these records is repealed.

We charge for electronic access to records on a per-record basis and, depending upon government policies, also on a fixed or sliding scale bulk basis. Our fees are set by negotiation with the government agencies that control the records and are typically approved by a government sanctioned oversight authority. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit.  We have limited control over the level of fees we are permitted to retain.  We recognize revenues from transactions (primarily transaction-based information access fees and filing fees) on an accrual basis net of the transaction fee due to the government, and we bill end-user customers primarily on a monthly basis. We typically receive a majority of payments via electronic funds transfer and credit card within 25 days of billing and remit payment to governments within 30 to 45 days of the transaction. The costs that we pay state agencies for data access are accrued as accounts receivable and accounts payable at the time revenue from the access of public information is recognized. We typically must remit a certain amount or percentage of these fees to government agencies regardless of whether we ultimately collect the fees. The pricing of transactions varies by the type of transaction and by state.

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

Our software & services businesses

NIC Technologies

NIC Technologies currently derives a significant portion of its revenues from a new contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the National Motor Carrier Pre-Employment Screening Program (“NMCPSP”) using a self-funded, transaction-based business model.  The NMCPSP commenced operations in the second quarter of 2010.  NIC Technologies recognizes revenues from this contract (primarily transaction-based information access fees) when the services are provided.  NIC Technologies also derives a significant portion of its revenues from time and materials application development and maintenance outsourcing contracts with the state of Michigan and the FEC and recognizes revenues as services are provided.

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

 Uncertain Tax Positions

The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  We are also subject to periodic audits by government tax authorities of our income tax returns.  We are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time.  Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Notes 2 and 10 in the Notes to the Consolidated Financial Statements included in this Form 10-K for additional detail on our uncertain tax positions.

Deferred Income Taxes

We recognize deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted laws and statutory rates applicable in each tax jurisdiction to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  We are required to make many subjective assumptions and judgments in determining deferred income tax assets and liabilities.  Changes in our assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.  For additional discussion of deferred income taxes, see Note 10 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Financial Analysis of Years Ended December 31, 2010, 2009, and 2008

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

Stock-Based Compensation

The following table presents stock-based compensation expense included in our consolidated statements of income for the three years ended December 31, 2010 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of portal revenues, exclusive of depreciation & amortization	$1,067	$882	$721
Cost of software & services revenues, exclusive of depreciation and amortization	57	27	29
Selling & administrative	2,905	2,100	1,721
Stock-based compensation expense before income taxes	4,029	3,009	2,471
Income tax benefit	(1,512)	(1,108)	(941)

Net stock-based compensation expense	$2,517	$1,901	$1,530

As of December 31, 2010, there was no unrecognized compensation cost remaining related to nonvested stock options.  All remaining stock options either were exercised or expired during 2010. We did not grant any stock options during the three years ended December 31, 2010, and do not currently anticipate granting stock options in the future.  Instead, we currently expect to grant only restricted stock awards.

The fair value of restricted stock vested during the year ended December 31, 2010 was approximately $2.8 million.  As of December 31, 2010, there was approximately $6.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards.  We expect to recognize the cost related to restricted stock awards over the next 2.6 years.

We believe that equity-based compensation, particularly restricted stock awards, will continue to play an important role in supporting employee retention and providing key employees with long-term incentives to meet Company goals.  For additional information regarding equity instruments exchanged for employee services, see Note 11 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Results of Operations

Key Financial Metrics	2010	2009	2008
Revenue growth – outsourced portals	21%	33%	17%
Same state revenue growth – outsourced portals	8%	12%	11%
Recurring portal revenue %	89%	89%	92%
Gross profit % - outsourced portals	38%	41%	45%
Selling & administrative expenses as % of total revenues	17%	19%	22%
Operating income margin % (operating income as a % of total revenues)	18%	17%	19%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

Portal Revenue Analysis	2010	Increase from 2009	2009	Increase/(Decrease) from 2008	2008
DMV transaction-based	$62,873	12%	$56,179	21%	$46,342
Non-DMV transaction-based	67,409	35%	50,092	45%	34,600
Portal management	7,814	3%	7,571	(9%)	8,342
Portal software development	17,080	16%	14,732	96%	7,511

Total	$155,176	21%	$128,574	33%	$96,795

Portal revenues for 2010 increased 21%, or approximately $26.6 million, over 2009.  Of this increase, (i) 14%, or approximately $17.7 million, was attributable to increases from our newer portals, including Texas ($16.0 million, which includes increases in DMV transaction-based revenues of $4.9 million, non-DMV transaction-based revenues of $7.8 million and portal software development revenues of $3.3 million), which began to generate revenues in June 2009, and New Mexico ($1.7 million), which began to generate revenues in October 2009; and (ii) 7%, or approximately $8.9 million, was attributable to an increase in same state portal revenues (outsourced portals in operation and generating revenue for two full periods).

Same state portal revenues in 2010 increased 8%, or approximately $8.9 million, over 2009, with same state non-DMV transaction-based revenues increasing 22%, or approximately $9.3 million, same state DMV transaction-based revenues increasing 1%, or approximately $0.3 million and same state portal software development revenues decreasing 9%, or approximately $1.0 million.  Our same state revenue growth in 2010 was lower than the 12% growth we achieved in 2009 primarily due to lower same state portal software development revenues and modestly lower same state non-DMV transaction-based revenue growth.  The decrease in same state portal software development revenues in 2010 was the result of a few significant non-recurring time and materials projects in the prior year.  Same state DMV revenue growth increased 1% in 2010 and was flat in 2009.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year, with our historical average closer to 3%.  We believe our DMV revenues in both 2010 and 2009 were negatively affected by the worsening of the broader macroeconomic conditions, which we expect may continue into 2011.  Same state non-DMV transaction based revenue growth was 25% in 2009.

Portal revenues for 2009 increased 33%, or approximately $31.8 million, over 2008.  Of this increase, (i) 21%, or approximately $20.5 million, was attributable to our newer portals, including the Acquired Texas Contracts ($19.8 million, which included DMV transaction-based revenues of $9.2 million, non-DMV transaction-based revenues of $6.7 million and portal software development revenues of $3.9 million), which we acquired in May 2009, New Mexico ($0.3 million), and West Virginia ($0.4 million), which began to generate revenues in February 2008; and (ii) 12%, or approximately $11.3 million, was attributable to an increase in same state portal revenues.

Same state portal revenues in 2009 increased 12%, or approximately $11.3 million, over 2008, with same state DMV transaction-based revenues remaining flat and same state non-DMV transaction-based revenues increasing 25%, or approximately $8.8 million (primarily due to the addition of several new revenue generating services in existing portals).  Our same state revenue growth in 2009 was higher than the 11% growth we achieved in 2008 primarily due to the increase in same state non-DMV transaction-based revenue growth.  Same state DMV revenue growth in 2009 was flat compared to 1% growth in 2008. Same state non-DMV transaction based revenue growth was 23% in 2008.

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

Cost of Portal Revenue Analysis	2010	Increase from 2009	2009	Increase from 2008	2008
Fixed costs	$64,322	16%	$55,364	32%	$41,860
Variable costs	31,230	49%	20,972	80%	11,632

Total	$95,552	25%	$76,336	43%	$53,492

Cost of portal revenues in 2010 increased 25%, or approximately $19.2 million, over 2009.  Of this increase, (i) 18%, or approximately $13.4 million, was attributable to increases from our newer portals, including Texas ($12.5 million, which includes increases in fixed costs of $7.6 million and variable costs of $4.9 million) and New Mexico portal ($0.5 million), and an increase in other portal-related start-up costs ($0.4 million); and (ii) 7%, or approximately $5.8 million, was attributable to an increase in same state cost of portal revenues.

The increase in same state cost of portal revenues in 2010 was primarily attributable to an increase in variable merchant fees to process credit card transactions, particularly from our portals in Colorado and Indiana.  A growing percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Cost of portal revenues in 2009 increased 43%, or approximately $22.8 million, over 2008.  Of this increase, (i) 28%, or approximately $14.8 million, was attributable to the Acquired Texas Contracts ($13.7 million), start-up costs in our New Mexico portal ($0.6 million), West Virginia portal ($0.2 million) and other portal-related start-up costs ($0.3 million); and (ii) 15%, or approximately $8.0 million, was attributable to an increase in same state cost of portal revenues.

The increase in same state cost of portal revenues in 2009 was primarily attributable to additional personnel in several of our portals due to our continued growth and reinvestment in our core business, coupled with increased employee compensation and benefit costs.  Also contributing to this increase was an increase in variable merchant fees, as described above.

Our portal gross profit percentage was 38% in 2010, down from 41% in 2009 and 45% in 2008.  The decrease in 2010 was due to the increase in cost of portal revenues, as described above.  In addition, the gross profit percentage from the New Texas Contract was lower than the company-wide average excluding the New Texas Contract.  Portal revenues from the New Texas Contract were approximately $35.8 million in 2010, while portal revenues from the Acquired Texas Contracts after the May 2009 acquisition were approximately $19.8 million in the prior year.  Cost of portal revenues from the New Texas Contract was approximately $26.2 million in 2010, while cost of portal revenues from the Acquired Texas Contracts after the May 2009 acquisition was approximately $13.7 million in the prior year.  Excluding revenues and cost of revenues from the New Texas Contract in 2010 and the Acquired Texas Contracts in 2009, our portal gross profit percentage would have been 42% in both the current and prior years.  Other portal-related start-up costs increased by approximately $0.4 million in 2010. The decrease in our portal gross profit percentage in 2009 was due to the increase in cost of portal revenues, as described above.  In addition, the portal gross profit percentage from the Acquired Texas Contracts was lower than our company-wide average.  We also incurred approximately $0.3 million of start-up losses from our New Mexico portal, and other portal-related start-up costs of approximately $0.3 million.  We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).  We currently expect our portal gross profit percentage to be in the upper 30% range in 2011.

SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.
Software & Services Revenue Analysis	2010	Increase/(Decrease) from 2009	2009	Increase from 2008	2008
NIC Technologies	$5,120	76%	$2,912	11%	$2,616
NIC Conquest	180	(78%)	815	32%	619
Other	1,058	81%	585	7%	545

Total	$6,358	47%	$4,312	14%	$3,780

Software & services revenues for 2010 increased 47%, or approximately $2.0 million, over 2009.  This increase was primarily due to revenues from the NMCPSP with the FMCSA ($2.0 million), which launched during the second quarter of 2010, and revenues from other services ($0.5 million).  These increases were partially offset by NIC Conquest’s completion of its contract with California SOS in the first quarter of 2010.  Software & services revenues for 2009 increased 14%, or approximately $0.5 million, over 2008.  This increase was primarily attributable to a combination of additional projects for the FEC and increased revenues associated with completion of the maintenance and operations phase of the California SOS project.

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues for 2010 increased 37%, or approximately $1.1 million, over 2009.  This increase was primarily attributable to an increase in costs associated with the new contract with the FMCSA ($2.0 million), offset partially by lower expenses from NIC Conquest ($0.8 million) due to the completion of its contract with the California SOS in the first quarter of 2010.  Cost of software & services revenues for 2009 increased 25%, or approximately $0.6 million, over 2008.  This increase was primarily attributable to start-up costs related to the FMCSA contract ($0.4 million) and costs associated with the completion of the maintenance and operations phase of the California SOS project ($0.2 million).

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in 2010 increased 9%, or approximately $2.3 million, over 2009.  This increase was primarily attributable to a combination of higher incentive compensation and benefit expense (including stock-based compensation for annual grants of restricted stock to certain management-level employees, executive officers and non-employee directors) of approximately $1.0 million and higher legal fees and other third-party costs related to the SEC matter.  In 2010, the Company incurred approximately $5.1 million in legal fees, civil penalties and other third-party costs, including a $0.5 million expense recorded in the third quarter of 2010 in anticipation of paying a civil penalty in connection with the Company’s recent settlement with the SEC, and received approximately $2.7 million of directors’ and officers’ liability insurance reimbursement, resulting in net expenses of approximately $2.4 million.  As discussed in Part I, Item 1A, Item 3 and Note 8 in the Notes to the Consolidated Financial Statements included in this Form 10-K, we were the subject of a formal SEC investigation of expense reporting by certain officers of the Company and certain potentially related matters.  On January 12, 2011, the Company and its Chairman of the Board and Chief Executive Officer reached a settlement with the SEC resolving this matter, as described in Part I, Item 1A, Item 3 and Note 8 in the Notes to the Consolidated Financial Statements included in this Form 10-K.  The settlements were approved by the U.S. District Court for the District of Kansas.

The Company expects to continue to incur legal fees and other expenses in connection with (i) the civil action by the SEC against the Company's Chief Financial Officer, including advancement of expenses, (ii) the derivative suit (pending confirmatory discovery and court approval of the proposed settlement of such litigation as described in Part I, Item 1A, Item 3 and Note 8 in the Notes to the Consolidated Financial statements included in this Form 10-K) and (iii) the other litigation described in Part I, Item 1A, Item 3 and Note 8 in the Notes to the Consolidated Financial statements included in this Form 10-K. The Company’s directors’ and officers’ liability insurance carrier has agreed to reimburse the Company for certain reasonable costs of defense in the SEC civil action and the pending derivative lawsuit.  To the extent the Company’s directors’ and officers’ liability insurance carrier reimburses the Company for expenses previously recorded in selling & administrative expenses, the Company will treat any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.  Selling & administrative expenses for the years ended December 31, 2009 and 2008 included approximately $1.0 million and $0.5 million, respectively, of legal fees and other costs incurred in connection with the SEC matter.

Selling & administrative expenses in 2009 increased 14%, or approximately $3.1 million, over 2008.  This increase was primarily attributable to acquisition-related costs of approximately $0.8 million related to the Acquired Texas Contracts, higher incentive compensation and benefit expense (including stock-based compensation for annual grants of restricted stock to executives officers, management-level employees and non-employee directors), increased sales and marketing expenses associated with active state portal procurement opportunities, higher personnel costs to support and enhance corporate wide information technology security and portal operations, and higher legal fees related to the SEC matter.

As a percentage of total revenues, selling & administrative expenses were 17% in 2010, 19% in 2009 and 22% in 2008.  The decrease in 2010 was primarily a result of significant incremental revenues from the Texas portal (which totalled $35.8 million in 2010 compared to $19.8 million in 2009).The decrease in selling & administrative expenses as a percentage of total revenues in 2009 was primarily a result of significant incremental revenues from the Acquired Texas Contracts (which totalled $19.8 million in 2009 after the May 2009 acquisition).  We currently expect selling & administrative costs as a percentage of total revenue to range from 16% to 17% in 2011, which reflects historical levels of modest corporate overhead growth.

NONRECURRING GAIN ON ACQUISITION OF BUSINESS (NET OF TAX).  We recognized a nonrecurring gain of approximately $2.2 million (net of tax of approximately $1.2 million) on the acquisition of the Acquired Texas Contracts in 2009, as further discussed in Note 4 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS.   We recognized intangible asset amortization expense of approximately $0.3 million and $4.1 million related to the Acquired Texas Contracts in 2010 and 2009, respectively, as further discussed in Note 5 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense in 2010 increased 8%, or approximately $0.3 million, over 2009.  This increase was primarily attributable to capital expenditures for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment to support and enhance corporate-wide information technology security and portal operations, and amortization of capitalized internal use computer software that has been placed in service.  Depreciation & amortization expense in 2009 increased 11%, or approximately $0.4 million, over 2008.  This increase was primarily attributable to capital expenditures in the current and prior periods for normal fixed asset additions in our outsourced portal business.

As a percentage of total revenues, depreciation & amortization was 3% in 2010, 3% in 2009 and 4% in 2008.  We currently expect depreciation and amortization expense as a percentage of total revenues to be 3% in 2011, as we will continue to make key information technology infrastructure and security investments to support the long-term expansion of our portal business.

INCOME TAXES.  Our effective tax rate was approximately 38% in 2010, 37% in 2009, and 38% in 2008.  Our effective tax rate for 2010 was lower than the amount customarily expected (approximately 40%-41%) due primarily to the effect of a favorable benefit related to the federal research and development tax credit totaling approximately $0.9 million.  Legislation extending the tax credit for 2010 and 2011 was recently approved by Congress.  In addition, we recognized a decrease in the liability for uncertain tax positions totaling approximately $0.1 million in 2010, as further discussed in Note 10 in the Notes to Consolidated Financial Statements included in this Form 10-K.  Our effective tax rate for 2009 was lower than the amount customarily expected due primarily to the nonrecurring gain on acquisition of business being presented net of taxes (of approximately $1.2 million) in operating income, as required by authoritative accounting guidance for business acquisitions.  Including the tax impact related to the nonrecurring gain on acquisition of business, our effective tax rate would have been approximately 40% in 2009.  Our effective tax rate for 2008 was lower than the amount customarily expected due primarily to the effect of decreases in the liability for uncertain tax positions totaling approximately $0.2 million. Prospectively, we currently expect our effective tax rate to be between 39% and 40%.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $22.0 million in 2010 compared to $30.5 million in 2009.  As a result of our NOL carryforwards and alternative minimum tax credits, we paid only a minor amount of federal income taxes prior to 2010, and paid income taxes in certain states.  This positively impacted our operating cash flow during the NOL carryforward period.  The Company fully utilized its federal NOL carryforwards in 2009 and made significantly higher estimated quarterly tax payments in 2010. For the years ended December 31, 2010, 2009 and 2008, combined federal and state income tax payments totaled approximately $12.2 million, $1.4 million and $1.1 million, respectively.

The increase in accounts receivable in 2010 was primarily attributable to an increase in fourth quarter payment processing services in Texas and the related timing of cash receipts, in addition to the general increase in revenues across our portal business in 2010.

The increase in prepaid expenses & other current assets in 2010 was primarily attributable to a $2.4 million increase in prepaid taxes related to estimated quarterly tax payments.

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

The increase in accounts payable in 2009 was primarily attributable to accounts payable associated with the Acquired Texas Contracts, offset by accounts payable associated with seasonal applications in Indiana and Idaho. Post-acquisition activity related to the Acquired Texas Contracts increased accounts payable by $4.5 million and accrued expenses by $2.7 million.

The increase in accrued expenses in 2009 was primarily attributable to an increase in accrued compensation and benefit costs of approximately $1.9 million, resulting from an increase in self-funded insurance liabilities, management incentive bonus accruals and other benefit-related costs, and accrued expenses from the Acquired Texas Contracts, as noted above.

Investing Activities

Cash used in investing activities in 2010 primarily reflects $4.1 million of capital expenditures for normal fixed asset additions in our outsourced portal businesses and in our centralized hosting environment to support and enhance corporate-wide information technology security, including Web servers, purchased software and office equipment.  In addition, we capitalized approximately $0.5 million of internal-use software development costs relating to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.

Cash used in investing activities in 2009 primarily reflects $1.5 million in cash paid for the Acquired Texas Contracts and $3.4 million of capital expenditures for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office equipment.  In addition, we capitalized approximately $0.5 million of internal-use software development costs relating to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.

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

Financing Activities

Financing activities in 2010 reflect the payment of $35.5 million of special cash dividends, partially offset by the receipt of $0.7 million in proceeds from our employee stock purchase program and tax deductions of approximately $0.4 million related to stock-based compensation (see Note 10 in the Notes to the Consolidated Financial Statements included in this Form 10-K).

Financing activities in 2009 reflect the payment of a $19.2 million special cash dividend, partially offset by tax deductions of approximately $1.6 million related to stock-based compensation, $0.2 million in proceeds from the exercise of employee stock options for cash and $0.5 million in proceeds from our employee stock purchase program.

Financing activities in 2008 reflect the payment of a $15.7 million special cash dividend, partially offset by $1.9 million in proceeds from the exercise of employee stock options for cash and $0.3 million in proceeds from our employee stock purchase program.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended December 31, 2010 and 2009 were approximately $630.3 million and $453.5 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for each of the three-month periods ended December 31, 2010 and 2009 was 6 days and 8 days, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, decreased to $43.8 million at December 31, 2010, from $55.2 million at December 31, 2009.  Our current ratio, defined as current assets divided by current liabilities, was 1.8 and 2.0 at December 31, 2010 and December 31, 2009, respectively.  The decrease in our working capital and current ratio at December 31, 2010 was due primarily to the $16.2 million special cash dividend paid on December 30, 2010, as further discussed below and in Note 9 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

At December 31, 2010, our total cash and cash equivalents balance was $51.7 million compared to $68.6 million at December 31, 2009.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives and special dividend payments for at least the next twelve months without the need of additional capital.  We have a $10 million unsecured revolving credit facility with a bank.  This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes.  We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility.

We issue letters of credit as collateral for performance on certain of our outsourced government portal contracts and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year.  We had unused outstanding letters of credit totaling approximately $2.1 million at December 31, 2010.  We are not currently required to cash collateralize these letters of credit.  However, even though we currently expect to be profitable in fiscal 2011 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.

In total, we had $2.9 million in available capacity to issue additional letters of credit and $7.9 million of unused borrowing capacity at December 31, 2010 under the facility.  The credit facility will expire in May 2011; however, we currently expect to renew the credit facility prior to its expiration.  Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.  For additional discussion of our credit facility, see Note 7 in the Notes to the Consolidated Financial Statements included in this Form 10-K.

At December 31, 2010, we were bound by performance bond commitments totaling approximately $4.5 million on certain government portal outsourcing contracts.  We have never had any defaults resulting in draws on performance bonds or letters of credit.  Had we been required to post 100% cash collateral at December 31, 2010 for the face value of all performance bonds, letters of credit and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $7.6 million and would have been classified as restricted cash.

On December 30, 2010, we paid a $0.25 per share special cash dividend totaling approximately $16.2 million out of available cash. On February 26, 2010, we paid a $0.30 per share special cash dividend totalling approximately $19.3 million out of available cash.  We do not believe that these dividends will have a significant effect on our future liquidity.  Our future liquidity may be adversely affected to the extent we incur significant legal fees and other expenses that are not covered by our directors’ and officers’ liability insurance in connection with the pending derivative suit or the civil action by the SEC against our Chief Financial Officer, as further discussed above and in Part I, Item 1A, Item 3 and Note 8 in the Notes to the Consolidated Financial Statements included in this Form 10-K.  Our directors’ and officers’ liability insurance carrier has agreed to reimburse the Company for certain reasonable costs of defense in the SEC civil action and the pending derivative lawsuit.  We may need to raise additional capital within the next twelve months to further:

•	fund operations if unforeseen costs arise;

•	support our expansion into other states and government agencies beyond what is contemplated if unforeseen opportunities arise;

•	expand our product and service offerings beyond what is contemplated if unforeseen opportunities arise;

•	respond to unforeseen competitive pressures; and

•	acquire technologies beyond what is contemplated.

Any projections of future earnings and cash flows are subject to substantial uncertainty. If our cash generated from operations and the unused portion of our line of credit are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or issue debt securities.  The sale of additional equity securities could result in dilution to the Company's stockholders.  In recent years, credit and capital markets have experienced unusual volatility and disruption. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements.  The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2010 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating lease obligations	$10,192	$2,551	$3,835	$2,184	$1,622
Income tax uncertainties	398	-	398	-	-
Long-term debt obligations	-	-	-	-	-
Capital lease obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-

Total contractual cash obligations	$10,590	$2,551	$4,233	$2,184	$1,622

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

We have income tax uncertainties of approximately $0.4 million at December 31, 2010.  These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year.  We estimate that these matters could be resolved in one to three years as reflected in the table above.  However, the ultimate timing of resolution is uncertain.   See Notes 2 and 10 in the Notes to the Consolidated Financial Statements included in this Form 10-K for further discussion on income taxes.

Recent Accounting Pronouncements

Refer to Note 2 in the Notes to the Consolidated Financial Statements included in this Form 10-K for a description of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.  Our cash and cash equivalents are subject to market risk due to changes in interest rates.  Cash held in sweep accounts is invested primarily in U.S. government money market accounts that purchase U.S. agency instruments, direct obligations of the U.S. Treasury or repurchase agreements secured by U.S. agency instruments.  Interest rates related to these floating rate securities may produce less income than expected if interest rates fall.  Current yields associated with these securities have decreased significantly due to the increased demand for more conservative investments in light of the recent credit crisis.  Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates, but is not expected to materially impact results of operations.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NIC Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of NIC Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
March 16, 2011

NIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$51,686,503	$68,631,883
Trade accounts receivable	42,059,099	38,963,791
Deferred income taxes, net	871,817	834,439
Prepaid expenses & other current assets	5,920,118	3,231,438
Total current assets	100,537,537	111,661,551
Property and equipment, net	6,758,485	6,427,499
Intangible assets, net	1,539,080	1,991,615
Deferred income taxes, net	2,297,768	3,284,551
Other assets	243,415	242,293
Total assets	$111,376,285	$123,607,509

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,598,692	$42,872,201
Accrued expenses	14,463,748	12,792,795
Other current liabilities	694,424	777,032
Total current liabilities	56,756,864	56,442,028

Other long-term liabilities	1,349,712	606,737
Total liabilities	58,106,576	57,048,765

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000,000 shares authorized,
63,705,851 and 63,239,473 shares issued and outstanding	6,371	6,324
Additional paid-in capital	107,934,910	139,587,039
Accumulated deficit	(54,671,572)	(73,034,619)
Total stockholders' equity	53,269,709	66,558,744
Total liabilities and stockholders' equity	$111,376,285	$123,607,509

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
Revenues:
Portal revenues	$155,175,664	$128,573,539	$96,795,170
Software & services revenues	6,358,195	4,312,190	3,780,333
Total revenues	161,533,859	132,885,729	100,575,503
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	95,552,116	76,336,220	53,492,292
Cost of software & services revenues, exclusive of depreciation & amortization	3,980,365	2,896,456	2,323,158
Selling & administrative	27,926,440	25,650,798	22,517,638
Nonrecurring gain on acquisition of business, net of tax	-	(2,184,255)	-
Amortization of acquisition-related intangible assets	323,076	4,130,256	-
Depreciation & amortization	4,353,748	4,035,410	3,633,201
Total operating expenses	132,135,745	110,864,885	81,966,289
Operating income	29,398,114	22,020,844	18,609,214
Other income (expense):
Interest income	3,133	48,833	695,367
Other income (expense), net	(12,690)	2,872	(49,155)
Total other income (expense), net	(9,557)	51,705	646,212
Income before income taxes	29,388,557	22,072,549	19,255,426
Income tax provision	11,025,510	8,126,556	7,334,349
Net income	$18,363,047	$13,945,993	$11,921,077

Basic net income per share	$0.28	$0.22	$0.19
Diluted net income per share	$0.28	$0.22	$0.19

Weighted average shares outstanding:
Basic	63,511,383	63,002,361	62,530,672
Diluted	63,609,080	63,080,165	62,709,629

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance, January 1, 2008	62,031,312	$6,203	$165,928,113	$(98,901,689)	$(167,675)	$66,864,952
Net income	-	-	-	11,921,077	-	11,921,077
Retirement of treasury stock	-	-	(167,675)	-	167,675	-
Cash dividends on common stock	-	-	(15,709,073)	-	-	(15,709,073)
Shares surrendered and cancelled upon exercise of
stock options and vesting of restricted stock
to satisfy tax withholdings	(64,137)	(6)	(469,372)	-	-	(469,378)
Stock option exercises and restricted stock
vestings	749,706	75	1,861,254	-	-	1,861,329
Stock-based compensation	-	-	2,470,687	-	-	2,470,687
Issuance of common stock under employee
stock purchase plan	61,683	6	279,973	-	-	279,979
Balance, December 31, 2008	62,778,564	6,278	154,193,907	(86,980,612)	-	67,219,573
Net income	-	-	-	13,945,993	-	13,945,993
Cash dividends on common stock	-	-	(19,149,970)	-	-	(19,149,970)
Shares surrendered and cancelled upon exercise of
stock options and vesting of restricted stock
to satisfy tax withholdings	(100,280)	(10)	(701,198)	-	-	(701,208)
Stock option exercises and restricted stock
vestings	455,966	46	206,177	-	-	206,223
Stock-based compensation	-	-	3,008,567	-	-	3,008,567
Tax deductions relating to stock-based
compensation	-	-	1,564,480	-	-	1,564,480
Issuance of common stock under employee
stock purchase plan	105,223	10	465,076	-	-	465,086
Balance, December 31, 2009	63,239,473	6,324	139,587,039	(73,034,619)	-	66,558,744
Net income	-	-	-	18,363,047	-	18,363,047
Cash dividends on common stock	-	-	(35,501,457)	-	-	(35,501,457)
Dividend equivalents on performance-based
restricted stock awards	-	-	(346,751)	-	-	(346,751)
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(127,445)	(13)	(966,244)	-	-	(966,257)
Stock option exercises and restricted stock
vestings	438,949	44	72,725	-	-	72,769
Stock-based compensation	-	-	4,029,022	-	-	4,029,022
Tax deductions relating to stock-based
compensation	-	-	381,315	-	-	381,315
Issuance of common stock under employee
stock purchase plan	154,874	16	679,261	-	-	679,277
Balance, December 31, 2010	63,705,851	$6,371	$107,934,910	$(54,671,572)	$-	$53,269,709

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$18,363,047	$13,945,993	$11,921,077
Adjustments to reconcile net income to net cash provided by operating activities, excluding the effects of acquisition:
Amortization of acquisition-related intangible assets	323,076	4,130,256	-
Depreciation & amortization	4,353,748	4,035,410	3,633,201
Stock-based compensation expense	4,029,022	3,008,567	2,470,687
Deferred income taxes	949,405	5,727,658	6,534,832
Nonrecurring gain on acquisition of business, net of tax	-	(2,184,255)	-
(Gain) loss on disposal of property and equipment	12,690	(2,872)	49,155
Changes in operating assets and liabilities, net of acquisitions
(Increase) in trade accounts receivable	(3,095,308)	(1,467,177)	(9,346,916)
(Increase) decrease in prepaid expenses & other current assets	(2,688,680)	(488,127)	230,940
(Increase) in other assets	(1,122)	(96,977)	(12,173)
Increase (decrease) in accounts payable	(1,273,509)	1,080,857	5,293,422
Increase in accrued expenses	357,945	3,565,705	1,090,181
Increase (decrease) in other current liabilities	(82,608)	(447,608)	647,810
Increase (decrease) in other long-term liabilities	742,975	(286,707)	179,948
Net cash provided by operating activities	21,990,681	30,520,723	22,692,164
Cash flows from investing activities:
Purchases of property and equipment	(4,102,176)	(3,355,011)	(3,942,205)
Proceeds from sale of property and equipment	3,813	18,403	32,234
Capitalized internal use software development costs	(469,602)	(509,986)	(678,098)
Purchases of marketable securities	-	-	(1,000,000)
Sales and maturities of marketable securities	-	-	18,600,000
Acquisition of business	-	(1,500,000)	-
Net cash provided by (used in) investing activities	(4,567,965)	(5,346,594)	13,011,931
Cash flows from financing activities:
Cash dividends on common stock	(35,501,457)	(19,149,970)	(15,709,073)
Proceeds from employee common stock purchases	679,277	465,086	279,979
Proceeds from exercise of employee stock options	72,769	206,223	1,861,329
Tax deductions related to stock-based compensation	381,315	1,564,480	-
Net cash used in financing activities	(34,368,096)	(16,914,181)	(13,567,765)
Net increase (decrease) in cash and cash equivalents	(16,945,380)	8,259,948	22,136,330
Cash and cash equivalents, beginning of year	68,631,883	60,371,935	38,235,605
Cash and cash equivalents, end of year	$51,686,503	$68,631,883	$60,371,935

Other cash flow information:
Income taxes paid	$12,189,184	$1,359,193	$1,083,198

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

In its primary portal outsourcing business, the Company designs, builds and operates Internet-based, enterprise-wide portals on behalf of state and local governments desiring to provide access to government information and to complete government-based transactions online.  These portals consist of websites and applications the Company has built that allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver history records or filing a government-mandated form or report.  Operating under multiple-year contracts (see Note 3), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy.  NIC’s self-funding business model allows the Company to generate revenues by sharing in the fees the Company collects from eGovernment transactions.  The Company’s government partners benefit through reducing their financial and technology risks, increasing their operational efficiencies and gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient and more cost-effective means to interact with governments.  The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals.

The Company’s software & services businesses primarily include its subsidiaries that provide software development and services other than portal outsourcing services to state and local governments and provide software development and services to federal agencies, and include NIC Technologies and NIC Conquest.  In 2009, NIC Technologies entered into a contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the National Motor Carrier Pre-Employment Screening Program (“NMCPSP”) using the self-funded, transaction-based business model.  The NMCPSP commenced operations in the second quarter of 2010.  The contract had an initial term ending on February 16, 2011, with four single-year renewals at the option of the FMCSA.  During the first quarter of 2011, the FMCSA approved a one-year contract extension through February 16, 2012.  NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies through its contracts with the Federal Election Commission (“FEC”) and the state of Michigan.  The contract with the FEC expires on December 31, 2011 and the contract with the state of Michigan expires on December 31, 2012.  NIC Conquest completed the maintenance and operations phase of its contract to provide software applications and services for electronic filings and document management for the California Secretary of State (“California SOS”) effective December 31, 2009, and delivered a final release of its application to the California SOS for acceptance testing.  During the first quarter of 2010, the California SOS completed its acceptance testing and moved the final release into production.  As a result, NIC Conquest has no future obligations under this contract.  NIC offers UCC applications through several of its state portals, typically through the Secretary of State’s office; however, transactional revenues associated with these applications are not associated with NIC Conquest and are included in portal revenues.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services.  The portal category includes revenues from the Company’s subsidiaries operating government portals under long-term contracts on an outsourced basis.  The software & services category includes revenues primarily from the Company’s software & services businesses.  The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, amortization of acquisition-related intangible assets and depreciation & amortization.  Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), telecommunications, merchant fees required to process credit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities.  Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses.  Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent.  Selling & administrative costs also consist of stock-based compensation and corporate-level expenses for market development and public relations.  In addition, selling & administrative costs include legal fees and other expenses, net of directors’ and officers’ liability insurance reimbursements received, incurred in connection with the previously disclosed SEC matter (see Note 8).  In 2009, selling & administrative costs also include acquisition-related costs for the portal management contracts in the state of Texas (see Note 4).

Basis of consolidation

The accompanying consolidated financial statements consolidate the Company together with all of its direct and indirect wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated.

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

Trade accounts receivable

The Company records trade accounts receivable at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts.  The Company calculates this allowance based on its history of write-offs, the level of past-due accounts, and its relationship with, and the economic status of, its customers.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded when received.  The allowance for doubtful accounts at December 31, 2010 and 2009 was $0.6 million and $0.8 million, respectively.

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

The Company periodically evaluates the carrying value of property and equipment to be held and used when events and circumstances warrant such a review. The carrying value of property and equipment is considered impaired when the anticipated undiscounted cash flows from the asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.  The Company did not record any impairment losses on property and equipment during the periods presented.

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

The Company accounts for the costs of developing internal use computer software in accordance with authoritative accounting guidance for internal use computer software, whereby certain costs of developing internal use computer software are capitalized and amortized over their estimated useful life.  For internal use computer software, the estimated economic life is typically 36 months from the date the software is placed in production.  At December 31, 2010 and 2009, such costs are included in intangible assets in the consolidated balance sheets.  At December 31, 2010 and 2009, intangible assets also include the rights to the Texas Master Work Order (see Notes 4 and 5).

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

Accrued expenses

As of each balance sheet date, the Company estimates expenses which have been incurred but not yet paid or for which invoices have not yet been received.  Significant components of accrued expenses consist primarily of employee compensation and benefits (including bonuses, vacation, health insurance and employer 401(K) contributions), third-party professional service fees, payment processing fees and miscellaneous other accruals.

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

Amounts received prior to providing services are recorded as unearned revenue.  At each balance sheet date, the Company makes a determination as to the portion of unearned revenue that will be earned within one year and records that amount in other current liabilities in the consolidated balance sheets. The remainder, if any, is recorded in other long-term liabilities.  Unearned revenues at December 31, 2010 and 2009 were approximately $0.6 million and $0.9 million, respectively.

Software & services revenues

The Company’s software & services revenues primarily include revenues from subsidiaries that provide software development and services other than portal outsourcing services to federal agencies and state and local governments, and include NIC Technologies and NIC Conquest.  NIC Technologies derives a significant portion of its revenues from its contract with the FMCSA to manage the NMCPSP.  NIC Technologies recognizes revenue from its contract with the FMCSA (primarily transaction-based information access fees) when the services are provided.  NIC Technologies also derives a significant portion of its revenues from time and materials applications development and maintenance outsourcing contracts with the state of Michigan and the FEC and recognizes revenues from professional services as the services are provided.  Its contracts with the state of Michigan and the FEC contain general fiscal funding clauses.  The Company recognizes revenue under these contracts if the probability of cancellation is determined to be a remote contingency.

NIC Conquest derived the majority of its revenues from a fixed-fee, long-term application development contract with the California SOS and recognized revenue on the percentage of completion method.  As discussed in Note 1, NIC Conquest has no future obligations under this contract.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with authoritative accounting guidance for share-based payments.  Accordingly, the Company measures stock-based compensation cost at the grant date, based on the calculated fair value of the award, and recognizes an expense over the employee’s requisite service period (generally the vesting period of the grant).  The Company estimates compensation cost related to awards not expected to vest.  See Note 11 for additional information.

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

Fair Value of Financial Instruments

The carrying values of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

Comprehensive income

The Company has no material components of other comprehensive income or loss and, accordingly, the Company's comprehensive income is approximately the same as its net income for all periods presented.

Earnings per share

In June 2008, the FASB issued authoritative accounting guidance to determine whether instruments granted in share-based payment transactions are participating securities.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented.  The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders.  The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities.  The Company adopted this standard effective January 1, 2009.  Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented.  Unvested service-based restricted shares totaled approximately 1.1 million, 1.1 million and 0.9 million at December 31, 2010, 2009 and 2008, respectively.  Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities.  Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period.  The dilutive effect of stock options and shares related to the employee stock purchase plan is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.  The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the changes to the computation of basic and diluted earnings per share:

	December 31,
	2010	2009	2008
Numerator:
Net income	$18,363,047	$13,945,993	$11,921,077
Less: Income allocated to participating securities	(556,304)	(290,480)	(199,518)
Net income available to common stockholders	$17,806,743	$13,655,513	$11,721,559
Denominator:
Weighted average shares – basic	63,511,383	63,002,361	62,530,672
Stock options and restricted stock awards	97,697	77,804	178,957
Weighted average shares – diluted	63,609,080	63,080,165	62,709,629
Basic net income per share:
Net income	$0.28	$0.22	$0.19

Diluted net income per share:
Net income	$0.28	$0.22	$0.19

Outstanding stock options totaling 0.1 million common shares during the year ended December 31, 2008 were not included in the computation of diluted weighted average shares outstanding because their exercise prices were in excess of the average stock price of the Company during the period.  There were no outstanding stock options excluded from the computation of diluted weighted average shares outstanding during 2010 or 2009.  As of December 31, 2010, there were no stock options outstanding.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions.  During November 2010, the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule to implement Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provides temporary unlimited deposit insurance coverage for noninterest bearing transaction accounts at all FDIC-insured depository institutions effective December 31, 2010 through December 31, 2012.  At December 31, 2010, the amount of cash held in domestic non-interest bearing transaction accounts was approximately $50.8 million, while the amount of cash held in interest-bearing sweep accounts was approximately $0.9 million.  The Company limits its exposure to credit loss by holding cash in non-interest bearing transaction accounts and by investing the cash held in its sweep accounts primarily in U.S. government money market accounts that purchase U.S. agency instruments, direct obligations of the U.S. Treasury or repurchase agreements secured by U.S. agency instruments.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued new guidance related to the accounting for multiple-deliverable revenue arrangements.  These new rules amend the existing guidance for separating consideration into multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable.  The new guidance regarding multiple-deliverable revenue arrangements is effective for fiscal years beginning on or after June 15, 2010; however, early adoption is permitted.  The guidance may be applied retrospectively or prospectively for new or materially modified arrangements.  The Company has evaluated the requirements of this new guidance and does not believe there will be a material impact on its consolidated financial statements.

In October 2009, the FASB issued new guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements.  Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance.  The new guidance regarding software revenue arrangements is effective for fiscal years beginning on or after June 15, 2010; however, early adoption is permitted.  The guidance may be applied retrospectively or prospectively for new or materially modified arrangements.  The Company has evaluated the requirements of this new guidance and does not believe there will be a material impact on its consolidated financial statements.

3. OUTSOURCED GOVERNMENT PORTAL CONTRACTS

The Company's outsourced government portal contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government.  The Company's primary business obligation under these contracts is to design, build and operate Internet-based portals on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees.  The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements.

The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals, and generally owns all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only in its portal. However, certain customer management, billing and payment processing software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to an increasing number of government partners on a software-as-a-service basis, and thus would not be included in any royalty-free license.  If the Company's contract were not to be renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except for services provided by the Company on a software-as-a-service basis, which would be available to the government agency on a fee-for-service basis.

At December 31, 2010, the Company was bound by performance bond commitments totaling approximately $4.5 million on certain portal outsourcing contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.  See also Note 7.

The following is a summary of the 23 portals through which the Company provides portal outsourcing services to state governments at December 31, 2010 (which does not include new portal contracts in the states of New Jersey and Mississippi, which have not yet fully deployed or become financially viable):
NIC Subsidiary	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2013
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2011 (6/30/2013)
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2011 (6/26/2013)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/19/2012 (8/19/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2012
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	8/7/2012
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2011 (12/31/2014)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	8/27/2011
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2011 (6/30/2015)
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2013 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2011
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	3/31/2012
Virginia Interactive, LLC	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2014 (1/31/2016)
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

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

During the fourth quarter of 2010, the Company entered into a new five-year contract with the state of Montana, which includes options for the government to extend the contract for up to five additional years.  In addition, the Company received a one-year contract extension from the state of Oklahoma.

During the first quarter of 2011, the Company received one-year contract extensions from the states of Alabama and Iowa.

4. ACQUISITION OF BUSINESS

On May 29, 2009, the Company, through its indirect wholly-owned subsidiary Texas NICUSA, LLC (“TXNICUSA”), completed the acquisition of certain assets from BearingPoint, Inc. (“BearingPoint”), including the then-current portal management contract for TexasOnline, the official website of the state of Texas, through December 31, 2009.  The acquired assets were part of BearingPoint’s North American Public Services Unit which BearingPoint previously agreed to sell to Deloitte LLP (“Deloitte”) pursuant to an Asset Purchase Agreement dated March 23, 2009 (“Asset Purchase Agreement”).  BearingPoint had previously filed for relief under Chapter 11 of the U.S. Bankruptcy Code in February 2009.  Pursuant to the terms of the Asset Purchase Agreement, Deloitte designated the Company as the acquirer of certain designated contracts and assets, and the Company acquired the rights to the designated contracts and the assets directly from BearingPoint.

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

The Company paid Deloitte $1.5 million in cash in exchange for the designation of the Company as the acquirer of the designated contracts and assets from BearingPoint.  The Company funded the purchase price from its existing cash resources.  In addition, the Company designated an affiliate of Deloitte as the subcontractor on certain of the Master Work Order Projects under the Master Work Order.

The acquisition was accounted for under the purchase method of accounting.  Accordingly, net assets were recorded at their estimated fair values.  The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration paid, resulting in a bargain purchase.  Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures appropriately reflected all available information as of the acquisition date.  As a result, the Company recognized a nonrecurring gain of approximately $2.2 million (net of tax) in the second quarter of 2009, which is included in nonrecurring gain on acquisition of business (net of tax) in the consolidated statement of income for the year ended December 31, 2009.  The acquisition resulted in a gain in part because of Deloitte’s desire to designate a buyer for certain assets to be acquired from BearingPoint prior to the closing of all of the transactions contemplated under the Asset Purchase Agreement with BearingPoint and because NIC was one of the few companies in the eGovernment portal management industry with the requisite experience to be considered as a potential buyer.

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

Upon acquisition, the Company recorded a deferred tax liability of approximately $1.2 million related to the nonrecurring gain, which was netted against nonrecurring gain on acquisition of business in the consolidated statement of income for 2009, as required by authoritative accounting guidance for business acquisitions.

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

	Year ended December 31,
	2009	2008
Revenues	$147,262,679	$133,512,735
Net income	$15,719,226	$15,429,650
Net income per common share:
Basic	$0.25	$0.25
Diluted	$0.25	$0.25

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

5. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at December 31:

	December 31, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Rights to the Framework Agreement (Texas)	$-	$-	$-	$3,940,000	$(3,940,000)	$-
Rights to the Master Work Order (Texas)	1,050,000	(513,332)	536,668	1,050,000	(190,256)	859,744
Internal use capitalized software	2,534,117	(1,531,705)	1,002,412	2,064,515	(932,644)	1,131,871
	$3,584,117	$(2,045,037)	$1,539,080	$7,054,515	$(5,062,900)	$1,991,615

Amortization expense totaling approximately $0.3 million and $4.1 million for the years ended December 31, 2010 and 2009, respectively, is included in amortization of acquisition-related intangible assets in the consolidated statements of income.  Amortization expense totaling approximately $0.6 million, $0.5 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, is included in depreciation and amortization in the consolidated statements of income.  The estimated amortization expense in future years related to intangible assets that have been released into production is as follows:

Fiscal Year
2011	$830,538
2012	533,729
2013	72,616
$1,436,883

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31:

	2010	2009
Furniture and fixtures	$3,138,617	$2,632,822
Equipment	12,541,199	11,911,294
Purchased software	5,845,189	4,897,432
Leasehold improvements	810,454	809,127
	22,335,459	20,250,675
Less accumulated depreciation	(15,576,974)	(13,823,176)
	$6,758,485	$6,427,499

Depreciation expense for the years ended December 31, 2010, 2009 and 2008, was $3,754,687, $3,552,850 and $3,330,022, respectively.

7. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

In May 2009, the Company entered into an amendment to extend its $10 million unsecured credit agreement with a bank to May 1, 2011.  The Company currently expects to renew this credit agreement prior to its expiration.  This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes.  The Company can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility.  Interest on amounts borrowed is payable at a base rate or a Eurodollar rate, in each case as defined in the agreement.  The base rate is equal to the higher of the Federal Funds Rate plus 0.5% or the bank’s prime rate.  Fees on outstanding letters of credit are either 1.50% (if the Company’s consolidated leverage ratio is less than or equal to 1.25:1) or 1.75% (if the Company’s consolidated leverage ratio is greater than 1.25:1) of face value per annum.  The Company paid a one-time upfront fee of $37,500 related to the credit facility amendment in May 2009.

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

The Company was in compliance with each of the covenants listed above at December 31, 2010. The Company issues letters of credit as collateral for performance on certain of its outsourced government portal contracts and as collateral for certain office leases.  These irrevocable letters of credit are generally in force for one year.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $2.1 million at December 31, 2010.  The Company is not currently required to cash collateralize these letters of credit. The Company had $2.9 million in available capacity to issue additional letters of credit and $7.9 million of unused borrowing capacity at December 31, 2010 under the facility.  The credit agreement expires in May 2011.  However, letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

The Company has a $1.0 million line of credit with a bank in conjunction with a corporate credit card agreement.

At December 31, 2010, the Company was bound by performance bond commitments totaling approximately $4.5 million on certain government portal outsourcing contracts.  The Company has never had any defaults resulting in draws on performance bonds or letters of credit.  Had the Company been required to post 100% cash collateral at December 31, 2010 for the face value of all performance bonds, letters of credit and its line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $7.6 million and would have been classified as restricted cash.

8. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company and its subsidiaries lease office space and certain equipment under noncancellable operating leases. Future minimum lease payments under all noncancellable operating leases at December 31, 2010 are as follows:

Fiscal Year
2011	$2,551,593
2012	2,218,076
2013	1,617,053
2014	1,181,310
2015	1,002,300
Thereafter	1,621,724

Rent expense for operating leases for the years ended December 31, 2010, 2009 and 2008 was approximately $3.7 million, $3.2 million and $2.9 million, respectively.

SEC Investigation

On January 12, 2011, the Company and its Chairman of the Board and Chief Executive Officer, Harry Herington, reached a settlement with the SEC resolving the previously disclosed SEC investigation relating to the reimbursement and disclosure of expenses to Jeffery S. Fraser, the Company’s former Chairman of the Board and Chief Executive Officer.  NIC and Mr. Herington agreed to the settlement without admitting or denying the allegations in the SEC complaint.  The settlements were approved by the U.S. District Court for the District of Kansas.

Under the terms of the settlement, NIC paid a civil monetary penalty of $500,000 and Mr. Herington personally paid a civil monetary penalty of $200,000.  The Company and Mr. Herington consented to a permanent injunction against future violations of certain provisions of the federal securities laws and SEC rules which are set forth in exhibits to the Current Report on Form 8-K filed by the Company on January 12, 2011 describing the settlement.  The Company also agreed to retain an independent consultant to review and advise on any need for improvement in NIC's policies, procedures, controls and training related to payment of expenses, handling of whistleblower complaints, and disclosure of perquisites and related party transactions.

The staff of the SEC informed counsel for NIC's General Counsel and Chief Operating Officer, William F. Bradley, Jr., in January 2011 that as of that time they did not plan to recommend that the Commission commence an enforcement proceeding against him in connection with this matter.

Stephen M. Kovzan, NIC's Chief Financial Officer, informed the Company that he was unable to reach a settlement with the SEC on terms that he felt were acceptable.  The SEC filed a civil complaint against him in the U.S. District Court for the District of Kansas alleging violations of certain provisions of the federal securities laws detailed in that complaint relating to the reporting and disclosure of expenses by Mr. Fraser.  Mr. Kovzan is represented by personal counsel and he has informed NIC that, based on advice of his counsel, he intends to defend himself against those charges because he believes they are without merit.

Selling & administrative expenses for the years ended December 31, 2010, 2009 and 2008 include approximately $2.4 million (including a $0.5 million expense recorded in the third quarter of 2010 in anticipation of a civil penalty in connection with the Company’s recent settlement with the SEC, and net of approximately $2.7 million of directors’ and officers’ liability insurance reimbursement received during 2010), $1.0 million and $0.5 million, respectively, of legal fees, civil penalties and other third-party costs related to the SEC matter.  The Company expects to continue to incur legal fees and other expenses in connection with the civil action by the SEC against the Company's Chief Financial Officer, including advancements of expenses, the derivative action (pending confirmatory discovery and court approval of the proposed settlement of such litigation described below) and the other litigation described below.

Derivative Action

As of March 11, 2011, the parties to the previously disclosed derivative lawsuit (Gene Sidore, derivatively on behalf of NIC Inc. v. William F. Bradley, Jr., John L. Bunce, Jr., Art N. Burtscher, Daniel J. Evans, Jeffery S. Fraser, Ross C. Hartley, Harry H. Herington, Alexander C. Kemper, Stephen M. Kovzan, William M. Lyons, Pete Wilson, and NIC Inc. (as nominal defendant), case No. 2:10-cv-02466 (U.S. District Court for the District of Kansas)) agreed in principle to a settlement. The settlement in principle is subject to confirmatory discovery and court approval. The complaint in the derivative lawsuit alleged that the individual defendants breached certain fiduciary duties to the Company in connection with the Company's handling of certain business expenses claimed by former Chief Executive Officer Jeffery Fraser and the internal and SEC investigations of such expenses.

The individual defendants previously filed motions to dismiss, but prior to the time plaintiff’s responses were due, plaintiff initiated settlement discussions that have led to the settlement agreement being reached, subject to confirmatory discovery and court approval.  Under the settlement, the Company would (i) implement or maintain certain agreed governance procedures relating to, among other things, enhanced Audit Committee responsibilities, Director nomination procedures, Director stock ownership guidelines, executive compensation and expense review and oversight, and the process for certain public disclosures, and (ii) pay plaintiff $5,000 as a case contribution award, and plaintiff’s counsel $495,000 in attorneys’ fees and costs. The Company expects both amounts to be reimbursed by the Company’s directors' and officers' liability insurance carrier. The Company also agreed not to oppose any efforts by plaintiff and his counsel to recover for the benefit of the stockholders the sums paid to the SEC in connection with the recently settled enforcement action, SEC v. NIC Inc., et al., No. 2:11-cv-02016 (D. Kan.).  In exchange, plaintiff and the Company will generally release all individual defendants from any and all claims made against them, or that could have been made against them, in the derivative lawsuit. In order to obtain additional perspective on whether the proposed settlement was in the best interest of the Company and its stockholders, the Board of Directors appointed a Special Settlement Committee (the “Settlement Committee”) consisting of director William M. Lyons.  The Settlement Committee hired independent counsel to advise it. Following review of the relevant information and documents from the SEC investigation and the derivative lawsuit, the Settlement Committee recommended that the Board of Directors approve the proposed settlement with minor modifications that were accepted by plaintiff, and subject to the settlement with Mr. Fraser described below being achieved within prescribed parameters which will also be accomplished upon receipt of court approval.

In conjunction with the settlement negotiations in the derivative lawsuit, the Company and the derivative plaintiff Mr. Sidore reached a comprehensive settlement in principle with its former CEO and Chairman, Jeffery S. Fraser, for expenses paid by the Company to Mr. Fraser from 1999 through 2003, that were under review by the Audit Committee as previously disclosed.   Mr. Fraser asserted that the statute of limitations barred claims by or on behalf of the Company for recovery of any amounts for the period July 1999 to December 2003, and further asserted that the great majority of the expenses under review were legitimate business expenses.  The parties, including derivative plaintiff Mr. Sidore, agreed to resolve the matter through payment from Mr. Fraser to the Company in the amount of $225,000, as well as a comprehensive mutual release of claims as between the Company and Mr. Fraser, including a release by Mr. Fraser of any further claims for indemnification, under the Company's by-laws or otherwise, for future matters arising out of or related to the facts alleged in the derivative lawsuit or recently settled SEC matter.  If the settlement with Mr. Fraser, which has been incorporated into the settlement of the derivative lawsuit, receives court approval, the Audit Committee review of expenses paid by the Company to Mr. Fraser from 1999 through 2003 will be concluded.

Notice of the settlement will be sent or publicized to all stockholders, with an opportunity to object, prior to the court’s consideration of approval of the settlement.

NIC Technologies, LLC Complaint

On February 18, 2011, the Company’s subsidiary, NIC Technologies, LLC (formerly National Information Consortium Technologies, LLC) was served with a complaint filed in the U.S. District Court for the District of Maryland  by Micro Focus (US), Inc. and Micro Focus (IP) Limited, alleging: (i) breach of contract regarding the software license for software used to compile code running on two NIC Technologies’ internal servers to deliver FEC services; and (ii)  copyright infringement of the software covered by the licenses.  The complaint seeks damages of at least $3,487,500.00 and a declaratory judgment.  NIC Technologies is evaluating the complaint and has not yet filed its response.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any legal proceedings, with the exception of the purported derivative action and NIC Technologies, LLC complaint noted above.

9. STOCKHOLDERS' EQUITY

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

On December 3, 2010, the Company’s Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of December 17, 2010.  The dividend, totaling approximately $16.2 million, was paid on December 30, 2010 on 63,701,118 outstanding shares of common stock.  A dividend equivalent of $0.25 per share was also paid simultaneously on 1,056,117 unvested shares of restricted stock granted under the Company’s 2006 Stock Option and Incentive Plan. The dividend was paid out of the Company’s available cash.

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

10. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
Current income taxes:
Federal	$8,482,146	$153,315	$132,945
State	1,593,959	681,103	666,572
Total	10,076,105	834,418	799,517

Deferred income taxes:
Federal	510,984	6,058,847	5,568,245
State	438,421	1,233,291	966,587
Total	949,405	7,292,138	6,534,832
Total income tax provision	$11,025,510	$8,126,556	$7,334,349

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows at December 31:

	2010	2009
Deferred tax assets:
Amortization of software intangibles	$3,300,881	$4,081,043
Stock-based compensation	1,278,405	893,359
State net operating loss carryforwards	894,817	1,155,816
Amortization of internal use software development costs	829,777	586,607
Accrued vacation	619,728	538,716
Deferred rent	274,042	-
Allowance for doubtful accounts	213,189	295,723
Other	164,138	46,373
Capital losses on sale of affiliates	-	548,780
	7,574,977	8,146,417
Less: Valuation allowance	(585,926)	(1,135,150)

Total	6,989,051	7,011,267

Deferred tax liabilities:
Depreciation & capitalized internal use software development costs	(2,464,981)	(1,667,793)
Nonrecurring gain on acquisition of business	(1,173,816)	(1,173,816)
Other	(180,669)	(50,668)
Total	(3,819,466)	(2,892,277)
Net deferred tax asset	$3,169,585	$4,118,990

For federal income tax purposes, the Company used all available net operating loss (“NOL”) carryforwards as of December 31, 2009.

The Company has identified certain estimated state NOL carryforwards that it might be unable to use. Based on a review of applicable state tax statutes, the Company concluded that there is substantial doubt it would be able to realize the full amount of certain estimated NOL carryforwards in states where the Company cannot file a consolidated income tax return or where future taxable income will not be sufficient to utilize the state NOL before it expires.  As a result, the Company recorded a deferred tax asset valuation allowance totaling $585,926 and $586,370 at December 31, 2010 and 2009, respectively.

A portion of the Company’s total deferred tax valuation allowance at December 31, 2009, totaling $548,780 related to an expected capital loss on the Company’s previous equity method investment in a European joint venture, eGS.  This capital loss carryforward expired during 2010; as a result, the deferred tax assets and corresponding valuation allowance were reduced to zero.

The Company recorded a deferred tax liability of approximately $1.2 million at December 31, 2010 and 2009, respectively, related to the nonrecurring gain on acquisition of the Acquired Texas Contracts in 2009.  See Note 4 for further information.

See Note 11 for discussion of the accounting for income tax deductions relating to the exercise of non-qualified stock options and vesting of restricted stock.

The following table reconciles the statutory federal income tax rate and the effective income tax rate indicated by the consolidated statements of income:

	Year Ended December 31,
	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	4.3	5.7	5.7
Valuation allowance	-	-	(0.4)
Book gain on acquisition of business	-	(4.5)	-
Uncertain tax positions	(0.3)	0.1	(1.3)
Research and development tax credit	(3.1)	-	-
Nondeductible SEC settlement	0.6	-	-
Other	1.0	0.5	(0.9)
Effective federal and state income tax rate	37.5%	36.8%	38.1%

The Company’s effective tax rate for 2010 reflects the effect of a favorable benefit related to the federal research and development tax credit totaling approximately $0.9 million.  Legislation extending the tax credit for 2010 and 2011 was recently approved by Congress.

As further discussed in Note 8, the Company recorded a $0.5 million expense in the third quarter of 2010 in anticipation of paying a civil penalty in connection with the Company’s recent settlement with the SEC.  The Company did not record a tax benefit on this amount because the penalty is not deductible from an income tax standpoint.

The following table provides a reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits (included in other long-term liabilities in the consolidated balance sheets) for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Balance at January 1	$498,845	$467,865	$713,496
Additions for tax positions of prior years	185,507	166,332	1,140
Reductions for tax positions of prior years	(153,844)	-	-
Settlements	-	-	-
Expiration of the statute of limitations	(132,683)	(135,352)	(246,771)
Balance at December 31	$397,825	$498,845	$467,865

    It is expected that the amount of unrecognized tax benefits will change in the next 12 months.  However, the Company does not expect the change to have a significant impact on its results of operations or financial condition.

    The Company, along with its wholly owned subsidiaries, files a consolidated U.S. federal income tax return and separate income tax returns in many states throughout the U.S. The Company’s tax returns are not currently under examination by the Internal Revenue Service (“IRS”). The Company is under examination in the state of Virginia for 2007 and 2008.  The Company remains subject to U.S. federal examination for the tax years ended on or after December 31, 2006. Additionally, any net operating losses that were generated in prior years and utilized in 2006 through 2009 may also be subject to examination by the IRS.  State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense in the consolidated statements of income.  At December 31, 2010 and 2009, accrued interest and penalty amounts were not material.

It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease.  However, the Company does not expect such increases or decreases to be material to its financial condition or results of operations.

11. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

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

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income:

	Year Ended December 31,
	2010	2009	2008

Cost of portal revenues, exclusive of depreciation & amortization	$1,066,714	$882,415	$720,841
Cost of software & services revenues, exclusive of depreciation and amortization	57,636	26,327	28,655
Selling & administrative	2,904,672	2,099,825	1,721,191
Stock-based compensation expense before income taxes	4,029,022	3,008,567	2,470,687
Income tax benefit	(1,511,541)	(1,107,679)	(941,079)
Net stock-based compensation expense	$2,517,481	$1,900,888	$1,529,608

Stock option and restricted stock plans

The Company has a formal stock-option and incentive plan (the “NIC” plan) to provide for the granting of incentive stock options, non-qualified stock options or restricted stock awards to encourage certain employees of the Company and its subsidiaries, and directors of the Company, to participate in the ownership of the Company, and to provide additional incentive for such employees and directors to promote the success of its business through sharing the future growth of such business.

The NIC plan was adopted in May 1998, amended in November 1998 and May 1999, revised in August 1999, amended and restated in May 2004 and May 2006, and amended in May 2009.  The May 2006 amendment and restatement, as approved by the Company’s Board of Directors and stockholders, modified the NIC plan to allow for the granting of restricted stock awards in addition to stock options.  The May 2009 amendment, as approved by the Company’s Board of Directors and stockholders, modified the NIC plan to increase the number of shares the Company is authorized to grant under the NIC plan from 9,286,754 to 14,286,754 common shares.  At December 31, 2010, a total of 4,756,736 shares were available for future grants under the NIC plan.  There have been no option repricings under the NIC plan.

Stock options are generally exercisable one year from date of grant in cumulative annual installments of 25% and expire five years after the grant date.  The Company did not grant any stock options in 2010, 2009 or 2008, and does not currently anticipate granting stock options in the future.  Instead, the Company currently expects to grant only restricted stock awards, as further discussed below.

Stock options

Summary stock option activity for the year ended December 31, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	86,308	$5.18

Granted	-	$-
Exercised	(55,875)	$5.86
Expired	(30,433)	$3.93
Canceled	-	$-
Outstanding at December 31	-	$-	-	$-
Options exercisable at December 31	-	$-	-	$-

The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $0.1 million, $1.0 million and $2.0 million, respectively.  Cash proceeds from the exercise of employee stock options for the years ended December 31, 2010, 2009 and 2008 were approximately $0.1 million, $0.2 million and $1.9 million, respectively.

The fair value of shares vested during the years ended December 31, 2009 and 2008 was approximately $0.1 million and $0.3 million, respectively.  As of December 31, 2009, there was no unrecognized compensation cost remaining related to stock options, as all outstanding options were exercisable and would expire in 2010.

Restricted stock

Grants of restricted stock generally vest beginning one year from the date of grant in cumulative annual installments of 25%.  Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

During 2010, the Board of Directors of the Company granted certain management-level employees, executive officers and non-employee directors service-based restricted stock awards totaling 418,928 shares with a grant-date fair value totaling approximately $3.2 million.

During 2010, the Board of Directors of the Company also granted certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 126,219 shares, with a grant date fair value of $8.34 per share, totaling approximately $1.1 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2012.  The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

•	Operating income growth (three-year compound annual growth rate)
•	Total revenue growth (three-year compound annual growth rate)
•	Cash flow return on invested capital (three-year average)

At the end of the three-year period, the executive officers will receive a specified number of shares based upon certain historical performance criteria.  In addition, the executive officers will accrue dividend equivalents for any cash dividend declared during the performance period, payable in the form of shares of Company common stock, based upon the maximum number of shares to be earned by the executive officers for each performance-based restricted stock award.  Such hypothetical cash dividend payment shall be divided by the fair value of the Company’s common stock on the dividend payment date to determine the maximum number of notional shares to be awarded.  At the end of the three-year performance period and on the date some or all of the shares are paid under the agreement, a pro rata number of notional dividend shares will be converted into an equivalent number of dividend shares earned and paid to the executive officers based upon the actual number of underlying shares earned during the performance period.

At December 31, 2010, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on March 4, 2008 ended.  Based on the Company’s actual financial results from 2008 through 2010, 128,574 of the shares subject to the awards and 16,174 dividend shares were earned and will vest on March 4, 2011.

Performance-based restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed over the requisite service period, beginning on the date of grant, based upon the probable number of shares expected to vest.

A summary of restricted stock activity for the year ended December 31, 2010 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	1,403,116	$6.65

Granted	545,147	$7.86
Vested	(415,455)	$6.71
Expired	-	$-
Canceled	(24,202)	$7.65

Outstanding at December 31	1,508,606	$7.06

The fair value of restricted stock vested during the year ended December 31, 2010, 2009 and 2008 was approximately $2.8 million, $2.1 million and $1.2 million, respectively.  The weighted average grant date fair value per share of equity awards granted during December 31, 2010, 2009 and 2008 was $7.86, $6.62 and $6.04, respectively.  At December 31, 2010, the Company had approximately $6.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards.  The Company expects to recognize this cost over the next 2.6 years.

Income taxes

The Company is permitted to recognize a credit to additional paid-in capital for federal income tax deductions, or windfall tax benefits, resulting from the exercise of non-qualified stock options or vesting of restricted stock if such windfall tax benefits reduce income taxes payable.  Following the with-and-without approach for utilization of tax attributes, which results in windfall tax benefits being utilized after utilization of available tax NOL carryforwards to offset current year taxable income, the Company increased additional paid-in capital for windfall tax benefits totaling approximately $0.4 million and $1.6 million, respectively, during the years ended December 31, 2010 and 2009.  The Company did not record an increase to additional paid-in capital for the windfall tax benefit during the year ended December 31, 2008.  Amounts totaling approximately $0.6 million relating to the exercise of non-qualified stock options and vesting of restricted stock awards were included in the pool of excess tax benefits available to absorb tax shortfalls (i.e., the pool of additional paid-in capital, or the “APIC pool”) during the year ended December 31, 2008.

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

In the offering period commencing on April 1, 2009 and ending on March 31, 2010, 154,874 shares were purchased at a price of $4.386 per share, resulting in total cash proceeds to the Company of approximately $679,000.  In the offering period commencing on April 1, 2008 and ending on March 31, 2009, 105,223 shares were purchased at a price of $4.42 per share, resulting in total cash proceeds to the Company of approximately $465,000.  In the offering period commencing on April 1, 2007 and ending on March 31, 2008, 61,683 shares were purchased at a price of $4.556 per share, resulting in total cash proceeds to the Company of approximately $280,000.  The next offering period under this plan commenced on April 1, 2010.  The closing fair market value of NIC common stock on the first day of the current offering period was $7.40 per share.

The fair values of the offerings were estimated on the dates of grant using the Black-Scholes model using the assumptions in the following table.

	March 31, 2011 Offering	March 31, 2010 Offering	March 31, 2009 Offering
Risk-free interest rate	0.42%	0.58%	1.62%
Expected dividend yield	5.44%	0.00%	0.00%
Expected life	1.0 year	1.0 year	1.0 year
Expected stock price volatility	40.36%	74.79%	42.84%

Weighted average fair value of ESPP rights	$2.03%	$2.28%	$2.39%

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

Defined Contribution 401(k) Profit Sharing Plan

The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment. A discretionary match by the Company of an employee’s contribution of up to 5% of base salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $1.4 million, $1.2 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

12. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s two reportable segments consist of its Outsourced Portal businesses and Software & Services businesses.  The Outsourced Portals segment includes the Company's subsidiaries operating outsourced state government portals and the corporate divisions that directly support portal operations.  The Software & Services segment primarily includes the Company’s subsidiaries that provide software development and services other than portal outsourcing services to state and local governments and provide software development and services to federal agencies, and includes NIC Technologies and NIC Conquest (see Note 1).   Each of the Company’s Software & Services businesses is an operating segment and has been aggregated to form the Software & Services reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items."  There have been no significant intersegment transactions for the periods reported.  The summary of significant accounting policies applies to all segments.

The measure of profitability by which management evaluates the performance of its segments and allocates resources to them is operating income (loss).  Segment asset or other segment balance sheet information is not presented to the Company’s chief operating decision maker.  Accordingly, the Company has not presented information relating to segment assets.

The table below reflects summarized financial information for the Company's reportable segments for the years ended December 31:
	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2010
Revenues	$155,175,664	$6,358,195	$-	$161,533,859

Costs & expenses	101,557,474	4,225,426	21,676,021	127,458,921
Amortization of acquisition-related intangible assets	323,076	-	-	323,076
Depreciation & amortization	3,951,458	80,743	321,547	4,353,748
Operating income (loss)	$49,343,656	$2,052,026	$(21,997,568)	$29,398,114

2009
Revenues	$128,573,539	$4,312,190	$-	$132,885,729

Costs & expenses	81,427,580	3,493,708	19,962,186	104,883,474
Amortization of acquisition-related intangible assets	4,130,256	-	-	4,130,256
Depreciation & amortization	3,559,700	66,626	409,084	4,035,410
Nonrecurring gain on acquisition of business (net of tax)	(2,184,255)	-	-	(2,184,255)
Operating income (loss)	$41,640,258	$751,856	$(20,371,270)	$22,020,844

2008
Revenues	$96,795,170	$3,780,333	$-	$100,575,503

Costs & expenses	58,008,631	2,929,112	17,395,345	78,333,088
Depreciation & amortization	3,215,636	57,641	359,924	3,633,201
Operating income (loss)	$35,570,903	$793,580	$(17,755,269)	$18,609,214

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the years ended December 31:

	2010	2009	2008
Total operating income for reportable segments	$29,398,114	$22,020,844	$18,609,214
Interest income	3,133	48,833	695,367
Other income (expense), net	(12,690)	2,872	(49,155)
Income before income taxes	$29,388,557	$22,072,549	$19,255,426

The highest volume, most commercially valuable service the Company offers is access to driver history records through the Company’s outsourced government portals, referred to as DMV records.  This service accounted for approximately 41%, 44% and 48% of the Company’s portal revenues in 2010, 2009 and 2008, respectively.

A primary source of revenue is derived from data resellers, who use the Company's government portals to access DMV records for sale to the auto insurance industry.  For the year ended December 31, 2010, one of these data resellers accounted for approximately 28% of the Company’s portal revenues and 27% of the Company's total revenues. For the year ended December 31, 2009, one of these data resellers accounted for approximately 33% of the Company’s portal revenues and 32% of the Company's total revenues.  For the year ended December 31, 2008, one of these data resellers accounted for approximately 33% of the Company’s portal revenues and 32% of the Company's total revenues.  At both December 31, 2010 and 2009, this one data reseller accounted for approximately 25% of the Company’s accounts receivable.

For the year ended December 31, 2010, the Company’s Texas portal accounted for approximately 23% of the Company’s portal revenues and 22% of the Company’s consolidated revenues.  For the year ended December 31, 2009, the Company’s Texas portal accounted for approximately 15% of the Company’s portal revenues and 15% of the Company’s consolidated revenues.  For the year ended December 31, 2008, the Company’s Indiana portal accounted for approximately 11% of the Company’s portal revenues and 10% of the Company’s consolidated revenues.

13. UNAUDITED QUARTERLY OPERATING RESULTS

The unaudited quarterly information below is subject to seasonal fluctuations resulting in lower portal revenues in the fourth quarter of each calendar year (on an individual portal basis, and excluding revenues from new outsourced government portal contracts awarded or acquired during the year), due to the lower number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods.  For additional information on significant items affecting the quarterly results for the periods presented, refer above to Notes 4, 5, 10 and 11.

2010
	Three Months Ended				Year Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
Revenues:
Portal revenues	$37,186,137	$39,481,631	$39,763,232	$38,744,664	$155,175,664
Software & services revenues	1,070,469	1,256,317	1,956,977	2,074,432	6,358,195
Total revenues	38,256,606	40,737,948	41,720,209	40,819,096	161,533,859
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization	23,295,163	23,884,902	23,686,305	24,685,746	95,552,116
Cost of software & services revenues,
exclusive of depreciation & amortization	928,958	1,002,885	1,093,214	955,308	3,980,365
Selling & administrative	7,303,233	8,102,849	6,503,567	6,016,791	27,926,440
Amortization of acquisition-related intangible
assets (Notes 4 & 5)	80,769	80,769	80,769	80,769	323,076
Depreciation & amortization	1,082,148	1,114,892	1,108,406	1,048,302	4,353,748
Total operating expenses	32,690,271	34,186,297	32,472,261	32,786,916	132,135,745
Operating income	5,566,335	6,551,651	9,247,948	8,032,180	29,398,114
Other income (expense):
Interest income	666	1,111	605	751	3,133
Other income (expense), net	250	(2,464)	(306)	(10,170)	(12,690)
Total other income (expense)	916	(1,353)	299	(9,419)	(9,557)
Income before taxes	5,567,251	6,550,298	9,248,247	8,022,761	29,388,557
Income tax provision	2,244,621	2,620,676	3,196,085	2,964,128	11,025,510
Net income	$3,322,630	$3,929,622	$6,052,162	$5,058,633	$18,363,047

Basic net income per share:	$0.05	$0.06	$0.09	$0.08	$0.28
Diluted net income per share	$0.05	$0.06	$0.09	$0.08	$0.28

Weighted average shares outstanding:
Basic	63,267,061	63,468,332	63,608,908	63,696,151	63,511,383
Diluted	63,339,721	63,528,929	63,678,249	63,884,339	63,609,080

2009
	Three Months Ended				Year Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	December 31, 2009
Revenues:
Portal revenues	$26,404,028	$30,767,997	$36,236,082	$35,165,432	$128,573,539
Software & services revenues	1,005,809	1,033,884	1,018,354	1,254,143	4,312,190
Total revenues	27,409,837	31,801,881	37,254,436	36,419,575	132,885,729
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization	14,891,637	17,717,617	21,133,232	22,593,734	76,336,220
Cost of software & services revenues,
exclusive of depreciation & amortization	615,821	622,996	608,604	1,049,035	2,896,456
Selling & administrative	6,270,963	7,154,809	6,163,499	6,061,527	25,650,798
Nonrecurring gain on acquisition of business,
net of tax (Note 4)	-	(2,184,255)	-	-	(2,184,255)
Amortization of acquisition-related intangible
assets (Notes 4 & 5)	-	629,099	1,769,340	1,731,817	4,130,256
Depreciation & amortization	936,292	1,003,363	1,009,278	1,086,477	4,035,410
Total operating expenses	22,714,713	24,943,629	30,683,953	32,522,590	110,864,885
Operating income	4,695,124	6,858,252	6,570,483	3,896,985	22,020,844
Other income (expense):
Interest income	40,958	3,844	2,790	1,241	48,833
Other income (expense), net	(1,026)	1,061	-	2,837	2,872
Total other income (expense)	39,932	4,905	2,790	4,078	51,705
Income before taxes	4,735,056	6,863,157	6,573,273	3,901,063	22,072,549
Income tax provision	1,956,879	2,132,897	2,453,087	1,583,693	8,126,556
Net income	$2,778,177	$4,730,260	$4,120,186	$2,317,370	$13,945,993

Basic net income per share:	$0.04	$0.08	$0.07	$0.04	$0.22
Diluted net income per share	$0.04	$0.08	$0.07	$0.04	$0.22

Weighted average shares outstanding:
Basic	62,796,300	62,935,325	63,062,048	63,210,755	63,002,361
Diluted	62,844,583	63,027,930	63,178,729	63,264,403	63,080,165

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that material information required to be disclosed in its filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting - As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Structure and Practices of the Board of Directors - Corporate Governance Principles and Practices and Code of Business Conduct and Ethics, – Committees of the Board, – Nominations of Directors and – Involvement in Certain Legal Proceedings” set forth in the Company's definitive proxy statement related to its 2011 annual meeting of stockholders (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides information regarding securities to be issued upon the exercise of outstanding options, warrants and rights and securities available for issuance under the Company's equity compensation plans as of December 31, 2010:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding as of December 31, 2010	Weighted average exercise price of outstanding options, warrants and rights shown in Column A	Number of securities available for issuance as of December 31, 2010
Equity compensation plans approved by stockholders
Stock options	-	$-	4,756,736	See Note (1)

Employee stock purchase plan	See Note (2)	See Note (2)	1,715,352
Total	-	$-	6,472,088

(1) In May 2009, the NIC plan was modified, as approved by the Company’s Board of Directors and stockholders, to increase the number of shares the Company is authorized to grant under the NIC plan by 5,000,000 common shares.  The amount shown excludes 1,508,606 shares subject to outstanding unvested restricted stock awards.

(2) March 31, 2010 was the purchase date of common stock for the most recently completed offering period under the Company’s employee stock purchase plan.  Therefore, as of such date, no purchase rights were outstanding.  The purchase price for the offering period ended March 31, 2010, was $4.386 per share, and the total number of shares purchased was 154,874.

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

The consolidated financial statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Part II Item 8, Consolidated Financial Statements and Supplementary Data of this Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2011.

NIC INC.
By:	/s/Harry Herington Harry Herington, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Harry Herington Harry Herington	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2011
/s/Stephen M. Kovzan Stephen M. Kovzan	Chief Financial Officer (Principal Financial Officer)	March 16, 2011
/s/Aimi Daughtery Aimi Daughtery	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2011
/s/ Art N. Burtscher Art N. Burtscher	Lead Independent Director	March 16, 2011
/s/Daniel J. Evans Daniel J. Evans	Director	March 16, 2011
/s/Ross C. Hartley Ross C. Hartley	Director	March 16, 2011
/s/Alexander C. Kemper Alexander C. Kemper	Director	March 16, 2011
/s/William M. Lyons William M. Lyons	Director	March 16, 2011
/s/Pete Wilson Pete Wilson	Director	March 16, 2011

Exhibit Index
Exhibit Number	Description
2.1	Plan of Conversion, dated as of May 7, 2009(1)
3.1	Certificate of Conversion, dated as of May 7, 2009(1)
3.2	Certificate of Incorporation of NIC Inc., a Delaware corporation(1)
3.3	Bylaws of NIC Inc., a Delaware corporation(1)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Specimen Stock Certificate of the registrant(3)
10.1	Form of Indemnification Agreement between the registrant and each of its executive officers and directors(2) **
10.2	Registrant's 1998 Stock Option Plan, as amended and restated(2) **
10.3	Registrant's 1999 Employee Stock Purchase Plan(2) **
10.4	Employment agreement between the Registrant and William F. Bradley, dated September 1, 2000(4) **
10.5	Employment agreement between the Registrant and Harry H. Herington, dated September 1, 2000(5) **
10.6	Employment agreement between the Registrant and Stephen M. Kovzan, dated September 1, 2000(6) **
10.7	Registrant’s 2006 Amended and Restated Stock Option and Incentive Plan (7) **
10.8	Credit Agreement Dated as of May 2, 2007 between NIC Inc., as borrower, and Bank of America, N.A., as Lender and L/C Issuer(8)
10.9	Restricted Stock Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan(9) **
10.10	Stock Option Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan(10)**
10.11	NIC Inc. Management Annual Cash Incentive Plan, dated March 4, 2008(11)**
10.12	Performance-Based Restricted Stock Agreement under the NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan(12)**
10.13	Amended Credit Agreement Dated as of May 1, 2009 between NIC Inc., as borrower, and Bank of America, N.A., as Lender and L/C Issuer(13)
10.14	Form of Indemnification Agreement(14)
10.15	NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, as amended(15)**
10.16	Amendment to Registrant’s 1999 Employee Stock Purchase Plan(16)**
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Filed as an exhibit with a corresponding exhibit number to the Form 8-K filed with the SEC on May 11, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit with a corresponding exhibit number to the Registration Statement on Form S-1, File No. 333-77939, filed with the SEC, and incorporated herein by reference.
(3)	Incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-1, File No. 333-77939, filed with the SEC.
(4)	Incorporated by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on April 2, 2001.
(5)	Incorporated by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on April 2, 2001.
(6)	Incorporated by reference to Exhibit 10.44 to the Form 10-K filed with the SEC on April 2, 2001.
(7)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-136016, filed with the SEC on July 25, 2006.
(8)	Incorporated by reference to Exhibit 10.52 to the Form 10-Q filed with the SEC on May 7, 2007.
(9)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 11, 2007.
(10)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on November 11, 2007.
(11)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 12, 2008.
(12)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 12, 2008.
(13)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 5, 2009.
(14)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 11, 2009.
(15)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 11, 2009.
(16)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the4 SEC on May 7, 2010.

** Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to
Item 15(b) of this report.

 Exhibit 21.1

SUBSIDIARIES OF THE REGISTRANT1

NAME OF SUBSIDIARY		JURISDICTION OF INCORPORATION
1.	NICUSA, Inc.*	Kansas, U.S.
2.	Kansas Information Consortium, Inc.**	Kansas, U.S.
3.	Indiana Interactive, LLC**	Indiana, U.S.
4.	Arkansas Information Consortium, LLC**	Arkansas, U.S.
5.	Nebraska Interactive, LLC**	Nebraska, U.S.
6.	Virginia Interactive, LLC**	Virginia, U.S.
7.	Iowa Interactive, LLC**	Iowa, U.S.
8	Montana Interactive, LLC**	Montana, U.S.
9.	Maine Information Network, LLC**	Maine, U.S.
10.	Utah Interactive, LLC**	Utah, U.S.
11.	Hawaii Information Consortium, LLC**	Hawaii, U.S.
12.	Idaho Information Consortium, LLC**	Idaho, U.S.
13.	NIC Technologies, LLC (formerly National Information Consortium Technologies, LLC)**	Kansas, U.S.
14.	National Online Registries, LLC**	Colorado, U.S.
15.	Alabama Interactive, LLC**	Alabama, U.S.
16.	Kentucky Interactive, LLC**	Kentucky, U.S.
17.	NIC Solutions, LLC**	Colorado, U.S.
18.	South Carolina Interactive, LLC**	South Carolina, U.S.
19.	Colorado Interactive, LLC**	Colorado, U.S.
20	Local Government Online Indiana, LLC**	Indiana, U.S.
21.	Vermont Information Consortium, LLC**	Vermont, U.S.
22.	Oklahoma Interactive, LLC**	Oklahoma, U.S.
23.	Rhode Island Interactive, LLC**	Rhode Island, U.S.
24.	NIC Services, LLC (formerly eGov Service Corporation)*	Colorado, U.S.
25.	West Virginia Interactive, LLC **	West Virginia, U.S.
26.	Texas NICUSA, LLC **	Texas, U.S.
27.	New Mexico Interactive, LLC **	New Mexico, U.S.
28.	New Jersey Interactive, LLC **	New Jersey, U.S.
29.	Mississippi Interactive, LLC**	Mississippi, U.S.

*Wholly-owned subsidiary of NIC Inc.
**Wholly-owned subsidiary of NICUSA, Inc.

1 This list may omit the names of certain subsidiaries that, as of December 31, 2010, would not be deemed “significant subsidiaries” as defined in Rule 1-02(w) of Regulation S-X if considered in the aggregate.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-83171, 333-136016,  333-37000 and 333-159548) of NIC Inc. of our report dated March 16, 2011 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
March 16, 2011

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

Date: March 16, 2011

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

Date: March 16, 2011

/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned Chief Executive Officer and Chief Financial Officer of NIC Inc. (the “Company) each hereby certifies, pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2010 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 16, 2011

/s/ Harry Herington
Harry Herington
Chief Executive Officer

/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer