Form 10-Q
period 2011-03-31
NIC INC
filed 2011-05-04
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, the number of shares outstanding of the registrant's common stock, $0.0001 par value per share, was 63,970,937.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$50,996	$51,687
Trade accounts receivable	40,546	42,059
Deferred income taxes, net	957	872
Prepaid expenses & other current assets	8,287	5,920
Total current assets	100,786	100,538
Property and equipment, net	7,049	6,758
Intangible assets, net	1,400	1,539
Deferred income taxes, net	1,835	2,298
Other assets	231	243
Total assets	$111,301	$111,376

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,662	$41,599
Accrued expenses	11,713	14,464
Other current liabilities	446	694
Total current liabilities	49,821	56,757

Other long-term liabilities	1,231	1,350
Total liabilities	51,052	58,107

Commitments and contingencies (Notes 1, 2, and 4)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
63,971 and 63,706 shares issued and outstanding	6	6
Additional paid-in capital	109,860	107,935
Accumulated deficit	(49,617)	(54,672)
Total stockholders' equity	60,249	53,269
Total liabilities and stockholders' equity	$111,301	$111,376

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except for per share amounts

	Three-months ended
	March 31,
	2011	2010
Revenues:
Portal revenues	$40,355	$37,186
Software & services revenues	2,379	1,071
Total revenues	42,734	38,257
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	25,421	23,295
Cost of software & services revenues, exclusive of depreciation &
amortization	997	929
Selling & administrative	6,686	7,303
Amortization of acquisition-related intangible assets	81	81
Depreciation & amortization	1,084	1,082
Total operating expenses	34,269	32,690
Operating income	8,465	5,567
Other income:
Interest income	1	1
Other income, net	2	-
Total other income	3	1
Income before income taxes	8,468	5,568
Income tax provision	3,413	2,245
Net income	$5,055	$3,323

Basic net income per share	$0.08	$0.05
Diluted net income per share	$0.08	$0.05

Weighted average shares outstanding:
Basic	63,771	63,267
Diluted	63,831	63,340

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2011	63,706	$6	$107,935	$(54,672)	$53,269
Net income	-	-	-	5,055	5,055
Restricted stock vestings	240	-	120	-	120
Shares surrendered and cancelled upon vesting of restricted stock
to satisfy tax withholdings	(79)	-	(848)	-	(848)
Stock-based compensation	-	-	1,291	-	1,291
Tax deductions relating to stock-based compensation	-	-	483	-	483
Unvested dividend equivalents on performance-based restricted
stock awards	-	-	227	-	227
Issuance of common stock under employee stock
purchase plan	104	-	652	-	652
Balance, March 31, 2011	63,971	$6	$109,860	$(49,617)	$60,249

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Three-months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$5,055	$3,323
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of acquisition-related intangible assets	81	81
Depreciation & amortization	1,084	1,082
Stock-based compensation expense	1,291	1,040
Deferred income taxes	378	144
Gain on disposal of property and equipment	(2)	-
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	1,513	208
(Increase) in prepaid expenses & other current assets	(2,367)	(1,869)
(Increase) decrease in other assets	12	(32)
(Decrease) in accounts payable	(3,937)	(5,054)
(Decrease) in accrued expenses	(3,599)	(1,941)
(Decrease) in other current liabilities	(128)	(357)
Increase (decrease) in other long-term liabilities	108	(29)
Net cash used in operating activities	(511)	(3,404)

Cash flows from investing activities:
Purchases of property and equipment	(1,234)	(850)
Capitalized internal use software development costs	(81)	(135)
Net cash used in investing activities	(1,315)	(985)

Cash flows from financing activities:
Cash dividends on common stock	-	(19,312)
Proceeds from employee common stock purchases	652	682
Tax deductions related to stock-based compensation	483	61
Net cash provided by (used in) financing activities	1,135	(18,569)

Net decrease in cash and cash equivalents	(691)	(22,958)
Cash and cash equivalents, beginning of period	51,687	68,632
Cash and cash equivalents, end of period	$50,996	$45,674

Other cash flow information:
Income taxes paid	$3,000	$3,137

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements of NIC Inc. and its subsidiaries ("NIC" or the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries as of the dates and for the interim periods presented.  These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011, and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  The consolidated balance sheet data included herein as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

NIC Inc. (the "Company" or "NIC") is a leading provider of eGovernment services that helps governments use the Internet to increase internal efficiencies and provide a higher level of service to businesses and citizens.  The Company accomplishes this currently through two channels: its primary portal outsourcing businesses and its software & services businesses.

In its primary portal outsourcing business, the Company designs, builds and operates Internet-based, enterprise-wide portals on behalf of state and local governments desiring to provide access to government information and to complete government-based transactions online.  These portals consist of websites and applications the Company has built that allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver history records or filing a government-mandated form or report.  Operating under multiple-year contracts (see Note 2), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy.  NIC’s self-funding business model allows the Company to generate revenues by sharing in the fees the Company collects from eGovernment transactions.  The Company’s government partners benefit through reducing their financial and technology risks, increasing their operational efficiencies and gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient and more cost-effective means to interact with governments.  The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals.

Primarily through its NIC Technologies subsidiary, the Company’s software & services businesses provide software development and services, other than portal outsourcing services to state and local governments, and provide software development and services to federal agencies.  In 2009, NIC Technologies entered into a contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the National Motor Carrier Pre-Employment Screening Program (“NMCPSP”) using the self-funded, transaction-based business model.  The NMCPSP commenced operations in the second quarter of 2010.  NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies through its contracts with the Federal Election Commission (“FEC”) and the state of Michigan.

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services.  The portal category includes revenues from the Company’s subsidiaries operating government portals under long-term contracts on an outsourced basis.  The software & services category includes revenues primarily from the Company’s software & services businesses.  The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, amortization of acquisition-related intangible assets and depreciation & amortization.  Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), telecommunications, fees required to process credit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities.  Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses.  Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent.  Selling & administrative costs also consist of stock-based compensation and corporate-level expenses for market development and public relations.  In addition, selling & administrative costs include legal fees and other expenses, net of directors’ and officers’ liability insurance reimbursements received, incurred in connection with the previously disclosed SEC matter (see Note 4).

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented.  The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders.  The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities.  Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method.  Unvested service-based restricted shares totaled approximately 1.0 million and 1.1 million at March 31, 2011 and 2010, respectively.  Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities.  Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period.  The dilutive effect of stock options and shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.  The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2011	2010
Numerator:
Net income	$5,055	$3,323
Less: Income allocated to participating securities	(75)	(306)
Net income available to common stockholders	$4,980	$3,017
Denominator:
Weighted average shares – basic	63,771	63,267
Stock options and restricted stock awards	60	73
Weighted average shares – diluted	63,831	63,340

Basic net income per share:
Net income	$0.08	$0.05

Diluted net income per share:
Net income	$0.08	$0.05

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions.  During November 2010, the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule to implement Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provides temporary unlimited deposit insurance coverage for noninterest bearing transaction accounts at all FDIC-insured depository institutions effective December 31, 2010 through December 31, 2012.  At March 31, 2011, the amount of cash held in domestic non-interest bearing transaction accounts was approximately $50.1 million, while the amount of cash held in interest-bearing sweep accounts was approximately $0.9 million.  The Company limits its exposure to credit loss by holding cash in non-interest bearing transaction accounts and by investing the cash held in its sweep accounts primarily in U.S. government money market accounts that purchase U.S. agency instruments, direct obligations of the U.S. Treasury or repurchase agreements secured by U.S. agency instruments.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Recent Accounting Pronouncements

In October 2009, the FASB issued new guidance related to the accounting for multiple-deliverable revenue arrangements.  These new rules amend the existing guidance for separating consideration into multiple-deliverable arrangements and establish a selling price hierarchy for determining the selling price of a deliverable.  This guidance was adopted by the Company as of January 1, 2011, and did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued new guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements.  Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance.  This guidance was adopted by the Company as of January 1, 2011, and did not have a material impact on the Company’s consolidated financial statements.

2. OUTSOURCED GOVERNMENT CONTRACTS

Outsourced State Portal Contracts

The Company currently has contracts to provide portal outsourcing services for 24 states, and in addition has been awarded a portal contract in New Jersey, which has not yet fully deployed or become financially viable.  These contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government.  The Company's primary business obligation under these contracts is to design, build and operate Internet-based portals on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees.  The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements.  The Company has limited control over the level of fees it is permitted to retain.  Any changes made to the amount or percentage of fees retained by NIC, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract to NIC.

The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals, and generally owns all of the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use only in its portal. However, certain customer management, billing and payment processing software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to an increasing number of government partners on a software-as-a-service basis, and thus would not be included in any royalty-free license.  If the Company's contract were not to be renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except for services provided by the Company on a software-as-a-service basis, which would be available to the government agency on a fee-for-service basis.

Any renewal of these contracts beyond the initial term is at the option of the government and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passing legislation. In addition, twelve contracts under which the Company provides state portal outsourcing services can be terminated by the other party without cause on a specified period of notice.  Collectively, revenues generated from these contracts represented 59% and 53%, respectively, of the Company’s portal revenues for the three-month periods ended March 31, 2011 and 2010.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal.  In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Oklahoma, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability.

At March 31, 2011, the Company was bound by performance bond commitments totaling approximately $4.8 million on certain portal outsourcing contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.  The Company has never had any defaults resulting in draws on performance bonds.

The following is a summary of the 24 portals through which the Company provides portal outsourcing services to state governments at March 31, 2011 (which does not include the portal contract in the state of New Jersey, which has not yet fully deployed or become financially viable):
NIC Subsidiary	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Mississippi Interactive, LLC	www.ms.gov	2011	12/31/2015 (12/31/2021)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2013
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2011 (6/30/2013)
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2011 (6/26/2013)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/19/2012 (8/19/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2012
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	8/7/2012
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2011 (12/31/2014)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2011 (6/30/2015)
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2013 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2011
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	3/31/2012
Virginia Interactive, LLC	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2014 (1/31/2016)
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

During the first quarter of 2011, the Company entered into a five-year contract with the state of Mississippi, which includes options for the government to extend the contract for three additional two-year renewal terms.  In addition, the Company entered into a new 42-month contract with the state of Tennessee, which includes options for the government to extend the contract for eighteen months.  The Company also received one-year contract extensions from the states of Alabama and Iowa.

Outsourced Federal Contracts

The Company currently has contracts with two federal agencies to provide outsourcing services through its NIC Technologies subsidiary.  In 2009, NIC Technologies entered into a contract with the FMCSA to develop and manage the NMCPSP using the self-funded, transaction-based business model.  The NMCPSP commenced operations in the second quarter of 2010.  The contract had an initial term ending on February 16, 2011, with four single-year renewals at the option of the FMCSA.  During the first quarter of 2011, the FMCSA approved a one-year contract extension through February 16, 2012.  NIC Technologies also develops and maintains online campaign expenditure and ethics compliance systems through a time and materials contract with the FEC.  The contract with the FEC expires on December 31, 2011.

Any renewal of these contracts beyond the initial term is at the option of the federal agency and the agency may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period.  The contract with the FMCSA can be terminated by the other party without cause on a specified period of notice.  Revenues generated from this contract represented 56% of software & services revenues for the three-month period ended March 31, 2011.  No revenues were generated under this contract for the three-month period ended March 31, 2010.

3. STOCK BASED COMPENSATION

During the first quarter of 2011, the Board of Directors of the Company granted certain management-level employees service-based restricted stock awards totaling 8,793 shares with a grant-date fair value of $10.23 per share, totaling approximately $0.1 million.  In addition, the Board of Directors of the Company granted certain executive officers service-based restricted stock awards totaling 60,978 shares with a grant-date fair value of $10.75 per share, totaling approximately $0.7 million.  Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%.  Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

During the first quarter of 2011, the Board of Directors of the Company also granted certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 127,076 shares, with a grant date fair value of $10.75 per share, totaling approximately $1.4 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2013.  The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

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

At December 31, 2010, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on March 4, 2008 ended.  Based on the Company’s actual financial results from 2008 through 2010, 128,574 of the shares subject to the awards and 16,174 dividend shares were earned and vested on March 4, 2011.

     Performance-based restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed over the requisite service period, beginning on the date of grant, based upon the probable number of shares expected to vest.

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended March 31,
	2011	2010
Cost of portal revenues, exclusive of depreciation & amortization	$233	$261
Cost of software & services revenues, exclusive of depreciation and amortization	15	12
Selling & administrative	1,043	752
Stock-based compensation expense before income taxes	1,291	1,025
Income tax benefit	(521)	(400)

Net stock-based compensation expense	$770	$625

4. COMMITMENTS AND CONTINGENCIES

SEC Matter

Selling & administrative expenses for the three-month period ended March 31, 2011 include approximately $0.8 million of legal fees and other third-party costs related to the previously disclosed SEC matter.  However, during the first quarter of 2011, the Company was notified by its directors’ and officers’ liability insurance carrier that approximately $1.2 million of reimbursement was approved for payment and was subsequently collected by the Company in the second quarter of 2011.  As a result, such reimbursement was treated as a reduction of selling & administrative expenses during the current quarter.  As previously disclosed in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011, the SEC matter was concluded as to the Company and its Chairman of the Board and Chief Executive Officer in January 2011.  The Company expects to continue to incur legal fees and other expenses in connection with the previously disclosed civil action by the SEC against the Company’s Chief Financial Officer, including advancements of expenses, the derivative action (pending confirmatory discovery and court approval of the proposed settlement of such litigation described below) and the other litigation described below.  Selling & administrative expenses for the three-month period ended March 31, 2010 include approximately $0.7 million of legal fees and other third-party costs related to the SEC matter.  The Company received no insurance reimbursements in the first quarter of 2010.

Derivative Action

As previously disclosed, the parties to the derivative lawsuit (Gene Sidore, derivatively on behalf of NIC Inc. v. William F. Bradley, Jr., John L. Bunce, Jr., Art N. Burtscher, Daniel J. Evans, Jeffery S. Fraser, Ross C. Hartley, Harry H. Herington, Alexander C. Kemper, Stephen M. Kovzan, William M. Lyons, Pete Wilson, and NIC Inc. (as nominal defendant), case No. 2:10-cv-02466 (U.S. District Court for the District of Kansas)) have agreed to a settlement.  The settlement is subject to confirmatory discovery and court approval.  Plaintiffs are proceeding with the confirmatory discovery.

NIC Technologies, LLC Litigation

As previously disclosed, the Company’s subsidiary, NIC Technologies, LLC (formerly National Information Consortium Technologies, LLC) is a defendant in a lawsuit filed in the U.S. District Court for the District of Maryland  by Micro Focus (US), Inc. and Micro Focus (IP) Limited (collectively, “Micro Focus”), alleging: (i) breach of contract regarding the software license for software used to compile code running on two NIC Technologies’ internal servers to deliver FEC services; and (ii)  copyright infringement of the software covered by the licenses.  The complaint in the lawsuit seeks damages of at least $3,487,500 and a declaratory judgment.  NIC Technologies filed a motion to dismiss, and Micro Focus subsequently filed a response to the motion to dismiss and an amended complaint.  A motion hearing is currently scheduled in August 2011.  At this time the Company is not able to predict the outcome of the lawsuit, any possible loss or possible range of loss associated with the lawsuit or any potential effect on the Company’s business, results of operations or financial condition. However, the Company believes that it has meritorious defenses and intends to defend itself from these claims vigorously.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any legal proceedings, with the exception of the purported derivative action and the litigation against NIC Technologies, LLC noted above.

5. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s two reportable segments consist of its Outsourced Portal businesses and Software & Services businesses.  The Outsourced Portals segment includes the Company's subsidiaries operating outsourced state and local government portals and the corporate divisions that directly support portal operations.  The Software & Services segment primarily includes the Company’s subsidiaries that provide software development and services other than portal outsourcing services to state and local governments and provide software development and services to federal agencies.  Each of the Company’s Software & Services businesses is an operating segment and has been aggregated to form the Software & Services reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items."  There have been no significant intersegment transactions for the periods reported.  The summary of significant accounting policies applies to all segments.

The measure of profitability by which management evaluates the performance of its segments and allocates resources to them is operating income (loss).  Segment asset or other segment balance sheet information is not presented to the Company’s chief operating decision maker.  Accordingly, the Company has not presented information relating to segment assets.

The table below reflects summarized financial information for the Company's reportable segments for the three-months ended March 31 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2011
Revenues	$40,355	$2,379	$-	$42,734

Costs & expenses	26,937	1,022	5,145	33,104
Amortization of acquisition-related intangible assets	81	-	-	81
Depreciation & amortization	1,002	17	65	1,084
Operating income (loss)	$12,335	$1,340	$(5,210)	$8,465

2010
Revenues	$37,186	$1,071	$-	$38,257

Costs & expenses	24,644	1,102	5,781	31,527
Amortization of acquisition-related intangible assets	81	-	-	81
Depreciation & amortization	958	19	105	1,082
Operating income (loss)	$11,503	$(50)	$(5,886)	$5,567

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended March 31 (in thousands):

	2011	2010
Total operating income for reportable segments	$8,465	$5,567
Interest income	1	1
Other income, net	2	-
Consolidated income before income taxes	$8,468	$5,568

6.  SUBSEQUENT EVENT

On May 1, 2011, the Company entered into an amendment to extend its $10 million unsecured revolving credit agreement with a bank to May 1, 2014.  This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes.  The Company can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility.  Interest on amounts borrowed is payable at a base rate or a Eurodollar rate, in each case as defined in the agreement.  The base rate is equal to the higher of the Federal Funds Rate plus 0.5% or the bank’s prime rate.  Fees on outstanding letters of credit are either 1.50% (if the Company’s consolidated leverage ratio is less than or equal to 1.25:1) or 1.75% (if the Company’s consolidated leverage ratio is greater than 1.25:1) of face value per annum.  The Company will pay a one-time upfront fee of $37,500 related to the amendment to the credit facility.

The terms of the agreement provide for customary representations and warranties, affirmative and negative covenants and events of default.  The amendment also continues to require the Company to maintain compliance with the following financial covenants (in each case, as defined in the agreement):

•	Consolidated minimum annual EBITDA of at least $12 million, computed quarterly on a rolling 12-month basis
• Consolidated tangible net worth of at least $36 million
• Consolidated maximum leverage ratio of 1.5:1

The Company was in compliance with each of the covenants listed above at March 31, 2011.  The Company issues letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of its outsourced government portal contracts.  These irrevocable letters of credit are generally in force for one year.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $2.0 million and $2.1 million, respectively, at March 31, 2011 and December 31, 2010.  The Company is not currently required to cash collateralize these letters of credit. The Company had $3.0 million in available capacity to issue additional letters of credit and $8.0 million of unused borrowing capacity at March 31, 2011 under the facility.  Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (the “Company”, “NIC”, “we” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties.   Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of NIC's or management's intentions, hopes, beliefs, expectations or predictions of the future. For example, statements like we "expect," we "believe," we "plan," we "intend" or we "anticipate" are forward-looking statements.  Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements.  These include, among others, NIC’s ability to successfully integrate into its operations recently awarded eGovernment contracts or acquired assets or entities; NIC’s ability to successfully increase the adoption and use of eGovernment services; the success of the Company in signing contracts with new states and federal government agencies, including continued favorable government legislation; NIC's ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; pending litigation involving the Company; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2010 Annual Report on Form 10-K filed on March 16, 2011 with the SEC.  Updated information regarding certain pending litigation involving the Company is discussed in Part II, Item 1 and Note 4 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.  Investors should read all of these discussions of risks carefully.

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

In our core business, portal outsourcing, we enter into contracts primarily with state governments to design, build and operate enterprise-wide, Web-based portals on their behalf.  Currently, we have contracts to provide portal outsourcing services for 24 states, and in addition have been awarded a portal contract in New Jersey, which has not yet fully deployed or become financially viable. We typically enter into multi-year contracts and manage operations for each government partner through separate subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our portals consist of websites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver history records or filing a form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments.  We do this by marketing portal services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals.  Our unique self-funding business model allows us to obtain revenues by sharing in the fees generated from eGovernment services. Our partners benefit because they reduce their financial and technology risks, increase their operational efficiencies and gain a centralized, customer-focused presence on the Internet. Businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments.

On behalf of our government partners, we enter into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the transaction and data access services we provide and the division of revenues between the Company and the government agency. The government must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain.  Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract to us.  We generally own all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use in its portal only. However, certain customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to an increasing number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license.  If our contract were not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except for the services we provide on a SaaS basis, which would be available to our partners on a fee-for-service basis. We also provide certain payment processing services on a SaaS basis to a few private sector companies and non-NIC portal state and local agencies, and may continue to market these services to other entities in the future.  Historically, however, revenues from these services have not been significant. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

Any renewal of the portal outsourcing contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon the passage of legislation.  Twelve contracts under which we provide state portal outsourcing services can be terminated without cause on a specified period of notice.  Collectively, revenues generated from contracts that can be terminated without cause represented 59% and 53%, respectively, of our portal revenues for the three-month periods ended March 31, 2011 and 2010.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.  In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability.

In our software & services business, the majority of our revenues are generated from contracts with two federal agencies to provide outsourcing services through our NIC Technologies subsidiary.  In 2009, NIC Technologies entered into a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the National Motor Carrier Pre-Employment Screening Program (“NMCPSP”) using the self-funded, transaction-based business model.  The NMCPSP commenced operations in the second quarter of 2010.  The contract had an initial term ending on February 16, 2011, with four single-year renewals at the option of the FMCSA.  During the first quarter of 2011, the FMCSA approved a one-year contract extension through February 16, 2012.  NIC Technologies also develops and maintains online campaign expenditure and ethics compliance systems through time and materials contracts with the Federal Election Commission (“FEC”) and the state of Michigan.  The contract with FEC expires on December 31, 2011 and the contract with the state of Michigan expires on December 31, 2012.

Any renewal of these contracts beyond the initial term is at the option of the federal agency and the agency may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period.  The contract with the FMCSA can be terminated by the other party without cause on a specified period of notice.  Revenues generated from this contract represented 56% of software & services revenues for the three-month period ended March 31, 2011.  No revenues were generated under this contract for the three-month period ended March 31, 2010.  See also Note 2 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

REVENUE RECOGNITION

We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services.  The portal category includes revenues and cost of revenues primarily from our subsidiaries operating state and local government portals on an outsourced basis.  The software & services category primarily includes revenues and cost of revenues from our subsidiaries that provide software development and services other than portal outsourcing services to state and local governments and provide software development and services to federal agencies.  We currently derive revenues from three main sources: transaction-based fees, time and materials-based fees for application development and fixed fees for portal management services.  Each of these revenue types and the corresponding business models are further described below.

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

•
Non-DMV transaction-based: these are transaction fees from sources other than the sale of DMV records, for transactions conducted by business users and consumer users through our portals, and are generally recurring.  For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 in our Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

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

Our software & services businesses

We derive a significant portion of our software & services revenues from a contract with the FMCSA to develop and manage the NMCPSP using a self-funded, transaction-based business model.  The NMCPSP commenced operations in the second quarter of 2010.  NIC Technologies recognizes revenues from this contract (primarily transaction-based information access fees) when the services are provided.  NIC Technologies also derives a significant portion of its revenues from time and materials application development and maintenance outsourcing contracts with the FEC and the state of Michigan and recognizes revenues as services are provided.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three-month periods ended March 31, 2011 and 2010.  This discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes included in this Form 10-Q.

	Three Months Ended March 31,
Key Financial Metrics	2011	2010
Revenue growth – outsourced portals	9%	41%
Same state revenue growth – outsourced portals	9%	6%
Recurring portal revenue %	92%	89%
Gross profit % - outsourced portals	37%	37%
Revenue growth – software & services	122%	6%
Gross profit % - software & services	58%	13%
Selling & administrative expenses as % of total revenues	16%	19%
Operating income margin % (operating income as a % of total revenues)	20%	15%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three Months Ended March 31,
Portal Revenue Analysis	2011	% Change	2010
DMV transaction-based	$16,699	2%	$16,396
Non-DMV transaction-based	18,309	23%	14,943
Portal software development	3,309	(16%)	3,957
Portal management	2,038	8%	1,890

Total	$40,355	9%	$37,186

Portal revenues in the current quarter increased 9%, or approximately $3.2 million, over the prior year quarter.  This increase was primarily attributable to an increase in same state portal revenues (outsourced portals in operation and generating revenues for two full periods).

Same state portal revenues in the current quarter increased 9% over the prior year quarter primarily due to increased revenues from our Colorado, Indiana and Texas portals, among others.  Our same state revenue growth in the current quarter was higher than the 6% growth we achieved in the prior year quarter primarily due to higher same state non-DMV transaction-based revenues, which increased 23% in the current quarter, due to strong performance in several key services, including tax filings, court-related transactions, motor vehicle registrations and payment processing.  Same state non-DMV transaction-based revenue growth was 19% in the prior year quarter.  The decrease in portal software development revenues in the current quarter was the result of ongoing state government budget challenges, which have caused some project delays, and a few significant time and materials projects in the prior year quarter.  Same state DMV revenue growth was 2% in both the current and prior year quarter.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.

COST OF PORTAL REVENUES.  In the analysis below, we have categorized our cost of portal revenues between fixed and variable costs (in thousands), with the corresponding percentage increase or decrease from the prior year period.  Fixed costs include employee compensation, telecommunication and all other costs associated with the provision of dedicated client service such as dedicated facilities.  Variable costs vary with our level of portal revenues and primarily include bank fees required to process credit card and automated clearinghouse transactions and, to a lesser extent, costs associated with revenue share arrangements with our state partners.

	Three Months Ended March 31,
Cost of Portal Revenue Analysis	2011	% Change	2010
Fixed costs	$16,022	(2%)	$16,342
Variable costs	9,399	35%	6,953

Total	$25,421	9%	$23,295

Cost of portal revenues for the current quarter increased 9%, or approximately $2.1 million, over the prior year quarter.  Of this increase, 8%, or approximately $1.9 million, was attributable to an increase in same state cost of portal revenues; and 1%, or approximately $0.2 million, was attributable to an increase in other portal-related start-up costs.

The increase in same state cost of portal revenues in the current quarter was primarily attributable to an increase in variable merchant fees to process credit card transactions, particularly from our portals in Colorado, Indiana and Texas.  A significant percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit percentage was 37% in both the current and prior year quarters.  We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).  We currently expect our portal gross profit percentage to be in the upper 30% range in 2011.

SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three Months Ended March 31,
Software & Services Revenue Analysis	2011	% Change	2010
NIC Technologies	$2,046	180%	$731
Other	333	(2%)	340

Total	$2,379	122%	$1,071

Software & services revenues in the current quarter increased 122%, or approximately $1.3 million, over the prior year quarter.  This increase was primarily due to revenues from the NMCPSP with the FMCSA ($1.3 million), which launched during the second quarter of 2010.

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the current quarter increased 7%, or approximately $0.1 million, over the prior year quarter, from approximately $0.9 million to approximately $1.0 million.  Our software & services gross profit percentage was 58% in the current quarter, up from 13% in the prior year quarter.  The increase in 2011 was primarily due to the increase in revenue in the current quarter related to the NMCPSP with the FMCSA, which was not yet generating revenues in the prior year quarter.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter decreased 8%, or approximately $0.6 million, over the prior year quarter, from approximately $7.3 million to approximately $6.7 million.  In the current quarter, we incurred approximately $0.8 million in legal fees and other third-party costs related to the previously disclosed SEC matter.  However, during the first quarter of 2011, we were notified by our directors’ and officers’ liability insurance carrier that approximately $1.2 million of reimbursement was approved for payment and was subsequently collected by us in the second quarter of 2011.  As a result, such reimbursement was treated as a reduction of selling & administrative expenses during the current quarter.  In the prior year quarter, we incurred approximately $0.7 million in legal fees and other third-party costs related to the SEC matter.  We received no insurance reimbursements in the first quarter of 2010.  The SEC matter was concluded as to us and our Chairman of the Board and Chief Executive Officer in January 2011.

We expect to continue to incur legal fees and other expenses in connection with (i) the civil action by the SEC against the Company’s Chief Financial Officer, including advancement of expenses, (ii) the derivative suit (pending confirmatory discovery and court approval of the proposed settlement of such litigation as described in Note 4 in the Notes to the Unaudited Consolidated Financial Statements and Part II, Item 1in this Form 10-Q) and (iii) the other litigation described in Note 4 in the Notes to the Unaudited Consolidated Financial Statements and Part II, Item 1in this Form 10-Q.  Our directors’ and officers’ liability insurance carrier has agreed to reimburse us for certain reasonable costs of defense in the SEC civil action and the pending derivative lawsuit.  To the extent our directors’ and officers’ liability insurance carrier reimburses us for expenses previously recorded in selling & administrative expenses, we will treat any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.

In the current quarter, the decrease in selling & administrative expenses resulting from the directors’ and officers’ liability insurance reimbursement was partially offset by higher incentive compensation and benefit expense (including stock-based compensation for annual grants of restricted stock to certain management-level employees, executive officers and non-employee directors) of approximately $0.6 million.

As a percentage of total revenues, selling & administrative expenses were 16% in the current quarter compared to 19% in the prior year quarter.  The decrease in selling & administrative expenses as a percentage of total revenues in the current quarter primarily reflects the reduction in selling & administrative expenses of approximately $1.2 million from the directors’ and officers’ liability insurance reimbursement noted above. We currently expect selling & administrative expenses as a percentage of total revenues to range from 16% to 17% in 2011.

           DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense in the current quarter of approximately $1.1 million was flat compared to the prior year quarter.  As a percentage of total revenues, depreciation & amortization was 3% in both the current and prior year quarters.  We currently expect depreciation and amortization expense as a percentage of total revenues to be 3% in 2011, as we will continue to make key information technology infrastructure and security investments to support the long-term expansion of our portal business.

    INCOME TAXES.  Our effective tax rate was approximately 40% for each of the three-month periods ended March 31, 2011 and 2010, respectively.  We currently expect our effective tax rate to be between 39% and 40% for the remainder of 2011.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $0.5 million in the current quarter as compared to $3.4 million in the prior year quarter.  The negative cash flow from operations in the current period was primarily the result of (i) sales commissions and quarterly estimated income tax payments in 2011, which increased prepaid expenses & other current assets; (ii) the timing of the directors’ and officers’ liability insurance reimbursement described above, which increased prepaid expenses & other current assets; (iii) payments in 2011 for management-level incentive compensation pursuant to 2010 performance and 401(k) Company matching contributions, which reduced accrued expenses; and (iv) the timing of payments to our government partners in the current quarter, which reduced accounts payable.  Although operating cash flows were negative $0.5 million for the three-month period ended March 31, 2011, we currently expect to have positive cash flows from operations for the remainder of 2011.

The decrease in cash flow from operations in the prior year period was primarily the result of (i) payments in 2010 for sales commissions and quarterly estimated income tax payments, which increased prepaid expenses and other current assets; (ii) payments in 2010 for management-level incentive compensation pursuant to 2009 performance and 401(k) Company matching contributions, which reduced accrued expenses; and (iii) the timing of payments to our government partners in the prior year quarter, which reduced accounts payable.

Investing Activities

Net cash used in investing activities was approximately $1.3 million in the current quarter as compared to approximately $1.0 million in the prior year quarter.  Investing activities in the current quarter primarily reflect $1.2 million of capital expenditures, which was for normal fixed asset additions in our outsourced portal business and in our centralized hosting environment to support and enhance corporate-wide information technology security, including Web servers, purchased software and office equipment. In addition, we capitalized approximately $0.1 million of internal-use software development costs related to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.  Investing activities in the prior year quarter primarily reflect $0.9 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal business.  In addition, we capitalized approximately $0.1 million of internal-use software development costs related to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing Activities

Net cash from financing activities was approximately $1.1 million in the current quarter as compared to $18.6 million used in financing activities in the prior year quarter.  Financing activities in the current year quarter primarily reflect the receipt of $0.7 million in proceeds from our employee stock purchase program and tax deductions of approximately $0.5 million related to stock-based compensation.  Financing activities in the prior year quarter primarily reflect payment of the $19.3 million special cash dividend in February 2011, partially offset by the receipt of $0.7 million in proceeds from our employee stock purchase program and tax deductions of approximately $0.1 million related to stock-based compensation.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended March 31, 2011 and December 31, 2010 were approximately $620.9 million and $630.3 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for each of the three-month periods ended March 31, 2011 and December 31, 2010 was 6.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, increased to $51.0 million at March 31, 2011, from $43.8 million at December 31, 2010.  Our current ratio, defined as current assets divided by current liabilities, at March 31, 2011 was 2.0 compared to 1.8 at December 31, 2010.

At March 31, 2011, our total cash and cash equivalent balance was $51.0 million compared to $51.7 million at December 31, 2010.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives and special dividend payments (if any) for at least the next twelve months without the need of additional capital.  We have a $10 million unsecured revolving credit facility with a bank.  This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes.  We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility.

We issue letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of our outsourced government portal contracts.  These irrevocable letters of credit are generally in force for one year.  We had unused outstanding letters of credit totaling approximately $2.0 million at March 31, 2011.  We are not currently required to cash collateralize these letters of credit.  However, even though we currently expect to be profitable in fiscal 2011 and beyond, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.

In total, we had $3.0 million in available capacity to issue additional letters of credit and $8.0 million of unused borrowing capacity at March 31, 2011 under the facility.  Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.  As further discussed in Note 6 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q, on May 1, 2011, we entered into an amendment to extend the credit facility to May 1, 2014.

At March 31, 2011, we were bound by performance bond commitments totaling approximately $4.8 million on certain government portal outsourcing contracts.  We have never had any defaults resulting in draws on performance bonds or letters of credit.  Had we been required to post 100% cash collateral at March 31, 2011 for the face value of all performance bonds, letters of credit and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $7.7 million and would have been classified as restricted cash.

Our future liquidity may be adversely affected to the extent we incur significant legal fees and other expenses that are not covered by our directors’ and officers’ liability insurance in connection with the pending derivative suit or the civil action by the SEC against our Chief Financial Officer, or to the extent we incur significant legal fees and other expenses and costs in connection with the litigation against NIC Technologies, LLC, as further discussed above and in Part II, Item 1 and Note 4 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.  Our directors’ and officers’ liability insurance carrier has agreed to reimburse the Company for certain reasonable costs of defense in the SEC civil action and the pending derivative lawsuit.  We may need to raise additional capital within the next twelve months to further:

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

Off-Balance Sheet Arrangements, Contractual Obligations and Income Tax Uncertainties

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.  We have income tax uncertainties of approximately $0.4 million at March 31, 2011.  These obligations are classified as non-current liabilities on our unaudited consolidated balance sheet, as resolution is expected to take more than a year.  We estimate that these matters could be resolved in one to three years.  However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Derivative Action

As previously disclosed in Part I, Item 3 in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011, the parties to the derivative lawsuit (Gene Sidore, derivatively on behalf of NIC Inc. v. William F. Bradley, Jr., John L. Bunce, Jr., Art N. Burtscher, Daniel J. Evans, Jeffery S. Fraser, Ross C. Hartley, Harry H. Herington, Alexander C. Kemper, Stephen M. Kovzan, William M. Lyons, Pete Wilson, and NIC Inc. (as nominal defendant), case No. 2:10-cv-02466 (U.S. District Court for the District of Kansas)) have agreed to a settlement.  The settlement is subject to confirmatory discovery and court approval.  Plaintiffs are proceeding with the confirmatory discovery.

NIC Technologies, LLC Litigation

As previously disclosed in Part I, Item 3 in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011, the Company’s subsidiary, NIC Technologies, LLC (formerly National Information Consortium Technologies, LLC) is a defendant in a lawsuit filed in the U.S. District Court for the District of Maryland  by Micro Focus (US), Inc. and Micro Focus (IP) Limited (collectively, “Micro Focus”), alleging: (i) breach of contract regarding the software license for software used to compile code running on two NIC Technologies’ internal servers to deliver FEC services; and (ii)  copyright infringement of the software covered by the licenses.  The complaint in the lawsuit seeks damages of at least $3,487,500 and a declaratory judgment.  NIC Technologies filed a motion to dismiss, and Micro Focus subsequently filed a response to the motion to dismiss and an amended complaint.  A motion hearing is currently scheduled in August 2011.

Litigation

In addition, the Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any other material legal proceedings, with the exception of the purported derivative action and the litigation against NIC Technologies, LLC noted above.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           During the first quarter of 2011, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock or the exercise of options as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2011	1,825	$10.23	N/A	N/A
February 1, 2011	7,089	$10.26	N/A	N/A
February 3, 2011	9,482	$10.08	N/A	N/A
February 4, 2011	5,327	$10.26	N/A	N/A
March 4, 2011	55,419	$10.94	N/A	N/A

ITEM 6.  EXHIBITS

10.1	Amended Credit Agreement Dated as of May 1, 2011 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated:  May 4, 2011                                                                                              /s/Stephen M. Kovzan
      Stephen M. Kovzan
      Chief Financial Officer

NIC Inc.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amended Credit Agreement Dated as of May 1, 2011 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

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

Date: May 4, 2011

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

Date: May 4, 2011

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

The undersigned Chief Executive Officer and Chief Financial Officer of NIC Inc. (the “Company) each hereby certifies, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2011 (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 4, 2011

/s/ Harry Herington
Harry Herington
Chief Executive Officer

/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer

                                                                             Exhibit 10-1

AMENDMENT NO. 2
TO
CREDIT AGREEMENT

This Amendment No. 2 dated as of May 1, 2011 (this "Amendment"), is entered into by and between NIC INC., a Delaware corporation, as the Borrower (the "Borrower") and BANK OF AMERICA, N.A., a national banking association, as Lender (the "Lender").

Recitals

A.           The Borrower and the Lender have entered into that certain Credit Agreement dated as of May 2, 2007 as amended and modified by that certain Limited Waiver thereto dated July 22, 2008 and that certain Amendment No. 1 thereto dated as of May 1, 2009 (as so amended and modified, the "Credit Agreement").

B.           The Borrower and the Lender have agreed to certain amendments to the Credit Agreement as more fully described herein.

C.           The Amendment is subject to the representations and warranties of the Borrower and upon the terms and conditions set forth in this Amendment.

Agreement

Now, Therefore, in consideration of the foregoing Recitals, and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, and intending to be legally bound, the Borrower and the Lender hereby agree as follows:

SECTION 1. Defined Terms. Capitalized terms used herein but not otherwise defined herein shall have the meaning assigned to such terms in the Credit Agreement.

SECTION 2. Amendment.

2.1 Section 1.01 of the Credit Agreement is hereby amended by amending and restating the defined term "Maturity Date" to read in its entirety as follows:

 “Maturity Date” means May 1, 2014; provided, however, that if such date is not a Business Day, the Maturity Date shall be the next Business Day.

SECTION 3. Limitations on Amendment.

3.1 The amendment set forth in Section 2 above is effective for the purposes set forth herein and will be limited precisely as written and will not be deemed to (a) be a consent to any other amendment, waiver or modification of any other term or condition of the Credit Agreement or any other Loan Document, (b) otherwise prejudice any right or remedy which the Lender may now have or may have in the future under or in connection with the Credit Agreement or any other Loan Document or (c) be a consent to any future amendment, waiver or modification of any other term or condition of the Credit Agreement or any other Loan Document.

3.2 This Amendment is to be construed in connection with and as part of the Loan Documents and all terms, conditions, representations, warranties, covenants and agreements set forth in the Loan Documents, except as herein waived, are hereby ratified and confirmed and will remain in full force and effect.

SECTION 4. Representations and Warranties.  The Borrower represents and warrants to the Lender as follows:

4.1 Immediately after giving effect to this Amendment the representations and warranties of (i) the Borrower contained in Article V of the Credit Agreement and (ii) each Loan Party contained in each other Loan Document shall be true and correct in all material respects, except to the extent that such representations and warranties specifically refer to an earlier date, in which case they shall be true and correct as of such earlier date in all material respects, and the representations and warranties contained in subsections (a) and (b) of Section 5.05 of the Credit Agreement shall be deemed to refer to the most recent statements furnished pursuant to clauses (a) and (b), respectively, of Section 6.01 of the Credit Agreement.

4.2 Immediately after giving effect to this Amendment, no Default or Event of Default has occurred and is continuing.

SECTION 5. Expenses.  The Borrower agrees to pay to the Lender upon demand, the amount of any and all out-of-pocket expenses, including the reasonable fees and expenses of its counsel, which the Lender may incur in connection with the preparation, documentation, and negotiation of this Amendment and all related documents.

SECTION 6. Reaffirmation.  The Borrower hereby reaffirms its obligations under each Loan Document (as amended hereby) to which it is a party.

SECTION 7. Effectiveness.  This Amendment will become effective as of the date hereof upon:

(a) the execution and delivery of this Amendment, whether the same or different copies, by the Borrower and Lender; and

(b) the payment of a one time upfront fee of $37,500.00 which shall be fully earned by the Lender upon the Lender’s execution and delivery of this Amendment.

SECTION 8. Governing Law.  This Amendment will be governed by and will be construed and enforced in accordance with the laws of the State of Missouri applicable to agreements made and prepared entirely within such State; provided that the Lender shall retain all rights arising under federal law.

SECTION 9. Claims, Counterclaims, Defenses, Rights of Set-Off. The Borrower hereby represents and warrants to the Lender that it has no knowledge of any facts that would support a claim, counterclaim, defense or right of set-off.

SECTION 10. Counterparts.  This Amendment may be signed in any number of counterparts, and by different parties hereto in separate counterparts, with the same effect as if the signatures to each such counterpart were upon a single instrument.  All counterparts will be deemed an original of this Amendment.

[Remainder of Page Intentionally Left Blank]

In Witness Whereof, the parties hereto have caused this Amendment to be executed as of the date first written above.

Borrower:                                                                      NIC INC.
a Delaware corporation

By:
Name:
Title:

Lender:                                                                      BANK OF AMERICA, N.A.

By:
Name:
Title:

CONSENT TO AMENDMENT NO. 2
TO CREDIT AGREEMENT

Each of the undersigned is a Guarantor and party to that certain Continuing Guaranty dated May 2, 2007 (the "Guaranty") in favor of Bank of America, N.A. pursuant to which the Guarantors have guaranteed the obligations of NIC INC. to Bank of America, N.A., as Lender and L/C Issuer pursuant to or in connection with that certain Credit Agreement dated May 2, 2007 (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”) and the other Loan Documents (as defined in the Credit Agreement).  Each of the Guarantors hereby consents to Amendment No. 2 to the Credit Agreement dated as of May 1, 2011.

Each Guarantor hereby reaffirms its obligations under the Guaranty.

In Witness Whereof, the Guarantors have caused this Consent to be executed as of May 1, 2011.

ALABAMA INTERACTIVE, LLC, an Alabama limited liability company

By:
Name:
Title:

ARKANSAS INFORMATION CONSORTIUM, LLC, an Arkansas limited liability company

By:
Name:
Title:

COLORADO INTERACTIVE, LLC, a Colorado limited liability company

By:
Name:
Title:

Consent to Amendment No. 2 to Credit Agreement
15436604v3

HAWAII INFORMATION CONSORTIUM, LLC, a Hawaii limited liability company

By:
Name:
Title:

IDAHO INFORMATION CONSORTIUM, LLC, an Idaho limited liability company

By:
Name:
Title:

INDIANA INTERACTIVE, LLC, an Indiana limited liability company

By:
Name:
Title:

IOWA INTERACTIVE, LLC, an Iowa limited liability company

By:
Name:
Title:

KANSAS INFORMATION CONSORTIUM, INC., a Kansas corporation

By:
Name:
Title:

KENTUCKY INTERACTIVE LLC, a Kentucky limited liability company

By:
Name:
Title:

LOCAL GOVERNMENT ONLINE INDIANA, LLC, an Indiana limited liability company

By:
Name:
Title:

MAINE INFORMATION NETWORK, LLC, a Maine limited liability company

By:
Name:
Title:

MONTANA INTERACTIVE, LLC, a Montana limited liability company

By:
Name:
Title:

Consent to Amendment No. 2 to Credit Agreement
CC 1982193v2 15436604v3

NICUSA, INC., a Kansas corporation

By:
Name:
Title:

NIC TECHNOLOGIES, LLC, a Kansas limited liability company

By:
Name:
Title:

NEBRASKA INTERACTIVE, LLC, a Nebraska limited liability company

By:
Name:
Title:

NEW MEXICO INTERACTIVE, LLC, a New Mexico limited liability company

By:
Name:
Title:

OKLAHOMA INTERACTIVE, LLC, an Oklahoma limited liability company

By:
Name:
Title:

RHODE ISLAND INTERACTIVE, LLC, a Rhode Island limited liability company

By:
Name:
Title:

TEXAS NICUSA, LLC, a Texas limited liability company

By:
Name:
Title:

 Consent to Amendment No. 2 to Credit Agreement
CC 1982193v2 15436604v3

SOUTH CAROLINA INTERACTIVE, LLC, a South Carolina limited liability company

By:
Name:
Title:

UTAH INTERACTIVE, LLC, a Utah limited liability company

By:
Name:
Title:

VERMONT INFORMATION CONSORTIUM, LLC, a Vermont limited liability company

By:
Name:
Title:

VIRGINIA INTERACTIVE, LLC, a Virginia limited liability company

By:
Name:
Title:

WEST VIRGINIA INTERACTIVE, LLC
a West Virginia limited liability company

By:
Name:
Title:

 Consent to Amendment No. 2 to Credit Agreement
CC 1982193v2 15436604v3