Form 10-Q
period 2011-06-30
NIC INC
filed 2011-08-02
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, the number of shares outstanding of the registrant's common stock, $0.0001 par value per share, was 64,090,450.

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$57,000	$51,687
Trade accounts receivable, net	45,903	42,059
Deferred income taxes, net	910	872
Prepaid expenses & other current assets	8,743	5,920
Total current assets	112,556	100,538
Property and equipment, net	7,418	6,758
Intangible assets, net	1,291	1,539
Deferred income taxes, net	2,032	2,298
Other assets	233	243
Total assets	$123,530	$111,376

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,443	$41,599
Accrued expenses	15,097	14,464
Other current liabilities	393	694
Total current liabilities	54,933	56,757

Other long-term liabilities	1,274	1,350
Total liabilities	56,207	58,107

Commitments and contingencies (Notes 1, 2, 4, and 5)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
64,014 and 63,706 shares issued and outstanding	6	6
Additional paid-in capital	111,401	107,935
Accumulated deficit	(44,084)	(54,672)
Total stockholders' equity	67,323	53,269
Total liabilities and stockholders' equity	$123,530	$111,376

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except for per share amounts

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Portal revenues	$43,783	$39,482	$84,138	$76,668
Software & services revenues	2,640	1,256	5,019	2,327
Total revenues	46,423	40,738	89,157	78,995
Operating expenses:
Cost of portal revenues, exclusive of depreciation &
amortization	26,362	23,909	51,783	47,205
Cost of software & services revenues, exclusive of
depreciation & amortization	1,009	1,003	2,006	1,932
Selling & administrative	8,420	8,103	15,106	15,406
Amortization of acquisition-related intangible assets	81	81	161	161
Depreciation & amortization	1,109	1,090	2,194	2,172
Total operating expenses	36,981	34,186	71,250	66,876
Operating income	9,442	6,552	17,907	12,119
Other income (expense), net	1	(1)	4	(1)
Income before income taxes	9,443	6,551	17,911	12,118
Income tax provision	3,910	2,621	7,323	4,865
Net income	$5,533	$3,930	$10,588	$7,253

Basic net income per share	$0.09	$0.06	$0.16	$0.11
Diluted net income per share	$0.09	$0.06	$0.16	$0.11

Weighted average shares outstanding:
Basic	63,998	63,468	63,885	63,368
Diluted	64,061	63,529	63,947	63,435

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2011	63,706	$6	$107,935	$(54,672)	$53,269
Net income	-	-	-	10,588	10,588
Restricted stock vestings	288	-	120	-	120
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(84)	-	(910)	-	(910)
Stock-based compensation	-	-	2,365	-	2,365
Tax deductions relating to stock-based compensation	-	-	1,012	-	1,012
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	227	-	227
Issuance of common stock under employee stock
purchase plan	104	-	652	-	652
Balance, June 30, 2011	64,014	$6	$111,401	$(44,084)	$67,323

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$10,588	$7,253
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	161	161
Depreciation & amortization	2,194	2,172
Stock-based compensation expense	2,365	1,983
Deferred income taxes	(426)	(407)
(Gain) loss on disposal of property and equipment	(2)	2
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(3,844)	(2,264)
(Increase) in prepaid expenses & other current assets	(2,169)	(280)
(Increase) decrease in other assets	10	(47)
(Decrease) in accounts payable	(2,156)	(4,464)
Increase (decrease) in accrued expenses	(277)	123
Increase (decrease) in other current liabilities	(181)	951
Increase in other long-term liabilities	151	267
Net cash provided by operating activities	6,414	5,450

Cash flows from investing activities:
Purchases of property and equipment	(2,573)	(2,184)
Capitalized internal use software development costs	(192)	(270)
Net cash used in investing activities	(2,765)	(2,454)

Cash flows from financing activities:
Cash dividends on common stock	-	(19,312)
Proceeds from employee common stock purchases	652	682
Proceeds from exercise of employee stock options	-	17
Tax deductions related to stock-based compensation	1,012	61
Net cash provided by (used in) financing activities	1,664	(18,552)

Net increase (decrease) in cash and cash equivalents	5,313	(15,556)
Cash and cash equivalents, beginning of period	51,687	68,632
Cash and cash equivalents, end of period	$57,000	$53,076

Other cash flow information:
Income taxes paid	$7,145	$3,137

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

NIC Inc. (the "Company" or "NIC") is a leading provider of eGovernment services that helps governments use the Internet to increase internal efficiencies and provide a higher level of service to businesses and citizens.  The Company accomplishes this currently through two channels: its primary outsourced portal businesses and its software & services businesses.

In its primary outsourced portal business, the Company designs, builds and operates Internet-based, enterprise-wide portals on behalf of state and local governments desiring to provide access to government information and to complete government-based transactions online.  These portals consist of websites and applications the Company has built that allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver history records or filing a government-mandated form or report.  Operating under multiple-year contracts (see Note 2), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy.  NIC’s self-funding business model allows the Company to generate revenues by sharing in the fees the Company collects from eGovernment transactions.  The Company’s government partners benefit through reducing their financial and technology risks, increasing their operational efficiencies and gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient and more cost-effective means to interact with governments.  The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals.

Primarily through its NIC Technologies subsidiary, the Company’s software & services businesses provide software development and services, other than outsourced portal services to state and local governments, and provide software development and services to federal agencies.  In 2009, NIC Technologies entered into a contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the National Motor Carrier Pre-Employment Screening Program (“NMCPSP”) using the self-funded, transaction-based business model.  The NMCPSP commenced operations in the second quarter of 2010.  NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies through its contracts with the Federal Election Commission (“FEC”) and the state of Michigan.

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services.  The portal category includes revenues and cost of revenues from the Company’s subsidiaries operating enterprise-wide state and local government portals under long-term contracts on an outsourced basis.  The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services other than enterprise-wide outsourced portal services to state and local governments and that provide software development and services to federal agencies.  The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, amortization of acquisition-related intangible assets and depreciation & amortization.  Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), telecommunications, fees required to process credit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities.  Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses.  Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent.  Selling & administrative costs also consist of stock-based compensation and corporate-level expenses for market development and public relations.  In addition, selling & administrative costs include legal fees and other expenses, net of directors’ and officers’ liability insurance reimbursements received, incurred in connection with the previously disclosed SEC matter and derivative action (see Note 5).

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented.  The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders.  The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities.  Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method.  Unvested service-based restricted shares totaled approximately 1.0 million at both June 30, 2011 and 2010, respectively.  Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities.  Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period.  The dilutive effect of stock options and shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.  The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$5,533	$3,930	$10,588	$7,253
Less: Income allocated to participating securities	(80)	(61)	(155)	(305)
Net income available to common stockholders	$5,453	$3,869	$10,433	$6,948
Denominator:
Weighted average shares – basic	63,998	63,468	63,885	63,368
Stock options and restricted stock awards	63	61	62	67
Weighted average shares – diluted	64,061	63,529	63,947	63,435

Basic net income per share:
Net income	$0.09	$0.06	$0.16	$0.11

Diluted net income per share:
Net income	$0.09	$0.06	$0.16	$0.11

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions.  In November 2010, the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule to implement Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provides temporary unlimited deposit insurance coverage for noninterest bearing transaction accounts at all FDIC-insured depository institutions effective December 31, 2010 through December 31, 2012.  At June 30, 2011, the amount of cash held in domestic non-interest bearing transaction accounts was approximately $56.1 million, while the amount of cash held in interest-bearing sweep accounts was approximately $0.9 million.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

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

2.  OUTSOURCED GOVERNMENT CONTRACTS

Outsourced State Portal Contracts

The Company’s outsourced portal contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government.  The Company's primary business obligation under these contracts is generally to design, build and operate Internet-based portals on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees.  The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements.  The Company has limited control over the level of fees it is permitted to retain.  Any changes made to the amount or percentage of fees retained by NIC, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract to NIC.

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

Any renewal of these contracts beyond the initial term is at the option of the government and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon passing legislation. In addition, twelve contracts under which the Company provides outsourced state portal services can be terminated by the other party without cause on a specified period of notice.  Collectively, revenues generated from these contracts represented 56% and 57%, respectively, of the Company’s portal revenues for the three- and six-month periods ended June 30, 2011.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal.  In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Oklahoma, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability.

At June 30, 2011, the Company was bound by performance bond commitments totaling approximately $4.8 million on certain outsourced portal contracts. Effective July 1, 2011, the Company became bound by an additional $1.0 million in performance bond commitments related to one of its outsourced portal contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.  The Company has never had any defaults resulting in draws on performance bonds.

The following is a summary of the 24 portals through which the Company provides outsourced portal services to state governments at June 30, 2011 (which does not include the portal contracts in the states of New Jersey or Oregon, which have not yet fully deployed or become financially viable):

NIC Subsidiary	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Mississippi Interactive, LLC	www.ms.gov	2011	12/31/2015 (12/31/2021)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2013
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2013
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	12/26/2011 (6/26/2013)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/19/2012 (8/19/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2012
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	8/7/2012
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2011 (12/31/2014)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2013 (6/30/2015)
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2013 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	3/31/2012
Virginia Interactive, LLC	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2014 (1/31/2016)
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

During the second quarter of 2011, the Company entered into a new seven year contract with the state of Arkansas.  In addition, the Company’s contracts with the states of Idaho and West Virginia were each renewed for two-year terms, while the Company’s contract with the state of Arizona was extended for six months.

In July 2011, the Company entered into a contract with the state of Oregon to develop a comprehensive plan to transition existing eGovernment services to the Company.  It is anticipated that this contract will serve as the framework for additional eGovernment services in the state of Oregon, including traditional outsourced portal services.

Outsourced Federal Contracts

The Company currently has contracts with two federal agencies to provide outsourced services through its NIC Technologies subsidiary.  In 2009, NIC Technologies entered into a contract with the FMCSA to develop and manage the NMCPSP using the self-funded, transaction-based business model.  The NMCPSP commenced operations in the second quarter of 2010.  The contract had an initial term ending on February 16, 2011, with four single-year renewals at the option of the FMCSA.  During the first quarter of 2011, the FMCSA approved a one-year contract extension through February 16, 2012.  NIC Technologies also develops and maintains online federal campaign expenditure and ethics compliance systems through a time and materials contract with the FEC.  The contract with the FEC expires on December 31, 2011.

Any renewal of these contracts beyond the initial term is at the option of the federal agency and the agency may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period.  The contract with the FMCSA can be terminated by the other party without cause on a specified period of notice.  Revenues generated from this contract represented 59% and 58%, respectively, of software & services revenues for the three- and six-month periods ended June 30, 2011.  The loss of the contract with the FMCSA, as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce the Company’s revenues and profitability.  In addition, the Company has limited control over the level of fees it is permitted to retain under the contract with the FMCSA.  Any changes made to the amount or percentage of fees retained by the Company, or to the amounts charged for the services offered, could materially affect the profitability of this contract to the Company.

3.  STOCK BASED COMPENSATION

During the first and second quarters of 2011, the Board of Directors of the Company granted certain executive officers, management-level employees and non-employee directors service-based restricted stock awards totaling 69,771 shares and 43,300 shares, respectively, with a grant-date fair value totaling approximately $0.7 million and $0.5 million, respectively.  Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%.  Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

During the first quarter of 2011, the Board of Directors of the Company also granted certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 127,076 shares, with a grant date fair value of $10.75 per share, totaling approximately $1.4 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2013.  The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

●	Operating income growth (three-year compound annual growth rate)
●	Total revenue growth (three-year compound annual growth rate)
●	Cash flow return on invested capital (three-year average)

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of portal revenues, exclusive of depreciation & amortization	$254	$272	$487	$535
Cost of software & services revenues, exclusive of depreciation &
amortization	18	13	33	25
Selling & administrative	802	659	1,845	1,423
Stock-based compensation expense before income taxes	1,074	944	2,365	1,983
Income tax benefit	(445)	(368)	(967)	(774)

Net stock-based compensation expense	$629	$576	$1,398	$1,209

4.  DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

On May 1, 2011, the Company entered into an amendment to extend its $10.0 million unsecured revolving credit agreement with a bank to May 1, 2014.  This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes.  The Company can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility.  Interest on amounts borrowed is payable at a base rate or a Eurodollar rate, in each case as defined in the agreement.  The base rate is equal to the higher of the Federal Funds Rate plus 0.50% or the bank’s prime rate.  Fees on outstanding letters of credit are either 1.50% (if the Company’s consolidated leverage ratio is less than or equal to 1.25:1) or 1.75% (if the Company’s consolidated leverage ratio is greater than 1.25:1) of face value per annum.

The terms of the agreement provide for customary representations and warranties, affirmative and negative covenants and events of default.  The amendment also continues to require the Company to maintain compliance with the following financial covenants (in each case, as defined in the agreement):

●	Consolidated minimum annual EBITDA of at least $12.0 million, computed quarterly on a rolling 12-month basis
●	Consolidated tangible net worth of at least $36.0 million
●	Consolidated maximum leverage ratio of 1.5:1

The Company was in compliance with each of the covenants listed above at June 30, 2011.  The Company issues letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of its outsourced government portal contracts.  These irrevocable letters of credit are generally in force for one year.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.9 million and $2.1 million, respectively, at June 30, 2011 and December 31, 2010.  The Company is not currently required to cash collateralize these letters of credit.  The Company had $3.1 million in available capacity to issue additional letters of credit and $8.1 million of unused borrowing capacity at June 30, 2011 under the facility.  Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

5.  COMMITMENTS AND CONTINGENCIES

SEC Matter

Selling & administrative expenses for the three-month period ended June 30, 2011 include approximately $0.5 million of legal fees and other third-party costs related to the previously disclosed SEC matter and derivative action, net of approximately $0.6 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier.  Of the $0.6 million reimbursement, approximately $0.3 million was received during the second quarter of 2011 and the remaining $0.3 million was approved for payment during the second quarter of 2011 and subsequently collected during the third quarter of 2011.  Selling & administrative expenses for the six-month period ended June 30, 2011 include approximately $0.1 million of legal fees and other third-party costs related to the SEC matter and derivative action, net of approximately $1.8 million of insurance reimbursement.  As previously disclosed in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011, the SEC matter was concluded as to the Company and its Chairman of the Board and Chief Executive Officer in January 2011.  The Company expects to continue to incur legal fees and other expenses in connection with the previously disclosed civil action by the SEC against the Company’s Chief Financial Officer, including advancements of expenses, the expenses of the independent consultant which the Company retained to review and advise on certain Company policies, procedures and controls pursuant to the January 2011 settlement of the SEC matter, the derivative action (pending final settlement of such litigation described below) and the other litigation described below.

Selling & administrative expenses for the three-month period ended June 30, 2010 include approximately $1.4 million of legal fees and other third-party costs related to the SEC matter, net of approximately $0.4 million of insurance reimbursement.  Selling & administrative expenses for the six-month period ended June 30, 2010 include approximately $2.4 million of legal fees and other third-party costs related to the SEC matter, net of approximately $0.4 million of insurance reimbursement.

Derivative Action

As previously disclosed, the parties to the derivative lawsuit (Gene Sidore, derivatively on behalf of NIC Inc. v. William F. Bradley, Jr., John L. Bunce, Jr., Art N. Burtscher, Daniel J. Evans, Jeffery S. Fraser, Ross C. Hartley, Harry H. Herington, Alexander C. Kemper, Stephen M. Kovzan, William M. Lyons, Pete Wilson, and NIC Inc. (as nominal defendant), case No. 2:10-cv-02466 (U.S. District Court for the District of Kansas)) have agreed to a settlement.  A motion for order of preliminary approval of settlement and for entry of a hearing order in connection with the proposed settlement was filed by the parties on June 24, 2011.  The court preliminarily approved the settlement on July 8, 2011 based upon the same terms as originally proposed by the parties, as previously disclosed in Part I, Item 3 in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011, and scheduled a hearing on whether to grant final approval of the proposed settlement for October 11, 2011.  According to the terms of the order, the Company will be required to mail a notice of the final settlement hearing, which will summarize the terms of the final settlement, to all current stockholders no later than August 26, 2011 and will also be required to issue a press release no later than August 26, 2011 regarding the proposed settlement, including the internet address to a page on the Company’s website where the full settlement terms will be available to view and download.

NIC Technologies, LLC Litigation

As previously disclosed, the Company’s subsidiary, NIC Technologies, LLC (formerly National Information Consortium Technologies, LLC) was a defendant in a lawsuit filed in the U.S. District Court for the District of Maryland by Micro Focus (US), Inc. and Micro Focus (IP) Limited (collectively, “Micro Focus”), alleging: (i) breach of contract regarding the software license for software used to compile code running on two NIC Technologies’ internal servers to deliver FEC services; and (ii)  copyright infringement of the software covered by the licenses.  The complaint in the lawsuit sought damages of at least $3,487,500 and a declaratory judgment.  On July 29, 2011, the parties finalized a settlement of $195,000, which was paid by NIC Technologies, LLC to Micro Focus, in exchange for an appropriate release of all liability, no admissions of liability by either party, and dismissal with prejudice.  The settlement was accrued in the consolidated financial statements at June 30, 2011.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any other material legal proceedings, with the exception of the purported derivative action noted above.

6.  REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company’s two reportable segments consist of its Outsourced Portal businesses and its Software & Services businesses.  The Outsourced Portals segment includes the Company's subsidiaries operating enterprise-wide outsourced state and local government portals and the corporate divisions that directly support portal operations.  The Software & Services segment primarily includes the Company’s subsidiaries that provide software development and services other than enterprise-wide outsourced portal services to state and local governments and provide software development and services to federal agencies.  Each of the Company’s Software & Services businesses is an operating segment and has been aggregated to form the Software & Services reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items."  There have been no significant intersegment transactions for the periods reported.  The summary of significant accounting policies applies to all segments.

The measure of profitability by which management evaluates the performance of its segments and allocates resources to them is operating income (loss).  Segment asset or other segment balance sheet information is not presented to the Company’s chief operating decision maker.  Accordingly, the Company has not presented information relating to segment assets.

The table below reflects summarized financial information for the Company's reportable segments for the three months ended June 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2011
Revenues	$43,783	$2,640	$-	$46,423

Costs & expenses	28,096	1,345	6,350	35,791
Amortization of acquisition-related intangible assets	81	-	-	81
Depreciation & amortization	1,032	13	64	1,109
Operating income (loss)	$14,574	$1,282	$(6,414)	$9,442

2010
Revenues	$39,482	$1,256	$-	$40,738

Costs & expenses	25,275	1,146	6,594	33,015
Amortization of acquisition-related intangible assets	81	-	-	81
Depreciation & amortization	963	21	106	1,090
Operating income (loss)	$13,163	$89	$(6,700)	$6,552

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended June 30 (in thousands):

	2011	2010
Total operating income for reportable segments	$9,442	$6,552
Other income (expense), net	1	(1)
Consolidated income before income taxes	$9,443	$6,551

The table below reflects summarized financial information for the Company's reportable segments for the six months ended June 30 (in thousands):

	Outsourced Portals	Software & Services	Other Reconciling Items	Consolidated Total
2011
Revenues	$84,138	$5,019	$-	$89,157

Costs & expenses	55,033	2,367	11,495	68,895
Amortization of acquisition-related intangible assets	161	-	-	161
Depreciation & amortization	2,034	30	130	2,194
Operating income (loss)	$26,910	$2,622	$(11,625)	$17,907

2010
Revenues	$76,668	$2,327	$-	$78,995

Costs & expenses	49,919	2,249	12,375	64,543
Amortization of acquisition-related intangible assets	161	-	-	161
Depreciation & amortization	1,922	40	210	2,172
Operating income (loss)	$24,666	$38	$(12,585)	$12,119

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the six months ended June 30 (in thousands):

	2011	2010
Total operating income for reportable segments	$17,907	$12,119
Other income (expense), net	4	(1)
Consolidated income before income taxes	$17,911	$12,118

A significant source of revenues within the Software & Services segment is derived from the NMCPSP, which accounted for approximately $1.6 million (or 59%) and $2.9 million (or 58%), respectively, of Software & Services revenues for the three- and six-month periods ended June 30, 2011.  NMCPSP revenues were approximately $0.3 million for both the three- and six-month periods ended June 30, 2010.  The NMCPSP began generating revenues during the second quarter of 2010.  Costs & expenses of the Company relating to the NMCPSP were approximately $0.4 million and $0.8 million, respectively, for the three- and six-month periods ended June 30, 2011, and approximately $0.5 million and $1.0 million, respectively, for the three- and six-month periods ended June 30, 2010.

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

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements.  These include, among others, NIC’s ability to successfully integrate into its operations recently awarded eGovernment contracts or acquired assets or entities; NIC’s ability to successfully increase the adoption and use of eGovernment services; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns or changes in government policy; the success of the Company in signing contracts with new states and federal government agencies, including continued favorable government legislation; NIC's ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; pending litigation involving the Company; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2010 Annual Report on Form 10-K filed on March 16, 2011 with the SEC.  Updated information regarding certain pending litigation involving the Company is discussed in Part II, Item 1 and Note 5 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.  Investors should read all of these discussions of risks carefully.

We will not necessarily update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate.  Investors are cautioned not to put undue reliance on any forward-looking statement.

WHAT WE DO – AN EXECUTIVE SUMMARY

We are a leading provider of eGovernment services that help governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. We accomplish this currently through two channels: our outsourced portal businesses and our software & services businesses.

In our outsourced portal business, we enter into contracts primarily with state and local governments to design, build and operate enterprise-wide, Web-based portals on their behalf.  Currently, we have contracts to provide outsourced portal services for 24 states, and in addition, have been awarded portal contracts in New Jersey and Oregon, which have not yet fully deployed or become financially viable. We typically enter into multi-year contracts and manage operations for each government partner through separate subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our portals consist of websites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver history records or filing a form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments.  We do this by marketing portal services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals.  Our unique self-funding business model allows us to obtain revenues by sharing in the fees generated from eGovernment services. Our partners benefit because they reduce their financial and technology risks, increase their operational efficiencies and gain a centralized, customer-focused presence on the Internet. Businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments.

On behalf of our government partners, we enter into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the transaction and data access services we provide and the division of revenues between the Company and the government agency. The government must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain.  Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract to us.  We generally own all the applications developed under these contracts. After completion of a defined contract term, the government agency typically receives a perpetual, royalty-free license to the applications for use in its portal only. However, certain customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to an increasing number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license.  If our contract were not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to our partners on a fee-for-service basis. We also provide certain payment processing services on a SaaS basis to a few private sector companies and non-NIC portal state and local agencies, and may continue to market these services to other entities in the future.  Historically, however, revenues from these services have not been significant. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

Any renewal of the outsourced portal contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period and, in certain circumstances, upon the passage of legislation.  Twelve contracts under which we provide outsourced state portal services can be terminated without cause on a specified period of notice.  Collectively, revenues generated from contracts that can be terminated without cause represented 56% and 57%, respectively, of our portal revenues for the three- and six-month periods ended June 30, 2011.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.  In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Oklahoma, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability.

In our software & services business, the majority of our revenues are generated from contracts with two federal agencies to provide outsourced services through our NIC Technologies subsidiary.  In 2009, NIC Technologies entered into a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the National Motor Carrier Pre-Employment Screening Program (“NMCPSP”) using the self-funded, transaction-based business model.  The NMCPSP commenced operations in the second quarter of 2010.  The contract had an initial term ending on February 16, 2011, with four single-year renewals at the option of the FMCSA.  During the first quarter of 2011, the FMCSA approved a one-year contract extension through February 16, 2012.  NIC Technologies also develops and maintains online campaign expenditure and ethics compliance systems through time and materials contracts with the Federal Election Commission (“FEC”) and the state of Michigan.  The contract with the FEC expires on December 31, 2011 and the contract with the state of Michigan expires on December 31, 2012.

Any renewal of these contracts beyond the initial term is at the option of the federal agency and the agency may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period.  The contract with the FMCSA can be terminated by the other party without cause on a specified period of notice.  In addition, we have limited control over the level of fees we are permitted to retain under the contract with the FMCSA.  Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of this contract to us.  Revenues generated from this contract represented 59% and 58%, respectively, of software & services revenues for the three- and six-month periods ended June 30, 2011.  Also see Notes 2 and 6 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

REVENUE RECOGNITION

We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services.  The portal category includes revenues and cost of revenues from our subsidiaries operating enterprise-wide state and local government portals on an outsourced basis.  The software & services category primarily includes revenues and cost of revenues from our subsidiaries that provide software development and services other than enterprise-wide outsourced portal services to state and local governments and provide software development and services to federal agencies.  We currently derive revenues from three main sources: transaction-based fees, time and materials-based fees for application development and fixed fees for portal management services.  Each of these revenue types and the corresponding business models are further described below.

Our outsourced portal businesses

We categorize our portal revenues according to the underlying source of revenue.  A brief description of each category follows:

●
DMV transaction-based: these are transaction fees from the sale of electronic access to driver history records, referred to as DMV records, from our state portals to data resellers, insurance companies and other pre-authorized customers on behalf of our state partners, and are generally recurring.

●
Non-DMV transaction-based: these are transaction fees from sources other than the sale of DMV records, for transactions conducted by business users and consumer users through our state and local portals, and are generally recurring.  For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 in our Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

●	Portal management: these are revenues from the performance of fixed fee portal management services for our government partners in the states of Arizona and Indiana, and are generally recurring.

●
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

Our software & services businesses

We derive a significant portion of our software & services revenues from a contract with the FMCSA to develop and manage the NMCPSP using a self-funded, transaction-based business model.  The NMCPSP commenced operations in the second quarter of 2010.  NIC Technologies recognizes revenues from this contract (primarily transaction-based information access fees) when the services are provided.  NIC Technologies also derives a significant portion of its revenues from time and materials application development and outsourced maintenance contracts with the FEC and the state of Michigan and recognizes revenues as services are provided.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and six-month periods ended June 30, 2011 and 2010.  This discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes included in this Form 10-Q.

	Three months ended		Six months ended
	June 30,		June 30,
Key Financial Metrics	2011	2010	2011	2010
Revenue growth – outsourced portals	11%	28%	10%	34%
Same state revenue growth – outsourced portals	9%	7%	9%	7%
Recurring portal revenue as a % of total portal revenues	90%	88%	91%	89%
Gross profit % - outsourced portals	40%	39%	38%	38%
Revenue growth – software & services	110%	21%	116%	14%
Gross profit % - software & services	62%	20%	60%	17%
Selling & administrative expenses as % of total revenues	18%	20%	17%	20%
Operating income margin % (operating income as a % of total revenues)	20%	16%	20%	15%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended June 30,			Six months ended June 30,
Portal Revenue Analysis	2011	% Change	2010	2011	% Change	2010
DMV transaction-based	$16,394	3%	$15,889	$33,093	3%	$32,285
Non-DMV transaction-based	21,010	24%	17,005	39,319	23%	31,948
Portal software development	4,342	(8%)	4,698	7,651	(12%)	8,655
Portal management	2,037	8%	1,890	4,075	8%	3,780

Total	$43,783	11%	$39,482	$84,138	10%	$76,668

Portal revenues in the current quarter increased 11%, or approximately $4.3 million, over the prior year quarter.  Of this increase, (i) 9%, or approximately $3.6 million, was attributable to an increase in same state portal revenues (portals in operation and generating revenues for two full periods); and (ii) 2%, or approximately $0.7 million, was attributable to increases from our newer portals, including Mississippi ($0.6 million), which began to generate revenues in May 2011, and New Jersey ($0.1 million), which began to generate revenues in April 2011, but is not yet financially viable.

Same state portal revenues in the current quarter increased 9% over the prior year quarter primarily due to increased revenues from our Colorado, Indiana and Texas portals, among others.  Our same state revenue growth in the current quarter was higher than the 7% growth we achieved in the prior year quarter and was primarily attributable to higher same state non-DMV transaction-based revenues, which increased 23% in the current quarter, due to strong performance from several key services, including payment processing, tax filings, motor vehicle registrations and professional license renewals.  Same state non-DMV transaction-based revenue growth was 18% in the prior year quarter.  The decrease in portal software development revenues in the current quarter was primarily the result of ongoing state government budget challenges, which have caused some project delays, and a few significant time and materials projects in the prior year quarter.  Same state DMV revenue growth was flat in the current quarter compared to 1% growth in the prior year quarter.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.

Portal revenues for the six-month period ended June 30, 2011 increased 10%, or approximately $7.5 million, over the prior year period.  Of this increase, (i) 9%, or approximately $6.8 million, was attributable to an increase in same state portal revenues; and (ii) 1%, or approximately $0.7 million, was attributable to increases from our newer portals, including Mississippi ($0.6 million) and New Jersey ($0.1 million).

Same state portal revenues in the current year-to-date period increased 9% over the prior year period, primarily due to increased revenues from our Colorado, Indiana and Texas portals, among others. Same state DMV transaction-based revenues increased 1% and same state non-DMV transaction-based revenues increased 23%.  The increase in non-DMV transaction-based revenues was attributable to strong performance from several key applications, including payment processing, tax filings, motor vehicle registrations, and professional license renewals.  The decrease in portal software development revenues in the current year-to-date period was in part the result of ongoing state government budget challenges, which have caused some project delays and a few significant time and materials projects in the prior year period.

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

	Three months ended June 30,			Six months ended June 30,
Cost of Portal Revenue Analysis	2011	% Change	2010	2011	% Change	2010
Fixed costs	$16,693	1%	$16,504	$32,715	0%	$32,847
Variable costs	9,669	31%	7,405	19,068	33%	14,358

Total	$26,362	10%	$23,909	$51,783	10%	$47,205

Cost of portal revenues in the current quarter increased 10%, or approximately $2.5 million, over the prior year quarter.  Of this increase, (i) 8%, or approximately $2.1 million, was attributable to an increase in same state cost of portal revenues; and (ii) 2%, or approximately $0.4 million, was attributable to our newer portals in Mississippi ($0.3 million) and New Jersey ($0.1 million).

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

Our portal gross profit percentage was 40% in the current quarter, up from 39% in the prior year quarter.  We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).  We currently expect our portal gross profit percentage to be in the upper 30% range for fiscal year 2011.

Cost of portal revenues for the six-month period ended June 30, 2011 increased 10%, or approximately $4.6 million, over the prior year period.  Of this increase, (i) 9%, or approximately $4.0 million, was attributable to an increase in same state cost of portal revenues; and (ii) 1%, or approximately $0.6 million, was attributable to our newer portals in Mississippi ($0.4 million) and New Jersey ($0.2 million).  The increase in same state cost of portal revenues in the current year-to-date period was primarily attributable to an increase in variable merchant fees to process credit card transactions, particularly from our portals in Colorado and Indiana.

SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended June 30,			Six months ended June 30,
Software & Services Revenue Analysis	2011	% Change	2010	2011	% Change	2010
NIC Technologies	$2,275	130%	$987	$4,321	152%	$1,718
Other	365	36%	269	698	15%	609

Total	$2,640	110%	$1,256	$5,019	116%	$2,327

Software & services revenues in the current quarter and year-to-date periods increased 110% and 116%, or approximately $1.4 million and $2.7 million, respectively, over the prior year periods, due mainly to higher revenues from the NMCPSP as a result of increased adoption of the service.  The service began generating revenues during the second quarter of 2010.  The Company’s NMCPSP revenues in the current quarter and year-to-date periods totaled approximately $1.6 million and $2.9 million, respectively, and we currently estimate that the service may exceed our previous revenue expectation for the full fiscal year of 2011.

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the current quarter was flat compared to the prior year quarter and increased 4%, or approximately $0.1 million, in the current year-to-date period over the prior year period.  Our software & services gross profit percentage in the current quarter and year-to-date periods was 62% and 60%, respectively, compared to 20% and 17%, respectively, in the prior year periods.   The increase in 2011 was primarily due to higher revenues from the NMCPSP, as further discussed above.

SELLING & ADMINISTRATIVE.  As compared to the prior year periods, selling & administrative expenses increased 4% or approximately $0.3 million, in the current quarter and decreased 2%, or approximately $0.3 million, in the current year-to-date period.  Selling & administrative expenses for the three-month period ended June 30, 2011 include approximately $0.5 million of legal fees and other third-party costs related to the previously disclosed SEC matter and derivative action, net of approximately $0.6 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier.  Of the $0.6 million reimbursement, approximately $0.3 million was received during the second quarter of 2011 and the remaining $0.3 million was approved for payment during the second quarter of 2011 and was subsequently collected during the third quarter of 2011.  Selling & administrative expenses for the six-month period ended June 30, 2011 include approximately $0.1 million of legal fees and other third-party costs related to the SEC matter and derivative action, net of approximately $1.8 million of insurance reimbursement.

Selling & administrative expenses for the three-month period ended June 30, 2010 includes approximately $1.4 million of legal fees and other third-party costs related to the SEC matter, net of approximately $0.4 million of insurance reimbursement.  Selling & administrative expenses for the six-month period ended June 30, 2010 includes approximately $2.4 million of legal fees and other third-party costs related to the SEC matter, net of approximately $0.4 million of insurance reimbursement. The SEC matter was concluded as to us and our Chairman of the Board and Chief Executive Officer in January 2011.

We expect to continue to incur legal fees and other expenses in connection with (i) the civil action by the SEC against the Company’s Chief Financial Officer, including advancement of expenses, (ii) the derivative suit (pending final settlement of such litigation as described in Note 5 in the Notes to the Unaudited Consolidated Financial Statements and Part II, Item 1 in this Form 10-Q) and (iii) the expenses of the independent consultant which the Company retained to review and advise on certain Company policies, procedures and controls pursuant to the January 2011 settlement of the SEC matter.  Our directors’ and officers’ liability insurance carrier has agreed to reimburse us for certain reasonable costs of defense in the SEC civil action and the pending derivative lawsuit.  To the extent our directors’ and officers’ liability insurance carrier reimburses us for expenses previously recorded in selling & administrative expenses, we will treat any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.

In the current quarter and year-to-date periods, legal fees and other third-party costs related to the SEC matter and derivative action, net of insurance reimbursement, decreased approximately $0.9 million and $2.3 million, respectively, from the prior year periods.  Other selling & administrative expenses increased by approximately $1.2 million and $2.0 million, respectively, during the current quarter and year-to-date periods, due primarily to (i) higher incentive compensation and benefit expense (including stock-based compensation for annual grants of restricted stock to certain management-level employees, executive officers and non-employee directors); (ii) higher personnel and software and maintenance costs to support and enhance corporate-wide information technology security and portal operations; and (iii) additional costs of approximately $0.3 million related to the litigation settlement and defense attorney fees as described in Note 5 in the Notes to Unaudited Consolidated Financial Statements and Part II, Item 1 in this Form 10-Q.

As a percentage of total revenues, selling & administrative expenses were 18% and 17%, respectively, in the current quarter and year-to-date periods, compared to 20% in each of the prior year periods.  The decrease in selling & administrative expenses as a percentage of total revenues in the current quarter and year-to-date periods primarily reflects lower costs related to the SEC matter, net of insurance reimbursement, and higher total revenues in the current year periods, as further discussed above. We currently expect selling & administrative expenses as a percentage of total revenues to range from 16% to 17% in 2011.

DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense in the current quarter and year-to-date periods was generally flat compared to the prior year periods.  As a percentage of total revenues, depreciation & amortization was 2% in both the current quarter and year-to-date periods, compared to 3% in the prior year periods.  We currently expect depreciation & amortization expense as a percentage of total revenues to be between 2% and 3% in 2011, as we will continue to make key information technology infrastructure and security investments to support the long-term expansion of our businesses.

INCOME TAXES.  Our effective tax rate in the current quarter and year-to-date periods was 41% compared to 40% in each of the prior year periods.  The increase in the current year periods was primarily attributable to a nonrecurring increase in the income tax provision related to the completion of a state tax audit in the current quarter.  We currently expect our effective tax rate to be between 39% and 40% for the remainder of 2011.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $6.4 million in the current year-to-date period as compared to $5.5 million in the prior year period.  The increase in cash flow from operations in the current period was primarily the result of the period-over-period increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation, offset partially by (i) an increase in accounts receivable from new state portals and the NMCPSP; (ii) an increase in prepaid expenses & other current assets primarily due an increase in prepaid quarterly income tax payments and the timing of the $0.3 million directors’ and officers’ liability insurance reimbursement received in the third quarter of 2011, as further discussed above; and (iii) the timing of payments to our other government partners in the current quarter, which reduced accounts payable.

Investing Activities

Net cash used in investing activities was approximately $2.8 million in the current year-to-date period as compared to approximately $2.5 million in the prior year period.  Investing activities in the current period primarily reflect $2.6 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal business and in our centralized hosting environment to support and enhance corporate-wide information technology security, including Web servers, purchased software and office equipment.  In addition, we capitalized approximately $0.2 million of internal-use software development costs related to the standardization of customer management, billing and payment processing systems that support our business operations and accounting systems.  Investing activities in the prior year period primarily reflect $2.2 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal business.  In addition, we capitalized approximately $0.3 million of internal-use software development costs in the prior year period.

Financing Activities

Net cash from financing activities was approximately $1.7 million in the current year-to-date period as compared to $18.6 million used in financing activities in the prior year period.  Financing activities in the current year period primarily reflect the receipt of $0.7 million in proceeds from our employee stock purchase program and tax deductions of approximately $1.0 million related to stock-based compensation.  Financing activities in the prior year period primarily reflect payment of a $19.3 million special cash dividend in February 2010, partially offset by the receipt of $0.7 million in proceeds from our employee stock purchase program and tax deductions of approximately $0.1 million related to stock-based compensation.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. The fees that we must remit to the government are accrued as accounts payable and accounts receivable at the time services are provided. As a result, trade accounts payable and accounts receivable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-month period ended June 30, 2011 and December 31, 2010 were approximately $823.0 million and $630.3 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended June 30, 2011 and December 31, 2010 was 5 and 6, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, increased to $57.6 million at June 30, 2011, from $43.8 million at December 31, 2010.  Our current ratio, defined as current assets divided by current liabilities, at June 30, 2011 was 2.0 compared to 1.8 at December 31, 2010.

At June 30, 2011, our total cash and cash equivalent balance was $57.0 million compared to $51.7 million at December 31, 2010.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives and special dividend payments (if any) for at least the next twelve months without the need of additional capital.  We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes.  We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility.

We issue letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of our outsourced government portal contracts.  These irrevocable letters of credit are generally in force for one year.  We had unused outstanding letters of credit totaling approximately $1.9 million at June 30, 2011.  We are not currently required to cash collateralize these letters of credit.  However, even though we currently expect to be profitable in fiscal 2011, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.

In total, we had $3.1 million in available capacity to issue additional letters of credit and $8.1 million of unused borrowing capacity at June 30, 2011 under the facility.  Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.  As further discussed in Note 4 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q, on May 1, 2011, we entered into an amendment to extend the credit facility to May 1, 2014.

At June 30, 2011, we were bound by performance bond commitments totaling approximately $4.8 million on certain outsourced portal contracts.  Effective July 1, 2011, the Company became bound by an additional $1.0 million in performance bond commitments related to one of its outsourced portal contracts.  We have never had any defaults resulting in draws on performance bonds.  Had we been required to post 100% cash collateral at June 30, 2011 for the face value of all performance bonds, letters of credit and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $7.7 million and would have been classified as restricted cash.

Our future liquidity may be adversely affected to the extent we incur significant legal fees and other expenses that are not covered by our directors’ and officers’ liability insurance in connection with the pending derivative suit or the civil action by the SEC against our Chief Financial Officer, or to the extent we incur significant legal fees and other expenses and costs in connection with material litigation, as further discussed above and in Part II, Item 1 and Note 5 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.  Our directors’ and officers’ liability insurance carrier has agreed to reimburse the Company for certain reasonable costs of defense in the SEC civil action and the pending derivative lawsuit.  We may need to raise additional capital within the next twelve months to further:

●	fund operations if unforeseen costs arise;

●	support our expansion into other states and government agencies beyond what is contemplated if unforeseen opportunities arise;

●	expand our product and service offerings beyond what is contemplated if unforeseen opportunities arise;

●	respond to unforeseen competitive pressures; and

●	acquire technologies beyond what is presently contemplated.

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

Off-Balance Sheet Arrangements, Contractual Obligations and Income Tax Uncertainties

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related portal contracts.  We have income tax uncertainties of approximately $0.5 million at June 30, 2011.  These obligations are classified as non-current liabilities on our unaudited consolidated balance sheet, as resolution is expected to take more than a year.  We estimate that these matters could be resolved in one to three years.  However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Derivative Action

As previously disclosed in Part I, Item 3 in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011, the parties to the derivative lawsuit (Gene Sidore, derivatively on behalf of NIC Inc. v. William F. Bradley, Jr., John L. Bunce, Jr., Art N. Burtscher, Daniel J. Evans, Jeffery S. Fraser, Ross C. Hartley, Harry H. Herington, Alexander C. Kemper, Stephen M. Kovzan, William M. Lyons, Pete Wilson, and NIC Inc. (as nominal defendant), case No. 2:10-cv-02466 (U.S. District Court for the District of Kansas)) have agreed to a settlement.  A motion for order of preliminary approval of settlement and for entry of a hearing order in connection with the proposed settlement was filed by the parties on June 24, 2011.  The court preliminarily approved the settlement on July 8, 2011 based upon the same terms as originally proposed by the parties, as previously disclosed in Part I, Item 3 in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011, and scheduled a hearing on whether to grant final approval of the proposed settlement for October 11, 2011.  According to the terms of the order, the Company will be required to mail a notice of the final settlement hearing, which will summarize the terms of the final settlement, to all current stockholders no later than August 26, 2011 and will also be required to issue a press release no later than August 26, 2011 regarding the proposed settlement, including the internet address to a page on the Company’s website where the full settlement terms are available to view and download.

NIC Technologies, LLC Litigation

As previously disclosed in Part I, Item 3 in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011, the Company’s subsidiary, NIC Technologies, LLC (formerly National Information Consortium Technologies, LLC) was a defendant in a lawsuit filed in the U.S. District Court for the District of Maryland  by Micro Focus (US), Inc. and Micro Focus (IP) Limited (collectively, “Micro Focus”), alleging: (i) breach of contract regarding the software license for software used to compile code running on two NIC Technologies’ internal servers to deliver FEC services; and (ii)  copyright infringement of the software covered by the licenses.  The complaint in the lawsuit sought damages of at least $3,487,500 and a declaratory judgment.  On July 29, 2011, the parties finalized a settlement of $195,000, which was paid by NIC Technologies, LLC to Micro Focus, in exchange for an appropriate release of all liability, no admissions of liability by either party, and dismissal with prejudice.  The settlement was accrued in the consolidated financial statements at June 30, 2011.

Litigation

In addition, the Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any other material legal proceedings, with the exception of the purported derivative action noted above.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           During the second quarter of 2011, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock or the exercise of options as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2011	1,433	$12.86	N/A	N/A
May 4, 2011	1,435	$12.93	N/A	N/A
May 5, 2011	502	$12.65	N/A	N/A
May 6, 2011	1,419	$12.81	N/A	N/A

ITEM 5.  OTHER INFORMATION

Frequency of Future Advisory Votes on Executive Compensation

As previously disclosed, at the May 3, 2011, Annual Meeting of Stockholders of the Company, a plurality of stockholders eligible to vote on the question recommended, on a non-binding advisory basis, that future advisory votes on the compensation paid to the Company’s named executive officers should occur every year.  Consistent with the plurality’s indicated preference, the Company’s Board of Directors has determined that the Company will include a non-binding advisory vote on executive compensation at each Annual Meeting of Stockholders until the Board of Directors otherwise determines.  The Board of Directors shall make a determination no less frequently than every six years.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2011, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: August 2, 2011	/s/ Stephen M. Kovzan
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

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2011, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text (submitted electronically herewith).