Form 10-Q
period 2011-09-30
NIC INC
filed 2011-11-03
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, the number of shares outstanding of the registrant's common stock, $0.0001 par value per share, was 64,175,046.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$66,767	$51,687
Trade accounts receivable, net	43,856	42,059
Deferred income taxes, net	969	872
Prepaid expenses & other current assets	7,612	5,920
Total current assets	119,204	100,538
Property and equipment, net	7,706	6,758
Intangible assets, net	1,189	1,539
Deferred income taxes, net	1,320	2,298
Other assets	246	243
Total assets	$129,665	$111,376

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,614	$41,599
Accrued expenses	18,524	14,464
Other current liabilities	435	694
Total current liabilities	53,573	56,757

Other long-term liabilities	1,393	1,350
Total liabilities	54,966	58,107

Commitments and contingencies (Notes 1, 2 and 5)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
64,174 and 63,706 shares issued and outstanding	6	6
Additional paid-in capital	111,945	107,935
Accumulated deficit	(37,252)	(54,672)
Total stockholders' equity	74,699	53,269
Total liabilities and stockholders' equity	$129,665	$111,376

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except for per share amounts

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Portal revenues	$43,850	$39,763	$127,988	$116,431
Software & services revenues	2,839	1,957	7,858	4,284
Total revenues	46,689	41,720	135,846	120,715
Operating expenses:
Cost of portal revenues, exclusive of depreciation &
amortization	27,122	23,714	78,905	70,919
Cost of software & services revenues, exclusive of
depreciation & amortization	1,063	1,093	3,069	3,025
Selling & administrative	6,275	6,504	21,381	21,910
Amortization of acquisition-related intangible assets	81	81	242	242
Depreciation & amortization	1,167	1,081	3,361	3,253
Total operating expenses	35,708	32,473	106,958	99,349
Operating income	10,981	9,247	28,888	21,366
Other income (expense), net	(10)	1	(6)	-
Income before income taxes	10,971	9,248	28,882	21,366
Income tax provision	4,139	3,196	11,462	8,061
Net income	$6,832	$6,052	$17,420	$13,305

Basic net income per share	$0.11	$0.09	$0.27	$0.20
Diluted net income per share	$0.11	$0.09	$0.27	$0.20

Weighted average shares outstanding:
Basic	64,120	63,609	63,964	63,449
Diluted	64,200	63,678	64,040	63,517

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2011	63,706	$6	$107,935	$(54,672)	$53,269
Net income	-	-	-	17,420	17,420
Restricted stock vestings	526	-	120	-	120
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(162)	-	(1,898)	-	(1,898)
Stock-based compensation	-	-	3,417	-	3,417
Tax deductions relating to stock-based compensation	-	-	1,492	-	1,492
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	227	-	227
Issuance of common stock under employee stock
purchase plan	104	-	652	-	652
Balance, September 30, 2011	64,174	$6	$111,945	$(37,252)	$74,699

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$17,420	$13,305
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	242	242
Depreciation & amortization	3,361	3,253
Stock-based compensation expense	3,417	3,137
Deferred income taxes	(483)	(777)
Loss on disposal of property and equipment	8	2
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(1,797)	(898)
(Increase) in prepaid expenses & other current assets	(328)	(113)
(Increase) in other assets	(3)	-
(Decrease) in accounts payable	(6,985)	(5,772)
Increase in accrued expenses	2,162	225
(Decrease) in other current liabilities	(139)	(397)
Increase in other long-term liabilities	270	252
Net cash provided by operating activities	17,145	12,459

Cash flows from investing activities:
Purchases of property and equipment	(3,890)	(2,958)
Capitalized internal use software development costs	(319)	(401)
Net cash used in investing activities	(4,209)	(3,359)

Cash flows from financing activities:
Cash dividends on common stock	-	(19,312)
Proceeds from employee common stock purchases	652	682
Proceeds from exercise of employee stock options	-	15
Tax deductions related to stock-based compensation	1,492	113
Net cash provided by (used in) financing activities	2,144	(18,502)

Net increase (decrease) in cash and cash equivalents	15,080	(9,402)
Cash and cash equivalents, beginning of period	51,687	68,632
Cash and cash equivalents, end of period	$66,767	$59,230

Other cash flow information:
Income taxes paid	$9,645	$8,405

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

NIC is a leading provider of eGovernment services that helps governments use the Internet to increase internal efficiencies and provide a higher level of service to businesses and citizens.  The Company accomplishes this currently through two channels: its primary outsourced portal businesses and its software & services businesses.

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

Primarily through its NIC Technologies subsidiary, the Company’s software & services businesses provide software development and services, other than outsourced portal services, to state and local governments, and provide software development and services to federal agencies.  In 2009, NIC Technologies entered into a contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the National Motor Carrier Pre-Employment Screening Program (“NMCPSP”) using the self-funded, transaction-based business model.  The NMCPSP commenced operations in the second quarter of 2010.  NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies through its contracts with the Federal Election Commission (“FEC”) and the state of Michigan.

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

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented.  The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders.  The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities.  Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method.  Unvested service-based restricted shares totaled approximately 0.8 million and 1.1 million at September 30, 2011 and 2010, respectively.  Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities.  Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period.  The dilutive effect of stock options and shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.  The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$6,832	$6,052	$17,420	$13,305
Less: Income allocated to participating securities	(76)	(96)	(234)	(313)
Net income available to common stockholders	$6,756	$5,956	$17,186	$12,992
Denominator:
Weighted average shares – basic	64,120	63,609	63,964	63,449
Stock options and restricted stock awards	80	69	76	68
Weighted average shares – diluted	64,200	63,678	64,040	63,517

Basic net income per share:
Net income	$0.11	$0.09	$0.27	$0.20

Diluted net income per share:
Net income	$0.11	$0.09	$0.27	$0.20

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions.  In November 2010, the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule to implement Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provides temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts at all FDIC-insured depository institutions effective December 31, 2010 through December 31, 2012.  At September 30, 2011, the amount of cash held in domestic non-interest bearing transaction accounts was approximately $65.8 million, and the amount of cash held in interest bearing transaction accounts was approximately $1.0 million.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

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

The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals, and typically owns all of the software developed under these contracts. After completion of the initial contract term, the government partners typically receive a perpetual, royalty-free license to use the software only in their own portals. However, certain customer management, billing and payment processing software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to an increasing number of government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license.  If the Company's contract were not to be renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for services provided by the Company on a SaaS basis, which would be available to the partners on a fee-for-service basis.

Any renewal of these contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. In addition, fourteen contracts under which the Company provides outsourced state portal services can be terminated by the other party without cause on a specified period of notice.  Collectively, revenues generated from these contracts represented 53% and 54%, respectively, of the Company’s total revenues for the three- and nine-month periods ended September 30, 2011.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal.  In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Oklahoma, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability.

At September 30, 2011, the Company was bound by performance bond commitments totaling approximately $4.8 million on certain outsourced portal contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.  The Company has never had any defaults resulting in draws on performance bonds.

The following is a summary of the 25 portals through which the Company provides outsourced portal services to state governments at September 30, 2011 (which does not include the portal contracts in the states of New Jersey, Oregon and Maryland, which have not yet fully deployed or become financially viable):

NIC Subsidiary	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Delaware Interactive, LLC	www.delaware.gov	2011	9/25/2014 (9/25/2017)
Mississippi Interactive, LLC	www.ms.gov	2011	12/31/2015 (12/31/2021)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2013
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2012 (6/30/2013)
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	12/26/2011 (6/26/2013)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/19/2012 (8/19/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2012
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	8/7/2012
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2012 (12/31/2014)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2013 (6/30/2015)
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2013 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	3/31/2012
Virginia Interactive, LLC	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2014 (1/31/2016)
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

During the first quarter of 2011, the Company entered into a five-year contract with the state of Mississippi to manage the state’s official government portal, which includes options for the government to extend the contract for three additional two-year renewal terms.  In addition, the Company entered into a new 42-month contract with the state of Tennessee to manage the state’s official government portal, which includes options for the government to extend the contract for eighteen months.  The Company also received one-year contract extensions from the states of Alabama and Iowa.

During the second quarter of 2011, the Company entered into a new seven-year contract with the state of Arkansas to manage the state’s official government portal.  In addition, the Company’s contract with the state of Idaho was renewed for a two-year term while the Company’s contract with the state of Arizona was extended for six months.  Additionally, the Company’s contract with the state of West Virginia was renewed for a one-year term, which includes an option for the government to extend the contract for an additional year.

During the third quarter of 2011, the Company entered into a contract with the state of Oregon to develop a comprehensive plan to transition existing eGovernment services to the Company.  It is anticipated that this contract will serve as the framework for additional eGovernment services in the state of Oregon, including traditional outsourced portal services.  This contract has not yet fully deployed or become financially viable.  In addition, the Company entered into a three-year contract with the state of Delaware to manage the state’s official government portal.  Under the contract terms, Delaware Interactive, LLC will be paid an annual portal management fee and will work with state agencies to develop new online services under the self-funded, transaction-based model.  This contract includes options for the government to extend the contract for three additional one-year terms.  The Company also entered into a five-year contract with the state of Maryland to manage the state’s official government portal, which includes options for the government to extend the contract for three additional one-year terms.  This contract has not yet fully deployed or become financially viable.

In October 2011, the Company’s contract with the state of Oklahoma was renewed for a one-year term, which includes an option for the government to extend the contract for two additional years.

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

Expiring Contracts

As of September 30, 2011, there were eleven contracts under which the Company provides outsourced portal services or software development and services that have expiration dates within the twelve month period following September 30, 2011.  Collectively, revenues generated from these contracts represented 29% and 28% of the Company’s total revenues for the three- and nine-month periods ended September 30, 2011, respectively.   As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a software-as-a-service, or “SaaS” basis, which would be available to the government agency on a fee-for-service basis.

3.  INCOME TAXES

The Company, along with its wholly owned subsidiaries, files a consolidated U.S. federal income tax return and separate income tax returns in many states throughout the U.S.  The Company’s tax returns are not currently under examination by any of these tax authorities.  The Company remains subject to the possibility of U.S. federal examination for the tax years ended on or after December 31, 2008.  State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

The Company’s effective tax rate was approximately 38% and 40%, respectively, for the three- and nine-month periods ended September 30, 2011, compared to 35% and 38%, respectively, in the prior year periods.

The Company’s effective tax rate for the three- and nine-month periods ended September 30, 2011 includes a favorable benefit related to the federal research and development tax credit for fiscal year 2010 totaling approximately $0.2 million.  The Company’s effective tax rate for the three- and nine-month periods ended September 30, 2010 includes a favorable benefit related to the federal research and development tax credit for fiscal year 2009 totaling approximately $0.5 million and a decrease in the liability for uncertain tax positions totaling approximately $0.2 million.  These favorable tax benefits were partially offset by a $0.5 million nondeductible expense recorded in the third quarter of 2010 in conjunction with the civil penalty paid by the Company as part of the Company’s settlement of the SEC matter.  See Note 5.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Beginning balance	$486	$499	$398	$499
Additions for tax positions of prior years	44	113	98	113
Additions for tax positions of current year	33	-	67	-
Reductions for tax positions of prior years	-	(154)	-	(154)
Expiration of the statute of limitations	-	(133)	-	(133)
Ending balance	$563	$325	$563	$325

It is expected that the amount of unrecognized tax benefits will change in the next 12 months.  However, the Company does not expect the change to have a significant impact on its results of operations or financial condition.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of its income tax provision in the consolidated statements of income.  At September 30, 2011 and 2010, accrued interest and penalty amounts were not material.

 4.  STOCK BASED COMPENSATION

During the three- and nine-month periods ended September 30, 2011, the Board of Directors of the Company granted certain executive officers, management-level employees and non-employee directors service-based restricted stock awards totaling 8,810 shares and 121,881 shares, respectively, with a grant-date fair value totaling approximately $0.1 million and $1.4 million, respectively.  Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%.  Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of portal revenues, exclusive of depreciation & amortization	$228	$264	$715	$799
Cost of software & services revenues, exclusive of depreciation & amortization	16	14	48	39
Selling & administrative	808	876	2,654	2,299
Stock-based compensation expense before income taxes	1,052	1,154	3,417	3,137
Income tax benefit	(397)	(378)	(1,356)	(1,156)
Net stock-based compensation expense	$655	$776	$2,061	$1,981

5.  COMMITMENTS AND CONTINGENCIES

SEC Matter

Selling & administrative expenses for the three-month period ended September 30, 2011 include approximately $0.6 million of legal fees and other third-party costs related to the previously disclosed SEC matter and derivative action.  These expenses were reduced by approximately $1.5 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier, resulting in a net decrease in expense of approximately $0.9 million.  Of the $1.5 million reimbursement, approximately $1.1 million was received during the third quarter of 2011 and the remaining $0.4 million was approved for payment during the third quarter of 2011 and was subsequently collected during the fourth quarter of 2011.  Selling & administrative expenses for the nine-month period ended September 30, 2011 include approximately $2.5 million of legal fees and other third-party costs related to the SEC matter and derivative action.  These expenses were reduced by approximately $3.3 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier, resulting in a net decrease in expense of approximately $0.8 million.  The Company promptly submits any invoices potentially reimbursable under its directors’ and officers’ liability insurance policies to its carrier for reimbursement.  For expenses that are subject to reimbursement, the Company does not generally receive reimbursement for 90 to 120 days. To the extent that the carrier agrees to reimburse the Company for expenses previously recorded in selling & administrative expenses, the Company treats any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.  As previously disclosed in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011, the SEC matter was concluded as to the Company and its Chairman of the Board and Chief Executive Officer in January 2011.

The Company expects to continue to incur obligations to advance legal fees and other expenses to the Company’s Chief Financial Officer in connection with the previously disclosed civil action by the SEC against him.  The Company is not party to the civil action, but is obligated to provide indemnification in certain circumstances (including advancing certain defense costs) to its Chief Financial Officer in accordance with the Company’s certificate of incorporation and bylaws and its indemnification agreement with him.  In addition, the Company expects to incur costs responding to subpoenas and other discovery requests relating to the civil action.  The civil action was described in Note 8 in the Notes to the Consolidated Financial Statements and Part I, Item 3 of the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011.  The civil action seeks from the Company’s Chief Financial Officer civil money penalties, an injunction against further violations of certain federal securities laws, a prohibition against his acting as an officer or director of a publicly-traded company, and disgorgement.  The Company's directors’ and officers’ liability insurance carrier has agreed to reimburse the Company for certain reasonable costs of defense advanced by the Company to its Chief Financial Officer in the SEC civil action.  Because the Company is not directly involved in the defense of the proceeding and because of the inherent uncertainty in predicting any future settlement or judicial decision and any indemnification obligation of the Company in connection with any such resolution, the Company is not able to estimate or predict the extent of any indemnification obligation of the Company to its Chief Financial Officer or other costs resulting from the civil action, the amount or timing of and eligibility for reimbursements from the Company’s directors’ and officers’ liability insurance carrier associated with the civil action, any possible loss or possible range of loss associated with the civil action or any potential effect on the Company’s business, results of operations, cash flows or financial condition.

Selling & administrative expenses for the three- and nine-month periods ended September 30, 2010 include approximately $1.0 million and $3.8 million, respectively, of legal fees and other third-party costs related to the SEC matter and derivative action, and were reduced by approximately $1.2 million and $1.6 million, respectively, of insurance reimbursement.  In addition, the Company recorded a $0.5 million liability in the third quarter of 2010 in conjunction with the civil penalty paid as part of the Company’s settlement of the SEC matter.

Derivative Action

On October 11, 2011, the US District Court for the District of Kansas granted final approval of the settlement in Sidore v. Bradley, et. al. case No 2:10-cv-02466. The terms of the settlement were previously disclosed in Note 8 in the Notes to the Consolidated Financial Statements and Part I, Item 3 of the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011.  The preliminary order of approval requiring notice of the proposed settlement to be distributed and setting the final settlement hearing date was previously disclosed in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was filed with the SEC on August 4, 2011.  If no appeal occurs within approximately 45 days from the date of entry of the final settlement order, the judgment will become final and non-appealable.  As previously disclosed, the Company expects its attorneys’ fees and settlement payments to be reimbursed by its directors' and officers' liability insurance carrier.

NIC Technologies, LLC Litigation

As previously disclosed, the Company’s subsidiary, NIC Technologies, LLC (formerly National Information Consortium Technologies, LLC) was a defendant in a lawsuit filed in the U.S. District Court for the District of Maryland by Micro Focus (US), Inc. and Micro Focus (IP) Limited (collectively, “Micro Focus”), alleging: (i) breach of contract regarding the software license for software used to compile code running on two NIC Technologies’ internal servers to deliver FEC services; and (ii)  copyright infringement of the software covered by the licenses.  The complaint in the lawsuit sought damages of at least $3,487,500 and a declaratory judgment.  On July 29, 2011, the parties finalized a settlement of $195,000, which was paid by NIC Technologies, LLC to Micro Focus, in exchange for an appropriate release of all liability, no admissions of liability by either party, and dismissal with prejudice.  The cost of the settlement was accrued in the Company’s consolidated financial statements for the quarterly period ended June 30, 2011.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently involved with any other material legal proceedings.

6.  REPORTABLE SEGMENTS AND RELATED INFORMATION

The Outsourced Portals segment is the Company’s only reportable segment.  The Outsourced Portals segment includes the Company's subsidiaries operating enterprise-wide outsourced state and local government portals and the corporate divisions that directly support portal operations.  The Other Software & Services category primarily includes the Company’s subsidiaries that provide software development and services other than enterprise-wide outsourced portal services to state and local governments and provide software development and services to federal agencies.  Each of the Company’s businesses within the Other Software & Services category is an operating segment and has been grouped together to form the Other Software & Services category, as none of the operating segments meet the quantitative threshold of a separately reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items."  There have been no significant intersegment transactions for the periods reported.  The summary of significant accounting policies applies to all reportable and operating segments.

The measure of profitability by which management, including the Company’s chief operating decision maker, evaluates the performance of its segments and allocates resources to them is operating income (loss).  Segment asset or other segment balance sheet information is not presented to the Company’s chief operating decision maker.  Accordingly, the Company has not presented information relating to segment assets.

The table below reflects summarized financial information for the three months ended September 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2011
Revenues	$43,850	$2,839	$-	$46,689

Costs & expenses	28,729	1,105	4,626	34,460
Amortization of acquisition-related intangible assets	81	-	-	81
Depreciation & amortization	1,085	14	68	1,167
Operating income (loss)	$13,955	$1,720	$(4,694)	$10,981

2010
Revenues	$39,763	$1,957	$-	$41,720

Costs & expenses	24,962	1,076	5,273	31,311
Amortization of acquisition-related intangible assets	81	-	-	81
Depreciation & amortization	982	20	79	1,081
Operating income (loss)	$13,738	$861	$(5,352)	$9,247

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended September 30 (in thousands):

	2011	2010
Total segment operating income	$10,981	$9,247
Other income (expense), net	(10)	1
Consolidated income before income taxes	$10,971	$9,248

The table below reflects summarized financial information for the nine months ended September 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2011
Revenues	$127,988	$7,858	$-	$135,846

Costs & expenses	83,762	3,472	16,121	103,355
Amortization of acquisition-related intangible assets	242	-	-	242
Depreciation & amortization	3,119	44	198	3,361
Operating income (loss)	$40,865	$4,342	$(16,319)	$28,888

2010
Revenues	$116,431	$4,284	$-	$120,715

Costs & expenses	74,882	3,325	17,647	95,854
Amortization of acquisition-related intangible assets	242	-	-	242
Depreciation & amortization	2,904	61	288	3,253
Operating income (loss)	$38,403	$898	$(17,935)	$21,366

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the nine months ended September 30 (in thousands):

	2011	2010
Total segment operating income	$28,888	$21,366
Other expense, net	(6)	-
Consolidated income before income taxes	$28,882	$21,366

For the three- and nine-month periods ended September 30, 2011, the Company’s Texas portal contract accounted for approximately 20% and 21%, respectively, of the Company’s total revenues.  For each of the three- and nine-month periods ended September 30, 2010, the Company’s Texas portal accounted for approximately 22% of the Company’s total revenues.  No other state portal contract accounted for more than 10% of the Company’s total revenues for the three- and nine-month periods ended September 30, 2011 or 2010, respectively.

7. SUBSEQUENT EVENT

On October 24, 2011, the Company’s Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record on December 19, 2011. The dividend, which will total approximately $16.2 million based on the current number of shares outstanding, will be paid on January 3, 2012, out of the Company’s available cash.

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

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements.  These include, among others, NIC’s ability to successfully integrate into its operations recently awarded eGovernment contracts; NIC’s ability to successfully increase the adoption and use of eGovernment services; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns or changes in government policy; the success of the Company in signing contracts with new states and federal government agencies, including continued favorable government legislation; NIC's ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2010 Annual Report on Form 10-K filed on March 16, 2011 with the SEC.  Information regarding the civil action by the SEC against the Company’s Chief Financial Officer is discussed in Note 5 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.  Investors should read all of these discussions of risks carefully.

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

In our outsourced portal business, we enter into contracts primarily with state and local governments to design, build and operate enterprise-wide, Web-based portals on their behalf.  Currently, we have contracts to provide outsourced portal services for 25 states, and in addition, have been awarded portal contracts in New Jersey, Oregon and Maryland, which have not yet fully deployed or become financially viable. We typically enter into multi-year contracts and manage operations for each government partner through separate subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our portals consist of websites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving driver history records or filing a form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments.  We do this by marketing portal services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals.  Our unique self-funding business model allows us to obtain revenues by sharing in the fees generated from eGovernment services. Our partners benefit because they reduce their financial and technology risks, increase their operational efficiencies and gain a centralized, customer-focused presence on the Internet. Businesses and citizens gain a faster, more convenient and more cost-effective means to interact with governments.

On behalf of our government partners, we enter into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the transaction and data access services we provide and the division of revenues between the Company and the government agency. The government must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain.  Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract to us.  We typically own all the software developed under these contracts. After completion of the initial contract term, our government partners typically receive a perpetual, royalty-free license to use the software only in their own portals. However, certain customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to an increasing number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license.  If our contract was not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of or to the Company, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to our partners on a fee-for-service basis. We also provide certain payment processing services on a SaaS basis to a few private sector companies and non-NIC portal state and local agencies, and may continue to market these services to other entities in the future.  Historically, however, revenues from these services have not been significant. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

Any renewal of the outsourced portal contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period.  Fourteen contracts under which we provide outsourced state portal services can be terminated without cause on a specified period of notice.  Collectively, revenues generated from these contracts represented 53% and 54%, respectively, of our total revenues for the three- and nine-month periods ended September 30, 2011.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.   In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, Oklahoma, Tennessee, Texas, Utah or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability.

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

Any renewal of these software & services contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period.  The contract with the FMCSA can be terminated by the other party without cause on a specified period of notice.  In addition, we have limited control over the level of fees we are permitted to retain under the contract with the FMCSA.  Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of this contract to us.   Also see Note 2 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

As of September 30, 2011, there were eleven contracts under which we provide outsourced portal services or software development and services that have expiration dates within the twelve month period following September 30, 2011.  Collectively, revenues generated from these contracts represented 29% and 28% of the Company’s total revenues for the three- and nine-month periods ended September 30, 2011, respectively.  As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation on our part, except as otherwise provided in the contract and except for the services we provide on a software-as-a-service, or “SaaS” basis, which would be available to the government agency on a fee-for-service basis.

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

●
Non-DMV transaction-based: these are transaction fees from sources other than the sale of DMV records, for transactions conducted by business users and consumer users through our state and local portals, and are generally recurring.  For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

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

Our software & services businesses

We derive a significant portion of our software & services revenues from a contract with the FMCSA to develop and manage the NMCPSP using a self-funded, transaction-based business model.  The NMCPSP commenced operations in the second quarter of 2010.  NIC Technologies recognizes revenues from this contract (primarily transaction-based information access fees) when the services are provided.  NIC Technologies also derives a portion of its revenues from time and materials application development and outsourced maintenance contracts with the FEC and the state of Michigan and recognizes revenues as services are provided.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and nine-month periods ended September 30, 2011 and 2010.  This discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes included in this Form 10-Q.

	Three months ended September 30,		Nine months ended September 30,
Key Financial Metrics	2011	2010	2011	2010
Revenue growth – outsourced portals	10%	10%	10%	25%
Same state revenue growth – outsourced portals	8%	8%	9%	7%
Recurring portal revenue as a % of total portal revenues	91%	90%	91%	89%
Gross profit % - outsourced portals	38%	40%	38%	39%
Revenue growth – software & services	45%	92%	83%	40%
Gross profit % - software & services	63%	44%	61%	29%
Selling & administrative expenses as % of total revenues	13%	16%	16%	18%
Operating income margin % (operating income as a % of total revenues)	24%	22%	21%	18%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
Portal Revenue Analysis	2011	% Change	2010	2011	% Change	2010
DMV transaction-based	$16,813	6%	$15,847	$49,906	4%	$48,131
Non-DMV transaction-based	20,834	17%	17,843	60,153	21%	49,791
Portal software development	4,165	2%	4,085	11,816	(7%)	12,740
Portal management	2,038	3%	1,988	6,113	6%	5,769
Total	$43,850	10%	$39,763	$127,988	10%	$116,431

Portal revenues in the current quarter increased 10%, or approximately $4.1 million, over the prior year quarter.  Of this increase, (i) 8%, or approximately $3.1 million, was attributable to an increase in same state portal revenues (portals in operation and generating revenues for two full periods); and (ii) 2%, or approximately $1.0 million, was attributable to increases from our newer portals, including Mississippi ($0.9 million), which began to generate revenues in May 2011, and New Jersey ($0.1 million), which began to generate revenues in April 2011, but is not yet financially viable.

Same state portal revenues in the current quarter increased 8% over the prior year quarter primarily due to increased revenues from our Colorado, Texas and Indiana portals, among others.  Our same state revenue growth in the current quarter was consistent with the 8% growth we achieved in the prior year quarter and was primarily attributable to higher same state non-DMV transaction-based revenues, which increased 16% in the current quarter due to strong performance from several key services, including payment processing, tax filings, motor vehicle registrations and professional license renewals.  Our same state non-DMV transaction-based revenue growth in the current quarter was lower than the 29% growth we achieved in the prior year quarter due primarily to higher prior year growth related to court record searches, professional license renewals and tax filings.  Same state DMV revenue growth increased 1% in the current quarter compared to a decrease of 3% in the prior year quarter.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.

Portal revenues for the nine-month period ended September 30, 2011 increased 10%, or approximately $11.6 million, over the prior year period.  Of this increase, (i) 9%, or approximately $9.9 million, was attributable to an increase in same state portal revenues; and (ii) 1%, or approximately $1.7 million, was attributable to increases from our newer portals, including Mississippi ($1.5 million) and New Jersey ($0.2 million).  Our portal revenue growth for the nine-month period ended September 30, 2011 was lower than the 25% growth we achieved in the prior year period due to revenues from the Texas portal which were included in 2011 and 2010 year-to-date results for the entire periods.  Revenues from the Texas portal were included in 2009 year-to-date results for only four months (from the May 29, 2009 acquisition date, as previously disclosed in Note 4 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011).

Same state portal revenues in the current year-to-date period increased 9% over the prior year period, primarily due to increased revenues from our Colorado, Texas and Indiana portals, among others. Our same state revenue growth in the current year-to-date period was driven by same state non-DMV transaction-based revenue growth of 20% and same state DMV transaction-based revenue growth of 1%.  The increase in non-DMV transaction-based revenues was attributable to strong performance from several key applications, including payment processing, motor vehicle registrations, tax filings and professional license renewals.  Our same state revenue growth in the current year-to-date period was higher than the 7% growth we achieved in the prior year period.  Same state non-DMV transaction-based revenue growth was 21% in the prior year period and same state DMV transaction-based revenue growth was flat.  Portal software development revenues decreased 7% in the current year-to-date period compared to a 10% decrease in the prior year-to-date period, due to ongoing state government budget challenges, which caused some project delays and cancellations, and a few significant time and materials projects in prior year periods that did not recur.

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

	Three months ended September 30,			Nine months ended September 30,
Cost of Portal Revenue Analysis	2011	% Change	2010	2011	% Change	2010
Fixed costs	$16,945	10%	$15,471	$49,660	3%	$48,317
Variable costs	10,177	23%	8,243	29,245	29%	22,602
Total	$27,122	14%	$23,714	$78,905	11%	$70,919

Cost of portal revenues in the current quarter increased 14%, or approximately $3.4 million, over the prior year quarter.  Of this increase, (i) 10%, or approximately $2.5 million, was attributable to an increase in same state cost of portal revenues; and (ii) 4%, or approximately $0.9 million, was attributable to our newer portals in Mississippi, New Jersey, Oregon and Maryland.

The increase in same state cost of portal revenues in the current quarter was primarily attributable to an increase in variable merchant fees to process credit card transactions, particularly from our portals in Texas, Colorado and Indiana.  A significant percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit cards.  We typically earn a percentage of the credit card transaction amount, but also must pay an associated fee to the bank that processes the credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit percentage was 38% in the current quarter, down from 40% in the prior year quarter due mainly to start-up costs related to new portal operations.  We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

Cost of portal revenues for the nine-month period ended September 30, 2011 increased 11%, or approximately $8.0 million, over the prior year period.  Of this increase, (i) 9%, or approximately $6.5 million, was attributable to an increase in same state cost of portal revenues; and (ii) 2%, or approximately $1.5 million, was attributable to our newer portals in Mississippi, New Jersey, Oregon and Maryland.  The increase in same state cost of portal revenues in the current year-to-date period was primarily attributable to an increase in variable merchant fees to process credit card transactions, particularly from our portals in Indiana, Texas and Colorado.

Our portal gross profit percentage was 38% for the nine-month period ended September 30, 2011, down from 39% in the prior year period due mainly to start-up costs related to new portal operations.

SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
Software & Services Revenues	2011	% Change	2010	2011	% Change	2010
NIC Technologies	$2,484	54%	$1,612	$6,805	104%	$3,330
Other	355	3%	345	1,053	10%	954
Total	$2,839	45%	$1,957	$7,858	83%	$4,284

Software & services revenues in the current quarter and year-to-date periods increased 45% and 83%, or approximately $0.9 million and $3.6 million, respectively, over the prior year periods, due mainly to higher revenues from our contract with the Federal Carrier Safety Administration as a result of increased adoption of the NMCPSP.  The service began generating revenues during the second quarter of 2010.  NMCPSP revenues in the current quarter and year-to-date periods totaled approximately $1.6 million and $4.5 million, respectively, as compared to revenues in the prior year quarter and year-to-date periods of $0.8 million and $1.1 million.

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues decreased 3% in the current quarter as compared to the prior year quarter and increased 1% in the current year-to-date period as compared to the prior year period.  Our software & services gross profit percentage in the current quarter and year-to-date periods increased to 63% and 61%, respectively, compared to 44% and 29%, respectively, in the prior year periods, due to higher revenues from the NMCPSP, as further discussed above.

SELLING & ADMINISTRATIVE.  As compared to the prior year periods, selling & administrative expenses decreased 4%, or approximately $0.2 million, in the current quarter and 2%, or approximately $0.5 million, in the current year-to-date period.  In the current quarter, the Company incurred approximately $0.6 million of legal fees and other third-party costs related to the previously disclosed SEC matter and derivative action.  These expenses were reduced by approximately $1.5 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier, resulting in a net decrease in expense of approximately $0.9 million.  Of the $1.5 million reimbursement, approximately $1.1 million was received during the third quarter of 2011 and the remaining $0.4 million was approved for payment during the third quarter of 2011 and was subsequently collected during the fourth quarter of 2011.  In the current year-to-date period, the Company incurred approximately $2.5 million of legal fees and other third-party costs related to the SEC matter and derivative action.  These expenses were reduced by approximately $3.3 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier, resulting in a net decrease in expense of approximately $0.8 million.  We promptly submit any invoices potentially reimbursable under our directors’ and officers’ liability insurance policies to our carrier for reimbursement.  For expenses that are subject to reimbursement, we do not generally receive reimbursement for 90 to 120 days. To the extent that the carrier agrees to reimburse us for expenses previously recorded in selling & administrative expenses, we treat any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.

Selling & administrative expenses for the three- and nine-month periods ended September 30, 2010 include approximately $1.0 million and $3.8 million, respectively, of legal fees and other third-party costs related to the SEC matter and derivative action.  These expenses were reduced by approximately $1.2 million and $1.6 million, respectively, of insurance reimbursement.   In addition, the Company recorded a $0.5 million liability in the third quarter of 2010 in conjunction with the civil penalty paid as part of the Company’s settlement of the SEC matter.  The SEC matter was concluded as to us and our Chairman of the Board and Chief Executive Officer in January 2011.

We expect to continue to incur obligations to advance legal fees and other expenses to our Chief Financial Officer in connection with the civil action by the SEC against him.  We are not a party to the civil action, but are obligated to provide indemnification in certain circumstances (including advancing certain defense costs) to our Chief Financial Officer in accordance with our certificate of incorporation and bylaws and our indemnification agreement with him.  In addition, we expect to incur costs responding to subpoenas and other discovery requests relating to the civil action.  Our directors’ and officers’ liability insurance carrier has agreed to reimburse us for certain reasonable costs of defense advanced by us to our Chief Financial Officer in the SEC civil action.  We are not able to estimate or predict the extent of any indemnification obligation to our Chief Financial Officer or other costs resulting from the civil action, the amount or timing of and eligibility for reimbursements from our directors’ and officers’ liability insurance carrier associated with the civil action, any possible loss or possible range of loss associated with the civil action or any potential effect on our business, results of operations, cash flows or financial condition.

In the current quarter, legal fees and other third-party costs and penalties related to the SEC matter and derivative action, net of insurance reimbursement, decreased approximately $1.2 million from the prior year period, while other selling & administrative expenses increased by approximately $1.0 million, due mainly to higher personnel and software and maintenance costs to support and enhance corporate-wide information technology, security and portal operations, in addition to higher incentive compensation and benefit costs.  In the current year-to-date period, legal fees and other third-party costs and penalties related to the SEC matter and derivative action, net of insurance reimbursement, decreased approximately $3.5 million from the prior year period, while other selling & administrative expenses increased by approximately $3.0 million, due mainly to higher personnel and software and maintenance costs to support and enhance corporate-wide information technology, security and portal operations, in addition to higher incentive compensation and benefit costs (including stock-based compensation for annual grants of restricted stock to certain management-level employees, executive officers and non-employee directors) and costs of approximately $0.3 million related to the Micro Focus litigation settlement and defense attorney fees as described in Note 5 in the Notes to Unaudited Consolidated Financial Statements and Part II, Item 1 in this Form 10-Q.

As a percentage of total revenues, selling & administrative expenses were 13% and 16%, respectively, in the current quarter and year-to-date periods, compared to 16% and 18%, respectively, in each of the prior year periods.  The decrease in selling & administrative expenses as a percentage of total revenues in the current quarter and year-to-date periods primarily reflects lower costs related to the SEC matter, net of insurance reimbursement, and higher total revenues in the current year periods, as further discussed above.

DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense increased 8% and 3%, or approximately $0.1 million, in the current quarter and year-to-date periods compared to the prior year periods due to capital expenditures for new state portal contracts and for our centralized hosting environment to support and enhance corporate-wide information technology and security.  As a percentage of total revenues, depreciation & amortization was 2% in both the current quarter and year-to-date periods, compared to 3% in the prior year periods.

INCOME TAXES.  Our effective tax rate in the current quarter and year-to-date periods was 38% and 40%, respectively, compared to 35% and 38%, respectively, in the prior year periods.

Our effective tax rate for the three- and nine-month periods ended September 30, 2011 includes a favorable benefit related to the federal research and development tax credit for fiscal year 2010 totaling approximately $0.2 million.  Our effective tax rate for the three- and nine-month periods ended September 30, 2010 includes a favorable benefit related to the federal research and development tax credit for fiscal year 2009 totaling approximately $0.5 million and a decrease in the liability for uncertain tax positions totaling approximately $0.2 million, as further discussed in Note 3 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.  These favorable tax benefits were partially offset by a $0.5 million nondeductible expense recorded in the third quarter of 2010 in conjunction with the civil penalty paid by the Company as part of the Company’s settlement of the SEC matter.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $17.1 million in the current year-to-date period as compared to $12.5 million in the prior year period.  The increase in cash flow from operations in the current period was primarily the result of the period-over-period increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation, and an increase in accrued expenses due to accrued revenue share payments to certain government partners.  These items were offset partially by an increase in accounts receivable from new state portals and the NMCPSP and the timing of payments to our other government partners in the current period, which reduced accounts payable.

 Investing Activities

Net cash used in investing activities was approximately $4.2 million in the current year-to-date period as compared to approximately $3.4 million in the prior year period.  Investing activities in the current period primarily reflect $3.9 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal business and in our centralized hosting environment to support and enhance corporate-wide information technology and security, including Web servers, purchased software and office equipment.  In addition, we capitalized approximately $0.3 million of internal-use software development costs related to the standardization of customer management, billing and payment processing systems that support our business operations and accounting systems.  Investing activities in the prior year period primarily reflect $3.0 million of capital expenditures, which were for normal fixed asset additions.  In addition, we capitalized approximately $0.4 million of internal-use software development costs in the prior year period.

Financing Activities

Net cash from financing activities was approximately $2.2 million in the current year-to-date period as compared to $18.5 million used in financing activities in the prior year period.  Financing activities in the current year period primarily reflect the receipt of $0.7 million in proceeds from our employee stock purchase program and tax deductions of approximately $1.5 million related to stock-based compensation.  Financing activities in the prior year period primarily reflect payment of a $19.3 million special cash dividend in February 2010, partially offset by the receipt of $0.7 million in proceeds from our employee stock purchase program and tax deductions of approximately $0.1 million related to stock-based compensation.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and also accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-month period ended September 30, 2011 and December 31, 2010 were approximately $770.8 million and $630.3 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended September 30, 2011 and December 31, 2010 was 5 and 6, respectively.

We believe that working capital is an important measure of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, increased to $65.6 million at September 30, 2011, from $43.8 million at December 31, 2010, primarily as a result of our cash flow from operations in the current year-to-date period.  Furthermore, unlike in the prior year period, we have not paid any cash dividends in the current year-to-date period.  Our current ratio, defined as current assets divided by current liabilities, at September 30, 2011 was 2.2 compared to 1.8 at December 31, 2010.

At September 30, 2011, our total cash and cash equivalent balance was $66.8 million compared to $51.7 million at December 31, 2010.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives and special dividend payments (if any) for at least the next twelve months without the need of additional capital.  We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes.  We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility.  In total, we had $3.1 million in available capacity to issue additional letters of credit and $8.1 million of unused borrowing capacity at September 30, 2011 under the facility.  We were in compliance with all of the financial covenants under the revolving credit facility at September 30, 2011.

We issue letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of our outsourced government portal contracts.  These irrevocable letters of credit are generally in force for one year.  Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.  We had unused outstanding letters of credit totaling approximately $1.9 million at September 30, 2011.  We are not currently required to cash collateralize these letters of credit.  However, even though we currently expect to be profitable in fiscal 2011, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.

At September 30, 2011, we were bound by performance bond commitments totaling approximately $4.8 million on certain outsourced portal contracts.  We have never had any defaults resulting in draws on performance bonds.  Had we been required to post 100% cash collateral at September 30, 2011 for the face value of all performance bonds, letters of credit and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $7.7 million and would have been classified as restricted cash.

On October 24, 2011, our Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record on December 19, 2011. The dividend, which will total approximately $16.2 million based on the current number of shares outstanding, will be paid on January 3, 2012, out of our available cash. We do not believe that this dividend will have a significant effect on our future liquidity.  Our future liquidity may be adversely affected to the extent we incur obligations to advance or pay significant legal fees and other expenses that are not covered by our directors’ and officers’ liability insurance in connection with the civil action by the SEC against our Chief Financial Officer.  Our directors’ and officers’ liability insurance carrier has agreed to reimburse the Company for certain reasonable costs of defense advanced by the Company to our Chief Financial Officer in the SEC civil action and the derivative lawsuit, as further discussed in Note 5 in the Notes to Unaudited Consolidated Financial Statements.   We may need to raise additional capital within the next twelve months to further:

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

Off-Balance Sheet Arrangements, Contractual Obligations and Income Tax Uncertainties

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related portal contracts.  We have income tax uncertainties of approximately $0.6 million at September 30, 2011.  These obligations are classified as non-current liabilities on our unaudited consolidated balance sheet, as resolution is expected to take more than a year.  We estimate that these matters could be resolved in one to three years.  However, the ultimate timing of resolution is uncertain.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for a description of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.  Our cash and cash equivalents are subject to market risk due to changes in interest rates. Interest rates related to the interest bearing transaction accounts may produce less income than expected if interest rates fall.  Current yields associated with these accounts have decreased significantly due to the increased demand for more conservative investments in light of the recent credit crisis.  Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates, but is not expected to materially impact results of operations.  A 10% change in interest rates would not have a material effect on our financial condition, results of operations or cash flows.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Derivative Action

On October 11, 2011, the US District Court for the District of Kansas granted final approval of the settlement in Sidore v. Bradley, et. al. case No 2:10-cv-02466. The terms of the settlement were previously disclosed in Note 8 in the Notes to the Consolidated Financial Statements and Part I, Item 3 of the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011.  The preliminary order of approval requiring notice of the proposed settlement to be distributed and setting the final settlement hearing date was previously disclosed in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was filed with the SEC on August 4, 2011.  If no appeal occurs within approximately 45 days from the date of entry of the final settlement order, the judgment will become final and non-appealable.  As previously disclosed, the Company expects its attorneys’ fees and settlement payments to be reimbursed by its directors' and officers' liability insurance carrier.

NIC Technologies, LLC Litigation

As previously disclosed in Part I, Item 3 in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on March 16, 2011, the Company’s subsidiary, NIC Technologies, LLC (formerly National Information Consortium Technologies, LLC) was a defendant in a lawsuit filed in the U.S. District Court for the District of Maryland  by Micro Focus (US), Inc. and Micro Focus (IP) Limited (collectively, “Micro Focus”), alleging: (i) breach of contract regarding the software license for software used to compile code running on two NIC Technologies’ internal servers to deliver FEC services; and (ii)  copyright infringement of the software covered by the licenses.  The complaint in the lawsuit sought damages of at least $3,487,500 and a declaratory judgment.  On July 29, 2011, the parties finalized a settlement of $195,000, which was paid by NIC Technologies, LLC to Micro Focus, in exchange for an appropriate release of all liability, no admissions of liability by either party, and dismissal with prejudice.  The cost of the settlement was accrued in the Company’s consolidated financial statements for the quarterly period ended June 30, 2011.

Litigation

In addition, the Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently a party to any other material legal proceedings.  As discussed in Note 5 in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q with respect to the civil action by the SEC against the Company's Chief Financial Officer, the Company is not a party to the civil action, but is obligated to provide indemnification in certain circumstances (including advancing certain defense costs) to its Chief Financial Officer in accordance with the Company's certificate of incorporation and bylaws and its indemnification agreement with him.

ITEM 1A. RISK FACTORS

The following risk factor disclosure is in addition to the risks in “CAUTION ABOUT FORWARD-LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2010 Annual Report on Form 10-K filed on March 16, 2011 with the Securities and Exchange Commission, and should be read in conjunction with those disclosures.

Because we have portal outsourcing and software development and services contracts with a limited number of governments, the termination or non-renewal of certain of these contracts may harm our business.

Currently, we have 25 portals through which we provide outsourced portal services to state governments, and in addition have been awarded new portal contracts in the states of New Jersey, Oregon and Maryland, which have not yet fully deployed or become financially viable.  These contracts typically have multi-year terms with provisions for renewals for various periods at the option of the government. However, a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period.

In addition, we currently have fourteen contracts under which we provide outsourced state portal services that can be terminated by the other party without cause on a specified period of notice.  Collectively, revenues generated from these contracts represented 53% and 54%, respectively, of our total revenues for the three- and nine-month periods ended September 30, 2011.  In the event that any of these contracts would be terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.  Also, the contract with the FMCSA can be terminated by the other party without cause on a specified period of notice.

Furthermore, we currently have eleven contracts under which we provide outsourced portal services or software development and services that have expiration dates within the twelve month period following September 30, 2011.  Collectively, revenues generated from these contracts represented 29% and 28% of our total revenues for the three- and nine-month periods ended September 30, 2011, respectively. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a software-as-a-service, or “SaaS,” basis, which would be available to the government agency on a fee-for-service basis.

The loss of the contract with the FMCSA or one or more states, as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability. If these revenue shortfalls were to occur, our business, results of operations, cash flows and financial condition would be harmed. We cannot be certain if, when or to what extent governments might fail to renew or terminate any or all of their contracts with us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           During the third quarter of 2011, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 26, 2011	20,979	$13.02	N/A	N/A
July 28, 2011	17,125	$12.80	N/A	N/A
July 30, 2011	2,328	$12.77	N/A	N/A
August 1, 2011	16,680	$12.55	N/A	N/A
August 6, 2011	21,434	$11.98	N/A	N/A

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2011, (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: November 3, 2011	/s/ Stephen M. Kovzan
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

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2011, (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text (submitted electronically herewith).