Form 10-K
period 2011-12-31
NIC INC
filed 2012-02-24
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2011, was approximately $783,609,946 (based on the closing price for shares of the registrant's common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes.

On February 13, 2012, 64,352,726 shares of the registrant's common stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders to be held in 2012 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS
NIC INC.
FORM 10-K ANNUAL REPORT

PART I

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K regarding NIC and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties.   Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of NIC's or management's intentions, hopes, beliefs, expectations or predictions of the future. For example, statements like we "expect," we "believe," we "plan," we "intend" or we "anticipate" are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. In addition, we will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. No one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future.  Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting competition issues discussed on page 11, the other specific risk factors discussed on pages 12 to 22, the factors discussed in the introduction to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and commitments and contingencies described in Notes 2, 3, 7, 8 and 10 to the consolidated financial statements included in this Form 10-K.  Other factors not presently identified may also cause actual results to differ.

AVAILABLE INFORMATION

Our website address is http://www.egov.com. Through this website, we make available, free of charge, on the Investor Relations section of our website (http://www.egov.com/Investors/Financials/Pages/SEC.aspx) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).  We also make available through our website other reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act.  We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

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

FREQUENTLY USED TERMS

In this Annual Report on Form 10-K, we use the terms “NIC,” “the Company,” “we,” “our,” and “us” to refer to NIC and its subsidiaries.  All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.  We use the term “eGovernment” to refer to electronic government, and we use the term “portal” to refer to an official government website outsourced to NIC.  We use the term “enterprise-wide” to refer to our portals that provide state-wide services to multiple government agencies, which excludes our New Mexico portal, which serves only the New Mexico Motor Vehicle Division and its parent, the New Mexico Taxation and Revenue Department.  We also use the term “partner” to refer to our government clients, with whom we have contractual relationships for eGovernment services.

INDUSTRY AND MARKET DATA

Industry and market data disclosed in this Form 10-K were obtained from industry and general publications. We have not independently verified the industry and market data obtained from these publications. Actual future industry and market conditions may differ materially from the conditions forecasted in these publications.

ITEM 1.  BUSINESS

Business Overview

NIC is a leading provider of eGovernment services that helps governments use the Internet to increase internal efficiencies and provide a higher level of service to businesses and citizens. We accomplish this currently through two channels: our primary outsourced portal businesses and our software & services businesses.  In our primary outsourced portal business, we generally enter into long-term contracts with state and local governments to design, build and operate Internet-based, enterprise-wide portals on their behalf. These portals consist of websites and applications we have built that allow businesses and citizens to access government information online and complete transactions, such as applying for a permit, retrieving motor vehicle driver history records, or filing a government-mandated form or report. The business model supporting most of our long-term contracts is a self-funded model.  Our self-funded business model is one where we absorb the costs to build the portal's technical infrastructure and develop eGovernment services. After a service has launched, we and our government partners share a portion of the fees generated from electronic transactions, which are paid by the end users of the service.  Our government partners benefit by reducing their financial and technology risks, increasing their operational efficiencies, and gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient, and more cost-effective means to interact with governments.  We are typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals.

Currently, we have 27 portals through which we provide outsourced portal services to states, and in addition have been awarded a portal contract in the state of New Jersey, which has not yet fully deployed or become financially viable. We typically enter into multi-year contracts with our government partners and manage operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our business plan is to increase our revenues by delivering new services to a growing number of government entities within our existing contractual relationships and by signing long-term portal contracts with new government partners.

Our software & services businesses operate primarily through our NIC Technologies subsidiary, which provides software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies.  In 2009, NIC Technologies entered into a contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using a self-funded, transaction-based business model.  The PSP commenced operations in the second quarter of 2010.  The contract had an initial term ending on February 16, 2011, with four single-year renewals at the option of the FMCSA.  The contract was renewed for one year in 2011, and during the first quarter of 2012, the FMCSA approved its second one-year contract extension through February 16, 2013.  NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies through its contracts with the Federal Election Commission (“FEC”) and the state of Michigan.  The contract with the FEC expires on June 30, 2012 and the contract with the state of Michigan expires on December 31, 2012.

Segment Information

Our Outsourced Portals segment is our only reportable segment and generally includes our subsidiaries that operate enterprise-wide outsourced state and local government portals and the corporate divisions that support portal operations.  The Other Software & Services category primarily includes our subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies.  For additional information relating to our reportable and operating segments, refer to Note 12 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Industry Background

The market for business-to-government and citizen-to-government transactions

Government regulation of commercial and consumer activities requires billions of transactions and exchanges of large volumes of information between government agencies and the businesses and citizens they regulate. These transactions and exchanges include but are not limited to: motor vehicle driver history record retrieval, motor vehicle registrations, tax returns, permit applications, and requests for government-gathered information. Government agencies typically defray the cost of processing these transactions and of storing, retrieving and distributing information through a combination of general tax revenues, service fees, and charges for direct access to public records.

The limits of traditional government transaction methods

Traditionally, government agencies have transacted, and in many cases continue to transact, with businesses and citizens using processes that are inconvenient and labor-intensive, require extensive paperwork, and use outmoded technology and large amounts of scarce staff resources. Transactions and information requests are often made in person or by mail, which increases the potential for the compromise of sensitive personal information or errors that require revisions and follow-ups, particularly if the transactions and information requested are processed manually. Even newer methods, including telephone response systems, tape exchanges, and dial-up computer networks, rely on multiple systems and potentially incompatible data formats, and require significant expertise and expenditures to introduce and maintain. As a result, businesses and citizens often have no choice but to face costly delays to complete essential tasks. These delays include waiting in line at a government agency, for answers by telephone, for responses by mail, or for payments by check.  In addition, government agencies may not use modern methods of electronic payment leaving businesses and citizens unable to pay certain fees online or at the counter using debit/credit cards or electronic checks, or government agencies may require advance payment rather than monthly billing. Businesses and citizens encounter further inconvenience and delay because they usually can work with government agencies only during normal business hours. Even when electronic alternatives are available, they often require a cumbersome process of multiple contacts with different government agencies or outdated payment methods. Increases in the level of economic activity and in the population have exacerbated these problems and increased the demand for new services.

Growth of the Internet, electronic commerce and eGovernment

The Internet is a global medium that enables millions of people worldwide to share information, communicate, and conduct business electronically.  According to the Pew Center’s Internet & American Life Project, 78% of all American adults use the Internet.

Penetration of personal computers continues to rise.  The Pew study also noted that 56% of American adults own a laptop computer, with the International Telecommunications Union estimating there may be one personal computer for every four adults (15 years and older) in the world by 2025.

Access to high-speed Internet services provides users with a more responsive Web browsing experience.  A December 2011 New York Times article noted that just over 200 million Americans have high speed, wired Internet access at home, and almost two-thirds of them obtain access through their local cable company.

The use of mobile technology to access eGovernment services on the Internet is also increasing rapidly.  According to Pew, 44% of all cell phone owners use their phones to access the Internet, with 25% of smartphone owners saying they mostly go online using their phone rather than a computer. Of this group, one-third lack a high speed home broadband connection.

Similar growth trends are seen for eGovernment.  Research firm Input’s “State and Local IT Market Forecast 2011-2016” study predicts the demand for vendor-furnished information systems and services by U.S. state and local governments will increase from $54.8 billion in 2011 to $63.1 billion in 2016, bringing $8.3 billion in new funds to the market at an annual compound growth rate of 2.9%.

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

Challenges to the implementation of eGovernment services

Despite the potential benefits of eGovernment, barriers to creating successful Internet-based services occasionally preclude governments from implementing them. Some of these barriers are similar to those the private sector encounters, including:

●	the high cost of implementing and maintaining Internet technology in a budget-constrained environment;

●	the financial, operational and technological risks of moving from older, established technologies to rapidly evolving Internet technologies;

●	the need to quickly assess the requirements of potential customers and cost-effectively design and implement eGovernment services that are tailored to meet these requirements;

●	the intense competition for qualified technical personnel; and

●	the need for updated Internet and mobile friendly payment methods.

Governments also face some unique challenges that exacerbate the difficulty of advancing to Internet-based services, including:

●	lengthy and potentially politically charged appropriations processes that make it difficult for governments to acquire resources and to develop Internet services quickly;

●	a diverse and substantially autonomous group of government agencies that have adopted varying and fragmented approaches to providing information and transactions over the Internet;

●
a lack of marketing expertise to ensure that services are designed to meet the needs of businesses and citizens, to increase the awareness of the availability of the services, and to drive adoption of the online service delivery channel;

●
security and privacy concerns that are amplified by the confidential nature of the information and transactions available from and conducted with governments and the view that government information is part of the public trust;

●	changes in administration and turnover in government personnel among influencers and key decision makers; and

●	barriers to use of debit/credit cards and electronic check payments.

We believe many private sector service providers generally do not address the unique needs of enterprise-wide eGovernment. Most service providers do not fully understand and are not well-equipped to deal with the unique political, regulatory, and security structures of governments. These providers, including large systems integrators, typically take a time-and-materials, project-based pricing approach and provide “off-the-shelf” solutions designed for other industries that may not adequately address the needs of government.

What We Provide to Governments

We provide Internet-based eGovernment services that meet the needs of governments, businesses and citizens. The key elements of our service delivery are:

Customer-focused, one-stop government portal

Using our marketing and technical expertise and our government experience, we generally design, build, and operate Internet-based portals on an enterprise-wide basis for our state and local government partners and Internet-based services for our federal partners that are designed to meet their needs as well as those of the businesses and citizens they serve. Our enterprise-wide outsourced portals are designed to create a single point of presence on the Internet that allows businesses and citizens to reach the website of every government agency in a specific jurisdiction from one online location. We strive to employ a common look and feel in the websites of all government agencies associated with each state’s government portal and make them useful, appealing, and easy to use. In addition to developing and managing the government portal, we develop applications that allow businesses and citizens to complete processes that have traditionally required separate offline interaction with several different government agencies or older generation electronic access.  These applications permit businesses and citizens to conduct transactions with government agencies and to obtain information 24 hours per day and seven days per week using the latest technology and payment methods. We also help our government partners generate awareness and educate businesses and citizens about the availability and potential benefits of eGovernment services.

Compelling and flexible financial models for governments

With our self-funded business model, we allow governments to implement comprehensive eGovernment services at minimal cost and risk. We take on the responsibility and cost of designing, building and operating government portals and applications, with minimal use of government resources. We employ our technological resources and accumulated expertise to help governments avoid the risks of selecting and investing in new and often untested technologies that may be implemented by unproven third-party providers. We implement our services rapidly, efficiently, and accurately, using our well-tested and reliable infrastructure and processes. Once we establish a portal and the associated applications, we manage transaction flows, data exchange and payment processing, and we fund ongoing costs from the fees received from portal users, who access information and conduct transactions through the portal.  We are also able to provide specific fee-based application and outsourced portal solutions to governments who cannot or do not wish to pursue a self-funded portal solution.

Focused relationship with governments

We form relationships with governments by developing an in-depth understanding of their interests and then aligning our interests with theirs. By tying our revenues to the development of successful services and applications, we work to assure government agencies and constituents that we are focused on their needs. Moreover, we have pioneered and encourage our partners to adopt a model for eGovernment policymaking that involves the formation of oversight boards to bring together interested government agencies, business and consumer groups, and other vested interest constituencies in a single forum. We work within this forum to maintain constant contact with government agencies and constituents and strive to ensure their participation in the development of eGovernment services. We attempt to understand and facilitate the resolution of potential disputes among these participants to maximize the benefits of our services. We also design our services to observe relevant privacy and security regulations, so that they meet the same high standards of integrity, confidentiality, and public service as government agencies would observe in their own actions.

Government Contracts

Our outsourced portal businesses

Through our outsourced portal businesses, we currently have contracts with 27 state governments, (which does not include the portal contract with the state of New Jersey, which has not yet fully deployed or become financially viable).  At December 31, 2011, our outsourced government portal service contracts were as follows:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	9/25/2014 (9/25/2017)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2013
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2012 (6/30/2013)
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2012 (6/26/2013)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/19/2012 (8/19/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2012
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	8/7/2012
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2012 (12/31/2014)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2013 (6/30/2015)
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2013 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	9/30/2012
Virginia Interactive, LLC	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2014 (1/31/2016)
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

Contract Developments During 2011

During the first quarter of 2011, we entered into a five-year contract with the state of Mississippi to manage the state’s official government portal, which includes options for the government to extend the contract for three additional two-year renewal terms.  In addition, we entered into a new 42-month contract with the state of Tennessee to manage the state’s official government portal, which includes options for the government to extend the contract for 18 months.  We also received one-year contract extensions from the states of Alabama and Iowa.

During the second quarter of 2011, we entered into a new seven year contract with the state of Arkansas to manage the state’s official government portal.  In addition, our contract with the state of Idaho was renewed for a two-year term, while our contract with the state of Arizona was extended for six months.  Additionally, our contract with the state of West Virginia was renewed for a one-year term, which includes an option for the government to extend the contract for an additional year.

During the third quarter of 2011, we entered into a three-year contract with the state of Delaware to manage the state’s official government portal.  Under the contract terms, our subsidiary Delaware Interactive, LLC will be paid an annual portal management fee and will work with state agencies to develop new online services under the self-funded, transaction-based model.  This contract includes options for the government to extend the contract for three additional one-year terms.  We also entered into a five-year contract with the state of Maryland to manage the state’s official government portal, which includes options for the government to extend the contract for three additional one-year terms.

During the fourth quarter of 2011, the state of Oregon awarded a 10-year contract to us.  Additionally, during the fourth quarter of 2011, our contract with the state of Oklahoma was renewed for a one-year term, which includes an option for the government to extend the contract for two additional one-year terms.  In addition, our contract with the states of Arizona and Iowa were extended for an additional six months. During the fourth quarter of 2011, we entered into an agreement with the state of Texas to implement RSA 2.0, an integrated suite of services for the Texas Department of Public Safety (“DPS”). RSA 2.0 is intended to consolidate the current business processes and supporting applications for DPS’s Regulatory Services Division into a single suite of online services.

Portal Agreements

Our outsourced government portals operate under separate contracts that generally have an initial multi-year term. Under a typical self-funded contract, a government agrees that:

●	we have the right to develop a comprehensive Internet portal owned by that government to deliver eGovernment services;

●	the portal we establish is the primary electronic and Internet interface between the government and its citizens;

●	it advocates the use of the portal for all commercially valuable applications in order to support the operation and expansion of the portal;

●
it sponsors access to agencies and local governments for the purpose of entering into agreements with these agencies to develop applications for their data and transactions and to link their Web pages to the portal; and

●	it establishes a policy-making and fee approval authority, which typically includes agency members, business customers, and others, to establish prices for services and to set other policies.

In return, we agree to:

●	develop, manage, market, maintain, and expand that government's portal and information and electronic commerce applications;

●	assume the investment risk of building and operating that government's portal and applications without the direct use of tax dollars;

●	process electronic payments;

●	bear the risk of collecting transaction fees; and

●	have an independent audit conducted upon that government's request.

We typically own all the software we develop under our government portal contracts. After completion of the initial contract term, our government partners typically receive a perpetual, royalty-free license to use the software only in their own portals.  However, certain customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to an increasing number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license.  If our contract was not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of or to the Company, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to our partners on a fee-for-service basis. We also provide certain payment processing services on a SaaS basis to a few private sector companies and to state and local agencies in states where NIC does not maintain an enterprise-wide outsourced portal contract, and may continue to market these services to other entities in the future.  Historically, however, revenues from these services have not been material.  In some cases, we enter into contracts to provide consulting, application development, and portal management services to governments in exchange for an agreed-upon fee.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. In addition, 14 contracts under which we provide outsourced state portal services can be terminated by the other party without cause on a specified period of notice.  Collectively, revenues generated from these contracts represented 53% of our total revenues for the year ended December 31, 2011.  In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.  In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kansas, Oklahoma, Tennessee, Texas, Utah, or Virginia, as a result of the expiration, termination, or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability.

Our software & services businesses

In 2009, NIC Technologies entered into a contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using a self-funded, transaction-based business model.  The PSP commenced operations in the second quarter of 2010.  The contract had an initial term ending on February 16, 2011, with four single-year renewals at the option of the FMCSA.  The contract was renewed for one year in 2011, and during the first quarter of 2012, the FMCSA approved its second one-year contract extension through February 16, 2013. NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies through its contracts with the FEC and the state of Michigan.  The contract with the FEC expires on June 30, 2012 and the contract with the state of Michigan expires on December 31, 2012.

Any renewal of these software & services contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period.  The contract with the FMCSA can be terminated by the other party without cause on a specified period of notice.  In addition, we have limited control over the level of fees we are permitted to retain under the contract with the FMCSA.  Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of this contract to us.

Expiring contracts

As of December 31, 2011, there were 14 contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following December 31, 2011.  Collectively, revenues generated from these contracts represented 33% of our total revenues for the year ended December 31, 2011.  As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation on our part, except as otherwise provided in the contract and except for the services we provide on a software-as-a-service, or “SaaS,” basis, which would be available to the government agency on a fee-for-service basis.

Our Portal Service Offerings

We work with our state and local government partners to develop, manage, and enhance comprehensive, enterprise-wide, Internet-based portals to deliver eGovernment services to their constituents. Our portals are designed to provide user-friendly and convenient access to in-demand government information and services and include numerous fee-based transaction services and applications that we have developed. These fee-based services and applications allow businesses and citizens to access constantly changing government information and to file necessary government documents.  The types of services and the fees charged vary in each portal installation according to the unique preferences of that jurisdiction. In an effort to reduce the frustration businesses and citizens often encounter when dealing with multiple government agencies, we handle cross-agency communications whenever feasible and shield businesses and citizens from the complexity of older, mainframe-based systems that agencies commonly use, creating an intuitive and efficient interaction with governments.  We also provide up-to-date payment processing systems that accommodate debit/credit cards and electronic checks, as applicable.

Some of the online services we currently offer in different jurisdictions include:

Product or Service	Description	Primary Users
Motor Vehicle Driver History Record Retrieval	For those legally authorized businesses, this service offers controlled instant look-up of driving history records. Includes commercial licenses.	Insurance companies

Vehicle Title, Lien & Registration	Provides controlled interactive title, registration, and lien database access. Permits citizens to renew their vehicle registrations online.	Insurance companies, lenders, citizens

Health Professional License Services	Allows users to search databases on several health professions to verify license status.	Hospitals, clinics, health insurers, citizens

Secretary of State Business Searches	Allows users to access filings of corporations, partnerships and other entities, including charter documents.	Attorneys, lenders

Payment Processing	Permits use of the Internet for debit/credit card and electronic check payment processing both online and at the point of retail sale for government agency transactions.	Businesses and citizens

Uniform Commercial Code (UCC) Searches and Filings	Permits searches of the UCC database to verify financial liens, and permits filings of secured financial documents.	Attorneys, lenders

Professional License Renewal	Permits professionals to renew their licenses online using a debit/credit card.	Attorneys, doctors, nurses, architects and other licensed professionals

Driver’s License Renewal	Permits citizens to renew their driver’s license online using a debit/credit card.	Citizens

Limited Criminal History Searches	For those legally authorized, provides users with the ability to obtain a limited criminal history report on a specified individual.	Schools, governments, human resource professionals, nonprofits working with children or handicapped adults

Income and Property Tax Payments	Allows users to file and pay for a variety of state and local income and property taxes.	Businesses and citizens

Hunting and Fishing Licenses	Permits citizens to obtain and pay for outdoor recreation licenses over the Internet or from point-of-purchase retail kiosks.	Citizens

Business Registrations and Renewals	Allows business owners to search for and reserve a business name, submit and pay for the business registration, and renew the business registration on an annual basis.	Businesses

In addition to these services, we also provide customer service and support. Our customer service representatives serve as a liaison between our government partners and businesses and citizens.

Revenues

In our outsourced state and local portal businesses, we currently derive revenue from three main sources:  transaction-based fees, time and materials-based fees for application development and fixed fees for portal management services.  In most of our outsourced portal businesses, the majority of our revenues are generated from transactions, which generally include the collection of transaction-based and subscription fees from users.  The following table reflects the underlying sources of portal revenues as a percentage of portal revenues for the years ended December 31:

Percentage of Portal Revenues:	2011	2010	2009
Transaction-based	86%	84%	83%
Time and materials fees for application development	9%	11%	11%
Fixed fees for portal management	5%	5%	6%

The following table identifies each type of service, customer and portal partner that accounted for 10 percent or more of our total revenues in any of the last three years:

	2011	2010	2009
	Percentage of Total Revenues
Type of Service
Motor Vehicle Driver History Record Retrieval	36%	39%	42%
(This is the highest volume, most commercially valuable service we offer)

Customer
LexisNexis Risk Solutions (formerly ChoicePoint)	28%	27%	32%
(Resells motor vehicle driver history records to the insurance industry)

Portal Partner
Texas	21%	22%	15%

Our contracts with data resellers, including LexisNexis Risk Solutions (formerly ChoicePoint), are generally self-renewing until canceled by one side or the other, and generally may be terminated at any time after a 60-day notice.  These contracts may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, these contracts are immediately terminable if the state statute allowing for the public release of these records is repealed.

Sales and Marketing

We have two primary sales and marketing goals:

●	to retain and grow our revenue streams from existing government relationships; and

●	to develop new sources of revenue through new government relationships.

We have well-established sales and marketing processes for achieving these goals, which are managed by our national sales division and a marketing department within most of our outsourced portal businesses.

Developing new sources of revenue

We focus our new government sales and marketing efforts on increasing the number of governments and government agencies that are receptive to a public/private model for delivering information and/or completing transactions over the Internet. We meet regularly with interested government officials to educate them on the public/private model and its potential advantages for their jurisdictions. Members of our management team are also regular speakers at conferences devoted to the application of Internet technologies to facilitate the relationship between governments and their citizens. In states where we believe interest is significant, we seek to develop supportive, educational relationships with professional and business organizations that may benefit from the government service improvements our service delivery can produce.  We also focus our corporate marketing efforts on key government decision makers through the use of print media, advertising, white paper development, media relations, and corporate communications.  In addition, we continue to develop relationships with key government decision makers to expand our opportunities to manage eGovernment services in the federal arena.

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

Growing existing markets

In our existing state and local government relationships, our marketing efforts focus on:

●	expanding the number of government agencies that provide services or information on the government portal;

●	identifying new information and transactions that can be usefully and cost-effectively delivered over the Internet;

●	working with the governance authorities in our existing markets to ensure that online services are priced in a manner to encourage usage; and

●	increasing the number of potential users who do business with governments over the Internet.

Although each government's unique political and economic environment drives different marketing and development priorities, we have found many of our core applications to be relevant across multiple jurisdictions. Most of our enterprise-wide outsourced portal businesses have a director of marketing and additional marketing staff who meet regularly with government, business, and consumer representatives to discuss potential new services. We also promote the use of our extensive library of unique revenue-generating eGovernment services to existing and new customers through speaking engagements and targeted advertising to organizations for professionals, including lawyers, bankers, and insurance agents who have a need for regular interaction with government.  We identify services that have been developed and implemented successfully for one government and replicate them in other jurisdictions.

Technology and Operations

Over the past 20 years, we have made substantial investments in the development of Internet-based applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the Internet, Internet security, Web-to-legacy system integration, Web-to-mainframe integration, Web-to-mobile integration, database design, website administration, Web page development, and payment processing. Within this scope, we have developed and implemented a comprehensive Internet portal framework for governments, and a broad array of stand-alone products and services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored portal services that keep our partners on the forefront of eGovernment.

Each of our government partners has unique priorities and needs in the development of its eGovernment services. More than half of our employees work in the Internet services, application development and technology operations areas, and most are focused on a single government partner's application needs. Our employees develop an understanding of a specific government's application priorities, technical profiles, and information technology personnel and management. At the same time, all of our development directors are trained by experienced technical staff from our other operations, and there is frequent communication and cooperation, which ensures that our government partners can make use of the most advanced eGovernment services we have developed throughout our organization.

Some of our portals and applications are physically hosted in each jurisdiction in which we operate on servers that we own or lease. The rest of our portals and applications are hosted at a central data facility operated by a third party, with backup at a similar facility in another location.  We also provide links to sites that are maintained by government agencies or organizations that we do not manage. Our businesses provide uninterrupted online service 24 hours per day and seven days a week, and our operations maintain extensive backup, security, and disaster recovery procedures.

History has proven that our systems and applications are scalable and can easily be replicated from one government entity to another. We focus on sustaining low-overhead operations, with all major investments driven by the objective of deploying the highest value-added technology and applications to each operation.

Finally, we have designed our government portals and applications to be compatible with virtually any existing system and to be rapidly deployable. To enable speed and efficiency of deployment, we license commercially available technology whenever possible and focus on the integration and customization of these “off-the-shelf” hardware and software components when necessary. While we expect that commercially licensed technology will continue to be available at reasonable costs, there can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party technology and applications for future services.  While we do not believe that any one individual technology or application we license is material to our business, changes in or the loss of third party licenses could lead to a material increase in the costs of licensing or to our products becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development or procurement costs in an attempt to ensure continued performance of our services.

We regard our intellectual property as important to our success.  We rely on a combination of nondisclosure and other contractual arrangements with governments, our employees, subcontractors and other third parties, copyrights and privacy and trade secret laws to protect and limit the distribution of the proprietary software applications, documentation, and processes we have developed in connection with the eGovernment services we offer.

Competition

We face intense competition in all sectors of our business. We believe that the principal factors upon which our businesses compete are:

●	our unique understanding of government needs;

●	the quality and fit of eGovernment services;

●	speed and responsiveness to the needs of businesses and citizens; and

●	cost-effectiveness.

We believe we compete favorably with respect to the above-listed factors. In most cases, the principal substitute for our services is a government-designed and managed service that integrates other vendors' technologies, products, and services. Companies that have expertise in marketing and providing technical electronic services to government entities compete with us by further developing their services and increasing their focus on this segment of their business. Many of our potential competitors are national or international in scope and have greater resources than we do.

Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government partners. Examples of companies that may compete and/or currently compete with us are the following:

●	large systems integrators, including CGI and Unisys;

●	traditional software applications developers, including Microsoft and Oracle;

●	traditional consulting firms, including IBM Corp., Accenture, Ltd. and Maximus, Inc.; and

●	electronic transaction payment processors, including Official Payments Holdings, Inc. (formerly Tier Technologies) and Link2Gov Corp.

Seasonality

The use of some of our eGovernment services is seasonal, particularly the accessing of motor vehicle driver history records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the lower number of business days in this quarter and a lower volume of transactions during the holiday period.

Employees

As of December 31, 2011, we had 653 full-time employees, of which 96 were working in corporate operations, 536 were in our outsourced portal businesses and 21 were in our software & services businesses.  Our future success will depend, in part, on our ability to continue to attract, retain, and motivate highly qualified technical and management personnel.  From time to time, we also employ independent contractors to support our application development, marketing, sales, and administrative departments. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 1A.  RISK FACTORS

Our operations are subject to a number of risks and uncertainties, including those described below.  If any of these risks actually occur, our business, financial condition, and results of operations could be materially adversely affected. In that case, the value of our common stock could decline substantially.

Security breaches or system failures may harm our reputation and adversely affect our business.

A significant challenge to electronic commerce is the secure transmission of sensitive and/or personal information over information technology networks and systems which process, transmit and store electronic information, and manage or support a variety of business processes. The collection, maintenance, use, disclosure, and disposal of sensitive and personal information by our businesses are regulated at the state and federal levels. Furthermore, we are required to comply with the Payment Card Industry’s Data Security Standards, or PCI DSS, and the rules and standards promulgated by the National Automated Clearing House Association, or NACHA, because we provide online payment and electronic check processing services.  Because we provide the electronic transmission of sensitive and personal information released from and filed with various government entities and we perform online payment and electronic check processing services, we face the risk of a security breach, whether through computer hacking, acts of vandalism or theft, malware, computer viruses, or other forms of cyber attack that could lead to significant disruptions of our information technology networks and systems or the release of sensitive information.

We rely on encryption and authentication technology purchased or licensed from third parties to provide the security and authentication tools to effectively secure transmission of confidential information, including user credit card information and banking data. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in the technology used by us to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues, such as so called “social engineering.”

Despite the various security measures we have in place to protect sensitive and personal information from unauthorized disclosure and to ensure compliance with applicable laws and regulations, our information technology networks and systems and those of our third party vendors and service providers can never be made completely secure against security incidents, and a breach may still occur.  Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because attempted security breaches or disruptions may occur in the future, because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected for an extended period and because the systems and procedures used for protection are implemented by humans at each level, and human errors may occur.  Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even if appropriate training is conducted in support of such measures, human errors may still occur, and thus it is virtually impossible for us to entirely mitigate this risk.  A party, whether internal or external, who is able to circumvent our security measures could misappropriate information, including, but not limited to user credit card information or other sensitive and personal information, or cause interruptions or direct damage to our government portals or their users.

Under payment card rules and our contracts with our credit card processors, if there is a breach of payment card information that we store, process, or transmit, we could be liable to the payment card issuers for their cost of issuing new cards and related expenses, to partners for costs of notification and remediation, and for any damages to users.  If we fail to follow Payment Card Industry security standards, we could incur significant fines imposed by the Payment Card Industry or jeopardize our ability to give customers the option of using payment cards to fund their payments or pay their fees, even if there is no compromise of personal information.  In addition, if we fail to follow NACHA security requirements, we may be liable for substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide certain of our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  If we were unable to accept payment cards or process checks electronically, our business would be negatively impacted.

In addition, any noncompliance with privacy laws or breach in our security involving the misappropriation, loss or other unauthorized access, use or disclosure of sensitive or personal information, or other significant disruption involving our information technology networks and systems, whether by us, one of our business associates, or another third party, may lead to negative publicity, impair our ability to conduct our business, cause us to incur liability or remediation costs for our portal users and our government partners, or lose us the confidence of the governments with whom we contract, any of which may cause the termination or modification of our government contracts and impair our ability to win future contracts.  Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to train employees, and to engage third party experts and consultants. Our technology errors and omissions insurance may not protect against all of the costs, liabilities, and other adverse effects arising from a security breach or system failure.  If we fail to reasonably maintain the security of information, we may suffer significant reputational and financial losses and our results of operations, cash flows, financial condition, and liquidity may be adversely affected.

A prolonged economic slowdown could harm our operations.

A prolonged economic slowdown or recession could materially impact our operations to the extent it results in reduced demand for Internet-based access to governmental services.  In addition, it may hinder our efforts to obtain new business by distracting the attention of governments or impairing the ability of governments to hear or act upon our value proposition due to reduced personnel or turnover.  These same factors may also jeopardize our renewal or rebid opportunities on existing contracts.  If current market and economic conditions persist or deteriorate, we may experience adverse impacts on our business, results of operations, cash flows, and financial condition.

We earn a significant percentage of our revenues from a limited number of services and a limited number of customers, and any reduction in demand for those services from those customers could adversely affect our results of operations.

We obtain a high proportion of our revenues from a limited number of services. A significant portion of our revenues is derived from data resellers’ use of our portals to access motor vehicle driver history records for sale to the automobile insurance industry.  Transaction-based fees charged for access to motor vehicle driver history records accounted for approximately 36% of our total revenues for the year ended December 31, 2011.  One of these data resellers, LexisNexis Risk Solutions (formerly ChoicePoint), accounted for approximately 28% of our total revenues during this period, or approximately three-quarters of our total revenues earned for access to motor vehicle driver history records.  This service is expected to continue to account for a significant portion of our revenues in the near future. Regulatory changes or the development or increased use of alternative information sources, such as credit scoring, could materially reduce our revenues from this service.  Our contracts with data resellers generally may be terminated at any time after a 60-day notice and may be terminated immediately at the option of any party in certain circumstances.  A reduction in revenues from currently popular services would harm our business, results of operations, cash flows, and financial condition.

Our portal revenues could be harmed as a result of government budget deficits.

The majority of our portal revenues are derived from fees we charge to users for transactions conducted through our portals and share with our government partners.  Budget-strapped governments may seek to reduce our transaction revenues from our self-funded business model or our profit margin on transactions, or may decide to operate the portals themselves.  In addition, approximately 9% of our portal revenues in 2011 were derived from time and materials-based fees for application development and approximately 5% of our portal revenues in 2011 were derived from fixed fees for portal management services, both of which are paid directly to us by governments.  In the event of budget deficits, our government clients may be required to curtail discretionary spending on such projects and our portal revenues could be harmed.

The SEC’s civil action against the Company’s Chief Financial Officer could have an adverse effect on the Company.

As previously disclosed, the SEC filed a civil complaint against Stephen M. Kovzan, NIC’s Chief Financial Officer, in the U.S. District Court of Kansas in January 2011 alleging violations of certain provisions of the federal securities laws relating to the reporting and disclosure of expenses by Mr. Jeffery S. Fraser, the Company’s former Chairman of the Board and Chief Executive Officer.  Mr. Kovzan is represented by personal counsel and he has informed NIC that, based on advice of his counsel, he intends to defend himself against those charges because he believes they are without merit.

If the SEC is successful in its civil complaint against Mr. Kovzan, the SEC may seek a permanent injunction and civil penalty, disgorgement and officer and director bar, and permanent suspension from appearing and practicing before the SEC against Mr. Kovzan.  The Company could incur significant legal fees and other expenses in connection with the SEC civil complaint against Mr. Kovzan, including advancements of expenses, which may not be fully reimbursed under the Company’s directors’ and officers’ liability insurance.  In addition, Mr. Kovzan may need to devote a significant amount of time to these matters in the future.  While the Company believes it has designed its organizational structure to limit the effect of potential disruption in service by Mr. Kovzan, he is an important member of the Company’s executive management team, and any extended or permanent loss of his services could have an adverse effect on our business, results of operations, cash flows, and financial condition.

Because a major portion of our accounts receivable is generated from a small number of users, negative trends in their businesses could cause us significant credit loss and negatively impact our results of operations and financial condition.

LexisNexis Risk Solutions (formerly ChoicePoint) and other data resellers that represent a significant portion of our business have a period of time, generally within 25 days of billing, to remit payment. As a result, we are subject to a significant concentration of credit risk that these users will not pay for their purchases. Our credit risk may increase due to liquidity or solvency issues experienced by these users, for example, as a result of the current economic slowdown. At December 31, 2011, LexisNexis Risk Solutions accounted for approximately 22% of our consolidated accounts receivable.  In addition, our business is generally subject to the risk that our customers and counterparties will fail to meet their obligations when due, particularly given the current state of the economy.  While we perform ongoing credit evaluations of our customers, we generally do not require collateral to secure accounts receivable.  If we were unable to collect a major portion of our accounts receivable, we may suffer significant losses and our results of operations, cash flows, financial condition, and liquidity may be adversely affected.

The fees we collect for many of our services are subject to government regulation that could limit growth of our revenues and profitability.

Under the terms of our self-funded outsourced government portal contracts, we remit a portion of the transaction fees we collect to state agencies. Generally, our contracts provide that the amount of any transaction fees we charge is set by governments to provide us with a reasonable return or profit. We have limited control over the level of transaction fees we are permitted to retain. Our business, results of operations, cash flows, and financial condition may be harmed if the level of fees we are permitted to retain in the future is too low or if our costs rise without a commensurate increase in fees.

Increases in credit card association fees may result in the loss of customers or a reduction in our earnings.

From time to time, Visa, MasterCard, American Express, and Discover increase the fees (interchange and assessment fees) that they charge processors such as us.  We could attempt to pass these increases along to our government client customers, but this might result in the loss of those customers.  If we elect not to pass along such increased fees to our government client customers in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our earnings.

We may suffer substantial harm to our business if our government partners are not satisfied with our services or services provided by our third-party debit/credit card or electronic check processors.

We depend to a large extent on our relationships with our government partners, our reputation for high quality professional services and commitment to preserving public trust to attract and retain customers.  Through these relationships, we estimate that we processed nearly $18 billion of debit/credit card and electronic check payments for our government partners in 2011.  As a result, if one of our government partners is not satisfied with our services or services provided by our third-party debit/credit card or electronic check processors, it may be more damaging to our business than to other businesses.

We depend on subcontractors or the third parties with whom we partner for certain projects, deliverables, or financial transaction processes.  If these parties fail to satisfy their obligations to us or we are unable to maintain these relationships, our operating results, and business prospects could be adversely affected.

Certain large and complex projects and certain transactions require that we utilize subcontractors or that our services and solutions integrate with the software, systems, or infrastructure requirements of other vendors and service providers.  Our ability to serve our clients and deliver and implement our solutions in a timely manner depends on the ability of these subcontractors, vendors, and service providers to meet their obligations in a timely manner, as well as on our effective oversight of their performance.  There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractors or customer concerns about the subcontractors.  Disputes with subcontractors could lead to litigation.  Adverse judgments or settlements in legal disputes may result in significant monetary damages or injunctive relief against us. In addition, if any of our subcontractors fails to perform on a timely basis the agreed-upon services, our ability to fulfill our obligations as a prime contractor may be jeopardized. Subcontractor performance deficiencies could result in the termination of our contract for default.  A termination for default could expose us to liability for damages and have an adverse effect on our business prospects, results of operations, cash flows, and financial condition and our ability to compete for future contracts and orders.

We may become subject to liability under rules and standards for processing electronic direct debit payments from bank accounts and credit card payments.

Our electronic check processing for online payments made by direct debit to a bank account is governed by rules and standards promulgated by the National Automated Clearing House Association, or NACHA, an industry trade association of banking institutions and regional automated clearing house associations. Under those rules, we may become potentially liable for failing to handle transactions in accordance with those rules, or for failing to return funds within the prescribed time frame to the bank account of the person or entity disputing our authorization to debit those funds, before the dispute regarding our authorization is resolved. Our agreements with governmental agencies at the state, federal, and local levels transfer this obligation for rapid funds return during dispute resolution to the government agencies affected, but in the event that such return does not happen, we may be potentially liable notwithstanding the government’s failure, and we may not be able to obtain reimbursement from the government involved or from the individual user or entity that initiated the debit without authorization. If this were to happen, our business, results of operations, cash flows, and financial condition may be adversely affected.  Our credit card and electronic check processing is also subject to the applicable rules of the particular card association or clearinghouse and applicable law.  If our interpretations, or those of our government partners, of any laws, rules, regulations, or standards are determined to be incorrect, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide certain of our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices.  Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals could be substantial.

We may become liable for violations of the Driver Privacy Protection Act as adopted federally or in each state.

We act as an outsourced manager on behalf of states, for electronic access to records pertaining to motor vehicles and motor vehicle operators (driver history records) by users and certain permitted resellers. These records are the largest group of records for which we process electronic access for state agencies, and are processed in the majority our portal states. These records contain “personal information” and “sensitive personal information” as defined by the federal Driver Privacy Protection Act, and state versions of that Act adopted in every state (collectively, the “DPPA”).  The DPPA regulates categories and circumstances under which “personal information” and “sensitive personal information” may be disclosed to requestors. Each state has procedures for complying with the DPPA, and such procedures may vary from state to state. We closely follow the state’s existing compliance procedures for general access, with our electronic access. If we fail to follow such procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, our business, results of operations, cash flows, and financial condition may be adversely affected.  The DPPA permits statutory damages to be awarded to the subjects of such records, even without proof of actual damage, for certain infringements or violations of the DPPA. We may be potentially liable for such damages in such instances, and we may have no recourse against the state, or the state may not be jointly and severally liable with us.

We may become liable for violation of the Fair Credit Reporting Act as adopted federally.

Our PSP service for the FMCSA requires that PSP record data be disclosed in compliance with the Fair Credit Reporting Act (“FCRA”).  We may also have other online services that are or become subject to the FCRA.  If we fail to follow such procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, or if other services we offer are deemed subject to the FCRA, we may become subject to monetary fines, penalties or damages, and our business, results of operations, cash flows, and financial condition may be adversely affected.  The FCRA permits statutory damages to be awarded to the subjects of such records, even without proof of actual damage, for certain infringements or violations of the FCRA. In addition, any failure to comply with the FCRA may result in reputational damage.

We may become liable for disclosing PSP record data improperly.

A federal law known as the Safe, Accountable, Efficient Transportation Equity Act: A Legacy for Users (“SAFETEA-LU”) limits access to PSP record data to commercial driving operator applicants, their prospective employers. and the employers’ agents, and can only be used in screening applicants for employment.  Because the service is only useful if data access is quick and easy, we employ sophisticated systems of online agreements and validation information gathering, plus third party verification systems, to verify the identity and bona fides of any requestor.  These systems may be incomplete or contain errors or omissions, or their operation may be flawed, resulting in improper disclosure or disclosure for an improper purpose or to improper persons.  If we fail to follow appropriate procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, we may become subject to monetary fines, penalties, or damages, and our business, results of operations, cash flows, and financial condition may be adversely affected.  Furthermore, the magnitude of the potential number of transactions accessed through our PSP service may result in monetary damages that are correspondingly large.  In addition, any failure to comply with SAFETEA-LU may result in reputational damage.

If our rate of growth continues or accelerates, we may not effectively manage our growth, which would adversely affect our business and our results of operations.

Our growth rate may accelerate if we experience increased acceptance of our services under new or existing government contracts.  If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting, and marketing staffs, and our business could be harmed. We intend to plan for the acceptance of new bids by a number of governmental entities so that we may be ready to begin operations as soon as possible after acceptance of a bid.  Additionally, we plan to continue our expansion of eGovernment services into new government markets. As part of this growth plan, we must implement new operational procedures and internal controls to expand, train, and manage our employees and to coordinate the operations of our various subsidiaries.  If we cannot manage the growth of our government portals, staff, software installation and maintenance teams, offices and operations, our business may be harmed.

Our business will be adversely affected if we are unable to hire, integrate, train, or retain the qualified personnel that our business requires.

The growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Some of our personnel are presently serving in more than one managerial capacity.  Furthermore, compensation paid to executive and management personnel may not reflect market rates that could be obtained elsewhere.  The loss of any of our executives or key employees could harm our business.  In addition, we currently expect that we will need to hire additional personnel in all areas throughout 2012, including personnel for new operations in jurisdictions in which we may obtain contracts. We may not be able to retain our current key employees or attract, integrate, or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining, and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies, and positioning of our government portals and other services.  This training will require substantial resources and management attention.

If our competitors become more successful in developing and selling products for government-managed services, then our business could be adversely affected.

The principal substitute for our services is a government-designed and managed service that utilizes other vendors' technologies, products, and services.  Companies that have expertise in marketing and providing technical electronic services to government entities compete with us by further developing their services and increasing their focus on this piece of their business. Many of our potential competitors are national or international in scope and have greater resources than we do.  These resources could enable our potential competitors to initiate severe price cuts or take other measures in an effort to gain market share.  Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government partners.  If we do not compete effectively or if we experience any pricing pressures, reduced profit margins or loss of market share resulting from increased competition, our business, results of operations, cash flows, and financial condition may be adversely affected.

Because we have outsourced portal and software development and service contracts with a limited number of governments, the termination or non-renewal of certain of these contracts may harm our business.

Currently, we have 27 portals through which we provide outsourced portal services to state governments, and in addition have been awarded a portal contract in the state of New Jersey, which has not yet fully deployed or become financially viable.  These contracts typically have multi-year terms with provisions for renewals for various periods at the option of the government. However, a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period.

In addition, we currently have 14 contracts under which we provide outsourced state portal services that can be terminated by the other party without cause on a specified period of notice.  Collectively, revenues generated from these contracts represented 53% of our total revenues for the year ended December 31, 2011.  In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.  Also, the contract with the FMCSA can be terminated by the other party without cause on a specified period of notice.

Furthermore, we currently have 14 contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following December 31, 2011.  Collectively, revenues generated from these contracts represented 33% of our total revenues for the year ended December 31, 2011.  As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a software-as-as service, or “SaaS,” basis, which would be available to the government agency on a fee-for-service basis.

The loss of the contract with the FMCSA or one or more states, as a result of the expiration, termination, or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability.  If these revenue shortfalls were to occur, our business, results of operations, cash flows, and financial condition would be harmed. We cannot be certain if, when or to what extent governments might fail to renew or terminate any or all of their contracts with us.

The growth in our revenues may be limited by the number of governments and government agencies that choose to provide eGovernment services using our business model and by the finite number of governments with which we may contract for our eGovernment services.

Our revenues are generated principally from contracts with state governments and government agencies within a state to provide eGovernment services on behalf of those government entities to complete transactions and distribute public information electronically.  The growth in our revenues largely depends on government entities adopting our business model. We cannot assure that government entities will choose to provide eGovernment services, or if they provide eGovernment services that they will provide such services with private assistance or by adopting our model.  Under our self-funded business model, we initially generate a high proportion of our revenues from a limited number of transaction-based services we provide on behalf of a limited number of government agencies within a state, as other agencies consider participating in the portal.  The failure to secure contracts with certain government agencies, particularly those agencies that control motor vehicle driver history records, could result in revenue levels insufficient to support a portal’s operations on a self-sustained, profitable basis. In addition, as there is a finite number of states remaining with which we can contract for our services, future increases in our revenues may depend in part on our ability to expand our business model to include multi-state cooperative organizations, local governments, and federal agencies and to broaden our service offerings to diversify our revenue streams across our lines of business. We cannot assure that we will succeed in expanding into new markets, broadening our service offerings, or that our services will be adaptable to those new markets.

Our ability to grow will be limited if we fail to expand our user base and develop attractive new services.

Our success depends in part upon our ability to attract a growing number of Internet users to access public information electronically by delivering a comprehensive composite of public information and an efficient, cost effective, and secure method of electronic access and transactions. Moreover, in order to increase revenues in the future, we must continue to develop services that businesses and citizens will find valuable, and there is no guarantee that we will be able to do so. If we are unable to develop services that allow us to attract, retain, and expand our current user base, our revenues and future results of operations may be harmed. We cannot assure that the services we offer will appeal to a sufficient number of Internet users to generate continued revenue growth.  Our ability to attract Internet users to our government portals depends on several factors, including:

●	the comprehensiveness of public records available through our government portals;

●	the perceived efficiency and cost-effectiveness of accessing public records electronically;

●	the effectiveness of security measures;

●	the increased usage and continued reliability of the Internet; and

●	user acceptance of our online applications and services, including payment methods and processes.

Because we have certain outsourced portal contracts that contain performance bond requirements and/or indemnification provisions against claims arising from our performance, we may suffer monetary damages if we fail to meet our contractual obligations.  In addition, any failure to meet such obligations, whether or not a performance bond is in place, may result in reputational damage.

We are bound by performance bond commitments on certain outsourced portal contracts.  Performance deficiencies by us or our subcontractors could result in a default of a performance bond, which could expose us to liability and have an adverse effect on our business prospects, financial condition, and on our ability to compete for future outsourced portal contracts. Further, under certain of our outsourced portal contracts, we are required to fully indemnify our government clients against claims arising from our performance or the performance of our subcontractors. If we fail to meet our contractual obligations or our performance or our subcontractors' performance gives rise to claims, we could be subject to legal liability, monetary damages and loss of customer relationships.

Our business will be adversely affected if we are unable to obtain future contracts through the government procurement process.

A high percentage of our current revenues is derived from contracts with governments and government agencies that operate under special rules that apply to government purchasing.  Where this process applies, there are special rules that typically require open bidding by possible service providers like us against a list of requirements established by governments under existing or specially created procedures. To respond successfully to these requests for proposals, commonly known as RFPs, we must estimate accurately our cost structure for servicing a proposed contract, the time required to establish operations for the proposed client, and the likely terms of any other proposals submitted. We also must assemble and submit a large volume of information within the strict time schedule mandated by an RFP. Whether or not we are able to respond successfully to RFPs in the future will significantly affect our business.  We cannot guarantee that we will win any bids in the future through the RFP process, or that any winning bids will ultimately result in contracts. Our business, results of operations, cash flows, and financial condition would be harmed if we fail to obtain profitable future contracts through the RFP process.

Our business will suffer if we lose the right to the content filed or distributed through our outsourced portals, which is provided to us entirely by government entities.

We do not own or create the content filed or distributed through our outsourced portals.  We depend on the governments with which we contract to supply information and data feeds to us on a timely basis to allow businesses and citizens to complete transactions and obtain government information.  We cannot assure that these data sources will continue to be available in the future. Government entities could terminate their contracts to provide data.  Changes in regulations could mean that governments no longer collect some types of data or that the data is protected by more stringent privacy rules preventing uses now made of it.  Moreover, our data sources are not always subject to exclusive agreements, so that data included in our services also may be included in those of our potential competitors. In addition, we are dependent upon the accuracy and reliability of government computer systems and data collection for the content of our portals.  The loss or the unavailability of our data sources in the future, or the loss of our exclusive right to distribute some of the data sources, could harm our business, results of operations, cash flows, and financial condition.

Our business with various government entities requires specific government legislation to be passed for us to initiate and maintain our government contracts, and any failure to pass such legislation or any repeal or modification of or successful challenge to such legislation could adversely affect our business and results of operations.

Because a central part of our business includes the execution of contracts with governments under which we remit a portion of user fees charged to businesses and citizens to state agencies, it is sometimes necessary for governments to draft and adopt specific legislation before the government can circulate an RFP to which we can respond. Furthermore, the maintenance of our government contracts requires the continued acceptance of our approach, including any enabling legislation and any implementing regulations. In the past, various entities that use the portals we operate to obtain government information have challenged the authority of governments to electronically provide these services exclusively through portals like those we operate. A successful challenge in the future could result in a proliferation of alternative ways to obtain these services, which would harm our business, results of operations, cash flows, and financial condition. The repeal or modification of any enabling legislation would also harm our business, results of operations, cash flows, and financial condition.

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

Our dependence on a bidding process to initiate many new projects, the parameters of which are established by governments, results in uncertainty in our sales cycles because the duration and the procedures for each bidding process vary significantly according to each government entity's policies and procedures.  The time between the date of initial contact with a government for a bid and the award of the bid may range from as little as 180 days to up to several years. The bidding process is subject to factors over which we have little or no control, including:

●
political acceptance of the concept of government agencies contracting with third parties to receive or distribute public information, which has been offered traditionally only by the government agencies and often without charge;

●	the internal review process by the government agencies for bid acceptance;

●	the need to reach a political accommodation among various interest groups;

●	changes to the bidding procedure by the government agencies;

●	changes to state legislation authorizing government's contracting with third parties to receive or distribute public information;

●	changes in government administrations;

●	the budgetary restrictions of government entities;

●	the competition generated by the bidding process;

●	the possibility of cancellation or delay by the government entities; and

●	government's manner of drafting bid documents, which may partially, or not at all, utilize our method of providing eGovernment services.

We are dependent on the bidding process for a significant part of our business.  Therefore, any material delay in the bidding process, changes to the bidding practices and policies, the failure to receive the award of the bid, or the failure to execute a contract may disrupt our financial results for a particular period and harm our financial condition.

We may need more working capital to fund operations and expand our business, and any failure to obtain such needed working capital would adversely affect our business.

We believe that our current financial resources and cash generated from operations will be sufficient to meet our present working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional capital before this period ends to further:

●	fund operations, if unforeseen costs or revenue shortfalls arise;

●	support our expansion into other states and government agencies beyond what is contemplated in 2012 if unforeseen opportunities arise;

●	expand our product and service offerings beyond what is contemplated in 2012 if unforeseen opportunities arise;

●	respond to unforeseen competitive pressures; and

●	acquire technologies beyond what is contemplated.

Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new service offerings and potentially competing technological and market developments.  However, any projections of future cash flows are subject to substantial uncertainty. If current cash, lines of credit, and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities, or draw on the unused portion of our line of credit. The sale of additional equity securities could result in dilution to the Company's stockholders. From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses. Acquisitions or investments might affect the Company's liquidity requirements or cause the Company to sell additional equity securities or issue debt securities.  In recent years, credit and capital markets have experienced unusual volatility and disruption.  There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If adequate funds were not available on acceptable terms, our ability to develop or enhance our applications and services, take advantage of future opportunities, or respond to competitive pressures would be significantly limited.  This limitation could harm our business, results of operations, cash flows, and financial condition.

The seasonality of use for some of our eGovernment services may harm our fourth quarter results of each calendar year.

The use of some of our eGovernment services is seasonal, particularly the accessing of motor vehicle driver history records, resulting in lower revenues from this service under existing portal contracts in the fourth quarter of each calendar year, due to the smaller number of business days in this quarter and a lower volume of transactions during the holiday period.

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

Our future revenues and results of operations may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, and any of which may harm our business. These factors include:

●	the commencement, completion, or termination of contracts during any particular quarter;

●	the introduction of new eGovernment services by us or our competitors;

●	technical difficulties or system downtime affecting the Internet generally or the operation of our eGovernment services;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;

●	the result of negative cash flows due to capital investments; and

●	the incurrence of significant charges related to acquisitions.

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

Our acquisitions and strategic alliances entail numerous risks and uncertainties which could adversely affect our business and results of operations.

As part of our business strategy, we have made and may continue to make acquisitions or enter into strategic alliances that we believe will complement our existing businesses, increase traffic to our government partners' sites, enhance our services, broaden our software and applications offerings or technological capabilities, or increase our profitability.  Future acquisitions or joint ventures could present numerous risks and uncertainties, including:

●	difficulties in the assimilation of operations, personnel, technologies, and information systems of the acquired companies;

●	the inability to successfully market, distribute, deploy, and manage new products and services that we have limited or no experience in managing;

●	the diversion of management's attention from our core business;

●	the risk that an acquired business will not perform as expected or will have profit margins significantly lower than ours;

●	risks associated with entering markets in which we have limited or no experience;

●	potential loss of key employees, particularly those of our acquired businesses;

●	adverse effects on existing business relationships with existing suppliers and customers;

●	potentially dilutive issuances of equity securities, which may be freely tradable in the public market;

●	erosion of our brand equity in the eGovernment or financial markets;

●	impairment, restructuring, and other charges related to goodwill and other long-lived intangible assets; and

●	the incurrence of debt and related interest or other expenses.

We cannot be sure that any acquisitions we may announce will ultimately close.  Moreover, even after we close such transactions, we cannot assure that we will be able to successfully integrate the new businesses or any other businesses, products or technologies we may acquire in the future.

Our intellectual property rights are valuable and any inability to protect them could harm our company.

We regard our intellectual property as important to our success.  We rely on a combination of nondisclosure and other contractual arrangements with governments, our employees, subcontractors, and other third parties, copyrights and privacy and trade secret laws to protect and limit the distribution of the proprietary applications, documentation and processes we have developed in connection with the eGovernment services we offer. Despite our precautions, third parties may succeed in misappropriating our intellectual property or independently developing similar intellectual property. If we fail to adequately protect our intellectual property rights and proprietary information or if we become involved in litigation relating to our intellectual property rights and proprietary technology, our business could be harmed.  Any actions we take may not be adequate to protect our proprietary rights, and other companies may develop technologies that are similar or superior to our proprietary technology.

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

We license numerous third-party technologies and applications that we incorporate into our existing service offerings, on which, in the aggregate, we are substantially dependent.  There can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party technology and applications for future services.  While we do not believe that one individual technology or application we license is material to our business, changes in or the loss of third party licenses could lead to a material increase in the costs of licensing or to our products becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development or procurement costs in an attempt to ensure continued performance of our services, and either the cost of such undertakings or the failure to successfully complete such undertakings could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

If the Internet infrastructure fails to be further developed or be adequately maintained, our business would be harmed because users may not be able to access our government portals.

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic.  If the Web continues to experience increased numbers of users, frequency of use, or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic on our government portals. Such outages and delays would also hinder our customers' ability to complete eGovernment transactions. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation.  If the Internet infrastructure is not adequately further developed or maintained, use of our government portals and our citizen-to-government and business-to-government services may be reduced.

Our success depends on the increase in Internet usage generally and in particular as a means to access public information and perform transactions, including payment processing, electronically.  This in part requires the further development and maintenance of the Internet infrastructure.  If this infrastructure fails to be further developed or be adequately maintained, our business would be harmed because users may not be able to access our government portals.  Among other things, this further development and maintenance will require a reliable network backbone with the necessary speed, data capacity, security, and timely development of complementary products for providing reliable Internet access and services.

We are subject to independent audits by our government customers. Deficiencies in our performance under a government contract could result in contract termination, reputational damage, or financial penalties.

Each government entity with which we contract for outsourced portal services has the authority to require an independent audit of our performance and financial management of contracted operations in each respective state. The scope of audits could include inspections of income statements, balance sheets, fee structures, collections practices, service levels, and our compliance with contract provisions and applicable laws, regulations, and standards. We cannot assure that a future audit will not find any material performance deficiencies that would result in an adjustment to our revenues and result in financial penalties. Moreover, the consequent negative publicity could harm our reputation among other governments with which we would like to contract.  All of these factors could harm our business, results of operations, cash flows, and financial condition.

We may be unable to integrate new technologies and industry standards effectively, which may adversely affect our business and results of operations.

Our future success will depend on our ability to enhance and improve the responsiveness, functionality, and features of our services in accordance with industry standards and to address the increasingly sophisticated technological needs of our customers on a cost-effective and timely basis.  Our ability to remain competitive will depend, in part, on our ability to:

●	enhance and improve the responsiveness, functionality, and other features of the government portals we offer;

●	continue to develop our technical expertise;

●	develop and introduce new services, applications, and technology to meet changing customer needs and preferences; and

●	influence and respond to emerging industry standards and other technological changes in a timely and cost-effective manner.

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

Our business is heavily dependent upon properly functioning electronic communication systems and networks, and our company will be harmed if our systems fail or limit user traffic.

Some of our communications hardware and computer hardware operations for delivering our eGovernment services are located individually in each state or city where we provide those services. We cannot assure that during the occurrence of fire, floods, earthquakes, power loss including rolling blackouts and brownouts, telecommunications failures, break-ins, and similar events that the modem banks and direct dial-up connections we have to serve as back-up systems will not prevent damage to our systems or cause interruptions to our services. Computer viruses, electronic break-ins, or other similar disruptive problems could cause damage to our systems or cause interruptions to our services, which could cause users to stop visiting our government portals and could cause our partners to terminate agreements with us. If any of these circumstances occurred, our business could be harmed.  Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems.

Our government portals must accommodate a high volume of traffic and deliver frequently updated information.  We also must interface with government systems to deliver our services.  These government portals may experience interruptions due to any failure or delay by government agencies in the transmission or receipt of this information. Due to holidays and technical problems with state computer systems, our websites have experienced slower response times or decreased traffic in the past and may experience the same incidents in the future. In addition, our users depend on Internet service providers, online service providers, and other website operators for access to our government portals and other online citizen-to-government and business-to-government services. Many of these providers and operators have experienced significant outages in the past due to system failures unrelated to our systems, holidays, and heavy user traffic, and could experience the same outages, delays, and other difficulties in the future. In addition, because Internet-based services for many of our government partners are hosted at our leased Computer Data Centers (CDCs) and housed on one or more servers owned by us, each of which is virtually segmented by a government partner while housing more than one government partner’s services, an outage in one or more servers or at the CDC could affect more than one government partner’s services. Although we have taken steps to mitigate this risk, including establishing two CDCs at locations over 1,000 miles apart, so that in the event of a failure at one facility, the other facility is able to promptly provide services with minimal interruption, there can be no assurance that such protections will be sufficient.  Any of these system failures could harm our business, results of operations, cash flows, and financial condition.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, new SEC regulations and NASDAQ Global Select Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining adequate and appropriate standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting has required the commitment of significant financial and managerial resources.  Further, as a result of increasing regulation, our board members and executive officers could face an increased risk of personal liability in connection with the performance of their duties.  As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.  If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities in the laws themselves or related to practice, our reputation may be harmed.

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

ITEM 3. LEGAL PROCEEDINGS

Derivative Action

As previously disclosed, the parties to the derivative lawsuit (Gene Sidore, derivatively on behalf of NIC Inc. v. William F. Bradley, Jr., John L. Bunce, Jr., Art N. Burtscher, Daniel J. Evans, Jeffery S. Fraser, Ross C. Hartley, Harry H. Herington, Alexander C. Kemper, Stephen M. Kovzan, William M. Lyons, Pete Wilson, and NIC Inc. (as nominal defendant), case No. 2:10-cv-02466 (U.S. District Court for the District of Kansas)) agreed to a settlement in 2011.  On October 11, 2011, the court granted final approval of the settlement, which can no longer be appealed.  Under the settlement, the Company agreed to (i) implement or maintain certain agreed governance procedures relating to, among other things, enhanced Audit Committee responsibilities, Director nomination procedures, Director stock ownership guidelines, executive compensation and expense review and oversight, and the process for certain public disclosures, and (ii) pay plaintiff $5,000 as a case contribution and award, and the plaintiff’s counsel $495,000 in attorney’s fees and costs.  Both amounts were reimbursed by the Company’s directors’ and officers’ liability insurance carrier.  The Company also agreed not to oppose any efforts by plaintiff and his counsel to recover for the benefit of the stockholders the sums paid to the SEC in connection with the enforcement action SEC v. NIC Inc., et al., No 2:11-cv-02016 (D. Kan.).  In exchange, plaintiff and the Company generally released all individual defendants from any and all claims made against them, or that could have been made against them, in the derivative lawsuit.  In conjunction with the settlement negotiations in the derivative lawsuit, the Company and the derivative plaintiff Mr. Sidore reached a comprehensive settlement with its former CEO and Chairman, Jeffery S. Fraser, for expenses paid by the Company to Mr. Fraser from 1999 through 2003.  The parties, including derivative plaintiff Mr. Sidore, agreed to resolve the matter through payment from Mr. Fraser to the Company in the amount of $225,000, as well as a comprehensive mutual release of claims as between the Company and Mr. Fraser, including a release by Mr. Fraser of any further claims for indemnification, under the Company’s bylaws or otherwise, for future matters arising out of or related to the facts alleged in the derivative lawsuit or the SEC matter.  During October 2011, the Company received the $225,000 reimbursement from Mr. Fraser and the Audit Committee review of expenses paid by the Company to Mr. Fraser was concluded.

Litigation

In addition, the Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently a party to any other material legal proceedings.  As discussed in Note 8 in the Notes to Consolidated Financial Statements included in this Form 10-K with respect to the civil action by the SEC against the Company's Chief Financial Officer, the Company is not a party to the civil action, but is obligated to provide indemnification in certain circumstances (including advancing certain defense costs) to its Chief Financial Officer in accordance with the Company's certificate of incorporation and bylaws and its indemnification agreement with him.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol "EGOV." The following table shows the range of high and low sales prices reported on the NASDAQ Global Select Market for the periods indicated.

Fiscal Year Ended December 31, 2011	High	Low
First Quarter	$12.46	$9.60
Second Quarter	13.67	11.90
Third Quarter	13.70	10.75
Fourth Quarter	14.25	11.20

Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$9.20	$7.13
Second Quarter	7.52	6.38
Third Quarter	8.37	6.37
Fourth Quarter	9.78	8.12

As of February 13, 2012, there were approximately 270 holders of record of shares of our common stock.

Dividend Policy

On October 24, 2011, the NIC Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of December 19, 2011.  The dividend, totaling approximately $16.2 million, was paid on January 3, 2012, out of the Company’s available cash.

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

Any future determination as to the payment of dividends will be made at the discretion of the NIC Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions, and such other factors as the Board of Directors deems relevant.

Performance Graph

The performance graph below compares the annual change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2006, and ending on December 31, 2011 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of:  (a) the NASDAQ Composite (U.S.) Index and (b) a Peer Group, assuming a $100 investment on December 31, 2006.  On February 20, 2007 we paid a special cash dividend of $0.75 per share, on February 28, 2008 we paid a special cash dividend of $0.25 per share, on February 27, 2009 we paid a special cash dividend of $0.30 per share, on February 26, 2010 we paid a special cash dividend of $0.30 per share, and on December 30, 2010 we paid a special cash dividend of $0.25 per share, all of which are included in the presentation of our performance.  We did not pay any other dividends on our common stock during the period commencing on December 31, 2006, and ending on December 31, 2011.  However, on October 24, 2011 we declared a special cash dividend of $0.25 per share payable to stockholders of record as of December 19, 2011.  This dividend was paid on January 3, 2012 and is not included in this performance graph.  The stock price performance on the graph below is not necessarily indicative of our future price performance.

Comparison of Cumulative Total Return Among
NIC Inc., NASDAQ Composite (U.S.) Index and a Peer Group

Total Return to Shareholders
(Assumes $100 investment on 12/31/2006)
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
NIC Inc.
Nasdaq Composite
Peer Group

Total Return Analysis	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
NIC Inc.	$ 100.00	$ 193.90	$ 110.07	$ 231.87	$ 262.78	$ 360.21
Nasdaq Composite	$ 100.00	$ 109.81	$ 65.29	$ 93.95	$ 109.84	$ 107.86
Peer Group	$ 100.00	$ 109.84	$ 94.84	$ 128.74	$ 147.55	$ 177.53

The Peer Group consists of five companies, each of whose business focus is similar to that of NIC.  While not all of the companies provide services exclusively to governments, the services provided are similar to those we provide.  The members of the Peer Group are as follows: Towers Watson & Co (TW), Accenture, Ltd. (ACN), International Business Machines Corp. (IBM), Maximus, Inc. (MMS), and Official Payments Holdings, Inc. (OPAY)(formerly known as Tier Technologies (TIER)).  Bearing Point, Inc. (BE) (formerly known as KPMG Consulting, Inc. (KCIN)) was included until December 31, 2008, as it filed for Chapter 11 bankruptcy protection in February 2009.  Bearing Point, Inc. was replaced by Watson Wyatt Worldwide, Inc. in the Peer Group effective January 1, 2009.  On January 1, 2010, Watson Wyatt Worldwide, Inc. merged with Towers Perrin to form Towers Watson & Co (TW).

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

(c) During the fourth quarter of 2011, the Company acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock or the exercise of options as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 25, 2011	233	$13.40	N/A	N/A
October 27, 2011	143	14.25	N/A	N/A
October 28, 2011	308	14.23	N/A	N/A
November 5, 2011	723	14.04	N/A	N/A
November 19, 2011	329	12.98	N/A	N/A

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statement of Income Data:
Total revenues	$180,899	$161,534	$132,886	$100,575	$85,755
Operating income	38,508	29,398	22,021	18,609	16,127
Income from continuing operations	22,942	18,363	13,946	11,921	11,955
Net income	22,942	18,363	13,946	11,921	11,955
Income per share from continuing operations - basic	0.35	0.28	0.22	0.19	0.19
Income per share from continuing operations - diluted	0.35	0.28	0.22	0.19	0.19
Net income per share - basic	0.35	0.28	0.22	0.19	0.19
Net income per share - diluted	0.35	0.28	0.22	0.19	0.19

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

	December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Total assets	$144,354	$111,376	$123,608	$119,412	$111,376
Long-term debt (includes current portion
of notes payable/capital lease obligations)	-	-	-	-	-
Dividends declared per share:
October 24, 2011	0.25	-	-	-	-
December 3, 2010	-	0.25	-	-	-
February 1, 2010	-	0.30	-	-	-
February 3, 2009	-	-	0.30	-	-
February 4, 2008	-	-	-	0.25	-
January 29, 2007	-	-	-	-	0.75
Total stockholders' equity	65,077	53,270	66,559	67,220	66,865

As further discussed in Note 9 in the Notes to Consolidated Financial Statements included in this Form 10-K, we declared a special cash dividend in October of 2011 totaling approximately $16.2 million, which was paid out of our available cash on January 3, 2012, we declared and paid a special cash dividend totaling approximately $16.2 million out of our available cash in December 2010, we declared and paid a special cash dividend totaling approximately $19.3 million out of our available cash in February 2010, we declared and paid a special cash dividend totaling approximately $19.2 million out of our available cash in February 2009, we declared and paid a special cash dividend totaling approximately $15.7 million out of our available cash and short-term investments in February 2008, and we declared a special cash dividend in January of 2007 totaling approximately $46.7 million, which was paid out of our available cash and short-term investments in February 2007.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution about Forward-Looking Statements

Statements in this Annual Report on Form 10-K regarding NIC and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties.   Certain matters discussed in this report may constitute forward-looking statements within the meaning of the federal securities laws that inherently include certain risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts and an application consolidation project in Texas, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future.  For example, statements like we "expect," we "believe," we "plan," we "intend," or we "anticipate" are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this 2011 Annual Report on Form 10-K.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements.  These include, among others, NIC’s ability to  successfully integrate into its operations recently awarded eGovernment contracts; NIC’s ability to implement its new portal contracts and an application consolidation project in Texas in a timely and cost-effective manner; NIC’s ability to successfully increase the adoption and use of eGovernment services; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; the success of the Company in signing contracts with new states and federal government agencies, including continued favorable government legislation; NIC's ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; the possibility of security breaches through cyber attacks; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of this 2011 Annual Report on Form 10-K.  Investors should read all of these discussions of risks carefully.

We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

What We Do – An Executive Summary

We are a leading provider of eGovernment services that help governments use the Internet to reduce costs and provide a higher level of service to businesses and citizens. We accomplish this currently through two channels: our primary outsourced portal businesses and our software & services businesses.

In our primary outsourced portal business, we generally enter into contracts primarily with state and local governments to design, build, and operate Internet-based enterprise-wide portals on their behalf. We typically enter into multi-year contracts and manage operations for each government partner through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our portals consist of websites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving motor vehicle driver history records, or filing a government-mandated form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments.  We do this by marketing portal services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals.  Our unique self-funded business model allows us to generate revenues by sharing in the fees collected from eGovernment transactions. Our partners benefit because they reduce their financial and technology risks, increase their operational efficiencies, and gain a centralized, customer-focused presence on the Internet, while businesses and citizens gain a faster, more convenient, and more cost-effective means to interact with governments.

On behalf of our government partners, we enter into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services we provide and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain.  Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract to us.  We typically own all the applications developed under these contracts. After completion of the initial contract term, the government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to an increasing number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license.  If our contract was not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to our partners on a fee-for-service basis. We also provide certain payment processing services on a SaaS basis to a few private sector companies and non-NIC portal states, and may continue to market these services to other entities in the future.  Historically, however, revenues from these services have not been significant. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

Currently, we have 27 portals through which we provide outsourced portal services to states, and in addition have been awarded a portal contract in the state of New Jersey, which has not yet fully deployed or become financially viable.  In addition, we currently have contracts with two federal agencies to provide outsourced services.

Our objective is to strengthen our position as the leading provider of Internet-based eGovernment services. Key strategies to achieve this objective include:

●
Renew all current outsourced government portal contracts – First and foremost, we will strive to obtain renewal of all currently profitable outsourced government portal contracts.  As of December 31, 2011, there were 14 contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following December 31, 2011.

●
Win new portal contracts – A key objective of the Company is to win new portal contracts with state and federal government agencies.  We continue to invest in business development and marketing efforts through a combination of strategic advertising and public relations initiatives. We have responded to several active portal procurement opportunities and realized significant benefits from our investment.  In the second quarter of 2009, we acquired the then-current portal management contracts for the state of Texas (collectively, the “Acquired Texas Contracts”).  The Acquired Texas Contracts expired on December 31, 2009, except certain Master Work Order projects, which will expire on August 31, 2012 and others will expire on August 31, 2014. During the third quarter of 2009 we entered into a new seven-year contract with the state of Texas to manage the state’s official government portal (the “New Texas Contract”).  The New Texas Contract commenced on January 1, 2010 and runs through August 31, 2016.  In addition, we were awarded a new contract in New Mexico in the second quarter of 2009 to serve the Motor Vehicle Division and its parent, the New Mexico Taxation and Revenue Department.  The contract runs through June 1, 2013.  We were also awarded a new contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) in 2009 to develop and manage a Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using a transaction-based, self-funded business model.  The PSP commenced operations in the second quarter of 2010.  The contract had an initial term ending on February 16, 2011, with four single-year renewals at the option of the FMCSA.  The contract was renewed for one year in 2011, and during the first quarter of 2012, the FMCSA approved its second one-year contract extension through February 16, 2013.  During the first quarter of 2011, we entered into a new five-year contract with the state of Mississippi, which includes three additional two-year renewals at the option of the state. During the third quarter of 2011, we entered into a three-year contract with the state of Delaware, which includes options for the government to extend the contract for three additional one-year terms.  Also during the third quarter, we entered into a five-year contract with the state of Maryland, which includes three additional one-year renewals at the option of the state.   During the fourth quarter of 2011, the state of Oregon awarded us a 10-year contract.  Also during the fourth quarter, we entered into an agreement with the state of Texas to implement RSA 2.0, an integrated suite of services for the Texas Department of Public Safety (“DPS”). RSA 2.0 is intended to consolidate the current business processes and supporting applications for DPS’s Regulatory Services Division into a single suite of online services.

Our goal is to continue expanding our number of government partners by leveraging our strong relationships with current government partners and our reputation for providing proven eGovernment services. We intend to continue marketing our services to new governments in state, local, and federal jurisdictions.  Our expansion efforts include developing relationships and sponsors throughout an individual government entity, pursuing strategic technology alliances, making presentations at conferences of government executives with responsibility for information technology policy, and developing contacts with organizations that act as forums for discussions between these executives.

●
Increase transactional revenues from our existing government portals – Part of our strategy is to increase transactional revenues from our existing government portals by building new applications and services, taking successful applications and services and implementing them in our other government portal states, and increasing the adoption of existing portal applications and services within each state where we operate.  We intend to accomplish this with new service offerings, increased operational focus, and expanded marketing initiatives. In addition, we will work closely with the governance authority for each of our partner portals to evaluate the pricing of new and existing services to encourage higher usage and increased revenue streams.  We plan to continue our development of new online transactional services that enable government agencies to interact more effectively and efficiently with businesses, citizens, and other government agencies. We will continue to work with government agencies, professional associations, and other organizations to better understand the current and future needs of our customers. We will continue to work with our government partners to create awareness of the online alternatives to traditional government interaction through initiatives such as informational brochures, government voicemail recordings, and inclusion of website information on government communication materials. In addition, we will continue to update our portals to highlight new government service information provided on the portals.  We plan to work with professional associations to directly and indirectly communicate to their members the potential convenience, ease of use, and other benefits of the services our portals offer.

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

Our long-term goal is to grow same state revenues at least 10% per year. Same state portal revenues grew 8% in both 2011 and 2010 and grew 12% in 2009.  Our same state revenue growth in 2011 and 2010 was lower than our growth in 2009 primarily due to lower same state portal software development revenues, which decreased 9% in both 2011 and 2010, and due to lower same state non-DMV, transaction-based revenue growth, as described below.  Non-DMV, transaction-based revenues consist of transaction fees generated by means other than from the sale of motor vehicle driver history, or DMV, records.  As non-DMV, transaction-based revenues continue to become a larger component of overall portal revenues, our growth in same state non-DMV, transaction-based revenues becomes more important.  Same state non-DMV, transaction-based revenues grew 20% in 2011 compared to 22% in 2010 and 25% in 2009.  As further discussed below, the decrease in the rate of growth of same state non-DMV transaction-based revenue in 2011 and 2010 was primarily due to the deployment and increased adoption of key revenue generating services in certain portals during prior year periods.

Growth in DMV transaction-based revenues is also an important factor in our goals for overall same state revenue growth.  Historically, DMV price increases have been relatively infrequent, and our ability to grow same state DMV revenues has been limited, as such revenues have been driven by broader economic factors outside of our control.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.  We believe our DMV revenues in 2011, 2010 and 2009 were negatively affected by the worsening of the broader macroeconomic conditions (same state DMV revenues were flat in 2011, increased 1% in 2010 and were flat in 2009), which we currently expect is likely to continue into 2012.

●
Continue to grow profitability – In addition to driving same state revenue growth, part of our strategy is to increase profitability by driving cost containment efforts throughout the Company and maintaining a lean organizational structure that fosters entrepreneurial decision-making and innovation, and accentuates the strong financial leverage of our business model.

An important financial metric that we use to gauge our portal profitability is portal gross profit percentage, or gross profit rate, which is calculated by dividing portal gross profit (portal revenues minus cost of portal revenues, excluding depreciation and amortization) by portal revenues.  Our portal gross profit rate was 38% in both 2011 and 2010, down from 41% in 2009.  The decrease in our 2010 portal gross profit rate was due mainly to the gross profit percentage from the New Texas Contract, which is currently lower than the company-wide average excluding the New Texas Contract, thereby diluting the overall average.  Also contributing to this decrease was an increase in bank fees.  A growing percentage of our non-DMV, transaction-based revenues is generated from online applications whereby users pay for information or transactions via debit/credit cards.  We typically earn a percentage of the debit/credit card transaction amount, but also must pay an associated fee to the bank that processes the debit/credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we plan to continue to implement these services as they contribute favorably to our operating income growth. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

We also view selling & administrative costs, expressed as a percentage of total revenues, to be an important indicator of the relative year-over-year growth in our corporate level expenses.  Selling & administrative costs as a percentage of total revenues were 16% in 2011, 17% in 2010, and 19% in 2009.  The decrease in 2011 selling & administrative costs as a percentage of total revenues was primarily a result of lower costs related to the SEC matter and derivative action, net of insurance and other reimbursements (which decreased by approximately $2.9 million in 2011), coupled with higher portal revenues, due to strong same state growth and revenues from our newer states, and higher software & services revenues, due mainly to increased adoption of the PSP (which began generating revenues in the second quarter of 2010).  The decrease in 2010 selling & administrative costs as a percentage of total revenues was primarily a result of higher revenues from the New Texas Contract (which totaled $35.8 million in 2010) as compared to revenues from the Acquired Texas Contracts (which totaled $19.8 million in 2009 after the May 2009 acquisition).

Finally, our consolidated operating margin (operating income divided by total revenues) is an important measure of our overall profitability.  This metric was 21% in 2011, 18% in 2010, and 17% in 2009.  The increase in our 2011 operating income margin was primarily attributable to an increase in portal gross profits, which was primarily driven by same state growth, and an increase in software & services gross profits, due mainly to strong results from our contract with the FMCSA to operate the PSP, which began generating revenues in the second quarter of 2010.  Our 2009 operating income margin reflected lower gross profit from our Acquired Texas Contracts, coupled with higher start-up costs related to new contracts entered into during 2009.  In 2009, we also recognized approximately $4.1 million of incremental intangible asset amortization expense related to the Acquired Texas Contracts, partially offset by a nonrecurring gain on acquisition (net of tax) of approximately $2.2 million.  In addition, we incurred approximately $0.8 million of acquisition-related costs in 2009, as further discussed in Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Overview of Business Models and Revenue Recognition

We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services.  The portal category includes revenues and cost of revenues primarily from our subsidiaries operating state and local government portals on an enterprise-wide outsourced basis.  The software & services category primarily includes revenues and cost of revenues from our subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies.  We currently derive revenue from three main sources: transaction-based fees, time and materials-based fees for application development, and fixed fees for portal management services.  Each of these revenue types and the corresponding business models are further described below.

Our outsourced portal businesses

We categorize our portal revenues according to the underlying source of revenue.  A brief description of each category follows:

●
DMV transaction-based: these are transaction fees from the sale of electronic access to motor vehicle driver history records, referred to as DMV records, from our state portals to data resellers, insurance companies, and other pre-authorized customers on behalf of our state partners, and are generally recurring.

●
Non-DMV transaction-based: these are transaction fees from sources other than the sale of DMV records, for transactions conducted by business users and consumer users through our portals, and are generally recurring.  For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 in this Form 10-K.

●
Portal management:  these are revenues from the performance of fixed fee portal management services for our government partners in the states of Arizona, Indiana, and Delaware and are generally recurring.

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

The highest volume, most commercially valuable service we offer is electronic access to DMV records.  This service accounted for approximately 36%, 39%, and 42% of total revenues in 2011, 2010, and 2009, respectively.  We believe that while this service will continue to be an important source of revenue, its contribution as a percentage of total revenues on an individual portal basis will decline modestly as other sources grow. LexisNexis Risk Solutions (formerly ChoicePoint), which resells these records to the auto insurance industry, accounted for approximately 28%, 27%, and 32% of total revenues in 2011, 2010, and 2009, respectively.

In our outsourced portal businesses for 2011, DMV transaction-based revenues represented approximately 38% of portal revenues, non-DMV transaction-based revenues represented approximately 48%, portal software development revenues represented approximately 9%, and portal management revenues represented approximately 5%.  Approximately 76% of our transaction-based revenues related to business-to-government transactions, while the remaining 24% related to citizen-to-government transactions.

Transaction-based revenues from our outsourced state portal business units are highly correlated to state population, but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises, and the government entity's development of policy and information technology infrastructure supporting electronic government.

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

We charge for electronic access to records on a per-record basis and, depending upon government policies, also on a fixed or sliding scale bulk basis. Our fees are set by negotiation with the government agencies that control the records and are typically approved by a government sanctioned oversight authority. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit.  We have limited control over the level of fees we are permitted to retain.  We recognize revenues from transactions (primarily transaction-based information access fees and filing fees) on an accrual basis net of the transaction fee due to the government, and we bill end-user customers primarily on a monthly basis. We typically receive a majority of payments via electronic funds transfer and debit/credit card within 25 days of billing and remit payment to governments within 30 to 45 days of the transaction. The costs that we pay state agencies for data access are accrued as accounts receivable and accounts payable at the time revenue from the access of public information is recognized. We typically must remit a certain amount or percentage of these fees to government agencies regardless of whether we ultimately collect the fees. The pricing of transactions varies by the type of transaction and by state.

We expense as incurred all employee costs to start up, operate, and maintain outsourced government portals as costs of performance under the contracts because, after the completion of a defined contract term, the government entities with which we contract typically receive a perpetual, royalty-free license to the applications we developed.  Such costs are included in cost of portal revenues in the consolidated statements of income.

Our software & services businesses

NIC Technologies currently derives a significant portion of its revenues from a contract with the FMCSA to develop and manage the PSP for motor carriers nationwide, using a self-funded, transaction-based business model.  The PSP commenced operations in the second quarter of 2010.  NIC Technologies recognizes revenues from this contract (primarily transaction-based information access fees) when the services are provided.  NIC Technologies also derives a portion of its revenues from time and materials application development and outsourced maintenance contracts with the state of Michigan and the FEC and recognizes revenues as services are provided.

Critical Accounting Policies

Many estimates and assumptions involved in the application of generally accepted accounting principles have a material impact on our reported financial condition and operating performance and on the comparability of such reported information over different reporting periods.  A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K.  We have identified the policies below as critical to our business operations and the understanding of our results of operations.  Note that the preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Uncertain Tax Positions

The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  We are also subject to periodic audits by government tax authorities of our income tax returns.  We are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time.  Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Notes 2 and 10 in the Notes to Consolidated Financial Statements included in this Form 10-K for additional detail on our uncertain tax positions.

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

Stock-based Compensation

We measure stock-based compensation cost for service-based restricted stock awards at the grant date based on the calculated fair value of the award, and recognize an expense over the employee’s requisite service period (generally the vesting period of the grant).  We measure stock-based compensation cost for performance-based restricted stock awards at the date of grant, based on the fair value of shares expected to be earned at the end of the performance period, and recognize an expense over the performance period based upon the probable number of shares expected to vest.  We also estimate compensation cost related to awards not expected to vest.   Measuring stock-based compensation cost of restricted stock awards requires judgment, including estimating the probable number of shares expected to vest.  In addition, estimating the number of performance-based restricted stock awards expected to be earned is dependent on our expectations of future operating results over a specified performance period in relation to specified performance criteria.  Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 11 in the Notes to Consolidated Financial Statements included in this Form 10-K for additional detail on our stock-based compensation.

Financial Analysis of Years Ended December 31, 2011, 2010, and 2009

In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

Texas Portal Management Contracts

As further discussed in Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-K, we acquired the Acquired Texas Contracts during the second quarter of 2009, which contracts expired on December 31, 2009, except certain Master Work Order projects will expire on August 31, 2012 and others will expire on August 31, 2014.

As discussed in Item 6 included in this Form 10-K and Note 3 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 16, 2010, during the third quarter of 2009 we entered into the New Texas Contract.  The New Texas Contract commenced on January 1, 2010 and runs through August 31, 2016.

Stock-Based Compensation

The following table presents stock-based compensation expense included in our consolidated statements of income for the three years ended December 31, 2011 (in thousands):
	2011	2010	2009

Cost of portal revenues, exclusive of depreciation & amortization	$908	$1,067	$882
Cost of software & services revenues, exclusive of depreciation & amortization	63	57	27
Selling & administrative	3,539	2,905	2,100
Stock-based compensation expense before income taxes	4,510	4,029	3,009
Income tax benefit	(1,821)	(1,512)	(1,108)
Net stock-based compensation expense	$2,689	$2,517	$1,901

As of December 31, 2011, there was no unrecognized compensation cost remaining related to nonvested stock options.  All remaining stock options either were exercised or expired during 2010. We did not grant any stock options during the years ended December 31, 2011, 2010, or 2009, respectively, and do not currently anticipate granting stock options in the future.  Instead, we currently expect to grant only restricted stock awards.

As of December 31, 2011, there was approximately $5.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards.  We expect to recognize the cost related to unvested restricted stock awards over the next 2.3 years from December 31, 2011.

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

Results of Operations

Key Financial Metrics	2011	2010	2009
Revenue growth - outsourced portals	10%	21%	33%
Same state revenue growth - outsourced portals	8%	8%	12%
Recurring portal revenue as a % of total portal revenues	91%	89%	89%
Gross profit % - outsourced portals	38%	38%	41%
Revenue growth - software & services	67%	47%	14%
Gross profit % - software & services	62%	37%	33%
Selling & administrative expenses as a % of total revenues	16%	17%	19%
Operating income margin % (operating income as a % of total revenues)	21%	18%	17%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.
Portal Revenue Analysis	2011	% Change	2010	% Change	2009
DMV transaction-based	$64,985	3%	$62,873	12%	$56,179
Non-DMV transaction-based	81,313	21%	67,409	35%	50,092
Portal software development	15,515	(9%)	17,080	16%	14,732
Portal management	8,463	8%	7,814	3%	7,571
Total	$170,276	10%	$155,176	21%	$128,574

Portal revenues for 2011 increased 10%, or approximately $15.1 million, over 2010.  Of this increase, (i) 8%, or approximately $12.1 million, was attributable to an increase in same state portal revenues (portals in operation and generating revenues for two full periods); and (ii) 2%, or approximately $3.0 million, was attributable to increases from our newer portals, including Mississippi ($2.3 million), which began generating revenues in May 2011; Delaware ($0.3 million), which began generating revenues in October 2011; and New Jersey ($0.4 million), which began generating revenues in April 2011, but is not yet financially viable.  Our 10% portal revenue growth for 2011 was lower than the 21% growth we achieved in the prior year primarily due to revenues from the Texas portal which were included in 2011 and 2010 results for the entire year.  Revenues from the Acquired Texas Contracts were included in 2009 results for only seven months (from the May 29, 2009 acquisition date, as disclosed in Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-K).

Same state portal revenues in 2011 increased 8%, or approximately $12.1 million, over 2010 due to increased revenues from our Colorado, Indiana, and Texas portals, among others.  Our same state revenue growth in 2011 was driven by same state non-DMV transaction-based revenue growth of 20%, while same state DMV transaction-based revenues were flat.  The increase in non-DMV transaction-based revenues was attributable to strong performance from several key applications, including payment processing, motor vehicle registrations, tax filings, and professional license renewals.  Our same state revenue growth in the current year was consistent with the 8% revenue growth we achieved in 2010.  Same state portal software development revenues decreased 9% in 2011 and 2010 due in part to ongoing state government budget challenges, which caused some project delays and cancellations in both years and a few significant time and materials projects in prior years that did not recur.  Our same state non-DMV transaction-based revenue growth in 2011 was lower than the 22% growth we achieved in 2010 primarily due to the deployment and increased adoption of key revenue-generating services in prior periods and amendments to the Indiana portal contract in 2010, which gave us the ability to build new services under transaction-based models (as opposed to project-based time and materials services under the previous contract).  Same state DMV transaction-based revenue growth was 1% in 2010.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.  We believe our DMV revenues in 2011, 2010, and 2009 were negatively affected by the worsening of the broader macroeconomic conditions, which we expect is likely to continue into 2012.

Portal revenues for 2010 increased 21%, or approximately $26.6 million, over 2009.  Of this increase, (i) 14%, or approximately $17.7 million, was attributable to increases from our newer portals, including Texas ($16.0 million, which included increases in DMV transaction-based revenues of $4.9 million, non-DMV transaction-based revenues of $7.8 million and portal software development revenues of $3.3 million), which began to generate revenues in June 2009, and New Mexico ($1.7 million), which began to generate revenues in October 2009; and (ii) 7%, or approximately $8.9 million, was attributable to an increase in same state portal revenues.  Our portal revenue growth for 2010 was lower than the 33% growth we achieved in 2009 primarily due to the inclusion of revenues from the Acquired Texas Contract for seven months in 2009.

Same state portal revenues in 2010 increased 8%, or approximately $8.9 million, over 2009, with same state non-DMV transaction-based revenues increasing 22%, same state DMV transaction-based revenues increasing 1%, and same state portal software development revenues decreasing 9%.  Our same state revenue growth in 2010 was lower than the 12% growth we achieved in 2009 primarily due to lower same state portal software development revenues and modestly lower same state non-DMV transaction-based revenue growth (same state non-DMV transaction-based revenue growth was 25% in 2009).  The decrease in same state portal software development revenues in 2010 was the result of a few significant non-recurring time and materials projects in the prior year.  The decrease in the rate of growth of same state non-DMV transaction-based revenues in 2010 was due in part to higher growth in payment processing revenues from our Alabama portal in 2009.  Same state DMV revenues increased 1% in 2010 and were flat in 2009.  We believe our DMV revenues in both 2010 and 2009 were negatively affected by the worsening of the broader macroeconomic conditions.

COST OF PORTAL REVENUES.  In the analysis below, we have categorized our cost of portal revenues between fixed and variable costs (in thousands), with the corresponding percentage increase or decrease from the prior year period.  Fixed costs include such costs as employee compensation (including stock-based compensation), telecommunication, and all other costs associated with the provision of dedicated client service such as dedicated facilities.  Variable costs consist of costs that vary with our level of portal revenues and primarily include bank fees required to process debit/credit card and automated clearinghouse transactions and, to a lesser extent, costs associated with revenue share arrangements with our state partners.
Cost of Portal Revenue Analysis	2011	% Change	2010	% Change	2009
Fixed costs	$66,172	3%	$64,322	16%	$55,364
Variable costs	38,558	23%	31,230	49%	20,972
Total	$104,730	10%	$95,552	25%	$76,336

Cost of portal revenues in 2011 increased 10%, or approximately $9.2 million, over 2010.  Of this increase, (i) 7%, or approximately $6.4 million, was attributable to an increase in same state cost of portal revenues; and (ii) 3%, or approximately $2.8 million, was attributable to our newer portals in Mississippi, New Jersey, Oregon, Maryland, and Delaware.  Our 10% cost of portal revenue growth for 2011 was lower than the 25% growth recognized in the prior year primarily due to higher growth in cost of portal revenues from the Texas portal in 2010, which was our first full year managing that portal.

The increase in same state cost of portal revenues in 2011 was primarily attributable to an increase in variable fees to process debit/credit card transactions, particularly from our portals in Indiana, Texas, and Colorado.  A significant percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via debit/credit cards.  We typically earn a percentage of the debit/credit card transaction amount, but also must pay an associated interchange fee to the bank that processes the debit/credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications.  However, we plan to continue to implement these services as they contribute favorably to our operating income growth.  Although we did experience a reduction in debit interchange fees in the fourth quarter of 2011 as a result of the Durbin Amendment under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which places limits on debit card interchange rates that card issuing banks may charge, and which became effective on October 1, 2011, we are unable to predict whether such limits going forward will result in an increase in other fees that banks charge us to process credit card and other electronic transactions.

Cost of portal revenues in 2010 increased 25%, or approximately $19.2 million, over 2009.  Of this increase, (i) 18%, or approximately $13.4 million, was attributable to increases from our newer portals, including Texas ($12.5 million, which included increases in fixed costs of $7.6 million and variable costs of $4.9 million) and New Mexico ($0.5 million), and an increase in other portal-related start-up costs ($0.4 million); and (ii) 7%, or approximately $5.8 million, was attributable to an increase in same state cost of portal revenues.

The increase in same state cost of portal revenues in 2010 was primarily attributable to an increase in variable fees to process debit/credit card transactions, as described above, particularly from our portals in Colorado and Indiana.

Our portal gross profit percentage was 38% in both 2011 and 2010, down from 41% in 2009. The decrease in 2010 was due to the increase in cost of portal revenues, as described above.  In addition, the gross profit percentage from the New Texas Contract was lower than the company-wide average excluding the New Texas Contract.  Portal revenues from the New Texas Contract were approximately $35.8 million in 2010, while portal revenues from the Acquired Texas Contracts after the May 2009 acquisition were approximately $19.8 million in the prior year.  Cost of portal revenues from the New Texas Contract was approximately $26.2 million in 2010, while cost of portal revenues from the Acquired Texas Contracts after the May 2009 acquisition was approximately $13.7 million in the prior year.  Excluding revenues and cost of revenues from the New Texas Contract in 2010 and the Acquired Texas Contracts in 2009, our portal gross profit percentage would have been 42% in both 2010 and 2009.  We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

Software & Services Revenue Analysis	2011	% Change	2010	% Change	2009
NIC Technologies	$9,174	79%	$5,120	76%	$2,912
Other	1,449	17%	1,238	(12%)	1,400
Total	$10,623	67%	$6,358	47%	$4,312

Software & services revenues increased 67% and 47%, or approximately $4.3 million and $2.0 million, in 2011 and 2010, respectively, due mainly to higher revenues from our contract with the FMCSA as a result of increased adoption of the PSP.  Revenues from the PSP increased $4.1 million and $2.0 million in 2011 and 2010, respectively following the commencement of this service in the second quarter of 2010.  We currently expect our PSP revenue growth to moderate in 2012 as we begin to cycle against prior periods that had high growth rates resulting from rapid adoption of the service during its early stages.

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues increased 1% and 37%, or approximately $0.1 million and $1.1 million, in 2011 and 2010, respectively.  The 2010 increase was primarily attributable to an increase in costs associated with our contract with the FMCSA, which increased $1.6 million in 2010. The 2010 increase in cost of software & services revenues was partially offset by lower expenses due to the completion of a contract with the California Secretary of State in the first quarter of 2010. Our software & services gross profit percentage was 62% and 37% in 2011 and 2010, respectively, due to higher revenues from the PSP, as described above.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in 2011 increased 3%, or approximately $0.8 million, over 2010.  Selling & administrative expenses in 2011 included approximately $4.2 million of legal fees and other third-party costs related to the previously disclosed SEC matter and derivative action.  These expenses were reduced by approximately $4.5 million of reimbursement from our directors’ and officers’ liability insurance carrier and approximately $0.2 million of reimbursement from Mr. Fraser, our former Chairman of the Board and Chief Executive Officer, related to the settlement of the derivative action, resulting in a net decrease in expense of approximately $0.5 million for 2011.  In 2010, the Company incurred approximately $5.1 million in legal fees, civil penalties, and other third-party costs, including a $0.5 million expense recorded in the third quarter of 2010 in anticipation of paying a civil penalty in connection with the Company’s settlement with the SEC in early 2011, and received approximately $2.7 million of directors’ and officers’ liability insurance reimbursement, resulting in a net increase in expense of approximately $2.4 million.  Selling & administrative expenses for the year ended December 31, 2009 included approximately $1.0 million of legal fees and other costs incurred in connection with the SEC matter; we received no directors’ and officers’ liability insurance reimbursements in 2009.  As discussed in Note 8 in the Notes to Consolidated Financial Statements included in this Form 10-K, we were the subject of a formal SEC investigation of expense reporting by certain officers of the Company and certain potentially related matters, which has since been concluded for the Company and certain current and former officers with the exception of our Chief Financial Officer.

We expect to continue to incur obligations to advance legal fees and other expenses to our Chief Financial Officer in connection with the previously disclosed civil action by the SEC against him.  We are not a party to the civil action, but are obligated to provide indemnification in certain circumstances (including advancing certain defense costs) to our Chief Financial Officer in accordance with our certificate of incorporation and bylaws and our indemnification agreement with him.  In addition, we expect to incur costs responding to subpoenas and other discovery requests relating to the civil action.  Our directors’ and officers’ liability insurance carrier has agreed to reimburse us for certain reasonable costs of defense advanced by us to our Chief Financial Officer in the SEC civil action.  We are not able to estimate or predict the extent of any indemnification obligation to our Chief Financial Officer or other costs resulting from the civil action, the amount or timing of and eligibility for reimbursements from our directors’ and officers’ liability insurance carrier associated with the civil action, any possible loss or possible range of loss associated with the civil action, or any potential effect on our business, results of operations, cash flows, or financial condition.  We promptly submit any invoices potentially reimbursable under our directors’ and officers’ liability insurance policies to our insurance carrier for reimbursement.  For expenses that are subject to reimbursement, we do not generally receive reimbursement for 90 to 120 days.  To the extent the Company’s directors’ and officers’ liability insurance carrier reimburses the Company for expenses previously recorded in selling & administrative expenses, the Company will treat any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.

In 2011, legal fees and other third-party costs and penalties related to the SEC matter and derivative action, net of directors’ and officers’ liability insurance and other reimbursements, decreased approximately $2.9 million from 2010, while other selling & administrative expenses increased by approximately $3.7 million, due mainly to higher personnel and software and maintenance costs to support and enhance corporate-wide information technology, security and portal operations, higher incentive compensation and benefit costs (including stock-based compensation), and additional expenses of approximately $0.3 million related to the Micro Focus litigation settlement and defense attorney fees as described in Note 8 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Selling & administrative expenses in 2010 increased 9%, or approximately $2.3 million, over 2009.  This increase was primarily attributable to a combination of higher incentive compensation and benefit expense (including stock-based compensation for annual grants of restricted stock to certain management-level employees, executive officers, and non-employee directors) of approximately $1.0 million and higher legal fees and other third-party costs related to the SEC matter, as further discussed above.

As a percentage of total revenues, selling & administrative expenses were 16% in 2011, 17% in 2010, and 19% in 2009.  The decrease in 2011 primarily reflects lower costs related to the SEC matter and derivative action, net of insurance and other reimbursements, and higher total revenues in the current year, as further discussed above.  The decrease in 2010 was primarily a result of significant incremental revenues from the Texas portal (which totaled $35.8 million in 2010 compared to $19.8 million in 2009).

NONRECURRING GAIN ON ACQUISITION OF BUSINESS (NET OF TAX).  We recognized a nonrecurring gain of approximately $2.2 million (net of tax of approximately $1.2 million) on the acquisition of the Acquired Texas Contracts in 2009, as further discussed in Note 4 in the Notes to Consolidated Financial Statements included in this Form 10-K.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLE ASSETS.   We recognized intangible asset amortization expense of approximately $0.3 million, $0.3 million and $4.1 million related to the Acquired Texas Contracts in 2011, 2010 and 2009, respectively, as further discussed in Note 5 in the Notes to Consolidated Financial Statements included in this Form 10-K.

DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense in 2011 increased 5%, or approximately $0.2 million, over 2010.  This increase was primarily attributable to capital expenditures for new state portal contracts and for our centralized hosting environment to support and enhance corporate-wide information technology and security.  Depreciation & amortization expense in 2010 increased 8%, or approximately $0.3 million, over 2009.  This increase was primarily attributable to capital expenditures for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software and office furniture and equipment to support and enhance corporate-wide information technology security and portal operations, and amortization of capitalized internal use computer software that has been placed in service.

As a percentage of total revenues, depreciation & amortization was 3% in 2011, 2010, and 2009, respectively.  We will continue to make key information technology infrastructure and security investments to support the long-term expansion of our portal business.

INCOME TAXES.  Our effective tax rate was approximately 40% in 2011, 38% in 2010, and 37% in 2009.  Our effective tax rate for 2010 was lower than the rate customarily expected due primarily to the effect of a favorable benefit related to the federal research and development tax credit totaling approximately $0.9 million.  In addition, we recognized a decrease in the liability for uncertain tax positions totaling approximately $0.1 million in 2010, as further discussed in Note 10 in the Notes to Consolidated Financial Statements included in this Form 10-K.  Our effective tax rate for 2009 was lower than the rate customarily expected due primarily to the nonrecurring gain on acquisition of business being presented net of taxes (of approximately $1.2 million) in operating income, as required by authoritative accounting guidance for business acquisitions.  Including the tax impact related to the nonrecurring gain on acquisition of business, our effective tax rate would have been approximately 40% in 2009.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $30.6 million in 2011 compared to $22.0 million in 2010.  The increase in cash flow from operations was primarily the result of a year-over-year increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation, combined with the timing of payments to certain of our government partners due to an increase in fourth quarter tax payment processing from tax filing applications (primarily in Hawaii and Arkansas), which increased accounts payable.  These increases were partially offset by a corresponding increase in accounts receivable due to the tax payment processing services noted above, and a general increase in revenues across our various businesses in 2011.

Net cash provided by operating activities was $22.0 million in 2010 compared to $30.5 million in 2009.  As a result of our NOL carryforwards and alternative minimum tax credits, we paid only a minor amount of federal income taxes prior to 2010, and paid income taxes in certain states.  This positively affected our operating cash flow during the NOL carryforward period.  The Company fully utilized its federal NOL carryforwards in 2009 and made significantly higher estimated quarterly tax payments in 2010. For the years ended December 31, 2011, 2010, and 2009, combined federal and state income tax payments totaled approximately $11.7 million, $12.2 million, and $1.4 million, respectively.

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

Investing Activities

Cash used in investing activities in 2011 primarily reflects $6.1 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance corporate-wide information technology security, including Web servers, purchased software, and office equipment.

Cash used in investing activities in 2010 primarily reflects $4.1 million of capital expenditures for normal fixed asset additions in our outsourced portal businesses and in our centralized hosting environment to support and enhance corporate-wide information technology security, including Web servers, purchased software, and office equipment.

Cash used in investing activities in 2009 primarily reflects $1.5 million in cash paid for the Acquired Texas Contracts and $3.4 million of capital expenditures for normal fixed asset additions in our outsourced portal business, including Web servers, purchased software, and office equipment.

In addition, we capitalized approximately $0.5 million of internal-use software development costs relating to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems in each of fiscal years 2011, 2010, and 2009.

Financing Activities

Financing activities in 2011 reflect the classification of $16.2 million of our available cash as restricted to pay the $0.25 per share special cash dividend we declared on October 24, 2011, which was paid on January 3, 2012.  Financing activities in 2011 also reflect tax deductions of approximately $1.5 million related to stock-based compensation (see Note 10 in the Notes to the Consolidated Financial Statements included in this Form 10-K) and the receipt of $0.7 million from our employee stock purchase program.

Financing activities in 2010 reflect the payment of $35.5 million of special cash dividends, partially offset by the receipt of $0.7 million in proceeds from our employee stock purchase program and tax deductions of approximately $0.4 million related to stock-based compensation.

Financing activities in 2009 reflect the payment of a $19.2 million special cash dividend, partially offset by tax deductions of approximately $1.6 million related to stock-based compensation, $0.2 million in proceeds from the exercise of employee stock options for cash and $0.5 million in proceeds from our employee stock purchase program.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and also accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended December 31, 2011 and 2010 were approximately $772.0 million and $630.3 million, respectively.  The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for each of the three-month periods ended December 31, 2011 and 2010 was six days.

We believe our working capital and current ratio are important measures of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, increased to $56.2 million at December 31, 2011, from $43.8 million at December 31, 2010.  The increase in our working capital is primarily due to an increase in cash and cash equivalents as further described above.  Our current ratio, defined as current assets divided by current liabilities, was 1.7 and 1.8 at December 31, 2011 and December 31, 2010, respectively.

At December 31, 2011, our unrestricted cash and cash equivalents balance was $61.6 million compared to $51.7 million at December 31, 2010.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives, and special dividend payments for at least the next 12 months without the need of additional capital.  As further discussed in Note 7 in the Notes to Consolidated Financial Statements included in this Form 10-K, on May 1, 2011, we entered into an amendment to extend the credit facility to May 1, 2014.  We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes.  We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility.  In total, we had $3.1 million in available capacity to issue additional letters of credit and $8.1 million of unused borrowing capacity at December 31, 2011 under the facility.  We were in compliance with all of the financial covenants under the revolving credit facility at December 31, 2011.

We issue letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of our outsourced government portal contracts.  These irrevocable letters of credit are generally in force for one year.  Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.  We had unused outstanding letters of credit totaling approximately $1.9 million at December 31, 2011.  We are not currently required to cash collateralize these letters of credit.  However, even though we currently expect to be profitable in fiscal 2012, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.

At December 31, 2011, we were bound by performance bond commitments totaling approximately $4.8 million on certain outsourced government portal contracts.  We have never had any defaults resulting in draws on performance bonds.  Had we been required to post 100% cash collateral at December 31, 2011 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $7.7 million and would have been classified as restricted cash.

We currently expect our capital expenditures to be approximately $13.0 million to $13.5 million in fiscal 2012, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions and capital expenditures to implement our new portal contracts and to implement RSA 2.0 for the Texas Department of Public Safety described in this Form 10-K.

On October 24, 2011, we declared a $0.25 per share special cash dividend totaling approximately $16.2 million that was paid on January 3, 2012 out of available cash.  We do not believe that this dividend will have a significant effect on our future liquidity.  Our future liquidity may be adversely affected to the extent we incur obligations to advance or pay significant legal fees and other expenses that are not covered by our directors’ and officers’ liability insurance in connection with the civil action by the SEC against our Chief Financial Officer.  Our directors’ and officers’ liability insurance carrier has agreed to reimburse the Company for certain reasonable costs of defense advanced by the Company to our Chief Financial Officer in the SEC civil action, as further discussed above and in Part I, Item 1A and Note 8 in the Notes to Consolidated Financial Statements included in this Form 10-K.  We may need to raise additional capital within the next 12 months to further:

●	fund operations if unforeseen costs arise;

●	support our expansion into other states and government agencies beyond what is contemplated if unforeseen opportunities arise;

●	expand our product and service offerings beyond what is contemplated if unforeseen opportunities arise;

●	respond to unforeseen competitive pressures; and

●	acquire technologies beyond what is contemplated.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements.  The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2011 (in thousands):

		Less than 1			More than
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$15,362	$3,653	$6,125	$3,770	$1,814
Income tax uncertainties	587	-	587	-	-
Long-term debt obligations	-	-	-	-	-
Capital lease obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total contractual cash obligations	$15,949	$3,653	$6,712	$3,770	$1,814

While we have significant operating lease commitments for office space, except for our headquarters those commitments are generally tied to the period of performance under related portal contracts.

We have income tax uncertainties of approximately $0.6 million at December 31, 2011.  These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year.  We estimate that these matters could be resolved in one to three years as reflected in the table above.  However, the ultimate timing of resolution is uncertain.   See Notes 2 and 10 in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion on income taxes.

Recent Accounting Pronouncements

Refer to Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K for a description of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.  Our cash and cash equivalents are generally subject to market risk due to changes in interest rates.  At December 31, 2011, the amount of cash held in domestic non-interest bearing transaction accounts was approximately $60.6 million, while the amount of cash held in interest-bearing transaction accounts was approximately $1.0 million. Interest rates related to the interest bearing transaction accounts may produce less income than expected if interest rates fall.  Current yields associated with these securities have decreased significantly due to the increased demand for more conservative investments in light of the recent credit crisis.  Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates, but is not expected to materially impact results of operations.  A 10% change in interest rates would not have a material effect on our financial condition, results of operations, or cash flows.

Borrowings under our line of credit bear interest at a floating rate. Interest on amounts borrowed is payable at a Eurodollar rate or a base rate equal to the higher of the Federal Funds Rate plus 0.5% or the bank’s prime rate.  We currently have no principal amounts of indebtedness outstanding under our line of credit.

We do not use derivative financial instruments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NIC Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of NIC Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
February 24, 2012

NIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$61,639,064	$51,686,503
Cash restricted for payment of dividend	16,230,966	-
Trade accounts receivable, net	49,305,881	42,059,099
Deferred income taxes, net	915,728	871,817
Prepaid expenses & other current assets	5,994,024	5,920,118
Total current assets	134,085,663	100,537,537
Property and equipment, net	8,852,830	6,758,485
Intangible assets, net	1,088,115	1,539,080
Deferred income taxes, net	83,309	2,297,768
Other assets	243,773	243,415
Total assets	$144,353,690	$111,376,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,038,059	$41,598,692
Accrued expenses	16,293,290	14,463,748
Dividend payable	16,230,966	-
Other current liabilities	309,441	694,424
Total current liabilities	77,871,756	56,756,864

Other long-term liabilities	1,405,172	1,349,712
Total liabilities	79,276,928	58,106,576

Commitments and contingencies (Notes 2, 3, 7, 8 and 10)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000,000 shares authorized,
64,178,101 and 63,705,851 shares issued and outstanding	6,418	6,371
Additional paid-in capital	96,799,434	107,934,910
Accumulated deficit	(31,729,090)	(54,671,572)
Total stockholders' equity	65,076,762	53,269,709
Total liabilities and stockholders' equity	$144,353,690	$111,376,285

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
Revenues:
Portal revenues	$170,276,434	$155,175,664	$128,573,539
Software & services revenues	10,622,737	6,358,195	4,312,190
Total revenues	180,899,171	161,533,859	132,885,729
Operating expenses:
Cost of portal revenues, exclusive of depreciation &
amortization	104,729,936	95,552,116	76,336,220
Cost of software & services revenues, exclusive of
depreciation & amortization	4,030,917	3,980,365	2,896,456
Selling & administrative	28,731,758	27,926,440	25,650,798
Nonrecurring gain on acquisition of business, net of tax	-	-	(2,184,255)
Amortization of acquisition-related intangible assets	323,076	323,076	4,130,256
Depreciation & amortization	4,575,412	4,353,748	4,035,410
Total operating expenses	142,391,099	132,135,745	110,864,885
Operating income	38,508,072	29,398,114	22,020,844
Other income (expense), net	(34,820)	(9,557)	51,705
Income before income taxes	38,473,252	29,388,557	22,072,549
Income tax provision	15,530,770	11,025,510	8,126,556
Net income	$22,942,482	$18,363,047	$13,945,993

Basic net income per share (Note 2)	$0.35	$0.28	$0.22
Diluted net income per share (Note 2)	$0.35	$0.28	$0.22

Weighted average shares outstanding:
Basic	64,017,813	63,511,383	63,002,361
Diluted	64,156,669	63,609,080	63,080,165

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2009	62,778,564	$6,278	$154,193,907	$(86,980,612)	$67,219,573
Net income	-	-	-	13,945,993	13,945,993
Dividends declared	-	-	(19,149,970)	-	(19,149,970)
Shares surrendered and cancelled upon exercise of stock options
and vesting of restricted stock to satisfy tax withholdings	(100,280)	(10)	(701,198)	-	(701,208)
Stock option exercises and restricted stock vestings	455,966	46	206,177	-	206,223
Stock-based compensation	-	-	3,008,567	-	3,008,567
Tax deductions relating to stock-based compensation	-	-	1,564,480	-	1,564,480
Issuance of common stock under employee stock purchase plan	105,223	10	465,076	-	465,086
Balance, December 31, 2009	63,239,473	6,324	139,587,039	(73,034,619)	66,558,744
Net income	-	-	-	18,363,047	18,363,047
Dividends declared	-	-	(35,501,457)	-	(35,501,457)
Dividend equivalents on performance-based restricted stock awards	-	-	(346,751)	-	(346,751)
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(127,445)	(13)	(966,244)	-	(966,257)
Stock option exercises and restricted stock vestings	438,949	44	72,725	-	72,769
Stock-based compensation	-	-	4,029,022	-	4,029,022
Tax deductions relating to stock-based compensation	-	-	381,315	-	381,315
Issuance of common stock under employee stock purchase plan	154,874	16	679,261	-	679,277
Balance, December 31, 2010	63,705,851	6,371	107,934,910	(54,671,572)	53,269,709
Net income	-	-	-	22,942,482	22,942,482
Dividends declared	-	-	(16,230,966)	-	(16,230,966)
Dividend equivalents on performance-based restricted stock awards	-	-	(109,610)	-	(109,610)
Restricted stock vestings	532,870	53	119,904	-	119,957
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(164,213)	(16)	(1,921,564)	-	(1,921,580)
Stock-based compensation	-	-	4,509,727	-	4,509,727
Tax deductions relating to stock-based compensation	-	-	1,509,039	-	1,509,039
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	336,404	-	336,404
Issuance of common stock under employee stock purchase plan	103,593	10	651,590	-	651,600
Balance, December 31, 2011	64,178,101	$6,418	$96,799,434	$(31,729,090)	$65,076,762

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$22,942,482	$18,363,047	$13,945,993
Adjustments to reconcile net income to net cash provided by operating activities, excluding the effects of acquisition:
Amortization of acquisition-related intangible assets	323,076	323,076	4,130,256
Depreciation & amortization	4,575,412	4,353,748	4,035,410
Stock-based compensation expense	4,509,727	4,029,022	3,008,567
Deferred income taxes	788,258	(187,132)	3,493,455
Nonrecurring gain on acquisition of business, net of tax	-	-	(2,184,255)
(Gain) loss on disposal of property and equipment	37,857	12,690	(2,872)
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(7,246,782)	(3,095,308)	(1,467,177)
(Increase) decrease in prepaid expenses & other current assets	1,308,384	(1,664,493)	1,746,076
(Increase) in other assets	(358)	(1,122)	(96,977)
Increase (decrease) in accounts payable	3,439,367	(1,273,509)	1,080,857
Increase (decrease) in accrued expenses	(92,038)	357,945	3,565,705
Increase (decrease) in other current liabilities	(265,026)	29,742	(447,608)
Increase (decrease) in other long-term liabilities	282,254	742,975	(286,707)
Net cash provided by operating activities	30,602,613	21,990,681	30,520,723

Cash flows from investing activities:
Purchases of property and equipment	(6,136,666)	(4,102,176)	(3,355,011)
Proceeds from sale of property and equipment	7,711	3,813	18,403
Capitalized internal use software development costs	(450,770)	(469,602)	(509,986)
Acquisition of business	-	-	(1,500,000)
Net cash used in investing activities	(6,579,725)	(4,567,965)	(5,346,594)

Cash flows from financing activities:
Cash dividends on common stock	-	(35,501,457)	(19,149,970)
Cash restricted for payment of dividend	(16,230,966)	-	-
Proceeds from employee common stock purchases	651,600	679,277	465,086
Proceeds from exercise of employee stock options	-	72,769	206,223
Tax deductions related to stock-based compensation	1,509,039	381,315	1,564,480
Net cash used in financing activities	(14,070,327)	(34,368,096)	(16,914,181)

Net increase (decrease) in cash and cash equivalents	9,952,561	(16,945,380)	8,259,948
Cash and cash equivalents, beginning of period	51,686,503	68,631,883	60,371,935
Cash and cash equivalents, end of period	$61,639,064	$51,686,503	$68,631,883

Other cash flow information:
Income taxes paid	$11,726,661	$12,189,184	$1,359,193

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

In its primary outsourced portal business, the Company generally designs, builds, and operates Internet-based, portals on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete government-based transactions online.  These portals consist of websites and applications the Company has built that allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving motor vehicle driver history records, or filing a government-mandated form or report.  Operating under multiple-year contracts (see Note 3), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy.  NIC’s self-funded business model allows the Company to generate revenues by sharing in the fees the Company collects from eGovernment transactions.  The Company’s government partners benefit through reducing their financial and technology risks, increasing their operational efficiencies, and gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient, and more cost-effective means to interact with governments.  The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the outsourced government portals.

The Company’s software & services businesses primarily include its subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies.  In 2009, NIC Technologies entered into a contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model.  The PSP commenced operations in the second quarter of 2010.  The contract had an initial term ending on February 16, 2011, with four single-year renewals at the option of the FMCSA.  The contract was renewed for one year in 2011, and during the first quarter of 2012, the FMCSA approved its second one-year contract extension through February 16, 2013.  NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies through its contracts with the Federal Election Commission (“FEC”) and the state of Michigan.  The contract with the FEC expires on June 30, 2012 and the contract with the state of Michigan expires on December 31, 2012.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services.  The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating enterprise-wide outsourced portals on behalf of state and local governments.  The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies.  The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, amortization of acquisition-related intangible assets, and depreciation & amortization.  Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), telecommunications, fees required to process debit/credit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities.  Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses.  Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent.  Selling & administrative costs also consist of stock-based compensation and corporate-level expenses for market development and public relations.  In addition, selling & administrative costs include legal fees and other expenses, net of directors’ and officers’ liability insurance and other reimbursements received, incurred in connection with the previously disclosed SEC matter and derivative action (see Note 8).  In 2009, selling & administrative costs also include acquisition-related costs for the portal management contracts in the state of Texas (see Note 4).

Certain prior year amounts have been reclassified to conform to the 2011 presentation.

Basis of consolidation

The accompanying consolidated financial statements consolidate the Company together with all of its direct and indirect wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

Cash and cash equivalents

Cash and cash equivalents primarily include cash on hand in the form of bank deposits.  For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all non-restricted highly liquid instruments purchased with an original maturity of one month or less to be cash equivalents.

Cash restricted for payment of dividend

Restricted cash represents cash which is restricted for use by NIC.  On October 24, 2011, the Company’s Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of December 19, 2011.  The dividend, totaling approximately $16.2 million, was paid on January 3, 2012.  Cash used to pay the special dividend is classified as restricted at December 31, 2011.

Trade accounts receivable

The Company records trade accounts receivable at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts.  The Company calculates this allowance based on its history of write-offs, the level of past-due accounts, and its relationship with, and the economic status of, its customers.  Trade accounts receivable are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded when received.  The allowance for doubtful accounts at December 31, 2011 and 2010 was $0.5 million and $0.6 million, respectively.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 8 years for furniture and fixtures, 3-10 years for equipment, 3-5 years for purchased software, and the lesser of the term of the lease or 5 years for leasehold improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in results of operations for the period. The cost of maintenance and repairs is charged to expense as incurred.  Significant renewals and betterments are capitalized.

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

Software development costs and intangible assets

The Company expenses as incurred all employee costs to start up, operate, and maintain government portals on an outsourced basis as costs of performance under the contracts because, after the completion of a defined contract term, the government entities with which the Company contracts typically receive a perpetual, royalty-free license to the applications the Company developed.  Such costs are included in cost of portal revenues in the consolidated statements of income.

The Company accounts for the costs of developing internal use computer software in accordance with authoritative accounting guidance for internal use computer software, whereby certain costs of developing internal use computer software are capitalized and amortized over their estimated useful life.  For internal use computer software, the estimated economic life is typically 36 months from the date the software is placed in production.  At December 31, 2011 and 2010, such costs are included in intangible assets in the consolidated balance sheets.  At December 31, 2011 and 2010, intangible assets also include the rights to the Texas Master Work Order (see Notes 4 and 5).

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

Accrued expenses

As of each balance sheet date, the Company estimates expenses which have been incurred but not yet paid or for which invoices have not yet been received.  Significant components of accrued expenses consist primarily of employee compensation and benefits (including bonuses, vacation, health insurance and employer 401(k) contributions), third-party professional service fees, payment processing fees, and miscellaneous other accruals.

Revenue recognition

Portal revenues

The Company recognizes revenue from providing enterprise-wide outsourced government portal services (primarily transaction-based information access fees and filing fees) net of the transaction fees due to the government when the services are provided. The fees that the Company must remit to state agencies for data access and other statutory fees are accrued as accounts payable at the time services are provided. The Company must remit a certain amount or percentage of these fees to government agencies regardless of whether the Company ultimately collects the fees.  As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates.

Revenue from service contracts to provide portal consulting, application development, and management services to governments is recognized as the services are provided at rates provided for in the contract.

Amounts received prior to providing services are recorded as unearned revenue.  At each balance sheet date, the Company makes a determination as to the portion of unearned revenue that will be earned within one year and records that amount in other current liabilities in the consolidated balance sheets. The remainder, if any, is recorded in other long-term liabilities.  Unearned revenues at December 31, 2011 and 2010 were approximately $0.3 million and $0.6 million, respectively.

Software & services revenues

The Company’s software & services revenues primarily include revenues from subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies.  NIC Technologies currently derives a significant portion of its revenues from its contract with the FMCSA to develop and manage the PSP for motor carriers nationwide, using a self-funded, transaction-based business model.  NIC Technologies recognizes revenue from its contract with the FMCSA (primarily transaction-based information access fees) when the services are provided.  NIC Technologies also derives a portion of its revenues from time and materials application development and outsourced maintenance contracts with the state of Michigan and the FEC and recognizes revenues as the services are provided.  Its contracts with the state of Michigan and the FEC contain general fiscal funding clauses.  The Company recognizes revenue under these contracts if the probability of cancellation is determined to be a remote contingency.

Stock-based compensation

The Company measures stock-based compensation cost for service-based restricted stock awards at the grant date based on the calculated fair value of the award, and recognizes an expense over the employee’s requisite service period (generally the vesting period of the grant).  The Company measures stock-based compensation cost for performance-based restricted stock awards at the date of grant, based on the fair value of shares expected to be earned at the end of the performance period, and recognizes an expense over the performance period based upon the probable number of shares expected to vest. The Company estimates compensation cost related to awards not expected to vest.  See Note 11 for additional information.

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

The Company does not recognize a tax benefit for uncertain tax positions unless management’s assessment concludes that it is “more likely than not” that the position is sustainable, based on its technical merits.  If the recognition threshold is met, the Company recognizes a tax benefit based upon the largest amount of the tax benefit that is greater than 50% likely to be realized.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of income.

Fair value of financial instruments

The carrying values of the Company's cash and cash equivalents, cash restricted for payment of dividend, accounts receivable, and accounts payable approximate fair value.

Comprehensive income

The Company has no material components of other comprehensive income or loss and, accordingly, the Company's comprehensive income is approximately the same as its net income for all periods presented.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented.  The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders.  The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities.  Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented.  Unvested service-based restricted shares totaled approximately 0.7 million, 1.1 million, and 1.1 million at December 31, 2011, 2010, and 2009, respectively.  Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities.  Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period.  The dilutive effect of stock options and shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.  The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the changes to the computation of basic and diluted earnings per share:

	December 31,
	2011	2010	2009
Numerator:
Net income	$22,942,482	$18,363,047	$13,945,993
Less: Income allocated to participating securities	(294,022)	(556,304)	(290,480)
Net income available to common stockholders	$22,648,460	$17,806,743	$13,655,513
Denominator:
Weighted average shares - basic	64,017,813	63,511,383	63,002,361
Stock options and restricted stock awards	138,856	97,697	77,804
Weighted average shares - diluted	64,156,669	63,609,080	63,080,165

Basic net income per share:
Net income	$0.35	$0.28	$0.22

Diluted net income per share:
Net income	$0.35	$0.28	$0.22

There were no outstanding stock options excluded from the computation of diluted weighted average shares outstanding during 2011, 2010, or 2009.  As of December 31, 2011 and 2010, there were no stock options outstanding.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions.  In November 2010, the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule to implement Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provides temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts at all FDIC-insured depository institutions effective December 31, 2010 through December 31, 2012.  At December 31, 2011, the amount of cash held in domestic non-interest bearing transaction accounts was approximately $60.6 million, while the amount of cash held in interest-bearing transaction accounts was approximately $1.0 million.  The Company limits its exposure to credit loss by holding a majority of its cash in non-interest bearing transaction accounts.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

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

3. OUTSOURCED GOVERNMENT CONTRACTS

Outsourced Portal Contracts

The Company's outsourced government portal contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government.  The Company's primary business obligation under these contracts is generally to design, build, and operate Internet-based portals on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees.  The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements.  The Company has limited control over the level of fees it is permitted to retain.  Any changes made to the amount or percentage of fees retained by NIC, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract to NIC.

The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals, and generally owns all of the software developed under these contracts. After completion of the initial contract term, the government partners typically receive a perpetual, royalty-free license to use the software only in their own portal. However, certain customer management, billing and payment processing software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to an increasing number of government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license.  If the Company's contract were not to be renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for services provided by the Company on a SaaS basis, which would be available to the partners on a fee-for-service basis.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. In addition, 14 contracts under which the Company provides outsourced state portal services can be terminated by the other party without cause on a specified period of notice.  Collectively, revenues generated from these contracts represented 53% of the Company’s total revenues for the year ended December 31, 2011.  In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal.  In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kansas, Oklahoma, Tennessee, Texas, Utah, or Virginia, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability.

At December 31, 2011, the Company was bound by performance bond commitments totaling approximately $4.8 million on certain outsourced portal contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.  The Company has never had any defaults resulting in draws on performance bonds.  See also Note 7.

The following is a summary of the 27 portals through which the Company provides outsourced portal services to state governments at December 31, 2011 (which does not include the portal contract in the state of New Jersey, which has not yet fully deployed or become financially viable):

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	9/25/2014 (9/25/2017)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2013
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2012 (6/30/2013)
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2012 (6/26/2013)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/19/2012 (8/19/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2012
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	8/7/2012
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2012 (12/31/2014)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2013 (6/30/2015)
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2013 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	3/14/2012 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	9/30/2012
Virginia Interactive, LLC	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2014 (1/31/2016)
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

During the first quarter of 2011, the Company entered into a five-year contract with the state of Mississippi to manage the state’s official government portal, which includes options for the government to extend the contract for three additional two-year renewal terms.  In addition, the Company entered into a new 42-month contract with the state of Tennessee to manage the state’s official government portal, which includes options for the government to extend the contract for 18 months.  The Company also received one-year contract extensions from the states of Alabama and Iowa.

During the second quarter of 2011, the Company entered into a new seven year contract with the state of Arkansas to manage the state’s official government portal.  In addition, the Company’s contract with the state of Idaho was renewed for a two-year term, while the Company’s contract with the state of Arizona was extended for six months.  Additionally, the Company’s contract with the state of West Virginia was renewed for a one-year term, which includes an option for the government to extend the contract for an additional year.

During the third quarter of 2011, the Company entered into a three-year contract with the state of Delaware to manage the state’s official government portal.  Under the contract terms, Delaware Interactive, LLC will be paid an annual portal management fee and will work with state agencies to develop new online services under the self-funded, transaction-based model.  This contract includes options for the government to extend the contract for three additional one-year terms.  The Company also entered into a five-year contract with the state of Maryland to manage the state’s official government portal, which includes options for the government to extend the contract for three additional one-year terms.

During the fourth quarter of 2011, the state of Oregon awarded the Company a 10-year contract.  Additionally, during the fourth quarter of 2011, the Company’s contract with the state of Oklahoma was renewed for a one-year term, which includes an option for the government to extend the contract for two additional one-year terms.  In addition, the Company’s contract with the states of Arizona and Iowa were extended for an additional six months.  During the fourth quarter of 2011, the Company entered into an agreement with the state of Texas to implement RSA 2.0, an integrated suite of services for the Texas Department of Public Safety (“DPS”). RSA 2.0 is intended to consolidate the current business processes and supporting applications for DPS’s Regulatory Services Division into a single suite of online services.

Outsourced Federal Contracts

The Company currently has contracts with two federal agencies to provide outsourced services through its NIC Technologies subsidiary.  In 2009, NIC Technologies entered into a contract with the FMCSA to develop and manage the PSP for motor carriers nationwide, using the self-funded, transaction-based business model.  The PSP commenced operations in the second quarter of 2010.  The contract had an initial term ending on February 16, 2011, with four single-year renewals at the option of the FMCSA.  The contract was renewed for one year in 2011, and during the first quarter of 2012, the FMCSA approved its second one-year contract extension through February 16, 2013.  NIC Technologies also develops and maintains online federal campaign expenditure and ethics compliance systems through a time and materials contract with the FEC.  During the fourth quarter, the Company’s contract with the FEC was extended through June 30, 2012.

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

Expiring Contracts

As of December 31, 2011, there were 14 contracts under which the Company provides outsourced portal services or software development and services that have expiration dates within the 12-month period following December 31, 2011.  Collectively, revenues generated from these contracts represented 33% of the Company’s total revenues for the year ended December 31, 2011.  As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a software-as-a-service, or “SaaS,” basis, which would be available to the government agency on a fee-for-service basis.

4. ACQUISITION OF BUSINESS

On May 29, 2009, the Company, through its indirect wholly owned subsidiary Texas NICUSA, LLC (“TXNICUSA”), completed the acquisition of certain assets from BearingPoint, Inc. (“BearingPoint”), including the then-current portal management contract for TexasOnline, the official website of the state of Texas, through December 31, 2009.  The acquired assets were part of BearingPoint’s North American Public Services Unit which BearingPoint previously agreed to sell to Deloitte LLP (“Deloitte”) pursuant to an Asset Purchase Agreement dated March 23, 2009 (“Asset Purchase Agreement”).  BearingPoint had previously filed for relief under Chapter 11 of the U.S. Bankruptcy Code in February 2009.  Pursuant to the terms of the Asset Purchase Agreement, Deloitte designated the Company as the acquirer of certain designated contracts and assets, and the Company acquired the rights to the designated contracts and the assets directly from BearingPoint.

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

(2)
the Master Work Order Agreement dated May 17, 2008 (“Master Work Order”), including the underlying Master Work Order Projects attached thereto as exhibits (“Master Work Order Projects”), between the DIR and BearingPoint (with certain Master Work Order Projects expiring August 31, 2012 and others expiring August 31, 2014); and

(3)
certain contracts with subcontractors and service providers relating to the provision of products and services pursuant to Framework Agreement, the Service Level Agreements, and the Master Work Order.  In addition, the Company is licensing from Deloitte certain intellectual property relating to the acquired contracts.

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

The following table summarizes the purchase price allocation of net tangible and intangible assets acquired:

May 29, 2009
Intangible assets subject to amortization:
Rights to the Framework Agreement	$3,940,000
Rights to the Master Work Order	1,050,000
Total intangible assets	4,990,000
Prepaid expenses & other current assets	111,447
Accrued expenses	(118,800)
Other current liabilities	(124,576)
Deferred tax liability on nonrecurring gain on acquisition
of business	(1,173,816)
Net assets acquired	3,684,255
Purchase price	1,500,000
Nonrecurring gain on acquisition of business, net of tax	$2,184,255

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

Results of operations of the acquired business included in the Company’s consolidated statements of income for the year ended December 31, 2009 were as follows:

Year Ended
December 31, 2009
Portal revenues	$19,756,049
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	13,693,055
Nonrecurring gain on acquisition of business, net of tax	(2,184,255)
Amortization of acquisition-related intangible assets	4,130,256
Depreciation & amortization	24,281
Total operating expenses	15,663,337
Operating income/income before income taxes	4,092,712
Income tax expense	(721,778)
Net income	$3,370,934

The Company recognized approximately $0.8 million of acquisition-related costs, including legal, accounting, and valuation services, in 2009.  These costs are included in selling & administrative expenses in the consolidated statement of income for the year ended December 31, 2009.  The Company’s rights under the Framework Agreement and Service Level Agreements were amortized over the seven-month period ended December 31, 2009, and the Company’s rights under the Master Work Order are being amortized over 39 months from the date of acquisition, reflecting the remaining contract terms for the agreements.  For additional information on the Company’s intangible assets, see Note 5.

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

Year Ended
December 31, 2009
Revenues	$147,262,679
Net income	15,719,226
Net income per common share:
Basic	0.25
Diluted	0.25

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

5. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at December 31:

	December 31, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Rights to the Master
Work Order (Texas)	$1,050,000	$(836,408)	$213,592	$1,050,000	$(513,332)	$536,668
Internal use capitalized
software	2,984,888	(2,110,365)	874,523	2,534,117	(1,531,705)	1,002,412
Intangible assets, net	$4,034,888	$(2,946,773)	$1,088,115	$3,584,117	$(2,045,037)	$1,539,080

Amortization expense totaling approximately $0.3 million, $0.3 million, and $4.1 million for the years ended December 31, 2011, 2010, and 2009, respectively, is included in amortization of acquisition-related intangible assets in the consolidated statements of income.  Amortization expense totaling approximately $0.6 million, $0.6 million, and $0.5 million for the years ended December 31, 2011, 2010, and 2009, respectively, is included in depreciation and amortization in the consolidated statements of income.  The estimated amortization expense in future years related to internal use capitalized software and Rights to the Master Work Order that have been released into production is as follows:

Fiscal Year
2012	$682,391
2013	223,488
2014	81,882
$987,761

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31:

	2011	2010
Furniture and fixtures	$3,381,076	$3,138,617
Equipment	14,869,677	12,541,199
Purchased software	7,142,797	5,845,189
Leasehold improvements	1,042,567	810,454
	26,436,117	22,335,459
Less accumulated depreciation	(17,583,287)	(15,576,974)
Property and equipment, net	$8,852,830	$6,758,485

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $4.0 million, $3.8 million, and $3.6 million, respectively.

7. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

On May 1, 2011, the Company entered into an amendment to extend its $10.0 million unsecured revolving credit agreement with a bank to May 1, 2014.  This revolving credit facility is available to finance working capital, issue letters of credit, and finance general corporate purposes.  The Company can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility.  Interest on amounts borrowed is payable at a base rate or a Eurodollar rate, in each case as defined in the agreement.  The base rate is equal to the higher of the Federal Funds Rate plus 0.50% or the bank’s prime rate.  Fees on outstanding letters of credit are either 1.50% (if the Company’s consolidated leverage ratio is less than or equal to 1.25:1) or 1.75% (if the Company’s consolidated leverage ratio is greater than 1.25:1) of face value per annum.

The terms of the agreement provide for customary representations and warranties, affirmative and negative covenants and events of default.  The amendment also continues to require the Company to maintain compliance with the following financial covenants (in each case, as defined in the agreement):

●	Consolidated minimum annual EBITDA of at least $12.0 million, computed quarterly on a rolling 12-month basis;
●	Consolidated tangible net worth of at least $36.0 million; and
●	Consolidated maximum leverage ratio of 1.5:1.

The Company was in compliance with each of the covenants listed above at December 31, 2011. The Company issues letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of its outsourced government portal contracts.  These irrevocable letters of credit are generally in force for one year.  In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.9 million at December 31, 2011.  The Company is not currently required to cash collateralize these letters of credit. The Company had $3.1 million in available capacity to issue additional letters of credit and $8.1 million of unused borrowing capacity at December 31, 2011 under the facility.  Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

The Company has a $1.0 million line of credit with a bank in conjunction with a corporate credit card agreement.

At December 31, 2011, the Company was bound by performance bond commitments totaling approximately $4.8 million on certain outsourced government portal contracts.  The Company has never had any defaults resulting in draws on performance bonds.  Had the Company been required to post 100% cash collateral at December 31, 2011 for the face value of all performance bonds, letters of credit and its line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $7.7 million and would have been classified as restricted cash.

8. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company and its subsidiaries lease office space and certain equipment under noncancellable operating leases. Future minimum lease payments under all noncancellable operating leases at December 31, 2011 are as follows:

Fiscal Year
2012	$3,652,696
2013	3,330,166
2014	2,795,216
2015	2,413,788
2016	1,355,743
Thereafter	1,814,149

Rent expense for operating leases for the years ended December 31, 2011, 2010, and 2009 was approximately $3.4 million, $3.1 million, and $2.8 million, respectively.

SEC Matter

On January 12, 2011, the Company and its Chairman of the Board and Chief Executive Officer, Harry Herington, reached a settlement with the SEC resolving the previously disclosed SEC matter relating to the reimbursement and disclosure of expenses to Jeffery S. Fraser, the Company’s former Chairman of the Board and Chief Executive Officer.  NIC and Mr. Herington agreed to the settlement without admitting or denying the allegations in the SEC complaint.  The settlements were approved by the U.S. District Court for the District of Kansas.

Stephen M. Kovzan, NIC's Chief Financial Officer, informed the Company that he was unable to reach a settlement with the SEC on terms that he felt were acceptable.  The SEC filed a civil complaint against him in the U.S. District Court for the District of Kansas alleging violations of certain provisions of the federal securities laws detailed in that complaint relating to the reporting and disclosure of expenses by Mr. Fraser.  Mr. Kovzan is represented by personal counsel and he has informed NIC that, based on advice of his counsel, he intends to defend himself against those charges because he believes they are without merit.  These matters are more fully discussed in Note 8 in the Notes to the Consolidated Financial Statements in the 2010 Form 10-K filed on March 16, 2011.

Selling & administrative expenses for the year ended December 31, 2011 include approximately $4.2 million of legal fees and other third-party costs related to the previously disclosed SEC matter and derivative action.  These expenses were reduced by approximately $4.5 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier and $0.2 million of reimbursement from Mr. Fraser as part of the derivative action settlement, resulting in a net decrease in expense of approximately $0.5 million.  Selling & administrative expenses for the year ended December 31, 2010 include approximately $5.1 million of legal fees, civil penalties, and other third-party costs related to the previously disclosed SEC matter and derivative action (including $0.5 million of expense recorded in the third quarter of 2010 in anticipation of a civil penalty in connection with the Company’s settlement with the SEC in early 2011).  These expenses were reduced by approximately $2.7 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier, resulting in net increase in expenses of approximately $2.4 million.  Selling & administrative expenses for the year ended December 31, 2009 include $1.0 million of legal fees, civil penalties, and other third-party costs related to the SEC matter.  The Company promptly submits any invoices potentially reimbursable under its directors’ and officers’ liability insurance policies to its carrier for reimbursement.  For expenses that are subject to reimbursement, the Company does not generally receive reimbursement for 90 to 120 days.  To the extent that the carrier agrees to reimburse the Company for expenses previously recorded in selling & administrative expenses, the Company treats any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.

The Company expects to continue to incur obligations to advance legal fees and other expenses to the Company’s Chief Financial Officer in connection with the previously disclosed civil action by the SEC against him.  The Company is not party to the civil action, but is obligated to provide indemnification in certain circumstances (including advancing certain defense costs) to its Chief Financial Officer in accordance with the Company’s certificate of incorporation and bylaws and its indemnification agreement with him.  In addition, the Company expects to incur costs responding to subpoenas and other discovery requests relating to the civil action.  The civil action seeks from the Company’s Chief Financial Officer civil money penalties, and injunction against further violations of certain federal securities laws, a prohibition against his acting as an officer or director of a publicly-traded company, and disgorgement.  The Company’s directors’ and officers’ liability insurance carrier has agreed to reimburse the Company for reasonable costs of defense advanced by the Company to its Chief Financial Officer in the SEC civil action.  Because the Company is not directly involved in the defense of the proceeding and because of the inherent uncertainty in predicting any future settlement or judicial decision and any indemnification obligation of the Company in connection with any such resolution, the Company is not able to estimate or predict the extent of any indemnification obligation of the Company to its Chief Financial Officer or other costs resulting from the civil action, the amount or timing of and eligibility for reimbursements from the Company’s directors’ and officers’ liability insurance carrier associated with the civil action, any possible loss or possible range of loss associated with the civil action, or any potential effect on the Company’s business, results of operations, cash flows, or financial condition.

Derivative Action

As previously disclosed, the parties to the derivative lawsuit (Gene Sidore, derivatively on behalf of NIC Inc. v. William F. Bradley, Jr., John L. Bunce, Jr., Art N. Burtscher, Daniel J. Evans, Jeffery S. Fraser, Ross C. Hartley, Harry H. Herington, Alexander C. Kemper, Stephen M. Kovzan, William M. Lyons, Pete Wilson, and NIC Inc. (as nominal defendant), case No. 2:10-cv-02466 (U.S. District Court for the District of Kansas)) agreed to a settlement.  On October 11, 2011, the court granted final approval of the settlement, which can no longer be appealed.  Under the settlement, the Company agreed to (i) implement or maintain certain agreed governance procedures relating to, among other things, enhanced Audit Committee responsibilities, Director nomination procedures, Director stock ownership guidelines, executive compensation and expense review and oversight, and the process for certain public disclosures, and (ii) pay plaintiff $5,000 as a case contribution and award, and the plaintiff’s counsel $495,000 in attorney’s fees and costs.  Both amounts were reimbursed by the Company’s directors’ and officers’ liability insurance carrier.  The Company also agreed not to oppose any efforts by plaintiff and his counsel to recover for the benefit of the stockholders the sums paid to the SEC in connection with the enforcement action SEC v. NIC Inc., et al., No 2:11-cv-02016 (D. Kan.).  In exchange, plaintiff and the Company generally released all individual defendants from any and all claims made against them, or that could have been made against them, in the derivative lawsuit.  In conjunction with the settlement negotiations in the derivative lawsuit, the Company and the derivative plaintiff Mr. Sidore reached a comprehensive settlement with its former CEO and Chairman, Jeffery S. Fraser, for expenses paid by the Company to Mr. Fraser from 1999 through 2003.  The parties, including derivative plaintiff Mr. Sidore, agreed to resolve the matter through payment from Mr. Fraser to the Company in the amount of $225,000, as well as a comprehensive mutual release of claims as between the Company and Mr. Fraser, including a release by Mr. Fraser of any further claims for indemnification, under the Company’s bylaws or otherwise, for future matters arising out of or related to the facts alleged in the derivative lawsuit or the SEC matter, which was settled by the Company and Mr. Herington as described above.  During October 2011, the Company received the $225,000 reimbursement from Mr. Fraser and the Audit Committee review of expenses paid by the Company to Mr. Fraser was concluded.

NIC Technologies, LLC Complaint

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

9. STOCKHOLDERS' EQUITY

On May 7, 2009, the Company completed a reincorporation from the state of Colorado to the state of Delaware pursuant to a plan of conversion, as approved by stockholders at the annual meeting of stockholders held on May 5, 2009.  Following the reincorporation, the Company was deemed for all purposes of the laws of the states of Delaware and Colorado to be the same entity as prior to the reincorporation. The reincorporation did not result in any change in the name, federal tax identification number, business, physical location, assets, liabilities, or net worth of the Company. The reincorporation did not result in a change in the trading status of the Company’s common stock, which continues to trade on the NASDAQ Global Select Market under the symbol “EGOV.” In addition, the reincorporation did not affect any of the Company’s material contracts with any third parties. In accordance with the plan of conversion, the directors and executive officers of the Company continue to serve for the terms for which they were elected or appointed.  The reincorporation did not alter any stockholder’s percentage ownership interest or number of shares of common stock owned in the Company. Pursuant to the plan of conversion, each share of common stock in the Colorado-incorporated Company, no par value, automatically converted into one share of common stock in the Delaware-incorporated Company, par value $0.0001 per share. Accordingly, stockholders were not required to undertake any exchange of the Company’s shares of common stock. In addition, each outstanding option to purchase shares of the Colorado-incorporated Company’s common stock under the Company’s stock benefit plans automatically converted into an option to purchase the same number of shares of common stock of the Delaware-incorporated Company.  As a result of the change in par value of the Company’s common stock, the Company reclassified $6,157 from additional paid-in capital to common stock in its consolidated balance sheet at January 1, 2007.  For additional information on the Company’s reincorporation to Delaware, refer to the Company’s Form 8-K filed with the SEC on May 11, 2009.

On October 24, 2011, the Company’s Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of December 19, 2011.  The dividend, totaling approximately $16.2 million, was paid on January 3, 2012 on 64,173,368 outstanding shares of common stock.  A dividend equivalent of $0.25 per share was also paid simultaneously on 750,497 unvested shares of restricted stock granted under the Company’s 2006 Stock Option and Incentive Plan. The dividend was paid out of the Company’s available cash.

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

10. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current income taxes:
Federal	$12,655,924	$9,429,658	$1,999,056
State	2,086,588	1,782,984	1,069,565
Total	14,742,512	11,212,642	3,068,621
Deferred income taxes:
Federal	449,566	(436,528)	4,213,106
State	338,692	249,396	844,829
Total	788,258	(187,132)	5,057,935
Total income tax provision	$15,530,770	$11,025,510	$8,126,556

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows at December 31:

	2011	2010
Deferred tax assets:
Amortization of software intangibles	$2,494,223	$3,300,881
Stock-based compensation	1,410,975	1,278,405
State net operating loss carryforwards	483,794	894,817
Amortization of internal use software development costs	1,055,733	829,777
Accrued vacation	690,095	619,728
Deferred rent	310,633	274,042
Allowance for doubtful accounts	206,452	213,189
Other	152,366	164,138
	6,804,271	7,574,977
Less: Valuation allowance	(422,564)	(585,926)
Total	6,381,707	6,989,051
Deferred tax liabilities:
Depreciation & capitalized internal use
software development costs	(4,113,178)	(2,464,981)
Nonrecurring gain on acquisition of business	(1,186,207)	(1,173,816)
Other	(83,285)	(180,669)
Total	(5,382,670)	(3,819,466)
Net deferred tax asset	$999,037	$3,169,585

For federal income tax purposes, the Company used all available net operating loss (“NOL”) carryforwards as of December 31, 2009.

The Company has identified certain estimated state NOL carryforwards that it might be unable to use. Based on a review of applicable state tax statutes, the Company concluded that there is substantial doubt it would be able to realize the full amount of certain estimated NOL carryforwards in states where the Company cannot file a consolidated income tax return or where future taxable income will not be sufficient to utilize the state NOL before it expires.  As a result, the Company recorded a deferred tax asset valuation allowance totaling $0.4 million and $0.6 million at December 31, 2011 and 2010, respectively.

The portion of the Company’s deferred tax liability related to the nonrecurring gain on acquisition of the Acquired Texas Contracts in 2009 was approximately $1.2 million at December 31, 2011 and 2010, respectively.  See Note 4 for further information.

See Note 11 for discussion of the accounting for income tax deductions relating to the exercise of non-qualified stock options and vesting of restricted stock.

The following table reconciles the statutory federal income tax rate and the effective income tax rate indicated by the consolidated statements of income:

	Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	4.4	4.3	5.7
Book gain on acquisition of business	-	-	(4.5)
Uncertain tax positions	0.4	(0.3)	0.1
Federal and state tax credits	(1.7)	(3.1)	-
Nondeductible expenses	2.0	1.4	0.8
Other	0.3	0.2	(0.3)
Effective federal and state income tax rate	40.4%	37.5%	36.8%

The Company’s effective tax rate for 2011 and 2010 reflects the effect of a favorable benefit related to a federal tax credit totaling approximately $0.7 million and $0.9 million, respectively.

As further discussed in Note 8, the Company recorded $0.5 million of expense in 2010 in anticipation of paying a civil penalty in connection with the Company’s ultimate settlement with the SEC on January 12, 2011.  The Company did not record a tax benefit on this amount because the penalty is not deductible from an income tax standpoint.

The following table provides a reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits (included in other long-term liabilities in the consolidated balance sheets) for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance at January 1	$397,825	$498,845	$467,865
Additions for tax positions of prior years	247,429	185,507	166,332
Reductions for tax positions of prior years	-	(153,844)	-
Settlements	(48,218)	-	-
Expiration of the statute of limitations	(10,430)	(132,683)	(135,352)
Balance at December 31	$586,606	$397,825	$498,845

It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease.  However, the Company does not expect such increases or decreases to be material to its financial condition or results of operations.

The Company, along with its wholly owned subsidiaries, files a consolidated U.S. federal income tax return and separate income tax returns in many states throughout the U.S. The Internal Revenue Service (“IRS”) is currently examining the Company’s 2009 consolidated U.S. federal income tax return.  The Company remains subject to U.S. federal examination for the tax years ended on or after December 31, 2008. Additionally, any net operating losses that were generated in prior years and utilized through 2009 may also be subject to examination by the IRS.  State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense in the consolidated statements of income.  At December 31, 2011 and 2010, accrued interest and penalty amounts were not material.

11. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company accounts for equity instruments exchanged for employee services pursuant to authoritative accounting guidance for share-based payments, whereby stock-based compensation cost for service-based restricted stock awards is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the grant).  Stock-based compensation cost for performance-based restricted stock awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, and is recognized as expense over the performance period based upon the probable number of shares expected to vest. The Company estimates compensation cost related to awards not expected to vest.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income:

	Year Ended December 31,
	2011	2010	2009
Cost of portal revenues, exclusive of
depreciation & amortization	$907,684	$1,066,714	$882,415
Cost of software & services revenues,
exclusive of depreciation & amortization	63,099	57,636	26,327
Selling & administrative	3,538,944	2,904,672	2,099,825
Stock-based compensation expense
before income taxes	4,509,727	4,029,022	3,008,567
Income tax benefit	(1,820,473)	(1,511,541)	(1,107,679)
Net stock-based compensation expense	$2,689,254	$2,517,481	$1,900,888

Stock option and restricted stock plans

The Company has a formal stock-option and incentive plan (the “NIC” plan) to provide for the granting of incentive stock options, non-qualified stock options, or restricted stock awards to encourage certain employees of the Company and its subsidiaries, and directors of the Company, to participate in the ownership of the Company, and to provide additional incentive for such employees and directors to promote the success of its business through sharing the future growth of such business.

The NIC plan was adopted in May 1998, amended in November 1998 and May 1999, revised in August 1999, amended and restated in May 2004 and May 2006, and amended in May 2009.  The May 2006 amendment and restatement, as approved by the Company’s Board of Directors and stockholders, modified the NIC plan to allow for the granting of restricted stock awards in addition to stock options.  The May 2009 amendment, as approved by the Company’s Board of Directors and stockholders, modified the NIC plan to increase the number of shares the Company is authorized to grant under the NIC plan from 9,286,754 to 14,286,754 common shares.  At December 31, 2011, a total of 4,544,679 shares were available for future grants under the NIC plan.  There have been no option repricings under the NIC plan.

Stock options are generally exercisable one year from date of grant in cumulative annual installments of 25% and expire five years after the grant date.  The Company did not grant any stock options in 2011, 2010, or 2009, and does not currently anticipate granting stock options in the future.  Instead, the Company currently expects to grant only restricted stock awards, as further discussed below.

Stock options

The fair value of shares vested during the year ended December 31, 2009 was approximately $0.1 million.  As of December 31, 2009, there was no unrecognized compensation cost remaining related to stock options, and all outstanding options either were exercised or expired in 2010.

The aggregate intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was approximately $0.1 million and $1.0 million, respectively.  Cash proceeds from the exercise of employee stock options for the years ended December 31, 2010 and 2009 were approximately $0.1 million and $0.2 million, respectively.

Restricted stock

Grants of service-based restricted stock generally vest beginning one year from the date of grant in cumulative annual installments of 25%.  During 2011, the Board of Directors of the Company granted certain management-level employees, executive officers, and non-employee directors service-based restricted stock awards totaling 136,389 shares with a grant-date fair value totaling approximately $1.6 million.

During 2011, the Board of Directors of the Company also granted certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 127,076 shares, with a grant date fair value of $10.75 per share, totaling approximately $1.4 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2013.  The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

●	Operating income growth (three-year compound annual growth rate);
●	Total revenue growth (three-year compound annual growth rate); and
●	Cash flow return on invested capital (three-year average).

At the end of the three-year period, the executive officers will receive a specified number of shares based upon certain historical performance criteria.  In addition, the executive officers will accrue dividend equivalents for any cash dividend declared during the performance period, payable in the form of shares of Company common stock, based upon the maximum number of shares to be earned by the executive officers for each performance-based restricted stock award.  Such hypothetical cash dividend payment shall be divided by the fair value of the Company’s common stock on the dividend payment date to determine the maximum number of notional shares to be awarded.  At the end of the three-year performance period and on the date some or all of the shares are paid under the agreement, a pro rata number of notional dividend shares will be converted into an equivalent number of dividend shares paid and granted to the executive officers based upon the actual number of underlying shares earned during the performance period.

At December 31, 2011, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 1, 2009 ended.  Based on the Company’s actual financial results from 2009 through 2011, 172,751 of the shares subject to the awards and 25,008 dividend shares were earned and vested on February 1, 2012.

At December 31, 2010, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on March 4, 2008 ended.  Based on the Company’s actual financial results from 2008 through 2010, 128,574 of the shares subject to the awards and 16,174 dividend shares were earned and vested on March 4, 2011.

       A summary of restricted stock activity for the year ended December 31, 2011 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1	1,508,606	$7.06
Granted	279,639	10.61
Vested	(532,870)	6.68
Expired	-	-
Canceled	(67,182)	7.45
Outstanding at December 31	1,188,193	8.04

The fair value of restricted stock vested during the years ended December 31, 2011, 2010, and 2009 was approximately $3.6 million, $2.8 million, and $2.1 million, respectively.  The weighted average grant date fair value per share of restricted stock granted during December 31, 2011, 2010, and 2009 was $10.61, $7.86, and $6.62, respectively.  At December 31, 2011, the Company had approximately $5.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards.  The Company expects to recognize this cost over the next 2.3 years from December 31, 2011.

Income taxes

The Company is permitted to recognize a credit to additional paid-in capital for federal income tax deductions, or windfall tax benefits, resulting from the exercise of non-qualified stock options or vesting of restricted stock if such windfall tax benefits reduce income taxes payable.  Following the with-and-without approach for utilization of tax attributes, which results in windfall tax benefits being utilized after utilization of available tax NOL carryforwards to offset current year taxable income, the Company increased additional paid-in capital for windfall tax benefits totaling approximately $1.5 million, $0.4 million, and $1.6 million, respectively, during the years ended December 31, 2011, 2010, and 2009.

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

In the offering period commencing on April 1, 2010 and ending on March 31, 2011, 103,593 shares were purchased at a price of $6.29 per share, resulting in total cash proceeds to the Company of approximately $652,000.  In the offering period commencing on April 1, 2009 and ending on March 31, 2010, 154,874 shares were purchased at a price of $4.386 per share, resulting in total cash proceeds to the Company of approximately $679,000.  In the offering period commencing on April 1, 2008 and ending on March 31, 2009, 105,223 shares were purchased at a price of $4.42 per share, resulting in total cash proceeds to the Company of approximately $465,000.  The next offering period under this plan commenced on April 1, 2011.  The closing fair market value of NIC common stock on the first day of the current offering period was $12.48 per share.

The fair values of the offerings were estimated on the dates of grant using the Black-Scholes model using the assumptions in the following table.

	March 31, 2012 Offering	March 31, 2011 Offering	March 31, 2010 Offering
Risk-free interest rate	0.27%	0.42%	0.58%
Expected dividend yield	5.29%	5.44%	0.00%
Expected life	1.0 year	1.0 year	1.0 year
Expected stock price volatility	31.26%	40.36%	74.79%
Weighted average fair value of ESPP rights	$3.00	$2.03	$2.28

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

Defined Contribution 401(k) Profit Sharing Plan

The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment. A discretionary match by the Company of an employee’s contribution of up to 5% of base salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $1.5 million, $1.4 million, and $1.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

12. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Outsourced Portals segment is the Company’s only reportable segment and generally includes the Company's subsidiaries operating enterprise-wide outsourced state and local government portals and the corporate divisions that directly support portal operations.  The Other Software & Services category primarily includes the Company’s subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies.   Each of the Company’s businesses within the Other Software & Services category is an operating segment and has been grouped together to form the Other Software & Services category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "Other Reconciling Items."  There have been no significant intersegment transactions for the periods reported.  The summary of significant accounting policies applies to all reportable and operating segments.

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

The table below reflects summarized financial information for the Company's reportable and operating segments for the years ended December 31:

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2011
Revenues	$170,276,434	$10,622,737	$-	$180,899,171
Costs & expenses	110,994,019	4,362,317	22,136,275	137,492,611
Amortization of acquisition-related
intangible assets	323,076	-	-	323,076
Depreciation & amortization	4,248,874	58,108	268,430	4,575,412
Operating income (loss)	$54,710,465	$6,202,312	$(22,404,705)	$38,508,072
2010
Revenues	$155,175,664	$6,358,195	$-	$161,533,859
Costs & expenses	101,557,474	4,225,426	21,676,021	127,458,921
Amortization of acquisition-related
intangible assets	323,076	-	-	323,076
Depreciation & amortization	3,951,458	80,743	321,547	4,353,748
Operating income (loss)	$49,343,656	$2,052,026	$(21,997,568)	$29,398,114
2009
Revenues	$128,573,539	$4,312,190	$-	$132,885,729
Costs & expenses	81,427,580	3,493,708	19,962,186	104,883,474
Amortization of acquisition-related
intangible assets	4,130,256	-	-	4,130,256
Depreciation & amortization	3,559,700	66,626	409,084	4,035,410
Nonrecurring gain on acquisition of
business (net of tax)	(2,184,255)	-	-	(2,184,255)
Operating income (loss)	$41,640,258	$751,856	$(20,371,270)	$22,020,844

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the years ended December 31:

	2011	2010	2009
Total segment operating income	$60,912,777	$51,395,682	$42,392,114
Other reconciling items	(22,404,705)	(21,997,568)	(20,371,270)
Other income (expense), net	(34,820)	(9,557)	51,705
Consolidated income before income taxes	$38,473,252	$29,388,557	$22,072,549

The highest volume, most commercially valuable service the Company offers is access to motor vehicle driver history records through the Company’s outsourced government portals, referred to as DMV records.  This service accounted for approximately 36%, 39%, and 42% of the Company’s total revenues in 2011, 2010, and 2009, respectively.

A primary source of revenue is derived from data resellers, who use the Company's government portals to access DMV records for sale to the auto insurance industry.  For the years ended December 31, 2011, 2010, and 2009, one of these data resellers accounted for approximately 28%, 27%, and 32% of the Company’s total revenues, respectively.  At December 31, 2011 and 2010, this one data reseller accounted for approximately 22% and 25%, respectively, of the Company’s accounts receivable.

For the years ended December 31, 2011, 2010, and 2009, the Company’s Texas portal accounted for approximately 21%, 22%, and 15% of the Company’s total revenues, respectively.  No other state portal contract accounted for more than 10% of the Company’s total revenues for the years ended December 31, 2011, 2010, and 2009, respectively.

13. UNAUDITED QUARTERLY OPERATING RESULTS

The unaudited quarterly information below is subject to seasonal fluctuations resulting in lower portal revenues in the fourth quarter of each calendar year (on an individual portal basis, and excluding revenues from new outsourced government portal contracts awarded or acquired during the year), due to the lower number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods.  For additional information on significant items affecting the quarterly results for the periods presented, refer above to Notes 8, 10, and 11.

2011
	Three Months Ended				Year Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
Revenues:
Portal revenues	$40,355,066	$43,783,252	$43,850,010	$42,288,106	$170,276,434
Software & services revenues	2,378,412	2,640,677	2,838,915	2,764,733	10,622,737
Total revenues	42,733,478	46,423,929	46,688,925	45,052,839	180,899,171
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization	25,420,650	26,362,294	27,122,489	25,824,503	104,729,936
Cost of software & services revenues,
exclusive of depreciation &
amortization	996,969	1,008,960	1,062,767	962,221	4,030,917
Selling & administrative	6,685,990	8,419,671	6,275,587	7,350,510	28,731,758
Amortization of acquisition-related
intangible assets (Notes 4 & 5)	80,769	80,769	80,769	80,769	323,076
Depreciation & amortization	1,084,423	1,109,318	1,167,347	1,214,324	4,575,412
Total operating expenses	34,268,801	36,981,012	35,708,959	35,432,327	142,391,099
Operating income	8,464,677	9,442,917	10,979,966	9,620,512	38,508,072
Other income (expense), net	3,123	615	(9,727)	(28,831)	(34,820)
Income before income taxes	8,467,800	9,443,532	10,970,239	9,591,681	38,473,252
Income tax provision	3,412,805	3,910,303	4,139,018	4,068,644	15,530,770
Net income	$5,054,995	$5,533,229	$6,831,221	$5,523,037	$22,942,482

Basic net income per share	$0.08	$0.09	$0.11	$0.08	$0.35
Diluted net income per share	$0.08	$0.09	$0.11	$0.08	$0.35

Weighted average shares outstanding:
Basic	63,771,121	63,997,854	64,120,253	64,176,446	64,017,813
Diluted	63,831,274	64,060,660	64,199,973	64,324,735	64,156,669

2010
	Three Months Ended				Year Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
Revenues:
Portal revenues	$37,186,137	$39,481,631	$39,763,232	$38,744,664	$155,175,664
Software & services revenues	1,070,469	1,256,317	1,956,977	2,074,432	6,358,195
Total revenues	38,256,606	40,737,948	41,720,209	40,819,096	161,533,859
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization	23,295,163	23,884,902	23,686,305	24,685,746	95,552,116
Cost of software & services revenues,
exclusive of depreciation &
amortization	928,958	1,002,885	1,093,214	955,308	3,980,365
Selling & administrative	7,303,233	8,102,849	6,503,567	6,016,791	27,926,440
Amortization of acquisition-related
intangible assets (Notes 4 & 5)	80,769	80,769	80,769	80,769	323,076
Depreciation & amortization	1,082,148	1,114,892	1,108,406	1,048,302	4,353,748
Total operating expenses	32,690,271	34,186,297	32,472,261	32,786,916	132,135,745
Operating income	5,566,335	6,551,651	9,247,948	8,032,180	29,398,114
Other income (expense), net	916	(1,353)	299	(9,419)	(9,557)
Income before income taxes	5,567,251	6,550,298	9,248,247	8,022,761	29,388,557
Income tax provision	2,244,621	2,620,676	3,196,085	2,964,128	11,025,510
Net income	$3,322,630	$3,929,622	$6,052,162	$5,058,633	$18,363,047

Basic net income per share	$0.05	$0.06	$0.09	$0.08	$0.28
Diluted net income per share	$0.05	$0.06	$0.09	$0.08	$0.28

Weighted average shares outstanding:
Basic	63,267,061	63,468,332	63,608,908	63,696,151	63,511,383
Diluted	63,339,721	63,528,929	63,678,249	63,884,339	63,609,080

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Implementation of Recommendations of Independent Consultant – During the fourth fiscal quarter of 2011, we implemented the recommendations contained in the report of the independent consultant retained by us pursuant to the Final Order of the SEC matter. The changes we implemented include enhanced internal reporting and review of expense reimbursements and related party transactions, revised policies regarding corporate credit card usage, enhanced procedures to identify perquisites, increased training of personnel, changes in Disclosure Committee procedures, updating of our Code of Business Conduct and Ethics and changes to our procedures for handling whistleblower complaints.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures – The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that material information required to be disclosed in its filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting – As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2011, including the changes recommended by the independent consultant described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Structure and Practices of the Board of Directors - Corporate Governance Principles and Practices and Code of Business Conduct and Ethics, – Committees of the Board, – Nominations of Directors and – Involvement in Certain Legal Proceedings” set forth in the Company's definitive proxy statement related to its 2012 annual meeting of stockholders (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under “Executive Compensation,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” “Employment Agreements and Severance Payments,” and “Structure and Practices of the Board of Directors – Committees of the Board and – Director Compensation” set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under “Security Ownership of Certain Beneficial Owners and Management” set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding securities to be issued upon the exercise of outstanding options, warrants and rights and securities available for issuance under the Company's equity compensation plans as of December 31, 2011:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding as of December 31, 2011	Weighted average exercise price of outstanding options, warrants and rights shown in Column A	Number of securities available for future issuance as of December 31, 2011
Equity compensation plans
approved by stockholders:
Stock options	-	$-	4,544,679	See Note (1)
Employee stock purchase plan	See Note (2)	See Note (2)	1,611,759
Equity compensation plans
not approved by stockholders	-	-	-
Total	-	$-	6,156,438

(1) In May 2009, the NIC plan was modified, as approved by the Company’s Board of Directors and stockholders, to increase the number of shares the Company is authorized to grant under the NIC plan by 5,000,000 common shares.  The amount shown excludes 1,188,193 shares subject to outstanding unvested restricted stock awards.

(2) March 31, 2011 was the purchase date of common stock for the most recently completed offering period under the Company’s employee stock purchase plan.  Therefore, as of such date, no purchase rights were outstanding.  The purchase price for the offering period ended March 31, 2011, was $6.29 per share, and the total number of shares purchased was 103,593.

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

The consolidated financial statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Part II, Item 8, Consolidated Financial Statements and Supplementary Data of this Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2012.

NIC INC.
By:	/s/ Harry Herington
Harry Herington, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Herington	Chairman of the Board and Chief Executive Officer	February 24, 2012
Harry Herington	(Principal Executive Officer)

/s/ Stephen M. Kovzan	Chief Financial Officer	February 24, 2012
Stephen M. Kovzan	(Principal Financial Officer)

/s/ Aimi Daughtery	Chief Accounting Officer	February 24, 2012
Aimi Daughtery	(Principal Accounting Officer)

/s/ Art N. Burtscher	Lead Independent Director	February 24, 2012
Art N. Burtscher

/s/ Daniel J. Evans	Director	February 24, 2012
Daniel J. Evans

/s/ Karen S. Evans	Director	February 24, 2012
Karen S. Evans

/s/ Ross C. Hartley	Director	February 24, 2012
Ross C. Hartley

/s/ C. Brad Henry	Director	February 24, 2012
C. Brad Henry

/s/ Alexander C. Kemper	Director	February 24, 2012
Alexander C. Kemper

/s/ William M. Lyons	Director	February 24, 2012
William M. Lyons

/s/ Pete Wilson	Director	February 24, 2012
Pete Wilson

Exhibit Index

Exhibit Number	Description
2.1	Plan of Conversion, dated as of May 7, 2009(1)
3.1	Certificate of Conversion, dated as of May 7, 2009(1)
3.2	Certificate of Incorporation of NIC Inc., a Delaware corporation(1)
3.3	Bylaws of NIC Inc., a Delaware corporation(1)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Specimen Stock Certificate of the registrant(3)
10.1	Form of Indemnification Agreement between the registrant and each of its executive officers and directors(2) **
10.2	Registrant's 1998 Stock Option Plan, as amended and restated(2) **
10.3	Registrant's 1999 Employee Stock Purchase Plan(2) **
10.4	Employment agreement between the Registrant and William F. Bradley, dated September 1, 2000(4) **
10.5	Employment agreement between the Registrant and Harry H. Herington, dated September 1, 2000(5) **
10.6	Employment agreement between the Registrant and Stephen M. Kovzan, dated September 1, 2000(6) **
10.7	Registrant’s 2006 Amended and Restated Stock Option and Incentive Plan (7) **
10.8	Credit Agreement Dated as of May 2, 2007 between NIC Inc., as borrower, and Bank of America, N.A., as Lender and L/C Issuer(8)
10.9	Restricted Stock Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan(9) **
10.10	Stock Option Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan(10)**
10.11	NIC Inc. Compensation Program for Certain Executive Officers (11)**
10.12	NIC Inc. Management Annual Cash Incentive Plan, dated March 4, 2008(12)**
10.13	Performance-Based Restricted Stock Agreement under the NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan(13)**
10.14	Amended Credit Agreement Dated as of May 1, 2009 between NIC Inc., as borrower, and Bank of America, N.A., as Lender and L/C Issuer(14)
10.15	Form of Indemnification Agreement(15)
10.16	NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, as amended(16)**
10.17	Amendment to Registrant’s 1999 Employee Stock Purchase Plan(17)**
10.18	Amended Credit Agreement Dated as of May 1, 2011 between NIC Inc., as borrower, and Bank of America, N.A., as Lender and L/C Issuer(18)
10.19	NIC Sales Commission Plan Senior Vice President of Business Development**
10.20	NIC Profit Sharing and Incentive Program Senior Vice President of Business Development**
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Filed as an exhibit with a corresponding exhibit number to the Form 8-K filed with the SEC on May 11, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit with a corresponding exhibit number to the Registration Statement on Form S-1, File No. 333-77939, filed with the SEC, and incorporated herein by reference.
(3)	Incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-1, File No. 333-77939, filed with the SEC.
(4)	Incorporated by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on April 2, 2001.
(5)	Incorporated by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on April 2, 2001.
(6)	Incorporated by reference to Exhibit 10.44 to the Form 10-K filed with the SEC on April 2, 2001.
(7)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-136016, filed with the SEC on July 25, 2006.
(8)	Incorporated by reference to Exhibit 10.52 to the Form 10-Q filed with the SEC on May 7, 2007.
(9)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 11, 2007.
(10)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on November 11, 2007.
(11)	Incorporated by reference to the Form 8-K filed with the SEC on March 6, 2008.
(12)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 12, 2008.
(13)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 12, 2008.
(14)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 5, 2009.
(15)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 11, 2009.
(16)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 11, 2009.
(17)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the4 SEC on May 7, 2010.
(18)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 4, 2011.

** Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.