Form 10-Q
period 2012-03-31
NIC INC
filed 2012-05-01
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 24, 2012, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 64,457,687.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$64,898	$61,639
Cash restricted for payment of dividend	-	16,231
Trade accounts receivable, net	48,205	49,306
Deferred income taxes, net	980	916
Prepaid expenses & other current assets	8,289	5,994
Total current assets	122,372	134,086
Property and equipment, net	8,917	8,853
Intangible assets, net	980	1,088
Deferred income taxes, net	-	83
Other assets	244	243
Total assets	$132,513	$144,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,086	$45,038
Accrued expenses	15,427	16,293
Dividend payable	-	16,231
Other current liabilities	348	310
Total current liabilities	58,861	77,872

Deferred income taxes, net	608	-
Other long-term liabilities	1,355	1,405
Total liabilities	60,824	79,277

Commitments and contingencies (Notes 1, 2 and 5)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
64,458 and 64,178 shares issued and outstanding	6	6
Additional paid-in capital	97,784	96,799
Accumulated deficit	(26,101)	(31,729)
Total stockholders' equity	71,689	65,076
Total liabilities and stockholders' equity	$132,513	$144,353

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended
	March 31,
Revenues:	2012	2011
Portal revenues	$45,712	$40,355
Software & services revenues	3,031	2,379
Total revenues	48,743	42,734

Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	28,751	25,421
Cost of software & services revenues, exclusive of depreciation & amortization	957	997
Selling & administrative	7,935	6,686
Amortization of acquisition-related intangible assets	81	81
Depreciation & amortization	1,311	1,084
Total operating expenses	39,035	34,269
Operating income	9,708	8,465
Other income (expense), net	(1)	3
Income before income taxes	9,707	8,468
Income tax provision	4,079	3,413
Net income	$5,628	$5,055

Basic net income per share (Note 1)	$0.09	$0.08
Diluted net income per share (Note 1)	$0.09	$0.08

Weighted average shares outstanding:
Basic	64,297	63,771
Diluted	64,297	63,831

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2012	64,178	$6	$96,799	$(31,729)	$65,076
Net income	-	-	-	5,628	5,628
Restricted stock vestings	306	-	204	-	204
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(104)	-	(1,241)	-	(1,241)
Stock-based compensation	-	-	723	-	723
Tax deductions relating to stock-based compensation	-	-	697	-	697
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(204)	-	(204)
Issuance of common stock under employee stock purchase plan	78	-	806	-	806
Balance, March 31, 2012	64,458	$6	$97,784	$(26,101)	$71,689

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Three months ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$5,628	$5,055
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of acquisition-related intangible assets	81	81
Depreciation & amortization	1,311	1,084
Stock-based compensation expense	723	1,291
Deferred income taxes	(130)	(165)
(Gain) loss on disposal of property and equipment	1	(2)
Changes in operating assets and liabilities:
Decrease in trade accounts receivable, net	1,101	1,513
(Increase) in prepaid expenses & other current assets	(1,538)	(1,824)
(Increase) decrease in other assets	(1)	12
(Decrease) in accounts payable	(1,952)	(3,937)
(Decrease) in accrued expenses	(2,107)	(3,599)
Increase (decrease) in other current liabilities	38	(128)
Increase (decrease) in other long-term liabilities	(50)	108
Net cash provided by (used in) operating activities	3,105	(511)

Cash flows from investing activities:
Purchases of property and equipment	(1,212)	(1,234)
Capitalized internal use software development costs	(137)	(81)
Net cash used in investing activities	(1,349)	(1,315)

Cash flows from financing activities:
Proceeds from employee common stock purchases	806	652
Tax deductions related to stock-based compensation	697	483
Net cash provided by financing activities	1,503	1,135

Net increase (decrease) in cash and cash equivalents	3,259	(691)
Cash and cash equivalents, beginning of period	61,639	51,687
Cash and cash equivalents, end of period	$64,898	$50,996

Other cash flow information:
Income taxes paid	$4,032	$3,000

Cash dividends on common stock previously restricted for payment of dividend	$16,231	$-

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of NIC Inc. and its subsidiaries ("NIC" or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries as of the dates and for the interim periods presented.  These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012, and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.  The consolidated balance sheet data included herein as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

NIC is a leading provider of eGovernment services that helps governments use the Internet to reduce internal costs, increase efficiencies, and provide a higher level of service to businesses and citizens.  The Company accomplishes this currently through two channels: its primary outsourced portal businesses and its software & services businesses.

In its primary outsourced portal businesses, the Company generally designs, builds, and operates Internet-based portals on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete government-based transactions online.  These portals consist of websites and applications the Company has built that allow businesses and citizens to access government information online and complete transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report.  Operating under multiple-year contracts (see Note 2), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy.  NIC’s self-funded business model allows the Company to generate revenues by sharing in the fees the Company collects from eGovernment transactions.  The Company’s government partners benefit through reducing their financial and technology risks, increasing their operational efficiencies, and gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient, and more cost-effective means to interact with governments.  The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the outsourced government portals.

The Company’s software & services businesses primarily include its subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies.

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating enterprise-wide outsourced portals on behalf of state and local governments.  The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies.  The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, amortization of acquisition-related intangible assets, and depreciation & amortization.  Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), telecommunications, fees required to process debit/credit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities.  Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses.  Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent.  Selling & administrative costs also consist of stock-based compensation and corporate-level expenses for market development and public relations.  In addition, selling & administrative costs include legal fees and other third-party costs, net of directors’ and officers’ liability insurance and other reimbursements received, incurred in connection with the previously disclosed SEC matter (see Note 5).

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented.  The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders.  The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities.  Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented.  Unvested service-based restricted shares totaled approximately 0.9 million and 1.0 million at March 31, 2012 and 2011, respectively.  Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities.  Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period.  The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method.  The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted awards.  The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 31,
	2012	2011
Numerator:
Net income	$5,628	$5,055
Less: Income allocated to participating securities	(73)	(75)
Net income available to common stockholders	$5,555	$4,980
Denominator:
Weighted average shares - basic	64,297	63,771
Restricted stock awards	-	60
Weighted average shares - diluted	64,297	63,831

Basic net income per share:
Net income	$0.09	$0.08

Diluted net income per share:
Net income	$0.09	$0.08

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions.  In November 2010, the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule to implement Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provides temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts at all FDIC-insured depository institutions effective December 31, 2010 through December 31, 2012.  At March 31, 2012, the Company’s cash was held entirely in domestic non-interest bearing transaction accounts, which limits its exposure to credit loss.  The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

2.  OUTSOURCED GOVERNMENT CONTRACTS

Outsourced State Portal Contracts

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. In addition, 15 contracts under which the Company provides outsourced state portal services can be terminated by the other party without cause on a specified period of notice.  Collectively, revenues generated from these contracts represented 58% of the Company’s total consolidated revenues for the three-month period ended March 31, 2012.  In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal.  In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kansas, Oklahoma, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the contract with the Commonwealth of Virginia.

At March 31, 2012, the Company was bound by performance bond commitments totaling approximately $5.3 million on certain outsourced portal contracts.  Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.  The Company has never had any defaults resulting in draws on performance bonds.

The following is a summary of the portals through which the Company provides outsourced portal services to state governments at March 31, 2012 (which does not include the portal contract in the state of New Jersey, which has not yet become financially viable):

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	9/25/2014 (9/25/2017)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2013
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2012 (6/30/2013)
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2012 (6/26/2013)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/19/2013 (8/19/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2015 (2/28/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	8/7/2012
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2012 (12/31/2014)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2013 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2013 (6/30/2015)
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2013 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	6/29/2012 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	3/31/2013
Virginia Interactive, LLC	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2014 (1/31/2016)
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2012 (12/31/2016)

During the first quarter of 2012, the Company was awarded a three-year contract with the state of Alabama to manage the state’s official government portal, which includes options for the government to extend the contract for two additional one-year renewal terms.  In addition, the Company received a one-year contract extension from the state of Kentucky, and the Company’s contract with the state of Iowa was extended for six months.

Outsourced Federal Contracts

The Company currently has contracts with two federal agencies to provide outsourced services through its NIC Technologies subsidiary.  NIC Technologies has entered into a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model.  During the first quarter of 2012, the FMCSA exercised the second of its four one-year renewal options for the PSP contract, extending its term through February 16, 2013.  NIC Technologies also designs and develops online federal campaign expenditure and ethics compliance systems for federal government agencies through its contract with the Federal Election Commission (“FEC”).  The contract with the FEC expires on February 28, 2013, and includes an option for the government to extend the contract for an additional three months.

Any renewal of these contracts beyond the initial term is optional and a federal agency may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period.  The contract with the FMCSA can be terminated by the other party without cause on a specified period of notice.  The loss of the contract with the FMCSA, as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce the Company’s revenues and profitability.  In addition, the Company has limited control over the level of fees it is permitted to retain under the contract with the FMCSA.  Any changes made to the amount or percentage of fees retained by the Company, or to the amounts charged for the services offered, could materially affect the profitability of this contract to the Company.

Expiring Contracts

As of March 31, 2012, there were 13 contracts under which the Company provides outsourced portal services or software development and services that have expiration dates within the 12-month period following March 31, 2012.  Collectively, revenues generated from these contracts represented 28% of the Company’s total consolidated revenues for the three-month period ended March 31, 2012.  As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a SaaS basis, which would be available to the government agency on a fee-for-service basis. One of the 13 expiring contracts is the contract under which the Company's indirect subsidiary, Virginia Interactive, LLC ("VI"), provides outsourced portal services to agencies of the Commonwealth of Virginia, which will expire on August 31, 2012. As more fully disclosed in a Form 8-K filed by the Company with the SEC on April 18, 2012, VI did not agree to terms mandated for a new contract by the Commonwealth of Virginia. In the bidding process for new contracts to replace current portal contract functions, the three Requests for Proposals issued decentralized to the agency level and disaggregated some of the enterprise-wide portal functions currently managed by VI. Other functions covered by the expiring VI contract were not bid out. Under the expiring contract, VI is required to provide transition services for up to one year following the contract expiration to the extent requested by agencies of the Commonwealth of Virginia. For both the three-month periods ended March 31, 2012 and 2011, revenues from the Virginia portal contract accounted for approximately 4% of the Company's total consolidated revenues.

3.  STOCKHOLDERS’ EQUITY

On October 24, 2011, the Company’s Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of December 19, 2011.  The dividend, totaling approximately $16.2 million, was paid on January 3, 2012 on 64,173,368 outstanding shares of common stock.  A dividend equivalent of $0.25 per share was also paid simultaneously on 750,497 unvested shares of restricted stock granted under the Company’s 2006 Stock Option and Incentive Plan. The dividend was paid out of the Company’s available cash, which had been classified as restricted at December 31, 2011.

4.  STOCK BASED COMPENSATION

During the first quarter of 2012, the Board of Directors of the Company granted certain management-level employees and executive officers service-based restricted stock awards totaling 284,862 shares with a grant-date fair value totaling approximately $3.6 million.  Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%.  Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period.

During the first quarter of 2012, the Board of Directors of the Company also granted certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 134,982 shares, with a grant date fair value of $12.36 per share, totaling approximately $1.7 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2014.  The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

●	Operating income growth (three-year compound annual growth rate)

●	Total consolidated revenue growth (three-year compound annual growth rate)

●	Cash flow return on invested capital (three-year average)

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended
	March 31,
	2012	2011
Cost of portal revenues, exclusive of depreciation & amortization	$213	$233
Cost of software & services revenues, exclusive of depreciation and amortization	9	15
Selling & administrative	501	1,043
Stock-based compensation expense before income taxes	723	1,291
Income tax benefit	(304)	(521)
Net stock-based compensation expense	$419	$770

5.  COMMITMENTS AND CONTINGENCIES

SEC Matter

Selling & administrative expenses for the three-month period ended March 31, 2012 include approximately $0.8 million of legal fees and other third-party costs related to the previously disclosed SEC matter.  These expenses were reduced by approximately $0.7 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier, resulting in a net increase in expense of approximately $0.1 million.  Selling & administrative expenses for the three-month period ended March 31, 2011 include approximately $0.8 million of legal fees and other third party costs related to the SEC matter and related to the derivative action that was concluded in the fourth quarter of 2011. These expenses were reduced by approximately $1.2 million of insurance reimbursement that was approved for payment and was subsequently collected by the Company in the second quarter of 2011.  The Company promptly submits any invoices potentially reimbursable under its directors’ and officers’ liability insurance policies to its carrier for reimbursement.  For expenses that are subject to reimbursement, the Company does not generally receive reimbursement for 90 to 120 days.  To the extent that the carrier agrees to reimburse the Company for expenses previously recorded in selling & administrative expenses, the Company treats any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.   The SEC matter was concluded as to the Company and its Chairman of the Board and Chief Executive Officer in January 2011.

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

6.  SEGMENTS AND RELATED INFORMATION

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

The table below reflects summarized financial information for the Company's reportable and operating segments for the three months ended March 31 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2012
Revenues	$45,712	$3,031	$-	$48,743
Costs & expenses	30,415	999	6,229	37,643
Amortization of acquisition-related intangible assets	81	-	-	81
Depreciation & amortization	1,234	14	63	1,311
Operating income (loss)	$13,982	$2,018	$(6,292)	$9,708

2011
Revenues	$40,355	$2,379	$-	$42,734
Costs & expenses	26,937	1,022	5,145	33,104
Amortization of acquisition-related intangible assets	81	-	-	81
Depreciation & amortization	1,002	17	65	1,084
Operating income (loss)	$12,335	$1,340	$(5,210)	$8,465

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended March 31 (in thousands):

	2012	2011
Total segment operating income	$16,000	$13,675
Other reconciling items	(6,292)	(5,210)
Other income (expense), net	(1)	3
Consolidated income before income taxes	$9,707	$8,468

For the three-month periods ended March 31, 2012 and 2011, the Company's Texas portal contract accounted for approximately 21% and 22% of the Company's total consolidated revenues, respectively.  No other state portal contract accounted for more than 10% of the Company's total consolidated revenues for the three-month periods ended March 31, 2012 or 2011, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (the “Company”, “NIC”, “we” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts and an application consolidation project in Texas, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future.  For example, statements like we "expect," we "believe," we "plan," we "intend," or we "anticipate" are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements.  These include, among others, NIC’s ability to  successfully integrate into its operations recently awarded eGovernment contracts; NIC’s ability to implement its new portal contracts and an application consolidation project in Texas in a timely and cost-effective manner; NIC’s ability to successfully increase the adoption and use of eGovernment services; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; the success of the Company in renewing existing contracts and in signing contracts with new states and federal government agencies; continued favorable government legislation; NIC’s ability to successfully transition out of expired contracts; NIC's ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; the possibility of security breaches through cyber attacks; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2011 Annual Report on Form 10-K filed on February 24, 2012 with the SEC.  Investors should read all of these discussions of risks carefully.

All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We will not necessarily update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

WHAT WE DO – AN EXECUTIVE SUMMARY

We are a leading provider of eGovernment services that help governments use the Internet to reduce internal costs, increase efficiencies, and provide a higher level of service to businesses and citizens. We accomplish this currently through two channels: our primary outsourced portal businesses and our software & services businesses.

In our primary outsourced portal businesses, we generally enter into contracts primarily with state and local governments to design, build, and operate Internet-based enterprise-wide portals on their behalf. We typically enter into multi-year contracts and manage operations for each government partner through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our portals consist of websites and applications that we build, which allow businesses and citizens to access government information online and complete transactions, including applying for a permit, retrieving government records, or filing a government-mandated form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments.  We do this by marketing portal services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals.  Our unique self-funded business model allows us to generate revenues by sharing in the fees collected from eGovernment transactions. Our partners benefit because they reduce their financial and technology risks, increase their operational efficiencies, and gain a centralized, customer-focused presence on the Internet, while businesses and citizens gain a faster, more convenient, and more cost-effective means to interact with governments.

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

Any renewal of the outsourced portal contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period.  In addition, 15 contracts under which we provide outsourced state portal services can be terminated without cause on a specified period of notice.  Collectively, revenues generated from these contracts represented 58% of our total consolidated revenues for the three-month period ended March 31, 2012.  In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal.   In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kansas, Oklahoma, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below regarding the expiration of the contract with the Commonwealth of Virginia.

In our software & services businesses, the majority of our revenues are generated from contracts with two federal agencies to provide outsourced services through our NIC Technologies subsidiary.  NIC Technologies has entered into a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model.  During the first quarter of 2012, the FMCSA exercised the second of its four one-year renewal options for the PSP contract, extending its term through February 16, 2013.  NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies through its contracts with the Federal Election Commission (“FEC”) and the state of Michigan.  The contract with the FEC expires on February 28, 2013, and includes an option for the government to extend the contract for an additional three months, and the contract with the state of Michigan expires on December 31, 2012.

Any renewal of these software & services contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period.  The contract with the FMCSA can be terminated by the other party without cause on a specified period of notice.  The loss of the contract with the FMCSA, as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability.  In addition, we have limited control over the level of fees we are permitted to retain under the contract with the FMCSA.  Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of this contract to us.  Also see Note 2 in the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q.

As of March 31, 2012, there were 13 contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following March 31, 2012.  Collectively, revenues generated from these contracts represented 28% of our total consolidated revenues for the three-month period ended March 31, 2012.  As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation on our part, except as otherwise provided in the contract and except for the services we provide on a software-as-a-service, or “SaaS,” basis, which would be available to the government agency on a fee-for-service basis. One of the 13 expiring contracts is the contract under which our indirect subsidiary, Virginia Interactive, LLC ("VI"), provides outsourced portal services to agencies of the Commonwealth of Virginia, which will expire on August 31, 2012. As more fully disclosed in a Form 8-K filed by us with the SEC on April 18, 2012, VI did not agree to terms mandated for a new contract by the Commonwealth of Virginia. In the bidding process for new contracts to replace current portal contract functions, the three Requests for Proposals issued decentralized to the agency level and disaggregated some of the enterprise-wide portal functions currently managed by VI. Other functions covered by the expiring VI contract were not bid out. We have not seen other states that utilized outsourced services moving toward disaggregating outsourced portal functions. Under the expiring contract, VI is required to provide transition services for up to one year following the contract expiration to the extent requested by agencies of the Commonwealth of Virginia. For both the three-month periods ended March 31, 2012 and 2011, revenues from the Virginia portal contract accounted for approximately 4% of our total consolidated revenues.

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

●
Non-DMV transaction-based: these are transaction fees from sources other than the sale of DMV records, for transactions conducted by business users and consumer users through our portals, and are generally recurring.  For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 in our Annual Report on Form 10-K, for the year ended December 31, 2011, filed with the SEC on February 24, 2012.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three-month periods ended March 31, 2012 and 2011.  This discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes included in this Form 10-Q.

	Three months ended
	March 31,
Key Financial Metrics	2012	2011
Revenue growth - outsourced portals	13%	9%
Same state revenue growth - outsourced portals	10%	9%
Recurring portal revenue as a % of total portal revenues	92%	92%
Gross profit % - outsourced portals	37%	37%
Revenue growth - software & services	27%	122%
Gross profit % - software & services	68%	58%
Selling & administrative expenses as a % of total revenues	16%	16%
Operating income margin % (operating income as a % of total revenues)	20%	20%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended March 31,
Portal Revenue Analysis	2012	% Change	2011
DMV transaction-based	$17,419	4%	$16,699
Non-DMV transaction-based	22,312	22%	18,309
Portal software development	3,631	10%	3,309
Portal management	2,350	15%	2,038
Total	$45,712	13%	$40,355

Portal revenues in the current quarter increased 13%, or approximately $5.4 million, over the prior year quarter.  Of this increase, (i) 10%, or approximately $4.1 million, was attributable to an increase in same state portal revenues (portals in operation and generating revenues for two full periods); and (ii) 3%, or approximately $1.3 million, was attributable to increases from our newer portals, including Mississippi ($0.8 million), which began to generate revenues in May 2011; Delaware ($0.3 million), which began to generate revenues in October 2011; and New Jersey ($0.2 million), which began to generate revenues in April 2011, but is not yet financially viable.

Same state portal revenues in the current quarter increased 10% over the prior year quarter primarily due to increased revenues from our Texas, Colorado, and Hawaii portals, among others.  Same state revenue growth in the prior year quarter was 9%. Same state non-DMV transaction-based revenues increased 21% in the current quarter due to strong performance from several key services, including professional license renewals, motor vehicle registrations, and tax filings.  Same state non-DMV transaction-based revenue growth was 23% in the prior year quarter.  Same state DMV revenue growth was flat in the current quarter compared to 2% growth in the prior year quarter.  Absent DMV price increases, same state DMV revenues have historically grown at a rate of 1% to 3% per year.

COST OF PORTAL REVENUES.  In the analysis below, we have categorized our cost of portal revenues between fixed and variable costs (in thousands), with the corresponding percentage increase or decrease from the prior year period.  Fixed costs include costs such as employee compensation (including stock-based compensation), telecommunication, and all other costs associated with the provision of dedicated client service such as dedicated facilities.  Variable costs consist of costs that vary with our level of portal revenues and primarily include bank fees required to process debit/credit card and automated clearinghouse transactions and, to a lesser extent, costs associated with revenue share arrangements with our state partners.

	Three months ended March 31,
Cost of Portal Revenue Analysis	2012	% Change	2011
Fixed costs	$18,649	16%	$16,022
Variable costs	10,102	7%	9,399
Total	$28,751	13%	$25,421

Cost of portal revenues for the current quarter increased 13%, or approximately $3.3 million, over the prior year quarter. Of this increase, (i) 4%, or approximately $0.9 million, was attributable to an increase in same state cost of portal revenues; and (ii) 9%, or approximately $2.4 million, was attributable to our newer portals in Mississippi, New Jersey, Oregon, Maryland, and Delaware.  In our Oregon and Maryland portals, which have not yet begun to generate revenues, start-up costs totaled approximately $1.8 million in the current quarter.

The increase in same state cost of portal revenues in the current quarter was primarily attributable to an increase in variable fees to process debit/credit card transactions, due mainly to higher transaction volumes from our portals in Colorado and Texas, among others.  A significant percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via debit/credit cards.  We typically earn a percentage of the debit/credit card transaction amount, but also must pay an associated interchange fee to the bank that processes the debit/credit card transaction.  We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we plan to continue to implement these services as they contribute favorably to our operating income growth.  Although we did experience lower debit interchange fees as a percentage of portal revenues in the current quarter as a result of the Durbin Amendment under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which places limits on debit card interchange rates that card issuing banks may charge, and which became effective on October 1, 2011, we are unable to predict whether such limits going forward will result in an increase in other fees that banks charge us to process credit card and other electronic transactions.

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

	Three months ended March 31,
Software & Services Revenue Analysis	2012	% Change	2011
NIC Technologies	$2,615	28%	$2,046
Other	416	25%	333
Total	$3,031	27%	$2,379

Software & services revenues in the current quarter increased 27%, or approximately $0.7 million, over the prior year quarter. This increase was primarily due to higher revenues from our contract with the FMCSA ($0.5 million) as a result of increased adoption of the PSP.

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the current quarter decreased 4%, or less than $0.1 million, over the prior year quarter.  Our software & services gross profit percentage was 68% in the current quarter, up from 58% in the prior year quarter.  The increase was primarily due to higher revenues from the PSP, as described above.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter increased 19%, or approximately $1.2 million, over the prior year quarter.  In the current quarter, we incurred approximately $0.8 million of legal fees and other third-party costs related to the previously disclosed SEC matter.  These expenses were reduced by approximately $0.7 million of reimbursement from our directors’ and officers’ liability insurance carrier, resulting in a net increase in expense of approximately $0.1 million.  In the prior year quarter, we incurred approximately $0.8 million in legal fees and other third-party costs related to the SEC matter and related to the derivative action that was concluded in the fourth quarter of 2011. These expenses were reduced by approximately $1.2 million of insurance reimbursement that was approved for payment and was subsequently collected by us in the second quarter of 2011.  As a result, such reimbursement was treated as a reduction of selling & administrative expenses during the prior year quarter, resulting in a net decrease in expense of approximately $0.4 million.

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

In the current quarter, legal fees and other third-party costs related to the SEC matter, net of directors’ and officers’ liability insurance, increased approximately $0.5 million from the prior year quarter, while other selling & administrative expenses increased by approximately $0.7 million, due mainly to higher personnel and software and maintenance costs to support and enhance corporate-wide information technology, security and portal operations, and higher incentive compensation and benefit costs.

As a percentage of total consolidated revenues, selling & administrative expenses were 16% in both the current and prior year quarters.

DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense in the current quarter increased 21%, or approximately $0.2 million, over the prior year quarter.  This increase was primarily attributable to capital expenditures for our centralized hosting environment to support and enhance corporate-wide information technology and security and for new state portal contracts.  As a percentage of total consolidated revenues, depreciation & amortization was 3% in both the current and prior year quarters.

INCOME TAXES.  Our effective tax rate was approximately 42% in the current quarter and approximately 40% in the prior year quarter.  The increase in the current quarter effective tax rate was primarily due to an increase in nondeductible compensation related expenses compared to the prior year quarter.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $3.1 million in the current quarter compared to net cash used of $0.5 million in the prior year quarter.  The increase in cash flow from operations in the current period was primarily the result of the period-over-period increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation, which was partially offset by a decrease in accounts payable due to the timing of payments to our government partners, and a decrease in accrued expenses due to the timing of payments in 2012 for management-level incentive compensation pursuant to 2011 performance and 401(k) Company matching contributions.

The negative cash flow from operations in the prior year period was primarily the result of (i) sales commissions and quarterly estimated income tax payments in 2011, which increased prepaid expenses & other current assets; (ii) the timing of the directors’ and officers’ liability insurance reimbursement described above, which increased prepaid expenses & other current assets; (iii) payments in 2011 for management-level incentive compensation pursuant to 2010 performance and 401(k) Company matching contributions, which reduced accrued expenses; and (iv) the timing of payments to our government partners in the prior year quarter, which reduced accounts payable.

Investing Activities

Net cash used in investing activities was approximately $1.3 million in both the current and prior year quarters.  Investing activities in the current period primarily reflect $1.2 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance corporate-wide information technology security, including Web servers, purchased software, and office equipment.  Investing activities in the prior year quarter primarily reflect $1.2 million of capital expenditures, which was for normal fixed asset additions in our outsourced portal business and in our centralized hosting environment to support and enhance corporate-wide information technology security, including Web servers, purchased software and office equipment.  In addition, in both the current and prior year quarters we capitalized approximately $0.1 million of internal-use software development costs related to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing Activities

Net cash from financing activities was approximately $1.5 million in the current quarter and approximately $1.1 million in the prior year quarter.  Financing activities in the current and prior year quarters primarily reflect the receipt of approximately $0.8 million and $0.7 million, respectively, in proceeds from our employee stock purchase program and tax deductions of approximately $0.7 million and $0.5 million, respectively, related to stock-based compensation.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and also accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended March 31, 2012 and December 31, 2011 were approximately $987.4 million and $772.0 million, respectively. The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period.  Days sales outstanding for the three-month periods ended March 31, 2012 and December 31, 2011 was four and six, respectively.

We believe our working capital and current ratio are important measures of our short-term liquidity.  Working capital, defined as current assets minus current liabilities, increased to $63.5 million at March 31, 2012, from $56.2 million at December 31, 2011.  The increase in our working capital is primarily due to an increase in cash flows from operating activities as further described above.  Our current ratio, defined as current assets divided by current liabilities, was 2.1 and 1.7 at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, our unrestricted cash and cash equivalents balance was $64.9 million compared to $61.6 million at December 31, 2011.  We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives, and special dividend payments (if any) for at least the next 12 months without the need of additional capital.  We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes.  We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility.  In total, we had $3.2 million in available capacity to issue additional letters of credit and $8.2 million of unused borrowing capacity at March 31, 2012 under the facility.  We were in compliance with all of the financial covenants under the revolving credit facility at March 31, 2012.

We issue letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of our outsourced government portal contracts.  These irrevocable letters of credit are generally in force for one year.  Letters of credit may have an expiration date of up to one year beyond the May 1, 2014 expiration date of the credit agreement.  We had unused outstanding letters of credit totaling approximately $1.8 million at March 31, 2012.  We are not currently required to cash collateralize these letters of credit.  However, even though we currently expect to be profitable in fiscal 2012, we may not be able to sustain or increase profitability on a quarterly or annual basis.  We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability.  If we are not able to sustain profitability, our cash collateral requirements may increase.

At March 31, 2012, we were bound by performance bond commitments totaling approximately $5.3 million on certain outsourced government portal contracts.  We have never had any defaults resulting in draws on performance bonds.  Had we been required to post 100% cash collateral at March 31, 2012 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.0 million and would have been classified as restricted cash.

We currently expect our capital expenditures to be approximately $13.0 million to $13.5 million in fiscal 2012, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions and capital expenditures to implement our new portal contracts and to implement RSA 2.0 for the Texas Department of Public Safety as described in our 2011 Annual Report on Form 10-K filed with the SEC on February 24, 2012.

On January 3, 2012, we paid a $0.25 per share special cash dividend totaling approximately $16.2 million out of available cash.  We do not believe that this dividend will have a significant effect on our future liquidity.  Our future liquidity may be adversely affected to the extent we incur obligations to advance or pay significant legal fees and other expenses that are not covered by our directors’ and officers’ liability insurance in connection with the civil action by the SEC against our Chief Financial Officer.  Our directors’ and officers’ liability insurance carrier has agreed to reimburse the Company for certain reasonable costs of defense advanced by the Company to our Chief Financial Officer in the SEC civil action, as further discussed above and in Note 5 in the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q.  We may need to raise additional capital within the next 12 months to further:

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, except for our headquarters those commitments are generally tied to the period of performance under related portal contracts.  We have income tax uncertainties of approximately $0.6 million at March 31, 2012.  These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year.  We estimate that these matters could be resolved in one to three years.  However, the ultimate timing of resolution is uncertain.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.  Our cash and cash equivalents are held entirely in domestic non-interest bearing transaction accounts.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           During the first quarter of 2012, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 31, 2012	689	$12.51	N/A	N/A
February 1, 2012	7,124	$12.49	N/A	N/A
February 3, 2012	76,567	$11.92	N/A	N/A
February 4, 2012	5,645	$11.92	N/A	N/A
March 4, 2012	8,378	$11.59	N/A	N/A
March 7, 2012	5,903	$11.79	N/A	N/A

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: May 1, 2012	/s/ Stephen M. Kovzan
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

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).