Form 10-Q
period 2012-06-30
NIC INC
filed 2012-08-02
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 25, 2012, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 64,507,924.

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$70,175	$61,639
Cash restricted for payment of dividend	-	16,231
Trade accounts receivable, net	55,129	49,306
Deferred income taxes, net	1,000	916
Prepaid expenses & other current assets	9,508	5,994
Total current assets	135,812	134,086
Property and equipment, net	12,133	8,853
Intangible assets, net	993	1,088
Deferred income taxes, net	-	83
Other assets	245	243
Total assets	$149,183	$144,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,191	$45,038
Accrued expenses	20,050	16,293
Dividend payable	-	16,231
Other current liabilities	210	310
Total current liabilities	68,451	77,872

Deferred income taxes, net	465	-
Other long-term liabilities	1,332	1,405
Total liabilities	70,248	79,277

Commitments and contingencies (Notes 1, 2 and 5)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
64,508 and 64,178 shares issued and outstanding	6	6
Additional paid-in capital	98,937	96,799
Accumulated deficit	(20,008)	(31,729)
Total stockholders' equity	78,935	65,076
Total liabilities and stockholders' equity	$149,183	$144,353

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended		Six months ended
	June 30,		June 30,
Revenues:	2012	2011	2012	2011
Portal revenues	$49,042	$43,783	$94,754	$84,138
Software & services revenues	2,940	2,640	5,971	5,019
Total revenues	51,982	46,423	100,725	89,157
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	30,550	26,362	59,301	51,783
Cost of software & services revenues, exclusive of depreciation & amortization	1,008	1,009	1,966	2,006
Selling & administrative	8,383	8,420	16,318	15,106
Amortization of acquisition-related intangible assets	81	81	161	161
Depreciation & amortization	1,319	1,109	2,630	2,194
Total operating expenses	41,341	36,981	80,376	71,250
Operating income	10,641	9,442	20,349	17,907
Other income (expense), net	-	1	(1)	4
Income before income taxes	10,641	9,443	20,348	17,911
Income tax provision	4,548	3,910	8,627	7,323
Net income	$6,093	$5,533	$11,721	$10,588

Basic net income per share (Note 1)	$0.09	$0.09	$0.18	$0.16
Diluted net income per share (Note 1)	$0.09	$0.09	$0.18	$0.16

Weighted average shares outstanding:
Basic	64,489	63,998	64,393	63,885
Diluted	64,489	64,061	64,393	63,947

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2012	64,178	$6	$96,799	$(31,729)	$65,076
Net income	-	-	-	11,721	11,721
Restricted stock vestings	361	-	204	-	204
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(109)	-	(1,295)	-	(1,295)
Stock-based compensation	-	-	1,857	-	1,857
Tax deductions relating to stock-based compensation	-	-	770	-	770
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(204)	-	(204)
Issuance of common stock under employee stock purchase plan	78	-	806	-	806
Balance, June 30, 2012	64,508	$6	$98,937	$(20,008)	$78,935

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Six months ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$11,721	$10,588
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	161	161
Depreciation & amortization	2,630	2,194
Stock-based compensation expense	1,857	2,365
Deferred income taxes	(464)	(426)
(Gain) loss on disposal of property and equipment	1	(2)
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(5,823)	(3,844)
(Increase) in prepaid expenses & other current assets	(2,586)	(2,169)
(Increase) decrease in other assets	(2)	10
Increase (decrease) in accounts payable	3,153	(2,156)
(Decrease) in accrued expenses	(502)	(277)
(Decrease) in other current liabilities	(100)	(181)
Increase (decrease) in other long-term liabilities	(73)	151
Net cash provided by operating activities	9,973	6,414

Cash flows from investing activities:
Purchases of property and equipment	(2,664)	(2,573)
Capitalized internal use software development costs	(349)	(192)
Net cash used in investing activities	(3,013)	(2,765)

Cash flows from financing activities:
Proceeds from employee common stock purchases	806	652
Tax deductions related to stock-based compensation	770	1,012
Net cash provided by financing activities	1,576	1,664

Net increase in cash and cash equivalents	8,536	5,313
Cash and cash equivalents, beginning of period	61,639	51,687
Cash and cash equivalents, end of period	$70,175	$57,000

Other cash flow information
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$2,964	$-
Cash payments:
Income taxes paid	$8,649	$7,145
Cash dividends on common stock previously restricted for payment of dividend	16,231	-

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating enterprise-wide outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, amortization of acquisition-related intangible assets, and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), subcontractor labor costs, telecommunications, fees required to process debit/credit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative costs also consist of stock-based compensation and corporate-level expenses for market development and public relations. In addition, selling & administrative costs include legal fees and other third-party costs, net of directors’ and officers’ liability insurance and other reimbursements received, incurred in connection with the previously disclosed SEC matter (see Note 5).

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.9 million and 1.0 million at June 30, 2012 and 2011, respectively. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$6,093	$5,533	$11,721	$10,588
Less: Income allocated to participating securities	(78)	(80)	(152)	(155)
Net income available to common stockholders	$6,015	$5,453	$11,569	$10,433
Denominator:
Weighted average shares - basic	64,489	63,998	64,393	63,885
Performance-based restricted stock awards	-	63	-	62
Weighted average shares - diluted	64,489	64,061	64,393	63,947

Basic net income per share:
Net income	$0.09	$0.09	$0.18	$0.16

Diluted net income per share:
Net income	$0.09	$0.09	$0.18	$0.16

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. In November 2010, the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule to implement Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provides temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts at all FDIC-insured depository institutions effective December 31, 2010 through December 31, 2012. At June 30, 2012, the Company’s cash was held entirely in domestic non-interest bearing transaction accounts, which limits its exposure to credit loss. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. In addition, 15 contracts under which the Company provides outsourced state portal services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 58% of the Company’s total consolidated revenues for each of the three- and six-month periods ended June 30, 2012. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kansas, Oklahoma, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the contract with the Commonwealth of Virginia.

At June 30, 2012, the Company was bound by performance bond commitments totaling approximately $5.3 million on certain outsourced portal contracts. Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. The Company has never had any defaults resulting in draws on performance bonds.

 The following is a summary of the portals through which the Company provides outsourced portal services to state governments at June 30, 2012:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	9/25/2014 (9/25/2017)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	6/30/2013 (6/30/2014)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2013
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2013
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2013
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	10/14/2012
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/19/2013 (8/19/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2015 (2/28/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	8/7/2012
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2012 (12/31/2014)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2013 (6/30/2015)
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2013 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2014 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	3/31/2013
Virginia Interactive, LLC	www.Virginia.gov (Virginia)	1997	8/31/2012
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2014 (1/31/2016)
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2013 (12/31/2016)

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

During the second quarter of 2012, the Company received one-year contract extensions from the states of Arizona, Kansas, New Jersey, and West Virginia. The Company also entered into a two-year contract extension with the state of Maine, which includes options for the government to extend the contract for two additional two-year renewal terms.

During July of 2012, the Company received a three-year contract extension from the state of Hawaii.

Outsourced Federal Contracts

The Company currently has contracts with two federal agencies to provide outsourced services through its NIC Technologies subsidiary. NIC Technologies has entered into a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model. During the first quarter of 2012, the FMCSA exercised the second of its four one-year renewal options for the PSP contract, extending its term through February 16, 2013. NIC Technologies also designs and develops online federal campaign expenditure and ethics compliance systems for federal agencies through its contract with the Federal Election Commission (“FEC”). The contract with the FEC expires on February 28, 2013, and includes an option for the government to extend the contract for an additional three months.

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

Expiring Contracts

As of June 30, 2012, there were 15 contracts under which the Company provides outsourced portal services or software development and services (which includes NIC Technologies’ contract with the state of Michigan) that have expiration dates within the 12-month period following June 30, 2012. Collectively, revenues generated from these contracts represented 30% of the Company’s total consolidated revenues for both the three- and six-month periods ended June 30, 2012. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a SaaS basis, which would be available to the government agency on a fee-for-service basis. One of the 15 expiring contracts is the contract under which the Company's indirect subsidiary, Virginia Interactive, LLC ("VI"), provides outsourced portal services to agencies of the Commonwealth of Virginia, which will expire on August 31, 2012. As more fully disclosed in a Form 8-K filed by the Company with the SEC on April 18, 2012, VI did not agree to terms mandated for a new contract by the Commonwealth of Virginia. In the bidding process for new contracts to replace current portal contract functions, the three Requests for Proposals decentralized to the agency level and disaggregated some of the enterprise-wide portal functions currently managed by VI. Other functions covered by the expiring VI contract were not bid out. Under the expiring contract, VI is required to provide transition services for up to one year following the contract expiration to the extent requested by agencies of the Commonwealth of Virginia. The Company has evaluated the potential costs of transitioning out of its contract with the Commonwealth of Virginia, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on the Company’s consolidated financial statements. In both the three- and six-month periods ended June 30, 2012, revenues from the Virginia portal contract accounted for approximately 4% of the Company's total consolidated revenues.

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

4. STOCK BASED COMPENSATION

During the first and second quarters of 2012, the Board of Directors of the Company granted to certain management-level employees, executive officers, and non-employee directors, service-based restricted stock awards totaling 284,862 shares and 52,003 shares, respectively, with a grant-date fair value totaling approximately $3.6 million and $0.6 million, respectively. Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. The Company excludes compensation cost related to awards not expected to vest based upon estimated forfeitures.

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

Stock-based compensation cost for performance-based restricted stock awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, and is recognized as expense over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest.

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of portal revenues, exclusive of depreciation & amortization	$275	$254	$488	$487
Cost of software & services revenues, exclusive of depreciation and amortization	21	18	30	33
Selling & administrative	838	802	1,339	1,845
Stock-based compensation expense before income taxes	1,134	1,074	1,857	2,365
Income tax benefit	(485)	(445)	(787)	(967)
Net stock-based compensation expense	$649	$629	$1,070	$1,398

5. COMMITMENTS AND CONTINGENCIES

SEC Matter

Selling & administrative expenses for the three-month period ended June 30, 2012 include approximately $1.5 million of legal fees and other third-party costs related to the previously disclosed SEC matter. These expenses were reduced by approximately $1.4 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier, resulting in a net increase in expense of approximately $0.1 million for the period. The $1.4 million reimbursement was approved for payment during the second quarter of 2012 and was subsequently collected during the third quarter of 2012. Selling & administrative expenses for the six-month period ended June 30, 2012 include approximately $2.3 million of legal fees and other third party costs related to the SEC matter, net of approximately $2.1 million of insurance reimbursement, resulting in a net increase in expense of approximately $0.2 million for the period. The Company promptly submits any invoices potentially reimbursable under its directors’ and officers’ liability insurance policies to its carrier for reimbursement. For expenses that are subject to reimbursement, the Company does not generally receive reimbursement for 90 to 120 days. To the extent that the carrier agrees to reimburse the Company for expenses previously recorded in selling & administrative expenses, the Company treats any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.

Selling & administrative expenses for the three- and six-month periods ended June 30, 2011 include approximately $1.1 million and $1.9 million, respectively, of legal fees and other third party costs related to the SEC matter and the previously disclosed derivative action that was concluded in the fourth quarter of 2011. These expenses were reduced by approximately $0.6 million and $1.8 million, respectively, of insurance reimbursement, resulting in a net increase in expense of approximately $0.5 million and $0.1 million, respectively, for the three- and six-month periods ended June 30, 2011.

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

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently a party to any material legal proceedings.

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

The table below reflects summarized financial information for the Company's reportable and operating segments for the three months ended June 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2012
Revenues	$49,042	$2,940	$-	$51,982

Costs & expenses	32,606	1,075	6,260	39,941
Amortization of acquisition-related intangible assets	81	-	-	81
Depreciation & amortization	1,247	14	58	1,319
Operating income (loss)	$15,108	$1,851	$(6,318)	$10,641

2011
Revenues	$43,783	$2,640	$-	$46,423

Costs & expenses	28,096	1,345	6,350	35,791
Amortization of acquisition-related intangible assets	81	-	-	81
Depreciation & amortization	1,032	13	64	1,109
Operating income (loss)	$14,574	$1,282	$(6,414)	$9,442

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended June 30 (in thousands):

	2012	2011
Total segment operating income	$16,959	$15,856
Other reconciling items	(6,318)	(6,414)
Other income, net	-	1
Consolidated income before income taxes	$10,641	$9,443

The table below reflects summarized financial information for the Company’s reportable segments for the six months ended June 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2012
Revenues	$94,754	$5,971	$-	$100,725

Costs & expenses	63,022	2,074	12,489	77,585
Amortization of acquisition-related intangible assets	161	-	-	161
Depreciation & amortization	2,481	28	121	2,630
Operating income (loss)	$29,090	$3,869	$(12,610)	$20,349

2011
Revenues	$84,138	$5,019	$-	$89,157

Costs & expenses	55,033	2,367	11,495	68,895
Amortization of acquisition-related intangible assets	161	-	-	161
Depreciation & amortization	2,034	30	130	2,194
Operating income (loss)	$26,910	$2,622	$(11,625)	$17,907

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the six months ended June 30 (in thousands):

	2012	2011
Total segment operating income	$32,959	$29,532
Other reconciling items	(12,610)	(11,625)
Other income (expense), net	(1)	4
Consolidated income before income taxes	$20,348	$17,911

For the three- and six-month periods ended June 30, 2012, the Company's Texas portal contract accounted for approximately 20% and 21% of the Company's total consolidated revenues, respectively. For both the three- and six-month periods ended June 30, 2011, the Company's Texas portal contract accounted for approximately 21% of the Company's total consolidated revenues. No other state portal contract accounted for more than 10% of the Company's total consolidated revenues for the three- and six-month periods ended June 30, 2012 or 2011, respectively.

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

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, NIC’s ability to  successfully integrate into its operations recently awarded eGovernment contracts; NIC’s ability to implement its new portal contracts and an application consolidation project in Texas in a timely and cost-effective manner; NIC’s ability to successfully increase the adoption and use of eGovernment services; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; the success of the Company in renewing existing contracts and in signing contracts with new states and federal government agencies; continued favorable government legislation; NIC’s ability to successfully transition out of expired contracts; NIC's ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; the possibility of security breaches through cyber-attacks; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2011 Annual Report on Form 10-K filed on February 24, 2012 with the SEC. Investors should read all of these discussions of risks carefully.

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

On behalf of our government partners, we enter into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services we provide and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract to us. We typically own all the intellectual property in connection with the applications developed under these contracts. After completion of the initial contract term, the government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to an increasing number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license. If our contract was not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to our partners on a fee-for-service basis. We also provide certain payment processing services on a SaaS basis to a few private sector companies and non-NIC portal states, and may continue to market these services to other entities in the future. Historically, however, revenues from these services have not been significant. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

Any renewal of the outsourced portal contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. In addition, 15 contracts under which we provide outsourced state portal services can be terminated without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 58% of our total consolidated revenues for the three- and six-month periods ended June 30, 2012. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kansas, Oklahoma, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below regarding the expiration of the contract with the Commonwealth of Virginia.

In our software & services businesses, the majority of our revenues are generated from contracts with two federal agencies to provide outsourced services through our NIC Technologies subsidiary. NIC Technologies has entered into a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model. During the first quarter of 2012, the FMCSA exercised the second of four one-year renewal options for the PSP contract, extending its term through February 16, 2013. NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies through its contracts with the Federal Election Commission (“FEC”) and the state of Michigan. The contract with the FEC expires on February 28, 2013, and includes an option for the government to extend the contract for an additional three months, and the contract with the state of Michigan expires on December 31, 2012.

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

As of June 30, 2012, there were 15 contracts under which we provide outsourced portal services or software development and services (which includes NIC Technologies’ contract with the state of Michigan) that have expiration dates within the 12-month period following June 30, 2012. Collectively, revenues generated from these contracts represented 30% of our total consolidated revenues for both the three- and six-month periods ended June 30, 2012. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation on our part, except as otherwise provided in the contract and except for the services we provide on a software-as-a-service, or “SaaS,” basis, which would be available to the government agency on a fee-for-service basis. One of the 15 expiring contracts is the contract under which our indirect subsidiary, Virginia Interactive, LLC ("VI"), provides outsourced portal services to agencies of the Commonwealth of Virginia, which will expire on August 31, 2012. As more fully disclosed in a Form 8-K filed by us with the SEC on April 18, 2012, VI did not agree to terms mandated for a new contract by the Commonwealth of Virginia. In the bidding process for new contracts to replace current portal contract functions, the three Requests for Proposals decentralized to the agency level and disaggregated some of the enterprise-wide portal functions currently managed by VI. Other functions covered by the expiring VI contract were not bid out. We are not aware of other states that utilize outsourced services moving toward disaggregating outsourced portal functions. Under the expiring contract, VI is required to provide transition services for up to one year following the contract expiration to the extent requested by agencies of the Commonwealth of Virginia. We have evaluated the potential costs of transitioning out of our contract with the Commonwealth of Virginia, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on our consolidated financial statements. In both the three- and six-month periods ended June 30, 2012, revenues from the Virginia portal contract accounted for approximately 4% of our total consolidated revenues.

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

Our software & services businesses

NIC Technologies currently derives a significant portion of its revenues from a contract with the FMCSA to develop and manage the PSP for motor carriers nationwide, using a self-funded, transaction-based business model. NIC Technologies recognizes revenues from this contract (primarily transaction-based information access fees) when the services are provided. NIC Technologies also derives a portion of its revenues from fixed fee and time and materials application development and outsourced maintenance contracts with the FEC and the state of Michigan and recognizes revenues as services are provided.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and six-month periods ended June 30, 2012 and 2011. This discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes included in this Form 10-Q.

	Three months ended		Six months ended
	June 30,		June 30,
Key Financial Metrics	2012	2011	2012	2011
Revenue growth - outsourced portals	12%	11%	13%	10%
Same state revenue growth - outsourced portals	6%	9%	8%	9%
Recurring portal revenue as a % of total portal revenues	90%	90%	91%	91%
Gross profit % - outsourced portals	38%	40%	37%	38%
Revenue growth - software & services	11%	110%	19%	116%
Gross profit % - software & services	66%	62%	67%	60%
Selling & administrative expenses as a % of total revenues	16%	18%	16%	17%
Operating income margin % (operating income as a % of total revenues)	20%	20%	20%	20%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended June 30,			Six months ended June 30,
Portal Revenue Analysis	2012	% Change	2011	2012	% Change	2011
DMV transaction-based	$17,697	8%	$16,394	$35,116	6%	$33,093
Non-DMV transaction-based	24,298	16%	21,010	46,610	19%	39,319
Portal software development	4,697	8%	4,342	8,328	9%	7,651
Portal management	2,350	15%	2,037	4,700	15%	4,075
Total	$49,042	12%	$43,783	$94,754	13%	$84,138

Portal revenues in the current quarter increased 12%, or approximately $5.3 million, over the prior year quarter. Of this increase, (i) 6%, or approximately $2.6 million, was attributable to an increase in same state portal revenues (portals in operation and generating revenues for two full periods); and (ii) 6%, or approximately $2.7 million, was attributable to increases from our newer portals, including Oregon ($0.3 million), which began to generate revenues in June 2012; Maryland ($1.1 million), which began to generate revenues in May 2012; Delaware ($0.3 million), which began to generate revenues in October 2011; Mississippi ($0.4 million), which began to generate revenues in May 2011; and New Jersey ($0.6 million), which began to generate revenues in April 2011.

Same state portal revenues in the current quarter increased 6% over the prior year quarter, primarily due to higher revenues from our Texas and Montana portals, among others. Same state revenue growth in the prior year quarter was 9%. Same state non-DMV transaction-based revenues increased 12% in the current quarter due to strong performance from several key services, including motor vehicle registrations, tax filings, and driver’s license renewals. Our same state non-DMV transaction-based revenue growth in the current quarter was lower than the 23% growth we achieved in the prior year quarter due in part to higher prior year growth related to certain biennial licensing applications and changes in the timing of certain seasonal services, among others. Same state DMV revenues decreased 1% in the current quarter compared to flat growth in the prior year quarter. Absent DMV price increases, same state DMV revenue growth has historically ranged from 0% to 3% per year, and has generally been flat in recent years.

Portal revenues for the six-month period ended June 30, 2012 increased 13%, or approximately $10.6 million, over the prior year period. Of this increase, (i) 8%, or approximately $6.7 million, was attributable to an increase in same state portal revenues; and (ii) 5%, or approximately $3.9 million, was attributable to increases from our newer portals, including Oregon ($0.3 million), Maryland ($1.1 million), Delaware ($0.6 million), Mississippi ($1.1 million), and New Jersey ($0.8 million).

Same state portal revenues in the current year-to-date period increased 8% over the prior year period, primarily due to increased revenues from our Texas, Colorado and Montana portals, among others. Same state revenue growth in the prior year-to-date period was 9%. Same state non-DMV transaction-based revenues increased 16% in the current year-to-date period due to strong performance from several key applications, including motor vehicle registrations and tax filings, among others. Our same state non-DMV transaction-based revenue growth in the six-month period ended June 30, 2012 was lower than the 23% growth we achieved in the prior year period due in part to higher prior year growth related to certain biennial licensing applications and changes in the timing of certain seasonal services, among others. Same state DMV transaction-based revenues decreased 1% compared to growth of 1% in the prior year-to-date period.

COST OF PORTAL REVENUES. In the analysis below, we have categorized our cost of portal revenues between fixed and variable costs (in thousands), with the corresponding percentage increase or decrease from the prior year period. Fixed costs include costs such as employee compensation (including stock-based compensation), subcontractor labor costs, telecommunication, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Variable costs consist of costs that vary with our level of portal revenues and primarily include bank fees required to process debit/credit card and automated clearinghouse transactions and, to a lesser extent, costs associated with revenue share arrangements with our state partners.

	Three months ended June 30,			Six months ended June 30,
Cost of Portal Revenue Analysis	2012	% Change	2011	2012	% Change	2011
Fixed costs	$19,590	17%	$16,693	$38,151	17%	$32,715
Variable costs	10,960	13%	9,669	21,150	11%	19,068
Total	$30,550	16%	$26,362	$59,301	15%	$51,783

Cost of portal revenues for the current quarter increased 16%, or approximately $4.2 million, over the prior year quarter. Of this increase, (i) 6%, or approximately $1.6 million, was attributable to an increase in same state cost of portal revenues; and (ii) 10%, or approximately $2.6 million, was attributable to our newer portals in Oregon, Maryland, Delaware, Mississippi, and New Jersey.

The increase in same state cost of portal revenues in the current quarter was partially attributable to an increase in fixed costs primarily due to higher employee compensation and benefit costs and an increase in marketing expenses. In addition, the increase was partially attributable to higher variable costs to process debit/credit card transactions, due mainly to higher transaction volumes from our portals in Texas and Montana, among others. A significant percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via debit/credit cards. We typically earn a percentage of the debit/credit card transaction amount, but also must pay an associated interchange fee to the bank that processes the debit/credit card transaction. We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we plan to continue to implement these services as they contribute favorably to our operating income growth. Although we did experience lower debit interchange fees as a percentage of portal non-DMV revenues in the current quarter as a result of the Durbin Amendment under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which places limits on debit card interchange rates that card issuing banks may charge, and which became effective on October 1, 2011, we are unable to predict whether such limits going forward will result in an increase in other fees that banks charge us to process credit card and other electronic transactions.

Our portal gross profit percentage was 38% in the current quarter, down from 40% in the prior year quarter due mainly to higher start-up costs related to newer state portals. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

Cost of portal revenues for the six-month period ended June 30, 2012 increased 15%, or approximately $7.5 million, over the prior year period. Of this increase, (i) 5%, or approximately $2.5 million, was attributable to an increase in same state cost of portal revenues; and (ii) 10%, or approximately $5.0 million, was attributable to our newer portals in Oregon, Maryland, Delaware, Mississippi, and New Jersey. The increase in same state cost of portal revenues in the current year-to-date period was partially attributable to an increase in fixed costs primarily due to higher employee compensation and benefit costs. The increase was also attributable to an increase in variable merchant fees to process credit card transactions, particularly from our portals in Montana and Texas, among others, which was offset partially by lower debit interchange fees as a result of the Durbin Amendment, as further discussed above.

Our portal gross profit percentage was 37% for the six-month period ended June 30, 2012, down from 38% in the prior year period due mainly to higher start-up costs related to newer portals.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended June 30,			Six months ended June 30,
Software & Services Revenue Analysis	2012	% Change	2011	2012	% Change	2011
NIC Technologies	$2,519	11%	$2,275	$5,134	19%	$4,321
Other	421	15%	365	837	20%	698
Total	$2,940	11%	$2,640	$5,971	19%	$5,019

Software & services revenues in the current quarter and year-to-date periods increased 11% and 19%, or approximately $0.3 million and $1.0 million, respectively, over the prior year periods. This increase was primarily due to higher revenues in the current quarter and year-to-date periods from our contract with the FMCSA ($0.4 million and $0.9 million, respectively), as a result of increased adoption of the PSP compared to the prior year periods.

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues in the current quarter was flat compared to the prior year quarter and decreased 2% in the current year-to-date period from the prior year period. Our software & services gross profit percentage in the current quarter and year-to-date periods was 66% and 67%, respectively, compared to 62% and 60%, respectively, in the prior year periods. The increases in 2012 were primarily due to higher revenues from the PSP, as further discussed above.

SELLING & ADMINISTRATIVE. As compared to the prior year periods, selling & administrative expenses were relatively flat in the current quarter and increased 8%, or approximately $1.2 million, in the current year-to-date period. Selling & administrative expenses for the three-month period ended June 30, 2012 include approximately $1.5 million of legal fees and other third-party costs related to the previously disclosed SEC matter. These expenses were reduced by approximately $1.4 million of reimbursement from our directors’ and officers’ liability insurance carrier, resulting in a net increase in expense of approximately $0.1 million in the current quarter. The $1.4 million reimbursement was approved for payment during the second quarter of 2012 and was subsequently collected during the third quarter of 2012. Selling & administrative expenses for the six-month period ended June 30, 2012 include approximately $2.3 million of legal fees and other third party costs related to the SEC matter, net of approximately $2.1 million of insurance reimbursement, resulting in a net increase in expense of approximately $0.2 million in the current year-to-date period.

Selling & administrative expenses for the three- and six-month periods ended June 30, 2011 include approximately $1.1 million and $1.9 million, respectively, of legal fees and other third party costs related to the SEC matter and the previously disclosed derivative action that was concluded in the fourth quarter of 2011. These expenses were reduced by approximately $0.6 million and $1.8 million, respectively, of insurance reimbursement, resulting in a net increase in expense of approximately $0.5 million and $0.1 million, respectively, for the three- and six-month periods ended June 30, 2011.

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

In the current quarter, legal fees and other third-party costs related to the SEC matter, net of insurance reimbursement, decreased approximately $0.4 million from the prior year period, while other selling & administrative expenses increased by approximately $0.4 million, due mainly to higher personnel and software and maintenance costs to support and enhance corporate-wide information technology, security and portal operations. In the current year-to-date period, legal fees and other third-party costs and penalties related to the SEC matter, net of insurance reimbursement, increased approximately $0.1 million from the prior year period, while other selling & administrative expenses increased by approximately $1.1 million, due mainly to higher personnel and software and maintenance costs to support and enhance corporate-wide information technology, security and portal operations, in addition to higher incentive compensation and benefit costs.

As a percentage of total consolidated revenues, selling & administrative expenses were 16% in both the current quarter and year-to-date periods, compared to 18% and 17%, respectively, in the prior year periods. The decrease in selling & administrative expenses as a percentage of total revenues in the current quarter primarily reflects lower costs related to the SEC matter, net of insurance reimbursement, and higher total revenues in the current quarter. The decrease in selling & administrative expenses as a percentage of total revenues in the current year-to-date period primarily reflects higher total revenues in the current year-to-date period, as further discussed above.

DEPRECIATION & AMORTIZATION. Depreciation & amortization expense in the current quarter and year-to-date periods increased 19% and 20%, or approximately $0.2 million and $0.4 million, respectively, over the prior year periods. These increases were primarily attributable to capital expenditures for our centralized hosting environment to support and enhance corporate-wide information technology and security and for new state portal contracts. As a percentage of total consolidated revenues, depreciation & amortization was 3% in both the current quarter and year-to-date periods, compared to 2% in the prior year periods.

INCOME TAXES. Our effective tax rate in the current quarter and year-to-date periods was approximately 43% and 42%, respectively, compared to 41% in each of the prior year periods. The increase in the current quarter and year-to-date effective tax rates was primarily due to an increase in nondeductible compensation-related expenses compared to the prior year periods.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $10.0 million in the current year-to-date period as compared to $6.4 million in the prior year period. The increase in cash flow from operations in the current period was primarily the result of (i) the period-over-period increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation; (ii) an increase in the current period in accounts payable from our newer state portals; and (iii) a reduction in accounts payable in the prior year period due to the timing of payments to our government partners, which were partially offset by an increase in accounts receivable from our newer state portals in the current period.

Investing Activities

Net cash used in investing activities was approximately $3.0 million in the current year-to-date period as compared to approximately $2.8 million in the prior year period. Investing activities in the current period primarily reflect $2.7 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance corporate-wide information technology security, including Web servers, purchased software, and office equipment. Investing activities in the prior year period primarily reflect $2.6 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal business and in our centralized hosting environment to support and enhance corporate-wide information technology security, including Web servers, purchased software and office equipment. In addition, in the current and prior year-to-date periods we capitalized approximately $0.3 million and $0.2 million, respectively, of internal-use software development costs related to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing Activities

Net cash from financing activities was approximately $1.6 million in the current year-to-date period as compared to approximately $1.7 million in the prior year period. Financing activities in the current and prior year-to-date periods primarily reflect the receipt of approximately $0.8 million and $0.7 million, respectively, in proceeds from our employee stock purchase program and tax deductions of approximately $0.8 million and $1.0 million, respectively, related to stock-based compensation.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and also accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended June 30, 2012 and December 31, 2011 were approximately $1.2 billion and $772.0 million, respectively. The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for the three-month periods ended June 30, 2012 and December 31, 2011 was four and six, respectively.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $67.4 million at June 30, 2012, from $56.2 million at December 31, 2011. The increase in our working capital is primarily due to net income generated from our operations as further described above. Our current ratio, defined as current assets divided by current liabilities, was 2.0 and 1.7 at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012, our unrestricted cash and cash equivalents balance was $70.2 million compared to $61.6 million at December 31, 2011. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments (if any) for at least the next 12 months without the need of additional capital. We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility. In total, we had $3.2 million in available capacity to issue additional letters of credit and $8.2 million of unused borrowing capacity at June 30, 2012 under the facility. We were in compliance with all of the financial covenants under the revolving credit facility at June 30, 2012.

We issue letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the May 1, 2014 expiration date of the credit agreement. We had unused outstanding letters of credit totaling approximately $1.8 million at June 30, 2012. We are not currently required to cash collateralize these letters of credit. However, even though we currently expect to be profitable in fiscal 2012, we may not be able to sustain or increase profitability on a quarterly or annual basis. We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability. If we are not able to sustain profitability, our cash collateral requirements may increase.

At June 30, 2012, we were bound by performance bond commitments totaling approximately $5.3 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at June 30, 2012 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.0 million and would have been classified as restricted cash.

We currently expect our capital expenditures to be approximately $13.0 million to $13.5 million in fiscal 2012, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions and capital expenditures to implement our new portal contracts and to implement RSA 2.0 for the Texas Department of Public Safety, as described in our 2011 Annual Report on Form 10-K filed with the SEC on February 24, 2012. At June 30, 2012, the Company accrued approximately $3.0 million related to equipment currently being configured for the Texas RSA 2.0 project.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. While we have significant operating lease commitments for office space, except for our headquarters those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $0.6 million at June 30, 2012. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In June 2012, the Company hired a Vice President of Internal Audit who will report directly to the Audit Committee of the Board of Directors. An Internal Audit function was created in response to our continued growth. The Vice President of Internal Audit will be responsible, along with Company management, for the ongoing evaluation of the adequacy and effectiveness of the Company’s governance and risk management processes and internal control structure, as well as identifying potential improvements to the Company’s operations.

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           During the second quarter of 2012, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 3, 2012	1,331	$11.43	N/A	N/A
May 4, 2012	1,393	$11.14	N/A	N/A
May 5, 2012	506	$11.14	N/A	N/A
May 6, 2012	1,282	$11.14	N/A	N/A

ITEM 6. EXHIBITS

10.1	NIC Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 2, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC Inc.

Dated: August 2, 2012	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer

NIC Inc.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	NIC Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 2, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).