Form 10-Q
period 2012-09-30
NIC INC
filed 2012-11-08
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 29, 2012, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 64,628,105.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$73,044	$61,639
Cash restricted for payment of dividend	-	16,231
Trade accounts receivable, net	54,379	49,306
Deferred income taxes, net	867	916
Prepaid expenses & other current assets	11,060	5,994
Total current assets	139,350	134,086
Property and equipment, net	17,058	8,853
Intangible assets, net	1,013	1,088
Deferred income taxes, net	-	83
Other assets	251	243
Total assets	$157,672	$144,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,763	$45,038
Accrued expenses	20,205	16,293
Dividend payable	-	16,231
Other current liabilities	194	310
Total current liabilities	68,162	77,872

Deferred income taxes, net	2,407	-
Other long-term liabilities	1,292	1,405
Total liabilities	71,861	79,277

Commitments and contingencies (Notes 1, 2 and 6)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
64,625 and 64,178 shares issued and outstanding	6	6
Additional paid-in capital	99,818	96,799
Accumulated deficit	(14,013)	(31,729)
Total stockholders' equity	85,811	65,076
Total liabilities and stockholders' equity	$157,672	$144,353

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended		Nine months ended
	September 30,		September 30,
Revenues:	2012	2011	2012	2011
Portal revenues	$50,198	$43,850	$144,952	$127,988
Software & services revenues	3,008	2,839	8,979	7,858
Total revenues	53,206	46,689	153,931	135,846
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	31,794	27,122	91,095	78,905
Cost of software & services revenues, exclusive of depreciation & amortization	1,079	1,063	3,045	3,069
Selling & administrative	8,218	6,275	24,536	21,381
Amortization of acquisition-related intangible assets	53	81	214	242
Depreciation & amortization	1,606	1,167	4,236	3,361
Total operating expenses	42,750	35,708	123,126	106,958
Operating income	10,456	10,981	30,805	28,888
Other expense, net	-	(10)	(1)	(6)
Income before income taxes	10,456	10,971	30,804	28,882
Income tax provision	4,461	4,139	13,088	11,462
Net income	$5,995	$6,832	$17,716	$17,420

Basic net income per share (Note 1)	$0.09	$0.11	$0.27	$0.27
Diluted net income per share (Note 1)	$0.09	$0.11	$0.27	$0.27

Weighted average shares outstanding:
Basic	64,586	64,120	64,458	63,964
Diluted	64,604	64,200	64,475	64,040

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2012	64,178	$6	$96,799	$(31,729)	$65,076
Net income	-	-	-	17,716	17,716
Restricted stock vestings	536	-	204	-	204
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(167)	-	(2,093)	-	(2,093)
Stock-based compensation	-	-	3,109	-	3,109
Tax deductions relating to stock-based compensation	-	-	1,197	-	1,197
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(204)	-	(204)
Issuance of common stock under employee stock purchase plan	78	-	806	-	806
Balance, September 30, 2012	64,625	$6	$99,818	$(14,013)	$85,811

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Nine months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$17,716	$17,420
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	214	242
Depreciation & amortization	4,236	3,361
Stock-based compensation expense	3,109	3,417
Deferred income taxes	1,080	(483)
Loss on disposal of property and equipment	1	8
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(5,073)	(1,797)
(Increase) in prepaid expenses & other current assets	(3,607)	(328)
(Increase) in other assets	(8)	(3)
Increase (decrease) in accounts payable	2,725	(6,985)
Increase in accrued expenses	1,162	2,162
(Decrease) in other current liabilities	(116)	(139)
Increase (decrease) in other long-term liabilities	(113)	270
Net cash provided by operating activities	21,326	17,145

Cash flows from investing activities:
Purchases of property and equipment	(11,374)	(3,890)
Capitalized internal use software development costs	(550)	(319)
Net cash used in investing activities	(11,924)	(4,209)

Cash flows from financing activities:
Proceeds from employee common stock purchases	806	652
Tax deductions related to stock-based compensation	1,197	1,492
Net cash provided by financing activities	2,003	2,144

Net increase in cash and cash equivalents	11,405	15,080
Cash and cash equivalents, beginning of period	61,639	51,687
Cash and cash equivalents, end of period	$73,044	$66,767

Other cash flow information
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$657	$-
Cash payments:
Income taxes paid	$11,854	$9,645
Cash dividends on common stock previously restricted for payment of dividend	16,231	-

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of NIC Inc. and its subsidiaries ("NIC" or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary for a fair statement of the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries as of the dates and for the interim periods presented. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012, and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. The consolidated balance sheet data included herein as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating enterprise-wide outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, amortization of acquisition-related intangible assets, and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), subcontractor labor costs, telecommunications, fees required to process credit/debit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative costs also consist of stock-based compensation and corporate-level expenses for market development and public relations. In addition, selling & administrative costs include legal fees and other third-party costs, net of directors’ and officers’ liability insurance and other reimbursements received, incurred in connection with the previously disclosed SEC matter and derivative action (see Note 6).

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.7 million and 0.8 million at September 30, 2012 and 2011, respectively. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income	$5,995	$6,832	$17,716	$17,420
Less: Income allocated to participating securities	(62)	(76)	(214)	(234)
Net income available to common stockholders	$5,933	$6,756	$17,502	$17,186
Denominator:
Weighted average shares - basic	64,586	64,120	64,458	63,964
Performance-based restricted stock awards	18	80	17	76
Weighted average shares - diluted	64,604	64,200	64,475	64,040

Basic net income per share:
Net income	$0.09	$0.11	$0.27	$0.27

Diluted net income per share:
Net income	$0.09	$0.11	$0.27	$0.27

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. In November 2010, the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule to implement Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provides temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts at all FDIC-insured depository institutions effective December 31, 2010 through December 31, 2012. At September 30, 2012, the Company’s cash was held entirely in domestic non-interest bearing transaction accounts, which limits its exposure to credit loss. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. In addition, 15 contracts under which the Company provides outsourced state portal services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 58% of the Company’s total consolidated revenues for each of the three- and nine-month periods ended September 30, 2012. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kansas, Oklahoma, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the contract with the Commonwealth of Virginia.

At September 30, 2012, the Company was bound by performance bond commitments totaling approximately $5.3 million on certain outsourced portal contracts. Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. The Company has never had any defaults resulting in draws on performance bonds.

 The following is a summary of the portals through which the Company provides outsourced portal services to state governments at September 30, 2012 (which does not include the portal contract in the Commonwealth of Pennsylvania, which has not yet become financially viable):

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	9/25/2014 (9/25/2017)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	6/30/2013 (6/30/2014)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2013
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2013
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2013
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	11/14/2012
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/19/2013 (8/19/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2015 (2/28/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	3/31/2013
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2012 (12/31/2014)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2013 (6/30/2015)
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2016 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2014 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	3/31/2013
Virginia Interactive, LLC	www.Virginia.gov (Virginia)	1997	Transition period
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2014 (1/31/2016)
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2013 (12/31/2016)

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

During the third quarter of 2012, the Company received three-year contract extensions from the states of Hawaii and Utah. In addition, the Company’s contract with the state of Rhode Island was extended through the first quarter of 2013.

During the fourth quarter of 2012, the Company was awarded a five-year contract with the Commonwealth of Pennsylvania to manage its government portal, which includes an option for the government to extend the contract for an additional five-year renewal term. This contract has not yet become financially viable.

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

Expiring Contracts

As of September 30, 2012, there were 13 contracts under which the Company provides outsourced portal services or software development and services (which includes NIC Technologies’ contract with the state of Michigan) that have expiration dates within the 12-month period following September 30, 2012. Collectively, revenues generated from these contracts represented 22% of the Company’s total consolidated revenues for both the three- and nine-month periods ended September 30, 2012. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a SaaS basis, which would be available to the government agency on a fee-for-service basis. The contract under which the Company's subsidiary, Virginia Interactive, LLC ("VI"), provided outsourced portal services to agencies of the Commonwealth of Virginia, expired on August 31, 2012. As more fully disclosed in a Form 8-K filed by the Company with the SEC on April 18, 2012, VI did not agree to terms mandated for a new contract by the Commonwealth of Virginia. Beginning September 1, 2012, VI began providing transition services as required by the contract, and may do so for up to one year following the contract expiration to the extent requested by agencies of the Commonwealth of Virginia. The Company has evaluated the costs which may be incurred in transitioning out of VI’s contract with the Commonwealth of Virginia, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For both the three- and nine-month periods ended September 30, 2012, revenues from the Virginia portal contract accounted for approximately 3% of the Company's total consolidated revenues.

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

4. INCOME TAXES

The Company, along with its wholly owned subsidiaries, files a consolidated U.S. federal income tax return and separate income tax returns in many states throughout the U.S. The Internal Revenue Service (“IRS”) is currently examining the Company’s 2009 consolidated U.S. federal income tax return. The Company remains subject to U.S. federal examination for the tax years ended on or after December 31, 2009. Additionally, any net operating losses that were generated in prior years and utilized through 2009 may also be subject to examination by the IRS. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

The Company’s net deferred tax liability at September 30, 2012 is primarily attributable to differences between book and tax depreciation on property and equipment purchased during the three- and nine-month periods ended September 30, 2012.

The Company’s effective tax rate was approximately 43% and 42%, respectively, for the three- and nine-month periods ended September 30, 2012, compared to 38% and 40%, respectively, in the corresponding prior year periods.

The Company’s effective tax rate for the three- and nine-month periods ended September 30, 2012 reflects an increase in nondeductible compensation-related expenses. The Company’s effective tax rate for the three- and nine-month periods ended September 30, 2011 includes a favorable benefit related to the federal research and development tax credit for fiscal year 2010 totaling approximately $0.2 million. Legislation extending the research and development tax credit beyond December 31, 2011 has not been enacted.

5. STOCK BASED COMPENSATION

During the nine-month period ended September 30, 2012, the Board of Directors of the Company granted to certain management-level employees, executive officers, and non-employee directors, service-based restricted stock awards totaling 336,865 shares with a grant-date fair value totaling approximately $4.2 million. There were no service-based restricted stock awards granted during the three-month period ended September 30, 2012. Restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. The Company excludes compensation cost related to awards not expected to vest based upon estimated forfeitures.

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of portal revenues, exclusive of depreciation & amortization	$296	$228	$784	$715
Cost of software & services revenues, exclusive of depreciation & amortization	17	16	47	48
Selling & administrative	939	808	2,278	2,654
Stock-based compensation expense before income taxes	1,252	1,052	3,109	3,417
Income tax benefit	(534)	(397)	(1,321)	(1,356)
Net stock-based compensation expense	$718	$655	$1,788	$2,061

6. COMMITMENTS AND CONTINGENCIES

SEC Matter

Selling & administrative expenses for the three-month period ended September 30, 2012 include approximately $1.1 million of legal fees and other third-party costs related to the previously disclosed SEC matter. These expenses were reduced by approximately $1.0 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier, resulting in a net increase in expense of approximately $0.1 million for the period. The $1.0 million reimbursement was approved for payment during the third quarter of 2012 and was subsequently collected during the fourth quarter of 2012. Selling & administrative expenses for the nine-month period ended September 30, 2012 include approximately $3.4 million of legal fees and other third party costs related to the SEC matter, net of approximately $3.0 million of insurance reimbursement, resulting in a net increase in expense of approximately $0.4 million for the period. Selling & administrative expenses for the three- and nine-month periods ended September 30, 2011 include approximately $0.6 million and $2.5 million, respectively, of legal fees and other third party costs related to the SEC matter and the previously disclosed derivative action that was concluded for the Company in the fourth quarter of 2011. These expenses were reduced by approximately $1.5 million and $3.3 million, respectively, of insurance reimbursement, resulting in a net decrease in expense of approximately $0.9 million and $0.8 million, respectively, for the three- and nine-month periods ended September 30, 2011. The Company promptly submits any invoices potentially reimbursable under its directors’ and officers’ liability insurance policies to its carrier for reimbursement. For expenses that are subject to reimbursement, the Company does not generally receive reimbursement for 90 to 120 days. To the extent that the carrier agrees to reimburse the Company for expenses previously recorded in selling & administrative expenses, the Company treats any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.

The Company expects to continue to incur obligations to advance legal fees and other expenses to the Company’s Chief Financial Officer in connection with the previously disclosed civil action by the SEC against him. The Company is not party to the civil action, but is obligated to provide indemnification in certain circumstances (including advancing certain defense costs) to its Chief Financial Officer in accordance with the Company’s certificate of incorporation and bylaws and its indemnification agreement with him. In addition, the Company expects to continue to incur costs responding to subpoenas and other discovery requests relating to the civil action. The civil action seeks from the Company’s Chief Financial Officer civil money penalties, and an injunction against further violations of certain federal securities laws, a prohibition against his acting as an officer or director of a publicly-traded company, and disgorgement. The Company’s directors’ and officers’ liability insurance carrier has agreed to reimburse the Company for reasonable costs of defense advanced by the Company to its Chief Financial Officer in the SEC civil action. Because the Company is not directly involved in the defense of the proceeding and because of the inherent uncertainty in predicting any future settlement or judicial decision and any indemnification obligation of the Company in connection with any such resolution, the Company is not able to estimate or predict the extent of any indemnification obligation of the Company to its Chief Financial Officer or other costs resulting from the civil action, the amount or timing of and eligibility for reimbursements from the Company’s directors’ and officers’ liability insurance carrier associated with the civil action, any possible loss or possible range of loss associated with the civil action, or any potential effect on the Company’s business, results of operations, cash flows, or financial condition.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently a party to any material legal proceedings.

7. SEGMENTS AND RELATED INFORMATION

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

The table below reflects summarized financial information for the Company's reportable and operating segments for the three months ended September 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2012
Revenues	$50,198	$3,008	$-	$53,206

Costs & expenses	34,030	1,219	5,842	41,091
Amortization of acquisition-related intangible assets	53	-	-	53
Depreciation & amortization	1,532	16	58	1,606
Operating income (loss)	$14,583	$1,773	$(5,900)	$10,456

2011
Revenues	$43,850	$2,839	$-	$46,689

Costs & expenses	28,729	1,105	4,626	34,460
Amortization of acquisition-related intangible assets	81	-	-	81
Depreciation & amortization	1,085	14	68	1,167
Operating income (loss)	$13,955	$1,720	$(4,694)	$10,981

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended September 30 (in thousands):

	2012	2011
Total segment operating income	$16,356	$15,675
Other reconciling items	(5,900)	(4,694)
Other expense, net	-	(10)
Consolidated income before income taxes	$10,456	$10,971

The table below reflects summarized financial information for the Company’s reportable segments for the nine months ended September 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2012
Revenues	$144,952	$8,979	$-	$153,931

Costs & expenses	97,052	3,293	18,331	118,676
Amortization of acquisition-related intangible assets	214	-	-	214
Depreciation & amortization	4,013	44	179	4,236
Operating income (loss)	$43,673	$5,642	$(18,510)	$30,805

2011
Revenues	$127,988	$7,858	$-	$135,846

Costs & expenses	83,762	3,472	16,121	103,355
Amortization of acquisition-related intangible assets	242	-	-	242
Depreciation & amortization	3,119	44	198	3,361
Operating income (loss)	$40,865	$4,342	$(16,319)	$28,888

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the nine months ended September 30 (in thousands):

	2012	2011
Total segment operating income	$49,315	$45,207
Other reconciling items	(18,510)	(16,319)
Other expense, net	(1)	(6)
Consolidated income before income taxes	$30,804	$28,882

For both the three- and nine-month periods ended September 30, 2012, the Company's Texas portal contract accounted for approximately 21% of the Company's total consolidated revenues. For the three- and nine-month periods ended September 30, 2011, the Company's Texas portal contract accounted for approximately 20% and 21% of the Company's total consolidated revenues, respectively. No other state portal contract accounted for more than 10% of the Company's total consolidated revenues for the three- and nine-month periods ended September 30, 2012 or 2011, respectively.

8. SUBSEQUENT EVENT

On November 5, 2012, the Company’s Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of November 23, 2012. The dividend, which is expected to total approximately $16.3 million based on the current number of shares outstanding, will be paid on December 5, 2012, out of the Company’s available cash. In addition, holders of performance-based restricted stock on the record date will accrue dividend equivalents that may be earned and become payable in the form of shares of common stock at the end of the respective performance period to the extent that the underlying shares of restricted stock are earned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (the “Company”, “NIC”, “we” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we "expect," we "believe," we "plan," we "intend," or we "anticipate" are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, NIC’s ability to  successfully integrate into its operations recently awarded eGovernment contracts; NIC’s ability to implement its new portal contracts in a timely and cost-effective manner; NIC’s ability to successfully increase the adoption and use of eGovernment services; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; the success of the Company in renewing existing contracts and in signing contracts with new states and federal government agencies; continued favorable government legislation; NIC’s ability to successfully transition out of expired contracts; NIC's ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; the possibility of security breaches through cyber-attacks; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2011 Annual Report on Form 10-K filed on February 24, 2012 with the SEC. Investors should read all of these discussions of risks carefully.

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

Any renewal of the outsourced portal contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. In addition, 15 contracts under which we provide outsourced state portal services can be terminated without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 58% of our total consolidated revenues for each of the three- and nine-month periods ended September 30, 2012. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kansas, Oklahoma, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below regarding the expiration of the contract with the Commonwealth of Virginia.

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

As of September 30, 2012, there were 13 contracts under which we provide outsourced portal services or software development and services (which includes NIC Technologies’ contract with the state of Michigan) that have expiration dates within the 12-month period following September 30, 2012. Collectively, revenues generated from these contracts represented 22% of our total consolidated revenues for both the three- and nine-month periods ended September 30, 2012. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation on our part, except as otherwise provided in the contract and except for the services we provide on a software-as-a-service, or “SaaS,” basis, which would be available to the government agency on a fee-for-service basis. The contract under which our subsidiary, Virginia Interactive, LLC ("VI"), provided outsourced portal services to agencies of the Commonwealth of Virginia, expired on August 31, 2012. As more fully disclosed in a Form 8-K filed by us with the SEC on April 18, 2012, VI did not agree to terms mandated for a new contract by the Commonwealth of Virginia. Beginning September 1, 2012, VI began providing transition services as required by the contract and may do so for up to one year following the contract expiration to the extent requested by agencies of the Commonwealth of Virginia. We have evaluated the costs which may be incurred in transitioning out of VI’s contract with the Commonwealth of Virginia, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on our consolidated results of operations, cash flows, or financial condition. For both the three- and nine-month periods ended September 30, 2012, revenues from the Virginia portal contract accounted for approximately 3% of our total consolidated revenues.

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

●
Non-DMV transaction-based: these are transaction fees from sources other than the sale of electronic access to DMV records, for transactions conducted by business users and consumer users through our portals, and are generally recurring. For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 in our Annual Report on Form 10-K, for the year ended December 31, 2011, filed with the SEC on February 24, 2012.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from the information provided under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and nine-month periods ended September 30, 2012 and 2011. This discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes included in this Form 10-Q.

	Three months ended		Nine months ended
	September 30,		September 30,
Key Financial Metrics	2012	2011	2012	2011
Revenue growth - outsourced portals	14%	10%	13%	10%
Same-state revenue growth - outsourced portals	8%	8%	7%	9%
Recurring portal revenue as a % of total portal revenues	92%	91%	92%	91%
Gross profit % - outsourced portals	37%	38%	37%	38%
Revenue growth - software & services	6%	45%	14%	83%
Gross profit % - software & services	64%	63%	66%	61%
Selling & administrative expenses as a % of total revenues	15%	13%	16%	16%
Operating income margin % (operating income as a % of total revenues)	20%	24%	20%	21%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
Portal Revenue Analysis	2012	% Change	2011	2012	% Change	2011
DMV transaction-based	$18,575	10%	$16,813	$53,691	8%	$49,906
Non-DMV transaction-based	25,290	21%	20,834	71,900	20%	60,153
Portal software development	3,955	(5%)	4,165	12,283	4%	11,816
Portal management	2,378	17%	2,038	7,078	16%	6,113
Total	$50,198	14%	$43,850	$144,952	13%	$127,988

Portal revenues in the current quarter increased 14%, or approximately $6.3 million, over the prior year quarter. Of this increase, (i) 8%, or approximately $3.4 million, was attributable to an increase in same-state portal revenues (portals in operation and generating revenues for two full periods); and (ii) 6%, or approximately $2.9 million, was attributable to increases from our newer portals, including Oregon ($1.2 million), which began to generate revenues in June 2012; Maryland ($1.4 million), which began to generate revenues in May 2012 and Delaware ($0.3 million), which began to generate revenues in October 2011.

Same-state portal revenues in the current quarter increased 8% over the prior year quarter, primarily due to higher revenues from our Texas and New Jersey portals, among others. Same-state revenue growth in the prior year quarter was 8%. Same-state non-DMV transaction-based revenues increased 21% in the current quarter due to strong performance from several key services, including motor vehicle registrations, tax filings, a temporary automobile tag service in New Jersey, and a motor vehicle inspection service with the Texas Department of Public Safety. Our agreement with the state of Texas to implement RSA 2.0, an integrated suite of services for the Texas Department of Public Safety, including the motor vehicle inspection service, is described in our 2011 Annual Report on Form 10-K filed with the SEC on February 24, 2012. Our same-state non-DMV transaction-based revenue growth in the current quarter was higher than the 16% growth we achieved in the prior year quarter due in part to the new services in Texas and New Jersey, as described above. Same-state portal software development revenues decreased 12% in the current quarter, primarily due to lower project-based revenues in our Virginia and Arizona portals. Same-state software development revenue growth in the prior year quarter was 2%. Same-state DMV revenues decreased 3% in the current quarter compared to 1% growth in the prior year quarter. Absent DMV price increases, same-state DMV revenue growth on an annual basis has historically ranged from 0% to 3% per year, and has generally been flat in recent years. We believe our DMV revenues in both the current quarter and year-to-date periods were negatively affected by weakness in the broader macroeconomic conditions, which we currently expect may continue for the remainder of 2012.

Portal revenues for the nine-month period ended September 30, 2012 increased 13%, or approximately $17.0 million, over the prior year period. Of this increase, (i) 7%, or approximately $8.8 million, was attributable to an increase in same-state portal revenues; and (ii) 6%, or approximately $8.2 million, was attributable to increases from our newer portals, including Mississippi ($1.2 million), which began to generate revenues in May of 2011, New Jersey ($2.1 million), which began to generate revenues in April 2011, Oregon ($1.5 million), Maryland ($2.5 million), and Delaware ($0.9 million).

Same-state portal revenues in the current year-to-date period increased 7% over the prior year period, primarily due to increased revenues from our Texas, Montana, Colorado, and Hawaii portals, among others. Same-state revenue growth in the prior year-to-date period was 9%. Same-state non-DMV transaction-based revenues increased 15% in the current year-to-date period due to strong performance from several key applications, including motor vehicle registrations, tax filings, and the new motor vehicle inspection service in Texas, among others. Our same-state non-DMV transaction-based revenue growth in the current year-to-date period was lower than the 20% growth we achieved in the prior year period due in part to higher prior year growth related to certain biennial licensing applications and changes in the timing of certain seasonal services, among other factors. Same-state DMV transaction-based revenues decreased 1% in the current year-to-date period compared to growth of 1% in the prior year-to-date period.

COST OF PORTAL REVENUES. In the analysis below, we have categorized our cost of portal revenues between fixed and variable costs (in thousands), with the corresponding percentage increase or decrease from the prior year period. Fixed costs include costs such as employee compensation (including stock-based compensation), subcontractor labor costs, telecommunication, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Variable costs consist of costs that vary with our level of portal revenues and primarily include bank fees required to process credit/debit card and automated clearinghouse transactions and, to a lesser extent, costs associated with revenue share arrangements with our state partners.

	Three months ended September 30,			Nine months ended September 30,
Cost of Portal Revenue Analysis	2012	% Change	2011	2012	% Change	2011
Fixed costs	$21,156	25%	$16,945	$59,307	19%	$49,660
Variable costs	10,638	5%	10,177	31,788	9%	29,245
Total	$31,794	17%	$27,122	$91,095	15%	$78,905

Cost of portal revenues for the current quarter increased 17%, or approximately $4.7 million, over the prior year quarter. Of this increase, (i) 8%, or approximately $2.3 million, was attributable to an increase in same-state cost of portal revenues; and (ii) 9%, or approximately $2.4 million, was attributable to our newer portals in Oregon, Maryland, and Delaware.

The increase in same-state cost of portal revenues in the current quarter was partially attributable to an increase in fixed costs mainly due to higher employee compensation and benefit costs and certain costs in Texas, which were primarily attributable to the implementation of the new motor vehicle inspection service for the Texas Department of Public Safety, as further discussed above, and to the expiration of certain Master Work Order projects in Texas on August 31, 2012. In addition, the increase was partially attributable to higher variable costs to process credit/debit card transactions, due mainly to higher transaction volumes from our New Jersey and Texas portals, among others. A significant percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a percentage of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the card transaction. We earn a lower gross profit percentage per transaction on these applications as compared to our other non-DMV applications. However, we plan to continue to implement these services as they contribute favorably to our operating income growth. We experienced lower debit interchange fees as a percentage of portal non-DMV revenues in the current quarter as a result of the Durbin Amendment under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which places limits on debit card interchange rates that card issuing banks may charge, and which became effective on October 1, 2011. However, we are unable to predict whether such limits going forward will result in an increase in other fees that banks charge us to process credit card and other electronic transactions.

Our portal gross profit percentage was 37% in the current quarter, down from 38% in the prior year quarter due mainly to start-up costs in Oregon and an increase in same-state cost of portal revenues, as described above. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

Cost of portal revenues for the nine-month period ended September 30, 2012 increased 15%, or approximately $12.2 million, over the prior year period. Of this increase, (i) 5%, or approximately $4.2 million, was attributable to an increase in same-state cost of portal revenues; and (ii) 10%, or approximately $8.0 million, was attributable to our newer portals in Oregon, Maryland, Delaware, Mississippi, and New Jersey. The increase in same-state cost of portal revenues in the current year-to-date period was partially attributable to an increase in fixed costs primarily due to higher employee compensation and benefit costs across various portals and certain nonrecurring costs in Texas, as discussed above. The increase was also attributable to an increase in variable merchant fees to process credit card transactions, particularly from our portals in Texas and Montana, among others, which was offset partially by lower debit interchange fees as a result of the Durbin Amendment, as further discussed above.

Our portal gross profit percentage was 37% for the nine-month period ended September 30, 2012, down from 38% in the prior year period due mainly to higher start-up costs for newer portals.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
Software & Services Revenue Analysis	2012	% Change	2011	2012	% Change	2011
NIC Technologies	$2,554	3%	$2,484	$7,688	13%	$6,805
Other	454	28%	355	1,291	23%	1,053
Total	$3,008	6%	$2,839	$8,979	14%	$7,858

Software & services revenues in the current quarter and year-to-date periods increased 6% and 14%, or approximately $0.2 million and $1.1 million, respectively, over the prior year periods, due to higher revenues from our contract with the FMCSA ($0.3 million and $1.2 million, respectively), as a result of increased adoption of the PSP.

Our software & services gross profit percentage in the current quarter and year-to-date periods was 64% and 66%, respectively, compared to 63% and 61%, respectively, in the prior year periods. The increases in 2012 were primarily due to higher revenues from the PSP, as further discussed above.

SELLING & ADMINISTRATIVE. As compared to the prior year periods, selling & administrative expenses increased 31%, or approximately $1.9 million in the current quarter and 15%, or approximately $3.2 million, in the current year-to-date period. Selling & administrative expenses for the three-month period ended September 30, 2012 include approximately $1.1 million of legal fees and other third-party costs related to the previously disclosed SEC matter. These expenses were reduced by approximately $1.0 million of reimbursement from our directors’ and officers’ liability insurance carrier, resulting in a net increase in expense of approximately $0.1 million. Selling & administrative expenses for the nine-month period ended September 30, 2012 include approximately $3.4 million of legal fees and other third party costs related to the SEC matter, net of approximately $3.0 million of insurance reimbursement, resulting in a net increase in expense of approximately $0.4 million in the current year-to-date period.

Selling & administrative expenses for the three- and nine-month periods ended September 30, 2011 include approximately $0.6 million and $2.5 million, respectively, of legal fees and other third party costs related to the SEC matter and the previously disclosed derivative action that was concluded for the Company in the fourth quarter of 2011. These expenses were reduced by approximately $1.5 million and $3.3 million, respectively, of insurance reimbursement, resulting in a net decrease in expense of approximately $0.9 million and $0.8 million, respectively, for the three- and nine-month periods ended September 30, 2011.

We expect to continue to incur obligations to advance legal fees and other expenses to our Chief Financial Officer in connection with the previously disclosed civil action by the SEC against him. We are not a party to the civil action, but are obligated to provide indemnification in certain circumstances (including advancing certain defense costs) to our Chief Financial Officer in accordance with our certificate of incorporation and bylaws and our indemnification agreement with him. In addition, we expect to continue to incur costs responding to subpoenas and other discovery requests relating to the civil action. Our directors’ and officers’ liability insurance carrier has agreed to reimburse us for certain reasonable costs of defense advanced by us to our Chief Financial Officer in the SEC civil action. We are not able to estimate or predict the extent of any indemnification obligation to our Chief Financial Officer or other costs resulting from the civil action, the amount or timing of and eligibility for reimbursements from our directors’ and officers’ liability insurance carrier associated with the civil action, any possible loss or possible range of loss associated with the civil action, or any potential effect on our business, results of operations, cash flows, or financial condition. We promptly submit any invoices potentially reimbursable under our directors’ and officers’ liability insurance policies to our insurance carrier for reimbursement. For expenses that are subject to reimbursement, we do not generally receive reimbursement for 90 to 120 days. To the extent our directors’ and officers’ liability insurance carrier reimburses us for expenses previously recorded in selling & administrative expenses, we will treat any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.

In the current quarter, legal fees and other third-party costs related to the SEC matter, net of insurance reimbursement, increased approximately $1.0 million from the prior year period, while other selling & administrative expenses increased by approximately $0.9 million, due mainly to higher personnel and software and maintenance costs to support and enhance corporate-wide information technology, security and portal operations. In the current year-to-date period, legal fees and other third-party costs and penalties related to the SEC matter, net of insurance reimbursement, increased approximately $1.2 million from the prior year period, while other selling & administrative expenses increased by approximately $2.0 million, due mainly to higher personnel and software and maintenance costs to support and enhance corporate-wide information technology, security and portal operations.

As a percentage of total consolidated revenues, selling & administrative expenses were 15% and 16%, respectively, in the current quarter and year-to-date periods, compared to 13% and 16%, respectively, in the prior year periods. The increase in selling & administrative expenses as a percentage of total revenues in the current quarter primarily reflects higher costs related to the SEC matter, net of insurance reimbursement, and higher other selling & administrative costs, as described above.

DEPRECIATION & AMORTIZATION. Depreciation & amortization expense in the current quarter and year-to-date periods increased 38% and 26%, or approximately $0.4 million and $0.9 million, respectively, over the prior year periods. These increases were primarily attributable to capital expenditures for our centralized hosting environment to support and enhance corporate-wide information technology and security, capital expenditures to implement the motor vehicle inspection service for the Texas Department of Public Safety, and for new state portal contracts. As a percentage of total consolidated revenues, depreciation & amortization was 3% in both the current quarter and year-to-date periods, compared to 2% in the prior year periods.

INCOME TAXES. Our effective tax rate in the current quarter and year-to-date periods was approximately 43% and 42%, respectively, compared to 38% and 40%, respectively, in the prior year periods. The increase in the current quarter and year-to-date effective tax rates was primarily due to an increase in nondeductible compensation-related expenses. In addition, our effective tax rate for the three- and nine-month periods ended September 30, 2011 includes a favorable benefit related to the federal research and development tax credit for fiscal year 2010 totaling approximately $0.2 million. Legislation extending the research and development tax credit beyond December 31, 2011 has not been enacted.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $21.3 million in the current year-to-date period as compared to $17.1 million in the prior year period. The increase in cash flow from operations in the current period was primarily the result of (i) the period-over-period increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation; (ii) an increase in the current period in accounts payable from our newer state portals; and (iii) a reduction in accounts payable in the prior year period due to the timing of payments to our government partners. These changes were partially offset by an increase in accounts receivable from our newer state portals in the current period and an increase in prepaid expenses & other current assets primarily due to an increase in prepaid quarterly income tax payments in the current period.

Investing Activities

Net cash used in investing activities was approximately $11.9 million in the current year-to-date period as compared to approximately $4.2 million in the prior year period. Investing activities in the current period primarily reflect $11.4 million of capital expenditures, which were for (i) fixed asset additions and capital expenditures to implement the motor vehicle inspection service for the Texas Department of Public Safety; and (ii) for normal fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance corporate-wide information technology security, including Web servers, purchased software, and office equipment. Investing activities in the prior year period primarily reflect $3.9 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal business and in our centralized hosting environment to support and enhance corporate-wide information technology security, including Web servers, purchased software and office equipment. In addition, in the current and prior year-to-date periods we capitalized approximately $0.5 million and $0.3 million, respectively, of internal-use software development costs related to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing Activities

Net cash from financing activities was approximately $2.0 million in the current year-to-date period as compared to approximately $2.2 million in the prior year period. Financing activities in the current and prior year-to-date periods primarily reflect the receipt of approximately $0.8 million and $0.7 million, respectively, in proceeds from our employee stock purchase program and tax deductions of approximately $1.2 million and $1.5 million, respectively, related to stock-based compensation.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and also accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three months ended September 30, 2012 and December 31, 2011 were approximately $985.6 million and $772.0 million, respectively. The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for the three-month periods ended September 30, 2012 and December 31, 2011 was five and six, respectively.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $71.2 million at September 30, 2012, from $56.2 million at December 31, 2011. The increase in our working capital is primarily due to net income generated from our operations as further described above. Our current ratio, defined as current assets divided by current liabilities, was 2.0 and 1.7 at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, our unrestricted cash and cash equivalents balance was $73.0 million compared to $61.6 million at December 31, 2011. We believe that our currently available liquid resources and cash generated from operations will be sufficient to fund our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments for at least the next 12 months without the need of additional capital. We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility. In total, we had $3.2 million in available capacity to issue additional letters of credit and $8.2 million of unused borrowing capacity at September 30, 2012 under the facility. We were in compliance with all of the financial covenants under the revolving credit facility at September 30, 2012.

We issue letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the May 1, 2014 expiration date of the credit agreement. We had unused outstanding letters of credit totaling approximately $1.8 million at September 30, 2012. We are not currently required to cash collateralize these letters of credit. However, even though we currently expect to be profitable in fiscal 2012, we may not be able to sustain or increase profitability on a quarterly or annual basis. We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability. If we are not able to sustain profitability, our cash collateral requirements may increase.

At September 30, 2012, we were bound by performance bond commitments totaling approximately $5.3 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at September 30, 2012 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.0 million and would have been classified as restricted cash.

We currently expect our capital expenditures to be approximately $13.0 million to $13.5 million in fiscal 2012, which we intend to fund from our cash flows from operations and existing cash reserves.

On November 5, 2012, our Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of November 23, 2012. The dividend, which is expected to total approximately $16.3 million based on the current number of shares outstanding, will be paid on December 5, 2012, out of our available cash. On January 3, 2012, we paid a $0.25 per share special cash dividend totaling approximately $16.2 million out of available cash. Our future liquidity may be adversely affected to the extent we incur obligations to advance or pay significant legal fees and other expenses that are not covered by our directors’ and officers’ liability insurance in connection with the civil action by the SEC against our Chief Financial Officer. Our directors’ and officers’ liability insurance carrier has agreed to reimburse the Company for certain reasonable costs of defense advanced by the Company to our Chief Financial Officer in the SEC civil action, as further discussed above and in Note 6 in the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q. We may need to raise additional capital within the next 12 months to further:

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. While we have significant operating lease commitments for office space, except for our headquarters those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $0.6 million at September 30, 2012. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           During the third quarter of 2012, the Company acquired shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 26, 2012	19,950	$13.33	N/A	N/A
July 28, 2012	16,265	$13.92	N/A	N/A
July 30, 2012	145	$13.62	N/A	N/A
August 1, 2012	789	$13.49	N/A	N/A
August 6, 2012	20,613	$14.24	N/A	N/A

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC Inc.

Dated: November 8, 2012	/s/ Stephen M. Kovzan
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

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2012, (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).