Form 10-K
period 2012-12-31
NIC INC
filed 2013-02-28
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2012, was approximately $753,110,699 (based on the closing price for shares of the registrant's common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes.

On February 13, 2013, 64,725,996 shares of the registrant's common stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders to be held in 2013 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS
NIC INC.
FORM 10-K ANNUAL REPORT

PART I

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K regarding NIC Inc. and its subsidiaries (the “Company,” “NIC,” “we,” “our,” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of NIC's or management's intentions, hopes, beliefs, expectations or predictions of the future. For example, statements like we "expect," we "believe," we "plan," we "intend," or we "anticipate" are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. We will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. No one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting competition issues discussed on page 11, the other specific risk factors discussed on pages 11 to 21, the factors discussed in the introduction to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and commitments and contingencies described in Notes 2, 3, 6, 7 and 9 to the consolidated financial statements included in this Form 10-K. Other factors not presently identified may also cause actual results to differ.

AVAILABLE INFORMATION

Our website address is http://www.egov.com. Through this website, we make available, free of charge, on the Investor Relations section of our website (http://www.egov.com/Investors/Financials/Pages/SEC.aspx) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports (if any), as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available through our website other reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.

FREQUENTLY USED TERMS

In this Annual Report on Form 10-K, we use the terms “NIC,” “the Company,” “we,” “our,” and “us” to refer to NIC Inc. and its subsidiaries, unless the context otherwise requires. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. We use the term “eGovernment” to refer to electronic government, and we use the term “portal” to refer to an official government website outsourced to NIC. We use the term “enterprise-wide” to refer to our portals that provide state-wide services to multiple government agencies, which excludes our New Mexico portal, which serves only the New Mexico Motor Vehicle Division and its parent, the New Mexico Taxation and Revenue Department. We also use the term “partner” to refer to our government clients, with whom we have contractual relationships for eGovernment services.

INDUSTRY AND MARKET DATA

Industry and market data and survey and study results disclosed in this Form 10-K were obtained from industry, university, public interest and general publications. We have not independently verified the industry and market data or survey or study results obtained from these publications. Actual future industry and market conditions and results may differ materially from the conditions and results forecasted or reported in these publications.

ITEM 1. BUSINESS

Business Overview

NIC is a leading provider of eGovernment services that helps governments use the Internet to reduce internal costs, increase efficiencies, and provide a higher level of service to businesses and citizens. We accomplish this currently through two channels: our primary outsourced portal businesses and our software & services businesses. In our primary outsourced portal businesses, we generally enter into long-term contracts with state and local governments to design, build, and operate Internet-based, enterprise-wide portals on their behalf. These portals consist of websites and applications we have built that allow businesses and citizens to access government information online and complete secure transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. The business model supporting most of our long-term contracts is a self-funded model. Our self-funded business model is one where we absorb the costs to build the portal's technical infrastructure and develop eGovernment services. After a service has launched, we and our government partners share a portion of the fees generated from electronic transactions, which are paid by the end users of the service. Our government partners benefit by reducing their financial and technology risks, increasing their operational efficiencies, and gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient, and more cost-effective means to interact with governments. We are typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals.

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

Segment Information

Our Outsourced Portals segment is our only reportable segment and generally includes our subsidiaries that operate enterprise-wide outsourced state and local government portals and the corporate divisions that support portal operations. The Other Software & Services category primarily includes our subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. For additional information relating to our reportable and operating segments, refer to Note 11 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Industry Background

The market for business-to-government and citizen-to-government transactions

Government regulation of commercial and consumer activities requires billions of transactions and exchanges of large volumes of information between government agencies and the businesses they regulate and the citizens they serve. These transactions and exchanges include, but are not limited to: motor vehicle driver history record retrieval, motor vehicle registrations, tax returns, permit applications, and requests for government-gathered information. Government agencies typically defray the cost of processing these transactions and of storing, retrieving, and distributing information through a combination of general tax revenues, service fees, and charges for direct access to public records.

The limits of traditional government transaction methods

Traditionally, government agencies have transacted, and in many cases continue to transact, with businesses and citizens using processes that are inconvenient and labor-intensive, require extensive paperwork, and use outmoded technology and large amounts of scarce staff resources. Transactions and information requests are often made in person or by mail, which increases the potential for the compromise of sensitive personal information or errors that require revisions and follow-ups, particularly if the transactions and information requested are processed manually. Even newer methods, including telephone response systems and tape exchanges, rely on multiple systems and potentially incompatible data formats, and require significant expertise and expenditures to introduce and maintain. As a result, businesses and citizens often have no choice but to face costly delays to complete essential tasks. These delays include waiting in line at a government agency, for answers by telephone, for responses by mail, or for payments by check. In addition, government agencies may not use modern methods of electronic payment, leaving businesses and citizens unable to pay certain fees online or at the counter using credit/debit cards or electronic checks, or government agencies may require advance payment rather than monthly billing. Businesses and citizens encounter further inconvenience and delay because they usually can work with government agencies only during normal business hours. Even when electronic alternatives are available, they often require a cumbersome process of multiple contacts with different government agencies or outdated payment methods. Increases in the level of economic activity and in the population have exacerbated these problems and increased the demand for new services.

Growth of the Internet, electronic commerce, and eGovernment

The Internet is a global medium that enables billions of people worldwide to share information, communicate, and conduct business electronically. The Pew Research Center, a nonprofit, nonpartisan group that provides information on the issues shaping America, launched the Pew Internet & American Life Project to study the social impact of the Internet.

According to the Project’s most recent survey on Internet access, 81% of all American adults use the Internet, compared to just 61% of all American adults 10 years ago. Nearly all, 91%, use a search engine to find information on the Internet, with 67% using the Internet to visit a local, state, or federal government website. In addition, Americans continue to access the Internet through various devices: 61% of American adults have a laptop computer, 58% have a desktop computer, 45% have a smartphone, 18% own an e-book reader, and 18% own a tablet computer. Among smartphone owners, young adults, minorities, those with no college experience, and those with lower household income levels are more likely than other groups to say that their phone is their main source of Internet access.

This recent data points to a rapid increase in mobile technology use. One goal of the White House 2012 Digital Government Strategy: “Building a 21st Century Platform to Better Serve the American People,” is to “enable the American people and an increasingly mobile workforce to access high-quality digital government information and services anywhere, anytime, on any device.” According to a 2012 Pew study, 56% of all cell phone owners use the device to access the Internet – up from 25% just three years ago. In addition to accessing information, another 2012 Pew study noted that “within the next decade, smart-device swiping will have gained mainstream acceptance as a method of payment and could largely replace cash and credit cards for most online and in store purchases by smartphone and tablet users.”

In an effort to accomplish some of its technology goals, the federal government spent an estimated $79.5 billion on information technology (“IT”) in fiscal year 2012, with the proposed federal IT budget for fiscal year 2013 at $78.9 billion, a 0.7% decrease. According to IT consultancy Gartner, worldwide IT spending was estimated to reach $3.6 trillion by the end of 2012, $100 billion more than 2011, with total worldwide IT spending projected to hit $3.8 trillion by the end of 2013.

Acceptance of the Internet as a medium for eGovernment

The acceptance of the Internet and electronic commerce presents a significant opportunity for the development of eGovernment, in which government agencies conduct transactions and distribute information over the Internet. By using the Internet, government agencies can increase the volume and efficiency of interactions with constituents without increasing expenditures or demands on current personnel. In addition, regardless of physical distance, businesses and citizens can obtain government information quickly and easily over the Internet. For example, motor vehicle administrators can provide instantaneous responses to auto insurers' requests for driving record data by allowing controlled access to government databases through the Internet. This online interaction reduces costs for both government and users and decreases response times compared to providing the same data by mail.

Challenges to the implementation of eGovernment services

Despite the potential benefits of eGovernment, barriers to creating successful Internet-based services occasionally preclude governments from implementing them. Some of these barriers are similar to those the private sector encounters, including:

●	the high cost of implementing and maintaining Internet technology in a budget-constrained environment;

●	the need to quickly assess the requirements of potential customers and cost-effectively design and implement eGovernment services that are tailored to meet these requirements;

●	the intense competition for qualified technical personnel; and

●	the need for updated Internet and mobile friendly payment methods, that are secure and compliant with Payment Card Industry standards.

Governments also face some unique challenges that exacerbate the difficulty of advancing to Internet-based services, including:

●	lengthy and potentially politically charged appropriations processes that make it difficult for governments to acquire resources and to develop Internet services quickly;

●	a diverse and substantially autonomous group of government agencies that have adopted varying and fragmented approaches to providing information and transactions over the Internet;

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

●	changes in administration and turnover in government personnel among influencers and key decision makers; and

●	barriers to use of credit/debit cards and electronic check payments.

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

What We Provide to Governments

We provide Internet-based eGovernment services that meet the needs of governments, businesses, and citizens. The key elements of our service delivery are:

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

Compelling and flexible financial models for governments

With our self-funded business model, we allow governments to implement comprehensive eGovernment services at minimal cost and risk. We take on the responsibility and cost of designing, building, and operating government portals and applications, with minimal use of government resources. We employ our technological resources and accumulated expertise to help governments avoid the risks of selecting and investing in new and often untested technologies that may be implemented by unproven third-party providers. We implement our services rapidly, efficiently, and accurately, using our well-tested and reliable infrastructure and processes. Once we establish a portal and the associated applications, we manage transaction flows, data exchange and payment processing, and we fund ongoing costs from the fees received from portal users, who access information and conduct transactions through the portal. A 2012 study by the University of Utah found that by placing just nine high-volume services online and by utilizing NIC’s self-funded business model, the state of Utah avoided approximately $61 million in costs related to the operations of its official web portal and the development of online services from fiscal years 2007 through 2011. We are also able to provide specific fee-based application and outsourced portal solutions to governments who cannot or do not wish to pursue a self-funded portal solution.

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

Government Contracts

Our outsourced portal businesses

The following is a summary of the portals through which we provide outsourced portal services to state governments as of December 31, 2012:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	9/25/2014 (9/25/2017)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	6/30/2013 (6/30/2014)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2013
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2013
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2013
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	4/20/2013
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/19/2013 (8/19/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2015 (2/28/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	3/31/2013
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2013 (12/31/2014)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2013 (6/30/2015)
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2016 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2014 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	3/31/2013
Virginia Interactive, LLC	www.Virginia.gov (Virginia)	1997	Expired – in transition period ending 8/31/2013
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2016
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2014 (12/31/2017)

Contract Developments During 2012

During the first quarter of 2012, we were awarded a new three-year contract by the state of Alabama to continue to manage its official government portal, which includes options for the government to extend the contract for two additional one-year renewal terms. In addition, we received a one-year contract extension from the state of Kentucky, and our contact with the state of Iowa was extended for six months.

During the second quarter of 2012, we received one-year contract extensions from the states of Arizona, Kansas, New Jersey, and West Virginia. We also entered into a two-year contract extension with the state of Maine, which includes options for the government to extend the contract for two additional two-year renewal terms.

During the third quarter of 2012, we received three-year contract extensions from the states of Hawaii and Utah. In addition, our contract with the state of Rhode Island was extended through the first quarter of 2013.

During the fourth quarter of 2012, we were awarded a five-year contract by the Commonwealth of Pennsylvania to manage its government portal, which includes an option for the government to extend the contract up to an additional five years. In addition, we received a one-year contract extension from the state of Oklahoma.

During the first quarter of 2013, we received a one-year contract extension from the state of Kansas and our contract with the state of Vermont was extended an additional three months. In addition, we received a two-year contract extension from the state of Nebraska.

See the discussion below under “Expiring Contracts” regarding the expiration of the contract with the Commonwealth of Virginia.

Portal Agreements

Our outsourced government portals operate under separate contracts that generally have an initial multi-year term. Under a typical self-funded contract, a government agrees that:

●	we have the right to develop a comprehensive Internet portal owned by that government to deliver eGovernment services;

●	the portal we establish is the primary electronic and Internet interface between the government and its businesses and citizens;

●	it will advocate the use of the portal for all commercially valuable applications in order to support the operation and expansion of the portal;

●
it will sponsor access to agencies and local governments for the purpose of our entering into agreements with these agencies to develop applications for their data and transactions and to link their Web pages to the portal; and

●	it will establish a policy-making and fee approval authority, which typically includes agency members, business customers, and others, to establish prices for services and to set other policies.

In return, we agree to:

●	develop, manage, market, maintain, and expand that government's portal and information and electronic commerce applications;

●	assume the investment risk of building and operating that government's portal and applications without the direct use of tax dollars;

●	process electronic payments;

●	bear the risk of collecting transaction fees; and

●	have an independent audit conducted upon that government's request.

We typically own all the intellectual property in connection with the applications we develop under our government portal contracts. After completion of the initial contract term, our government partner typically receives a perpetual, royalty-free license to use the software only in its own portals. However, certain customer management, billing, and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to an increasing number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license. If our contract was not renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of or to us, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to our partners on a fee-for-service basis. We also provide certain payment processing services on a SaaS basis to a few private sector companies and to state and local agencies in states where we do not maintain an enterprise-wide outsourced portal contract, and may continue to market these services to other entities in the future. Historically, however, revenues from these services have not been material. In some cases, we enter into contracts to provide consulting, application development, and portal management services to governments in exchange for an agreed-upon fee.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. In addition, 15 contracts under which we provide outsourced state portal services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 58% of our total consolidated revenues for the year ended December 31, 2012. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Montana, Tennessee, Texas, or Utah, as a result of the expiration, termination, or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the contract with the Commonwealth of Virginia.

Our software & services businesses

NIC Technologies has entered into a contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using a self-funded, transaction-based business model. The PSP commenced operations in the second quarter of 2010. During the first quarter of 2013, the FMCSA exercised the third of four one-year renewal options for the PSP contract, extending the term through February 16, 2014. NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies through its contracts with the Federal Election Commission (“FEC”) and the state of Michigan. During the first quarter of 2013, the FEC awarded us a two-month contract extension. The contract with the FEC expires on April 30, 2013, and includes an option for the government to extend the contract for an additional three months. The contract with the state of Michigan expires on June 30, 2013.

Any renewal of these software & services contracts beyond the initial term is optional and a government agency may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. The contract with the FMCSA can be terminated by the other party without cause on a specified period of notice. The loss of the contract with the FMCSA, as a result of the expiration, termination, or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability. In addition, we have limited control over the level of fees we are permitted to retain under the contract with the FMCSA. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of this contract to us.

Expiring contracts

As of December 31, 2012, there were 14 contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following December 31, 2012. Collectively, revenues generated from these contracts represented 22% of our total consolidated revenues for the year ended December 31, 2012. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation by us, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to the government agency on a fee-for-service basis. The contract under which our subsidiary, Virginia Interactive, LLC ("VI"), provided outsourced portal services to agencies of the Commonwealth of Virginia, expired on August 31, 2012. As more fully disclosed in a Form 8-K that we filed with the SEC on April 18, 2012, VI chose not to agree to terms mandated by the Commonwealth of Virginia for a new contract. Beginning September 1, 2012, VI began providing transition services as required by the contract, and may do so for up to one year following the contract expiration to the extent requested by agencies of the Commonwealth of Virginia. We have evaluated the costs which may be incurred in transitioning out of VI’s contract with the Commonwealth of Virginia, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on our consolidated results of operations, cash flows, or financial condition. For the year ended December 31, 2012, revenues from the Virginia portal contract accounted for approximately 3% of our total consolidated revenues.

Our Portal Service Offerings

We work with our state and local government partners to develop, manage, and enhance comprehensive, enterprise-wide, Internet-based portals to deliver eGovernment services to their constituents. Our portals are designed to provide user-friendly, convenient, secure multi-channel access, including mobile access, to in-demand government information and services, and include numerous fee-based transaction services and applications that we have developed. These fee-based services and applications allow businesses and citizens to access constantly changing government information and to file necessary government documents. The types of services and the fees charged vary in each portal installation according to the unique preferences of that jurisdiction. In an effort to reduce the frustration businesses and citizens often encounter when dealing with multiple government agencies, we handle cross-agency communications whenever feasible and shield businesses and citizens from the complexity of older, mainframe-based systems that agencies commonly use, creating an intuitive and efficient interaction with governments. We also provide industry- compliant payment processing systems that accommodate credit/debit cards and electronic checks, as applicable.

Some of the online services we currently offer in different jurisdictions include:

Product or Service	Description	Primary Users
Motor Vehicle Driver History Record Retrieval	For those legally authorized businesses, this service offers controlled instant look-up of driving history records. Includes commercial licenses.	Insurance companies

Vehicle Title, Lien & Registration	Provides controlled interactive title, registration, and lien database access. Permits citizens to renew their vehicle registrations online.	Insurance companies, lenders, citizens

Health Professional License Services	Allows users to search databases on several health professions to verify license status.	Hospitals, clinics, health insurers, citizens

Secretary of State Business Searches	Allows users to access filings of corporations, partnerships, and other entities, including charter documents.	Attorneys, lenders

Payment Processing	Permits use of the Internet for secure industry-compliant credit/debit card and electronic check payment processing both online and at the point of retail sale for government agency transactions.	Businesses and citizens

Uniform Commercial Code (UCC) Searches and Filings	Permits searches of the UCC database to verify financial liens, and permits filings of secured financial documents.	Attorneys, lenders

Professional License Renewal	Permits professionals to renew their licenses online using a credit/debit card.	Attorneys, doctors, nurses, architects, and other licensed professionals

Driver’s License Renewal	Permits citizens to renew their driver’s license online using a credit/debit card.	Citizens

Limited Criminal History Searches	For those legally authorized, provides users with the ability to obtain a limited criminal history report on a specified individual.	Schools, governments, human resource professionals, nonprofits working with children or handicapped adults

Income and Property Tax Payments	Allows users to file and pay for a variety of state and local income and property taxes.	Businesses and citizens

Hunting and Fishing Licenses	Permits citizens to obtain and pay for outdoor recreation licenses over the Internet or from point-of-purchase retail kiosks.	Citizens

Business Registrations and Renewals	Allows business owners to search for and reserve a business name, submit and pay for the business registration, and renew the business registration on an annual basis.	Businesses

Motor Vehicle Inspections	Allows licensed state inspection stations to file certified motor vehicle and emissions testing inspections online.	Businesses

In addition to these services, we also provide customer service and support. Our customer service representatives serve as a liaison between our government partners and businesses and citizens.

Revenues

In our outsourced state and local portal businesses, we currently earn revenues from three main sources: transaction-based fees, time and materials-based fees for application development, and fixed fees for portal management services. In most of our outsourced portal businesses, the majority of our revenues are generated from transactions, which generally include the collection of transaction-based fees and subscription fees from users. The following table reflects the underlying sources of portal revenues as a percentage of total portal revenues for the years ended December 31:

Percentage of Portal Revenues:	2012	2011	2010
Transaction-based	87%	86%	84%
Time and materials fees for application development	8%	9%	11%
Fixed fees for portal management	5%	5%	5%

The following table identifies each type of service, customer, and portal partner that accounted for 10% or more of our total consolidated revenues in any of the past three years:

	2012	2011	2010
	Percentage of Total Consolidated Revenues
Type of Service
Motor Vehicle Driver History Record Retrieval	34%	36%	39%
(This is the highest volume, most commercially
valuable service we offer)

Motor Vehicle Registrations	10%	*	*

Customer
LexisNexis Risk Solutions (formerly ChoicePoint)	26%	28%	27%
(Resells motor vehicle driver history records
to the insurance industry)

Portal Partner
Texas	21%	21%	22%

* Motor Vehicle Registrations accounted for less than 10% of total consolidated revenues in 2011 and 2010.

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

Sales and Marketing

We have two primary sales and marketing goals:

●	to retain and grow our revenue streams from existing government relationships; and

●	to develop new sources of revenues through new government relationships.

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

Technology and Operations

Over the past 21 years, we have made substantial investments in the development of Internet-based applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the Internet, Internet security, Web-to-legacy system integration, Web-to-mainframe integration, Web-to-mobile integration, database design, website administration, Web page development, and payment processing. Within this scope, we have developed and implemented a comprehensive Internet portal framework for governments, and a broad array of stand-alone products and services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored portal services that keep our partners on the forefront of eGovernment.

Each of our government partners has unique priorities and needs in the development of its eGovernment services. More than half of our employees work in the Internet services, application development, and technology operations areas, and most are focused on a single government partner's application needs. Our employees develop an understanding of a specific government's application priorities, technical profiles, and information technology personnel and management. At the same time, all of our development directors are trained by experienced technical staff from our other operations, and there is frequent communication and collaboration, which ensures that our government partners can make use of the most advanced eGovernment services we have developed throughout our organization.

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

Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government partners. Examples of companies that may compete and/or currently compete with us are the following:

●	large systems integrators, including CGI and Unisys;

●	traditional software applications developers, including Microsoft and Oracle;

●	traditional consulting firms, including IBM Corp., Accenture, Ltd., and Maximus, Inc.; and

●	electronic transaction payment processors, including Official Payments Holdings, Inc. (formerly Tier Technologies) and Link2Gov Corp.

Seasonality

The use of some of our eGovernment services is seasonal, particularly the accessing of motor vehicle driver history records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the lower number of business days in this quarter and a lower volume of transactions during the holiday period.

Employees

As of December 31, 2012, we had 714 full-time employees, of which 111 were working in corporate operations, 582 were in our outsourced portal businesses and 21 were in our software & services businesses. Our future success will depend, in part, on our ability to continue to attract, retain, and motivate highly qualified technical and management personnel. From time to time, we also employ independent contractors to support our application development, marketing, sales, and administrative departments. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Our operations are subject to a number of risks and uncertainties, including those described below. If any of these risks actually occur, our business, financial condition, and results of operations could be materially adversely affected. In that case, the value of our common stock could decline substantially.

Security breaches or unauthorized access to sensitive information and/or personal information that we store, process, use or transmit in our business may harm our reputation and adversely affect our business.

A significant challenge to electronic commerce is the secure transmission of sensitive and/or personal information over information technology networks and systems which process, transmit and store electronic information, and manage or support a variety of business processes. The collection, maintenance, use, disclosure, and disposal of sensitive and personal information by our businesses are regulated at the state and federal levels. Furthermore, we are required to comply with the Payment Card Industry’s Data Security Standards, or PCI DSS, and the rules and standards promulgated by the National Automated Clearing House Association, or NACHA, because we provide online payment and electronic check processing services. Because we provide the electronic transmission of sensitive and personal information released from and filed with various government entities and we perform online payment and electronic check processing services, we face the risk of a security breach, whether through computer hacking, acts of vandalism or theft, malware, computer viruses, or other forms of cyber attack that could lead to significant disruptions of our information technology networks and systems or the release of sensitive or personal information.

We rely on encryption and authentication technology purchased or licensed from third parties to provide the security and authentication tools to effectively secure transmission of confidential information, including user credit card information and banking data. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in the breach or comprise of technology used by us to protect transaction data. Data breaches can also occur as a result of non-technical issues, such as so-called “social engineering.”

Despite the various security measures we have in place to protect sensitive and personal information from unauthorized disclosure and to ensure compliance with applicable laws and regulations, our information technology networks and systems and those of our third party vendors and service providers can never be made completely secure against security incidents, and a breach may still occur. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable, because (i) attempted security breaches or disruptions may occur in the future, (ii) the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected for an extended period and (iii) the systems and procedures used for protection are implemented by humans at each level, and human errors may occur. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even if appropriate training is conducted in support of such measures, human errors may still occur, and thus it is virtually impossible for us to entirely mitigate this risk. A party, whether internal or external, who is able to circumvent our security measures could misappropriate information, including, but not limited to user credit card information or other sensitive and personal information, or cause interruptions or direct damage to our government portals or their users.

Under payment card rules and our contracts with our credit card processors, if there is a breach of payment card information that we store, process, or transmit, we could be liable to the payment card issuers for their cost of issuing new cards and related expenses, to partners for costs of notification and remediation, and for any damages to users. If we fail to follow Payment Card Industry Data Security Standards, we could incur significant fines imposed by the Payment Card Industry or jeopardize our ability to give customers the option of using payment cards to fund their payments or pay their fees, even if there is no compromise of personal information. In addition, if we fail to follow NACHA security requirements, we may be liable for substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide certain of our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices. If we were unable to accept payment cards or process checks electronically, our business would be negatively impacted.

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

We obtain a high proportion of our revenues from a limited number of services. A significant portion of our revenues is derived from data resellers’ use of our portals to access motor vehicle driver history records for sale to the automobile insurance industry. Transaction-based fees charged for access to motor vehicle driver history records accounted for approximately 34% of our total consolidated revenues for the year ended December 31, 2012. One of these data resellers, LexisNexis Risk Solutions (formerly ChoicePoint), accounted for approximately 26% of our total consolidated revenues during this period, or approximately three-quarters of our total consolidated revenues earned for access to motor vehicle driver history records. This service is expected to continue to account for a significant portion of our revenues in the near future. Regulatory changes or the development or increased use of alternative information sources, such as credit scoring, could materially reduce our revenues from this service. Our contracts with data resellers generally may be terminated at any time after a 60-day notice and may be terminated immediately at the option of any party in certain circumstances. A reduction in revenues from currently popular services would harm our business, results of operations, cash flows, and financial condition.

We could suffer significant losses and liability if our operations, systems or platforms are disrupted or fail to perform properly or effectively.

The continued efficiency and proper functionality of our technical systems, platforms, and operational infrastructure is integral to our performance. As we grow, we continue to purchase equipment and to upgrade our technology and network infrastructure to handle increased traffic on our Internet-based portals. We may experience occasional system interruptions and delays that make our applications and eGovernment services unavailable or slow to respond and prevent businesses and citizens from accessing information and services on our government portals. Any such interruptions or delays in the future could cause users to stop visiting our government portals and could cause our government partners to penalize us or terminate agreements with us. Our operations, systems and platforms may also be disrupted or fail due to catastrophic events such as natural disasters, telecommunications failures, power outages, cyber-attacks, terrorist attacks, or other catastrophic events. If any of these circumstances occurred, our business could be harmed.

The Internet-based services for some of our portals and applications are physically hosted individually by the state or city where we provide services on servers that we typically own or lease. Our other portals and applications are hosted at a leased Computer Data Center (CDC) on servers that we own with a near real-time backup CDC located in a different geographic region of the country. CDC servers are virtually segmented by government partner while housing more than one government partner’s services. An outage in one of the servers hosted outside one of the CDCs could affect that government partner’s services. An outage at both of our leased CDCs, or at one CDC and to the connection to our backup facility, could affect more than one government partner’s services. Any of these system failures could harm our business, results of operations, cash flows, and financial condition. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems.

Our portal revenues could be harmed as a result of government budget deficits.

The majority of our portal revenues are derived from fees we charge to users for transactions conducted through our portals and share with our government partners. Budget-strapped governments may seek to reduce our transaction revenues from our self-funded business model or our profit margin on transactions, or may decide to operate the portals themselves. In addition, approximately 8% of our portal revenues in 2012 were derived from time and materials-based fees for application development and approximately 5% of our portal revenues in 2012 were derived from fixed fees for portal management services, both of which are paid directly to us by governments. In the event of budget deficits, our government clients may be required to curtail discretionary spending on such projects and our portal revenues could be harmed.

The SEC’s civil action against our Chief Financial Officer could have an adverse effect on us.

As previously disclosed, the SEC filed a civil complaint against Stephen M. Kovzan, our Chief Financial Officer, in the U.S. District Court of Kansas in January 2011 alleging violations of certain provisions of the federal securities laws relating to the reporting and disclosure of expenses by Jeffery S. Fraser, our former Chairman of the Board and Chief Executive Officer. Mr. Kovzan is represented by personal counsel and he has informed us that, based on advice of his counsel, he intends to defend himself against those charges because he believes they are without merit.

If the SEC is successful in its civil complaint against Mr. Kovzan, the SEC may seek a permanent injunction and civil penalty, disgorgement and officer and director bar, and permanent suspension from appearing and practicing before the SEC against Mr. Kovzan. We could incur significant legal fees and other expenses in connection with the SEC civil complaint against Mr. Kovzan, including advancements of expenses, which may not be fully reimbursed under our directors’ and officers’ liability insurance. In addition, Mr. Kovzan may need to devote a significant amount of time to these matters in the future. While we believe we have designed our organizational structure to limit the effect of potential disruption in service by Mr. Kovzan, he is an important member of our executive management team, and any extended or permanent loss of his services could have an adverse effect on our business, results of operations, cash flows, and financial condition.

If our rate of growth continues or accelerates, we may not effectively manage our growth, which would adversely affect our business and our results of operations.

Our growth rate may continue or may accelerate if we experience increased acceptance of our services under new or existing government contracts. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting, and marketing staffs, and our business could be harmed. As part of our growth plan, we must implement new operational procedures and internal controls to expand, train, and manage our employees and to coordinate the operations of our various subsidiaries. If we cannot effectively manage the growth of our government portals, staff, software installation and maintenance teams, offices and operations, our business may be harmed.

Our business will be adversely affected if we are unable to hire, integrate, train, or retain the qualified personnel that our business requires.

The growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Some of our personnel are presently serving in more than one managerial capacity. Furthermore, compensation paid to executive and management personnel may not reflect market rates that could be obtained elsewhere. The loss of any of our executives or key employees could harm our business. In addition, we currently expect that we will need to hire additional personnel in all areas throughout 2013, including personnel for new operations in jurisdictions in which we may obtain contracts. We may not be able to retain our current key employees or attract, integrate, or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining, and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies, and positioning of our government portals and other services. This training will require substantial resources and management attention.

Because a major portion of our accounts receivable is generated from a small number of users, negative trends in their businesses could cause us significant credit loss and negatively impact our results of operations and financial condition.

LexisNexis Risk Solutions (formerly ChoicePoint) and other data resellers that represent a significant portion of our business have a period of time, generally within 25 days of billing, to remit payment. As a result, we are subject to a significant concentration of credit risk that these users will not pay for their purchases. Our credit risk may increase due to liquidity or solvency issues experienced by these users, for example, as a result of the current economic slowdown. At December 31, 2012, LexisNexis Risk Solutions accounted for approximately 21% of our consolidated accounts receivable. In addition, our business is generally subject to the risk that our customers and counterparties will fail to meet their obligations when due, particularly given the current state of the economy. While we perform ongoing credit evaluations of our customers, we generally do not require collateral to secure accounts receivable. If we were unable to collect a major portion of our accounts receivable, we may suffer significant losses and our results of operations, cash flows, financial condition, and liquidity may be adversely affected.

Increases in credit card association fees may result in the loss of customers or a reduction in our earnings.

From time to time, credit card companies increase the fees (interchange and assessment fees) that they charge processors such as us. We could attempt to pass these increases along to our government client customers, but this might result in the loss of those customers. If we elect not to pass along such increased fees to our government client customers in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our earnings.

We may suffer substantial harm to our business if our government partners are not satisfied with our services or services provided by our third-party credit/debit card or electronic check processors.

We depend to a large extent on our relationships with our government partners, our reputation for high quality professional services and commitment to preserving public trust to attract and retain customers. Through these relationships, we estimate that we processed nearly $22 billion of credit/debit card and electronic check payments for our government partners in 2012. As a result, if one of our government partners is not satisfied with our services or services provided by our third-party credit/debit card or electronic check processors, it may be more damaging to our business than to other businesses.

We depend on subcontractors or the third parties with whom we partner for certain projects, deliverables, or financial transaction processes. If these parties fail to satisfy their obligations to us or we are unable to maintain these relationships, our operating results, and business prospects could be adversely affected.

Certain large and complex projects and certain transactions require that we utilize subcontractors or that our services and solutions integrate with the software, systems, or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver and implement our solutions in a timely manner depends on our ability to retain and maintain relationships with subcontractors, vendors, and service providers and the ability of these subcontractors, vendors, and service providers to meet their obligations in a timely manner, as well as on our effective oversight of their performance. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractors or customer concerns about the subcontractors. Disputes with subcontractors could lead to litigation. Adverse judgments or settlements in legal disputes may result in significant monetary damages or injunctive relief against us. In addition, if any of our subcontractors fails to perform on a timely basis the agreed-upon services, our ability to fulfill our obligations as a prime contractor may be jeopardized. Subcontractor performance deficiencies could result in the termination of our contract for default. A termination for default could expose us to liability for damages and have an adverse effect on our business prospects, results of operations, cash flows, and financial condition and our ability to compete for future contracts and orders.

We may become subject to liability under rules and standards for processing electronic direct debit payments from bank accounts and credit card payments.

Our electronic check processing for online payments made by direct debit to a bank account is governed by rules and standards promulgated by the National Automated Clearing House Association, or NACHA, an industry trade association of banking institutions and regional automated clearing house associations. Under those rules, we may become potentially liable for failing to handle transactions in accordance with those rules, or for failing to return funds within the prescribed time frame to the bank account of the person or entity disputing our authorization to debit those funds, before the dispute regarding our authorization is resolved. Our agreements with governmental agencies at the state, federal, and local levels transfer this obligation for rapid funds return during dispute resolution to the government agencies affected, but in the event that such return does not happen, we may be potentially liable notwithstanding the government’s failure, and we may not be able to obtain reimbursement from the government involved or from the individual user or entity that initiated the debit without authorization. If this were to happen, our business, results of operations, cash flows, and financial condition may be adversely affected. Our credit card and electronic check processing is also subject to the applicable rules of the particular card association or clearinghouse and applicable law. Additionally, we may become subject to laws governing money transmitters and anti-money laundering for certain services we offer. If our interpretations, or those of our government partners, of any laws, rules, regulations, or standards are determined to be incorrect, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide certain of our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices. Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals could be substantial.

We may become liable for violations of the Driver Privacy Protection Act as adopted federally or in each state.

We act as an outsourced manager on behalf of states, for electronic access to records pertaining to motor vehicles and motor vehicle operators (driver history records) by users and certain permitted resellers. These records are the largest group of records for which we process electronic access for state agencies, and are processed in the majority of our portal states. These records contain “personal information” and “sensitive personal information” as defined by the federal Driver Privacy Protection Act, and state versions of that Act adopted in every state (collectively, the “DPPA”). The DPPA regulates categories and circumstances under which “personal information” and “sensitive personal information” may be disclosed to requestors. Each state has procedures for complying with the DPPA, and such procedures may vary from state to state. We closely follow each respective state’s existing compliance procedures for general access, with our electronic access. If we fail to follow such procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, our business, results of operations, cash flows, and financial condition may be adversely affected. The DPPA permits statutory damages to be awarded to the subjects of such records, even without proof of actual damage, for certain infringements or violations of the DPPA. We may be potentially liable for such damages in such instances, and we may have no recourse against the state, or the state may not be jointly and severally liable with us.

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

We may become liable for disclosing Pre-employment Screening Program (PSP) record data improperly.

A federal law known as the Safe, Accountable, Efficient Transportation Equity Act: A Legacy for Users (“SAFETEA-LU”) limits access to PSP record data to commercial driving operator applicants, their prospective employers, and the employers’ agents, and can only be used in screening applicants for employment. During 2012, we expanded access to the PSP service to include third party companies directly involved in helping employers with the hiring process. Because the service is only useful if data access is quick and easy, we employ sophisticated systems of online agreements and validation information gathering, plus third party verification systems, to verify the identity and bona fides of any requestor. These systems may be incomplete or contain errors or omissions, or their operation may be flawed, resulting in improper disclosure or disclosure for an improper purpose or to improper persons. If we fail to follow appropriate procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, we may become subject to monetary fines, penalties, or damages, and our business, results of operations, cash flows, and financial condition may be adversely affected. Furthermore, the magnitude of the potential number of transactions accessed through our PSP service may result in monetary damages that are correspondingly large. In addition, any failure to comply with SAFETEA-LU may result in reputational damage.

If our competitors become more successful in developing and selling products for government-managed services, then our business could be adversely affected.

The principal substitute for our services is a government-designed and managed service that utilizes other vendors' technologies, products, and services. Companies that have expertise in marketing and providing technical electronic services to government entities compete with us by further developing their services and increasing their focus on this area of their businesses. Many of our potential competitors are national or international in scope and have greater resources than we do. These resources could enable our potential competitors to initiate severe price cuts or take other measures in an effort to gain market share. Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government partners. If we do not compete effectively or if we experience any pricing pressures, reduced profit margins or loss of market share resulting from increased competition, our business, results of operations, cash flows, and financial condition may be adversely affected.

 Because we have outsourced portal and software development and service contracts with a limited number of governments, the termination or non-renewal of certain of these contracts may harm our business.

Currently, we have 29 portals through which we provide outsourced portal services to state governments. These contracts typically have multi-year terms with provisions for renewals for various periods at the option of the government. However, a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period.

In addition, we currently have 15 contracts under which we provide outsourced state portal services that can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 58% of our total consolidated revenues for the year ended December 31, 2012. The Texas portal, which is one of the 15 contracts noted above, accounted for approximately 21% of our total consolidated revenues. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. Also, the contract with the FMCSA can be terminated by the other party without cause on a specified period of notice.

Furthermore, we currently have 14 contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following December 31, 2012. Collectively, revenues generated from these contracts represented 22% of our total consolidated revenues for the year ended December 31, 2012. As discussed in Note 3 in the Notes to Consolidated Financial Statements included in this Form 10-K, our contract with the Commonwealth of Virginia expired on August 31, 2012 and we are currently providing transition services as required by the contract, and may do so for up to one year following the contract expiration to the extent requested by agencies of the Commonwealth of Virginia. For the year ended December 31, 2012, revenues from the Virginia portal contract accounted for approximately 3% of our total consolidated revenues. If a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation to us, except as otherwise provided in the contract and except for the services we provide on a software-as-a-service, or SaaS, basis, which would be available to the government agency on a fee-for-service basis.

The loss of the contract with the FMCSA or one or more states, as a result of the expiration, termination, or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability. If these revenue shortfalls were to occur, our business, results of operations, cash flows, and financial condition would be harmed. We cannot be certain if, when, or to what extent governments might fail to renew or terminate any or all of their contracts with us.

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

After termination or expiration of our contracts, it is possible that governments and their successors and affiliates may operate the portals themselves using their right of use license rights to the software programs and other applications we have developed for them in the operation of their portals (excluding software applications that we provide on a SaaS basis). This could adversely affect our revenues and profits. Additionally, they may inadvertently allow our intellectual property or other information to fall into the hands of third parties, including our competitors.

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

Our revenues are generated principally from contracts with state governments and government agencies within a state to provide eGovernment services on behalf of those government entities to complete transactions and distribute public information electronically. The growth in our revenues largely depends on government entities adopting our business model. We cannot assure that government entities will choose to provide eGovernment services or continue to provide eGovernment services at current levels, or that they will provide such services with private assistance or by adopting our model. Under our self-funded business model, we initially generate a high proportion of our revenues from a limited number of transaction-based services we provide on behalf of a limited number of government agencies within a state, as other agencies consider participating in the portal. The failure to secure contracts with certain government agencies, particularly those agencies that control motor vehicle driver history records, could result in revenue levels insufficient to support a portal’s operations on a self-sustained, profitable basis. In addition, as there is a finite number of states remaining with which we can contract for our services, future increases in our revenues may depend in part on our ability to expand our business model to include multi-state cooperative organizations, local governments, and federal agencies and to broaden our service offerings to diversify our revenue streams across our lines of business. We cannot assure that we will succeed in expanding into new markets, broadening our service offerings, or that our services will be adaptable to those new markets.

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

Our business will suffer if we lose the right to the content filed or distributed through our outsourced portals or we are held liable for the content that we obtain from government entities.

We do not own or create the content filed or distributed through our outsourced portals. We depend on the governments with which we contract to supply information and data feeds to us on a timely basis to allow businesses and citizens to complete transactions and obtain government information. We cannot assure that these data sources will continue to be available in the future. Government entities could terminate their contracts to provide data. Changes in regulations could mean that governments no longer collect some types of data or that the data is protected by more stringent privacy rules preventing uses now made of it. Moreover, our data sources are not always subject to exclusive agreements, so that data included in our services also may be included in those of our potential competitors. In addition, we depend upon the accuracy and reliability of government computer systems and data collection for the content of our portals. The loss, unavailability, or inaccuracy of our data sources in the future, or the loss of our exclusive right to distribute some of the data sources, could harm our business, results of operations, cash flows, and financial condition.

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

We depend on the bidding process for a significant part of our business. Therefore, any material delay in the bidding process, changes to bidding practices and policies, the failure to receive the award of a bid, or the failure to execute a contract may disrupt our financial results for a particular period and harm our financial condition.

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

We believe that our current financial resources and cash generated from operations will be sufficient to meet our present working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional capital before this period ends to further:

●	fund operations, if unforeseen costs or revenue shortfalls arise;

●	support our expansion into other states and government agencies beyond what is contemplated in 2013 if unforeseen opportunities arise;

●	expand our product and service offerings beyond what is contemplated in 2013 if unforeseen opportunities arise;

●	respond to unforeseen competitive pressures; and

●	acquire technologies beyond what is contemplated.

Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new service offerings and potentially competing technological and market developments. However, any projections of future cash flows are subject to substantial uncertainty. If current cash, lines of credit, and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities, or draw on the unused portion of our line of credit. The sale of additional equity securities could result in dilution to our stockholders. From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various eGovernment businesses. Acquisitions or investments might affect our liquidity requirements or cause us to sell additional equity securities or issue debt securities. In recent years, credit and capital markets have experienced unusual volatility and disruption. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If adequate funds were not available on acceptable terms, our ability to develop or enhance our applications and services, take advantage of future opportunities, or respond to competitive pressures would be significantly limited. This limitation could harm our business, results of operations, cash flows, and financial condition.

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

We are subject to independent audits as requested by our government customers. Deficiencies in our performance under a government contract could result in contract termination, reputational damage, or financial penalties.

Each government entity with which we contract for outsourced portal services has the authority to require an independent audit of our performance and financial management of contracted operations in each respective state. The scope of audits could include inspections of income statements, balance sheets, fee structures, collections practices, service levels, security practices, and our compliance with contract provisions and applicable laws, regulations, and standards. We cannot assure that a future audit will not find any material performance deficiencies that would result in an adjustment to our revenues and result in financial penalties. Moreover, the consequent negative publicity could harm our reputation among other governments with which we would like to contract. All of these factors could harm our business, results of operations, cash flows, and financial condition.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

Our cash and cash equivalents primarily include cash on hand in the form of bank deposits. For purposes of our consolidated balance sheets and consolidated statements of cash flows, we consider all non-restricted highly liquid instruments purchased with an original maturity of one month or less to be cash equivalents. We maintain our cash and cash equivalents with major financial institutions. Deposits with these financial institutions exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. At January 1, 2013, the amount of cash covered by FDIC deposit insurance was $9.8 million, and $52.6 million in cash was above the FDIC deposit insurance limits. While we periodically monitor the cash balances in these accounts and adjust the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which we deposit funds fails or is subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted or that we will not lose deposited funds in excess of FDIC insurance limits as a result of the failure or insolvency of any these financial institutions or adverse conditions in the financial and credit markets.

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

Our strategic alliances and potential acquisitions may entail numerous risks and uncertainties which could adversely affect our business and results of operations.

As part of our business strategy, we have made and may continue to enter into strategic alliances or to make acquisitions that we believe will complement our existing businesses, increase traffic to our government partners' sites, enhance our services, broaden our software and applications offerings or technological capabilities, or increase our profitability. Future alliances or acquisitions could present numerous risks and uncertainties, including:

●	the inability to successfully market, distribute, deploy, and manage new products and services that we have limited or no experience in managing;

●	the diversion of management’s attention from our core business;

●	risks associated with entering markets in which we have limited or no experience;

●	adverse effects on existing business relationships with existing suppliers and customers;

●	erosion of our brand equity in the eGovernment or financial markets;

●	difficulties in the assimilation of operations, personnel, technologies, and information systems of the acquired companies;

●	the risk that an acquired business will not perform as expected or will have profit margins significantly lower than ours;

●	potential loss of key employees, particularly those of acquired businesses;

●	potentially dilutive issuances of equity securities, which may be freely tradable in the public market;

●	impairment, restructuring, and other charges related to goodwill and other long-lived intangible assets; and

●	the incurrence of debt and related interest and other expenses.

We cannot assure that we will be able to successfully integrate products or technologies of strategic alliances or new businesses we may acquire in the future. We also may not realize cost efficiencies or synergies that we anticipate.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Select Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining adequate and appropriate standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting has required the commitment of significant financial and managerial resources. Further, as a result of increasing regulation, our board members and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities in the laws themselves or related to practice, our reputation may be harmed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal administrative office occupies a total of approximately 29,000 square feet of leased space at 25501 West Valley Parkway, Suite 300, Olathe, Kansas 66061. All of our subsidiaries also lease their facilities. We do not own any real property and do not currently anticipate acquiring real property or buildings in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Litigation

We are involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, we are not currently a party to any material legal proceedings. As discussed in Note 7 in the Notes to Consolidated Financial Statements included in this Form 10-K with respect to the civil action by the SEC against our Chief Financial Officer, we are not a party to the civil action, but are obligated to provide indemnification in certain circumstances (including advancing certain defense costs) to our Chief Financial Officer in accordance with our certificate of incorporation and bylaws and our indemnification agreement with him.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol "EGOV." The following table shows the range of high and low sales prices reported on the NASDAQ Global Select Market for the periods indicated.

Fiscal Year Ended December 31, 2012	High	Low
First Quarter	$13.81	$11.25
Second Quarter	12.70	9.95
Third Quarter	15.42	12.59
Fourth Quarter	16.83	13.58

Fiscal Year Ended December 31, 2011	High	Low
First Quarter	$12.47	$9.39
Second Quarter	13.80	11.75
Third Quarter	13.79	10.51
Fourth Quarter	14.48	10.96

As of February 13, 2013, there were approximately 249 holders of record of shares of our common stock.

Dividend Policy

On November 5, 2012, our Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of November 23, 2012. The dividend, totaling approximately $16.3 million, was paid on December 5, 2012, out of our available cash.

On October 24, 2011, our Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of December 19, 2011. The dividend, totaling approximately $16.2 million, was paid on January 3, 2012, out of our available cash.

Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions, and such other factors as our Board of Directors deems relevant.

Performance Graph

The performance graph below compares the annual change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2007, and ending on December 31, 2012 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of:  (a) the NASDAQ Composite (U.S.) Index and (b) a Peer Group, assuming a $100 investment on December 31, 2007. On February 28, 2008 we paid a special cash dividend of $0.25 per share, on February 27, 2009 we paid a special cash dividend of $0.30 per share, on February 26, 2010 we paid a special cash dividend of $0.30 per share, on December 30, 2010 we paid a special cash dividend of $0.25 per share, on January 3, 2012 we paid a special cash dividend of $0.25 per share, and on December 5, 2012 we paid a special cash dividend of $0.25 per share, all of which are included in the presentation of our performance. We did not pay any other dividends on our common stock during the period commencing on December 31, 2007, and ending on December 31, 2012. The stock price performance on the graph below is not necessarily indicative of our future price performance.

Comparison of Cumulative Total Return Among
NIC, Inc., NASDAQ Composite (U.S.) Index and Peer Group
Total Return Analysis	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
NIC, Inc.	$100.00	$56.77	$119.59	$135.53	$185.77	$236.18
NASDAQ Composite	$100.00	$59.46	$85.55	$100.02	$98.22	$113.85
Peer Group	$100.00	$86.34	$117.21	$134.34	$161.63	$188.01

The Peer Group consists of five companies, each of whose business focus is similar to that of NIC. While not all of the companies provide services exclusively to governments, the services provided are similar to those we provide. The members of the Peer Group are as follows: Towers Watson & Co (TW), Accenture, Ltd. (ACN), International Business Machines Corp. (IBM), Maximus, Inc. (MMS), and Official Payments Holdings, Inc. (OPAY) (formerly known as Tier Technologies (TIER)). Bearing Point, Inc. (BE) was included until December 31, 2008, as it filed for Chapter 11 bankruptcy protection in February 2009. Bearing Point, Inc. was replaced by Watson Wyatt Worldwide, Inc. in the Peer Group effective January 1, 2009. On January 1, 2010, Watson Wyatt Worldwide, Inc. merged with Towers Perrin to form Towers Watson & Co (TW).

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

Share Repurchases

During the fourth quarter of 2012, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock or the exercise of options as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 24, 2012	887	$14.02	N/A	N/A
October 25, 2012	233	14.49	N/A	N/A
October 27, 2012	128	14.23	N/A	N/A
October 28, 2012	149	14.23	N/A	N/A

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Income Data:
Total revenues	$211,143	$180,899	$161,534	$132,886	$100,575
Operating income	43,192	38,508	29,398	22,021	18,609
Net income	26,339	22,942	18,363	13,946	11,921
Net income per share - basic	0.40	0.35	0.28	0.22	0.19
Net income per share - diluted	0.40	0.35	0.28	0.22	0.19

As discussed in Note 4 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 16, 2010, we acquired the then-current portal management contracts for the state of Texas (collectively, the “Acquired Texas Contracts”) in the second quarter of 2009. The Acquired Texas Contracts expired on December 31, 2009, except certain Master Work Order projects expired on August 31, 2012 and others will expire on August 31, 2014. During the third quarter of 2009, we entered into a new seven-year contract with the state of Texas to manage the state’s official government portal (the “New Texas Contract”). The New Texas Contract commenced on January 1, 2010 and runs through August 31, 2016. We did not begin earning revenues under the New Texas Contract until 2010.

	December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Total assets	$145,140	$144,354	$111,376	$123,608	$119,412
Long-term debt (includes current portion
of notes payable/capital lease obligations)	-	-	-	-	-
Dividends declared per share:
November 5, 2012	0.25	-	-	-	-
October 24, 2011	-	0.25	-	-	-
December 3, 2010	-	-	0.25	-	-
February 1, 2010	-	-	0.30	-	-
February 3, 2009	-	-	-	0.30	-
February 4, 2008	-	-	-	-	0.25
Total stockholders' equity	78,924	65,077	53,270	66,559	67,220

As further discussed in Note 8 in the Notes to Consolidated Financial Statements included in this Form 10-K, we declared a special cash dividend in November 2012 totaling approximately $16.3 million, which was paid out of our available cash in December 2012; we declared a special cash dividend in October 2011 totaling approximately $16.2 million, which was paid out of our available cash in January 2012; we declared and paid a special cash dividend totaling approximately $16.2 million out of our available cash in December 2010; we declared and paid a special cash dividend totaling approximately $19.3 million out of our available cash in February 2010; we declared and paid a special cash dividend totaling approximately $19.2 million out of our available cash in February 2009; and we declared and paid a special cash dividend totaling approximately $15.7 million out of our available cash and short-term investments in February 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution about Forward-Looking Statements

Statements in this Annual Report on Form 10-K regarding NIC and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we "expect," we "believe," we "plan," we "intend," or we "anticipate" are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this 2012 Annual Report on Form 10-K.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, NIC’s ability to successfully integrate into its operations recently awarded eGovernment contracts; NIC’s ability to implement its new portal contracts in a timely and cost-effective manner; NIC’s ability to successfully increase the adoption and use of eGovernment services; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; the success of the Company in renewing existing contracts and in signing contracts with new states and federal government agencies; continued favorable government legislation; NIC's ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; the possibility of security breaches through cyber attacks; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of this 2012 Annual Report on Form 10-K. Investors should read all of these discussions of risks carefully.

All forward-looking statements made in this Form 10-K speak only as of the date of this report. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

What We Do – An Executive Summary

We are a leading provider of eGovernment services that help governments use the Internet to reduce internal costs, increase efficiencies, and provide a higher level of service to businesses and citizens. We accomplish this currently through two channels: our primary outsourced portal businesses and our software & services businesses.

In our primary outsourced portal business, we generally enter into contracts primarily with state and local governments to design, build, and operate Internet-based enterprise-wide portals on their behalf. We typically enter into multi-year contracts and manage operations for each government partner through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our portals consist of websites and applications that we build, which allow businesses and citizens to access government information through multiple online channels, including mobile, and complete secure transactions, including applying for a permit, retrieving government records, or filing a government-mandated form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments. We do this by marketing portal services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals. Our unique self-funded business model allows us to generate revenues by sharing in the fees collected from eGovernment transactions. Our partners benefit because they reduce their financial and technology risks, increase their operational efficiencies, and gain a centralized, customer-focused presence on the Internet, while businesses and citizens gain a faster, more convenient, and more cost-effective means to interact with governments.

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

Our objective is to strengthen our position as the leading provider of Internet-based eGovernment services. Key strategies to achieve this objective include:

●
Renew all current outsourced government portal contracts – First and foremost, we will strive to obtain renewal of all currently profitable outsourced government portal contracts. As of December 31, 2012, there were 14 contracts under which we provide outsourced portal services or software development and services (which includes NIC Technologies’ contract with the state of Michigan) that have expiration dates within the 12-month period following December 31, 2012.

●
Win new portal contracts – A key objective of ours is to win new portal contracts with state and federal government agencies. We continue to invest in business development and marketing efforts through a combination of strategic advertising and public relations initiatives. We have responded to several active portal procurement opportunities and realized significant benefits from our investment, including contracts with new government partners in recent years. During the first quarter of 2011, we entered into a five-year contract with the state of Mississippi, which includes three additional two-year renewals at the option of the state. During the third quarter of 2011, we entered into a three-year contract with the state of Delaware, which includes options for the government to extend the contract for three additional one-year terms. Also during the third quarter of 2011, we entered into a five-year contract with the state of Maryland, which includes three additional one-year renewals at the option of the state. During the fourth quarter of 2011, the state of Oregon awarded us a 10-year contract. Also during the fourth quarter of 2011, building on our relationship with the state of Texas which began in 2009, we entered into an agreement with the state of Texas to implement an integrated suite of services for the Texas Department of Public Safety (“DPS”), which is intended to consolidate the current business processes and supporting applications for DPS’s Regulatory Services Division into a single suite of online services. During the fourth quarter of 2012, we entered into a five-year contract with the Commonwealth of Pennsylvania, which includes an additional renewal at the option of the state up to five years.

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

●
Increase transactional revenues from our existing government portals – Part of our strategy is to increase transactional revenues from our existing government portals by building new applications and services, taking successful applications and services and implementing them in our other government portal states, and increasing the adoption of existing portal applications and services within each state where we operate. We intend to accomplish this with new service offerings, increased operational focus, and expanded marketing initiatives. In addition, we will work closely with the governance authority for each of our partner portals to evaluate the pricing of new and existing services to encourage higher usage and increased revenue streams. We plan to continue our development of new secure online transactional services that enable government agencies to interact more effectively and efficiently with businesses, citizens, and other government agencies through multiple online channels, including mobile. We will continue to work with government agencies, professional associations, and other organizations to better understand the current and future needs of our customers. We will continue to work with our government partners to create awareness of the online alternatives to traditional government interaction through initiatives such as informational brochures, government voicemail recordings, and inclusion of website information on government communication materials. In addition, we will continue to update our portals to highlight new government service information provided on the portals. We plan to work with professional associations to directly and indirectly communicate to their members the potential convenience, ease of use, and other benefits of the services our portals offer.

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

Our long-term goal has been to grow same state revenues at least 10% per year. Same state portal revenues grew 10% in 2012 and 8% in 2011. Our same state revenue growth in 2012 was higher than our growth in 2011 primarily due to increased same state non-DMV transaction-based revenues. Non-DMV, transaction-based revenues consist of transaction fees generated by means other than from the sale of motor vehicle driver history, or DMV, records. As non-DMV, transaction-based revenues continue to become a larger component of overall portal revenues, our growth in same state non-DMV, transaction-based revenues becomes more important. Same state non-DMV, transaction-based revenues grew 21% in 2012 compared to 20% in 2011. As further discussed below, the increase in the same state non-DMV transaction-based revenue growth rate in 2012 was primarily due to the deployment and increased adoption of key revenue generating services in certain portals, including a motor vehicle inspection service with the Texas DPS, the first service launched as part of the DPS Direct suite of services in September 2012.

Growth in DMV transaction-based revenues is also an important factor in our goals for overall same state revenue growth. Historically, DMV price increases have been relatively infrequent, and our ability to grow same state DMV revenues has been limited, as such revenues have been driven by broader economic factors outside of our control. Absent DMV price increases, same state DMV revenue growth has historically ranged from flat to 3% per year. Same state DMV revenues decreased by 1% in 2012 and were flat in 2011. We believe our DMV revenues in 2012 and 2011 were negatively affected by the worsening of the broader macroeconomic conditions over the last several years, which we currently expect is likely to continue into 2013.

●
Continue to grow profitability – In addition to driving same state revenue growth, part of our strategy is to increase profitability by driving cost containment efforts throughout the Company and maintaining a lean organizational structure that fosters entrepreneurial decision-making and innovation, and accentuates the financial leverage of our business model.

An important financial metric that we use to gauge our portal profitability is portal gross profit percentage, or gross profit rate, which is calculated by dividing portal gross profit (portal revenues minus cost of portal revenues, excluding depreciation and amortization) by portal revenues. Our portal gross profit rate was 38% in 2012, 2011 and 2010, respectively. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

We also view selling & administrative costs, expressed as a percentage of total consolidated revenues, to be an important indicator of the relative year-over-year growth in our corporate level expenses. Selling & administrative costs as a percentage of total consolidated revenues were 16% in both 2012 and 2011, and 17% in 2010. The decrease in selling & administrative costs as a percentage of total consolidated revenues in 2011 was primarily a result of lower costs related to the SEC matter which was concluded for the Company and certain current and former officers with the exception of our Chief Financial Officer in 2011 and the related derivative action which was settled in 2011, net of insurance and other reimbursements (which decreased by approximately $2.9 million in 2011), coupled with higher portal revenues, due to strong same state revenue growth and revenues from our newer states, and higher software & services revenues, due mainly to increased adoption of the PSP (which began generating revenues in the second quarter of 2010).

Finally, our consolidated operating income margin (operating income divided by total consolidated revenues) is an important measure of our overall profitability. This metric was 20% in 2012, 21% in 2011, and 18% in 2010. The decrease in our 2012 consolidated operating income margin was primarily attributable to start-up costs from our new Oregon portal. The increase in our 2011 consolidated operating income margin was primarily attributable to an increase in portal gross profits, which was primarily driven by same state revenue growth, and an increase in software & services gross profits, due mainly to strong results from our contract with the FMCSA to operate the PSP, which began generating revenues in the second quarter of 2010.

Overview of Business Models and Revenue Recognition

We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category includes revenues and cost of revenues primarily from our subsidiaries operating state and local government portals on an enterprise-wide outsourced basis. The software & services category primarily includes revenues and cost of revenues from our subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. We currently earn revenues from three main sources: transaction-based fees, time and materials-based fees for application development, and fixed fees for portal management services. Each of these revenue types and the corresponding business models are further described below.

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

The highest volume, most commercially valuable service we offer is electronic access to DMV records. This service accounted for approximately 34%, 36%, and 39% of total consolidated revenues in 2012, 2011, and 2010, respectively. We believe that while this service will continue to be an important source of revenue, its contribution as a percentage of total consolidated revenues on an individual portal basis will decline modestly as other sources grow. LexisNexis Risk Solutions (formerly ChoicePoint), which resells these records to the auto insurance industry, accounted for approximately 26%, 28%, and 27%, of total consolidated revenues in 2012, 2011, 2010, respectively. In addition, we offer a service in several of our states for online motor vehicle registration and licensing. This service accounted for approximately 10% of the Company’s total consolidated revenues in 2012 and less than 10% of total consolidated revenues in both 2011 and 2010.

In our outsourced portal businesses for 2012, DMV transaction-based revenues represented approximately 36% of portal revenues, non-DMV transaction-based revenues represented approximately 51%, portal software development revenues represented approximately 8%, and portal management revenues represented approximately 5%. Approximately 72% of our transaction-based revenues related to business-to-government transactions, with 28% related to citizen-to-government transactions.

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

We charge for electronic access to records on a per-record basis and, depending upon government policies, also on a fixed or sliding scale bulk basis. Our fees are set by negotiation with the government agencies that control the records and are typically approved by a government sanctioned oversight authority. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit. We have limited control over the level of fees we are permitted to retain. We recognize revenues from transactions (primarily transaction-based information access fees and filing fees) on an accrual basis net of the transaction fee due to the government, and we bill end-user customers primarily on a monthly basis. We typically receive a majority of payments via electronic funds transfer and credit/debit card within 25 days of billing and remit payment to governments within 30 to 45 days of the transaction. The costs that we pay state agencies for data access are accrued as accounts receivable and accounts payable at the time revenue from the access of public information is recognized. We typically must remit a certain amount or percentage of these fees to government agencies regardless of whether we ultimately collect the fees. The pricing of transactions varies by the type of transaction and by state.

We expense as incurred all employee costs to start up, operate, and maintain outsourced government portals as costs of performance under the contracts because, after the completion of a defined contract term, the government entity with which we contract typically receives a perpetual, royalty-free license to the applications we developed, except applications provided on a SaaS basis. Such costs are included in cost of portal revenues in the consolidated statements of income.

Our software & services businesses

NIC Technologies currently derives a significant portion of its revenues from a contract with the FMCSA to develop and manage the FMCSA’s PSP for motor carriers nationwide, using a self-funded, transaction-based business model. NIC Technologies recognizes revenues from this contract (primarily transaction-based information access fees) when the services are provided. NIC Technologies also derives a portion of its revenues from fixed fee and time and materials application development and outsourced maintenance contracts with the FEC and the state of Michigan and recognizes revenues as services are provided.

Critical Accounting Policies

Many estimates and assumptions involved in the application of generally accepted accounting principles have a material impact on our reported financial condition and operating performance and on the comparability of such reported information over different reporting periods. A critical accounting policy is one which is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Note that the preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Uncertain Tax Positions

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. We are also subject to periodic audits by government tax authorities of our income tax returns. We are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Notes 2 and 9 in the Notes to Consolidated Financial Statements included in this Form 10-K for additional detail on our uncertain tax positions.

Deferred Income Taxes

We recognize deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted laws and statutory rates applicable in each tax jurisdiction to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We are required to make many subjective assumptions and judgments in determining deferred income tax assets and liabilities. Changes in our assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. For additional discussion of deferred income taxes, see Notes 2 and 9 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Stock-based Compensation

We measure stock-based compensation cost for service-based restricted stock awards at the grant date based on the calculated fair value of the award, and recognize an expense over the employee’s requisite service period (generally the vesting period of the grant). We measure stock-based compensation cost for performance-based restricted stock awards at the date of grant, based on the fair value of shares expected to be earned at the end of the performance period, and recognize an expense over the performance period based upon the probable number of shares expected to vest. We also estimate and exclude compensation cost related to awards not expected to vest based upon estimated forfeitures. Measuring stock-based compensation cost of restricted stock awards requires judgment, including estimating the probable number of shares expected to vest. In addition, estimating the number of performance-based restricted stock awards expected to be earned is dependent on our expectations of future operating results over a specified performance period in relation to specified performance criteria. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 10 in the Notes to Consolidated Financial Statements included in this Form 10-K for additional detail on our stock-based compensation.

Financial Analysis of Years Ended December 31, 2012, 2011, and 2010

In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

Stock-Based Compensation

The following table presents stock-based compensation expense included in our consolidated statements of income for the three years ended December 31, 2012 (in thousands):

	2012	2011	2010
Cost of portal revenues, exclusive of depreciation &
amortization	$997	$908	$1,067
Cost of software & services revenues, exclusive of
depreciation & amortization	62	63	57
Selling & administrative	2,744	3,539	2,905
Stock-based compensation expense before income taxes	3,803	4,510	4,029
Income tax benefit	(1,483)	(1,821)	(1,512)
Net stock-based compensation expense	$2,320	$2,689	$2,517

We did not grant any stock options during the years ended December 31, 2012, 2011, or 2010, respectively, and do not currently anticipate granting stock options in the future. Instead, we currently expect to grant only restricted stock awards.

As of December 31, 2012, there was approximately $6.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards. We expect to recognize the cost related to unvested restricted stock awards over the next 2.4 years from December 31, 2012.

We believe that equity-based compensation, particularly restricted stock awards, will continue to play an important role in supporting employee retention and providing key employees with long-term incentives to meet our goals. For additional information regarding equity instruments exchanged for employee services, see Note 10 in the Notes to Consolidated Financial Statements included in this Form 10-K.

Key Financial Metrics	2012	2011	2010
Revenue growth - outsourced portals	17%	10%	21%
Same state revenue growth - outsourced portals	10%	8%	8%
Recurring portal revenue as a % of total portal revenues	92%	91%	89%
Gross profit % - outsourced portals	38%	38%	38%
Revenue growth - software & services	11%	67%	47%
Gross profit % - software & services	66%	62%	37%
Selling & administrative expenses as a % of total revenues	16%	16%	17%
Operating income margin % (operating income as a % of total revenues)	20%	21%	18%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

Portal Revenue Analysis	2012	% Change	2011	% Change	2010
DMV transaction-based	$70,896	9%	$64,985	3%	$62,873
Non-DMV transaction-based	102,186	26%	81,313	21%	67,409
Portal software development	16,660	7%	15,515	(9%)	17,080
Portal management	9,643	14%	8,463	8%	7,814
Total	$199,385	17%	$170,276	10%	$155,176

Portal revenues for 2012 increased 17%, or approximately $29.1 million, over 2011.  Of this increase, (i) 10%, or approximately $16.8 million, was attributable to an increase in same state portal revenues (portals in operation and generating revenues for two full periods); and (ii) 7%, or approximately $12.3 million, was attributable to increases from our newer portals, including Oregon ($2.3 million), which began generating revenues in June 2012; Maryland ($3.8 million), which began generating revenues in May 2012; Delaware ($1.1 million), which began generating revenues in October 2011; Mississippi ($1.5 million), which began generating revenues in May 2011; and New Jersey ($3.6 million), which began generating revenues in April 2011.

Same state portal revenues in 2012 increased 10%, or approximately $16.8 million, over 2011 due to increased revenues from our Texas, Montana, Indiana, Hawaii and Colorado portals, among others.  Our same state revenue growth in 2012 was driven mainly by same state non-DMV transaction-based revenue growth of 21% and same state portal software development revenue growth of 5%, which was partially offset by a 1% decrease in same state DMV transaction-based revenues. Our same state revenue growth in the current year was higher than the 8% revenue growth we achieved in 2011 due mainly to higher same state non-DMV transaction-based revenues and, to a lesser extent, same state portal software development revenues. The increase in non-DMV transaction-based revenues in 2012 was attributable to strong performance from several key applications, including a motor vehicle inspection service with the Texas DPS as part of the DPS Direct suite of services launched in September 2012, payment processing, motor vehicle registrations, and tax filings. Our same state non-DMV transaction-based revenue growth was 20% in 2011. Our same state portal software development revenue growth improved to 7% in 2012 as compared to a 9% decrease in 2011, primarily due to some project delays and cancellations in 2011, as well as a few significant time and material projects in 2010 that did not recur. Same state DMV transaction-based revenue growth was flat in 2011. Absent DMV price increases, same state DMV revenue growth has historically ranged from flat to 3% per year.  We believe our DMV revenues in 2012, 2011, and 2010 were negatively affected by the worsening of the broader macroeconomic conditions, which we currently expect is likely to continue into 2013.

Portal revenues for 2011 increased 10%, or approximately $15.1 million, over 2010.  Of this increase, (i) 8%, or approximately $12.1 million, was attributable to an increase in same state portal revenues; and (ii) 2%, or approximately $3.0 million, was attributable to increases from our newer portals, including Mississippi ($2.3 million), Delaware ($0.3 million), and New Jersey ($0.4 million).

Same state portal revenues in 2011 increased 8%, or approximately $12.1 million, over 2010 due to increased revenues from our Colorado, Indiana, and Texas portals, among others.  Our same state revenue growth in 2011 was driven by same state non-DMV transaction-based revenue growth of 20%, while same state DMV transaction-based revenues were flat.  The increase in non-DMV transaction-based revenues was attributable to strong performance from several key applications, including payment processing, motor vehicle registrations, tax filings, and professional license renewals.  Same state portal software development revenues decreased 9% in 2011 due in part to ongoing state government budget challenges, which caused some project delays and cancellations in 2011 and a few significant time and materials projects in prior years that did not recur.

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

Cost of Portal Revenue Analysis	2012	% Change	2011	% Change	2010
Fixed costs	$80,046	21%	$66,172	3%	$64,322
Variable costs	44,493	15%	38,558	23%	31,230
Total	$124,539	19%	$104,730	10%	$95,552

Cost of portal revenues in 2012 increased 19%, or approximately $19.8 million, over 2011. Of this increase, (i) 9%, or approximately $9.8 million, was attributable to an increase in same state cost of portal revenues; and (ii) 10%, or approximately $10.0 million, was attributable to our newer portals in Oregon, Maryland, Delaware, Mississippi, and New Jersey. Our 19% cost of portal revenue growth in 2012 was higher than the 10% growth in 2011 due partially to an increase in fixed costs attributable to start-up costs at our newer portals in Oregon and Maryland, higher employee compensation and benefit costs across various portals and certain nonrecurring costs associated with the implementation of the new motor vehicle inspection service for the Texas DPS as part of the DPS Direct suite of services. In addition, the increase in 2012 was partially attributable to an increase in variable fees to process credit/debit card transactions due to corresponding non-DMV revenue growth.

The increase in same state cost of portal revenues in 2012 was partially attributable to higher employee compensation and benefit costs across various portals and certain nonrecurring costs in Texas, as further discussed above. In addition, the increase in 2012 was partially attributable to an increase in variable fees to process credit/debit card transactions, particularly from our portals in Texas, Indiana, Montana and Colorado. A significant percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a percentage of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we plan to continue to implement these services as they contribute favorably to our operating income growth. Although we did experience a reduction in debit interchange fees as a percentage of non-DMV revenues in the fourth quarter of 2011 and first three quarters of 2012 as a result of the Durbin Amendment under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which places limits on debit card interchange rates that card issuing banks may charge, and which became effective on October 1, 2011, we are unable to predict whether such limits going forward will result in an increase in other fees that banks charge us to process credit card and other electronic transactions.

Cost of portal revenues in 2011 increased 10%, or approximately $9.2 million, over 2010.  Of this increase, (i) 7%, or approximately $6.4 million, was attributable to an increase in same state cost of portal revenues; and (ii) 3%, or approximately $2.8 million, was attributable to our newer portals in Mississippi, New Jersey, Oregon, Maryland, and Delaware.

The increase in same state cost of portal revenues in 2011 was primarily attributable to an increase in variable fees to process debit/credit card transactions, as described above, particularly from our portals in Indiana, Texas, and Colorado.

Our portal gross profit percentage was 38% in 2012, 2011 and 2010. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

Software & Services Revenue Analysis	2012	% Change	2011	% Change	2010
NIC Technologies	$10,061	10%	$9,174	79%	$5,120
Other	1,697	17%	1,449	17%	1,238
Total	$11,758	11%	$10,623	67%	$6,358

Software & services revenues increased 11% and 67%, or approximately $1.1 million and $4.3 million, in 2012 and 2011, respectively, due mainly to higher revenues from our contract with the FMCSA as a result of increased adoption of the PSP. Revenues from the PSP increased $1.5 million and $4.1 million in 2012 and 2011, respectively, following the commencement of this service in the second quarter of 2010. Our PSP revenue growth moderated in 2012 as we began to cycle against prior periods that had high growth rates resulting from rapid adoption of the service during its early stages.

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues were flat in 2012 and increased 1%, or approximately $0.1 million, in 2011. Our software & services gross profit percentage was 66% in 2012 and 62% in 2011, up from 37% in 2010, due primarily to higher revenues from the PSP, as described above.

SELLING & ADMINISTRATIVE. Selling & administrative expenses in 2012 increased 14%, or approximately $4.1 million, over 2011. The increase was due mainly to higher personnel and software and maintenance costs to support and enhance our corporate-wide information technology and security infrastructure as a result of our growth.

As discussed in Note 7 in the Notes to Consolidated Financial Statements included in this Form 10-K, we were the subject of a formal SEC investigation of expense reporting by certain officers of the Company and certain potentially related matters, which has since been concluded for the Company and certain current and former officers with the exception of our Chief Financial Officer. Selling & administrative expenses in 2012 included approximately $4.5 million of legal fees and other third-party costs related to the previously disclosed SEC matter. These expenses were reduced by approximately $4.0 million of reimbursement from our directors’ and officers’ liability insurance carrier, resulting in a net increase in expense of approximately $0.5 million for 2012. Of the $4.0 million insurance reimbursement, approximately $1.0 million was approved for payment during the fourth quarter of 2012 and was subsequently collected during the first quarter of 2013. In 2011, we incurred approximately $4.2 million of legal fees and other third-party costs related to the SEC matter and the related derivative action which settled in 2011. These expenses were reduced by approximately $4.5 million of insurance reimbursement and approximately $0.2 million of reimbursement from Jeffery S. Fraser, our former Chairman of the Board and Chief Executive Officer, related to the settlement of the derivative action, resulting in a net decrease in expense of approximately $0.5 million for 2011. In 2010, we incurred approximately $5.1 million in legal fees, civil penalties, and other third-party costs, including a $0.5 million expense recorded in the third quarter of 2010 in anticipation of paying a civil penalty in connection with our settlement with the SEC in early 2011, and received approximately $2.7 million of insurance reimbursement, resulting in a net increase in expense of approximately $2.4 million.

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

In 2012, legal fees and other third-party costs related to the SEC matter and derivative action, net of insurance and other reimbursements, increased approximately $1.0 million from 2011 as described above, while other selling & administrative expenses increased by approximately $3.1 million, due mainly to higher personnel and software and maintenance costs to support and enhance corporate-wide information technology, security and portal operations.

In 2011, legal fees and other third-party costs and penalties related to the SEC matter and derivative action, net of insurance and other reimbursements, decreased approximately $2.9 million from 2010 as described above, while other selling & administrative expenses increased by approximately $3.7 million, due mainly to higher personnel and software and maintenance costs to support and enhance corporate-wide information technology, security and portal operations, higher incentive compensation and benefit costs (including stock-based compensation), and additional expenses of approximately $0.3 million related to the Micro Focus litigation settlement and defense attorney fees as described in Note 7 in the Notes to Consolidated Financial Statements included in this Form 10-K.

As a percentage of total consolidated revenues, selling & administrative expenses were 16% in both 2012 and 2011, and 17% in 2010. The decrease in 2011 primarily reflects lower costs related to the SEC matter and derivative action, net of insurance and other reimbursements, and higher total consolidated revenues in 2011, as further discussed above.

DEPRECIATION & AMORTIZATION. Depreciation & amortization expense in 2012 increased 38%, or approximately $1.7 million, over 2011. This increase was primarily attributable to (i) capital expenditures for our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure; (ii) capital expenditures to implement the motor vehicle inspection service for the Texas DPS as part of the DPS Direct suite of services; and (iii) capital expenditures for new state portal contracts. Depreciation & amortization expense in 2011 increased 5%, or approximately $0.2 million, over 2010.  This increase was primarily attributable to capital expenditures for new state portal contracts and for our centralized hosting environment to support and enhance corporate-wide information technology and security.

As a percentage of total consolidated revenues, depreciation & amortization was 3% in 2012, 2011, and 2010, respectively. We will continue to make key information technology infrastructure and security investments to support the long-term expansion of our portal business.

INCOME TAXES. Our effective tax rate was approximately 39% in 2012, 40% in 2011, and 38% in 2010. Our effective tax rate for 2012 was lower than the rate in 2011 due to several factors, including the effective settlement of an Internal Revenue Service (“IRS”) examination and the related decrease in the liability for uncertain tax positions, along with changes in state taxes primarily due to a change in apportionment methodology for certain states. Our effective tax rate for 2010 was lower than the rate in 2011 due primarily to the effect of a favorable benefit related to the federal research and development tax credit totaling approximately $0.9 million. In addition, we recognized a decrease in the liability for uncertain tax positions totaling approximately $0.1 million in 2010, as further discussed in Note 9 in the Notes to Consolidated Financial Statements included in this Form 10-K.

While the tax year ended December 31, 2009 remains open under statute, we effectively settled our IRS examination for the tax year ended December 31, 2009.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively extends the federal research and development credit under Internal Revenue Code Section 41, which previously expired at the end of 2011, through the end of 2013. In accordance with authoritative accounting guidance, we will recognize the impact of this legislation for 2012 in the period of enactment, the first quarter of 2013.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $28.4 million in 2012 compared to $30.6 million in 2011. The decrease in cash flow from operations was primarily the result of (i) a year-over-year increase in prepaid expenses and other current assets, due mainly to the timing of estimated tax payments and amounts receivable from our directors’ and officers’ liability insurance carrier; and (ii) a reduction of accounts payable in 2012 (as opposed to an increase in accounts payable in 2011) due to the timing of payments to certain government partners. These reductions to cash flow from operations were partially offset by a year-over-year increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation, and a smaller increase in accounts receivable in 2012 due to the timing of collections related to tax filing applications in 2011.

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

Investing Activities

Net cash used in investing activities of $13.5 million in 2012 primarily consisted of $12.8 million of capital expenditures, which were for (i) fixed asset additions and capital expenditures to implement the motor vehicle inspection service for the Texas DPS; and (ii) normal fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance our corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment.

Net cash used in investing activities of $6.6 million in 2011 primarily consisted of $6.1 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance corporate-wide information technology security, including Web servers, purchased software, and office equipment.

Net cash used in investing activities of $4.6 million in 2010 primarily consisted of $4.1 million of capital expenditures for normal fixed asset additions in our outsourced portal businesses and in our centralized hosting environment to support and enhance corporate-wide information technology security, including Web servers, purchased software, and office equipment.

In addition, in 2012, 2011 and 2010, we capitalized approximately $0.7 million, $0.5 million and $0.5 million, respectively, of internal-use software development costs relating to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing Activities

Net cash used in financing activities of $14.2 million in 2012 reflects the payment of a $16.3 million special cash dividend, partially offset by $0.8 million in proceeds from our employee stock purchase program and tax deductions of approximately $1.4 million related to stock-based compensation (see Note 10 in the Notes to the Consolidated Financial Statements included in this Form 10-K).

Net cash used in financing activities of $14.1 million in 2011 reflects the classification of $16.2 million of our available cash as restricted to pay the $0.25 per share special cash dividend we declared on October 24, 2011, which was paid on January 3, 2012. Financing activities in 2011 also reflect tax deductions of approximately $1.5 million related to stock-based compensation and the receipt of $0.7 million from our employee stock purchase program.

Net cash used in financing activities of $34.4 million in 2010 reflects the payment of $35.5 million of special cash dividends, partially offset by the receipt of $0.7 million in proceeds from our employee stock purchase program and tax deductions of approximately $0.4 million related to stock-based compensation.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and also accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended December 31, 2012 and 2011 were approximately $1.1 billion and $772.0 million, respectively. We calculate days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for the three-month periods ended December 31, 2012 and 2011 was five and six days, respectively.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $65.0 million at December 31, 2012, from $56.2 million at December 31, 2011. Our current ratio, defined as current assets divided by current liabilities, was 2.0 and 1.7 at December 31, 2012 and December 31, 2011, respectively. The increase in our working capital at December 31, 2012 was due primarily to (i) an increase in operating income, excluding non-cash charges, as further discussed above; (ii) an increase in accounts receivable due mainly to a general increase in revenues across various businesses in 2012; and (iii) a decrease in accounts payable due to the timing of payments to certain government partners. These increases to working capital were partially offset by the $16.3 million special cash dividend we paid on December 5, 2012, as further discussed below and in Note 8 in the Notes to the Consolidated Financial Statements included in this Form 10-K. Excluding cash restricted for the payment of dividend and the related dividend payable at December 31, 2011, our current ratio would have been 1.9 at December 31, 2011.

At December 31, 2012, our unrestricted cash and cash equivalents balance was $62.4 million compared to $61.6 million at December 31, 2011. We believe that our currently available liquid resources and cash generated from operations will be sufficient to fund our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments, if any, for at least the next 12 months without the need of additional capital. As further discussed in Note 6 in the Notes to Consolidated Financial Statements included in this Form 10-K, on May 1, 2011, we entered into an amendment to extend our credit facility to May 1, 2014. We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility. In total, we had $3.3 million in available capacity to issue additional letters of credit and $8.3 million of unused borrowing capacity at December 31, 2012 under the facility. We were in compliance with all of the financial covenants under the revolving credit facility at December 31, 2012.

We issue letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the May 1, 2014 expiration date of the credit agreement. We had unused outstanding letters of credit totaling approximately $1.7 million at December 31, 2012. We are not currently required to cash collateralize these letters of credit. However, even though we currently expect to be profitable in fiscal 2013, we may not be able to sustain or increase profitability on a quarterly or annual basis. We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability. If we are not able to sustain profitability, our cash collateral requirements may increase.

At December 31, 2012, we were bound by performance bond commitments totaling approximately $5.3 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at December 31, 2012 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.0 million and would have been classified as restricted cash.

We currently expect our capital expenditures to be approximately $5.0 million to $5.5 million in fiscal 2013, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our outsourced portal businesses and in our centralized hosting environment to support and enhance corporate-wide information technology security, including Web servers, purchased software, and office equipment.

On December 5, 2012, we paid a $0.25 per share special cash dividend totaling approximately $16.3 million out of available cash. On January 3, 2012, we paid a $0.25 per share special cash dividend totaling approximately $16.2 million out of available cash. We do not believe that these dividends will have a significant effect on our future liquidity. Our future liquidity may be adversely affected to the extent we incur obligations to advance or pay significant legal fees and other expenses that are not covered by our directors’ and officers’ liability insurance in connection with the civil action by the SEC against our Chief Financial Officer. Our directors’ and officers’ liability insurance carrier has agreed to reimburse us for certain reasonable costs of defense advanced by us to our Chief Financial Officer in the SEC civil action, as further discussed above and in Part I, Item 1A and Note 7 in the Notes to Consolidated Financial Statements included in this Form 10-K. We may need to raise additional capital within the next 12 months to further:

●	fund operations if unforeseen costs arise;

●	support our expansion into other states and government agencies beyond what is contemplated if unforeseen opportunities arise;

●	expand our product and service offerings beyond what is contemplated if unforeseen opportunities arise;

●	respond to unforeseen competitive pressures; and

●	acquire technologies beyond what is contemplated.

Any projections of future earnings and cash flows are subject to substantial uncertainty. If our cash generated from operations and the unused portion of our line of credit are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or issue debt securities. The sale of additional equity securities could result in dilution to our stockholders. In recent years, credit and capital markets have experienced unusual volatility and disruption. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements or significant exposures to liabilities that are not recorded or disclosed in our financial statements. The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2012 (in thousands):

		Less than 1			More than
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$13,992	$3,867	$6,005	$2,731	$1,389
Income tax uncertainties	689	-	689	-	-
Long-term debt obligations	-	-	-	-	-
Capital lease obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total contractual cash obligations	$14,681	$3,867	$6,694	$2,731	$1,389

While we have significant operating lease commitments for office space, except for our headquarters those commitments are generally tied to the period of performance under related portal contracts.

We have income tax uncertainties of approximately $0.7 million at December 31, 2012. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years as reflected in the table above. However, the ultimate timing of resolution is uncertain.  See Notes 2 and 9 in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion on income taxes.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NIC Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of NIC Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
February 28, 2013

NIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$62,358,266	$61,639,064
Cash restricted for payment of dividend	-	16,230,966
Trade accounts receivable, net	55,261,023	49,305,881
Deferred income taxes, net	886,969	915,728
Prepaid expenses & other current assets	9,340,344	5,994,024
Total current assets	127,846,602	134,085,663
Property and equipment, net	16,024,724	8,852,830
Intangible assets, net	1,015,846	1,088,115
Deferred income taxes, net	-	83,309
Other assets	252,765	243,773
Total assets	$145,139,937	$144,353,690

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,663,847	$45,038,059
Accrued expenses	18,948,077	16,293,290
Dividend payable	-	16,230,966
Other current liabilities	207,577	309,441
Total current liabilities	62,819,501	77,871,756

Deferred income taxes, net	2,050,230	-
Other long-term liabilities	1,345,836	1,405,172
Total liabilities	66,215,567	79,276,928

Commitments and contingencies (Notes 2, 3, 6, 7 and 9)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000,000 shares authorized,
64,628,105 and 64,178,101 shares issued and outstanding	6,463	6,418
Additional paid-in capital	84,308,249	96,799,434
Accumulated deficit	(5,390,342)	(31,729,090)
Total stockholders' equity	78,924,370	65,076,762
Total liabilities and stockholders' equity	$145,139,937	$144,353,690

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
Revenues:
Portal revenues	$199,385,012	$170,276,434	$155,175,664
Software & services revenues	11,757,514	10,622,737	6,358,195
Total revenues	211,142,526	180,899,171	161,533,859
Operating expenses:
Cost of portal revenues, exclusive of depreciation &
amortization	124,539,055	104,729,936	95,552,116
Cost of software & services revenues, exclusive of
depreciation & amortization	4,041,223	4,030,917	3,980,365
Selling & administrative	32,851,946	28,731,758	27,926,440
Amortization of acquisition-related intangible assets	213,592	323,076	323,076
Depreciation & amortization	6,304,940	4,575,412	4,353,748
Total operating expenses	167,950,756	142,391,099	132,135,745
Operating income	43,191,770	38,508,072	29,398,114
Other expense, net	(16,211)	(34,820)	(9,557)
Income before income taxes	43,175,559	38,473,252	29,388,557
Income tax provision	16,836,811	15,530,770	11,025,510
Net income	$26,338,748	$22,942,482	$18,363,047

Basic net income per share (Note 2)	$0.40	$0.35	$0.28
Diluted net income per share (Note 2)	$0.40	$0.35	$0.28

Weighted average shares outstanding:
Basic	64,500,244	64,017,813	63,511,383
Diluted	64,564,664	64,156,669	63,609,080

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2010	63,239,473	$6,324	$139,587,039	$(73,034,619)	$66,558,744
Net income	-	-	-	18,363,047	18,363,047
Dividends declared	-	-	(35,501,457)	-	(35,501,457)
Dividend equivalents on performance-based restricted
stock awards	-	-	(346,751)	-	(346,751)
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(127,445)	(13)	(966,244)	-	(966,257)
Stock option exercises and restricted stock vestings	438,949	44	72,725	-	72,769
Stock-based compensation	-	-	4,029,022	-	4,029,022
Tax deductions relating to stock-based compensation	-	-	381,315	-	381,315
Issuance of common stock under employee stock purchase plan	154,874	16	679,261	-	679,277
Balance, December 31, 2010	63,705,851	6,371	107,934,910	(54,671,572)	53,269,709
Net income	-	-	-	22,942,482	22,942,482
Dividends declared	-	-	(16,230,966)	-	(16,230,966)
Dividend equivalents on performance-based restricted
stock awards	-	-	(109,610)	-	(109,610)
Restricted stock vestings	532,870	53	119,904	-	119,957
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(164,213)	(16)	(1,921,564)	-	(1,921,580)
Stock-based compensation	-	-	4,509,727	-	4,509,727
Tax deductions relating to stock-based compensation	-	-	1,509,039	-	1,509,039
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	336,404	-	336,404
Issuance of common stock under employee stock purchase plan	103,593	10	651,590	-	651,600
Balance, December 31, 2011	64,178,101	6,418	96,799,434	(31,729,090)	65,076,762
Net income	-	-	-	26,338,748	26,338,748
Dividends declared	-	-	(16,337,681)	-	(16,337,681)
Dividend equivalents on performance-based restricted
stock awards	-	-	(97,070)	-	(97,070)
Restricted stock vestings	539,936	54	203,605	-	203,659
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(167,977)	(17)	(2,113,139)	-	(2,113,156)
Stock-based compensation	-	-	3,802,572	-	3,802,572
Tax deductions relating to stock-based compensation	-	-	1,351,115	-	1,351,115
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(106,589)	-	(106,589)
Issuance of common stock under employee stock purchase plan	78,045	8	806,002	-	806,010
Balance, December 31, 2012	64,628,105	$6,463	$84,308,249	$(5,390,342)	$78,924,370

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$26,338,748	$22,942,482	$18,363,047
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	213,592	323,076	323,076
Depreciation & amortization	6,304,940	4,575,412	4,353,748
Stock-based compensation expense	3,802,572	4,509,727	4,029,022
Deferred income taxes	734,208	788,258	(187,132)
Loss on disposal of property and equipment	16,219	37,857	12,690
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(5,955,142)	(7,246,782)	(3,095,308)
(Increase) decrease in prepaid expenses & other current assets	(1,918,230)	1,308,384	(1,664,493)
(Increase) in other assets	(8,992)	(358)	(1,122)
Increase (decrease) in accounts payable	(1,374,212)	3,439,367	(1,273,509)
Increase (decrease) in accrued expenses	397,072	(92,038)	357,945
Increase (decrease) in other current liabilities	101,795	(265,026)	29,742
Increase (decrease) in other long-term liabilities	(262,995)	282,254	742,975
Net cash provided by operating activities	28,389,575	30,602,613	21,990,681

Cash flows from investing activities:
Purchases of property and equipment	(12,776,316)	(6,136,666)	(4,102,176)
Proceeds from sale of property and equipment	-	7,711	3,813
Capitalized internal use software development costs	(713,501)	(450,770)	(469,602)
Net cash used in investing activities	(13,489,817)	(6,579,725)	(4,567,965)

Cash flows from financing activities:
Cash dividends on common stock	(16,337,681)	-	(35,501,457)
Cash restricted for payment of dividend	-	(16,230,966)	-
Proceeds from employee common stock purchases	806,010	651,600	679,277
Proceeds from exercise of employee stock options	-	-	72,769
Tax deductions related to stock-based compensation	1,351,115	1,509,039	381,315
Net cash used in financing activities	(14,180,556)	(14,070,327)	(34,368,096)

Net increase (decrease) in cash and cash equivalents	719,202	9,952,561	(16,945,380)
Cash and cash equivalents, beginning of period	61,639,064	51,686,503	68,631,883
Cash and cash equivalents, end of period	$62,358,266	$61,639,064	$51,686,503

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$144,559	$-	$-
Cash payments:
Income taxes paid	$14,107,555	$11,726,661	$12,189,184
Cash dividends on common stock previously restricted for payment of dividend	$16,230,966	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

NIC Inc. (the "Company" or "NIC") is a leading provider of eGovernment services that helps governments use the Internet to reduce internal costs, increase efficiencies and provide a higher level of service to businesses and citizens. The Company accomplishes this currently through two channels: its primary outsourced portal businesses and its software & services businesses.

In its primary outsourced portal businesses, the Company generally designs, builds, and operates Internet-based portals on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete secure government-based transactions through multiple online channels, including mobile devices. These portals consist of websites and applications the Company has built that allow businesses and citizens to access government information online and complete transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. Operating under multiple-year contracts (see Note 3), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. NIC’s self-funded business model allows the Company to generate revenues by sharing in the fees the Company collects from eGovernment transactions. The Company’s government partners benefit through reducing their financial and technology risks, increasing their operational efficiencies, and gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient, and more cost-effective means to interact with governments. The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the outsourced government portals.

The Company’s software & services businesses primarily include its subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies (see Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating enterprise-wide outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, amortization of acquisition-related intangible assets, and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), subcontractor labor costs, telecommunications, fees required to process credit/debit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative costs also consist of stock-based compensation and corporate-level expenses for market development and public relations. In addition, selling & administrative costs include legal fees and other third-party costs, net of directors’ and officers’ liability insurance and other reimbursements received, incurred in connection with the previously disclosed SEC matter and derivative action (see Note 7).

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

Cash restricted for payment of dividend

Restricted cash represents cash which is restricted for use by NIC. On October 24, 2011, the Company’s Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of December 19, 2011. The dividend, totaling approximately $16.2 million, was paid on January 3, 2012. Cash used to pay the special dividend was classified as restricted at December 31, 2011.

Trade accounts receivable

The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The Company calculates this allowance based on its history of write-offs, the level of past-due accounts, and its relationship with, and the economic status of, its customers. Trade accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts at December 31, 2012 and 2011 was $0.6 million and $0.5 million, respectively.

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

Software development costs and intangible assets

The Company expenses as incurred all employee costs to start up, operate, and maintain government portals on an outsourced basis as costs of performance under the contracts because, after the completion of a defined contract term, the government entity with which the Company contracts typically receives a perpetual, royalty-free license to the applications the Company developed, excluding applications provided on a SaaS basis. Such costs are included in cost of portal revenues in the consolidated statements of income.

The Company accounts for the costs of developing internal use computer software in accordance with authoritative accounting guidance for internal use computer software, whereby certain costs of developing internal use computer software are capitalized and amortized over their estimated useful life. For internal use computer software, the estimated economic life is typically 36 months from the date the software is placed in production. At December 31, 2012 and 2011, such costs are included in intangible assets in the consolidated balance sheets. At December 31, 2011, intangible assets also include the rights to the Texas Master Work Order Agreement, which was acquired by the Company on May 29, 2009 through its indirect wholly-owned subsidiary, Texas NICUSA, LLC. Such rights were amortized to August 31, 2012 (see Note 4).

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

Amounts received prior to providing services are recorded as unearned revenue. At each balance sheet date, the Company makes a determination as to the portion of unearned revenue that will be earned within one year and records that amount in other current liabilities in the consolidated balance sheets. The remainder, if any, is recorded in other long-term liabilities. Unearned revenues at December 31, 2012 and 2011 were approximately $0.2 million and $0.3 million, respectively, and were recorded in other current liabilities in the consolidated balance sheets.

Software & services revenues

The Company’s software & services revenues primarily include revenues from subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. NIC Technologies currently derives a significant portion of its revenues from its contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using a self-funded, transaction-based business model. The PSP commenced operations in the second quarter of 2010. NIC Technologies recognizes revenue from its contract with the FMCSA (primarily transaction-based information access fees) when the services are provided. NIC Technologies also derives a portion of its revenues from fixed fee and time and materials application development and outsourced maintenance contracts with the Federal Election Commission (“FEC”) and the state of Michigan and recognizes revenues as the services are provided. Its contracts with the FEC and the state of Michigan contain general fiscal funding clauses.  The Company recognizes revenue under these contracts if the probability of cancellation is determined to be a remote contingency.

Stock-based compensation

The Company measures stock-based compensation cost for service-based restricted stock awards at the grant date based on the calculated fair value of the award, and recognizes an expense over the employee’s requisite service period (generally the vesting period of the grant). The Company measures stock-based compensation cost for performance-based restricted stock awards at the date of grant, based on the fair value of shares expected to be earned at the end of the performance period, and recognizes an expense over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures. See Note 10 for additional information.

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

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.7 million, 0.7 million, and 1.1 million, at December 31, 2012, 2011, and 2010, respectively. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	December 31,
	2012	2011	2010
Numerator:
Net income	$26,338,748	$22,942,482	$18,363,047
Less: Income allocated to participating securities	(299,518)	(294,022)	(556,304)
Net income available to common stockholders	$26,039,230	$22,648,460	$17,806,743
Denominator:
Weighted average shares - basic	64,500,244	64,017,813	63,511,383
Performance-based restricted stock awards	64,420	138,856	97,697
Weighted average shares - diluted	64,564,664	64,156,669	63,609,080

Basic net income per share:
Net income	$0.40	$0.35	$0.28

Diluted net income per share:
Net income	$0.40	$0.35	$0.28

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. In November 2010, the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule to implement Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which provided temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts at all FDIC-insured depository institutions effective December 31, 2010 through December 31, 2012. At December 31, 2012, the Company’s cash was held entirely in domestic non-interest bearing transaction accounts, which limits its exposure to credit loss. Effective January 1, 2013, the FDIC provides deposit insurance coverage up to $250,000 for non-interest bearing transaction accounts at all FDIC-insured depository institutions. At January 1, 2013, the amount of cash covered by FDIC deposit insurance was $9.8 million, and $52.6 million in cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Segment reporting

The Company reports segment information in accordance with authoritative accounting guidance for segment disclosures based upon the "management" approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. Authoritative guidance for segment disclosures also requires disclosures about products and services and major customers. See Note 11.

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

The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals, and generally owns all of the intellectual property in connection with the applications developed under these contracts. After completion of the initial contract term, the government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing and payment processing software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to an increasing number of government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license. If the Company's contract were not to be renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for services provided by the Company on a SaaS basis, which would be available to the partners on a fee-for-service basis.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. In addition, 15 contracts under which the Company provides outsourced state portal services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 58% of the Company’s total consolidated revenues for the year ended December 31, 2012. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Montana, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contract with the Commonwealth of Virginia.

At December 31, 2012, the Company was bound by performance bond commitments totaling approximately $5.3 million on certain outsourced portal contracts. Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. The Company has never had any defaults resulting in draws on performance bonds. See also Note 6.

The following is a summary of the portals through which the Company provides outsourced portal services to state governments as of December 31, 2012:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	9/25/2014 (9/25/2017)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	6/30/2013 (6/30/2014)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2013
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2013
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2013
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	4/20/2013
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/19/2013 (8/19/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2015 (2/28/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	3/31/2013
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2013 (12/31/2014)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2013 (6/30/2015)
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2016 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2014 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	3/31/2013
Virginia Interactive, LLC	www.Virginia.gov (Virginia)	1997	Expired – in transition period ending 8/31/2013
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2016
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2014 (12/31/2017)

During the first quarter of 2012, the Company was awarded a new three-year contract by the state of Alabama to continue to manage the state’s official government portal, which includes options for the government to extend the contract for two additional one-year renewal terms. In addition, the Company received a one-year contract extension from the state of Kentucky, and the Company’s contact with the state of Iowa was extended for six months.

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

During the fourth quarter of 2012, the Company was awarded a five-year contract by the Commonwealth of Pennsylvania to manage its government portal, which includes an option for the government to extend the contract up to an additional five years. In addition, the Company received a one-year contract extension from the state of Oklahoma.

During the first quarter of 2013, the Company received a one-year contract extension from the state of Kansas and the Company’s contract with the state of Vermont was extended an additional three months. In addition, the Company received a two-year contract extension from the state of Nebraska.

Outsourced Federal Contracts

The Company currently has contracts with two federal agencies to provide outsourced services through its NIC Technologies subsidiary. NIC Technologies has entered into a contract with the FMCSA to develop and manage the FMCSA’s PSP for motor carriers nationwide, using the self-funded, transaction-based business model. During the first quarter of 2013, the FMCSA exercised the third of four one-year renewal options for the PSP contract, extending its term through February 16, 2014. NIC Technologies also designs and develops online federal campaign expenditure and ethics compliance systems for federal agencies through its contract with the FEC. During the first quarter of 2013, the FEC awarded the Company a two-month contract extension. The contract with the FEC expires on April 30, 2013, and includes an option for the government to extend the contract for an additional three months.

Any renewal of these contracts beyond the initial term is at the option of the government agency, and the agency may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. The contract with the FMCSA can be terminated by the other party without cause on a specified period of notice. The loss of the contract with the FMCSA, as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce the Company’s revenues and profitability. In addition, the Company has limited control over the level of fees it is permitted to retain under the contract with the FMCSA. Any changes made to the amount or percentage of fees retained by the Company, or to the amounts charged for the services offered, could materially affect the profitability of this contract to the Company.

Expiring Contracts

As of December 31, 2012, there were 14 contracts under which the Company provides outsourced portal services or software development and services that have expiration dates within the 12-month period following December 31, 2012. Collectively, revenues generated from these contracts represented 22% of the Company’s total consolidated revenues for the year ended December 31, 2012. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a SaaS basis, which would be available to the government agency on a fee-for-service basis. The contract under which the Company's subsidiary, Virginia Interactive, LLC ("VI"), provided outsourced portal services to agencies of the Commonwealth of Virginia, expired on August 31, 2012. As more fully disclosed in a Form 8-K filed by the Company with the SEC on April 18, 2012, VI chose not to agree to terms mandated by the Commonwealth of Virginia for a new contract. Beginning September 1, 2012, VI began providing transition services as required by the contract, and may do so for up to one year following the contract expiration to the extent requested by agencies of the Commonwealth of Virginia. The Company has evaluated the costs which may be incurred in transitioning out of VI’s contract with the Commonwealth of Virginia, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the year ended December 31, 2012, revenues from the Virginia portal contract accounted for approximately 3% of the Company's total consolidated revenues.

4. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at December 31:

	December 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Rights to the Master
Work Order (Texas)	$1,050,000	$(1,050,000)	$-	$1,050,000	$(836,408)	$213,592
Internal use capitalized
software	3,698,387	(2,682,541)	1,015,846	2,984,888	(2,110,365)	874,523
Intangible assets, net	$4,748,387	$(3,732,541)	$1,015,846	$4,034,888	$(2,946,773)	$1,088,115

Amortization expense totaling approximately $0.2 million, $0.3 million, and $0.3 million for the years ended December 31, 2012, 2011, and 2010, respectively, related to the Rights to the Master Work Order (Texas) is included in amortization of acquisition-related intangible assets in the consolidated statements of income. Amortization expense totaling approximately $0.6 million for each of the years ended December 31, 2012, 2011, and 2010 is included in depreciation & amortization in the consolidated statements of income. The total estimated intangible asset amortization expense in future years related to assets that have been released into production is as follows:

Fiscal Year
2013	$435,721
2014	291,905
2015	111,071
$838,697

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31:

	2012	2011
Furniture and fixtures	$3,916,476	$3,381,076
Equipment	23,745,101	14,869,677
Purchased software	8,706,287	7,142,797
Leasehold improvements	1,096,717	1,042,567
	37,464,581	26,436,117
Less accumulated depreciation	(21,439,857)	(17,583,287)
Property and equipment, net	$16,024,724	$8,852,830

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $5.7 million, $4.0 million, and $3.8 million, respectively.

6. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

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

The Company was in compliance with each of the covenants listed above at December 31, 2012. The Company issues letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of its outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.7 million at December 31, 2012. The Company is not currently required to cash collateralize these letters of credit. The Company had $3.3 million in available capacity to issue additional letters of credit and $8.3 million of unused borrowing capacity at December 31, 2012 under the facility. Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

The Company has a $1.0 million line of credit with a bank in conjunction with a corporate credit card agreement.

At December 31, 2012, the Company was bound by performance bond commitments totaling approximately $5.3 million on certain outsourced government portal contracts. The Company has never had any defaults resulting in draws on performance bonds. Had the Company been required to post 100% cash collateral at December 31, 2012 for the face value of all performance bonds, letters of credit and its line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.0 million and would have been classified as restricted cash.

7. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company and its subsidiaries lease office space and certain equipment under noncancellable operating leases. Future minimum lease payments under all noncancellable operating leases at December 31, 2012 are as follows:

Fiscal Year
2013	$3,866,845
2014	3,211,742
2015	2,793,036
2016	1,650,943
2017	1,080,583
Thereafter	1,389,073

Rent expense for operating leases for the years ended December 31, 2012, 2011, and 2010 was approximately $3.8 million, $3.4 million, and $3.1 million, respectively.

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

Stephen M. Kovzan, NIC's Chief Financial Officer, informed the Company that he was unable to reach a settlement with the SEC on terms that he felt were acceptable. The SEC filed a civil complaint against him in the U.S. District Court for the District of Kansas alleging violations of certain provisions of the federal securities laws detailed in that complaint relating to the reporting and disclosure of expenses by Mr. Fraser. Mr. Kovzan is represented by personal counsel and he has informed NIC that, based on advice of his counsel, he intends to defend himself against those charges because he believes they are without merit. These matters are more fully discussed in Note 8 in the Notes to the Consolidated Financial Statements in the 2010 Form 10-K filed by the Company on March 16, 2011.

Selling & administrative expenses for the year ended December 31, 2012 include approximately $4.5 million of legal fees and other third-party costs related to the previously disclosed SEC matter. These expenses were reduced by approximately $4.0 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier, resulting in a net increase in expense of approximately $0.5 million for the year. Of the $4.0 million insurance reimbursement, approximately $1.0 million was approved for payment during the fourth quarter of 2012 and was subsequently collected during the first quarter of 2013. Selling & administrative expenses for the year ended December 31, 2011 include approximately $4.2 million of legal fees and other third-party costs related to the previously disclosed SEC matter and derivative action. These expenses were reduced by approximately $4.5 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier and approximately $0.2 million of reimbursement from Mr. Fraser as part of the derivative action settlement, resulting in a net decrease in expense of approximately $0.5 million. Selling & administrative expenses for the year ended December 31, 2010 include approximately $5.1 million of legal fees, civil penalties, and other third-party costs related to the previously disclosed SEC matter and derivative action (including $0.5 million of expense recorded in the third quarter of 2010 in anticipation of a civil penalty in connection with the Company’s settlement with the SEC in early 2011). These expenses were reduced by approximately $2.7 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier, resulting in net increase in expense of approximately $2.4 million. The Company promptly submits any invoices potentially reimbursable under its directors’ and officers’ liability insurance policies to its carrier for reimbursement. For expenses that are subject to reimbursement, the Company does not generally receive reimbursement for 90 to 120 days. To the extent that the carrier agrees to reimburse the Company for expenses previously recorded in selling & administrative expenses, the Company treats any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.

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

Derivative Action

As previously disclosed, the parties to the derivative lawsuit (Gene Sidore, derivatively on behalf of NIC Inc. vs. William F. Bradley, Jr., John L. Bunce, Jr., Art N. Burtscher, Daniel J. Evans, Jeffery S. Fraser, Ross C. Hartley, Harry H. Herington, Alexander C. Kemper, Stephen M. Kovzan, William M. Lyons, Pete Wilson, and NIC Inc. (as nominal defendant), case No. 2:10-cv-02466 (U.S. District Court for the District of Kansas)) agreed to a settlement. On October 11, 2011, the court granted final approval of the settlement, which can no longer be appealed. Under the settlement, the Company agreed to (i) implement or maintain certain agreed governance procedures relating to, among other things, enhanced Audit Committee responsibilities, Director nomination procedures, Director stock ownership guidelines, executive compensation and expense review and oversight, and the process for certain public disclosures, and (ii) pay plaintiff $5,000 as a case contribution and award, and the plaintiff’s counsel $495,000 in attorney’s fees and costs. Both amounts were reimbursed by the Company’s directors’ and officers’ liability insurance carrier. The Company also agreed not to oppose any efforts by plaintiff and his counsel to recover for the benefit of the stockholders the sums paid to the SEC in connection with the enforcement action SEC v. NIC Inc., et al., No 2:11-cv-02016 (D. Kan.). In exchange, plaintiff and the Company generally released all individual defendants from any and all claims made against them, or that could have been made against them, in the derivative lawsuit. In conjunction with the settlement negotiations in the derivative lawsuit, the Company and the derivative plaintiff Mr. Sidore reached a comprehensive settlement with its former CEO and Chairman, Jeffery S. Fraser, for expenses paid by the Company to Mr. Fraser from 1999 through 2003. The parties, including derivative plaintiff Mr. Sidore, agreed to resolve the matter through payment from Mr. Fraser to the Company in the amount of $225,000, as well as a comprehensive mutual release of claims as between the Company and Mr. Fraser, including a release by Mr. Fraser of any further claims for indemnification, under the Company’s bylaws or otherwise, for future matters arising out of or related to the facts alleged in the derivative lawsuit or the SEC matter, which was settled by the Company and Mr. Herington as described above. In October 2011, the Company received the $225,000 reimbursement from Mr. Fraser and the Audit Committee review of expenses paid by the Company to Mr. Fraser was concluded.

NIC Technologies, LLC Complaint

As previously disclosed, the Company’s subsidiary, NIC Technologies, LLC was a defendant in a lawsuit filed in the U.S. District Court for the District of Maryland by Micro Focus (US), Inc. and Micro Focus (IP) Limited (collectively, “Micro Focus”), alleging: (i) breach of contract regarding the software license for software used to compile code running on two NIC Technologies’ internal servers to deliver FEC services; and (ii)  copyright infringement of the software covered by the licenses.  The complaint in the lawsuit sought damages of at least $3,487,500 and a declaratory judgment.  On July 29, 2011, the parties finalized a settlement of $195,000, which was paid by NIC Technologies, LLC to Micro Focus, in exchange for an appropriate release of all liability, no admissions of liability by either party, and dismissal with prejudice.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently a party to any material legal proceedings.

8. STOCKHOLDERS' EQUITY

On November 5, 2012, the Company’s Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of November 23, 2012. The dividend, totaling approximately $16.3 million, was paid on December 5, 2012 on 64,623,372 outstanding shares of common stock. A dividend equivalent of $0.25 per share was also paid simultaneously on 727,354 unvested shares of service-based restricted stock granted under the Company’s 2006 Amended and Restated Stock Option and Incentive Plan. The dividend was paid out of the Company’s available cash.

On October 24, 2011, the Company’s Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of December 19, 2011. The dividend, totaling approximately $16.2 million, was paid on January 3, 2012 on 64,173,368 outstanding shares of common stock. A dividend equivalent of $0.25 per share was also paid simultaneously on 750,497 unvested shares of service-based restricted stock granted under the Company’s 2006 Amended and Restated Stock Option and Incentive Plan. The dividend was paid out of the Company’s available cash.

On December 3, 2010, the Company’s Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of December 17, 2010. The dividend, totaling approximately $16.2 million, was paid on December 30, 2010 on 63,701,118 outstanding shares of common stock. A dividend equivalent of $0.25 per share was also paid simultaneously on 1,056,117 unvested shares of service-based restricted stock granted under the Company’s 2006 Amended and Restated Stock Option and Incentive Plan. The dividend was paid out of the Company’s available cash.

On February 1, 2010, the Company’s Board of Directors declared a special cash dividend of $0.30 per share, payable to stockholders of record as of February 16, 2010. The dividend, totaling approximately $19.3 million, was paid on February 26, 2010 on 63,276,943 outstanding shares of common stock. A dividend equivalent of $0.30 per share was also paid simultaneously on 1,099,352 unvested shares of service-based restricted stock granted under the Company’s 2006 Amended and Restated Stock Option and Incentive Plan. The dividend was paid out of the Company’s available cash.

In addition, holders of performance-based restricted stock granted under the Company’s 2006 Amended and Restated Stock Option and Incentive Plan accrued dividend equivalents, for each of the dividends declared noted above, that could be earned and become payable in the form of shares of common stock at the end of the respective performance period to the extent that the underlying shares of restricted stock were earned.

9. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current income taxes:
Federal	$14,891,245	$12,655,924	$9,429,658
State	1,211,358	2,086,588	1,782,984
Total	16,102,603	14,742,512	11,212,642
Deferred income taxes:
Federal	691,961	449,566	(436,528)
State	42,247	338,692	249,396
Total	734,208	788,258	(187,132)
Total income tax provision	$16,836,811	$15,530,770	$11,025,510

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows at December 31:

	2012	2011
Deferred tax assets:
Amortization of software intangibles	$1,493,102	$2,494,223
Stock-based compensation	1,270,998	1,410,975
State net operating loss carryforwards	401,591	483,794
Amortization of internal use software development costs	1,231,729	1,055,733
Accrued vacation	576,187	690,095
Deferred rent	274,857	310,633
Allowance for doubtful accounts	236,494	206,452
Other	194,556	152,366
	5,679,514	6,804,271
Less: Valuation allowance	(291,249)	(422,564)
Total	5,388,265	6,381,707
Deferred tax liabilities:
Depreciation & capitalized internal use software and development costs	(5,410,640)	(4,113,178)
Nonrecurring gain on acquisition of business	(1,140,886)	(1,186,207)
Other	-	(83,285)
Total	(6,551,526)	(5,382,670)
Net deferred tax asset (liability)	$(1,163,261)	$999,037

The Company has identified certain estimated state net operating loss (“NOL”) carryforwards that it might be unable to use. Based on a review of applicable state tax statutes, the Company concluded that there is substantial doubt it would be able to realize the full amount of certain estimated NOL carryforwards in states where the Company cannot file a consolidated income tax return or where future taxable income will not be sufficient to utilize the state NOL before it expires. As a result, the Company recorded a deferred tax asset valuation allowance totaling $0.3 million and $0.4 million at December 31, 2012 and 2011, respectively.

The Company’s net deferred tax liability at December 31, 2012 is primarily attributable to differences between book and tax depreciation on property and equipment purchased during 2012. The portion of the Company’s deferred tax liability related to the nonrecurring gain on acquisition of business for certain assets acquired through the Company’s wholly-owned subsidiary Texas NICUSA, LLC in 2009 was approximately $1.1 million and $1.2 million at December 31, 2012 and 2011, respectively.

See Note 10 for discussion of the accounting for income tax deductions relating to the vesting of restricted stock.

The following table reconciles the statutory federal income tax rate and the effective income tax rate indicated by the consolidated statements of income:

	Year Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	1.0	4.4	4.3
Uncertain tax positions	0.3	0.4	(0.3)
Federal and state tax credits	-	(1.7)	(3.1)
Nondeductible expenses	2.5	2.0	1.4
Other	0.2	0.3	0.2
Effective federal and state income tax rate	39.0%	40.4%	37.5%

The Company’s effective tax rate for 2012 was lower than the rate in 2011 due to several factors, including the effective settlement of an Internal Revenue Service (“IRS”) examination and the related decrease in the liability for uncertain tax positions, along with changes in state taxes primarily due to a change in apportionment methodology for certain states. The Company’s effective tax rate for 2011 and 2010 reflects the effect of a favorable benefit related to a federal tax credit totaling approximately $0.7 million and $0.9 million, respectively.

As further discussed in Note 7, the Company recorded $0.5 million of expense in 2010 in anticipation of paying a civil penalty in connection with the Company’s ultimate settlement with the SEC on January 12, 2011. The Company did not record a tax benefit on this amount because the penalty is not deductible from an income tax standpoint.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively extends the federal research and development credit under Internal Revenue Code Section 41, which previously expired at the end of 2011, through the end of 2013. In accordance with authoritative accounting guidance, the Company will recognize the impact of this legislation for 2012 in the period of enactment, the first quarter of 2013.

The following table provides a reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits (included in other long-term liabilities in the consolidated balance sheets) for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance at January 1	$586,606	$397,825	$498,845
Additions for tax positions of prior years	262,865	247,429	185,507
Reductions for tax positions of prior years	(347,492)	-	(153,844)
Additions for tax positions of current years	186,596	-	-
Settlements	-	(48,218)	-
Expiration of the statute of limitations	-	(10,430)	(132,683)
Balance at December 31	$688,575	$586,606	$397,825

It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease. However, the Company does not expect such increases or decreases to be material to its financial condition or results of operations.

The Company, along with its wholly owned subsidiaries, files a consolidated U.S. federal income tax return and separate income tax returns in many states throughout the U.S. The Company remains subject to U.S. federal examination for the tax years ended on or after December 31, 2009. Additionally, any net operating losses that were generated in prior years and utilized through 2009 may also be subject to examination by the IRS. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. While the tax year ended December 31, 2009 remains open under statute, the Company effectively settled its IRS examination for the tax year ended December 31, 2009.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense in the consolidated statements of income. At December 31, 2012, 2011 and 2010, accrued interest and penalty amounts were not material.

10. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

The Company accounts for equity instruments exchanged for employee services pursuant to authoritative accounting guidance for share-based payments, whereby stock-based compensation cost for service-based restricted stock awards is measured at the grant date based on the calculated fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the grant). Stock-based compensation cost for performance-based restricted stock awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, and is recognized as expense over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income:

	Year Ended December 31,
	2012	2011	2010
Cost of portal revenues, exclusive of
depreciation & amortization	$997,340	$907,684	$1,066,714
Cost of software & services revenues,
exclusive of depreciation & amortization	61,845	63,099	57,636
Selling & administrative	2,743,387	3,538,944	2,904,672
Stock-based compensation expense
before income taxes	3,802,572	4,509,727	4,029,022
Income tax benefit	(1,482,857)	(1,820,473)	(1,511,541)
Net stock-based compensation expense	$2,319,715	$2,689,254	$2,517,481

Stock option and restricted stock plans

The Company has a formal stock-option and incentive plan (the “NIC plan”) to provide for the granting of incentive stock options, non-qualified stock options, or restricted stock awards to encourage certain employees of the Company and its subsidiaries, and directors of the Company to participate in the ownership of the Company and to provide additional incentive for such employees and directors to promote the success of its business through sharing the future growth of such business.

At December 31, 2012, a total of 4,078,668 shares were available for future grants under the NIC plan. There have been no option repricings under the NIC plan, and all then-outstanding stock options were exercised or expired in 2010. The Company did not grant any stock options in 2012, 2011, or 2010, and does not currently anticipate granting stock options in the future. Instead, the Company currently expects to grant only restricted stock awards.

Restricted stock

Grants of service-based restricted stock generally vest beginning one year from the date of grant in cumulative annual installments of 25%. During 2012, the Board of Directors of the Company granted certain management-level employees, executive officers, and non-employee directors service-based restricted stock awards totaling 364,947 shares with a grant-date fair value totaling approximately $4.2 million.

During 2012, the Board of Directors of the Company also granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 134,982 shares, with a grant date fair value of $12.36 per share, totaling approximately $1.7 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2014. The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

●	Operating income growth (three-year compound annual growth rate);
●	Total consolidated revenue growth (three-year compound annual growth rate); and
●	Cash flow return on invested capital (three-year average).

At the end of the three-year period, the executive officers are eligible to receive up to a specified number of shares based upon the Company’s performance relative to these performance criteria over the performance period. In addition, the executive officers will accrue dividend equivalents for any cash dividend declared during the performance period, payable in the form of shares of Company common stock, based upon the maximum number of shares to be earned by the executive officers for each performance-based restricted stock award. Such hypothetical cash dividend payment shall be divided by the fair value of the Company’s common stock on the dividend payment date to determine the maximum number of notional shares to be awarded. At the end of the three-year performance period and on the date some or all of the shares are paid under the agreement, a pro rata number of notional dividend shares will be converted into an equivalent number of dividend shares paid and granted to the executive officers based upon the actual number of underlying shares earned during the performance period.

At December 31, 2012, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 1, 2010 ended. Based on the Company’s actual financial results from 2010 through 2012, 78,747 of the shares subject to the awards and 8,013 dividend shares were earned and vested on February 1, 2013.

At December 31, 2011, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 3, 2009 ended. Based on the Company’s actual financial results from 2009 through 2011, 172,751 of the shares subject to the awards and 25,008 dividend shares were earned and vested on February 3, 2012.

At December 31, 2010, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on March 4, 2008 ended. Based on the Company’s actual financial results from 2008 through 2010, 128,574 of the shares subject to the awards and 16,174 dividend shares were earned and vested on March 4, 2011.

A summary of restricted stock activity for the year ended December 31, 2012 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,188,193	$8.04
Granted	499,929	11.83
Vested	(539,936)	6.66
Canceled	(34,318)	8.08
Outstanding at December 31, 2012	1,113,868	10.41

The fair value of restricted stock vested during the years ended December 31, 2012, 2011, and 2010 was approximately $3.6 million, $3.6 million, and $2.8 million, respectively. The weighted average grant date fair value per share of restricted stock granted during December 31, 2012, 2011, and 2010 was $11.83, $10.61, and $7.86, respectively. At December 31, 2012, the Company had approximately $6.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards. The Company expects to recognize this cost over the next 2.4 years from December 31, 2012.

Income taxes

The Company is permitted to recognize a credit to additional paid-in capital for federal income tax deductions, or windfall tax benefits, resulting from the exercise of non-qualified stock options or vesting of restricted stock if such windfall tax benefits reduce income taxes payable. Following the with-and-without approach for utilization of tax attributes, which results in windfall tax benefits being utilized after utilization of available tax NOL carryforwards to offset current year taxable income, the Company increased additional paid-in capital for windfall tax benefits totaling approximately $1.4 million, $1.5 million, and $0.4 million, respectively, during the years ended December 31, 2012, 2011, and 2010.

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

Employee Stock Purchase Plan

In 1999, the Company's Board of Directors approved an employee stock purchase plan (“ESPP”) intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan permit eligible employees to purchase NIC common stock through payroll deductions up to the lesser of 15% of each employee's compensation or $25,000. Amounts deducted and accumulated by the participant are used to purchase shares of NIC's common stock at 85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined in the plan.

In the offering period commencing on April 1, 2011 and ending on March 31, 2012, 78,045 shares were purchased at a price of $10.33 per share, resulting in total cash proceeds to the Company of approximately $806,000. In the offering period commencing on April 1, 2010 and ending on March 31, 2011, 103,593 shares were purchased at a price of $6.29 per share, resulting in total cash proceeds to the Company of approximately $652,000. In the offering period commencing on April 1, 2009 and ending on March 31, 2010, 154,874 shares were purchased at a price of $4.39 per share, resulting in total cash proceeds to the Company of approximately $679,000. The next offering period under this plan commenced on April 1, 2012. The closing fair market value of NIC common stock on the first day of the current offering period was $12.15 per share.

The fair values of the offerings were estimated on the dates of grant using the Black-Scholes model using the assumptions in the following table.

	March 31, 2013 Offering	March 31, 2012 Offering	March 31, 2011 Offering
Risk-free interest rate	0.19%	0.27%	0.42%
Expected dividend yield	4.34%	5.29%	5.44%
Expected life	1.0 year	1.0 year	1.0 year
Expected stock price volatility	37.30%	31.26%	40.36%
Weighted average fair value of ESPP rights	$3.27	$3.00	$2.03

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

Defined Contribution 401(k) Profit Sharing Plan

The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment. A discretionary match by the Company of an employee’s contribution of up to 5% of base salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $1.7 million, $1.5 million, and $1.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

11. REPORTABLE SEGMENTS AND RELATED INFORMATION

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

The table below reflects summarized financial information for the Company's reportable and operating segments for the years ended December 31:

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2012
Revenues	$199,385,012	$11,757,514	$-	$211,142,526
Costs & expenses	132,529,640	4,397,608	24,504,976	161,432,224
Amortization of acquisition-related
intangible assets	213,592	-	-	213,592
Depreciation & amortization	6,011,522	60,557	232,861	6,304,940
Operating income (loss)	$60,630,258	$7,299,349	$(24,737,837)	$43,191,770
2011
Revenues	$170,276,434	$10,622,737	$-	$180,899,171
Costs & expenses	110,994,019	4,362,317	22,136,275	137,492,611
Amortization of acquisition-related
intangible assets	323,076	-	-	323,076
Depreciation & amortization	4,248,874	58,108	268,430	4,575,412
Operating income (loss)	$54,710,465	$6,202,312	$(22,404,705)	$38,508,072
2010
Revenues	$155,175,664	$6,358,195	$-	$161,533,859
Costs & expenses	101,557,474	4,225,426	21,676,021	127,458,921
Amortization of acquisition-related
intangible assets	323,076	-	-	323,076
Depreciation & amortization	3,951,458	80,743	321,547	4,353,748
Operating income (loss)	$49,343,656	$2,052,026	$(21,997,568)	$29,398,114

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the years ended December 31:

	2012	2011	2010
Total segment operating income	$67,929,607	$60,912,777	$51,395,682
Other reconciling items	(24,737,837)	(22,404,705)	(21,997,568)
Other expense, net	(16,211)	(34,820)	(9,557)
Consolidated income before income taxes	$43,175,559	$38,473,252	$29,388,557

The highest volume, most commercially valuable service the Company offers is access to motor vehicle driver history records through the Company’s outsourced government portals, referred to as DMV records. This service accounted for approximately 34%, 36%, and 39% of the Company’s total consolidated revenues in 2012, 2011, and 2010, respectively. In addition, the Company offers a service in several states for online motor vehicle registration and licensing. This service accounted for approximately 10% of the Company’s total consolidated revenues in 2012. No other services accounted for 10% or more of the Company’s total consolidated revenues for the years ended December 31, 2012, 2011, or 2010.

A primary source of revenue is derived from data resellers, who use the Company's government portals to access DMV records for sale to the auto insurance industry. For the years ended December 31, 2012, 2011, and 2010, one of these data resellers accounted for approximately 26%, 28%, and 27% of the Company’s total consolidated revenues, respectively. At December 31, 2012 and 2011, this one data reseller accounted for approximately 21% and 22%, respectively, of the Company’s accounts receivable.

For the years ended December 31, 2012, 2011, and 2010, the Company’s Texas portal accounted for approximately 21%, 21%, and 22% of the Company’s total consolidated revenues, respectively. No other state portal contract accounted for more than 10% of the Company’s total consolidated revenues for the years ended December 31, 2012, 2011, or 2010.

12. UNAUDITED QUARTERLY OPERATING RESULTS

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

2012
	Three Months Ended				Year Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
Revenues:
Portal revenues	$45,711,804	$49,042,468	$50,197,700	$54,433,040	$199,385,012
Software & services revenues	3,031,317	2,939,332	3,008,474	2,778,391	11,757,514
Total revenues	48,743,121	51,981,800	53,206,174	57,211,431	211,142,526
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization	28,750,896	30,549,948	31,794,232	33,443,979	124,539,055
Cost of software & services revenues,
exclusive of depreciation &
amortization	957,423	1,008,078	1,079,460	996,262	4,041,223
Selling & administrative	7,935,303	8,382,643	8,218,715	8,315,285	32,851,946
Amortization of acquisition-related
intangible assets	80,769	80,769	52,054	-	213,592
Depreciation & amortization	1,310,568	1,319,701	1,605,553	2,069,118	6,304,940
Total operating expenses	39,034,959	41,341,139	42,750,014	44,824,644	167,950,756
Operating income	9,708,162	10,640,661	10,456,160	12,386,787	43,191,770
Other expense, net	(890)	-	-	(15,321)	(16,211)
Income before income taxes	9,707,272	10,640,661	10,456,160	12,371,466	43,175,559
Income tax provision	4,079,721	4,546,917	4,461,320	3,748,853	16,836,811
Net income	$5,627,551	$6,093,744	$5,994,840	$8,622,613	$26,338,748

Basic net income per share	$0.09	$0.09	$0.09	$0.13	$0.40
Diluted net income per share	$0.09	$0.09	$0.09	$0.13	$0.40

Weighted average shares outstanding:
Basic	64,296,996	64,488,837	64,585,659	64,627,150	64,500,244
Diluted	64,296,996	64,488,837	64,603,817	64,696,246	64,564,664

2011
	Three Months Ended				Year Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
Revenues:
Portal revenues	$40,355,066	$43,783,252	$43,850,010	$42,288,106	$170,276,434
Software & services revenues	2,378,412	2,640,677	2,838,915	2,764,733	10,622,737
Total revenues	42,733,478	46,423,929	46,688,925	45,052,839	180,899,171
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization	25,420,650	26,362,294	27,122,489	25,824,503	104,729,936
Cost of software & services revenues,
exclusive of depreciation &
amortization	996,969	1,008,960	1,062,767	962,221	4,030,917
Selling & administrative	6,685,990	8,419,671	6,275,587	7,350,510	28,731,758
Amortization of acquisition-related
intangible assets	80,769	80,769	80,769	80,769	323,076
Depreciation & amortization	1,084,423	1,109,318	1,167,347	1,214,324	4,575,412
Total operating expenses	34,268,801	36,981,012	35,708,959	35,432,327	142,391,099
Operating income	8,464,677	9,442,917	10,979,966	9,620,512	38,508,072
Other income (expense), net	3,123	615	(9,727)	(28,831)	(34,820)
Income before income taxes	8,467,800	9,443,532	10,970,239	9,591,681	38,473,252
Income tax provision	3,412,805	3,910,303	4,139,018	4,068,644	15,530,770
Net income	$5,054,995	$5,533,229	$6,831,221	$5,523,037	$22,942,482

Basic net income per share	$0.08	$0.09	$0.11	$0.08	$0.35
Diluted net income per share	$0.08	$0.09	$0.11	$0.08	$0.35

Weighted average shares outstanding:
Basic	63,771,121	63,997,854	64,120,253	64,176,446	64,017,813
Diluted	63,831,274	64,060,660	64,199,973	64,324,735	64,156,669

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Creation of Internal Audit Function – As previously disclosed, in June 2012, the Company created an Internal Audit department who reports directly to the Audit Committee of the Board of Directors. The Internal Audit function was created in response to our continued growth. The Vice President of Internal Audit is responsible, along with Company management, for the ongoing evaluation of the adequacy and effectiveness of the Company’s governance and risk management processes and internal control structure, as well as identifying potential improvements to the Company’s operations.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting – As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Management Annual Incentive Plan

On February 25, 2013, the Compensation Committee of the Board of Directors of the Company adopted, and the Board ratified, a new Management Annual Incentive Plan for Senior Executives ("MAIPSE"), which is intended to operate as a "plan-within-a-plan" under the NIC Inc. Executive Incentive Plan. Cash bonuses granted under the new MAIPSE are intended to qualify as “qualified performance-based compensation” under Section 162(m) of the Code.

The new MAIPSE replaces the prior version of the plan, which was approved by the Board of Directors on February 5, 2013. Like the prior version of the plan, the new MAIPSE gives the Compensation Committee discretion to establish bonuses for our executive officers based on an assessment of the individual's achievements and overall contributions to the Company, while intending to preserve the Company's ability to deduct the bonuses to the greatest extent permitted under Section 162(m). The principal changes made in the new MAIPSE were to add a "plan-within-a-plan" feature relating to Section 162(m) and to eliminate references to certain termination and change of control provisions which are now covered by our executives' new employment agreements.

Under the new MAIPSE, the Compensation Committee has established an initial performance requirement, pursuant to which an executive may earn the initial right to receive up to the maximum bonus under the Executive Incentive Plan. The MAIPSE then establishes a second performance requirement consisting of specific Threshold, Target and Superior performance-weighted goals or objectives for operating income, total revenue and cash flow return on invested capital, similar to prior years. The potentially achievable bonuses under this second performance requirement are all less than or equal to the maximum possible bonus specified in the Executive Incentive Plan. The framework for the Executive Incentive Plan was approved by the stockholders at the annual stockholders’ meeting May 1, 2012, and operates as an "umbrella plan." As described above, this framework of a plan under an umbrella plan is intended to comply with the Section 162(m) regulations while allowing the program to operate similarly to prior years.

The MAIPSE provides that a participant who dies or experiences a disability will receive a pro rata award based on actual days worked during the year if the applicable performance goals are ultimately satisfied. A participant who retires will receive a pro rata award based on actual performance as measured at the end of the year, subject to any required severance agreement. All other termination events, including but not limited to termination in connection with a change in control, will be treated in accordance with the provisions set forth in the executives' employment agreements, which are filed as exhibits to this Annual Report on Form 10-K.

The MAIPSE may be amended or discontinued by the Compensation Committee at any time without prior notification to participants.  However, no amendment may adversely affect an outstanding award made under the MAIPSE. Because of the uncertainties associated with the application and interpretation of Section 162(m) and the regulations issued thereunder, there can be no assurance that compensation intended to satisfy the requirements for deductibility under Section 162(m) will in fact be deductible.

The foregoing description of the MAIPSE is a summary of, and does not purport to be a complete description of, the MAIPSE, a copy of which is filed as an exhibit to this Annual Report on Form 10-K.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Structure and Practices of the Board of Directors – Corporate Governance Principles and Practices and Code of Business Conduct and Ethics, – Committees of the Board, – Nominations of Directors and – Involvement in Certain Legal Proceedings” set forth in the Company's definitive proxy statement related to its 2013 annual meeting of stockholders (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides information regarding securities to be issued upon the exercise of outstanding options, warrants and rights and securities available for issuance under the Company's equity compensation plans as of December 31, 2012:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding as of December 31, 2012	Weighted average exercise price of outstanding options, warrants and rights shown in Column A	Number of securities available for future issuance as of December 31, 2012
Equity compensation plans
approved by stockholders:
Restricted stock awards	-	$-	4,078,668	See Note (1)
Employee stock purchase plan	See Note (2)	See Note (2)	1,533,714
Equity compensation plans
not approved by stockholders	-	-	-
Total	-	$-	5,612,382

(1) The amount shown excludes 1,113,868 shares subject to outstanding unvested restricted stock awards.

(2) March 31, 2012 was the purchase date of common stock for the most recently completed offering period under the Company’s employee stock purchase plan. Therefore, as of such date, no purchase rights were outstanding. The purchase price for the offering period ended March 31, 2012, was $10.33 per share, and the total number of shares purchased was 78,045.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under “Certain Relationships and Related Transactions”, “Election of Directors,” and “Structure and Practices of the Board of Directors – Independence” set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.

NIC INC.
By:	/s/ Harry Herington
Harry Herington, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Herington	Chairman of the Board and Chief Executive Officer	February 28, 2013
Harry Herington	(Principal Executive Officer)

/s/ Stephen M. Kovzan	Chief Financial Officer	February 28, 2013
Stephen M. Kovzan	(Principal Financial Officer)

/s/ Aimi Daughtery	Chief Accounting Officer	February 28, 2013
Aimi Daughtery	(Principal Accounting Officer)

/s/ Art N. Burtscher	Lead Independent Director	February 28, 2013
Art N. Burtscher

/s/ Daniel J. Evans	Director	February 28, 2013
Daniel J. Evans

/s/ Karen S. Evans	Director	February 28, 2013
Karen S. Evans

/s/ Ross C. Hartley	Director	February 28, 2013
Ross C. Hartley

/s/ C. Brad Henry	Director	February 28, 2013
C. Brad Henry

/s/ Alexander C. Kemper	Director	February 28, 2013
Alexander C. Kemper

/s/ William M. Lyons	Director	February 28, 2013
William M. Lyons

/s/ Pete Wilson	Director	February 28, 2013
Pete Wilson

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of NIC Inc., a Delaware corporation(1)
3.2	Bylaws of NIC Inc., a Delaware corporation(1)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate of the registrant(3)
10.1	Form of Indemnification Agreement between the registrant and each of its executive officers and directors(2) **
10.2	Registrant's 1999 Employee Stock Purchase Plan(2) **
10.3	Employment agreement between the Registrant and Harry Herington, dated February 5, 2013**
10.4	Employment agreement between the Registrant and William F. Bradley, dated February 5, 2013**
10.5	Employment agreement between the Registrant and Stephen M. Kovzan, dated February 5, 2013**
10.6	Employment agreement between the Registrant and Robert W. Knapp, dated February 5, 2013**
10.7	Employment agreement between the Registrant and Ron E. Thornburgh, dated February 5, 2013**
10.8	Employment agreement between the Registrant and Harry H. Herington, dated September 1, 2000 (now superseded) (4)**
10.9	Employment agreement between the Registrant and William F. Bradley, dated September 1, 2000 (now superseded)(5) **
10.10	Employment agreement between the Registrant and Stephen M. Kovzan, dated September 1, 2000 (now superseded)(6) **
10.11	Registrant’s 2006 Amended and Restated Stock Option and Incentive Plan (7) **
10.12	Form of Restricted Stock Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan(8) **
10.13	Form of Stock Option Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan(9)**
10.14	NIC Inc. Compensation Program For Certain Executive Officers (10)**
10.15	NIC Inc. Management Annual Incentive Plan, dated February 25, 2013**
10.16	NIC Inc. Management Annual Cash Incentive Plan, dated March 4, 2008 (now superseded) (11)**
10.17	Form of Performance-Based Restricted Stock Agreement under the NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, as amended February 5, 2013**
10.18	Form of Performance-Based Restricted Stock Agreement under the NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (now superseded) (12)**
10.19	Amended Credit Agreement Dated as of May 1, 2009 between NIC Inc., as borrower, and Bank of America, N.A., as Lender and L/C Issuer(13)
10.20	Form of Indemnification Agreement(14)
10.21	NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, as amended(15)**
10.22	Amendment to Registrant’s 1999 Employee Stock Purchase Plan(16)**
10.23	Amended Credit Agreement Dated as of May 1, 2011 between NIC Inc., as borrower, and Bank of America, N.A., as Lender and L/C Issuer(17)
10.24	NIC Sales Commission Plan, Senior Vice President of Business Development, as amended February 5, 2013**
10.25	NIC Sales Commission Plan, Senior Vice President of Business Development (now superseded)(18)**
10.26	NIC Profit Sharing and Incentive Program, Senior Vice President of Business Development, as amended February 5, 2013**
10.27	NIC Profit Sharing and Incentive Program, Senior Vice President of Business Development (now superseded) (19)**
10.28	NIC Inc. Executive Incentive Plan(20)**
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from NIC Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010 (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2012, 2011, and 2010 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

(1)	Filed as an exhibit with a corresponding exhibit number to the Form 8-K filed with the SEC on May 11, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit with a corresponding exhibit number to the Registration Statement on Form S-1, File No. 333-77939, filed with the SEC, and incorporated herein by reference.
(3)	Incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-1, File No. 333-77939, filed with the SEC on February 22, 2000.
(4)	Incorporated by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on April 2, 2001.
(5)	Incorporated by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on April 2, 2001.
(6)	Incorporated by reference to Exhibit 10.44 to the Form 10-K filed with the SEC on April 2, 2001.
(7)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-136016, filed with the SEC on July 25, 2006.

(8)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 11, 2007.
(9)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on November 11, 2007.
(10)	Incorporated by reference to the Form 8-K filed with the SEC on March 6, 2008.
(11)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 12, 2008.
(12)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 12, 2008.
(13)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 5, 2009.
(14)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 11, 2009.
(15)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 11, 2009.
(16)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 7, 2010.
(17)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 4, 2011.
(18)	Incorporated by reference to Exhibit 10.19 to the Form 10-K filed with the SEC on February 24, 2012.
(19)	Incorporated by reference to Exhibit 10.20 to the Form 10-K filed with the SEC on February 24, 2012.
(20)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 2, 2012.

** Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.