Form 10-Q
period 2013-03-31
NIC INC
filed 2013-05-07
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 24, 2013, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 64,858,242.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$63,717	$62,358
Trade accounts receivable, net	65,944	55,261
Deferred income taxes, net	1,026	887
Prepaid expenses & other current assets	8,945	9,340
Total current assets	139,632	127,846
Property and equipment, net	15,240	16,025
Intangible assets, net	1,265	1,016
Other assets	254	253
Total assets	$156,391	$145,140

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,502	$43,664
Accrued expenses	17,512	18,948
Other current liabilities	223	208
Total current liabilities	62,237	62,820

Deferred income taxes, net	2,416	2,050
Other long-term liabilities	1,831	1,346
Total liabilities	66,484	66,216

Commitments and contingencies (Notes 1, 2 and 4)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
64,858 and 64,628 shares issued and outstanding	6	6
Additional paid-in capital	85,334	84,308
Retained earnings (accumulated deficit)	4,567	(5,390)
Total stockholders' equity	89,907	78,924
Total liabilities and stockholders' equity	$156,391	$145,140

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended
	March 31,
Revenues:	2013	2012
Portal revenues	$58,042	$45,712
Software & services revenues	3,182	3,031
Total revenues	61,224	48,743
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	32,762	28,751
Cost of software & services revenues, exclusive of depreciation & amortization	1,103	957
Selling & administrative	9,608	7,935
Amortization of acquisition-related intangible assets	-	81
Depreciation & amortization	2,027	1,311
Total operating expenses	45,500	39,035
Operating income	15,724	9,708
Other expense, net	(19)	(1)
Income before income taxes	15,705	9,707
Income tax provision	5,748	4,079
Net income	$9,957	$5,628

Basic net income per share (Note 1)	$0.15	$0.09
Diluted net income per share (Note 1)	$0.15	$0.09

Weighted average shares outstanding:
Basic	64,710	64,297
Diluted	64,710	64,297

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balance, January 1, 2013	64,628	$6	$84,308	$(5,390)	$78,924
Net income	-	-	-	9,957	9,957
Restricted stock vestings	221	-	83	-	83
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	50	-	50
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(79)	-	(1,337)	-	(1,337)
Stock-based compensation	-	-	878	-	878
Tax deductions relating to stock-based compensation	-	-	581	-	581
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(133)	-	(133)
Issuance of common stock under employee stock purchase plan	88	-	904	-	904
Balance, March 31, 2013	64,858	$6	$85,334	$4,567	$89,907

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$9,957	$5,628
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	-	81
Depreciation & amortization	2,027	1,311
Stock-based compensation expense	878	723
Deferred income taxes	(538)	(130)
Loss on disposal of property and equipment	19	1
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable, net	(10,683)	1,101
(Increase) decrease in prepaid expenses & other current assets	1,160	(1,538)
(Increase) in other assets	(1)	(1)
Increase (decrease) in accounts payable	838	(1,952)
(Decrease) in accrued expenses	(2,901)	(2,107)
Increase in other current liabilities	15	38
Increase (decrease) in other long-term liabilities	485	(50)
Net cash provided by operating activities	1,256	3,105

Cash flows from investing activities:
Purchases of property and equipment	(1,002)	(1,212)
Capitalized internal use software development costs	(380)	(137)
Net cash used in investing activities	(1,382)	(1,349)

Cash flows from financing activities:
Proceeds from employee common stock purchases	904	806
Tax deductions related to stock-based compensation	581	697
Net cash provided by financing activities	1,485	1,503

Net increase in cash	1,359	3,259
Cash, beginning of period	62,358	61,639
Cash, end of period	$63,717	$64,898

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$128	$-
Cash payments:
Income taxes paid	$3,001	$4,032
Cash dividends on common stock previously restricted for payment of dividend	$-	$16,231

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of NIC Inc. and its subsidiaries ("NIC" or the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries as of the dates and for the interim periods presented. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013, and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. The consolidated balance sheet data included herein as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

The Company’s software & services businesses primarily include its subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies (see Note 2).

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating enterprise-wide outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, amortization of acquisition-related intangible assets, and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), subcontractor labor costs, telecommunications, fees required to process credit/debit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative costs also consist of stock-based compensation and corporate-level expenses for market development and public relations. In addition, selling & administrative costs include legal fees and other third-party costs, net of directors’ and officers’ liability insurance received, incurred in connection with the previously disclosed SEC matter (see Note 4).

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.8 million and 0.9 million at March 31, 2013 and 2012, respectively. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 31,
	2013	2012
Numerator:
Net income	$9,957	$5,628
Less: Income allocated to participating securities	(113)	(73)
Net income available to common stockholders	$9,844	$5,555
Denominator:
Weighted average shares - basic	64,710	64,297
Performance-based restricted stock awards	-	-
Weighted average shares - diluted	64,710	64,297

Basic net income per share:
Net income	$0.15	$0.09

Diluted net income per share:
Net income	$0.15	$0.09

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At March 31, 2013, the amount of cash covered by FDIC deposit insurance was approximately $9.7 million, and approximately $54.0 million in cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

2.  OUTSOURCED GOVERNMENT CONTRACTS

Outsourced State Portal Contracts

The Company's outsourced state government portal contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government. The Company's primary business obligation under these contracts is generally to design, build, and operate Internet-based portals on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. The Company has limited control over the level of fees it is permitted to retain. Any changes made to the amount or percentage of fees retained by NIC, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract to NIC.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. In addition, 15 contracts under which the Company provides outsourced state portal services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 57% of the Company’s total consolidated revenues for the three-month period ended March 31, 2013. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Arkansas, Colorado, Indiana, Montana, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contracts with the Commonwealth of Virginia and the state of Arizona.

At March 31, 2013, the Company was bound by performance bond commitments totaling approximately $5.3 million on certain outsourced portal contracts. The Company has never had any defaults resulting in draws on performance bonds. Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

The following is a summary of the portals through which the Company provides outsourced portal services to state governments as of March 31, 2013:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	9/25/2014 (9/25/2017)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	6/30/2013 (6/30/2014)
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/1/2013
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2013
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	6/26/2013
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	5/25/2013
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2014 (8/31/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2015 (2/28/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	8/31/2013
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2013 (12/31/2014)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2013 (6/30/2015)
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2016 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2014 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	9/30/2013
Virginia Interactive, LLC	www.Virginia.gov (Virginia)	1997	Expired – in transition period ending 8/31/2013
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2016
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2014 (12/31/2017)

During the first quarter of 2013, the Company received a one-year contract extension from the state of Kansas, a two-year contract extension from the state of Nebraska and a four-month contract extension from the state of Vermont. Additionally, the Company received a five-month contract extension from the state of Rhode Island.

During the second quarter of 2013, the Company received a one-year contract extension from the Commonwealth of Kentucky and a six-month contract extension from the state of Iowa.

Outsourced Federal Contracts

The Company currently has contracts with two federal agencies to provide outsourced services through its NIC Technologies subsidiary. NIC Technologies has a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model. During the first quarter of 2013, the FMCSA exercised the third of four one-year renewal options for the PSP contract, extending its term through February 16, 2014. NIC Technologies also designs and develops online federal campaign expenditure and ethics compliance systems for federal agencies through its contract with the Federal Election Commission (“FEC”). During the first quarter of 2013, the FEC awarded the Company a three-month contract extension. The contract with the FEC will expire on May 31, 2013, and the Company does not currently expect to provide services after this date.

Any renewal of these contracts beyond the initial term is at the option of the government agency, and the agency may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. The contract with the FMCSA can be terminated by the other party without cause on a specified period of notice. The loss of the contract with the FMCSA, as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce the Company’s revenues and profitability. In addition, the Company has limited control over the level of fees it is permitted to retain under the contract with the FMCSA. Any changes made to the amount or percentage of fees retained by the Company, or to the amounts charged for the services offered, could materially affect the profitability of this contract.

Expiring Contracts

As of March 31, 2013, there were 13 contracts under which the Company provides outsourced portal services or software development and services that have expiration dates within the 12-month period following March 31, 2013. Collectively, revenues generated from these contracts represented 21% of the Company’s total consolidated revenues for the three-month period ended March 31, 2013. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

The contract under which the Company's subsidiary, Virginia Interactive, LLC ("VI"), provided outsourced portal services to agencies of the Commonwealth of Virginia, expired on August 31, 2012. As more fully disclosed in a Form 8-K filed by the Company with the SEC on April 18, 2012, VI chose not to agree to terms mandated by the Commonwealth of Virginia for a new contract. Beginning September 1, 2012, VI began providing transition services as required by the contract, and may do so for up to one year following the contract expiration to the extent requested by agencies of the Commonwealth of Virginia. During the second quarter of 2013, VI signed an agreement with a state agency to provide eGovernment services for an additional 18 months. The Company has evaluated the costs which may be incurred in transitioning out of VI’s contract with the Commonwealth of Virginia, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the three-month period ended March 31, 2013, revenues from the Virginia portal contract accounted for approximately 2% of the Company's total consolidated revenues.

The contract under which the Company's subsidiary, NICUSA, Inc. (“NICUSA”), provides outsourced portal services to agencies of the state of Arizona expires on June 26, 2013. NICUSA chose not to respond to a request for proposal issued by the state of Arizona for a new contract. Beginning June 27, 2013, NICUSA expects to begin providing transition services as required by the contract, and may do so for a period of time following the contract expiration to the extent requested by agencies of the state of Arizona. The Company has evaluated the costs which may be incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the three-month period ended March 31, 2013, revenues from the Arizona portal contract accounted for approximately 1% of the Company's total consolidated revenues.

3.  STOCK BASED COMPENSATION

During the first quarter of 2013, the Board of Directors of the Company granted to certain management-level employees and executive officers service-based restricted stock awards totaling 231,727 shares with a grant-date fair value totaling approximately $3.9 million. Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures.

During the first quarter of 2013, the Board of Directors of the Company also granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 115,696 shares, with a grant-date fair value of $16.24 per share, totaling approximately $1.9 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2015. The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended
	March 31,
	2013	2012
Cost of portal revenues, exclusive of depreciation & amortization	$257	$213
Cost of software & services revenues, exclusive of depreciation & amortization	17	9
Selling & administrative	604	501
Stock-based compensation expense before income taxes	878	723
Income tax benefit	(321)	(304)
Net stock-based compensation expense	$557	$419

4.  COMMITMENTS AND CONTINGENCIES

SEC Matter

Selling & administrative expenses for the three-month period ended March 31, 2013 include approximately $1.8 million of legal fees and other third-party costs related to the previously disclosed SEC matter. These expenses were reduced by approximately $1.4 million of reimbursement that was approved for payment by the Company’s directors’ and officers’ liability insurance carrier and is expected to be collected subsequent to March 31, 2013, resulting in a net expense of approximately $0.4 million related to the SEC matter. Selling & administrative expenses for the three-month period ended March 31, 2012 include approximately $0.8 million of legal fees and other third party costs related to the SEC matter. These expenses were reduced by approximately $0.7 million of insurance reimbursement from the Company’s directors’ and officers’ liability insurance carrier, resulting in a net expense of approximately $0.1 million related to the SEC matter. The Company promptly submits any invoices potentially reimbursable under its directors’ and officers’ liability insurance policies to its carrier for reimbursement. For expenses that are subject to reimbursement, the Company does not generally receive reimbursement for 90 to 120 days. To the extent that the carrier agrees to reimburse the Company for expenses previously recorded in selling & administrative expenses, the Company treats any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.

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

5.  INCOME TAXES

The Company’s effective tax rate was approximately 37% and 42% for the three months ended March 31, 2013 and 2012, respectively. The Company’s effective tax rate in the current quarter was lower than the prior year quarter mainly due to a change in apportionment methodology for certain states and the effect of a favorable benefit related to the federal research and development tax credit totaling approximately $0.4 million for the year ended December 31, 2012, which was recognized in the current quarter, and approximately $0.1 million for the three-month period ended March 31, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively extended the federal research and development credit under Internal Revenue Code Section 41 (which previously expired at the end of 2011) through the end of 2013. In accordance with authoritative accounting guidance, the Company recognized the impact of this legislation for the 2012 tax year in the first quarter of 2013, when the Act was signed into law.

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

The table below reflects summarized financial information for the Company's reportable and operating segments for the three months ended March 31 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2013
Revenues	$58,042	$3,182	$-	$61,224
Costs & expenses	34,875	1,205	7,393	43,473
Depreciation & amortization	1,947	15	65	2,027
Operating income (loss)	$21,220	$1,962	$(7,458)	$15,724

2012
Revenues	$45,712	$3,031	$-	$48,743
Costs & expenses	30,415	999	6,229	37,643
Amortization of acquisition-related
intangible assets	81	-	-	81
Depreciation & amortization	1,234	14	63	1,311
Operating income (loss)	$13,982	$2,018	$(6,292)	$9,708

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended March 31 (in thousands):

Operating income to income before taxes
	2013	2012
Total segment operating income	$23,182	$16,000
Other reconciling items	(7,458)	(6,292)
Other expense, net	(19)	(1)
Consolidated income before income taxes	$15,705	$9,707

For the three-month periods ended March 31, 2013 and 2012, the Company's Texas portal contract accounted for approximately 24% and 21% of the Company's total consolidated revenues, respectively. No other state portal contract accounted for 10% or more of the Company's total consolidated revenues for the three-month periods ended March 31, 2013 or 2012, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (the “Company”, “NIC”, “we” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, NIC’s ability to successfully integrate into its operations recently awarded eGovernment contracts; NIC’s ability to implement its new portal contracts in a timely and cost-effective manner; NIC’s ability to successfully increase the adoption and use of eGovernment services; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; the success of the Company in renewing existing contracts and in signing contracts with new states and federal government agencies; continued favorable government legislation; NIC's ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; the possibility of security breaches through cyber attacks; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2012 Annual Report on Form 10-K filed on February 28, 2013 with the SEC. Investors should read all of these discussions of risks carefully.

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

Any renewal of the outsourced portal contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. In addition, 15 contracts under which we provide outsourced state portal services can be terminated without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 57% of our total consolidated revenues for the three-month period ended March 31, 2013. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Arkansas, Colorado, Indiana, Montana, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below regarding the expiration of contracts with the Commonwealth of Virginia and the state of Arizona.

In our software & services businesses, the majority of our revenues are generated from contracts with two federal agencies to provide outsourced services through our NIC Technologies subsidiary. NIC Technologies has a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model. During the first quarter of 2013, the FMCSA exercised the third of its four one-year renewal options for the PSP contract, extending its term through February 16, 2014. NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for state and  federal government agencies through its contracts with the state of Michigan and the Federal Election Commission (“FEC”). The contract with the state of Michigan expires on June 30, 2013. The contract with the FEC will expire on May 31, 2013 and we do not currently expect to provide services after this date.

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

As of March 31, 2013, there were 13 contracts under which the Company provides outsourced portal services or software development and services that have expiration dates within the 12-month period following March 31, 2013. Collectively, revenues generated from these contracts represented 21% of the Company’s total consolidated revenues for the three-month period ended March 31, 2013. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

The contract under which the Company's subsidiary, Virginia Interactive, LLC ("VI"), provided outsourced portal services to agencies of the Commonwealth of Virginia, expired on August 31, 2012. As more fully disclosed in a Form 8-K filed by the Company with the SEC on April 18, 2012, VI chose not to agree to terms mandated by the Commonwealth of Virginia for a new contract. Beginning September 1, 2012, VI began providing transition services as required by the contract, and may do so for up to one year following the contract expiration to the extent requested by agencies of the Commonwealth of Virginia. During the second quarter of 2013, VI signed an agreement with a state agency to provide eGovernment services for an additional 18 months. The Company has evaluated the costs which may be incurred in transitioning out of VI’s contract with the Commonwealth of Virginia, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the three-month period ended March 31, 2013, revenues from the Virginia portal contract accounted for approximately 2% of the Company's total consolidated revenues.

The contract under which the Company's subsidiary, NICUSA, Inc. (“NICUSA”), provides outsourced portal services to agencies of the state of Arizona expires on June 26, 2013. NICUSA chose not to respond to a request for proposal issued by the state of Arizona for a new contract. Beginning June 27, 2013, NICUSA expects to begin providing transition services as required by the contract, and may do so for a period of time following the contract expiration to the extent requested by agencies of the state of Arizona. The Company has evaluated the costs which may be incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the three-month period ended March 31, 2013, revenues from the Arizona portal contract accounted for approximately 1% of the Company's total consolidated revenues.

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

Our outsourced portal businesses

We categorize our portal revenues according to the underlying source of revenue. A brief description of each category follows:

●
DMV transaction-based: these are transaction fees for providing electronic access to motor vehicle driver history records, referred to as DMV records, from our state portals to data resellers, insurance companies, and other pre-authorized customers on behalf of our state partners, and are generally recurring.

●
Non-DMV transaction-based: these are transaction fees from sources other than electronic access to DMV records, for transactions conducted by business users and consumer users through our portals, and are generally recurring. For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from the information provided under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three-month periods ended March 31, 2013 and 2012. This discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes included in this Form 10-Q.

	Three months ended
	March 31,
Key Financial Metrics	2013	2012
Revenue growth - outsourced portals	27%	13%
Same state revenue growth - outsourced portals	16%	10%
Recurring portal revenue as a % of total portal revenues	96%	92%
Gross profit % - outsourced portals	44%	37%
Revenue growth - software & services	5%	27%
Gross profit % - software & services	65%	68%
Selling & administrative expenses as a % of total revenues	16%	16%
Operating income margin % (operating income as a % of total revenues)	26%	20%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended March 31,
Portal Revenue Analysis	2013	% Change	2012
DMV transaction-based	$22,762	31%	$17,419
Non-DMV transaction-based	30,170	35%	22,312
Portal software development	2,545	(30%)	3,631
Portal management	2,565	9%	2,350
Total	$58,042	27%	$45,712

Portal revenues in the current quarter increased 27%, or approximately $12.3 million, over the prior year quarter. Of this increase, (i) 16%, or approximately $7.3 million, was attributable to an increase in same state portal revenues (portals in operation and generating revenues for two full periods); and (ii) 11%, or approximately $5.0 million, was attributable to increases from our newer portals, including Pennsylvania, which began to generate revenues in January 2013; Oregon, which began to generate revenues in June 2012; and Maryland, which began generating revenues in May 2012.

Same state portal revenues in the current quarter increased 16% over the prior year quarter primarily due to increased revenues from our Texas, New Jersey, Mississippi, Montana, and Colorado portals, among others. Our same state revenue growth in the current quarter was higher than the 10% revenue growth we achieved in the prior year quarter due mainly to higher same state non-DMV transaction-based revenues and, to a lesser extent, same state DMV transaction-based revenues, which were partially offset by lower portal software development revenues. Same state non-DMV transaction-based revenues increased 35% in the current quarter due to strong performance from several key services, including tax filings, motor vehicle registrations and the motor vehicle inspection service for the Texas Department of Public Safety (“DPS”) as part of the DPS Direct suite of services that we are implementing for the DPS. Same state non-DMV transaction-based revenue growth was 21% in the prior year quarter. Same state DMV revenue growth was 2% in the current quarter compared to flat growth in the prior year quarter. Our same state portal software development revenues decreased 30% in the current quarter, which was primarily due to the expiration of certain Master Work Order projects in Texas on August 31, 2012.

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

	Three months ended March 31,
Cost of Portal Revenue Analysis	2013	% Change	2012
Fixed costs	$20,860	12%	$18,649
Variable costs	11,902	18%	10,102
Total	$32,762	14%	$28,751

Cost of portal revenues for the current quarter increased 14%, or approximately $4.0 million, over the prior year quarter. Substantially all of the increase, or approximately $3.9 million, was attributable to an increase in same state cost of portal revenues; and approximately $0.1 million was attributable to our newer portals in Pennsylvania, Oregon, and Maryland. The prior year quarter included start-up costs of approximately $1.8 million in our Oregon and Maryland portals, which had not yet begun generating revenues.

The increase in same state cost of portal revenues in the current quarter was partially attributable to higher employee compensation and benefit costs across various portals and certain costs related to, in part, the motor vehicle inspection service as part of the DPS Direct suite of services we are implementing in Texas. In addition, the increase in the current quarter was partially attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher transaction volumes from our portals in New Jersey, Texas and Colorado, among others. A significant percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a percentage of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit percentage was 44% for the current quarter, up from 37% in the prior year quarter, due mainly to higher revenues from our newer portals in Pennsylvania, Oregon and Maryland in the current quarter and higher start-up costs from our Oregon portal in the prior year quarter, as discussed above. We currently expect to expand our operations in newer portal states, particularly Pennsylvania, and increase capital expenditures and staffing levels over the remainder of 2013, which will increase costs and lower our portal gross profit percentage. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended March 31,
Software & Services Revenue Analysis	2013	% Change	2012
NIC Technologies	$2,726	4%	$2,615
Other	456	10%	416
Total	$3,182	5%	$3,031

Software & services revenues in the current quarter increased 5%, or approximately $0.2 million, over the prior year quarter. The increase was primarily due to higher revenues from our contract with the FMCSA ($0.3 million) as a result of increased adoption of the PSP, and was partially offset by lower revenues from our contract with the FEC ($0.1 million).

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the current quarter increased 15%, or $0.1 million, over the prior year quarter. Our software & services gross profit percentage was 65% in the current quarter, down from 68% in the prior year quarter. The decrease was primarily due to lower revenues from our contract with the FEC in the current quarter.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter increased 21%, or approximately $1.7 million, over the prior year quarter. In the current quarter, we incurred approximately $1.8 million of legal fees and other third-party costs related to the previously disclosed SEC matter. These expenses were reduced by approximately $1.4 million of reimbursement by the Company’s directors’ and officers’ liability insurance carrier that we expect to collect subsequent to March 31, 2013, resulting in a net expense of approximately $0.4 million related to the SEC matter. In the prior year quarter, we incurred approximately $0.8 million in legal fees and other third-party costs related to the SEC matter. These expenses were reduced by approximately $0.7 million of reimbursement from our directors’ and officers’ liability insurance carrier, resulting in a net expense of approximately $0.1 million related to the SEC matter.

We expect to continue to incur obligations to advance legal fees and other expenses to our Chief Financial Officer in connection with the previously disclosed civil action by the SEC against him. We are not a party to the civil action, but are obligated to provide indemnification in certain circumstances (including advancing certain defense costs) to our Chief Financial Officer in accordance with our certificate of incorporation and bylaws and our indemnification agreement with him. In addition, we expect to continue to incur costs responding to subpoenas and other discovery requests relating to the civil action. Our directors’ and officers’ liability insurance carrier has agreed to reimburse us for certain reasonable costs of defense advanced by us to our Chief Financial Officer in the SEC civil action. Because we are not directly involved in the defense of the proceeding and because of the inherent uncertainty in predicting any future settlement or judicial decision and any indemnification obligations we may have with any such resolution, we are not able to estimate or predict the extent of any indemnification obligation to our Chief Financial Officer or other costs resulting from the civil action, the amount or timing of and eligibility for reimbursements from our directors’ and officers’ liability insurance carrier associated with the civil action, any possible loss or possible range of loss associated with the civil action, or any potential effect on our business, results of operations, cash flows, or financial condition. We promptly submit any invoices potentially reimbursable under our directors’ and officers’ liability insurance policies to our insurance carrier for reimbursement. For expenses that are subject to reimbursement, we do not generally receive reimbursement for 90 to 120 days. To the extent our directors’ and officers’ liability insurance carrier reimburses us for expenses previously recorded in selling & administrative expenses, we will treat any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.

In the current quarter, legal fees and other third-party costs related to the SEC matter, net of directors’ and officers’ liability insurance, increased approximately $0.3 million from the prior year quarter, while other selling & administrative expenses increased by approximately $1.4 million, due mainly to higher personnel and software and maintenance costs to support and enhance corporate-wide information technology, security and portal operations, and higher management incentive compensation and benefit costs.

As a percentage of total consolidated revenues, selling & administrative expenses were 16% in both the current and prior year quarters.

DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense in the current quarter increased 55%, or approximately $0.7 million, over the prior year quarter. This increase was primarily attributable to (i) capital expenditures related to the motor vehicle inspection service for the Texas DPS as part of the DPS Direct suite of services, which launched in September 2012; and (ii) capital expenditures for our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure. As a percentage of total consolidated revenues, depreciation & amortization was 3% in both the current and prior year quarters.

INCOME TAXES.  Our effective tax rate was approximately 37% and 42%, respectively, in the current and prior year quarters. Our effective tax rate in the current quarter was lower than the prior year quarter mainly due to a change in apportionment methodology for certain states and the effect of a favorable benefit related to the federal research and development tax credit totaling approximately $0.4 million for the year ended December 31, 2012, which was recognized in the current quarter, and approximately $0.1 million for the three-month period ended March 31, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively extended the federal research and development credit under Internal Revenue Code Section 41 (which previously expired at the end of 2011) through the end of 2013. In accordance with authoritative accounting guidance, we recognized the impact of this legislation for the 2012 tax year in the first quarter of 2013, when the Act was signed into law.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $1.3 million in the current quarter compared to $3.1 million in the prior year quarter. The decrease in cash flow from operations in the current period was primarily the result of an increase in accounts receivable due to higher revenues across our portal businesses, including our newer state portals and from certain new applications, as well as the timing of collections from credit/debit card transactions in the current period. This decrease was offset partially by (i) an increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation, (ii) a decrease in prepaid expenses & other current assets primarily due to timing of prepaid quarterly income tax payments in the current period, and (iii) an increase in accounts payable in the current period due to timing of payments to our government partners.

Investing Activities

Net cash used in investing activities was approximately $1.4 million in the current quarter compared to $1.3 million in the prior year quarter. Investing activities in the current and prior year quarters primarily reflect $1.0 million and $1.2 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses including capital expenditures relating to the motor vehicle inspection service for the Texas DPS as part of the DPS Direct suite of services discussed above, in our newer state portals and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment. In addition, in the current and prior year quarters we capitalized approximately $0.4 million and $0.1 million, respectively, of internal-use software development costs related to the standardization of centralized customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing Activities

Net cash from financing activities was approximately $1.5 million in both the current and prior year quarters. Financing activities in the current and prior year quarters primarily reflect the receipt of approximately $0.9 million and $0.8 million, respectively, in proceeds from our employee stock purchase program and tax deductions of approximately $0.6 million and $0.7 million, respectively, related to stock-based compensation.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and also accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended March 31, 2013 and December 31, 2012 were approximately $807.1 million and $1.1 billion, respectively. The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for the three-month periods ended March 31, 2013 and December 31, 2012 was seven and five days, respectively.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $77.4 million at March 31, 2013, from $65.0 million at December 31, 2012. The increase in our working capital is primarily due to an increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation, and an increase in accounts receivable, as further described above. Our current ratio, defined as current assets divided by current liabilities, was 2.2 and 2.0 at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, our cash balance was $63.7 million compared to $62.4 million at December 31, 2012. We believe that our currently available liquid resources and cash generated from operations will be sufficient to fund our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments (if any) for at least the next 12 months without the need of additional capital. We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility. In total, we had $3.4 million in available capacity to issue additional letters of credit and $8.4 million of unused borrowing capacity at March 31, 2013 under the facility. We were in compliance with all of the financial covenants under the revolving credit facility at March 31, 2013.

We issue letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the May 1, 2014 expiration date of the credit agreement. We had unused outstanding letters of credit totaling approximately $1.6 million at March 31, 2013. We are not currently required to cash collateralize these letters of credit. However, even though we currently expect to be profitable in fiscal 2013, we may not be able to sustain or increase profitability on a quarterly or annual basis. We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability. If we are not able to sustain profitability, our cash collateral requirements may increase.

At March 31, 2013, we were bound by performance bond commitments totaling approximately $5.3 million on certain outsourced government portal contracts. However, we have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at March 31, 2013 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $7.9 million and would have been classified as restricted cash.

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

Our future liquidity may be adversely affected to the extent we incur obligations to advance or pay significant legal fees and other expenses that are not covered by our directors’ and officers’ liability insurance in connection with the civil action by the SEC against our Chief Financial Officer. Our directors’ and officers’ liability insurance carrier has agreed to reimburse the Company for certain reasonable costs of defense advanced by the Company to our Chief Financial Officer in the SEC civil action, as further discussed above and in Note 4 in the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q. We may need to raise additional capital within the next 12 months to further:

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. As of March 31, 2013, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013. While we have significant operating lease commitments for office space, except for our headquarters those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $1.2 million at March 31, 2013. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.  Our cash is held entirely in domestic non-interest bearing transaction accounts.

Borrowings under our line of credit bear interest at a floating rate. Interest on amounts borrowed is payable at a base rate equal to the higher of the Federal Funds Rate plus 0.5% or the bank’s prime rate. We currently have no principal amounts of indebtedness outstanding under our line of credit.

We do not use derivative financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

Implementation of Supplemental Recommendations of Independent Consultant – As previously disclosed, the Company retained an independent consultant pursuant to the Final Order in the SEC matter and implemented the recommendations contained in the report of the independent consultant in the fourth fiscal quarter of 2011. During the first fiscal quarter of 2013, the independent consultant completed a follow-up evaluation of certain NIC policies, procedures, controls and training pursuant to the Final Order in the SEC matter and issued a supplemental report. The Company implemented the recommendations contained in the supplemental report during the first quarter of fiscal 2013. The changes we implemented included enhanced procedures related to our Code of Business Conduct and Ethics, clarifying language in our procedures for handling reporting hotline complaints and in our Directors’ and Officers’ Questionnaire, and training for non-employee directors. This concluded our engagement with the independent consultant.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2013, including the changes recommended by the independent consultant described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the first quarter of 2013, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 30, 2013	8,018	$16.41	N/A	N/A
January 31, 2013	539	16.30	N/A	N/A
February 1, 2013	36,320	16.92	N/A	N/A
February 3, 2013	9,595	16.92	N/A	N/A
February 21, 2013	18,470	17.03	N/A	N/A
March 7, 2013	5,864	18.00	N/A	N/A

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: May 7, 2013	/s/ Stephen M. Kovzan
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

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).