Form 10-Q
period 2013-06-30
NIC INC
filed 2013-08-01
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 24, 2013, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 64,908,025.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$80,688	$62,358
Trade accounts receivable, net	69,610	55,261
Deferred income taxes, net	956	887
Prepaid expenses & other current assets	7,185	9,340
Total current assets	158,439	127,846
Property and equipment, net	14,548	16,025
Intangible assets, net	1,470	1,016
Other assets	255	253
Total assets	$174,712	$145,140

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,220	$43,664
Accrued expenses	18,771	18,948
Other current liabilities	1,388	208
Total current liabilities	68,379	62,820

Deferred income taxes, net	2,277	2,050
Other long-term liabilities	2,060	1,346
Total liabilities	72,716	66,216

Commitments and contingencies (Notes 1, 2 and 5)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
64,908 and 64,628 shares issued and outstanding	6	6
Additional paid-in capital	86,616	84,308
Retained earnings (accumulated deficit)	15,374	(5,390)
Total stockholders' equity	101,996	78,924
Total liabilities and stockholders' equity	$174,712	$145,140

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended		Six months ended
	June 30,		June 30,
Revenues:	2013	2012	2013	2012
Portal revenues	$62,094	$49,042	$120,136	$94,754
Software & services revenues	3,844	2,940	7,026	5,971
Total revenues	65,938	51,982	127,162	100,725
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	34,899	30,550	67,661	59,301
Cost of software & services revenues, exclusive of depreciation & amortization	1,189	1,008	2,292	1,966
Selling & administrative	10,058	8,383	19,667	16,318
Amortization of acquisition-related intangible assets	-	81	-	161
Depreciation & amortization	2,049	1,319	4,076	2,630
Total operating expenses	48,195	41,341	93,696	80,376
Operating income	17,743	10,641	33,466	20,349
Other expense, net	(2)	-	(21)	(1)
Income before income taxes	17,741	10,641	33,445	20,348
Income tax provision	6,933	4,548	12,681	8,627
Net income	$10,808	$6,093	$20,764	$11,721

Basic net income per share (Note 1)	$0.16	$0.09	$0.32	$0.18
Diluted net income per share (Note 1)	$0.16	$0.09	$0.32	$0.18

Weighted average shares outstanding:
Basic	64,890	64,489	64,800	64,393
Diluted	64,890	64,489	64,800	64,393

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balance, January 1, 2013	64,628	$6	$84,308	$(5,390)	$78,924
Net income	-	-	-	20,764	20,764
Restricted stock vestings	275	-	83	-	83
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	50	-	50
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(83)	-	(1,409)	-	(1,409)
Stock-based compensation	-	-	2,077	-	2,077
Tax deductions relating to stock-based compensation	-	-	736	-	736
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(133)	-	(133)
Issuance of common stock under employee stock purchase plan	88	-	904	-	904
Balance, June 30, 2013	64,908	$6	$86,616	$15,374	$101,996

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$20,764	$11,721
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	-	161
Depreciation & amortization	4,076	2,630
Stock-based compensation expense	2,077	1,857
Deferred income taxes	(820)	(464)
Loss on disposal of property and equipment	21	1
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(14,349)	(5,823)
(Increase) decrease in prepaid expenses & other current assets	3,133	(2,586)
(Increase) in other assets	(2)	(2)
Increase in accounts payable	4,556	3,153
(Decrease) in accrued expenses	(1,672)	(502)
Increase (decrease) in other current liabilities	1,180	(100)
Increase (decrease) in other long-term liabilities	714	(73)
Net cash provided by operating activities	19,678	9,973

Cash flows from investing activities:
Purchases of property and equipment	(2,258)	(2,664)
Capitalized internal use software development costs	(730)	(349)
Net cash used in investing activities	(2,988)	(3,013)

Cash flows from financing activities:
Proceeds from employee common stock purchases	904	806
Tax deductions related to stock-based compensation	736	770
Net cash provided by financing activities	1,640	1,576

Net increase in cash	18,330	8,536
Cash, beginning of period	62,358	61,639
Cash, end of period	$80,688	$70,175

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$86	$2,964
Cash payments:
Income taxes paid	$6,194	$8,649
Cash dividends on common stock previously restricted for payment of dividend	$-	$16,231

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of NIC Inc. and its subsidiaries (“NIC” or the “Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries as of the dates and for the interim periods presented. These unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013, and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. The consolidated balance sheet data included herein as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

As previously disclosed, the Pennsylvania Treasury issued a press release stating that it rejected four invoices, totaling approximately $3.5 million, previously submitted by the Company’s subsidiary, Pennsylvania Interactive, LLC (“PI”), for eGovernment services provided from January 1, 2013 to April 30, 2013, to the Commonwealth of Pennsylvania (the “Commonwealth”). According to the Treasury’s press release, the Treasury rejected the invoices because the administration had not obtained approvals from the Attorney General for what the Treasurer characterized as “amendments” to the Commonwealth’s Master Contract with PI, insufficient justification of the specific payment amounts requested and an inadequate basis for granting a no-bid contract if cash payments from the Commonwealth were to be included. According to the Treasury’s press release, the Treasury’s rejection notice advised the administration to resubmit the PI contract to the Office of Attorney General for review. NIC continues to operate in good faith under the contract, and remains committed to helping the Commonwealth address the issues outlined by the Treasury’s Bureau of Fiscal Review. As of June 30, 2013, the Company has recorded as revenues the uncollected amounts due from the Commonwealth totaling approximately $5.1 million earned since the commencement of the contract on January 1, 2013 ($2.6 million in the quarter ended March 31, 2013 and $2.5 million in the quarter ended June 30, 2013). The Company is in the early stages of discussing this matter with Commonwealth administration officials, and due to the preliminary nature of discussions, is currently unable to estimate the amount or range of amounts, if any, that it may not be able to collect from the Commonwealth. The Company believes that it is contractually entitled to, and intends to continue to pursue collection of, the full amounts due from the Commonwealth. If the Company is unable to collect, or determines it is probable that it will not collect, some or all of the amounts due from the Commonwealth, its results of operations, cash flows, financial condition, and liquidity may be adversely affected.

The Company’s allowance for doubtful accounts at both June 30, 2013 and December 31, 2012 was $0.6 million.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.8 million and 0.9 million at June 30, 2013 and 2012, respectively. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income	$10,808	$6,093	$20,764	$11,721
Less: Income allocated to participating securities	(118)	(78)	(230)	(152)
Net income available to common stockholders	$10,690	$6,015	$20,534	$11,569
Denominator:
Weighted average shares - basic	64,890	64,489	64,800	64,393
Performance-based restricted stock awards	-	-	-	-
Weighted average shares - diluted	64,890	64,489	64,800	64,393

Basic net income per share:
Net income	$0.16	$0.09	$0.32	$0.18

Diluted net income per share:
Net income	$0.16	$0.09	$0.32	$0.18

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At June 30, 2013, the amount of cash covered by FDIC deposit insurance was approximately $9.8 million, and approximately $70.9 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

2. OUTSOURCED GOVERNMENT CONTRACTS

Outsourced State Portal Contracts

The Company's outsourced state government portal contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government. The Company’s primary business obligation under these contracts is generally to design, build, and operate Internet-based portals on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. The Company has limited control over the level of fees it is permitted to retain. Any changes made to the amount or percentage of fees retained by NIC, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract to NIC.

The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals, and generally owns all of the intellectual property in connection with the applications developed under these contracts. After completion of the initial contract term, the government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing and payment processing software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to an increasing number of government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license. If the Company’s contract were not to be renewed after a defined term, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for services provided by the Company on a SaaS basis, which would be available to the partners on a fee-for-service basis.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. In addition, 15 contracts under which the Company provides outsourced state portal services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 54% and 55%, respectively, of the Company’s total consolidated revenues for the three- and six-month periods ended June 30, 2013. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Arkansas, Colorado, Indiana, Montana, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contracts with the Commonwealth of Virginia and the state of Arizona.

At June 30, 2013, the Company was bound by performance bond commitments totaling approximately $6.1 million on certain outsourced portal contracts. The Company has never had any defaults resulting in draws on performance bonds. Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

The following is a summary of the portals through which the Company provides outsourced portal services to state governments at June 30, 2013:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	9/25/2014 (9/25/2017)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	6/30/2014
New Mexico Interactive, LLC	www.mvd.newmexico.gov (New Mexico)	2009	6/30/2014
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2013 (Contract has been temporarily extended to allow the state time to finalize contract terms and conditions)
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	In transition period – 12/26/2013 (6/26/2014)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2016 (6/8/2019)
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2014 (8/31/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2015 (2/28/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	8/31/2013
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2013 (12/31/2014)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2015
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2016 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2014 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	9/30/2013
Virginia Interactive, LLC	www.Virginia.gov (Virginia)	1997	Expired – in transition period ending 8/31/2013*
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2016
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2014 (12/31/2017)

*Except as to two Virginia state agency services ending 2/28/2015 (8/31/2015) and 8/31/2014 (8/31/2015)

During the first quarter of 2013, the Company received a one-year contract extension from the state of Kansas, a two-year contract extension from the state of Nebraska and a four-month contract extension from the state of Vermont. Additionally, the Company received a five-month contract extension from the state of Rhode Island.

During the second quarter of 2013, the Company was awarded a five-year contract by the state of Wisconsin to manage its government portal, which includes an option for the government to extend the contract up to an additional five years. In addition, the Company was awarded a new three-year contract from the state of Vermont, which includes an option for the government to extend the contract for one additional three-year period. The Company also received a two-year contract extension from the state of Idaho, one-year contract extensions from the Commonwealth of Kentucky and the states of New Jersey and New Mexico, and six-month contract extensions from the state of Iowa and the state of Arizona with respect to the expiring Arizona portal contract. As discussed below, although the contract with the Commonwealth of Virginia has expired, during the second quarter of 2013, the Company signed an agreement with a Virginia state agency to provide eGovernment services for an additional 18 months through February 28, 2015, which includes an option for the agency to extend the contract for one additional six-month period through August 31, 2015.

During the third quarter of 2013, the Company signed an agreement with a second Virginia state agency to provide eGovernment services for an additional 12 months through August 31, 2014, which includes an option for the agency to extend the contract for one additional 12-month period through August 31, 2015.

Outsourced Federal Contracts

NIC Technologies has a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model. During the first quarter of 2013, the FMCSA exercised the third of its four one-year renewal options for the PSP contract, extending its term through February 16, 2014. As previously disclosed, the Company’s contract with the Federal Election Commission to design and develop online federal campaign expenditure and ethics compliance systems for federal agencies expired on June 30, 2013. For each of the three- and six-month periods ended June 30, 2013, revenues from the FEC contract accounted for less than 1% of the Company’s total consolidated revenues.

Any renewal of the contract with the FMCSA beyond the initial term is at the option of the FMCSA and the contract can be terminated by the FMCSA without cause on a specified period of notice. The loss of the contract as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce the Company’s revenues and profitability. In addition, the Company has limited control over the level of fees it is permitted to retain under the contract with the FMCSA. Any changes made to the amount or percentage of fees retained by the Company, or to the amounts charged for the services offered, could materially affect the profitability of this contract.

Expiring Contracts

As of June 30, 2013, there were nine contracts under which the Company provides outsourced portal services or software development and services that have expiration dates within the 12-month period following June 30, 2013. Collectively, revenues generated from these contracts represented 21% of the Company’s total consolidated revenues for each of the three- and six-month periods ended June 30, 2013. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

The contract under which the Company’s subsidiary, Virginia Interactive, LLC (“VI”), provided outsourced portal services to agencies of the Commonwealth of Virginia, expired on August 31, 2012. As more fully disclosed in a Form 8-K filed by the Company with the SEC on April 18, 2012, VI chose not to agree to terms mandated by the Commonwealth of Virginia for a new contract. Beginning September 1, 2012, VI began providing transition services as required by the contract, and may do so for up to one year following the contract expiration to the extent requested by agencies of the Commonwealth of Virginia. During the second quarter of 2013, VI signed an agreement with a state agency to provide eGovernment services for an additional 18 months through February 28, 2015, which includes an option for the agency to extend the contract for one additional six-month period through August 31, 2015. During the third quarter of 2013, VI signed an agreement with a second state agency to provide eGovernment services for an additional 12 months through August 31, 2014, which includes an option for the agency to extend the contract for one additional 12-month period through August 31, 2015. The Company has evaluated the costs which may be incurred in transitioning out of VI’s contract with the Commonwealth of Virginia, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For each of the three- and six-month periods ended June 30, 2013, revenues from the Virginia portal contract accounted for approximately 2% of the Company’s total consolidated revenues.

During the first quarter of 2013, the Company’s subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. The contract under which NICUSA provided outsourced portal services to agencies of the state of Arizona expired on June 26, 2013. However, during the second quarter of 2013, the Company received a six month contract extension from the state of Arizona to provide transition services through December 26, 2013, which includes options for the government to extend the contract for two additional three-month periods. The Company has evaluated the costs which may be incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For each of the three- and six-month periods ended June 30, 2013, revenues from the Arizona portal contract accounted for approximately 2% of the Company’s total consolidated revenues.

3. STOCK BASED COMPENSATION

During the first and second quarters of 2013, the Board of Directors of the Company granted to certain management-level employees, executive officers, and non-employee directors, service-based restricted stock awards totaling 231,727 shares and 29,616 shares, respectively, with a grant-date fair value totaling approximately $3.9 million and $0.5 million, respectively. Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company excludes compensation cost related to awards not expected to vest based upon estimated forfeitures.

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of portal revenues, exclusive of depreciation & amortization	$306	$275	$563	$488
Cost of software & services revenues, exclusive of depreciation & amortization	19	21	36	30
Selling & administrative	874	838	1,478	1,339
Stock-based compensation expense before income taxes	1,199	1,134	2,077	1,857
Income tax benefit	(469)	(485)	(788)	(787)
Net stock-based compensation expense	$730	$649	$1,289	$1,070

4. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

On June 28, 2013, the Company entered into an amendment to extend its $10 million unsecured revolving credit agreement with a bank to May 1, 2015. This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes. The Company can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility. Interest on amounts borrowed is payable at a base rate or a Eurodollar rate, in each case as defined in the agreement. The base rate is equal to the higher of the Federal Funds Rate plus 0.5% or the bank’s prime rate. Fees on outstanding letters of credit are either 1.50% (if the Company’s consolidated leverage ratio is less than or equal to 1.25:1) or 1.75% (if the Company’s consolidated leverage ratio is greater than 1.25:1) of face value per annum.

The terms of the agreement provide for customary representations and warranties, affirmative and negative covenants and events of default. The amendment also continues to require the Company to maintain compliance with the following financial covenants (in each case, as defined in the agreement):

●	Consolidated minimum annual EBITDA of at least $12 million, computed quarterly on a rolling 12-month basis;

●	Consolidated tangible net worth of at least $36 million; and

●	Consolidated maximum leverage ratio of 1.5:1.

The Company was in compliance with each of the covenants listed above at June 30, 2013. The Company issues letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of its outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.6 million and $1.7 million, respectively, at June 30, 2013 and December 31, 2012. The Company is not currently required to cash collateralize these letters of credit. The Company had $3.4 million in available capacity to issue additional letters of credit and $8.4 million of unused borrowing capacity at June 30, 2013 under the facility. Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

5. COMMITMENTS AND CONTINGENCIES

SEC Matter

Selling & administrative expenses for the three-month period ended June 30, 2013 include approximately $1.9 million of legal fees and other third-party costs related to the previously disclosed SEC matter. These expenses were reduced by approximately $1.5 million of reimbursement by the Company’s directors’ and officers’ liability insurance carrier that is expected to be collected subsequent to June 30, 2013, resulting in a net expense of approximately $0.4 million related to the SEC matter. Selling & administrative expenses for the six-month period ended June 30, 2013 include approximately $3.7 million of legal fees and other third party costs related to the SEC matter. These expenses were reduced by approximately $2.9 million of insurance reimbursement, resulting in a net expense of approximately $0.8 million related to the SEC matter. Selling & administrative expenses for the three- and six-month periods ended June 30, 2012 include approximately $1.5 million and $2.3 million, respectively, of legal fees and other third party costs related to the SEC matter. These expenses were reduced by approximately $1.4 million and $2.1 million, respectively, of insurance reimbursement, resulting in a net expense of approximately $0.1 million and $0.2 million, respectively, for the three- and six-month periods ended June 30, 2012. The Company promptly submits any invoices potentially reimbursable under its directors’ and officers’ liability insurance policies to its carrier for reimbursement. For expenses that are subject to reimbursement, the Company does not generally receive reimbursement for 90 to 120 days. To the extent that the carrier agrees to reimburse the Company for expenses previously recorded in selling & administrative expenses, the Company treats any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.

The Company expects to continue to incur obligations to advance legal fees and other expenses to the Company’s Chief Financial Officer in connection with the previously disclosed civil action by the SEC against him. The Company is not party to the civil action, but is obligated to provide indemnification in certain circumstances (including advancing certain defense costs) to its Chief Financial Officer in accordance with the Company’s certificate of incorporation and bylaws and its indemnification agreement with him. In addition, the Company expects to continue to incur costs responding to subpoenas and other discovery requests relating to the civil action. The civil action seeks from the Company’s Chief Financial Officer civil money penalties, and an injunction against further violations of certain federal securities laws, a prohibition against his acting as an officer or director of a publicly-traded company, and disgorgement. The Company’s directors’ and officers’ liability insurance carrier has agreed to reimburse the Company for reasonable costs of defense advanced by the Company to its Chief Financial Officer in the SEC civil action. Because the Company is not directly involved in the defense of the proceeding and because of the inherent uncertainty in predicting any future settlement or judicial decision and any indemnification obligation of the Company in connection with any such resolution, the Company is not able to estimate or predict the extent of any indemnification obligation of the Company to its Chief Financial Officer or other costs resulting from the civil action, the amount or timing of and eligibility for reimbursements from the Company’s directors’ and officers’ liability insurance carrier associated with the civil action, any possible loss or possible range of loss associated with the civil action, or any potential effect on the Company’s business, results of operations, cash flows, or financial condition. On July 12, 2013, attorneys for both the SEC and the Company’s Chief Financial Officer filed motions for summary judgment, which may limit the claims to be tried; however, court rulings on the motions are not expected to be issued for several weeks. The case is presently set for trial to begin on November 12, 2013, in the U.S. District Court for the District of Kansas in Kansas City, Kansas.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently a party to any material legal proceedings.

6. INCOME TAXES

The Company’s effective tax rate was approximately 39% and 38%, respectively, for the three- and six-month periods ended June 30, 2013, compared to 43% and 42%, respectively, in the corresponding prior year periods. The Company’s effective tax rate in the current quarter was lower than the prior year quarter mainly due to a change in apportionment methodology for certain states and the effect of a favorable benefit related to the federal research and development tax credit totaling approximately $0.1 million for the three-month period ended June 30, 2013. The Company’s effective tax rate in the current year-to-date period was lower than the prior year period mainly due to a change in apportionment methodology for certain states and the effect of a favorable benefit related to the federal research and development tax credit totaling approximately $0.4 million for the year ended December 31, 2012, which was recognized in the first quarter of 2013, and approximately $0.2 million for the six-month period ended June 30, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively extended the federal research and development credit under Internal Revenue Code Section 41 (which previously expired at the end of 2011) through the end of 2013. In accordance with authoritative accounting guidance, the Company recognized the impact of this legislation for the 2012 tax year in the first quarter of 2013, when the Act was signed into law.

7. SEGMENTS AND RELATED INFORMATION

The Outsourced Portals segment is the Company’s only reportable segment and generally includes the Company’s subsidiaries operating enterprise-wide outsourced state and local government portals and the corporate divisions that directly support portal operations. The Other Software & Services category primarily includes the Company’s subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. Each of the Company’s businesses within the Other Software & Services category is an operating segment and has been grouped together to form the Other Software & Services category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.” There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all reportable and operating segments.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three months ended June 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2013
Revenues	$62,094	$3,844	$-	$65,938
Costs & expenses	37,463	1,321	7,362	46,146
Depreciation & amortization	1,971	14	64	2,049
Operating income (loss)	$22,660	$2,509	$(7,426)	$17,743

2012
Revenues	$49,042	$2,940	$-	$51,982
Costs & expenses	32,606	1,075	6,260	39,941
Amortization of acquisition-related
intangible assets	81	-	-	81
Depreciation & amortization	1,247	14	58	1,319
Operating income (loss)	$15,108	$1,851	$(6,318)	$10,641

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended June 30 (in thousands):

	2013	2012
Total segment operating income	$25,169	$16,959
Other reconciling items	(7,426)	(6,318)
Other expense, net	(2)	-
Consolidated income before income taxes	$17,741	$10,641

The table below reflects summarized financial information for the Company’s reportable segments for the six months ended June 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2013
Revenues	$120,136	$7,026	$-	$127,162
Costs & expenses	72,338	2,526	14,756	89,620
Depreciation & amortization	3,918	29	129	4,076
Operating income (loss)	$43,880	$4,471	$(14,885)	$33,466

2012
Revenues	$94,754	$5,971	$-	$100,725
Costs & expenses	63,022	2,074	12,489	77,585
Amortization of acquisition-related
intangible assets	161	-	-	161
Depreciation & amortization	2,481	28	121	2,630
Operating income (loss)	$29,090	$3,869	$(12,610)	$20,349

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the six months ended June 30 (in thousands):

	2013	2012
Total segment operating income	$48,351	$32,959
Other reconciling items	(14,885)	(12,610)
Other expense, net	(21)	(1)
Consolidated income before income taxes	$33,445	$20,348

For the three- and six-month periods ended June 30, 2013, the Company’s Texas portal contract accounted for approximately 22% and 23%, respectively, of the Company’s total consolidated revenues. For the three- and six-month periods ended June 30, 2012, the Company’s Texas portal contract accounted for approximately 20% and 21%, respectively, of the Company’s total consolidated revenues. No other state portal contract accounted for more than 10% of the Company’s total consolidated revenues for the three- and six-month periods ended June 30, 2013 or 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (the “Company”, “NIC”, “we” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, NIC’s ability to  successfully integrate into its operations recently awarded eGovernment contracts; NIC’s ability to implement its new portal contracts in a timely and cost-effective manner; NIC’s ability to successfully increase the adoption and use of eGovernment services; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; NIC’s ability to collect outstanding accounts receivable from the Commonwealth of Pennsylvania; the success of the Company in renewing existing contracts and in signing contracts with new states and federal government agencies; continued favorable government legislation; NIC’s ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; the possibility of security breaches through cyber-attacks; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2012 Annual Report on Form 10-K filed on February 28, 2013 with the SEC. Investors should read all of these discussions of risks carefully.

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

Any renewal of the outsourced portal contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. In addition, 15 contracts under which we provide outsourced state portal services can be terminated without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 54% and 55%, respectively, of our total consolidated revenues for the three- and six-month periods ended June 30, 2013. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Arkansas, Colorado, Indiana, Montana, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below regarding the expiration of contracts with the Commonwealth of Virginia and the state of Arizona.

In our software & services businesses, the majority of our revenues are generated from a contract with a federal agency, the Federal Motor Carrier Safety Administration (“FMCSA”), to provide outsourced services through our NIC Technologies subsidiary. NIC Technologies has a contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model. During the first quarter of 2013, the FMCSA exercised the third of its four one-year renewal options for the PSP contract, extending its term through February 16, 2014. NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies. Its contract with the state of Michigan expires on September 30, 2013, and its contract with the Federal Election Commission (“FEC”) expired on June 30, 2013. For each of the three- and six-month periods ended June 30, 2013, revenues from the FEC contract accounted for less than 1% of our total consolidated revenues.

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

As of June 30, 2013, there were nine contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following June 30, 2013. Collectively, revenues generated from these contracts represented 21% of our total consolidated revenues for each of the three- and six-month periods ended June 30, 2013. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation on our part, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

The contract under which our subsidiary, Virginia Interactive, LLC (“VI”), provided outsourced portal services to agencies of the Commonwealth of Virginia, expired on August 31, 2012. As more fully disclosed in a Form 8-K filed by us with the SEC on April 18, 2012, VI chose not to agree to terms mandated by the Commonwealth of Virginia for a new contract. Beginning September 1, 2012, VI began providing transition services as required by the contract, and may do so for up to one year following the contract expiration to the extent requested by agencies of the Commonwealth of Virginia. During the second quarter of 2013, VI signed an agreement with a state agency to provide eGovernment services for an additional 18 months through February 28, 2015, which includes an option for the agency to extend the contract for one additional six-month period through August 31, 2015. During the third quarter of 2013, VI signed an agreement with a second state agency to provide eGovernment services for an additional 12 months through August 31, 2014, which includes an option for the agency to extend the contract for one additional 12-month period through August 31, 2015. We have evaluated the costs which may be incurred in transitioning out of VI’s contract with the Commonwealth of Virginia, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on our consolidated results of operations, cash flows, or financial condition. For each of the three- and six-month periods ended June 30, 2013, revenues from the Virginia portal contract accounted for approximately 2% of our total consolidated revenues.

During the first quarter of 2013, our subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. The contract under which NICUSA provided outsourced portal services to agencies of the state of Arizona expired on June 26, 2013. However, during the second quarter of 2013, we received a six month contract extension from the state of Arizona to provide transition services through December 26, 2013, which includes options for the government to extend the contract for two additional three-month periods. We have evaluated the costs which may be incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on our consolidated results of operations, cash flows, or financial condition. For each of the three- and six-month periods ended June 30, 2013, revenues from the Arizona portal contract accounted for approximately 2% of our total consolidated revenues.

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

●
Portal management:  these are revenues from the performance of fixed fee portal management services for our government partners in the states of Arizona, Indiana and Delaware and are generally recurring.

 Our software & services businesses

NIC Technologies currently derives a significant portion of its revenues from its contract with the FMCSA to develop and manage the PSP for motor carriers nationwide, using a self-funded, transaction-based business model. NIC Technologies recognizes revenues from this contract (primarily transaction-based information access fees) when the services are provided. NIC Technologies also derives a portion of its revenues from fixed fee and time and materials application development and outsourced maintenance contracts with other government agencies and recognizes revenues as services are provided.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from the information provided under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and six-month periods ended June 30, 2013 and 2012. This discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes included in this Form 10-Q.

	Three months ended		Six months ended
	June 30,		June 30,
Key Financial Metrics	2013	2012	2013	2012
Revenue growth - outsourced portals	27%	12%	27%	13%
Same state revenue growth - outsourced portals	19%	6%	18%	8%
Recurring portal revenue as a % of total portal revenues	94%	90%	95%	91%
Gross profit % - outsourced portals	44%	38%	44%	37%
Revenue growth - software & services	31%	11%	18%	19%
Gross profit % - software & services	69%	66%	67%	67%
Selling & administrative expenses as a % of total revenues	15%	16%	15%	16%
Operating income margin % (operating income as a % of total revenues)	27%	20%	26%	20%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended June 30,				Six months ended June 30,
Portal Revenue Analysis	2013	% Change		2012	2013	% Change		2012
DMV transaction-based	$22,030	24%		$17,697	$44,792	28%		$35,116
Non-DMV transaction-based	34,005	40%		24,298	64,175	38%		46,610
Portal software development	3,494	(26%	)	4,697	6,039	(27%	)	8,328
Portal management	2,565	9%		2,350	5,130	9%		4,700
Total	$62,094	27%		$49,042	$120,136	27%		$94,754

Portal revenues in the current quarter increased 27%, or approximately $13.1 million, over the prior year quarter. Of this increase, (i) 19%, or approximately $9.2 million, was attributable to an increase in same state portal revenues (portals in operation and generating revenues for two full periods); and (ii) 8%, or approximately $3.9 million, was attributable to increases from our newer portals in Maryland, which began to generate revenues in May 2012; Oregon, which began to generate revenues in June 2012; and Pennsylvania, which began to generate revenues in January 2013. As further discussed in Note 1 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q and in Liquidity and Capital Resources below, we have yet to collect any amounts due from the Commonwealth of Pennsylvania and currently are unable to estimate the amount or range of amounts, if any, we may not be able to collect from the Commonwealth.

Same state portal revenues in the current quarter increased 19% over the prior year quarter, primarily due to higher revenues from our Texas, Colorado, and New Jersey portals, among others. Our same state revenue growth in the current quarter was higher than the 6% revenue growth we achieved in the prior year quarter due mainly to higher same state non-DMV transaction-based revenues and, to a lesser extent, higher same state DMV transaction-based revenues, which were partially offset by lower portal software development revenues. Same state non-DMV transaction-based revenues increased 40% in the current quarter due to strong performance from several key services, including tax filings and motor vehicle registrations in New Jersey, court record searches in Colorado, and the motor vehicle inspection service for the Texas Department of Public Safety (“DPS”) as part of the DPS Direct suite of services that we are implementing for the DPS. Same state non-DMV transaction-based revenue growth was 12% in the prior year quarter. Same state DMV revenues increased 5% in the current quarter compared to a 1% decrease in the prior year quarter, mainly due to an increase in transaction volume at our Texas portal, among others. Our same state portal software development revenues decreased 30% in the current quarter, primarily due to the expiration of certain Master Work Order projects in Texas on August 31, 2012.

Portal revenues for the six-month period ended June 30, 2013 increased 27%, or approximately $25.4 million, over the prior year period. Of this increase, (i) 18%, or approximately $16.5 million, was attributable to an increase in same state portal revenues; and (ii) 9%, or approximately $8.9 million, was attributable to increases from our newer portals in Maryland, Oregon and Pennsylvania. See the discussion above regarding the collectability of amounts due from the Commonwealth of Pennsylvania.

Same state portal revenues in the current year-to-date period increased 18% over the prior year period, primarily due to higher revenues from our Texas, New Jersey, Colorado and Indiana portals, among others. Our same state revenue growth in the current year-to-date period was higher than the 8% revenue growth we achieved in the prior year period due mainly to higher same state non-DMV transaction-based revenues and, to a lesser extent, higher same state DMV transaction-based revenues, which were partially offset by lower portal software development revenues. Same state non-DMV transaction-based revenues increased 37% in the current year-to-date period due to strong performance from several key applications, including tax filings and motor vehicle registrations in New Jersey, court record searches in Colorado, and the motor vehicle inspection service for the Texas DPS. Same state non-DMV transaction-based revenue growth was 16% in the prior year-to-date period. Same state DMV transaction-based revenues increased 4% compared to a decrease of 1% in the prior year-to-date period. Our same state portal software development revenues decreased 30% in the current year-to-date period, which was primarily due to the expiration of certain Master Work Order projects in Texas, as discussed above.

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

	Three months ended June 30,			Six months ended June 30,
Cost of Portal Revenue Analysis	2013	% Change	2012	2013	% Change	2012
Fixed costs	$22,195	13%	$19,590	$43,055	13%	$38,151
Variable costs	12,704	16%	10,960	24,606	16%	21,150
Total	$34,899	14%	$30,550	$67,661	14%	$59,301

Cost of portal revenues for the current quarter increased 14%, or approximately $4.3 million, over the prior year quarter. Of this increase, (i) 10%, or approximately $3.0 million, was attributable to an increase in same state cost of portal revenues; and (ii) 4%, or approximately $1.3 million, was attributable to our newer portals in Wisconsin, Pennsylvania, Oregon and Maryland.

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

Our portal gross profit percentage was 44% for the current quarter, up from 38% in the prior year quarter, due mainly to higher revenues from our newer portals in Pennsylvania, Oregon and Maryland and higher same state revenue growth in the current quarter, and to start-up dilution in our Oregon portal in the prior year quarter. See the discussion above in Portal Revenues regarding the collectability of amounts due from the Commonwealth of Pennsylvania. If we are unable to collect, or determine that it is probable that we will not collect, some or all of the amounts due from the Commonwealth of Pennsylvania, our portal gross profit percentage may be adversely affected in the period such amounts are deemed uncollectable. We currently expect to continue to expand our operations in newer portal states, particularly Wisconsin and Pennsylvania, and increase capital expenditures and staffing levels over the remainder of 2013, which we currently expect will increase costs and lower our portal gross profit percentage in those states. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

Cost of portal revenues for the six-month period ended June 30, 2013 increased 14%, or approximately $8.4 million, over the prior year period. Of this increase, (i) 12%, or approximately $7.0 million, was attributable to an increase in same state cost of portal revenues; and (ii) 2%, or approximately $1.4 million, was attributable to our newer portals in Wisconsin, Pennsylvania, Oregon and Maryland. The increase in same state cost of portal revenues in the current year-to-date period was partially attributable to higher employee compensation and benefit costs across various portals and certain costs related to, in part, the motor vehicle inspection service as part of the Texas DPS, as further discussed above. In addition, the increase in the current year-to-date period was partially attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher transaction volumes from our portals in New Jersey, Texas and Colorado, as further discussed above.

Our portal gross profit percentage was 44% for the six-month period ended June 30, 2013, up from 37% in the prior year period due mainly to higher revenues from our newer portals in Pennsylvania, Oregon and Maryland and higher same state revenue growth in the current year-to-date period, and to start-up dilution in our Oregon portal in the prior year-to-date period, as discussed above. See the discussion above regarding the collectability of amounts due from the Commonwealth of Pennsylvania.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended June 30,			Six months ended June 30,
Software & Services Revenue Analysis	2013	% Change	2012	2013	% Change	2012
NIC Technologies	$2,897	15%	$2,519	$5,623	10%	$5,134
Other	947	125%	421	1,403	68%	837
Total	$3,844	31%	$2,940	$7,026	18%	$5,971

Software & services revenues in the current quarter and year-to-date periods increased 31% and 18%, or approximately $0.9 million and $1.1 million, respectively, over the prior year periods. The increases were primarily due to (i) higher revenues in the current quarter and year-to-date periods from our contract with the FMCSA ($0.3 million and $0.5 million, respectively), as a result of increased adoption of the PSP compared to the prior year periods; and (ii) a new construction lien service in North Carolina which commenced in April 2013 and generated approximately $0.5 million of revenues in the current quarter.

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues in the current quarter and year-to-date periods increased 18% and 17%, or approximately $0.2 million and $0.3 million, respectively, compared to the prior year periods. Our software & services gross profit percentage in the current quarter and year-to-date periods was 69% and 67%, respectively, compared to 66% and 67%, respectively, in the prior year periods. The increase in the gross profit percentage in the current quarter was primarily due to higher revenues from the PSP and North Carolina construction lien service, as further discussed above.

SELLING & ADMINISTRATIVE. Selling & administrative expenses in the current quarter and year-to-date periods increased 20% and 21%, or approximately $1.7 million and $3.3 million, respectively, over the prior year periods. In the current quarter and year-to-date periods, legal fees and other third-party costs related to the previously disclosed SEC matter, net of directors’ and officers’ liability insurance, increased approximately $0.3 million and $0.6 million, respectively, over the prior year periods, while other selling & administrative expenses increased by approximately $1.4 million and $2.7 million, respectively, due mainly to higher personnel and software and maintenance costs to support and enhance corporate-wide information technology, security and portal operations, and higher management incentive compensation and benefit costs. As a percentage of total consolidated revenues, selling & administrative expenses were 15% in both the current quarter and year-to-date periods, compared to 16% in both of the prior year periods.

In the current quarter and year-to-date periods, we incurred approximately $1.9 million and $3.7 million, respectively, of legal fees and other third-party costs related to the SEC matter. These expenses were reduced by approximately $1.5 million and $2.9 million, respectively, of reimbursement by the Company’s directors’ and officers’ liability insurance carrier, resulting in a net expense of approximately $0.4 million and $0.8 million, respectively, related to the SEC matter in the current quarter and year-to-date periods. In the prior year quarter and year-to-date periods, we incurred approximately $1.5 million and $2.3 million, respectively, in legal fees and other third-party costs related to the SEC matter. These expenses were reduced by approximately $1.4 million and $2.1 million, respectively, of reimbursement from our directors’ and officers’ liability insurance carrier, resulting in a net expense of approximately $0.1 million and $0.2 million related to the SEC matter in the prior year periods.

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

DEPRECIATION & AMORTIZATION. Depreciation & amortization expense in the current quarter and year-to-date periods increased 55%, or approximately $0.7 million and $1.4 million, respectively, over the prior year periods. These increases were primarily attributable to (i) capital expenditures related to the motor vehicle inspection service for the Texas DPS as part of the DPS Direct suite of services, which launched in September 2012; and (ii) capital expenditures for our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure. As a percentage of total consolidated revenues, depreciation & amortization was 3% for all periods presented.

INCOME TAXES. Our effective tax rate in the current quarter and year-to-date periods was approximately 39% and 38%, respectively, compared to 43% and 42%, respectively, in the prior year periods. Our effective tax rate in the current quarter was lower than in the prior year quarter mainly due to a change in apportionment methodology for certain states and the effect of a favorable benefit related to the federal research and development tax credit totaling approximately $0.1 million. Our effective tax rate in the current year-to-date period was lower than in the prior year period mainly due to a change in apportionment methodology for certain states and the effect of a favorable benefit related to the federal research and development tax credit totaling approximately $0.4 million for the year ended December 31, 2012, which was recognized in the first quarter of 2013, and approximately $0.2 million for the six-month period ended June 30, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively extended the federal research and development credit under Internal Revenue Code Section 41 (which previously expired at the end of 2011) through the end of 2013. In accordance with authoritative accounting guidance, we recognized the impact of this legislation for the 2012 tax year in the first quarter of 2013, when the Act was signed into law.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was approximately $19.7 million in the current year-to-date period as compared to $10.0 million in the prior year period. The increase in cash flow from operations in the current period was primarily the result of (i) an increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation; (ii) a decrease in prepaid expenses & other current assets primarily due to timing of prepaid quarterly income tax payments in the current period; and (iii) an increase in accounts payable due to timing of payments to our government partners. These increases were offset partially by an increase in accounts receivable due to higher revenues across our portal businesses, including our newer state portals (particularly Pennsylvania, as further discussed below in the Liquidity section) and from certain new applications, as well as the timing of collections from credit/debit card transactions in the current period.

Investing Activities

Net cash used in investing activities was approximately $3.0 million in both the current and prior year-to-date periods. Investing activities in the current and prior year periods primarily reflect $2.3 million and $2.7 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses including capital expenditures relating to the motor vehicle inspection service for the Texas DPS as part of the DPS Direct suite of services discussed above, in our newer state portals and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment. In addition, in the current and prior year-to-date periods we capitalized approximately $0.7 million and $0.3 million, respectively, of internal-use software development costs related to the standardization of centralized customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing Activities

Net cash provided by financing activities was approximately $1.6 million in both the current and prior year-to-date periods, primarily reflecting the receipt of approximately $0.9 million and $0.8 million, respectively, in proceeds from our employee stock purchase program and tax deductions of approximately $0.7 million and $0.8 million, respectively, related to stock-based compensation.

Liquidity

We recognize revenues primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and also accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended June 30, 2013 and December 31, 2012 were approximately $921.8 million and $1.1 billion, respectively. The Company calculates days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for the three-month periods ended June 30, 2013 and December 31, 2012 was seven and five days, respectively.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $90.1 million at June 30, 2013, from $65.0 million at December 31, 2012. The increase in our working capital is primarily due to net income generated from our operations as further described above. Our current ratio, defined as current assets divided by current liabilities, was 2.3 and 2.0 at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, our unrestricted cash balance was $80.7 million compared to $62.4 million at December 31, 2012. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments (if any) for at least the next 12 months without the need of additional capital. We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility. In total, we had $3.4 million in available capacity to issue additional letters of credit and $8.4 million of unused borrowing capacity at June 30, 2013 under the facility. We were in compliance with all of the financial covenants under the revolving credit facility at June 30, 2013.

We issue letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the May 1, 2015 expiration date of the credit agreement. We had unused outstanding letters of credit totaling approximately $1.6 million at June 30, 2013. We are not currently required to cash collateralize these letters of credit. However, even though we currently expect to be profitable in fiscal 2013, we may not be able to sustain or increase profitability on a quarterly or annual basis. We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability. If we are not able to sustain profitability, our cash collateral requirements may increase. As further discussed in Note 4 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q, on June 28, 2013, we entered into an amendment to extend our credit facility to May 1, 2015.

At June 30, 2013, we were bound by performance bond commitments totaling approximately $6.1 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at June 30, 2013 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.7 million and would have been classified as restricted cash.

We currently expect our capital expenditures to be approximately $5.0 million to $5.5 million in fiscal 2013, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our outsourced portal businesses and in our centralized hosting environment to support and enhance corporate-wide information technology security infrastructure, including Web servers, purchased software, and office equipment.

Our future liquidity may be adversely affected to the extent we are unable to collect amounts due from the Commonwealth of Pennsylvania. As further discussed in Note 1 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q, as of June 30, 2013, we have not collected amounts due from the Commonwealth totaling approximately $5.1 million for revenues earned since the commencement of the contract on January 1, 2013 ($2.6 million in the quarter ended March 31, 2013 and $2.5 million in the quarter ended June 30, 2013) and are currently unable to estimate the amount or range of amounts, if any, we may not be able to collect. If we are unable to collect, or determine it is probable that we will not collect, some or all of the amounts due from the Commonwealth, our results of operations, cash flows, financial condition, and liquidity may be adversely affected.

Our future liquidity may also be adversely affected to the extent we incur obligations to advance or pay significant legal fees and other expenses that are not covered by our directors’ and officers’ liability insurance in connection with the civil action by the SEC against our Chief Financial Officer. Our directors’ and officers’ liability insurance carrier has agreed to reimburse the Company for certain reasonable costs of defense advanced by the Company to our Chief Financial Officer in the SEC civil action, as further discussed above and in Note 5 in the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q. We may need to raise additional capital within the next 12 months to further:

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. As of June 30, 2013, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013. While we have significant operating lease commitments for office space, except for our headquarters those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $1.4 million at June 30, 2013. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the second quarter of 2013, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2013	866	$16.77	N/A	N/A
May 3, 2013	1,377	17.01	N/A	N/A
May 4, 2013	1,464	17.01	N/A	N/A
May 5, 2013	534	17.01	N/A	N/A

ITEM 6. EXHIBITS

10.1
Amended Credit Agreement Dated as of June 28, 2013 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 1, 2013)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: August 1, 2013	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer

NIC Inc.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Amended Credit Agreement Dated as of June 28, 2013 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 1, 2013)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).