Form 10-Q
period 2013-09-30
NIC INC
filed 2013-11-07
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 64,992,096.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$90,929	$62,358
Trade accounts receivable, net (Note 1)	61,045	55,261
Deferred income taxes, net	950	887
Prepaid expenses & other current assets	12,217	9,340
Total current assets	165,141	127,846
Property and equipment, net	14,182	16,025
Intangible assets, net	1,650	1,016
Other assets	259	253
Total assets	$181,232	$145,140

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,847	$43,664
Accrued expenses	22,498	18,948
Other current liabilities	327	208
Total current liabilities	68,672	62,820

Deferred income taxes, net	2,307	2,050
Other long-term liabilities	2,208	1,346
Total liabilities	73,187	66,216

Commitments and contingencies (Notes 1, 2 and 5)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
64,989 and 64,628 shares issued and outstanding	6	6
Additional paid-in capital	87,572	84,308
Retained earnings (accumulated deficit)	20,467	(5,390)
Total stockholders' equity	108,045	78,924
Total liabilities and stockholders' equity	$181,232	$145,140

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended		Nine months ended
	September 30,		September 30,
Revenues:	2013	2012	2013	2012
Portal revenues	$57,721	$50,198	$177,857	$144,952
Software & services revenues	3,609	3,008	10,635	8,979
Total revenues	61,330	53,206	188,492	153,931
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization (Note 1)	39,755	31,794	107,416	91,095
Cost of software & services revenues, exclusive of depreciation & amortization	928	1,079	3,220	3,045
Selling & administrative	10,387	8,218	30,054	24,536
Amortization of acquisition-related intangible assets	-	53	-	214
Depreciation & amortization	2,145	1,606	6,221	4,236
Total operating expenses	53,215	42,750	146,911	123,126
Operating income	8,115	10,456	41,581	30,805
Other income (expense), net	4	-	(17)	(1)
Income before income taxes	8,119	10,456	41,564	30,804
Income tax provision	3,026	4,461	15,707	13,088
Net income	$5,093	$5,995	$25,857	$17,716

Basic net income per share (Note 1)	$0.08	$0.09	$0.39	$0.27
Diluted net income per share (Note 1)	$0.08	$0.09	$0.39	$0.27

Weighted average shares outstanding:
Basic	64,961	64,586	64,854	64,458
Diluted	64,969	64,604	64,861	64,475

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balance, January 1, 2013	64,628	$6	$84,308	$(5,390)	$78,924
Net income	-	-	-	25,857	25,857
Restricted stock vestings	397	-	83	-	83
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	50	-	50
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(124)	-	(2,242)	-	(2,242)
Stock-based compensation	-	-	3,267	-	3,267
Tax deductions relating to stock-based compensation	-	-	1,335	-	1,335
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(133)	-	(133)
Issuance of common stock under employee stock purchase plan	88	-	904	-	904
Balance, September 30, 2013	64,989	$6	$87,572	$20,467	$108,045

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$25,857	$17,716
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangible assets	-	214
Depreciation & amortization	6,221	4,236
Provision for losses on accounts receivable (Note 1)	5,125	157
Stock-based compensation expense	3,267	3,109
Deferred income taxes	(1,142)	1,080
Loss on disposal of property and equipment	17	1
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(10,909)	(5,230)
(Increase) in prepaid expenses & other current assets	(1,541)	(3,607)
(Increase) in other assets	(6)	(8)
Increase in accounts payable	2,183	2,725
Increase in accrued expenses	1,303	1,162
Increase (decrease) in other current liabilities	119	(116)
Increase (decrease) in other long-term liabilities	862	(113)
Net cash provided by operating activities	31,356	21,326

Cash flows from investing activities:
Purchases of property and equipment	(3,945)	(11,374)
Capitalized internal use software development costs	(1,079)	(550)
Net cash used in investing activities	(5,024)	(11,924)

Cash flows from financing activities:
Proceeds from employee common stock purchases	904	806
Tax deductions related to stock-based compensation	1,335	1,197
Net cash provided by financing activities	2,239	2,003

Net increase in cash	28,571	11,405
Cash, beginning of period	62,358	61,639
Cash, end of period	$90,929	$73,044

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$5	$657
Cash payments:
Income taxes paid	$12,744	$11,854
Cash dividends on common stock previously restricted for payment of dividend	$-	$16,231

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Unaudited Consolidated Financial Statements of NIC Inc. and its subsidiaries (“NIC” or the “Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the Unaudited Consolidated Financial Statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries as of the dates and for the interim periods presented. These Unaudited Consolidated Financial Statements and Notes should be read in conjunction with the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013, and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. The consolidated balance sheet data included herein as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating enterprise-wide outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, amortization of acquisition-related intangible assets, and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), subcontractor labor costs, telecommunications, fees required to process credit/debit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities. For the three- and nine-month periods ended September 30, 2013, cost of portal revenues also includes a non-cash pre-tax charge of approximately $5.1 million (approximately $0.05 per share on an after-tax basis) to write-off accounts receivable due from the Commonwealth of Pennsylvania for eGovernment services provided from January 1, 2013 through June 30, 2013, as further discussed below. Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative costs also consist of stock-based compensation and corporate-level expenses for market development and public relations. In addition, selling & administrative costs include legal fees and other third-party costs, net of directors’ and officers’ liability insurance received, incurred in connection with the previously disclosed SEC matter (see Note 5).

Certain prior year amounts have been reclassified to conform to the 2013 presentation.

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

As previously disclosed in prior filings with the SEC, the Company had not collected amounts due from the Commonwealth of Pennsylvania (the “Commonwealth”) totaling approximately $5.1 million for eGovernment services provided by the Company’s subsidiary, Pennsylvania Interactive, LLC, from January 1, 2013 to June 30, 2013. At June 30, 2013, the Company believed these amounts were fully collectible based upon legal review and preliminary discussions with Commonwealth administration officials. Due to the preliminary nature of those discussions, the Company was unable to estimate the amount or range of amounts, if any, that it would not be able to collect from the Commonwealth, as of June 30, 2013. On September 9, 2013, the Company filed a Form 8-K with the SEC disclosing that, due to certain developments, including further discussions with Commonwealth officials, on September 6, 2013, the Company elected not to pursue collection of outstanding accounts receivable from the Commonwealth and recorded a non-cash pre-tax charge of approximately $5.1 million (approximately $0.05 per share on an after-tax basis) in the third quarter of 2013 to write-off amounts due from the Commonwealth through June 30, 2013. The charge is included in cost of portal revenues of the Company’s Unaudited Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2013. The Company continues to provide eGovernment services under the contract with the Commonwealth, but will not recognize revenues under the contract subsequent to June 30, 2013 until the contract becomes self-funded, which occurred in the fourth quarter of 2013.

The Company’s allowance for doubtful accounts at both September 30, 2013 and December 31, 2012 was $0.6 million.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.7 million at both September 30, 2013 and 2012. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income	$5,093	$5,995	$25,857	$17,716
Less: Income allocated to participating securities	(47)	(62)	(271)	(214)
Net income available to common stockholders	$5,046	$5,933	$25,586	$17,502
Denominator:
Weighted average shares - basic	64,961	64,586	64,854	64,458
Performance-based restricted stock awards	8	18	7	17
Weighted average shares - diluted	64,969	64,604	64,861	64,475

Basic net income per share:
Net income	$0.08	$0.09	$0.39	$0.27

Diluted net income per share:
Net income	$0.08	$0.09	$0.39	$0.27

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At September 30, 2013, the amount of cash covered by FDIC deposit insurance was approximately $9.8 million, and approximately $81.1 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the financial statement presentation of an unrecognized tax benefit (“UTB”) when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires that an entity must present a UTB, or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except when certain conditions exist. The new guidance is effective for the Company beginning January 1, 2014. The guidance must be applied to all UTBs that exist as of the effective date and may be applied retrospectively to prior reporting periods presented. The Company is currently evaluating the requirements of this new guidance and has not yet determined the impact, if any, that such new guidance may have on its consolidated financial statements.

2. OUTSOURCED GOVERNMENT CONTRACTS

Outsourced State Portal Contracts

The Company’s outsourced state government portal contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government. The Company’s primary business obligation under these contracts is generally to design, build, and operate Internet-based portals on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. The Company has limited control over the level of fees it is permitted to retain. Any changes made to the amount or percentage of fees retained by NIC, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract to NIC.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. In addition, 15 contracts under which the Company provides outsourced state portal services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 59% and 57%, respectively, of the Company’s total consolidated revenues for the three- and nine-month periods ended September 30, 2013. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Arkansas, Colorado, Indiana, Montana, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contracts with the Commonwealth of Virginia and the state of Arizona.

At September 30, 2013, the Company was bound by performance bond commitments totaling approximately $6.1 million on certain outsourced portal contracts. The Company has never had any defaults resulting in draws on performance bonds. Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

Outsourced Enterprise-Wide State Contracts

The following is a summary of the portals through which the Company provides state-wide outsourced portal management services to multiple government agencies at September 30, 2013:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC*	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	9/25/2014 (9/25/2017)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	6/30/2014
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	12/31/2013
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	In transition period – 12/26/2013 (6/26/2014)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2016 (6/8/2019)
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2014 (8/31/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2015 (2/28/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	11/15/2013
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2013 (12/31/2014)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2015
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2016 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2016 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	12/31/2013
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2016
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2014 (12/31/2017)

*See Note 1 for discussion of the Pennsylvania contract.

During the first quarter of 2013, the Company received a one-year contract extension from the state of Kansas, a two-year contract extension from the state of Nebraska and a four-month contract extension from the state of Vermont. Additionally, the Company received a five-month contract extension from the state of Rhode Island.

During the second quarter of 2013, the Company was awarded a five-year contract by the state of Wisconsin to manage its government portal, which includes an option for the government to extend the contract up to an additional five years. In addition, the Company was awarded a new three-year contract from the state of Vermont, which includes an option for the government to extend the contract for one additional three-year period. The Company also received a two-year contract extension from the state of Idaho, one-year contract extensions from the Commonwealth of Kentucky and the state of New Jersey, and six-month contract extensions from the state of Iowa and the state of Arizona with respect to the expiring Arizona portal contract.

During the third quarter of 2013, the Company received a two-year contract extension from the state of Maine. In addition, the Company received a six-month contract extension from the state of West Virginia and a three-month contract extension from the state of Iowa.

Other Outsourced State Contracts

 The Company’s subsidiary, New Mexico Interactive, LLC, has a contract to manage eGovernment services for the New Mexico Motor Vehicle Division (“MDV”) and its parent, the New Mexico Taxation and Revenue Department. During the second quarter of 2013, the Company received a one-year contract extension from the MDV to management the state’s driver history database through June 30, 2014.

During the second quarter of 2013, the Company’s subsidiary, Virginia Interactive, LLC (“VI”), signed an agreement with the Department of Game and Inland Fisheries to provide eGovernment services from September 1, 2013 through February 28, 2015, which includes an option for the agency to extend the contract for one additional six-month period through August 31, 2015. During the third quarter of 2013, VI signed an agreement with the Office of the Executive Secretary of the Supreme Court of Virginia to provide eGovernment services from September 1, 2013 through August 31, 2014, which includes an option for the agency to extend the contract for one additional 12-month period through August 31, 2015.

Outsourced Federal Contracts

NIC Technologies has a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model. During the first quarter of 2013, the FMCSA exercised the third of its four one-year renewal options for the PSP contract, extending its term through February 16, 2014. As previously disclosed, the Company’s contract with the Federal Election Commission (“FEC”) to design and develop online federal campaign expenditure and ethics compliance systems expired on June 30, 2013. For the nine-month period ended September 30, 2013, revenues from the FEC contract accounted for less than 1% of the Company’s total consolidated revenues.

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

Expiring Contracts

As of September 30, 2013, there were 15 contracts under which the Company provides outsourced portal services or software development and services that have expiration dates within the 12-month period following September 30, 2013. Collectively, revenues generated from these contracts represented 39% and 38%, respectively, of the Company’s total consolidated revenues for each of the three- and nine-month periods ended September 30, 2013. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

The contract under which the Company’s subsidiary, Virginia Interactive, LLC (“VI”), provided outsourced portal services to agencies of the Commonwealth of Virginia expired on August 31, 2012. As more fully disclosed in a Form 8-K filed by the Company with the SEC on April 18, 2012, VI chose not to agree to terms mandated by the Commonwealth of Virginia for a new contract. VI provided transition services as required by the contract through August 31, 2013. The costs incurred in transitioning out of VI’s contract with the Commonwealth of Virginia, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For each of the three- and nine-month periods ended September 30, 2013, revenues from the Virginia portal contract accounted for approximately 2% of the Company’s total consolidated revenues. The Company continues to provide eGovernment services to two agencies of the Commonwealth of Virginia, as further discussed above under, Other Outsourced State Contracts.

During the first quarter of 2013, the Company’s subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. The contract under which NICUSA provided outsourced portal services to agencies of the state of Arizona expired on June 26, 2013. However, during the second quarter of 2013, the Company received a six-month contract extension from the state of Arizona to provide transition services through December 26, 2013, which includes options for the government to extend the contract for two additional three-month periods. The Company has evaluated the costs which may be incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For each of the three- and nine-month periods ended September 30, 2013, revenues from the Arizona portal contract accounted for approximately 1% of the Company’s total consolidated revenues.

3. STOCK BASED COMPENSATION

During the three- and nine-month periods ended September 30, 2013, the Board of Directors of the Company granted to certain management-level employees, executive officers, and non-employee directors, service-based restricted stock awards totaling 10,333 shares and 279,689 shares, respectively, with a grant-date fair value totaling approximately $0.2 million and $4.6 million, respectively. Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company excludes compensation cost related to awards not expected to vest based upon estimated forfeitures.

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

The following table presents stock-based compensation expense included in the Company’s Unaudited Consolidated Statements of Income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of portal revenues, exclusive of depreciation & amortization	$282	$296	$845	$784
Cost of software & services revenues, exclusive of depreciation & amortization	13	17	48	47
Selling & administrative	895	939	2,374	2,278
Stock-based compensation expense before income taxes	1,190	1,252	3,267	3,109
Income tax benefit	(444)	(534)	(1,235)	(1,321)
Net stock-based compensation expense	$746	$718	$2,032	$1,788

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

The Company was in compliance with each of the covenants listed above at September 30, 2013. The Company issues letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of its outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.6 million and $1.7 million, respectively, at September 30, 2013 and December 31, 2012. The Company is not currently required to cash collateralize these letters of credit. The Company had $3.4 million in available capacity to issue additional letters of credit and $8.4 million of unused borrowing capacity at September 30, 2013 under the facility. Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

5. COMMITMENTS AND CONTINGENCIES

SEC Matter

Selling & administrative expenses for the three-month period ended September 30, 2013 include approximately $3.5 million of legal fees and other third-party costs related to the previously disclosed SEC matter. These expenses were reduced by approximately $2.8 million of reimbursement by the Company’s directors’ and officers’ liability insurance carrier that is expected to be collected subsequent to September 30, 2013, resulting in a net expense of approximately $0.7 million related to the SEC matter. Selling & administrative expenses for the nine-month period ended September 30, 2013 include approximately $7.2 million of legal fees and other third party costs related to the SEC matter. These expenses were reduced by approximately $5.7 million of insurance reimbursement, resulting in a net expense of approximately $1.5 million related to the SEC matter. Selling & administrative expenses for the three- and nine-month periods ended September 30, 2012 include approximately $1.1 million and $3.4 million, respectively, of legal fees and other third party costs related to the SEC matter. These expenses were reduced by approximately $1.0 million and $3.0 million, respectively, of insurance reimbursement, resulting in a net expense of approximately $0.1 million and $0.4 million, respectively, for the three- and nine-month periods ended September 30, 2012. The Company promptly submits any invoices potentially reimbursable under its directors’ and officers’ liability insurance policies to its carrier for reimbursement. For expenses that are subject to reimbursement, the Company does not generally receive reimbursement for 90 to 120 days. To the extent that the carrier agrees to reimburse the Company for expenses previously recorded in selling & administrative expenses, the Company treats any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.

The Company expects to continue to incur obligations to advance legal fees and other expenses to the Company’s Chief Financial Officer in connection with the previously disclosed civil action by the SEC against him. The Company is not party to the civil action, but is obligated to provide indemnification in certain circumstances (including advancing certain defense costs) to its Chief Financial Officer in accordance with the Company’s certificate of incorporation and bylaws and its indemnification agreement with him. In addition, the Company expects to continue to incur costs responding to subpoenas and other discovery requests relating to the civil action. The civil action seeks from the Company’s Chief Financial Officer civil money penalties, and an injunction against further violations of certain federal securities laws, a prohibition against his acting as an officer or director of a publicly-traded company, and disgorgement. The Company’s directors’ and officers’ liability insurance carrier has agreed to reimburse the Company for reasonable costs of defense advanced by the Company to its Chief Financial Officer in the SEC civil action, subject to the policy limits of the applicable insurance policy. The Company currently anticipates that the policy limits may be reached in the fourth quarter, and in that event the Company would not be entitled to any further reimbursements from the insurance carrier in excess of the limits. Because the Company is not directly involved in the defense of the proceeding and because of the inherent uncertainty in predicting any future settlement or judicial decision and any indemnification obligation of the Company in connection with any such resolution, the Company is not able to estimate or predict the extent of any indemnification obligation of the Company to its Chief Financial Officer or other costs resulting from the civil action, the amount or timing of and eligibility for reimbursements from the Company’s directors’ and officers’ liability insurance carrier associated with the civil action, any possible loss or possible range of loss associated with the civil action, or any potential effect on the Company’s business, results of operations, cash flows, or financial condition. On July 12, 2013, attorneys for both the SEC and the Company’s Chief Financial Officer filed motions for summary judgment, seeking to limit the claims to be tried. On October 15, 2013, the court granted in part and denied in part each party’s motion for summary judgment. The case is presently set for trial to begin on November 12, 2013, in the U.S. District Court for the District of Kansas in Kansas City, Kansas.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently a party to any material legal proceedings.

6. INCOME TAXES

The Company’s effective tax rate was approximately 37% and 38%, respectively, for the three- and nine-month periods ended September 30, 2013, compared to 43% and 42%, respectively, in the corresponding prior year periods. The Company’s effective tax rate in the current quarter was lower than the prior year quarter mainly due to a change in apportionment methodology for certain states and the effect of a favorable benefit related to the federal research and development tax credit totaling approximately $0.2 million for the three-month period ended September 30, 2013. The Company’s effective tax rate in the current year-to-date period was lower than the prior year period mainly due to a change in apportionment methodology for certain states and the effect of a favorable benefit related to the federal research and development tax credit totaling approximately $0.5 million for the year ended December 31, 2012, which was recognized in 2013, and approximately $0.3 million for the nine-month period ended September 30, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively extended the federal research and development credit under Internal Revenue Code Section 41 (which previously expired at the end of 2011) through the end of 2013. In accordance with authoritative accounting guidance, the Company recognized the impact of this legislation for the 2012 tax year in 2013, when the Act was signed into law.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three months ended September 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2013
Revenues	$57,721	$3,609	$-	$61,330
Costs & expenses	42,577	1,057	7,436	51,070
Depreciation & amortization	2,052	13	80	2,145
Operating income (loss)	$13,092	$2,539	$(7,516)	$8,115

2012
Revenues	$50,198	$3,008	$-	$53,206
Costs & expenses	34,030	1,219	5,842	41,091
Amortization of acquisition-related
intangible assets	53	-	-	53
Depreciation & amortization	1,532	16	58	1,606
Operating income (loss)	$14,583	$1,773	$(5,900)	$10,456

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended September 30 (in thousands):

	2013	2012
Total segment operating income	$15,631	$16,356
Other reconciling items	(7,516)	(5,900)
Other income, net	4	-
Consolidated income before income taxes	$8,119	$10,456

 The table below reflects summarized financial information for the Company’s reportable segments for the nine months ended September 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2013
Revenues	$177,857	$10,635	$-	$188,492
Costs & expenses	114,915	3,583	22,192	140,690
Depreciation & amortization	5,969	41	211	6,221
Operating income (loss)	$56,973	$7,011	$(22,403)	$41,581

2012
Revenues	$144,952	$8,979	$-	$153,931
Costs & expenses	97,052	3,293	18,331	118,676
Amortization of acquisition-related
intangible assets	214	-	-	214
Depreciation & amortization	4,013	44	179	4,236
Operating income (loss)	$43,673	$5,642	$(18,510)	$30,805

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the nine months ended September 30 (in thousands):

	2013	2012
Total segment operating income	$63,984	$49,315
Other reconciling items	(22,403)	(18,510)
Other expense, net	(17)	(1)
Consolidated income before income taxes	$41,564	$30,804

For the three- and nine-month periods ended September 30, 2013, the Company’s Texas portal contract accounted for approximately 24% and 23%, respectively, of the Company’s total consolidated revenues. For each of the three- and nine-month periods ended September 30, 2012, the Company’s Texas portal contract accounted for approximately 21% of the Company’s total consolidated revenues. No other state portal contract accounted for more than 10% of the Company’s total consolidated revenues for the three- and nine-month periods ended September 30, 2013 or 2012.

8. SUBSEQUENT EVENT

On October 28, 2013, the Company’s Board of Directors declared a special cash dividend of $0.35 per share, payable to stockholders of record as of November 8, 2013. The dividend, which is expected to total approximately $23.0 million based on the current number of shares outstanding, will be paid on January 2, 2014, out of the Company’s available cash. In addition, holders of performance-based restricted stock on the record date will accrue dividend equivalents that may be earned and become payable in the form of shares of common stock at the end of the respective performance period to the extent that the underlying shares of restricted stock are earned.

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

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, NIC’s ability to  successfully integrate into its operations recently awarded eGovernment contracts; NIC’s ability to implement its new portal contracts in a timely and cost-effective manner; NIC’s ability to successfully increase the adoption and use of eGovernment services; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; the success of the Company in renewing existing contracts and in signing contracts with new states and federal government agencies; continued favorable government legislation; NIC’s ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; the possibility of security breaches through cyber-attacks; legal fees and other expenses related to the SEC matter in excess of directors’ and officers’ liability insurance policy limits; general economic conditions; and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2012 Annual Report on Form 10-K filed on February 28, 2013 with the SEC. Investors should read all of these discussions of risks carefully.

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

Any renewal of the outsourced portal contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date upon specific cause events that are not cured within a specified period. In addition, 15 contracts under which we provide outsourced state portal services can be terminated without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 59% and 57%, respectively, of our total consolidated revenues for the three- and nine-month periods ended September 30, 2013. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Arkansas, Colorado, Indiana, Montana, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below regarding the expiration of contracts with the Commonwealth of Virginia and the state of Arizona and the discussion below related to our contract with the Commonwealth of Pennsylvania.

In our software & services businesses, the majority of our revenues are generated from a contract with a federal agency, the Federal Motor Carrier Safety Administration (“FMCSA”), to provide outsourced services through our NIC Technologies subsidiary. NIC Technologies has a contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model. During the first quarter of 2013, the FMCSA exercised the third of its four one-year renewal options for the PSP contract, extending its term through February 16, 2014. NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies. Its contract with the state of Michigan expires on December 31, 2013, and its contract with the Federal Election Commission (“FEC”) expired on June 30, 2013. For the nine-month period ended September 30, 2013, revenues from the FEC contract accounted for less than 1% of our total consolidated revenues.

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

As of September 30, 2013, there were 15 contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following September 30, 2013. Collectively, revenues generated from these contracts represented 39% and 38%, respectively, of our total consolidated revenues for each of the three- and nine-month periods ended September 30, 2013. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation on our part, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

The contract under which our subsidiary, Virginia Interactive, LLC (“VI” or “Virginia Interactive”), provided outsourced portal services to agencies of the Commonwealth of Virginia, expired on August 31, 2012. As more fully disclosed in a Form 8-K filed by us with the SEC on April 18, 2012, VI chose not to agree to terms mandated by the Commonwealth of Virginia for a new contract. VI provided transition services as required by the contract through August 31, 2013. The costs we incurred in transitioning out of VI’s contract with the Commonwealth of Virginia, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on our consolidated results of operations, cash flows, or financial condition. For each of the three- and nine-month periods ended September 30, 2013, revenues from the Virginia portal contract accounted for approximately 2% of our total consolidated revenues.

During the second quarter of 2013, VI signed an agreement with an agency of the Commonwealth of Virginia to provide eGovernment services for an additional 18 months through February 28, 2015, which includes an option for the agency to extend the contract for one additional six-month period through August 31, 2015. During the third quarter of 2013, VI signed an agreement with a second state agency to provide eGovernment services for an additional 12 months through August 31, 2014, which includes an option for the agency to extend the contract for one additional 12-month period through August 31, 2015.

During the first quarter of 2013, our subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. The contract under which NICUSA provided outsourced portal services to agencies of the state of Arizona expired on June 26, 2013. However, during the second quarter of 2013, we received a six-month contract extension from the state of Arizona to provide transition services through December 26, 2013, which includes options for the government to extend the contract for two additional three-month periods. We have evaluated the costs which may be incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on our consolidated results of operations, cash flows, or financial condition. For each of the three- and nine-month periods ended September 30, 2013, revenues from the Arizona portal contract accounted for approximately 1% of our total consolidated revenues.

REVENUE RECOGNITION

We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category includes revenues and cost of revenues primarily from our subsidiaries operating state and local government portals on an enterprise-wide outsourced basis. The software & services category primarily includes revenues and cost of revenues from our subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. We currently derive revenues from three main sources: transaction-based fees, time and materials-based fees for application development, and fixed fees for portal management services. Each of these revenue types and the corresponding business models are further described below. As further discussed in Note 1 of the Unaudited Notes to Consolidated Financial Statements, we will not recognize revenues under the contract with the Commonwealth of Pennsylvania subsequent to June 30, 2013 until the contract becomes self-funded, which occurred in the fourth quarter of 2013.

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

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and nine-month periods ended September 30, 2013 and 2012. This discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Form 10-Q.

Due to the expiration of Virginia Interactive’s contract with the Commonwealth of Virginia, as further discussed above, the operating results for our Virginia portal have been removed from the same state category for the three- and nine-month periods ended September 30, 2013 as it no longer meets the definition of a same state portal (portals in operation and generating revenues for two full periods).

	Three months ended		Nine months ended
	September 30,		September 30,
Key Financial Metrics	2013	2012	2013	2012
Revenue growth - outsourced portals	15%	14%	23%	13%
Same state revenue growth - outsourced portals	15%	8%	17%	7%
Recurring portal revenue as a % of total portal revenues	93%	92%	94%	92%
Gross profit % - outsourced portals	31%	37%	40%	37%
Revenue growth - software & services	20%	6%	18%	14%
Gross profit % - software & services	74%	64%	70%	66%
Selling & administrative expenses as a % of total revenues	17%	15%	16%	16%
Operating income margin % (operating income as a % of total revenues)	13%	20%	22%	20%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
Portal Revenue Analysis	2013	% Change	2012	2013	% Change	2012
DMV transaction-based	$19,037	2%	$18,575	$63,829	19%	$53,691
Non-DMV transaction-based	32,197	27%	25,290	96,372	34%	71,900
Portal software development	3,922	(1%)	3,955	9,961	(19%)	12,283
Portal management	2,565	8%	2,378	7,695	9%	7,078
Total	$57,721	15%	$50,198	$177,857	23%	$144,952

Portal revenues in the current quarter increased 15%, or approximately $7.5 million, over the prior year quarter, mainly due to an increase in same state portal revenues (portals in operation and generating revenues for two full periods). Portal revenues totaling approximately $0.4 million from our newer portal in Wisconsin, which began to generate DMV revenues in September 2013 were offset by a decrease in portal revenues of approximately $0.4 million from our Virginia portal due to the contract expiration, as further discussed above.

Same state portal revenues in the current quarter increased 15% over the prior year quarter, primarily due to higher revenues from our Texas, Colorado, and New Jersey portals, among others. Our same state revenue growth in the current quarter was higher than the 8% revenue growth we achieved in the prior year quarter due mainly to higher same state non-DMV transaction-based revenues and, to a lesser extent, higher same state DMV transaction-based revenues, which were partially offset by lower portal software development revenues. Same state non-DMV transaction-based revenues increased 28% in the current quarter due to strong performance from several key services, including tax filings and motor vehicle registrations in New Jersey, court record searches in Colorado, and the motor vehicle inspection service for the Texas Department of Public Safety (“DPS”) as part of the DPS Direct suite of services that we are implementing for the DPS. Same state non-DMV transaction-based revenue growth was 21% in the prior year quarter. Same state DMV revenues increased 5% in the current quarter compared to a 3% decrease in the prior year quarter, mainly due to an increase in transaction volumes at our Texas portal, among others and, to a lesser extent, a DMV price increase in a medium sized portal that became effective in the current quarter. Our same state portal software development revenues decreased 10% in the current quarter, primarily due to the expiration of certain Master Work Order projects in Texas on August 31, 2012.

Portal revenues for the nine-month period ended September 30, 2013 increased 23%, or approximately $32.9 million, over the prior year period. Of this increase, (i) 17%, or approximately $24.8 million, was attributable to an increase in same state portal revenues; and (ii) 6%, or approximately $9.1 million, was attributable to increases from our newer portals in Maryland, which began to generate revenues in May 2012; Oregon, which began to generate revenues in June 2012; Pennsylvania, which generated revenues from January 1, 2013 to June 30, 2013 and Wisconsin. These increases were partially offset by a $1.0 million decrease in portal revenues at our Virginia portal due to the contract expiration, as further discussed above. As further discussed in Note 1 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q, we elected not to pursue collection of approximately $5.1 million of outstanding accounts receivable from the Commonwealth of Pennsylvania for eGovernment services provided from January 1, 2013 to June 30, 2013, and recorded a non-cash pre-tax charge of approximately $5.1 million (approximately $0.05 per share on an after-tax basis) in the third quarter of 2013 to write-off amounts due from the Commonwealth through June 30, 2013. We will not recognize revenue under the contract subsequent to June 30, 2013 until the contract becomes self-funded, which occurred in the fourth quarter of 2013.

Same state portal revenues in the current year-to-date period increased 17% over the prior year period, primarily due to higher revenues from our Texas, New Jersey, Colorado and Indiana portals, among others. Our same state revenue growth in the current year-to-date period was higher than the 7% revenue growth we achieved in the prior year period due mainly to higher same state non-DMV transaction-based revenues and, to a lesser extent, higher same state DMV transaction-based revenues, which were partially offset by lower portal software development revenues. Same state non-DMV transaction-based revenues increased 35% in the current year-to-date period due to strong performance from several key applications, including tax filings and motor vehicle registrations in New Jersey, court record searches in Colorado, and the motor vehicle inspection service for the Texas DPS. Same state non-DMV transaction-based revenue growth was 15% in the prior year-to-date period. Same state DMV transaction-based revenues increased 5% compared to a decrease of 1% in the prior year-to-date period, mainly due to an increase in transaction volume at our Texas portal, among others. Our same state portal software development revenues decreased 19% in the current year-to-date period, which was primarily due to the expiration of certain Master Work Order projects in Texas on August 31, 2012, as discussed above.

COST OF PORTAL REVENUES. In the analysis below, we have categorized our cost of portal revenues between fixed and variable costs (in thousands), with the corresponding percentage increase or decrease from the prior year period. Fixed costs include costs such as employee compensation (including stock-based compensation), provision for losses on accounts receivable, subcontractor labor costs, telecommunication, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Variable costs consist of costs that vary with our level of portal revenues and primarily include bank fees required to process credit/debit card and automated clearinghouse transactions and, to a lesser extent, costs associated with revenue share arrangements with our state partners.

	Three months ended September 30,			Nine months ended September 30,
Cost of Portal Revenue Analysis	2013	% Change	2012	2013	% Change	2012
Fixed costs	$28,031	32%	$21,156	$71,086	20%	$59,307
Variable costs	11,724	10%	10,638	36,330	14%	31,788
Total	$39,755	25%	$31,794	$107,416	18%	$91,095

Cost of portal revenues for the current quarter increased 25%, or approximately $8.0 million, over the prior year quarter. Of this increase, (i) 22%, or approximately $7.1 million, was attributable to our newer portals in Wisconsin and Pennsylvania, including the $5.1 million accounts receivable write-off for amounts we elected not to pursue from the Commonwealth of Pennsylvania, as further discussed above and in Note 1 of the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q and $2.0 million in start-up costs related to these newer portals; and (ii) 3%, or approximately $1.2 million, was attributable to an increase in same state cost of portal revenues. These increases were partially offset by a 1%, or approximately $0.3 million, decrease in cost of portal revenues at our Virginia portal due to the contract expiration, as further discussed above.

The increase in same state cost of portal revenues in the current quarter was partially attributable to higher employee compensation and benefit costs across various portals and certain costs related to, in part, the motor vehicle inspection service as part of the DPS Direct suite of services we are implementing in Texas. In addition, the increase in the current quarter was partially attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher transaction volumes from our portals in Texas, Colorado and New Jersey, among others. A significant percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a percentage of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit percentage was 31% for the current quarter, down from 37% in the prior year quarter, due mainly to the $5.1 million accounts receivable write-off recorded in the current quarter for amounts we elected not to pursue from the Commonwealth of Pennsylvania, as further discussed above; and, to a lesser extent, start-up dilution in the current quarter from our Pennsylvania and Wisconsin portals (collectively, $1.7 million). Prospectively from July 1, 2013, we will not recognize revenues for eGovernment services provided to the Commonwealth of Pennsylvania until the contract has become self-funded, which occurred in the fourth quarter of 2013. We currently expect to continue to expand our operations in newer portal states, particularly Wisconsin and Pennsylvania, and increase capital expenditures and staffing levels over the remainder of 2013 which will increase costs and may lower our portal gross profit percentage in those states. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

Cost of portal revenues for the nine-month period ended September 30, 2013 increased 18%, or approximately $16.3 million, over the prior year period. Of this increase, (i) 10%, or approximately $9.2 million, was attributable to an increase in same state cost of portal revenues; and (ii) 8%, or approximately $7.6 million, was attributable to our newer portals in Wisconsin, Pennsylvania, Oregon and Maryland, including the $5.1 million accounts receivable write-off for amounts we elected not to pursue from the Commonwealth of Pennsylvania, as further discussed above. These increases were partially offset by a 1%, or approximately $0.5 million, decrease in cost of portal revenues at our Virginia portal due to the contract expiration, as further discussed above.

The increase in same state cost of portal revenues in the current year-to-date period was partially attributable to higher employee compensation and benefit costs across various portals and certain costs related to, in part, the motor vehicle inspection service as part of the Texas DPS, as further discussed above. In addition, the increase in the current year-to-date period was partially attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher transaction volumes from our portals in Texas, New Jersey and Colorado, as further discussed above.

Our portal gross profit percentage was 40% for the nine-month period ended September 30, 2013, up from 37% in the prior year period due mainly to higher same state revenue growth and higher revenues from our newer portals in Oregon and Maryland in the current year-to-date period, and was partially offset by start-up dilution from our Pennsylvania and Wisconsin portals (collectively, $3.6 million), as further discussed above.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
Software & Services Revenue Analysis	2013	% Change	2012	2013	% Change	2012
NIC Technologies	$2,657	4%	$2,554	$8,280	8%	$7,688
Other	952	110%	454	2,355	82%	1,291
Total	$3,609	20%	$3,008	$10,635	18%	$8,979

Software & services revenues in the current quarter and year-to-date periods increased 20% and 18%, or approximately $0.6 million and $1.7 million, respectively, over the prior year periods. The increases were primarily due to (i) higher revenues in the current quarter and year-to-date periods from our contract with the FMCSA ($0.3 million and $0.8 million, respectively), as a result of increased adoption of the PSP compared to the prior year periods; and (ii) a new construction lien service in North Carolina which commenced in April 2013 and generated approximately $0.4 million and $0.9 million of revenues in the current quarter and year-to-date periods, respectively.

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues for the current quarter decreased 14%, or approximately $0.2 million, from the prior year quarter due mainly to the expiration of our contract with the FEC on June 30, 2013, as further discussed above. Cost of software & services revenues for the current year-to-date period increased 6%, or approximately $0.2 million, over the prior year-to-date period due mainly to the launch of the new construction lien service in North Carolina, as further discussed above.

Our software & services gross profit percentage in the current quarter and year-to-date periods was 74% and 70%, respectively, compared to 64% and 66%, respectively, in the prior year periods. The increase in the gross profit percentage in the current quarter was primarily due to higher revenues from the PSP and North Carolina construction lien service, as further discussed above.

SELLING & ADMINISTRATIVE. Selling & administrative expenses in the current quarter and year-to-date periods increased 26% and 22%, or approximately $2.2 million and $5.5 million, respectively, over the prior year periods. In the current quarter and year-to-date periods, legal fees and other third-party costs related to the previously disclosed SEC matter, net of directors’ and officers’ liability insurance, increased approximately $0.6 million and $1.1 million, respectively, over the prior year periods, while other selling & administrative expenses increased by approximately $1.6 million and $4.3 million, respectively, due mainly to higher personnel and software and maintenance costs to support and enhance corporate-wide information technology, security and portal operations, and higher management incentive compensation and benefit costs. As a percentage of total consolidated revenues, selling & administrative expenses were 17% and 16%, respectively, in the current quarter and year-to-date periods, compared to 15% and 16%, respectively, in the prior year periods.

In the current quarter and year-to-date periods, we incurred approximately $3.5 million and $7.2 million, respectively, of legal fees and other third-party costs related to the SEC matter. These expenses were reduced by approximately $2.8 million and $5.7 million, respectively, of reimbursement by our directors’ and officers’ liability insurance carrier, resulting in a net expense of approximately $0.7 million and $1.5 million, respectively, related to the SEC matter in the current quarter and year-to-date periods. In the prior year quarter and year-to-date periods, we incurred approximately $1.1 million and $3.4 million, respectively, in legal fees and other third-party costs related to the SEC matter. These expenses were reduced by approximately $1.0 million and $3.0 million, respectively, of reimbursement from our directors’ and officers’ liability insurance carrier, resulting in a net expense of approximately $0.1 million and $0.4 million related to the SEC matter in the prior year periods.

We expect to continue to incur obligations to advance legal fees and other expenses to our Chief Financial Officer in connection with the previously disclosed civil action by the SEC against him. We are not a party to the civil action, but are obligated to provide indemnification in certain circumstances (including advancing certain defense costs) to our Chief Financial Officer in accordance with our certificate of incorporation and bylaws and our indemnification agreement with him. In addition, we expect to continue to incur costs responding to subpoenas and other discovery requests relating to the civil action. Our directors’ and officers’ liability insurance carrier has agreed to reimburse us for certain reasonable costs of defense advanced by us to our Chief Financial Officer in the SEC civil action, subject to the policy limits of the applicable insurance policy. We currently anticipate that the policy limits may be reached in the fourth quarter, and in that event we would not be entitled to any further reimbursements from the insurance carrier in excess of the limits. Because we are not directly involved in the defense of the proceeding and because of the inherent uncertainty in predicting any future settlement or judicial decision and any indemnification obligations we may have with any such resolution, we are not able to estimate or predict the extent of any indemnification obligation to our Chief Financial Officer or other costs resulting from the civil action, the amount or timing of and eligibility for reimbursements from our directors’ and officers’ liability insurance carrier associated with the civil action, any possible loss or possible range of loss associated with the civil action, or any potential effect on our business, results of operations, cash flows, or financial condition. We promptly submit any invoices potentially reimbursable under our directors’ and officers’ liability insurance policies to our insurance carrier for reimbursement. For expenses that are subject to reimbursement, we do not generally receive reimbursement for 90 to 120 days. To the extent our directors’ and officers’ liability insurance carrier reimburses us for expenses previously recorded in selling & administrative expenses, we will treat any such reimbursement as a reduction of selling & administrative expenses in the period such reimbursement is determined to be estimable and probable.

DEPRECIATION & AMORTIZATION. Depreciation & amortization expense in the current quarter and year-to-date periods increased 34% and 47%, respectively, or approximately $0.5 million and $2.0 million, respectively, over the prior year periods. These increases were primarily attributable to (i) capital expenditures related to the motor vehicle inspection service for the Texas DPS as part of the DPS Direct suite of services, which launched in September 2012; and (ii) capital expenditures for our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure. As a percentage of total consolidated revenues, depreciation & amortization was 3% for all periods presented.

INCOME TAXES. Our effective tax rate in the current quarter and year-to-date periods was approximately 37% and 38%, respectively, compared to 43% and 42%, respectively, in the prior year periods. Our effective tax rate in the current quarter was lower than in the prior year quarter mainly due to a change in apportionment methodology for certain states and the effect of a favorable benefit related to the federal research and development tax credit totaling approximately $0.2 million. Our effective tax rate in the current year-to-date period was lower than in the prior year period mainly due to a change in apportionment methodology for certain states and the effect of a favorable benefit related to the federal research and development tax credit totaling approximately $0.5 million for the year ended December 31, 2012, which was recognized in 2013, and approximately $0.3 million for the nine-month period ended September 30, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively extended the federal research and development credit under Internal Revenue Code Section 41 (which previously expired at the end of 2011) through the end of 2013. In accordance with authoritative accounting guidance, we recognized the impact of this legislation for the 2012 tax year in 2013, when the Act was signed into law.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was approximately $31.4 million in the current year-to-date period as compared to $21.3 million in the prior year period. The increase in cash flow from operations in the current period was primarily the result of (i) an increase in operating income, excluding non-cash charges for depreciation & amortization, the provision for losses on accounts receivable, including the write-off of the $5.1 million Pennsylvania receivable, and stock-based compensation; and (ii) a decrease in prepaid expenses & other current assets primarily due to timing of prepaid quarterly income tax payments in the current period. These increases were offset partially by an increase in accounts receivable due to higher revenues across our portal businesses, including our newer state portals and from certain new applications, as well as the timing of collections from credit/debit card transactions in the current period.

Investing Activities

Net cash used in investing activities was approximately $5.0 million in the current year-to-date period as compared to approximately $11.9 million in the prior year period. Investing activities in the current period primarily reflect $3.9 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment. Investing activities in the prior year period primarily reflect $11.4 million of capital expenditures, which were for (i) fixed asset additions and capital expenditures to implement the motor vehicle inspection service for the Texas Department of Public Safety; and (ii) for normal fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment. In addition, in the current and prior year-to-date periods we capitalized approximately $1.1 million and $0.5 million, respectively, of internal-use software development costs related to the standardization of centralized customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing Activities

Net cash provided by financing activities was approximately $2.2 million in the current year-to-date period as compared to approximately $2.0 million in the prior year period. Financing activities in the current and prior year-to-date periods primarily reflect the receipt of approximately $0.9 million and $0.8 million, respectively, in proceeds from our employee stock purchase program and tax deductions of approximately $1.3 million and $1.2 million, respectively, related to stock-based compensation.

Liquidity

We recognize revenues primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and also accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended September 30, 2013 and December 31, 2012 were approximately $830.5 million and $1.1 billion, respectively. We calculate days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for the three-month periods ended September 30, 2013 and December 31, 2012 was seven and five days, respectively.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $96.5 million at September 30, 2013, from $65.0 million at December 31, 2012. The increase in our working capital is primarily due to net income generated from our operations as further described above. Our current ratio, defined as current assets divided by current liabilities, was 2.4 and 2.0 at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, our cash balance was $90.9 million compared to $62.4 million at December 31, 2012. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments, if any, for at least the next 12 months without the need of additional capital. We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility. In total, we had $3.4 million in available capacity to issue additional letters of credit and $8.4 million of unused borrowing capacity at September 30, 2013 under the facility. We were in compliance with all of the financial covenants under the revolving credit facility at September 30, 2013.

We issue letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the May 1, 2015 expiration date of the credit agreement. We had unused outstanding letters of credit totaling approximately $1.6 million at September 30, 2013. We are not currently required to cash collateralize these letters of credit. However, even though we currently expect to be profitable in fiscal 2013, we may not be able to sustain or increase profitability on a quarterly or annual basis. We will need to generate sufficient revenues while containing costs and operating expenses if we are to achieve sustained profitability. If we are not able to sustain profitability, our cash collateral requirements may increase.

At September 30, 2013, we were bound by performance bond commitments totaling approximately $6.1 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at September 30, 2013 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.7 million and would have been classified as restricted cash.

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

On October 28, 2013, our Board of Directors declared a special cash dividend of $0.35 per share, payable to stockholders of record as of November 8, 2013. The dividend, which is expected to total approximately $23.0 million based on the current number of shares outstanding, will be paid on January 2, 2014, out of our available cash.

Our future liquidity may be adversely affected to the extent we incur obligations to advance or pay significant legal fees and other expenses that are not covered by our directors’ and officers’ liability insurance in connection with the civil action by the SEC against our Chief Financial Officer. Our directors’ and officers’ liability insurance carrier has agreed to reimburse us for certain reasonable costs of defense advanced by us to our Chief Financial Officer in the SEC civil action, subject to the policy limits of the applicable insurance policy, as further discussed above and in Note 5 in the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q. We may need to raise additional capital within the next 12 months to further:

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. As of September 30, 2013, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013. While we have significant operating lease commitments for office space, except for our headquarters those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $1.6 million at September 30, 2013. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the third quarter of 2013, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 26, 2013	19,533	$17.93	N/A	N/A
August 1, 2013	717	19.16	N/A	N/A
August 6, 2013	20,204	23.20	N/A	N/A

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Income for the three- and nine-months ended September 30, 2013 and 2012, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine-months ended September 30, 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the nine-months ended September 30, 2013 and 2012, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: November 7, 2013	/s/ Stephen M. Kovzan
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

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Income for the three and nine-months ended September 30, 2013 and 2012, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine-months ended September 30, 2013, (iv) Unaudited Consolidated Statements of Cash Flows for the nine-months ended September 30, 2013 and 2012, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).