Form 10-K
period 2013-12-31
NIC INC
filed 2014-02-27
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2013, was approximately $991,897,097 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes.

On February 12, 2014, 65,035,010 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders to be held in 2014 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS
NIC INC.
FORM 10-K ANNUAL REPORT

 PART I

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K regarding NIC Inc. and its subsidiaries (the “Company,” “NIC,” “we,” “our,” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of NIC’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. We will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. No one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting competition issues discussed on page 11, the other specific risk factors discussed on pages 12 to 21, the factors discussed in the introduction to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and commitments and contingencies described in Notes 2, 3, 6, 7 and 9 to the Consolidated Financial Statements included in this Form 10-K. Other factors not presently identified may also cause actual results to differ.

AVAILABLE INFORMATION

Our website address is http://www.egov.com. Through this website, we make available, free of charge, on the Investor Relations section of our website (http://www.egov.com/Investors/Financials/Pages/SEC.aspx) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports (if any), as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available through our website other reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

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

FREQUENTLY USED TERMS

In this Annual Report on Form 10-K, we use the terms “NIC,” “the Company,” “we,” “our,” and “us” to refer to NIC Inc. and its subsidiaries, unless the context otherwise requires. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. We use the term “eGovernment” to refer to electronic government, and we use the term “portal” to refer to an official government website outsourced to NIC. We use the term “enterprise-wide” to refer to our portals that provide state-wide services to multiple government agencies, which excludes our New Mexico portal, which serves only the New Mexico Motor Vehicle Division and its parent (the New Mexico Taxation and Revenue Department) and our agreements to provide eGovernment services for two state agencies in the Commonwealth of Virginia. We also use the term “partner” to refer to our government clients, with whom we have contractual relationships for eGovernment services.

INDUSTRY AND MARKET DATA

Industry and market data and survey and study results disclosed in this Form 10-K were obtained from industry, university, public interest, government and general publications. We have not independently verified the industry and market data or survey or study results obtained from these publications. Actual future industry and market conditions and results may differ materially from the conditions and results forecasted or reported in these publications.

ITEM 1. BUSINESS

Business Overview

NIC is a leading provider of eGovernment services that helps governments use the Internet to reduce internal costs, increase efficiencies, and provide a higher level of service to businesses and citizens. We accomplish this currently through two channels: our primary outsourced portal businesses and our software & services businesses. In our primary outsourced portal businesses, we generally enter into long-term contracts with state and local governments to design, build, and operate Internet-based, enterprise-wide portals on their behalf. These portals consist of websites and applications we have built that allow businesses and citizens to access government information online and complete secure transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. The business model supporting most of our long-term contracts is a self-funded model. Our self-funded business model is one where we absorb the costs to build the portal’s technical infrastructure and develop eGovernment services. After a service has launched, we and our government partners share a portion of the fees generated from electronic transactions, which are paid by the end users of the service. Our government partners benefit by reducing their financial and technology risks, increasing their operational efficiencies, and gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient, and more cost-effective means to interact with governments. We are typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals.

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

Our software & services businesses operate primarily through NIC Technologies, LLC (“NIC Technologies”), our subsidiary, which provides software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies.

Segment Information

Our Outsourced Portals segment is our only reportable segment and generally includes our subsidiaries that operate outsourced state and local government portals and the corporate divisions that support portal operations. The Other Software & Services category primarily includes our subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. For additional information relating to our reportable and operating segments, refer to Note 11 in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

The limits of traditional government transaction methods

Traditionally, government agencies have transacted, and in many cases continue to transact, with businesses and citizens using processes that are inconvenient and labor-intensive, require extensive paperwork, and use outmoded technology and large amounts of scarce staff resources. Transactions and information requests are often made in person or by mail, which increases the potential for the compromise of sensitive personal information or errors that require revisions and follow-ups, particularly if the transactions and information requested are processed manually. Even newer methods, including telephone response systems, rely on multiple systems and potentially incompatible data formats, and require significant expertise and expenditures to introduce and maintain. As a result, businesses and citizens often have no choice but to face costly delays to complete essential tasks. These delays include waiting in line at a government agency, for answers by telephone, for responses by mail, or for payments by check. In addition, government agencies may not use modern methods of electronic payment, leaving businesses and citizens unable to pay certain fees online or at the counter using credit/debit cards or electronic checks, or government agencies may require advance payment rather than monthly billing. Businesses and citizens encounter further inconvenience and delay because they usually can work with government agencies only during normal business hours. Even when electronic alternatives are available, they often require a cumbersome process of multiple contacts with different government agencies or outdated payment methods. Increases in the level of economic activity and in the population have exacerbated these problems and increased the demand for new services.

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

According to the Project’s Spring 2013 survey on Internet access, 85% of all American adults use the Internet, compared to just 64% of all American adults 10 years ago. Nearly all, 91%, use a search engine to find information on the Internet, with 67% using the Internet to visit a local, state, or federal government website. In addition, Americans continue to access the Internet through various devices: 61% of American adults have a laptop computer, 58% have a desktop computer, 56% have a smartphone, 26% own an e-book reader, and 34% own a tablet computer. Among smartphone owners, young adults, minorities, those with no college experience, and those with lower household income levels are more likely than other groups to say that their phone is their main source of Internet access.

This recent data points to a rapid increase in mobile technology use. One goal of the White House 2012 Digital Government Strategy: “Building a 21st Century Platform to Better Serve the American People,” is to “enable the American people and an increasingly mobile workforce to access high-quality digital government information and services anywhere, anytime, on any device.” According to a 2013 Pew study, 63% of all cell phone owners use the device to access the Internet – up from 38% just three years ago. In addition the Pew study noted that “21% of all adult cell phone owners now do most of their online browsing using their mobile phone – and not some other device such as a desktop or laptop computer.”

In its “Analytical Perspectives of the Budget of U.S. Government,” the Office of Management and Budget of the Obama Administration stated that it is committed to building a 21st century government that is more efficient and effective for the American people, with information technology as a critical component of reaching that goal. Therefore, the federal government is planning to invest $82.0 billion on information technology (“IT”) in fiscal year 2014. According to IT consultancy Gartner, worldwide IT spending is estimated to reach $3.8 trillion by the end of 2014, $100 billion more than 2013.

Acceptance of the Internet as a medium for eGovernment

The acceptance of the Internet and electronic commerce presents a significant opportunity for the development of eGovernment, in which government agencies conduct transactions and distribute information over the Internet. By using the Internet, government agencies can increase the volume and efficiency of interactions with constituents without significantly increasing expenditures or demands on current personnel. In addition, regardless of physical distance, businesses and citizens can obtain government information quickly and easily over the Internet. For example, motor vehicle administrators can provide instantaneous responses to auto insurers’ requests for driving record data by allowing controlled access to government databases through the Internet. This online interaction reduces costs for both government and users and decreases response times compared to providing the same data by mail.

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

What We Provide to Governments

We provide Internet-based eGovernment services designed to meet the needs of governments, businesses, and citizens. The key elements of our service delivery are:

Customer-focused, one-stop government portal

Using our marketing and technical expertise and our government experience, we generally design, build, and operate Internet-based portals on an enterprise-wide basis for our state and local government partners and Internet-based services for our federal partners that are designed to meet their needs as well as those of the businesses and citizens they serve. Our enterprise-wide outsourced portals are designed to create a single point of presence on the Internet that allows businesses and citizens to reach the website of every government agency in a specific jurisdiction from one online location. We strive to employ a common look and feel in the websites of all government agencies associated with each state’s government portal and make them useful, appealing, and easy to use. In addition to developing and managing the government portal, we develop applications that allow businesses and citizens to complete processes that have traditionally required separate offline interactions with several different government agencies or older generation electronic access. These applications permit businesses and citizens to conduct transactions with government agencies and to obtain information 24 hours per day and seven days per week using the latest technology and payment methods. We also help our government partners generate awareness and educate businesses and citizens about the availability and potential benefits of eGovernment services.

Compelling and flexible financial models for governments

With our self-funded business model, we allow governments to implement comprehensive eGovernment services at minimal cost and risk. We take on the responsibility and cost of designing, building, and operating government portals and applications, with minimal use of government resources. We employ our technological resources and accumulated expertise to help governments avoid the risks of selecting and investing in new and often untested technologies that may be implemented by unproven third-party providers. We implement our services rapidly, efficiently, and accurately, using our well-tested and reliable infrastructure and processes. Once we establish a portal and the associated applications, we manage transaction flows, data exchange and payment processing, and we fund ongoing costs from the fees received from portal users, who access information and conduct transactions through the portal. A 2013 study by the University of Utah of nearly 1,500 businesses in three NIC partner states, found that 95% approve of their state’s eGovernment services, with 90% preferring to conduct business with state government online and 96% saying that eGovernment services save their business time. In addition, the majority of the businesses surveyed said they believe fees associated with eGovernment services are reasonable and that eGovernment services reinforce the perception that the state is business-friendly. A 2012 study by the University of Utah found that by placing just nine high-volume services online and by utilizing NIC’s self-funded business model, the state of Utah avoided approximately $61 million in costs related to the operations of its official web portal and the development of online services from fiscal years 2007 through 2011. We are also able to provide specific fee-based application and outsourced portal solutions to governments who cannot or do not wish to pursue a self-funded portal solution.

Focused relationship with governments

We form relationships with governments by developing an in-depth understanding of their interests and then aligning our interests with theirs. By tying our revenues to the development of successful services and applications, we work to assure government agencies and constituents that we are focused on their needs. Moreover, we have pioneered and encourage our partners to adopt a model for eGovernment policymaking that involves the formation of oversight boards to bring together interested government agencies, business and consumer groups, and other vested interest constituencies in a single forum. We work within this forum to maintain constant contact with government agencies and constituents and strive to ensure their participation in the development of eGovernment services. We attempt to understand and facilitate the resolution of potential disputes among these participants to maximize the benefits of our services. We also design our services to observe relevant privacy and security regulations, so that they meet the same high standards of integrity, confidentiality, and public service as government agencies strive to observe in their own actions.

Government Contracts

Our outsourced enterprise-wide state contracts

The following is a summary of the portals in each state through which we provide enterprise-wide outsourced portal services to multiple government agencies at December 31, 2013:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC*	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	9/25/2014 (9/25/2017)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	6/30/2014
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016 (8/31/2018)
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2014
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	In transition period – 3/26/2014 (6/26/2014)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2016 (6/8/2019)
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2014 (8/31/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2015 (2/28/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	2/28/2014
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2014
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2015
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2016 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2016 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	3/31/2014
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2016
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2014 (12/31/2017)

*See Note 2 in the Notes to Consolidated Financial Statements included in this Form 10-K for discussion of the Pennsylvania contract.

Contract Developments

During the first quarter of 2013, we received a one-year contract extension from the state of Kansas, a two-year contract extension from the state of Nebraska and a four-month contract extension from the state of Vermont. Additionally, we received a five-month contract extension from the state of Rhode Island.

During the second quarter of 2013, we were awarded a five-year contract by the state of Wisconsin to manage its government portal, which includes an option for the government to extend the contract up to an additional five years. In addition, we were awarded a new three-year contract from the state of Vermont, which includes an option for the government to extend the contract for one additional three-year period. We also received a two-year contract extension from the state of Idaho, one-year contract extensions from the Commonwealth of Kentucky and the state of New Jersey, and six-month contract extensions from the state of Iowa and the state of Arizona with respect to the expiring Arizona portal contract.

During the third quarter of 2013, we received a two-year contract extension from the state of Maine. In addition, we received a six-month contract extension from the state of West Virginia and a three-month contract extension from the state of Iowa.

During the fourth quarter of 2013, we received a one-year contract extension from the state of Oklahoma, a six-month contract extension from the state of West Virginia and a three-month contract extension from the state of Arizona with respect to the expiring Arizona portal contract.

During the first quarter of 2014, we were awarded a three-year contract with the state of Connecticut to manage its government portal, which includes renewal options for the government to extend the contract up to an additional three years. In addition, the Company received a three-month contract extension from the state of Iowa and a two-month contract extension from the state of Rhode Island.

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

●	it will establish a policy-making and fee approval authority, which typically includes agency members, business customers, and others, to establish prices for services and to set other policies.

In return, we agree to:

●	develop, manage, market, maintain, and expand that government’s portal and information and electronic commerce applications;

●	assume the investment risk of building and operating that government’s portal and applications without the direct use of tax dollars;

●	process electronic payments;

●	bear the risk of collecting transaction fees; and

●	have an independent audit conducted upon that government’s request.

We typically own all the intellectual property in connection with the applications we develop under our government portal contracts. After completion of a defined contract term, our government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing, and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to an increasing number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license. If our contract was not renewed after a defined term or if our contract was terminated by our government partner for cause, the government agency would be entitled to take over the portal in place with no future obligation of or to us, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to our partners on a fee-for-service basis. We also provide certain payment processing services on a SaaS basis to a few private sector companies and to state and local agencies in states where we do not maintain an enterprise-wide outsourced portal contract, and may continue to market these services to other entities in the future. Historically, however, revenues from these services have not been material. In some cases, we enter into contracts to provide consulting, application development, and portal management services to governments in exchange for an agreed-upon fee.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 15 contracts under which we provide enterprise-wide outsourced state portal services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 57% of our total consolidated revenues for the year ended December 31, 2013. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Montana, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination, or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of our contracts with the Commonwealth of Virginia and the state of Arizona.

Our other outsourced state contracts

Our subsidiary, New Mexico Interactive, LLC, has a contract to manage eGovernment services for the New Mexico Motor Vehicle Division (“MVD”) and its parent, the New Mexico Taxation and Revenue Department. During the second quarter of 2013, we received a one-year contract extension from the MVD to manage the state’s driver history database through June 30, 2014.

During the second quarter of 2013, our subsidiary, Virginia Interactive, LLC (“VI” or “Virginia Interactive”), signed an agreement with the Department of Game and Inland Fisheries to provide eGovernment services from September 1, 2013 through February 28, 2015, which includes an option for the agency to extend the contract for one additional six-month period through August 31, 2015. During the third quarter of 2013, VI signed an agreement with the Office of the Executive Secretary of the Supreme Court of Virginia to provide eGovernment services from September 1, 2013 through August 31, 2014, which includes an option for the agency to extend the contract for one additional 12-month period through August 31, 2015.

Our software & services businesses

NIC Technologies has a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model. During the first quarter of 2014, the FMCSA exercised a one-year renewal option for the PSP contract, extending its term through February 16, 2015. NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for federal and state government agencies. Its contract with the state of Michigan expires on March 31, 2014, and its contract with the Federal Election Commission (“FEC”) expired on June 30, 2013. For the year ended December 31, 2013, revenues from the FEC contract accounted for less than 1% of our total consolidated revenues.

Any renewal of these software & services contracts beyond the initial term is optional and a government agency may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. The contract with the FMCSA can be terminated by the other party without cause on a specified period of notice. The loss of the contract with the FMCSA, as a result of the expiration, termination, or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability. In addition, we have limited control over the level of fees we are permitted to retain under the contract with the FMCSA. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of this contract to us.

Expiring contracts

As of December 31, 2013, there were 15 contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following December 31, 2013. Collectively, revenues generated from these contracts represented 38% of our total consolidated revenues for the year ended December 31, 2013. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation by us, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

The contract under which our subsidiary, Virginia Interactive, provided outsourced portal services to agencies of the Commonwealth of Virginia expired on August 31, 2012. As more fully disclosed in a Form 8-K filed by us with the SEC on April 18, 2012, VI chose not to agree to terms mandated by the Commonwealth of Virginia for a new contract. VI provided transition services as required by the contract through August 31, 2013. The costs we incurred in transitioning out of VI’s contract with the Commonwealth of Virginia, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on our consolidated results of operations, cash flows, or financial condition. For the year ended December 31, 2013, revenues from the legacy Virginia portal contract accounted for approximately 2% of our total consolidated revenues.

During the first quarter of 2013, our subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. The contract under which NICUSA provided outsourced portal services to agencies of the state of Arizona expired on June 26, 2013. However, during the second quarter of 2013, we received a six-month contract extension from the state of Arizona to provide transition services through December 26, 2013, which included options for the government to extend the contract for two additional three-month periods. During the fourth quarter of 2013, the state of Arizona exercised a three-month renewal option, extending its contract term through March 26, 2014. We have evaluated the costs which may be incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on our consolidated results of operations, cash flows, or financial condition. For the year ended December 31, 2013, revenues from the Arizona portal contract accounted for approximately 1% of our total consolidated revenues.

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

Some of the online services we currently offer in different jurisdictions include:

Product or Service	Description	Primary Users
Motor Vehicle Driver History Record Retrieval	For those legally authorized businesses, this service offers controlled instant look-up of driving history records. Includes commercial licenses.	Insurance companies

Vehicle Title, Lien & Registration	Provides controlled interactive title, registration, and lien database access. Permits citizens to renew their vehicle registrations online.	Insurance companies, lenders, citizens

Motor Vehicle Inspections	Allows licensed state inspection stations to file certified motor vehicle and emissions testing inspections online.	Businesses

Temporary Vehicle Tags	Records temporary vehicle tag registration of a newly purchased car in real time with the state and issues a customized temporary plate for display on the vehicle.	Automobile dealerships, citizens, law enforcement

Driver’s License Renewal	Permits citizens to renew their driver’s license online using a credit/debit card.	Citizens

Hunting and Fishing Licenses	Permits citizens to obtain and pay for outdoor recreation licenses over the Internet or from point-of-purchase retail kiosks.	Citizens

Health Professional License Services	Allows users to search databases on several health professions to verify license status.	Hospitals, clinics, health insurers, citizens

Professional License Renewal	Permits professionals to renew their licenses online using a credit/debit card.	Attorneys, doctors, nurses, architects, and other licensed professionals

Business Registrations and Renewals	Allows business owners to search for and reserve a business name, submit and pay for the business registration, and renew the business registration on an annual basis.	Businesses

Secretary of State Business Searches	Allows users to access filings of corporations, partnerships, and other entities, including charter documents.	Attorneys, lenders

Uniform Commercial Code (UCC) Searches and Filings	Permits searches of the UCC database to verify financial liens, and permits filings of secured financial documents.	Attorneys, lenders

Product or Service	Description	Primary Users
Limited Criminal History Searches	For those legally authorized, provides users with the ability to obtain a limited criminal history report on a specified individual.	Schools, governments, human resource professionals, nonprofits working with children or handicapped adults

Court Services	Allows authorized users to search court record databases, make payments for court fines, and in some cases electronically file court documents.	Legal professionals, citizens

Vital Records	Provides authorized access to birth, death, marriage, domestic partnership and civil union certificates.	Citizens

Income and Property Tax Payments	Allows users to file and pay for a variety of state and local income and property taxes.	Businesses and citizens

Payment Processing	Permits use of the Internet for secure industry-compliant credit/debit card and electronic check payment processing both online and at the point of retail sale for government agency transactions.	Businesses and citizens

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

Percentage of Portal Revenues:	2013	2012	2011
Transaction-based	90%	87%	86%
Time and materials fees for application development	6%	8%	9%
Fixed fees for portal management	4%	5%	5%

The following table identifies each type of service, customer, and portal partner that accounted for 10% or more of our total consolidated revenues in any of the past three years:

	Percentage of Total Consolidated Revenues
	2013	2012	2011
Type of Service
Motor Vehicle Driver History Record Retrieval	34%	34%	36%
(This is the highest volume, most commercially
valuable service we offer)

Motor Vehicle Registrations	13%	10%	*

Customer
LexisNexis Risk Solutions	22%	23%	28%
(Resells motor vehicle driver history records
to the insurance industry)

Portal Partner
Texas	23%	21%	21%

* Motor Vehicle Registrations accounted for less than 10% of our total consolidated revenues in 2011.

Our contracts with data resellers, including LexisNexis Risk Solutions, are generally self-renewing until canceled by one side or the other, and generally may be terminated at any time after a 60-day notice. These contracts may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, these contracts are immediately terminable if the state statute allowing for the public release of these records is repealed.

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

Technology and Operations

Over the past 22 years, we have made substantial investments in the development of Internet-based applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the Internet, Internet security, Web-to-legacy system integration, Web-to-mainframe integration, Web-to-mobile integration, database design, website administration, Web page development, and payment processing. Within this scope, we have developed and implemented a comprehensive Internet portal framework for governments, and a broad array of stand-alone products and services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored portal services that keep our partners on the forefront of eGovernment.

Each of our government partners has unique priorities and needs in the development of its eGovernment services. More than half of our employees work in the Internet services, application development, and technology operations areas, and most are focused on a single government partner’s application needs. Our employees develop an understanding of a specific government’s application priorities, technical profiles, and information technology personnel and management. At the same time, all of our development directors are trained by experienced technical staff from our other operations, and there is frequent communication and collaboration, which ensures that our government partners can make use of the most advanced eGovernment services we have developed throughout our organization.

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

We believe we compete favorably with respect to the above-listed factors. In most cases, the principal alternative for our services is a government-designed and managed service that integrates other vendors’ technologies, products, and services. Companies that have expertise in marketing and providing technical electronic services to government entities compete with us by further developing their services and increasing their focus on this segment of their business. Many of our potential competitors are national or international in scope and have greater resources than we do.

Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government partners. Examples of companies that may compete and/or currently compete with us are the following:

●	large systems integrators, including CGI and Unisys;

●	traditional software applications developers, including Microsoft and Oracle;

●	traditional consulting firms, including IBM Corp. and Accenture, Ltd.; and

●	electronic transaction payment processors, including ACI Worldwide, Inc. (which acquired Official Payments Holdings, Inc. in 2013) and Link2Gov Corp.

Seasonality

The use of some of our eGovernment services is seasonal, particularly the accessing of motor vehicle driver history records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the lower number of business days in this quarter and a lower volume of transactions during the holiday period.

Employees

As of December 31, 2013, we had 773 full-time employees, of which 140 were working in corporate operations, 619 were in our outsourced portal businesses and 14 were in our software & services businesses. Our future success will depend, in part, on our ability to continue to attract, retain, and motivate highly qualified technical and management personnel. We also employ independent contractors to support our application development, marketing, sales, and administrative departments. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Our operations are subject to a number of risks and uncertainties, including those described below. If any of these risks actually occur, our business, financial condition, and results of operations could be materially adversely affected. In that case, the value of our common stock could decline substantially.

Security breaches or unauthorized access to sensitive information and/or personal information that we store, process, use or transmit in our business may harm our reputation and adversely affect our business and results of operations.

A significant challenge to electronic commerce is the secure transmission of sensitive and/or personal information over information technology networks and systems which process, transmit and store electronic information, and manage or support a variety of business processes. The collection, maintenance, use, disclosure, and disposal of sensitive and personal information by our businesses are regulated at the state and federal levels. Furthermore, we are required to comply with the Payment Card Industry’s Data Security Standards, or PCI DSS, and the rules and standards promulgated by the National Automated Clearing House Association, or NACHA, because we provide online payment and electronic check processing services. Because we provide the electronic transmission of sensitive and personal information released from and filed with various government entities and we perform online payment and electronic check processing services, we face the risk of a security breach, whether through computer hacking, acts of vandalism or theft, malware, computer viruses, or other forms of cyber attack that could lead to significant disruptions or compromises of our information technology networks and systems or the unauthorized release or use of sensitive or personal information.

We rely on encryption and authentication technology purchased or licensed from third parties to provide the security and authentication tools to effectively secure transmission of confidential information, including user credit card information and banking data. Advances in computer capabilities, new discoveries in the field of cryptography, threats that evolve ahead of tools designed to counter them, or other developments may result in the breach or compromise of technology used by us to protect transaction data. Data breaches can also occur as a result of non-technical issues, such as so-called “social engineering.”

Despite the various security measures we have in place to protect sensitive and personal information from unauthorized disclosure and to ensure compliance with applicable laws and regulations, our information technology networks and systems and those of our third party vendors and service providers can never be made completely secure against security incidents, and a breach may still occur. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable, because (i) attempted security breaches or disruptions may occur in the future, (ii) the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected for an extended period and (iii) the security methodologies, protocols, systems and procedures used for protection are implemented by humans at each level, and human errors may occur. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even if appropriate training is conducted in support of such measures, human errors may still occur. It is virtually impossible for us to entirely mitigate this risk. A party, whether internal or external, who is able to circumvent our security measures could misappropriate information, including, but not limited to user credit card information or other sensitive and personal information, or cause interruptions or direct damage to our government portals or their users.

Under payment card rules and our contracts with our credit card processors, if there is a breach of payment card information that we store, process, or transmit, we could be liable to the payment card issuers for their cost of issuing new cards and related expenses, and to partners for costs of notification and remediation, and for any damages to users under state laws or our partner contracts. If we fail to follow Payment Card Industry Data Security Standards, we could incur significant fines imposed by the Payment Card Industry or jeopardize our ability to give customers the option of using payment cards to fund their payments or pay their fees, even if there is no compromise of personal information. In addition, if we fail to follow NACHA security requirements, we may be liable for substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide certain of our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices. If we were unable to accept payment cards or process checks electronically, our business would be negatively impacted.

In addition, any noncompliance with privacy laws or a security breach involving the misappropriation, loss or other unauthorized access, use or disclosure of sensitive or personal information, or other significant disruption involving our information technology networks and systems (whether or not caused by a breach of our contractual obligations or our negligence), may lead to negative publicity, impair our ability to conduct our business, or cause us to incur potentially significant liability, damages or remediation costs. It may also cause the governments with whom we contract to lose confidence in us, any of which may cause the termination or modification of our government contracts and impair our ability to win future contracts. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to train employees, and to engage third party security experts and consultants. Our technology errors and omissions insurance may not protect against all of the costs, liabilities, and other adverse effects arising from a security breach or system failure. If we fail to reasonably maintain the security of confidential information, we may suffer significant reputational and financial losses and our results of operations, cash flows, financial condition, and liquidity may be adversely affected.

Because we have outsourced portal and software development and service contracts with a limited number of governments, the termination or non-renewal of certain of these contracts may harm our business.

Currently, we have 29 portals (which includes our Connecticut portal that was awarded a three-year contract by the state of Connecticut in the first quarter of 2014 to manage the state’s government portal) through which we provide enterprise-wide outsourced portal services to state governments. These contracts typically have multi-year terms with provisions for renewals for various periods at the option of the government. However, a government typically has the option to terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in our contracts.

In addition, we currently have 15 contracts under which we provide enterprise-wide outsourced state portal services that can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 57% of our total consolidated revenues for the year ended December 31, 2013. The Texas portal, which is one of the 15 contracts noted above, accounted for approximately 23% of our total consolidated revenues for the year ended December 31, 2013. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. Also, the contract with the FMCSA can be terminated by the other party without cause on a specified period of notice.

Furthermore, we currently have 15 contracts under which we provide enterprise-wide outsourced portal services or software development and services that have expiration dates within the 12-month period following December 31, 2013. Collectively, revenues generated from these contracts represented 38% of our total consolidated revenues for the year ended December 31, 2013. Our Arizona portal contract was extended by the state of Arizona to March 26, 2014, in order for NICUSA to provide transition services in connection with the June 26, 2013 expiration of the contract. For the year ended December 31, 2013, revenues from the Arizona portal contract accounted for approximately 1% of our total consolidated revenues. If a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation to us, except as otherwise provided in the contract and except for the services we provide on a software-as-a-service, or SaaS, basis, which would be available to the government agency on a fee-for-service basis.

The loss of a contract with one or more states or the FMCSA, as a result of the expiration, termination, or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability. If these revenue shortfalls were to occur, our business, results of operations, cash flows, and financial condition would be harmed. We cannot be certain if, when, or to what extent, governments might fail to renew or terminate any or all of their contracts with us.

Because we generally grant our government partners fully paid, perpetual licenses to use and modify the software and applications we develop, and such licenses continue upon a termination by them for cause or the natural expiration of our portal contracts, our government partners could elect to take over the operation and maintenance of our portal software themselves, or hire a competitor to operate and maintain our portal software. Any such decision to do so could adversely affect our revenues and profits.

After termination for cause or the natural expiration of our portal contracts, it is possible that governments and their contractors may operate the portals themselves using the perpetual use license we typically are contractually obligated to provide to them. This license generally permits the government to use and modify the software programs and other applications we have developed for them in the operation of their portals (excluding software applications that we provide on a SaaS basis) on a perpetual, royalty-free basis. This perpetual use license could make it easier and more cost effective for our customers to elect not to enter into a new contract with us after the expiration of one of our portal contracts. Any such election could adversely affect our revenues and profits. Additionally, anyone using our software programs and other applications may inadvertently allow our intellectual property or other information to fall into the hands of third parties, including our competitors. In the event that a contract is terminated prior to the natural expiration of the term without cause, the terms of the respective contract typically require the government to pay a fee to us in order to continue to use our software in its portal.

The growth in our revenues may be limited by the number of governments and government agencies that choose to provide eGovernment services using our business model and by the finite number of governments with which we may contract for our eGovernment services.

Our revenues are generated principally from contracts with state governments and government agencies within a state to provide eGovernment services on behalf of those government entities to complete transactions and distribute public information electronically. The growth in our revenues largely depends on government entities adopting our business model. We cannot assure that government entities will choose to provide eGovernment services or continue to provide eGovernment services at current levels, or that they will provide such services with private assistance or by adopting our model. Generally, under our self-funded business model, we initially generate a high proportion of our revenues from a limited number of transaction-based services we provide on behalf of a limited number of government agencies within a state, as other agencies consider participating in the portal. The failure to secure contracts with certain government agencies, particularly those agencies that control motor vehicle driver history records, could result in revenue levels insufficient to support a portal’s operations on a self-sustained, profitable basis. In addition, as there is a finite number of states remaining with which we can contract for our services, future increases in our revenues may depend, in part, on our ability to expand our business model to include multi-state cooperative organizations, local governments, and federal agencies and to broaden our service offerings to diversify our revenue streams across our lines of business. We cannot assure that we will succeed in expanding into new markets, broadening our service offerings, or that our services will be adaptable to those new markets.

Some government partners may require specific government legislation to be passed for us to initiate and maintain our government contracts, and any failure to pass such legislation or any repeal or modification of or successful challenge to such legislation could adversely affect our business and results of operations.

Because a central part of our business includes the execution of contracts with governments under which we remit a portion of user fees charged to businesses and citizens to state agencies, it is sometimes necessary for governments to draft and adopt specific legislation before the government can circulate a request for proposal (“RFP”) to which we can respond or can otherwise award such a contract. Furthermore, the maintenance of our government contracts requires the continued acceptance of our approach, including any enabling legislation and any implementing regulations. In the past, various entities that use the portals we operate to obtain government information have challenged the authority of governments to electronically provide these services exclusively through portals like those we operate, and other parties have challenged the contract awarding process in particular instances. A successful challenge in the future could result in a proliferation of alternative ways to obtain these services, which would harm our business, results of operations, cash flows, and financial condition. The repeal or modification of any enabling legislation or other legal challenge would also harm our business, results of operations, cash flows, and financial condition.

We earn a significant percentage of our revenues from a limited number of services and customers, and any reduction in demand for those services from those customers could adversely affect our results of operations.

We obtain a high proportion of our revenues from a limited number of services. A significant portion of our revenues is derived from data resellers’ use of our portals to access motor vehicle driver history records for the automobile insurance industry. Transaction-based fees charged for access to motor vehicle driver history records accounted for approximately 34% of our total consolidated revenues for the year ended December 31, 2013. One of these data resellers, LexisNexis Risk Solutions, accounted for approximately 22% of our total consolidated revenues during this period, or approximately three-quarters of our revenues earned for access to motor vehicle driver history records. This service is expected to continue to account for a significant portion of our revenues in the near future. However, regulatory changes or the development or increased use of alternative information sources, such as credit scoring, could materially reduce our revenues from this service. Our contracts with data resellers generally may be terminated at any time after a 60-day notice and may be terminated immediately at the option of any party in certain circumstances. A reduction in revenues from currently popular services would harm our business, results of operations, cash flows, and financial condition.

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

The Internet-based services for some of our portals and applications are physically hosted individually by the state or city where we provide services on servers that we typically own or lease. Our other portals and applications are hosted at a leased Computer Data Center (“CDC”) on servers that we own with a near real-time backup CDC located in a different geographic region of the country. CDC servers are virtually segmented by government partner while housing more than one government partner’s services. An outage in one of the servers hosted outside one of the CDCs could affect that government partner’s services. An outage at both of our leased CDCs, or at one CDC and to the connection to our backup facility, could affect more than one government partner’s services. Any of these system failures could harm our business, results of operations, cash flows, and financial condition. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems.

Our portal revenues could be harmed as a result of government budget deficits.

The majority of our portal revenues are derived from fees we charge to users for transactions conducted through our portals and share with our government partners. Budget-strapped governments may seek to reduce our transaction revenues from our self-funded business model or our profit margin on transactions, or may decide to operate the portals themselves. In addition, approximately 6% of our portal revenues in 2013 were derived from time and materials-based fees for application development and approximately 4% of our portal revenues in 2013 were derived from fixed fees for portal management services, both of which are paid directly to us by governments. In the event of budget deficits, our government clients may be required to curtail discretionary spending on such projects and our portal revenues could be harmed.

If our rate of growth continues or accelerates, we may not effectively manage our growth, which would adversely affect our business and our results of operations.

Our growth rate may continue or may accelerate if we experience increased acceptance of our services under new or existing government contracts. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting, and marketing staffs, and our business could be harmed. As part of our growth plan, we must implement new operational procedures and internal controls to expand, train, and manage our employees and to coordinate the operations of our various subsidiaries. If we cannot successfully implement our recently awarded eGovernment contracts in a timely and cost-effective manner or effectively manage the growth of our government portals, staff, software installation and maintenance teams, offices and operations, our business and results of operations may be adversely affected.

Our business will be adversely affected if we are unable to hire, integrate, train, or retain the qualified personnel that our business requires.

The growth in our business has resulted in an increase in the responsibilities for both existing and new management personnel. Some of our personnel are presently serving in more than one managerial capacity. Furthermore, compensation paid to executive and management personnel may not reflect market rates that could be obtained elsewhere. The loss of any of our executives or key employees could harm our business. In addition, we currently expect that we will need to hire additional personnel in all areas throughout 2014, including personnel for new operations in jurisdictions in which we may obtain contracts. We may not be able to retain our current key employees or attract, integrate, or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining, and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies, and positioning of our government portals and other services. This training will require substantial resources and management attention.

Because a major portion of our accounts receivable is generated from a small number of users, negative trends in their businesses could cause us significant credit loss and negatively impact our results of operations and financial condition.

LexisNexis Risk Solutions and other data resellers that represent a significant portion of our business have a period of time, generally within 25 days of billing, to remit payment. As a result, we are subject to a significant concentration of credit risk that these users will not pay for their purchases. Our credit risk may increase due to liquidity or solvency issues experienced by these users. At December 31, 2013, LexisNexis Risk Solutions accounted for approximately 23% of our consolidated accounts receivable. In addition, our business is generally subject to the risk that our customers and counterparties will fail to meet their obligations when due. While we perform ongoing credit evaluations of our customers, we generally do not require collateral to secure accounts receivable. If we were unable to collect a major portion of our accounts receivable, we may suffer significant losses and our results of operations, cash flows, financial condition, and liquidity may be adversely affected.

Increases in credit/debit card association and automated clearing house fees may result in the loss of customers or a reduction in our earnings.

From time to time, credit/debit card and electronic check processors increase the fees (interchange and assessment fees) that they charge companies such as us. We could attempt to pass these increases along to our government client customers, but this might result in the loss of those customers. If we elect not to pass along such increased fees to our government client customers in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our earnings.

We may suffer substantial harm to our business if our government partners are not satisfied with our services or services provided by our third-party credit/debit card or electronic check processors.

We depend to a large extent on our relationships with our government partners, our reputation for high quality professional services and our commitment to preserving public trust to attract and retain customers. Through these relationships, we estimate that we processed nearly $25 billion of credit/debit card and electronic check payments for our government partners in 2013. As a result, if one of our government partners is not satisfied with our services or services provided by our third-party credit/debit card or electronic check processors, it may be more damaging to our business than to other businesses.

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

Our electronic check processing for online payments made by direct debit to a bank account is governed by rules and standards promulgated by the NACHA, an industry trade association of banking institutions and regional automated clearing house associations. Under those rules, we may become potentially liable for failing to handle transactions in accordance with those rules, or for failing to return funds within the prescribed time frame to the bank account of the person or entity disputing our authorization to debit those funds, before the dispute regarding our authorization is resolved. Our agreements with governmental agencies at the state, federal, and local levels transfer this obligation for rapid funds return during dispute resolution to the government agencies affected, but in the event that such return does not happen, we may be potentially liable notwithstanding the government’s failure, and we may not be able to obtain reimbursement from the government involved or from the individual user or entity that initiated the debit without authorization. If this were to happen, our business, results of operations, cash flows, and financial condition may be adversely affected. Our credit card and electronic check processing is also subject to the applicable rules of the particular card association or clearinghouse and applicable law. Additionally, we may become subject to laws governing money transmitters and anti-money laundering for certain services we offer. If our interpretations, or those of our government partners, of any laws, rules, regulations, or standards are determined to be incorrect, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide certain of our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices. Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals could be substantial.

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

We may become liable for violations of the Fair Credit Reporting Act as adopted federally.

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

We may become liable for violations of the Safe, Accountable, Efficient Transportation Equity Act: A Legacy for Users if we disclose Pre-employment Screening Program (PSP) record data improperly.

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

Compliance with changing regulation of corporate governance, public disclosure and other regulatory requirements or industry standards may result in additional expenses.

Changing laws, regulations, and standards relating to corporate governance, public disclosure and other regulatory requirements or industry standards, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Select Market rules, or Payment Card Industry standards are creating uncertainty for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining adequate and appropriate standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and certain regulations could continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, as a result of increasing regulation, our board members and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities in the laws themselves or related to practice, our reputation may be harmed.

If our competitors become more successful in developing and selling products for government-managed services, then our business could be adversely affected.

The principal alternative to our model is a government-designed and managed service that utilizes other vendors’ technologies, products, and services. Companies that have expertise in marketing and providing technical electronic services to government entities compete with us by further developing their services and increasing their focus on this area of their businesses. Many of our potential competitors are national or international in scope and have greater resources than we do. These resources could enable our potential competitors to initiate severe price cuts or take other measures in an effort to gain market share. Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government partners. If we do not compete effectively or if we experience any pricing pressures, reduced profit margins or loss of market share resulting from increased competition, our business, results of operations, cash flows, and financial condition may be adversely affected.

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

Because we have certain outsourced portal contracts that contain performance bond requirements and/or indemnification provisions, we may suffer monetary liability and damages if claims arise under such contracts. In addition, any failure to meet such obligations, whether or not a performance bond is in place, may result in reputational damage.

We are bound by performance bond commitments on certain outsourced portal contracts. Performance deficiencies by us or our subcontractors could result in a default of a performance bond, which could expose us to liability and have an adverse effect on our business prospects, on our financial condition, and on our ability to compete for future outsourced portal contracts. Further, under certain of our outsourced portal contracts, we are required to fully indemnify our government clients against claims arising from our performance or the performance of our subcontractors. If we fail to meet our contractual obligations, our performance or our subcontractors’ performance gives rise to claims, if our government partners are otherwise held liable for claims related to the services provided under our contracts, or if our government partners seek to hold us liable for claims or damages related to the services provided under our contracts, we could be subject to legal liability, monetary damages and loss of customer relationships.

Our business will suffer if we lose the right to provide access to the content filed or distributed through our outsourced portals or we are held liable for the content that we pass to users from government entities.

We do not own or create the content filed or distributed through our outsourced portals. We depend on the governments with which we contract to supply information and data feeds to us on a timely basis to allow businesses and citizens to complete transactions and obtain government information. We cannot assure that these data sources will continue to be available in the future. Government entities could terminate their contracts to provide data. Changes in regulations could mean that governments no longer collect some types of data or that the data is protected by more stringent privacy rules preventing uses now made of it. Moreover, our data sources are not always subject to exclusive agreements, so that data included in our services also may be included in those of our potential competitors. In addition, we depend upon the accuracy and reliability of government computer systems and data collection for the content distributed through our portals. The loss, unavailability, or inaccuracy of our data sources in the future, or the loss of our exclusive right to distribute some of the data sources, could harm our business, results of operations, cash flows, and financial condition.

Because we aggregate and distribute sometimes private and sensitive public information over the Internet, we may face potential liability for defamation, libel, negligence, invasion of privacy, copyright or trademark infringement, and other claims based on the nature and content of the material that is published on or distributed through our outsourced government portals. Most of the agreements through which we obtain consent to disseminate this information do not contain indemnity provisions in our favor. These types of claims have been brought, sometimes successfully, against online services and websites in the past. We cannot assure that our general liability or errors and omissions insurance will be adequate to indemnify us for all liability that may be imposed. Any liability that is not covered by our insurance or is in excess of our insurance coverage could severely harm our business operations and financial condition.

Because a large portion of our business relies on a contractual bidding process whose parameters are established by governments, the length of our sales cycles is uncertain and could lead to shortfalls in our financial results for a particular period and harm our financial condition.

Our dependence on a bidding process to initiate many new projects, the parameters of which are established by governments, results in uncertainty in our sales cycles because the duration and the procedures for each bidding process vary significantly according to each government entity’s policies and procedures. The time between the date of initial contact with a government for a bid and the award of the bid may range from as little as 180 days to up to several years. The bidding process is subject to factors, over which we have little or no control, including:

●
political acceptance of the concept of government agencies contracting with third parties to receive or distribute public information, which has been offered traditionally only by the government agencies and often without charge;

●	the internal review process by the government agencies for bid acceptance;

●	the need to reach a political accommodation among various interest groups;

●	changes to the bidding procedure by the government agencies;

●	changes to state legislation authorizing government’s contracting with third parties to receive or distribute public information;

●	changes in government administrations;

●	the budgetary restrictions of government entities;

●	the competition generated by the bidding process;

●	the possibility of cancellation or delay by the government entities; and

●	government’s manner of drafting bid documents, which may partially, or not at all, utilize our method of providing eGovernment services.

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

We believe that our current financial resources and cash generated from operations will be sufficient to meet our present working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional capital before this period ends to further:

●	fund operations, if unforeseen costs or revenue shortfalls arise;

●	support our expansion into other states and government agencies beyond what is contemplated in 2014 if unforeseen opportunities arise;

●	expand our product and service offerings beyond what is contemplated in 2014 if unforeseen opportunities arise;

●	respond to unforeseen competitive pressures; and

●	acquire technologies beyond what is contemplated.

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

The seasonality of use for some of our eGovernment services may harm our quarterly results.

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

Due to the factors noted above, our financial performance in a particular quarter may be lower than we anticipate and if we are unable to reduce spending in that quarter, our results of operations for that quarter may be harmed. One should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline.

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

We depend on technology licensed to us by third parties, and the loss of access to, or improper management of the licensing of, this technology could delay implementation of our services or force us to pay higher license fees or fines.

We license numerous third-party technologies and applications that we incorporate into our existing service offerings, and on which, in the aggregate, we are substantially dependent. There can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party technology and applications for future services. While we do not believe that one individual technology or application we license is material to our business, changes in or the loss of third party licenses could lead to a material increase in the costs of licensing, or to our products becoming inoperable or their performance being materially reduced. The result could be that we may need to incur additional development or procurement costs in an attempt to ensure continued performance of our services, and either the cost of such undertakings or the failure to successfully complete such undertakings could have a material adverse effect on our business, results of operations, cash flows, and financial condition. Additionally, because of the decentralized nature of our operations, licensing of third party technology can be complex and difficult to track and continually monitor. Our inability to do so could result in fines, an increase in licensing fees, or the temporary inability to utilize the third party technology until licensing issues are resolved.

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

A prolonged economic slowdown or recession could materially impact our operations to the extent it results in reduced demand for Internet-based access to governmental services. In addition, it may hinder our efforts to obtain new business by distracting the attention of governments or impairing the ability of governments to hear or act upon our value proposition due to reduced personnel or turnover. These same factors may also jeopardize our renewal or rebid opportunities on existing contracts. If current market and economic conditions deteriorate, we may experience adverse impacts on our business, results of operations, cash flows, and financial condition.

Our cash could be adversely affected if any of the financial institutions in which we hold our cash fails or becomes subject to other adverse conditions in the financial or credit markets.

Our cash primarily includes cash on hand in the form of bank deposits. We maintain our cash with major financial institutions. Deposits with these financial institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2013, the amount of cash covered by FDIC deposit insurance was $10.1 million, and $64.1 million of cash was above the FDIC deposit insurance limits. These balances could be impacted if one or more of the financial institutions with which we deposit funds fails or becomes subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of access to our invested cash; however, we can provide no assurance that access to our invested cash will not be impacted or that we will not lose deposited funds in excess of FDIC insurance limits as a result of the failure or insolvency of any these financial institutions or adverse conditions in the financial and credit markets.

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

As part of our business strategy, we have made and may continue to enter into strategic alliances or to make acquisitions that we believe will complement our existing businesses, increase traffic to our government partners’ sites, enhance our services, broaden our software and applications offerings or technological capabilities, or increase our profitability. Future alliances or acquisitions could present numerous risks and uncertainties, including:

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

ITEM 3. LEGAL PROCEEDINGS

Litigation

We are involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, we are not currently a party to any material legal proceedings. As discussed in Note 7 in the Notes to Consolidated Financial Statements included in this Form 10-K with respect to the prior civil action by the SEC against our Chief Financial Officer, we were not a party to the civil action, but were obligated to provide indemnification in certain circumstances (including advancing certain defense costs) to our Chief Financial Officer in accordance with our certificate of incorporation and bylaws and our indemnification agreement with him. On December 2, 2013, a federal jury of seven persons in Kansas City, Kansas, cleared our Chief Financial Officer of any liability in connection with all alleged violations brought by the SEC against him. The SEC’s right to appeal the outcome of the trial has expired and the civil action by the SEC against our Chief Financial Officer is concluded.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol “EGOV.” The following table shows the range of high and low sales prices reported on the NASDAQ Global Select Market for the periods indicated.

Fiscal Year Ended December 31, 2013	High	Low
First Quarter	$19.35	$15.62
Second Quarter	19.30	15.51
Third Quarter	24.15	16.68
Fourth Quarter	25.99	20.54

Fiscal Year Ended December 31, 2012	High	Low
First Quarter	$13.81	$11.25
Second Quarter	12.70	9.95
Third Quarter	15.42	12.59
Fourth Quarter	16.83	13.58

As of February 12, 2014, there were approximately 236 holders of record of shares of our common stock.

Dividend Policy

On October 28, 2013, our Board of Directors declared a special cash dividend of $0.35 per share, payable to stockholders of record as of November 8, 2013. The dividend, totaling approximately $23.0 million, was paid on January 2, 2014, out of our available cash.

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

Performance Graph

The performance graph below compares the annual change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2008, and ending on December 31, 2013 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of:  (a) the NASDAQ Composite (U.S.) Index and (b) a Peer Group, assuming a $100 investment on December 31, 2008. On February 27, 2009, we paid a special cash dividend of $0.30 per share; on February 26, 2010, we paid a special cash dividend of $0.30 per share; on December 30, 2010, we paid a special cash dividend of $0.25 per share; on January 3, 2012, we paid a special cash dividend of $0.25 per share; and on December 5, 2012, we paid a special cash dividend of $0.25 per share, all of which are included in the presentation of our performance. We did not pay any other dividends on our common stock during the period commencing on December 31, 2008, and ending on December 31, 2013. The stock price performance on the graph below is not necessarily indicative of our future price performance.

Comparison of Cumulative Total Return Among
NIC Inc., NASDAQ Composite (U.S.) Index and Peer Group

Total Return to Shareholders
(Assumes $100 investment on 12/31/2008)
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
NIC
Nasdaq
Peer Group

Total Return Analysis	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
NIC Inc.	$ 100.00	$ 210.67	$ 238.75	$ 327.26	$ 416.06	$ 633.26
NASDAQ Composite	$ 100.00	$ 143.89	$ 168.22	$ 165.19	$ 191.47	$ 264.84
Peer Group	$ 100.00	$ 133.41	$ 157.67	$ 189.32	$ 224.70	$ 295.19

The Peer Group consists of five companies, each with a business focus similar to that of NIC. While not all of the companies provide services exclusively to governments, the services provided are similar to those we provide. The members of the Peer Group are as follows: Towers Watson & Co (TW), Accenture, Ltd. (ACN), International Business Machines Corp. (IBM), Maximus, Inc. (MMS), and ACI Worldwide, Inc. (ACIW). Watson Wyatt Worldwide, Inc. was included in the Peer Group until January 1, 2010, when it merged with Towers Perrin to form Towers Watson & Co (TW). Official Payments Holdings, Inc. (OPAY) was included in the Peer Group until November 5, 2013, when it was acquired by ACI Worldwide, Inc.

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

Share Repurchases

During the fourth quarter of 2013, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock or the exercise of options as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 24, 2013	731	$25.16	N/A	N/A
October 25, 2013	233	24.90	N/A	N/A
October 27, 2013	129	24.90	N/A	N/A
November 5, 2013	276	23.34	N/A	N/A

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K (amounts in thousands in the tables below, except per share data).

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statement of Income Data:
Total revenues	$249,279	$210,172	$180,899	$161,534	$132,886
Operating income	52,610	43,192	38,508	29,398	22,021
Net income	32,038	26,339	22,942	18,363	13,946
Net income per share - basic	0.49	0.40	0.35	0.28	0.22
Net income per share - diluted	0.49	0.40	0.35	0.28	0.22

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

	December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Total assets	$179,974	$145,140	$144,354	$111,376	$123,608
Long-term debt (includes current portion
of notes payable/capital lease obligations)	-	-	-	-	-
Dividends declared per share:
October 28, 2013	0.35	-	-	-	-
November 5, 2012	-	0.25	-	-	-
October 24, 2011	-	-	0.25	-	-
December 3, 2010	-	-	-	0.25	-
February 1, 2010	-	-	-	0.30	-
February 3, 2009	-	-	-	-	0.30
Total stockholders' equity	91,936	78,924	65,077	53,270	66,559

As further discussed in Note 8 in the Notes to Consolidated Financial Statements included in this Form 10-K, we declared a special cash dividend in October 2013 totaling approximately $23.0 million, which was paid out of our available cash in January 2014; we declared a special cash dividend in November 2012 totaling approximately $16.3 million, which was paid out of our available cash in December 2012; we declared a special cash dividend in October 2011 totaling approximately $16.2 million, which was paid out of our available cash in January 2012; we declared and paid a special cash dividend totaling approximately $16.2 million out of our available cash in December 2010; we declared and paid a special cash dividend totaling approximately $19.3 million out of our available cash in February 2010; and we declared and paid a special cash dividend totaling approximately $19.2 million out of our available cash in February 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution about Forward-Looking Statements

Statements in this Annual Report on Form 10-K regarding NIC and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this 2013 Annual Report on Form 10-K.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, NIC’s ability to successfully integrate into its operations recently awarded eGovernment contracts; NIC’s ability to implement its new portal contracts in a timely and cost-effective manner; NIC’s ability to successfully increase the adoption and use of eGovernment services; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; the success of the Company in renewing existing contracts and in signing contracts with new states and federal government agencies; continued favorable government legislation; NIC’s ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; the possibility of security breaches through cyber attacks and any resulting liability; general economic conditions; and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of this 2013 Annual Report on Form 10-K. Investors should read all of these discussions of risks carefully.

All forward-looking statements made in this Form 10-K speak only as of the date of this report. We will not necessarily update the information in this 2013 Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

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

On behalf of our government partners, we enter into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services we provide and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract to us. We typically own all the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to an increasing number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license. If our contract was not renewed after a defined term or if our contract was terminated by our government partner for cause, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to our partners on a fee-for-service basis. We also provide certain payment processing services on a SaaS basis to a few private sector companies and non-NIC portal states, and may continue to market these services to other entities in the future. Historically, however, revenues from these services have not been significant. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

Our objective is to strengthen our position as the leading provider of Internet-based eGovernment services. Key strategies to achieve this objective include:

●
Renew all current outsourced government portal contracts – First and foremost, we will strive to obtain renewal of all currently profitable outsourced government portal contracts. As of December 31, 2013, there were 15 contracts under which we provide enterprise-wide outsourced portal services or software development and services (which excludes our Arizona portal contract under which we are currently providing transition services to the state of Arizona that will end on March 26, 2014) that have expiration dates within the 12-month period following December 31, 2013.

●
Win new portal contracts – A key objective of ours is to win new portal contracts with state and federal government agencies. We continue to invest in business development and marketing efforts through a combination of strategic advertising and public relations initiatives. We have responded to several active portal procurement opportunities and realized significant benefits from our investment, including contracts with new government partners in recent years. During the fourth quarter of 2012, we entered into a five-year contract with the Commonwealth of Pennsylvania, which includes an option for the state to extend the contract up to an additional five years. During the second quarter of 2013, we were awarded a five-year contract by the state of Wisconsin, which includes an option for the government to extend the contract up to an additional five years. During the first quarter of 2014, we were awarded a three-year contract by the state of Connecticut, which includes an option for the government to extend the contract up to an additional three years.

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

Our long-term goal has been to grow same state revenues at least 10% per year. Same state portal revenues grew 14% in 2013 and 10% in 2012. Our same state revenue growth in 2013 was higher than our growth in 2012 primarily due to increased same state non-DMV, transaction-based revenues. Non-DMV, transaction-based revenues consist of transaction fees generated by means other than from providing electronic access to motor vehicle driver history, or DMV, records. As non-DMV, transaction-based revenues continue to become a larger component of overall portal revenues, our growth in same state non-DMV, transaction-based revenues becomes more important to our overall growth as a company. Same state non-DMV, transaction-based revenues grew 27% in 2013 compared to 19% in 2012. As further discussed below, the increase in the same state non-DMV, transaction-based revenue growth rate in 2013 was primarily due to the deployment and increased adoption of key revenue generating services in certain portals, including a motor vehicle inspection service with the Texas Department of Public Safety (“DPS”), which was in operation for a full year in 2013 compared to four months in the prior year following its launch in September 2012.

Growth in DMV transaction-based revenues is also an important factor in our goals for overall same state revenue growth. Historically, DMV price increases have been relatively infrequent, and our ability to grow same state DMV revenues has been limited, as such revenues have been driven by broader economic factors outside of our control. Absent DMV price increases, same state DMV revenue growth has historically ranged from flat to 1% per year. Same state DMV revenues increased by 5% in 2013 and decreased by 1% in 2012. As further discussed below, the increase in the same state DMV transaction-based revenue growth rate in 2013 was mainly due to an increase in transaction volumes at our Texas portal, among several others.

●
Continue to grow profitability – In addition to driving same state revenue growth, part of our strategy is to increase profitability by driving cost containment efforts throughout the Company and maintaining a lean organizational structure that fosters entrepreneurial decision-making and innovation, and accentuates the financial leverage of our business model.

An important financial metric that we use to gauge our portal profitability is portal gross profit percentage, or gross profit rate, which is calculated by dividing portal gross profit (portal revenues minus cost of portal revenues, excluding depreciation and amortization) by portal revenues. Our portal gross profit rate was 39% in 2013 and 38% in both 2012 and 2011. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders). As further discussed below, the increase in the portal gross profit rate in 2013 was mainly due to higher same state revenue growth and higher revenues from our newer portals in Oregon and Maryland, and was partially offset by start-up dilution from our new Pennsylvania and Wisconsin portals.

We also view selling & administrative costs, expressed as a percentage of total consolidated revenues, to be an important indicator of the relative year-over-year growth in our corporate level expenses. Selling & administrative costs as a percentage of total consolidated revenues were 16% in all periods presented.

Finally, our consolidated operating income margin (operating income divided by total consolidated revenues) is an important measure of our overall profitability. This metric was 21% in 2013, 20% in 2012, and 21% in 2011. The increase in our 2013 consolidated operating income margin was primarily attributable to an increase in portal gross profits, which was primarily driven by same state revenue growth, and an increase in software & services gross profits, due mainly to strong results from our contract with the FMCSA to operate the PSP and a new construction lien service in North Carolina, which commenced in April 2013. The decrease in our 2012 consolidated operating income margin was primarily attributable to start-up costs from our Oregon portal.

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

●
Non-DMV transaction-based: these are transaction fees from sources other than providing electronic access to DMV records, for transactions conducted by business users and consumer users through our portals, and are generally recurring. For a representative listing of non-DMV services we currently offer through our portals, refer to Part I, Item 1 in this Form 10-K.

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

The highest volume, most commercially valuable service we offer is electronic access to DMV records. This service accounted for approximately 34%, 34%, and 36% of our total consolidated revenues in 2013, 2012, and 2011, respectively. We believe that while this service will continue to be an important source of revenue, its contribution as a percentage of total consolidated revenues on an individual portal basis will decline modestly as other sources grow. LexisNexis Risk Solutions, which resells these records to the auto insurance industry, accounted for approximately 22%, 23%, and 28%, of total consolidated revenues in 2013, 2012, 2011, respectively. In addition, we offer a service in several of our states for online motor vehicle registration and licensing. This service accounted for approximately 13% and 10%, respectively, of our total consolidated revenues in 2013 and 2012, and it accounted for less than 10% of our total consolidated revenues in 2011.

In our outsourced portal businesses for 2013, DMV transaction-based revenues represented approximately 36% of portal revenues, non-DMV transaction-based revenues represented approximately 54%, portal software development revenues represented approximately 6%, and portal management revenues represented approximately 4%. Approximately 75% of our transaction-based revenues related to business-to-government transactions, with 25% related to citizen-to-government transactions.

Transaction-based revenues from our outsourced state portal business units are highly correlated to state population, but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises, and the government entity’s development of policy and information technology infrastructure supporting electronic government.

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

Our software & services businesses

NIC Technologies currently earns a significant portion of its revenues from its contract with the FMCSA to develop and manage the PSP for motor carriers nationwide, using a self-funded, transaction-based business model. NIC Technologies recognizes revenues from this contract (primarily transaction-based information access fees) when the services are provided. NIC Technologies also earns a portion of its revenues from fixed fee and time and materials application development and outsourced maintenance contracts with other government agencies and recognizes revenues as services are provided.

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

Financial Analysis of Years Ended December 31, 2013, 2012, and 2011

In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Form 10-K.

Due to the expiration of Virginia Interactive’s contract with the Commonwealth of Virginia on August 31, 2013, the operating results for our legacy Virginia portal have been removed from the same state category for the year ended December 31, 2013 as the portal no longer meets the definition of a same state portal (portals in operation and generating revenues for two full periods).

Results of Operations

Key Financial Metrics	2013	2012	2011
Revenue growth - outsourced portals	19%	17%	10%
Same state revenue growth - outsourced portals	14%	10%	8%
Recurring portal revenue as a % of total portal revenues	94%	92%	91%
Gross profit % - outsourced portals	39%	38%	38%
Revenue growth - software & services	20%	11%	67%
Gross profit % - software & services	69%	66%	62%
Selling & administrative expenses as a % of total revenues	16%	16%	16%
Operating income margin % (operating income as a % of total revenues)	21%	20%	21%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

Portal Revenue Analysis	2013	% Change	2012	% Change	2011
DMV transaction-based	$83,671	18%	$70,896	9%	$64,985
Non-DMV transaction-based	127,898	26%	101,216	24%	81,313
Portal software development	13,309	(20%)	16,660	7%	15,515
Portal management	10,305	7%	9,643	14%	8,463
Total	$235,183	19%	$198,415	17%	$170,276

Portal revenues for 2013 increased 19%, or approximately $36.8 million, over 2012. Of this increase, (i) 14%, or approximately $27.0 million, was attributable to an increase in same state portal revenues (portals in operation and generating revenues for two full periods); and (ii) 5%, or approximately $9.8 million, was attributable to increases of $11.8 million from our newer portals, including Pennsylvania, which began generating revenues under the self-funded model in October 2013, as further discussed below; Wisconsin, which began generating revenues in September 2013; Oregon, which began generating revenues in June 2012; and Maryland, which began generating revenues in May 2012; partially offset by a $2.0 million decrease in portal revenues from our legacy Virginia portal due to the contract expiration on August 31, 2013, as further discussed above. As further discussed in Note 2 in the Notes to Consolidated Financial Statements in this Form 10-K, we elected not to pursue collection of approximately $5.1 million of outstanding accounts receivable from the Commonwealth of Pennsylvania for eGovernment services provided from January 1, 2013 to June 30, 2013, and recorded a non-cash pre-tax charge in cost of portal revenues of approximately $5.1 million (approximately $0.05 per share on an after-tax basis) in the third quarter of 2013 to write-off amounts due from the Commonwealth through June 30, 2013. We did not recognize revenue under the contract subsequent to June 30, 2013, until the contract became self-funded in October 2013.

Same state portal revenues in 2013 increased 14%, or approximately $27.0 million, over 2012 due to increased revenues from our Texas, New Jersey and Colorado portals, among others. Our same state revenue growth in 2013 was higher than the 10% revenue growth we achieved in 2012 due mainly to higher same state non-DMV transaction-based revenue growth of 27% and, to a lesser extent, higher same state DMV transaction-based revenue growth of 5%, offset partially by a 20% decrease in same state portal software development revenues. The increase in non-DMV transaction-based revenues in 2013 was attributable to strong performance from several key applications, including tax filings and motor vehicle registrations in New Jersey and Texas, court record searches in Colorado and Texas, and the motor vehicle inspection service for the Texas DPS as part of the DPS Direct suite of services that we are implementing for the DPS. Our same state non-DMV transaction-based revenue growth was 19% in 2012. The increase in same state DMV transaction-based revenues in 2013 was mainly due to an increase in transaction volumes at our Texas portal, among others, and to a lesser extent, a DMV price increase at a medium sized portal that became effective in the third quarter of 2013. Same state DMV transaction-based revenue decreased 1% in 2012. Absent DMV price increases, same state DMV revenue growth has historically ranged from flat to 1% per year. We believe our DMV revenues in 2012 were negatively affected by weak broader macroeconomic conditions. Our same state portal software development revenue decreased 20% in 2013 as compared to a 5% increase in 2012, primarily due to the expiration of certain Master Work Order projects in Texas on August 31, 2012, as previously disclosed.

Portal revenues for 2012 increased 17%, or approximately $28.1 million, over 2011. Of this increase, (i) 10%, or approximately $15.8 million, was attributable to an increase in same state portal revenues (portals in operation and generating revenues for two full periods); and (ii) 7%, or approximately $12.3 million, was attributable to increases from newer portals, including Maryland, which began generating revenues in May 2012; Oregon, which began generating revenues in June 2012; Delaware, which began generating revenues in October 2011; Mississippi, which began generating revenues in May 2011; and New Jersey, which began generating revenues in April 2011.

Same state portal revenues in 2012 increased 10%, or approximately $15.8 million, over 2011 due to increased revenues from our Texas, Montana, Indiana, Hawaii and Colorado portals, among others. Our same state revenue growth in 2012 was driven mainly by same state non-DMV transaction-based revenue growth of 19% and same state portal software development revenue growth of 5%, which was partially offset by a 1% decrease in same state DMV transaction-based revenues. The increase in non-DMV transaction-based revenues in 2012 was attributable to strong performance from several key applications, including a motor vehicle inspection service with the Texas DPS as part of the DPS Direct suite of services launched in September 2012, payment processing, motor vehicle registrations, and tax filings.

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

Cost of Portal Revenue Analysis	2013	% Change	2012	% Change	2011
Fixed costs	$94,615	18%	$80,046	21%	$66,172
Variable costs	48,439	11%	43,523	13%	38,558
Total	$143,054	16%	$123,569	18%	$104,730

Cost of portal revenues in 2013 increased 16%, or approximately $19.5 million, over 2012. Of this increase, (i) 9%, or approximately $10.7 million, was attributable to an increase in same state cost of portal revenues; and (ii) 7%, or approximately $8.8 million, was attributable to increases of $9.8 million in our newer portals in Wisconsin, Oregon, Maryland and Pennsylvania, including a $5.1 million accounts receivable write-off for amounts we elected not to pursue from the Commonwealth of Pennsylvania, as further discussed above and in Note 2 in the Notes to Consolidated Financial Statements; partially offset by a $1.0 million decrease in cost of portal revenues at our legacy Virginia portal due to the contract expiration on August 31, 2013, as further discussed above.

The increase in same state cost of portal revenues in 2013 was partially attributable to higher employee compensation and benefit costs across various portals and certain costs related to the motor vehicle inspection service as part of the Texas DPS, as further discussed above. In addition, the increase in 2013 was partially attributable to an increase in variable costs to process credit/debit card transactions, due mainly to higher transaction volumes from our portals in Texas, New Jersey and Colorado, among others. A significant percentage of our non-DMV transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a percentage of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We earn a lower gross profit percentage on these transactions as compared to our other non-DMV applications. However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Cost of portal revenues in 2012 increased 18%, or approximately $18.8 million, over 2011.  Of this increase, (i) 8%, or approximately $8.8 million, was attributable to an increase in same state cost of portal revenues; and (ii) 10%, or approximately $10.0 million, was attributable to our newer portals in Maryland, Oregon, Delaware, Mississippi and New Jersey.

 The increase in same state cost of portal revenues in 2012 was partially attributable to higher employee compensation and benefit costs across various portals and certain nonrecurring costs in Texas associated with the implementation of the motor vehicle inspection service for the Texas DPS. In addition, the increase in 2012 was partially attributable to an increase in variable fees to process credit/debit card transactions, particularly from our portals in Texas, Indiana, Montana and Colorado, among others.

Our portal gross profit percentage was 39% in 2013, up from 38% in both 2012 and 2011, due mainly to higher same state revenue growth and higher revenues from our newer portals in Oregon and Maryland, partially offset by start-up dilution from our Pennsylvania and Wisconsin portals (collectively, $3.4 million), as further discussed above. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

Software & Services Revenue Analysis	2013	% Change	2012	% Change		2011
NIC Technologies	$10,611	5%	$10,061	10%		$9,174
Other	3,485	105%	1,697	17%		1,449
Total	$14,096	20%	$11,758	11%	%	$10,623

Software & services revenues increased 20% and 11%, or approximately $2.3 million and $1.1 million, in 2013 and 2012, respectively, due mainly to (i) higher revenues of $1.1 million and $1.5 million in 2013 and 2012, respectively, from our contract with the FMCSA as a result of increased adoption of the PSP compared to prior periods; and (ii) a new construction lien service in North Carolina which commenced in April 2013 and generated approximately $1.2 million of revenues in 2013.

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues increased 8%, or approximately $0.3 million, in 2013 due mainly to the launch of the new construction lien service in North Carolina, as further discussed above. Cost of software & services revenues were flat in 2012. Our software & services gross profit percentage was 69%, 66% and 62% in 2013, 2012 and 2011, respectively. Our software and services gross profit percentage increased in 2013 due mainly to higher revenues from the PSP and our new construction lien service in North Carolina, as described above. Our software and services gross profit percentage increased in 2012 due primarily to higher revenues from the PSP, as described above.

SELLING & ADMINISTRATIVE. Selling & administrative expenses in 2013 increased 25%, or approximately $8.1 million, over 2012. The increase was due mainly to (i) higher net costs related to the previously disclosed SEC matter, as further described below; (ii) higher management incentive compensation as a result of our strong operating results in 2013; and (iii) higher personnel and software and maintenance costs to support and enhance our corporate-wide information technology and security infrastructure as a result of our growth.

As discussed in Note 7 in the Notes to Consolidated Financial Statements included in this Form 10-K, throughout 2013 we continued to incur obligations to advance legal fees and other expenses to our Chief Financial Officer in connection with the previously disclosed civil action by the SEC against him. We were not a party to the civil action, but were obligated to provide indemnification in certain circumstances (including advancing certain defense costs) to our Chief Financial Officer in accordance with our certificate of incorporation and bylaws and our indemnification agreement with him. Our directors’ and officers’ liability insurance carrier agreed to reimburse us for certain reasonable costs of defense advanced by us to our Chief Financial Officer in the SEC civil action, subject to the policy limits of the applicable insurance policy. During the fourth quarter of 2013, the policy limits of our directors’ and officers’ liability insurance were reached for claims related to the SEC matter and, therefore, we will not be entitled to any further reimbursements from our insurance carrier in excess of the limits. We do not currently expect to incur any additional costs related to the SEC matter in 2014.

On December 2, 2013, a federal jury of seven persons in Kansas City, Kansas, cleared our Chief Financial Officer of any liability in connection with all alleged violations of certain provisions of the federal securities laws in the civil action brought by the SEC against him. The SEC’s right to appeal the outcome of the trial has expired and the civil action against our Chief Financial Officer is concluded.

Selling & administrative expenses in 2013 included approximately $12.8 million of legal fees and other third-party costs related to the previously disclosed SEC matter. These expenses were reduced by approximately $8.8 million of reimbursement from our directors’ and officers’ liability insurance carrier, resulting in a net expense of approximately $4.0 million related to the SEC matter for 2013. In 2012, we incurred approximately $4.5 million of legal fees and other third-party costs related to the SEC matter. These expenses were reduced by approximately $4.0 million of insurance reimbursement resulting in a net expense of approximately $0.5 million for 2012. In 2011, we incurred approximately $4.2 million of legal fees and other third-party costs related to the SEC matter and the related derivative action. These expenses were reduced by approximately $4.5 million of insurance reimbursement and approximately $0.2 million of reimbursement from Jeffery S. Fraser, our former Chairman of the Board and Chief Executive Officer, related to the settlement of a derivative action, resulting in a net decrease in expense of approximately $0.5 million for 2011.

In 2013, legal fees and other third-party costs related to the SEC matter, net of insurance and other reimbursements, increased approximately $3.5 million from 2012 as described above, while other selling & administrative expenses increased by approximately $4.6 million, due mainly to higher management incentive compensation as a result of our strong operating results in 2013 and higher personnel and software and maintenance costs to support and enhance our corporate-wide information technology and security infrastructure as a result of our growth. In 2012, legal fees and other third-party costs related to the SEC matter and derivative action, net of insurance and other reimbursements, increased approximately $1.0 million from 2011 as described above, while other selling & administrative expenses increased by approximately $3.1 million, due mainly to higher personnel and software and maintenance costs to support and enhance corporate-wide information technology, security and portal operations.

As a percentage of total consolidated revenues, selling & administrative expenses were 16% in all periods presented.

DEPRECIATION & AMORTIZATION. Depreciation & amortization expense in 2013 increased 32%, or approximately $2.0 million, over 2012. This increase was primarily attributable to (i) capital expenditures to implement the motor vehicle inspection service for the Texas DPS as part of the DPS Direct suite of services, which launched in September 2012; and (ii) capital expenditures for our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure. Depreciation & amortization expense in 2012 increased 38%, or approximately $1.7 million, over 2011. This increase was primarily attributable to (i) capital expenditures to implement the motor vehicle inspection service for the Texas DPS as part of the DPS Direct suite of services; (ii) capital expenditures for our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure; and (iii) capital expenditures for new state portal contracts.

As a percentage of total consolidated revenues, depreciation & amortization was 3% in all periods presented. We will continue to make key information technology infrastructure and security investments to support the long-term expansion of our portal business.

INCOME TAXES. Our effective tax rate was approximately 39% in 2013 and 2012, and 40% in 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively extended the federal research and development credit under Internal Revenue Code Section 41, which previously expired at the end of 2011, through the end of 2013. In accordance with authoritative accounting guidance, we recognized the impact of this legislation for the 2012 tax year in 2013, when the Act was signed into law. For the 2013 tax year, we recognized a favorable benefit related to the federal research and development tax credit totaling approximately $0.5 million for the year ended December 31, 2012, which was recognized in 2013, and approximately $0.3 million for the year ended December 31, 2013.

Our effective tax rate for 2012 was lower than the rate in 2011 due to several factors, including the favorable outcome of an Internal Revenue Service examination and the related decrease in the liability for uncertain tax positions, along with changes in state taxes primarily due to a change in apportionment methodology for certain states.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $40.9 million in 2013 compared to $28.4 million in 2012. The increase in cash flow from operations in 2013 was primarily the result of (i) a year-over-year increase in operating income, excluding non-cash charges for depreciation & amortization, the provision for losses on accounts receivable, including the write-off of the $5.1 million Pennsylvania receivable, and stock-based compensation; and (ii) a year-over-year increase in other long-term liabilities related to unrecognized tax benefits associated with changes in our state taxes primarily due to a change in apportionment methodology for certain states.

Net cash provided by operating activities was $28.4 million in 2012 compared to $30.6 million in 2011. The decrease in cash flow from operations was primarily the result of (i) a year-over-year increase in prepaid expenses and other current assets, due mainly to the timing of estimated income tax payments and amounts receivable from our directors’ and officers’ liability insurance carrier; and (ii) a reduction of accounts payable in 2012 (as opposed to an increase in accounts payable in 2011) due to the timing of payments to certain government partners. These reductions to cash flow from operations were partially offset by a year-over-year increase in operating income, excluding non-cash charges for depreciation & amortization and stock-based compensation, and a smaller increase in accounts receivable in 2012 due to the timing of collections related to tax filing applications in 2011.

Investing Activities

Net cash used in investing activities of $8.2 million in 2013 primarily consisted of $6.7 million of capital expenditures, which were for normal fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment.

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

In addition, in 2013, 2012 and 2011, we capitalized approximately $1.5 million, $0.7 million and $0.5 million, respectively, of internal-use software development costs relating to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems. The increase in 2013 reflects software development costs for certain centrally developed and standardized customer management, billing, and payment processing software applications that we are providing to an increasing number of our government partners on a SaaS basis.

Financing Activities

Net cash used in financing activities of $20.8 million in 2013 reflects the classification of $23.0 million of our available cash as restricted to pay the $0.35 per share special cash dividend we declared on October 28, 2013, which was paid on January 2, 2014. Financing activities in 2013 also reflect the receipt of $0.9 million from our employee stock purchase program and tax deductions of approximately $1.3 million related to stock-based compensation (see Note 10 in the Notes to the Consolidated Financial Statements included in this Form 10-K).

Net cash used in financing activities of $14.2 million in 2012 reflects the payment of a $16.3 million special cash dividend, partially offset by $0.8 million in proceeds from our employee stock purchase program and tax deductions of approximately $1.4 million related to stock-based compensation.

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

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and also accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended December 31, 2013 and 2012 were approximately $833.4 million and $1.1 billion, respectively. We calculate days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for the three-month periods ended December 31, 2013 and 2012 was six and five days, respectively.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $79.4 million at December 31, 2013, from $65.0 million at December 31, 2012. The increase in our working capital is primarily due to operating income generated from our operations, excluding non-cash charges, as further described above. Our current ratio, defined as current assets divided by current liabilities, was 2.0 at both December 31, 2013 and December 31, 2012. Excluding cash restricted for the payment of dividend and the related dividend payable at December 31, 2013, our current ratio would have been 2.3 at December 31, 2013.

At December 31, 2013, our unrestricted cash balance was $74.2 million compared to $62.4 million at December 31, 2012. We believe that our currently available liquid resources and cash generated from operations will be sufficient to fund our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments, if any, for at least the next 12 months without the need of additional capital. We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility. In total, we had $3.4 million in available capacity to issue additional letters of credit and $8.4 million of unused borrowing capacity at December 31, 2013 under the facility. We were in compliance with all of the financial covenants under the revolving credit facility at December 31, 2013.

We issue letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the May 1, 2015 expiration date of the credit agreement. We had unused outstanding letters of credit totaling approximately $1.6 million at December 31, 2013. We are not currently required to cash collateralize these letters of credit.

At December 31, 2013, we were bound by performance bond commitments totaling approximately $6.1 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at December 31, 2013 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.7 million and would have been classified as restricted cash.

We currently expect our capital expenditures to be approximately $6.5 million to $7.0 million in fiscal 2014, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our outsourced portal businesses and in our centralized hosting environment to support and enhance corporate-wide information technology security, including Web servers, purchased software, and office equipment.

On October 28, 2013, we declared a $0.35 per share special cash dividend totaling approximately $23.0 million that was paid out of our available cash on January 2, 2014. We do not believe that this dividend will have a significant effect on our future liquidity.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2013 (in thousands):

		Payments Due by Period
		Less than 1			More than
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$13,230	$4,078	$5,817	$3,031	$304
Income tax uncertainties	1,760	-	1,760	-	-
Long-term debt obligations	-	-	-	-	-
Capital lease obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total contractual cash obligations	$14,990	$4,078	$7,577	$3,031	$304

While we have significant operating lease commitments for office space, except for our headquarters those commitments are generally tied to the period of performance under related portal contracts.

We have income tax uncertainties of approximately $1.8 million at December 31, 2013. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years as reflected in the table above. However, the ultimate timing of resolution is uncertain. See Notes 2 and 9 in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion on income taxes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NIC Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of NIC Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
February 27, 2014

NIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$74,245,467	$62,358,266
Cash restricted for payment of dividend	22,982,447	-
Trade accounts receivable, net (Note 2)	52,818,352	55,261,023
Deferred income taxes, net	1,037,888	886,969
Prepaid expenses & other current assets	11,568,395	9,340,344
Total current assets	162,652,549	127,846,602
Property and equipment, net	15,167,051	16,024,724
Intangible assets, net	1,864,297	1,015,846
Other assets	289,968	252,765
Total assets	$179,973,865	$145,139,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,111,916	$43,663,847
Accrued expenses	20,822,443	18,948,077
Dividend payable	22,982,447	-
Other current liabilities	347,743	207,577
Total current liabilities	83,264,549	62,819,501

Deferred income taxes, net	2,431,568	2,050,230
Other long-term liabilities	2,341,461	1,345,836
Total liabilities	88,037,578	66,215,567

Commitments and contingencies (Notes 2, 3, 6, 7 and 9)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000,000 shares authorized,
64,992,587 and 64,628,105 shares issued and outstanding	6,500	6,463
Additional paid-in capital	88,396,700	84,308,249
Retained earnings (accumulated deficit)	3,533,087	(5,390,342)
Total stockholders' equity	91,936,287	78,924,370
Total liabilities and stockholders' equity	$179,973,865	$145,139,937

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
Revenues:
Portal revenues	$235,183,005	$198,414,662	$170,276,434
Software & services revenues	14,095,660	11,757,514	10,622,737
Total revenues	249,278,665	210,172,176	180,899,171
Operating expenses:
Cost of portal revenues, exclusive of depreciation &
amortization (Note 2)	143,054,274	123,568,705	104,729,936
Cost of software & services revenues, exclusive of
depreciation & amortization	4,356,608	4,041,223	4,030,917
Selling & administrative	40,924,642	32,851,946	28,731,758
Depreciation & amortization	8,333,089	6,518,532	4,898,488
Total operating expenses	196,668,613	166,980,406	142,391,099
Operating income	52,610,052	43,191,770	38,508,072
Other expense, net	(51,301)	(16,211)	(34,820)
Income before income taxes	52,558,751	43,175,559	38,473,252
Income tax provision	20,520,660	16,836,811	15,530,770
Net income	$32,038,091	$26,338,748	$22,942,482

Basic net income per share (Note 2)	$0.49	$0.40	$0.35
Diluted net income per share (Note 2)	$0.49	$0.40	$0.35

Weighted average shares outstanding:
Basic	64,888,978	64,500,244	64,017,813
Diluted	64,954,366	64,564,664	64,156,669

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balance, January 1, 2011	63,705,851	$6,371	$107,934,910	$(54,671,572)	$53,269,709
Net income	-	-	-	22,942,482	22,942,482
Dividends declared	-	-	(16,230,966)	-	(16,230,966)
Dividend equivalents on performance-based restricted
stock awards	-	-	(109,610)	-	(109,610)
Restricted stock vestings	532,870	53	119,904	-	119,957
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(164,213)	(16)	(1,921,564)	-	(1,921,580)
Stock-based compensation	-	-	4,509,727	-	4,509,727
Tax deductions relating to stock-based compensation	-	-	1,509,039	-	1,509,039
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	336,404	-	336,404
Issuance of common stock under employee stock purchase plan	103,593	10	651,590	-	651,600
Balance, December 31, 2011	64,178,101	6,418	96,799,434	(31,729,090)	65,076,762
Net income	-	-	-	26,338,748	26,338,748
Dividends declared	-	-	(16,337,681)	-	(16,337,681)
Dividend equivalents on performance-based restricted
stock awards	-	-	(97,070)	-	(97,070)
Restricted stock vestings	539,936	54	203,605	-	203,659
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(167,977)	(17)	(2,113,139)	-	(2,113,156)
Stock-based compensation	-	-	3,802,572	-	3,802,572
Tax deductions relating to stock-based compensation	-	-	1,351,115	-	1,351,115
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(106,589)	-	(106,589)
Issuance of common stock under employee stock purchase plan	78,045	8	806,002	-	806,010
Balance, December 31, 2012	64,628,105	6,463	84,308,249	(5,390,342)	78,924,370
Net income	-	-	-	32,038,091	32,038,091
Dividends declared	-	-	-	(22,982,447)	(22,982,447)
Dividend equivalents on performance-based restricted
stock awards	-	-	-	(132,215)	(132,215)
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	49,909	-	49,909
Restricted stock vestings	401,794	40	82,580	-	82,620
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(124,890)	(12)	(2,276,151)	-	(2,276,163)
Stock-based compensation	-	-	4,025,960	-	4,025,960
Tax deductions relating to stock-based compensation	-	-	1,302,005	-	1,302,005
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(314)	-	(314)
Issuance of common stock under employee stock purchase plan	87,578	9	904,462	-	904,471
Balance, December 31, 2013	64,992,587	$6,500	$88,396,700	$3,533,087	$91,936,287

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$32,038,091	$26,338,748	$22,942,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	8,333,089	6,518,532	4,898,488
Provision for losses on accounts receivable (Note 2)	5,229,277	259,630	313,378
Stock-based compensation expense	4,025,960	3,802,572	4,509,727
Deferred income taxes	(1,069,988)	734,208	788,258
Loss on disposal of property and equipment	51,301	16,219	37,857
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(2,786,606)	(6,214,772)	(7,560,160)
(Increase) decrease in prepaid expenses & other current assets	(927,644)	(1,918,230)	1,308,384
(Increase) in other assets	(37,203)	(8,992)	(358)
Increase (decrease) in accounts payable	(4,502,022)	(1,374,212)	3,439,367
Increase (decrease) in accrued expenses	(586,798)	397,072	(92,038)
Increase (decrease) in other current liabilities	222,786	101,795	(265,026)
Increase (decrease) in other long-term liabilities	863,096	(262,995)	282,254
Net cash provided by operating activities	40,853,339	28,389,575	30,602,613

Cash flows from investing activities:
Purchases of property and equipment	(6,717,034)	(12,776,316)	(6,136,666)
Proceeds from sale of property and equipment	16,153	-	7,711
Capitalized internal use software development costs	(1,489,286)	(713,501)	(450,770)
Net cash used in investing activities	(8,190,167)	(13,489,817)	(6,579,725)

Cash flows from financing activities:
Cash dividends on common stock	-	(16,337,681)	-
Cash restricted for payment of dividend	(22,982,447)	-	(16,230,966)
Proceeds from employee common stock purchases	904,471	806,010	651,600
Tax deductions related to stock-based compensation	1,302,005	1,351,115	1,509,039
Net cash used in financing activities	(20,775,971)	(14,180,556)	(14,070,327)

Net increase in cash and cash equivalents	11,887,201	719,202	9,952,561
Cash and cash equivalents, beginning of period	62,358,266	61,639,064	51,686,503
Cash and cash equivalents, end of period	$74,245,467	$62,358,266	$61,639,064

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$185,001	$144,559	$-
Cash payments:
Income taxes paid	$15,939,214	$14,107,555	$11,726,661
Cash dividends on common stock previously restricted for payment of dividend	$-	$16,230,966	$-

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

NIC Inc. (the “Company” or “NIC”) is a leading provider of eGovernment services that helps governments use the Internet to reduce internal costs, increase efficiencies and provide a higher level of service to businesses and citizens. The Company accomplishes this currently through two channels: its primary outsourced portal businesses and its software & services businesses.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating enterprise-wide outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative, and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), provision for losses on accounts receivable, subcontractor labor costs, telecommunications, fees required to process credit/debit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities. For the year ended December 31, 2013, cost of portal revenues also includes a non-cash pre-tax charge of approximately $5.1 million (approximately $0.05 per share on an after-tax basis) to write-off accounts receivable due from the Commonwealth of Pennsylvania for eGovernment services provided from January 1, 2013 through June 30, 2013, as further discussed below. Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative costs consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative costs also consist of stock-based compensation and corporate-level expenses for market development and public relations. In addition, selling & administrative costs include legal fees and other third-party costs, net of directors’ and officers’ liability insurance reimbursements received, incurred in connection with the previously disclosed SEC matter, which concluded in December 2013 (see Note 7).

Certain income statement amounts for the year ended December 31, 2012 have been reclassified, resulting in a reduction in both portal revenues and cost of portal revenues by approximately $1.0 million. The reclassification had no effect on prior year operating income, net income or earnings per share. Certain other prior year amounts have been reclassified to conform to the 2013 presentation.

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

Cash restricted for payment of dividend

Restricted cash represents cash which is restricted for use by NIC. On October 28, 2013, the Company’s Board of Directors declared a special cash dividend of $0.35 per share, payable to stockholders of record as of November 8, 2013. The dividend, totaling approximately $23.0 million, was paid on January 2, 2014. Cash used to pay the special dividend was classified as restricted at December 31, 2013.

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

As previously disclosed in prior filings with the Securities and Exchange Commission (“SEC”), the Company had not collected amounts due from the Commonwealth of Pennsylvania (the “Commonwealth”) totaling approximately $5.1 million for eGovernment services provided by the Company’s subsidiary, Pennsylvania Interactive, LLC, from January 1, 2013 to June 30, 2013. At June 30, 2013, the Company believed these amounts were fully collectible based upon legal review and preliminary discussions with Commonwealth administration officials. Due to the preliminary nature of those discussions, the Company was unable to estimate the amount or range of amounts, if any, that it would not be able to collect from the Commonwealth, as of June 30, 2013. On September 9, 2013, the Company filed a Form 8-K with the SEC disclosing that, due to certain developments, including further discussions with Commonwealth officials, on September 6, 2013, the Company elected not to pursue collection of outstanding accounts receivable from the Commonwealth and recorded a non-cash pre-tax charge of approximately $5.1 million (approximately $0.05 per share on an after-tax basis) in the third quarter of 2013 to write-off amounts due from the Commonwealth through June 30, 2013. The charge is included in cost of portal revenues of the Company’s consolidated statements of income for the year ended December 31, 2013. The Company continued to provide eGovernment services under the contract with the Commonwealth, but did not recognize revenues under the contract subsequent to June 30, 2013 until the contract became self-funded in October 2013.

The Company’s allowance for doubtful accounts at both December 31, 2013 and 2012 was $0.6 million.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 8 years for furniture and fixtures, 3-10 years for equipment, 3-5 years for purchased software, and the lesser of the term of the lease or 5 years for leasehold improvements. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in results of operations for the period. The cost of maintenance and repairs is charged to expense as incurred. Significant betterments are capitalized.

The Company periodically evaluates the carrying value of property and equipment to be held and used when events and circumstances warrant such a review. The carrying value of property and equipment is considered impaired when the anticipated undiscounted cash flows from the asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. The Company did not record any material impairment losses on property and equipment during the periods presented.

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

The Company accounts for the costs of developing internal use computer software in accordance with authoritative accounting guidance for internal use computer software, whereby certain costs of developing internal use computer software are capitalized and amortized over their estimated useful life. For internal use computer software, the estimated economic life is typically 36 months from the date the software is placed in production. At December 31, 2013 and 2012, such costs are included in intangible assets in the consolidated balance sheets.

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

Amounts received prior to providing services are recorded as unearned revenue. At each balance sheet date, the Company makes a determination as to the portion of unearned revenue that will be earned within one year and records that amount in other current liabilities in the consolidated balance sheets. The remainder, if any, is recorded in other long-term liabilities. Unearned revenues at December 31, 2013 and 2012 were approximately $0.3 million and $0.2 million, respectively, and were recorded in other current liabilities in the consolidated balance sheets.

Software & services revenues

The Company’s software & services revenues primarily include revenues from subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. NIC Technologies currently earns a significant portion of its revenues from its contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using a self-funded, transaction-based business model. NIC Technologies recognizes revenue from its contract with the FMCSA (primarily transaction-based information access fees) when the services are provided. NIC Technologies also earns a portion of its revenues from fixed fee and time and materials application development and outsourced maintenance contracts with other government agencies and recognizes revenues as the services are provided. Its contract with the state of Michigan contains a general fiscal funding clause. The Company recognizes revenue under this contract if the probability of cancellation is determined to be a remote contingency.

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

Fair value of financial instruments

The carrying values of the Company’s accounts receivable and accounts payable approximate fair value.

Comprehensive income

The Company has no material components of other comprehensive income or loss and, accordingly, the Company’s comprehensive income is approximately the same as its net income for all periods presented.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.7 million at December 31, 2013, 2012, and 2011. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	December 31,
	2013	2012	2011
Numerator:
Net income	$32,038,091	$26,338,748	$22,942,482
Less: Income allocated to participating securities	(325,182)	(299,518)	(294,022)
Net income available to common stockholders	$31,712,909	$26,039,230	$22,648,460
Denominator:
Weighted average shares - basic	64,888,978	64,500,244	64,017,813
Performance-based restricted stock awards	65,388	64,420	138,856
Weighted average shares - diluted	64,954,366	64,564,664	64,156,669

Basic net income per share:
Net income	$0.49	$0.40	$0.35

Diluted net income per share:
Net income	$0.49	$0.40	$0.35

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At December 31, 2013, the amount of cash covered by FDIC deposit insurance was approximately $10.1 million, and approximately $64.1 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Segment reporting

The Company reports segment information in accordance with authoritative accounting guidance for segment disclosures based upon the “management” approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s segments. Authoritative guidance for segment disclosures also requires disclosures about products and services and major customers. See Note 11.

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

3. OUTSOURCED GOVERNMENT CONTRACTS

Outsourced Portal Contracts

The Company’s outsourced government portal contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government. The Company’s primary business obligation under these contracts is generally to design, build, and operate Internet-based portals on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. The Company has limited control over the level of fees it is permitted to retain. Any changes made to the amount or percentage of fees retained by NIC, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract to NIC.

The Company is typically responsible for funding the up-front investment and ongoing operations and maintenance costs of the government portals, and generally owns all of the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing and payment processing software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to an increasing number of government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license. If the Company’s contract were not to be renewed after a defined term or if our contract was terminated by our government partner for cause, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for services provided by the Company on a SaaS basis, which would be available to the partners on a fee-for-service basis.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in our contract. In addition, 15 contracts under which the Company provides enterprise-wide outsourced state portal services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 57% of the Company’s total consolidated revenues for the year ended December 31, 2013. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Montana, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contracts with the Commonwealth of Virginia and the state of Arizona.

At December 31, 2013, the Company was bound by performance bond commitments totaling approximately $6.1 million on certain outsourced portal contracts. Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. The Company has never had any defaults resulting in draws on performance bonds. See also Note 6.

The following is a summary of the portals in each state through which the Company provides enterprise-wide outsourced portal services to multiple government agencies as of December 31, 2013:
NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC*	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	9/25/2014 (9/25/2017)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	6/30/2014
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016 (8/31/2018)
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2014
NICUSA, AZ Division	www.AZ.gov (Arizona)	2007	In transition period – 3/26/2014 (6/26/2014)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2016 (6/8/2019)
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	5/18/2014
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2014 (8/31/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2015 (2/28/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	2/28/2014
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2014
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2015
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2016 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2016 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	3/31/2014
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2016
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2014 (12/31/2017)

*See Note 2 for discussion of the Pennsylvania contract.

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

During the fourth quarter of 2013, the Company received a one-year contract extension from the state of Oklahoma, a six-month contract extension from the state of West Virginia and a three-month contract extension from the state of Arizona with respect to the expiring Arizona portal contract.

During the first quarter of 2014, the Company was awarded a three-year contract with the state of Connecticut to manage its government portal, which includes renewal options for the government to extend the contract up to an additional three years. In addition, the Company received a three-month contract extension from the state of Iowa and a two-month contract extension from the state of Rhode Island.

Other Outsourced State Contracts

The Company’s subsidiary, New Mexico Interactive, LLC, has a contract to manage eGovernment services for the New Mexico Motor Vehicle Division (“MVD”) and its parent, the New Mexico Taxation and Revenue Department. During the second quarter of 2013, the Company received a one-year contract extension from the MVD to manage the state’s driver history database through June 30, 2014.

During the second quarter of 2013, the Company’s subsidiary, Virginia Interactive, signed an agreement with the Department of Game and Inland Fisheries to provide eGovernment services from September 1, 2013 through February 28, 2015, which includes an option for the agency to extend the contract for one additional six-month period through August 31, 2015. During the third quarter of 2013, VI signed an agreement with the Office of the Executive Secretary of the Supreme Court of Virginia to provide eGovernment services from September 1, 2013 through August 31, 2014, which includes an option for the agency to extend the contract for one additional 12-month period through August 31, 2015.

Outsourced Federal Contracts

NIC Technologies has a contract with the FMCSA to develop and manage the FMCSA’s PSP for motor carriers nationwide, using the self-funded, transaction-based business model. During the first quarter of 2014, the FMCSA exercised a one-year renewal option for the PSP contract, extending its term through February 16, 2015. As previously disclosed, the Company’s contract with the Federal Election Commission (“FEC”) to design and develop online federal campaign expenditure and ethics compliance systems expired on June 30, 2013. For the year ended December 31, 2013, revenues from the FEC contract accounted for less than 1% of the Company’s total consolidated revenues.

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

Expiring Contracts

As of December 31, 2013, there were 15 contracts under which the Company provides enterprise-wide outsourced portal services or software development and services that have expiration dates within the 12-month period following December 31, 2013. Collectively, revenues generated from these contracts represented 38% of the Company’s total consolidated revenues for the year ended December 31, 2013. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

The contract under which the Company’s subsidiary, Virginia Interactive, provided outsourced portal services to agencies of the Commonwealth of Virginia expired on August 31, 2012. As more fully disclosed in a Form 8-K filed by the Company with the SEC on April 18, 2012, VI chose not to agree to terms mandated by the Commonwealth of Virginia for a new contract. VI provided transition services as required by the contract through August 31, 2013. The costs incurred in transitioning out of VI’s contract with the Commonwealth of Virginia, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the year ended December 31, 2013, revenues from the legacy Virginia portal contract accounted for approximately 2% of the Company’s total consolidated revenues. The Company continues to provide eGovernment services to two agencies of the Commonwealth of Virginia, as further discussed above under Other Outsourced State Contracts.

During the first quarter of 2013, the Company’s subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. The contract under which NICUSA provided outsourced portal services to agencies of the state of Arizona expired on June 26, 2013. However, during the second quarter of 2013, the Company received a six-month contract extension from the state of Arizona to provide transition services through December 26, 2013, which included options for the government to extend the contract for two additional three-month periods. During the fourth quarter of 2013, the state of Arizona exercised a three-month renewal option, extending its contract term through March 26, 2014.The Company has evaluated the costs which may be incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, which are not expected to have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the year ended December 31, 2013, revenues from the Arizona portal contract accounted for approximately 1% of the Company’s total consolidated revenues.

4. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following at December 31:

	December 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internal use capitalized
software	$5,187,674	$(3,323,377)	$1,864,297	$3,698,387	$(2,682,541)	$1,015,846

Amortization expense for internal use capitalized software totaling approximately $0.6 million for each of the years ended December 31, 2013, 2012, and 2011 is included in depreciation & amortization in the consolidated statements of income. The total estimated intangible asset amortization expense in future years related to assets that have been released into production is as follows:

Fiscal Year
2014	$764,378
2015	582,831
2016	266,053
$1,613,262

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31:

	2013	2012
Equipment	$26,917,914	$23,745,101
Purchased software	9,782,079	8,706,287
Furniture and fixtures	4,410,355	3,916,476
Leasehold improvements	1,170,354	1,096,717
	42,280,702	37,464,581
Less accumulated depreciation	(27,113,651)	(21,439,857)
Property and equipment, net	$15,167,051	$16,024,724

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $7.7 million, $5.7 million, and $4.0 million, respectively.

6. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

On June 28, 2013, the Company entered into an amendment to extend its $10.0 million unsecured revolving credit agreement with a bank to May 1, 2015. This revolving credit facility is available to finance working capital, issue letters of credit, and finance general corporate purposes. The Company can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility. Interest on amounts borrowed is payable at a base rate or a Eurodollar rate, in each case as defined in the agreement. The base rate is equal to the higher of the Federal Funds Rate plus 0.50% or the bank’s prime rate. Fees on outstanding letters of credit are either 1.50% (if the Company’s consolidated leverage ratio is less than or equal to 1.25:1) or 1.75% (if the Company’s consolidated leverage ratio is greater than 1.25:1) of face value per annum.

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

The Company was in compliance with each of the covenants listed above at December 31, 2013. The Company issues letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of its outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.6 million at December 31, 2013. The Company is not currently required to cash collateralize these letters of credit. The Company had $3.4 million in available capacity to issue additional letters of credit and $8.4 million of unused borrowing capacity at December 31, 2013 under the facility. Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement.

The Company has a $1.0 million line of credit with a bank in conjunction with a corporate credit card agreement.

At December 31, 2013, the Company was bound by performance bond commitments totaling approximately $6.1 million on certain outsourced government portal contracts. The Company has never had any defaults resulting in draws on performance bonds. Had the Company been required to post 100% cash collateral at December 31, 2013 for the face value of all performance bonds, letters of credit and its line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.7 million and would have been classified as restricted cash.

7. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company and its subsidiaries lease office space and certain equipment under noncancellable operating leases. Future minimum lease payments under all noncancellable operating leases at December 31, 2013 are as follows:

Fiscal Year
2014	$4,078,149
2015	3,529,052
2016	2,288,001
2017	1,617,494
2018	1,413,079
Thereafter	304,354

Rent expense for operating leases for the years ended December 31, 2013, 2012, and 2011 was approximately $4.2 million, $3.8 million, and $3.4 million, respectively.

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

Stephen M. Kovzan, NIC’s Chief Financial Officer, informed the Company that he was unable to reach a settlement with the SEC on terms that he felt were acceptable. The SEC filed a civil complaint against him in the U.S. District Court for the District of Kansas on January 12, 2011, alleging violations of certain provisions of the federal securities laws detailed in that complaint relating to the reporting and disclosure of expenses by Mr. Fraser. On December 2, 2013, a federal jury of seven persons in Kansas City, Kansas, cleared Mr. Kovzan of any liability in connection with all alleged violations brought by the SEC against him. The SEC’s right to appeal the outcome of the trial has expired and the civil action against Mr. Kovzan is concluded.

During 2013, the Company continued to incur obligations to advance legal fees and other expenses to Mr. Kovzan in connection with the civil action by the SEC against him. The Company was not a party to the civil action, but was obligated to provide indemnification in certain circumstances (including advancing certain defense costs) to Mr. Kovzan in accordance with the Company’s certificate of incorporation and bylaws and its indemnification agreement with him. The Company’s directors’ and officers’ liability insurance carrier agreed to reimburse the Company for certain reasonable costs of defense advanced by the Company to Mr. Kovzan in the SEC civil action, subject to the policy limits of the applicable insurance policy. During the fourth quarter of 2013, the policy limits of the Company’s directors’ and officers’ liability insurance were reached for claims related to the SEC matter and, therefore, the Company will not be entitled to any further reimbursements from its insurance carrier in excess of the limits. The Company does not currently expect to incur any additional costs related to the SEC matter in 2014.

Selling & administrative expenses for the year ended December 31, 2013 include approximately $12.8 million of legal fees and other third-party costs related to the SEC matter. These expenses were reduced by approximately $8.8 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier, a portion of which is expected to be collected subsequent to December 31, 2013, resulting in a net expense of approximately $4.0 million related to the SEC matter in 2013. Selling & administrative expenses for the year ended December 31, 2012 include approximately $4.5 million of legal fees and other third-party costs related to the SEC matter. These expenses were reduced by approximately $4.0 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier, resulting in a net expense of approximately $0.5 million related to the SEC matter in 2012. Selling & administrative expenses for the year ended December 31, 2011 include approximately $4.2 million of legal fees and other third-party costs related to the SEC matter and derivative action discussed below. These expenses were reduced by approximately $4.5 million of reimbursement from the Company’s directors’ and officers’ liability insurance carrier and approximately $0.2 million of reimbursement from Mr. Fraser as part of the derivative action settlement, resulting in a net decrease in expense of approximately $0.5 million in 2011.

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

8. STOCKHOLDERS’ EQUITY

On October 28, 2013, the Company’s Board of Directors declared a special cash dividend of $0.35 per share, payable to stockholders of record as of November 8, 2013. The dividend, totaling approximately $23.0 million, was paid on January 2, 2014 on 64,987,854 outstanding shares of common stock. A dividend equivalent of $0.35 per share was also paid simultaneously on 676,281 unvested shares of service-based restricted stock granted under the Company’s 2006 Amended and Restated Stock Option and Incentive Plan. The dividend was paid out of the Company’s available cash.

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

9. INCOME TAXES

            The provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
Current income taxes:
Federal	$18,436,209	$14,891,245	$12,655,924
State	3,154,439	1,211,358	2,086,588
Total	21,590,648	16,102,603	14,742,512
Deferred income taxes:
Federal	(1,111,536)	691,961	449,566
State	41,548	42,247	338,692
Total	(1,069,988)	734,208	788,258
Total income tax provision	$20,520,660	$16,836,811	$15,530,770

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31:

	2013	2012
Deferred tax assets:
Amortization of internal use software development costs	$1,461,246	$1,231,729
Stock-based compensation	1,289,584	1,270,998
Accrued vacation	762,293	576,187
Amortization of software intangibles	638,894	1,493,102
Federal benefit of state uncertain tax positions	431,387	-
State net operating loss carryforwards	326,586	401,591
Deferred rent	233,923	274,857
Allowance for doubtful accounts	226,359	236,494
Other	59,912	194,556
	5,430,184	5,679,514
Less: Valuation allowance	(310,369)	(291,249)
Total	5,119,815	5,388,265
Deferred tax liabilities:
Depreciation & capitalized internal use software and development costs	(5,382,498)	(5,410,640)
Nonrecurring gain on acquisition of business	(1,130,997)	(1,140,886)
Total	(6,513,495)	(6,551,526)
Net deferred tax liability	$(1,393,680)	$(1,163,261)

The Company has identified certain estimated state net operating loss (“NOL”) carryforwards that it might be unable to use. Based on a review of applicable state tax statutes, the Company concluded that there is substantial doubt it would be able to realize the full amount of certain estimated NOL carryforwards in states where the Company cannot file a consolidated income tax return or where future taxable income will not be sufficient to utilize the state NOL before it expires. As a result, the Company recorded a deferred tax asset valuation allowance totaling $0.3 million at both December 31, 2013 and 2012.

The Company’s net deferred tax liability at December 31, 2013 is primarily attributable to differences between book and tax depreciation on property and equipment purchased during 2013 and 2012. The portion of the Company’s deferred tax liability related to the nonrecurring gain on acquisition of business for certain assets acquired through the Company’s wholly-owned subsidiary Texas NICUSA, LLC in 2009 was approximately $1.1 million at both December 31, 2013 and 2012.

See Note 10 for discussion of the accounting for income tax deductions relating to the vesting of restricted stock.

The following table reconciles the statutory federal income tax rate and the effective income tax rate indicated by the consolidated statements of income:

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.2	1.0	4.4
Nondeductible expenses	1.4	2.5	2.0
Uncertain tax positions	1.2	0.3	0.4
Federal and state tax credits	(2.0)	-	(1.7)
Other	0.2	0.2	0.3
Effective federal and state income tax rate	39.0%	39.0%	40.4%

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law. The Act retroactively extended the federal research and development credit under Internal Revenue Code Section 41 (which previously expired at the end of 2011) through the end of 2013. In accordance with authoritative accounting guidance, the Company recognized the impact of this legislation for the 2012 tax year in 2013, when the Act was signed into law. For the 2013 tax year, the Company recognized a favorable benefit related to the federal research and development tax credit totaling approximately $0.5 million for the year ended December 31, 2012, which was recognized in 2013, and approximately $0.3 million for the year ended December 31, 2013.

The Company’s effective tax rate for 2012 was lower than the rate in 2011 due to several factors, including the favorable outcome of an Internal Revenue Service (“IRS”) examination and the related decrease in the liability for uncertain tax positions, along with changes in state taxes primarily due to a change in apportionment methodology for certain states.

The following table provides a reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits (included in other long-term liabilities in the consolidated balance sheets) for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Balance at January 1	$688,575	$586,606	$397,825
Additions for tax positions of prior years	439,550	262,865	247,429
Reductions for tax positions of prior years	-	(347,492)	-
Additions for tax positions of current years	632,309	186,596	-
Settlements	-	-	(48,218)
Expiration of the statute of limitations	-	-	(10,430)
Balance at December 31	$1,760,434	$688,575	$586,606

It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease. However, the Company does not expect such increases or decreases to be material to its financial condition or results of operations.

The Company, along with its wholly owned subsidiaries, files a consolidated U.S. federal income tax return and separate income tax returns in many states throughout the U.S. The Company remains subject to U.S. federal examination for the tax years ended on or after December 31, 2010. Additionally, any net operating losses that were generated in prior years and utilized through 2010 may also be subject to examination by the IRS. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense in the consolidated statements of income. At December 31, 2013, 2012 and 2011, accrued interest and penalty amounts were not material.

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

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income:

	Year Ended December 31,
	2013	2012	2011
Cost of portal revenues, exclusive of
depreciation & amortization	$1,100,396	$997,340	$907,684
Cost of software & services revenues,
exclusive of depreciation & amortization	48,128	61,845	63,099
Selling & administrative	2,877,436	2,743,387	3,538,944
Stock-based compensation expense
before income taxes	4,025,960	3,802,572	4,509,727
Income tax benefit	(1,571,867)	(1,482,857)	(1,820,473)
Net stock-based compensation expense	$2,454,093	$2,319,715	$2,689,254

Stock option and restricted stock plans

The Company has a formal stock-option and incentive plan (the “NIC plan”) to provide for the granting of incentive stock options, non-qualified stock options, or restricted stock awards to encourage certain employees of the Company and its subsidiaries, and directors of the Company to participate in the ownership of the Company and to provide additional incentive for such employees and directors to promote the success of its business through sharing in the future growth of such business.

At December 31, 2013, a total of 3,746,926 shares were available for future grants under the NIC plan. There have been no option repricings under the NIC plan, and all then-outstanding stock options were exercised or expired in 2010. The Company did not grant any stock options in 2013, 2012, or 2011, and does not currently anticipate granting stock options in the future. Instead, the Company currently expects to grant only restricted stock awards.

Restricted stock

Grants of service-based restricted stock generally vest beginning one year from the date of grant in cumulative annual installments of 25%. During 2013, the Board of Directors of the Company granted certain management-level employees, executive officers, and non-employee directors service-based restricted stock awards totaling 289,333 shares with a grant-date fair value totaling approximately $4.8 million.

During 2013, the Board of Directors of the Company also granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 115,696 shares, with a grant date fair value of $16.24 per share, totaling approximately $1.9 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2015. The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

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

At December 31, 2013, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on March 7, 2011 ended. Based on the Company’s actual financial results from 2011 through 2013, 85,365 of the shares subject to the awards and 4,350 dividend shares were earned and will vest on March 7, 2014.

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

A summary of restricted stock activity for the year ended December 31, 2013 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,113,868	$10.41
Granted	405,029	16.54
Vested	(401,794)	8.80
Canceled	(73,287)	10.22
Outstanding at December 31, 2013	1,043,816	13.42

The fair value of restricted stock vested during the years ended December 31, 2013, 2012, and 2011 was approximately $3.5 million, $3.6 million, and $3.6 million, respectively. The weighted average grant date fair value per share of restricted stock granted during the years ended December 31, 2013, 2012, and 2011 was $16.54, $11.83, and $10.61, respectively. At December 31, 2013, the Company had approximately $6.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards. The Company expects to recognize this cost over the next 2.5 years from December 31, 2013.

Income taxes

The Company is permitted to recognize a credit to additional paid-in capital for federal income tax deductions, or windfall tax benefits, resulting from the vesting of restricted stock if such windfall tax benefits reduce income taxes payable. Following the with-and-without approach for utilization of tax attributes, the Company increased additional paid-in capital for windfall tax benefits totaling approximately $1.3 million, $1.4 million, and $1.5 million, respectively, during the years ended December 31, 2013, 2012, and 2011.

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

Employee Stock Purchase Plan

In 1999, the Company’s Board of Directors approved an employee stock purchase plan (“ESPP”) intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan permit eligible employees to purchase NIC common stock through payroll deductions up to the lesser of 15% of each employee’s compensation or $25,000. Amounts deducted and accumulated by the participant are used to purchase shares of NIC’s common stock at 85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined in the plan.

In the offering period commencing on April 1, 2012 and ending on March 31, 2013, 87,578 shares were purchased at a price of $10.33 per share, resulting in total cash proceeds to the Company of approximately $904,000. In the offering period commencing on April 1, 2011 and ending on March 31, 2012, 78,045 shares were purchased at a price of $10.33 per share, resulting in total cash proceeds to the Company of approximately $806,000. In the offering period commencing on April 1, 2010 and ending on March 31, 2011, 103,593 shares were purchased at a price of $6.29 per share, resulting in total cash proceeds to the Company of approximately $652,000. The next offering period under this plan commenced on April 1, 2013. The closing fair market value of NIC common stock on the first day of the current offering period was $19.12 per share.

The fair values of the offerings were estimated on the dates of grant using the Black-Scholes model using the assumptions in the following table.

	March 31, 2014 Offering	March 31, 2013 Offering	March 31, 2012 Offering
Risk-free interest rate	0.14%	0.19%	0.27%
Expected dividend yield	3.73%	4.34%	5.29%
Expected life	1.0 year	1.0 year	1.0 year
Expected stock price volatility	28.84%	37.30%	31.26%
Weighted average fair value of ESPP rights	$4.59	$3.27	$3.00

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

Defined Contribution 401(k) Profit Sharing Plan

The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment and non-full time employees are eligible upon reaching 1,000 hours of service in the relevant period. A discretionary match by the Company of an employee’s contribution of up to 5% of base salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $1.8 million, $1.7 million, and $1.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the years ended December 31:

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2013
Revenues	$235,183,005	$14,095,660	$-	$249,278,665
Costs & expenses	153,204,265	4,665,185	30,466,074	188,335,524
Depreciation & amortization	8,001,597	53,475	278,017	8,333,089
Operating income (loss)	$73,977,143	$9,377,000	$(30,744,091)	$52,610,052
2012
Revenues	$198,414,662	$11,757,514	$-	$210,172,176
Costs & expenses	131,559,290	4,397,608	24,504,976	160,461,874
Depreciation & amortization	6,225,114	60,557	232,861	6,518,532
Operating income (loss)	$60,630,258	$7,299,349	$(24,737,837)	$43,191,770
2011
Revenues	$170,276,434	$10,622,737	$-	$180,899,171
Costs & expenses	110,994,019	4,362,317	22,136,275	137,492,611
Depreciation & amortization	4,571,950	58,108	268,430	4,898,488
Operating income (loss)	$54,710,465	$6,202,312	$(22,404,705)	$38,508,072

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the years ended December 31:

	2013	2012	2011
Total segment operating income	$83,354,143	$67,929,607	$60,912,777
Other reconciling items	(30,744,091)	(24,737,837)	(22,404,705)
Other expense, net	(51,301)	(16,211)	(34,820)
Consolidated income before income taxes	$52,558,751	$43,175,559	$38,473,252

The highest volume, most commercially valuable service the Company offers is access to motor vehicle driver history records through the Company’s outsourced government portals, referred to as DMV records. This service accounted for approximately 34%, 34%, and 36% of the Company’s total consolidated revenues in 2013, 2012, and 2011, respectively. In addition, the Company offers a service in several states for online motor vehicle registration and licensing. This service accounted for approximately 13% and 10% of the Company’s total consolidated revenues in 2013 and 2012, respectively. No other services accounted for 10% or more of the Company’s total consolidated revenues for the years ended December 31, 2013, 2012, or 2011.

A primary source of revenue is derived from data resellers, who use the Company’s government portals to access DMV records for sale to the auto insurance industry. For the years ended December 31, 2013, 2012, and 2011, one of these data resellers accounted for approximately 22%, 23%, and 28% of the Company’s total consolidated revenues, respectively. At December 31, 2013 and 2012, this one data reseller accounted for approximately 23% and 21%, respectively, of the Company’s accounts receivable.

For the years ended December 31, 2013, 2012, and 2011, the Company’s Texas portal accounted for approximately 23%, 21%, and 21% of the Company’s total consolidated revenues, respectively. No other state portal contract accounted for more than 10% of the Company’s total consolidated revenues for the years ended December 31, 2013, 2012, or 2011.

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

2013
	Three Months Ended				Year Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Revenues:				(1)
Portal revenues	$58,042,459	$62,093,296	$57,721,350	$57,325,900	$235,183,005
Software & services revenues	3,182,291	3,844,035	3,608,409	3,460,925	14,095,660
Total revenues	61,224,750	65,937,331	61,329,759	60,786,825	249,278,665
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization	32,761,919	34,899,128	39,755,133	35,638,094	143,054,274
Cost of software & services revenues,
exclusive of depreciation &
amortization	1,103,195	1,188,765	928,301	1,136,347	4,356,608
Selling & administrative	9,609,051	10,057,707	10,387,621	10,870,263	40,924,642
Depreciation & amortization	2,026,623	2,049,189	2,144,842	2,112,435	8,333,089
Total operating expenses	45,500,788	48,194,789	53,215,897	49,757,139	196,668,613
Operating income	15,723,962	17,742,542	8,113,862	11,029,686	52,610,052
Other income (expense), net	(19,233)	(1,649)	4,362	(34,781)	(51,301)
Income before income taxes	15,704,729	17,740,893	8,118,224	10,994,905	52,558,751
Income tax provision	5,747,849	6,933,086	3,025,500	4,814,225	20,520,660
Net income	$9,956,880	$10,807,807	$5,092,724	$6,180,680	$32,038,091

Basic net income per share	$0.15	$0.16	$0.08	$0.09	$0.49
Diluted net income per share	$0.15	$0.16	$0.08	$0.09	$0.49

Weighted average shares outstanding:
Basic	64,709,515	64,889,767	64,961,138	64,991,597	64,888,978
Diluted	64,709,515	64,889,767	64,968,858	65,060,718	64,954,366

(1)
The Company’s higher effective tax rate in the fourth quarter of 2013 (44%) was driven primarily by changes in state taxes, including true-ups upon the filing of state returns in the fourth quarter of 2013, which lowered earnings per share by approximately $0.01.

2012
	Three Months Ended				Year Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
Revenues:				(1)
Portal revenues	$45,711,804	$49,042,468	$50,197,700	$53,462,690	$198,414,662
Software & services revenues	3,031,317	2,939,332	3,008,474	2,778,391	11,757,514
Total revenues	48,743,121	51,981,800	53,206,174	56,241,081	210,172,176
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization	28,750,896	30,549,948	31,794,232	32,473,629	123,568,705
Cost of software & services revenues,
exclusive of depreciation &
amortization	957,423	1,008,078	1,079,460	996,262	4,041,223
Selling & administrative	7,935,303	8,382,643	8,218,715	8,315,285	32,851,946
Depreciation & amortization	1,391,337	1,400,470	1,657,607	2,069,118	6,518,532
Total operating expenses	39,034,959	41,341,139	42,750,014	43,854,294	166,980,406
Operating income	9,708,162	10,640,661	10,456,160	12,386,787	43,191,770
Other expense, net	(890)	-	-	(15,321)	(16,211)
Income before income taxes	9,707,272	10,640,661	10,456,160	12,371,466	43,175,559
Income tax provision	4,079,721	4,546,917	4,461,320	3,748,853	16,836,811
Net income	$5,627,551	$6,093,744	$5,994,840	$8,622,613	$26,338,748

Basic net income per share	$0.09	$0.09	$0.09	$0.13	$0.40
Diluted net income per share	$0.09	$0.09	$0.09	$0.13	$0.40

Weighted average shares outstanding:
Basic	64,296,996	64,488,837	64,585,659	64,627,150	64,500,244
Diluted	64,296,996	64,488,837	64,603,817	64,696,246	64,564,664

(1)
The Company’s lower effective tax rate (30%) in the fourth quarter of 2012 was due to several factors, including the favorable outcome of an IRS examination and the related decrease in the liability for uncertain tax positions, along with changes in state taxes, which increased earnings per share between $0.01 and $0.02.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting – As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Structure and Practices of the Board of Directors – Corporate Governance Principles and Best Practices and Code of Business Conduct and Ethics, – Committees of the Board, – Nomination of Directors and – Involvement in Certain Legal Proceedings” set forth in the Company’s definitive proxy statement related to its 2014 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under “Executive Compensation,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” “Employment Agreements and Severance Payments,” and “Structure and Practices of the Board of Directors – Committees of the Board” and  “Director Compensation” set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under “Security Ownership of Certain Beneficial Owners and Management” set forth in the Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information regarding securities to be issued upon the exercise of outstanding options, warrants and rights and securities available for issuance under the Company’s equity compensation plans as of December 31, 2013:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding as of December 31, 2013	Weighted average exercise price of outstanding options, warrants and rights shown in Column A	Number of securities available for future issuance as of December 31, 2013
Equity compensation plans
approved by stockholders:
Restricted stock awards	-	$-	3,746,926	See Note (1)
Employee stock purchase plan	See Note (2)	See Note (2)	1,446,136

Equity compensation plans
not approved by stockholders	-	-	-
Total	-	$-	5,193,062

(1)	The amount shown excludes 1,043,816 shares subject to outstanding unvested restricted stock awards.

(2)
March 31, 2013 was the purchase date of common stock for the most recently completed offering period under the Company’s employee stock purchase plan. Therefore, as of such date, no purchase rights were outstanding. The purchase price for the offering period ended March 31, 2013, was $10.33 per share, and the total number of shares purchased was 87,578.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIC INC.
Date: February 27, 2014	By:	/s/ Harry Herington
Harry Herington, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry Herington	Chairman of the Board and Chief Executive Officer	February 27, 2014
Harry Herington	(Principal Executive Officer)

/s/ Stephen M. Kovzan	Chief Financial Officer	February 27, 2014
Stephen M. Kovzan	(Principal Financial Officer)

/s/ Aimi Daughtery	Chief Accounting Officer	February 27, 2014
Aimi Daughtery	(Principal Accounting Officer)

/s/ Art N. Burtscher	Lead Independent Director	February 27, 2014
Art N. Burtscher

/s/ Daniel J. Evans	Director	February 27, 2014
Daniel J. Evans

/s/ Karen S. Evans	Director	February 27, 2014
Karen S. Evans

/s/ Ross C. Hartley	Director	February 27, 2014
Ross C. Hartley

/s/ C. Brad Henry	Director	February 27, 2014
C. Brad Henry

/s/ Alexander C. Kemper	Director	February 27, 2014
Alexander C. Kemper

/s/ William M. Lyons	Director	February 27, 2014
William M. Lyons

/s/ Pete Wilson	Director	February 27, 2014
Pete Wilson

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of NIC Inc., a Delaware corporation (1)
3.2	Bylaws of NIC Inc., a Delaware corporation (2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate of the registrant (3)
10.1	Form of Indemnification Agreement between the registrant and each of its executive officers and directors (4)**
10.2	Registrant’s 1999 Employee Stock Purchase Plan (4) **
10.3	Employment agreement between the Registrant and Harry Herington, dated February 5, 2013 (5) **
10.4	Employment agreement between the Registrant and William F. Bradley, dated February 5, 2013 (6) **
10.5	Employment agreement between the Registrant and Stephen M. Kovzan, dated February 5, 2013 (7) **
10.6	Employment agreement between the Registrant and Robert W. Knapp, dated February 5, 2013 (8) **
10.7	Employment agreement between the Registrant and Ron E. Thornburgh, dated February 5, 2013 (9) **
10.8	Registrant’s 2006 Amended and Restated Stock Option and Incentive Plan (10) **
10.9	Form of Restricted Stock Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (11) **
10.10	Form of Stock Option Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (12) **
10.11	NIC Inc. Compensation Program For Certain Executive Officers (13) **
10.12	NIC Inc. Management Annual Incentive Plan, dated February 25, 2013 (14) **
10.13	Form of Performance-Based Restricted Stock Agreement under the NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, as amended February 5, 2013 (15) **
10.14	Credit Agreement Dated as of May 2, 2007 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (16)
10.15	Amendment No. 1 to Credit Agreement Dated as of May 1, 2009 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (17)
10.16	Form of Indemnification Agreement (18)
10.17	NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, as amended (19) **
10.18	Amendment to Registrant’s 1999 Employee Stock Purchase Plan (20) **
10.19	Amendment No. 2 to Credit Agreement Dated as of May 1, 2011 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (21)
10.20	NIC Sales Commission Bonus Plan, Senior Vice President of Business Development, as amended February 5, 2013 (22) **
10.21	NIC Profit Sharing and Incentive Program, Senior Vice President of Business Development, as amended February 5, 2013 (23) **
10.22	NIC Inc. Executive Incentive Plan (24) **
10.23	Amendment No. 3 to Credit Agreement Dated as of June 28, 2013 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (25)
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from NIC Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011 (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

(1)	Incorporated by reference from Exhibit 3.2 to the Form 8-K filed with the SEC on May 11, 2009 and incorporated herein by reference.
(2)	Incorporated by reference from Exhibit 3.3 to the Form 8-K filed with the SEC on May 11, 2009 and incorporated herein by reference.
(3)	Incorporated by reference from Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-77939, filed with the SEC on June 18, 1999.
(4)	Filed as an exhibit with a corresponding exhibit number to the Registration Statement on Form S-1, File No. 333-77939, filed with the SEC on May 6, 1999, and incorporated herein by reference.
(5)	Incorporated by reference to Exhibit 10.3 to the Form 10-K filed with the SEC on February 28, 2013.
(6)	Incorporated by reference to Exhibit 10.4 to the Form 10-K filed with the SEC on February 28, 2013.
(7)	Incorporated by reference to Exhibit 10.5 to the Form 10-K filed with the SEC on February 28, 2013.
(8)	Incorporated by reference to Exhibit 10.6 to the Form 10-K filed with the SEC on February 28, 2013.
(9)	Incorporated by reference to Exhibit 10.7 to the Form 10-K filed with the SEC on February 28, 2013.
(10)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, File No. 333-136016, filed with the SEC on July 25, 2006.

(11)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 11, 2007, File No. 000-26621.
(12)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on November 11, 2007, File No. 000-26621.
(13)	Incorporated by reference to the Form 8-K filed with the SEC on March 6, 2008, File No. 000-26621.
(14)	Incorporated by reference to Exhibit 10.15 to the Form 10-K filed with the SEC on February 28, 2013.
(15)	Incorporated by reference to Exhibit 10.17 to the Form 10-K filed with the SEC on February 28, 2013.
(16)	Incorporated by reference to Exhibit 10.52 to the Form 10-Q filed with the SEC on May 5, 2007, File No. 000-26621.
(17)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 5, 2009.
(18)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 11, 2009.
(19)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 11, 2009.
(20)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 7, 2010.
(21)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 4, 2011.
(22)	Incorporated by reference to Exhibit 10.24 to the Form 10-K filed with the SEC on February 28, 2013.
(23)	Incorporated by reference to Exhibit 10.26 to the Form 10-K filed with the SEC on February 28, 2013.
(24)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 2, 2012.
(25)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 1, 2013.

** Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.