Form 10-Q
period 2014-03-31
NIC INC
filed 2014-05-06
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 23, 2014, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 65,217,288.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$81,598	$74,245
Cash restricted for payment of dividend	-	22,982
Trade accounts receivable, net	61,615	52,818
Deferred income taxes, net	1,007	1,038
Prepaid expenses & other current assets	10,490	11,569
Total current assets	154,710	162,652
Property and equipment, net	14,140	15,167
Intangible assets, net	1,970	1,864
Other assets	324	290
Total assets	$171,144	$179,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,099	$39,112
Accrued expenses	15,644	20,822
Dividend payable	-	22,982
Other current liabilities	763	348
Total current liabilities	63,506	83,264

Deferred income taxes, net	2,887	2,432
Other long-term liabilities	2,502	2,341
Total liabilities	68,895	88,037

Commitments and contingencies (Notes 1 and 2)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
65,217 and 64,993 shares issued and outstanding	6	6
Additional paid-in capital	89,334	88,397
Retained earnings	12,909	3,533
Total stockholders' equity	102,249	91,936
Total liabilities and stockholders' equity	$171,144	$179,973

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended
	March 31,
Revenues:	2014	2013
Portal revenues	$61,482	$58,042
Software & services revenues	3,915	3,182
Total revenues	65,397	61,224
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	36,397	32,762
Cost of software & services revenues, exclusive of depreciation & amortization	960	1,103
Selling & administrative	10,300	9,608
Depreciation & amortization	2,250	2,027
Total operating expenses	49,907	45,500
Operating income	15,490	15,724
Other expense, net	(104)	(19)
Income before income taxes	15,386	15,705
Income tax provision	6,010	5,748
Net income	$9,376	$9,957

Basic net income per share (Note 1)	$0.14	$0.15
Diluted net income per share (Note 1)	$0.14	$0.15

Weighted average shares outstanding:
Basic	65,057	64,710
Diluted	65,057	64,710

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Retained Earnings	Total
Balance, January 1, 2014	64,993	$6	$88,397	$3,533	$91,936
Net income	-	-	-	9,376	9,376
Restricted stock vestings	247	-	73	-	73
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	35	-	35
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(91)	-	(1,860)	-	(1,860)
Stock-based compensation	-	-	1,000	-	1,000
Tax deductions relating to stock-based compensation	-	-	690	-	690
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(108)	-	(108)
Issuance of common stock under employee stock purchase plan	68	-	1,107	-	1,107
Balance, March 31, 2014	65,217	$6	$89,334	$12,909	$102,249

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$9,376	$9,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	2,250	2,027
Stock-based compensation expense	1,000	878
Deferred income taxes	(676)	(538)
Loss on disposal of property and equipment	104	19
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(8,797)	(10,683)
Decrease in prepaid expenses & other current assets	2,241	1,160
(Increase) in other assets	(34)	(1)
Increase in accounts payable	7,987	838
(Decrease) in accrued expenses	(7,227)	(2,901)
Increase in other current liabilities	415	15
Increase in other long-term liabilities	161	485
Net cash provided by operating activities	6,800	1,256

Cash flows from investing activities:
Purchases of property and equipment	(919)	(1,002)
Capitalized internal use software development costs	(325)	(380)
Net cash used in investing activities	(1,244)	(1,382)

Cash flows from financing activities:
Proceeds from employee common stock purchases	1,107	904
Tax deductions related to stock-based compensation	690	581
Net cash provided by financing activities	1,797	1,485

Net increase in cash	7,353	1,359
Cash, beginning of period	74,245	62,358
Cash, end of period	$81,598	$63,717

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$189	$128
Cash payments:
Income taxes paid	$6,532	$3,001
Cash dividends on common stock previously restricted for payment of dividend	$22,982	$-

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Unaudited Consolidated Financial Statements of NIC Inc. and its subsidiaries (“NIC” or the “Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the Unaudited Consolidated Financial Statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries as of the dates and for the interim periods presented. These Unaudited Consolidated Financial Statements and Notes should be read in conjunction with the Audited Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014, and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. The consolidated balance sheet data included herein as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating enterprise-wide outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), subcontractor labor costs, telecommunications, fees required to process credit/debit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative expenses consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative expenses also consist of stock-based compensation and corporate-level expenses for market development and public relations. For the three-month period ended March 31, 2013, selling & administrative expenses also include legal fees and other third-party costs, net of directors’ and officers’ liability insurance received, incurred in connection with the previously disclosed SEC matter, which concluded in December 2013 (see Item 3, Legal Proceedings, and Note 7 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014).

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.7 million and 0.8 million at March 31, 2014 and 2013, respectively. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 31,
	2014	2013
Numerator:
Net income	$9,376	$9,957
Less: Income allocated to participating securities	(94)	(113)
Net income available to common stockholders	$9,282	$9,844
Denominator:
Weighted average shares - basic	65,057	64,710
Performance-based restricted stock awards	-	-
Weighted average shares - diluted	65,057	64,710

Basic net income per share:
Net income	$0.14	$0.15

Diluted net income per share:
Net income	$0.14	$0.15

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At March 31, 2014, the amount of cash covered by FDIC deposit insurance was approximately $10.2 million, and approximately $71.4 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

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

The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals, and generally owns all of the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing and payment processing software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to an increasing number of government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license. If the Company’s contract was not renewed after a defined term or if the contract was terminated by the government partner for cause, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for services provided by the Company on a SaaS basis, which would be available to the partners on a fee-for-service basis.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 16 contracts under which the Company provides enterprise-wide outsourced state portal services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 57% of the Company’s total consolidated revenues for the three-month period ended March 31, 2014. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Montana, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contract with the states of Arizona and Delaware.

At March 31, 2014, the Company was bound by performance bond commitments totaling approximately $6.1 million on certain outsourced portal contracts. Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. The Company has never had any defaults resulting in draws on performance bonds.

The following is a summary of the portals in each state through which the Company provides enterprise-wide outsourced portal services to multiple government agencies as of March 31, 2014:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Connecticut Interactive, LLC	www.ct.gov (Connecticut)	2014	1/9/2017 (1/9/2020)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	9/25/2014
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	6/30/2014
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016 (8/31/2018)
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2014
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2016 (6/8/2019)
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2014
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2014 (8/31/2015)
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2015 (2/28/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	6/30/2014
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2014
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2015
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2016 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2016 (3/14/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	5/31/2014
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/1/2014
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2016
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2014 (12/31/2017)

During the first quarter of 2014, the Company was awarded a three-year contract by the state of Connecticut to manage its government portal, which includes renewal options for the government to extend the contract up to an additional three years. In addition, the Company was awarded a new five-year contract from the state of Colorado, which includes an option for the government to extend the contract up to an additional four years.

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

During the second quarter of 2013, the Company’s subsidiary, Virginia Interactive, LLC (“VI”), signed an agreement with the Virginia Department of Game and Inland Fisheries to provide eGovernment services from September 1, 2013 through February 28, 2015, which includes an option for the agency to extend the contract for one additional six-month period through August 31, 2015. During the third quarter of 2013, VI signed an agreement with the Office of the Executive Secretary of the Supreme Court of Virginia to provide eGovernment services from September 1, 2013 through August 31, 2014, which includes an option for the agency to extend the contract for one additional 12-month period through August 31, 2015.

Outsourced Federal Contracts

The Company’s subsidiary, NIC Technologies, LLC (“NIC Technologies”) has a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model. During the first quarter of 2014, the FMCSA exercised the fourth of its four one-year renewal options for the PSP contract, extending its term through February 16, 2015.

The PSP contract expires February 16, 2015, and the contract can be terminated by the FMCSA without cause prior to expiration on a specified period of notice. The loss of the contract as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce the Company’s revenues and profitability. In addition, the Company has limited control over the level of fees it is permitted to retain under the contract with the FMCSA. Any changes made to the amount or percentage of fees retained by the Company, or to the amounts charged for the services offered, could materially affect the profitability of this contract.

Expiring Contracts

As of March 31, 2014, there were 12 contracts under which the Company provides outsourced portal services or software development and services that have expiration dates within the 12-month period following March 31, 2014. Collectively, revenues generated from these contracts represented 28% of the Company’s total consolidated revenues for the three-month period ended March 31, 2014. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

During the first quarter of 2013, the Company’s subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. The contract under which NICUSA provided outsourced portal services to agencies of the state of Arizona expired on June 26, 2013 and was subsequently extended through March 26, 2014. NICUSA provided transition services as required by the contract through the March 26, 2014 expiration date of the contract. The costs incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the three-month periods ended March 31, 2014 and 2013, revenues from the legacy Arizona portal contract were approximately $0.8 million and $0.9 million, respectively.

The Company's subsidiary, Delaware Interactive, LLC (“DI”), has a contract with the state of Delaware to manage the state's official government portal through September 25, 2014. Currently, the primary revenue source for DI under the contract is an annual portal management fee of approximately $2.2 million paid to DI by the state. The state recently informed DI, that due to fiscal constraints, it does not intend to renew its contract with DI when the current contract term expires. The Company does not believe the expiration of its contract with the state of Delaware will have a material impact on the Company's consolidated results of operations, cash flows or financial condition.

3.  STOCKHOLDERS’ EQUITY

On October 28, 2013, the Company’s Board of Directors declared a special cash dividend of $0.35 per share, payable to stockholders of record as of November 8, 2013. The dividend, totaling approximately $23.0 million, was paid on January 2, 2014 on 64,987,854 outstanding shares of common stock. A dividend equivalent of $0.35 per share was also paid simultaneously on 676,281 unvested shares of service-based restricted stock granted under the Company’s 2006 Amended and Restated Stock Option and Incentive Plan. The dividend was paid out of the Company’s available cash. In addition, holders of performance-based restricted stock granted under the Company’s 2006 Amended and Restated Stock Option and Incentive Plan accrued dividend equivalents for the dividends declared, that could be earned and become payable in the form of shares of common stock at the end of the respective performance period to the extent that the underlying shares of performance-based restricted stock were earned.

4.  STOCK BASED COMPENSATION

During the first quarter of 2014, the Board of Directors of the Company granted to certain management-level employees and executive officers service-based restricted stock awards totaling 226,050 shares with a grant-date fair value totaling approximately $4.4 million. Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures.

During the first quarter of 2014, the Board of Directors of the Company also granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 96,706 shares, with a grant-date fair value of $19.31 per share, totaling approximately $1.9 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2016.

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

At December 31, 2013, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on March 7, 2011 ended. Based on the Company’s actual financial results from 2011 through 2013, 85,365 of the shares subject to the awards and 4,350 dividend shares were earned and vested on March 7, 2014.

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended
	March 31,
	2014	2013
Cost of portal revenues, exclusive of depreciation & amortization	$282	$257
Cost of software & services revenues, exclusive of depreciation & amortization	12	17
Selling & administrative	706	604
Stock-based compensation expense before income taxes	1,000	878
Income tax benefit	(391)	(321)
Net stock-based compensation expense	$609	$557

5.  INCOME TAXES

The Company’s effective tax rate was approximately 39% and 37% for the three months ended March 31, 2014 and 2013, respectively. The Company’s effective tax rate in the current quarter was higher than the prior year quarter mainly due to the expiration of the federal research and development tax credit on December 31, 2013. In the prior year quarter the Company recognized a favorable benefit related to the federal research and development tax credit totaling approximately $0.5 million. Legislation extending the research and development tax credit beyond December 31, 2013 has not been enacted.

6.  REPORTABLE SEGMENT AND RELATED INFORMATION

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three months ended March 31 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2014
Revenues	$61,482	$3,915	$-	$65,397
Costs & expenses	39,406	955	7,296	47,657
Depreciation & amortization	2,169	11	70	2,250
Operating income (loss)	$19,907	$2,949	$(7,366)	$15,490

2013
Revenues	$58,042	$3,182	$-	$61,224
Costs & expenses	34,875	1,205	7,393	43,473
Depreciation & amortization	1,947	15	65	2,027
Operating income (loss)	$21,220	$1,962	$(7,458)	$15,724

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three months ended March 31 (in thousands):

	2014	2013
Total segment operating income	$22,856	$23,182
Other reconciling items	(7,366)	(7,458)
Other expense, net	(104)	(19)
Consolidated income before income taxes	$15,386	$15,705

For the three-month periods ended March 31, 2014 and 2013, the Company’s Texas portal contract accounted for approximately 22% and 24% of the Company’s total consolidated revenues, respectively. No other contract accounted for 10% or more of the Company’s total consolidated revenues for the three-month periods ended March 31, 2014 or 2013, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (the “Company”, “NIC”, “we” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2014.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, NIC’s ability to successfully integrate into its operations recently awarded eGovernment contracts; NIC’s ability to implement its new portal contracts in a timely and cost-effective manner; NIC’s ability to successfully increase the adoption and use of eGovernment services; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; the success of the Company in renewing existing contracts and in signing contracts with new states and federal government agencies; continued favorable government legislation; NIC’s ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; the possibility of security breaches through cyber attacks and any resulting liability; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2013 Annual Report on Form 10-K filed on February 27, 2014 with the SEC. Investors should read all of these discussions of risks carefully.

All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We will not necessarily update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

WHAT WE DO – AN EXECUTIVE SUMMARY

We are a leading provider of eGovernment services that helps governments use the Internet to reduce internal costs, increase efficiencies, and provide a higher level of service to businesses and citizens. We accomplish this currently through two channels: our primary outsourced portal businesses and our software & services businesses.

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

On behalf of our government partners, we enter into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services we provide and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract to us. We typically own all the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to an increasing number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license. If our contract was not renewed after a defined term or if our contract was terminated by our government partner for cause, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to our partners on a fee-for-service basis. We also provide certain payment processing services on a SaaS basis to a few private sector companies and non-NIC portal state agencies, and may continue to market these services to other entities in the future. Historically, revenues from these services have not been significant, but have been steadily growing in recent years. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

Any renewal of the outsourced portal contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 16 contracts under which we provide enterprise-wide outsourced state portal services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 57% of our total consolidated revenues for the three-month period ended March 31, 2014. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Montana, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below regarding the expiration of certain contracts with the Commonwealth of Virginia and the states of Arizona and Delaware.

In our software & services businesses, the majority of our revenues are generated from a contract with the Federal Motor Carrier Safety Administration (“FMCSA”), to provide outsourced services through our NIC Technologies, LLC (“NIC Technologies”) subsidiary. The contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide uses the self-funded, transaction-based business model. During the first quarter of 2014, the FMCSA exercised the fourth of its four one-year contract renewal options, extending the term through February 16, 2015. NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for the state of Michigan. During the first quarter of 2014, we were awarded a new five-year contract by the state of Michigan, which includes renewal options for the government to extend the contract up to an additional five years.

Any renewal of these software & services contracts beyond the initial term is optional and a government agency may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. The contract with the FMCSA expires on February 16, 2015 and can be terminated by the other party without cause prior to expiration on a specified period of notice. The loss of the contract with the FMCSA, as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability. In addition, we have limited control over the level of fees we are permitted to retain under the contract with the FMCSA. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of this contract to us.

As of March 31, 2014, there were 12 contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following March 31, 2014. Collectively, revenues generated from these contracts represented 28% of our total consolidated revenues for the three-month period ended March 31, 2014. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation on our part, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

The contract under which our subsidiary, Virginia Interactive, LLC (“VI”), provided outsourced portal services to agencies of the Commonwealth of Virginia, expired on August 31, 2012. As more fully disclosed in a Form 8-K filed by us with the SEC on April 18, 2012, VI chose not to agree to terms mandated by the Commonwealth of Virginia for a new contract. VI provided transition services as required by the contract through August 31, 2013. We continue to provided eGovernment services to certain agencies of the Commonwealth of Virginia, as further discussed in Note 2 in the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q. For the three-month periods ended March 31, 2014 and 2013, revenues from operations in Virginia were approximately $0.6 million and $1.5 million, respectively.

During the first quarter of 2013, our subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. The contract under which NICUSA provided outsourced portal services to agencies of the state of Arizona expired on June 26, 2013 and was subsequently extended through March 26, 2014. NICUSA provided transition services as required by the contract through March 26, 2014. The costs incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on our consolidated results of operations, cash flows, or financial condition. For the three-month periods ended March 31, 2014 and 2013, revenues from the legacy Arizona portal contract were approximately $0.8 million and $0.9 million, respectively.

Our subsidiary, Delaware Interactive, LLC (“DI”), has a contract with the state of Delaware to manage the state's official government portal through September 25, 2014. Currently, the primary revenue source for DI under the contract is an annual portal management fee of approximately $2.2 million paid to DI by the state. The state recently informed DI, that due to fiscal constraints, it does not intend to renew its contract with DI when the current contract term expires. We do not believe the expiration of our contract with the state of Delaware will have a material impact on our consolidated results of operations, cash flows or financial condition.

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

Change in frequently used terms

For the purpose of clarity and to eliminate potential confusion, beginning in this Form 10-Q and continuing in subsequent filings with the SEC, we will refer to revenues generated from transaction fees for providing electronic access to motor vehicle driver history records as DHR revenues (these revenues previously were referred to as DMV revenues), and we will refer to revenues generated from other transactional services as Interactive Government Services, or IGS revenues (these revenues previously were referred to as non-DMV revenues).

Our outsourced portal businesses

We categorize our portal revenues according to the underlying source of revenue. A brief description of each category follows:

●
IGS transaction-based: these are transaction fees from sources other than electronic access to DHR, for transactions conducted by business users and consumer users through our portals (previously referred to as non-DMV revenues), and are generally recurring. For a representative listing of the IGS transactions we currently offer through our portals, refer to Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014.

●
DHR transaction-based: these are transaction fees for providing electronic access to motor vehicle driver history records, referred to as DHR (previously referred to as DMV records), from our state portals to data resellers, insurance companies, and other pre-authorized customers on behalf of our state partners, and are generally recurring.

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

●
Portal management:  these are revenues from the performance of fixed fee portal management services for our government partners in the states of Indiana, Delaware and Arizona and are generally recurring. As further discussed above, the Arizona portal contract expired on March 26, 2014.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from the information provided under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three-month periods ended March 31, 2014 and 2013. This discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Form 10-Q.

Due to the expiration of VI’s legacy contract with the Commonwealth of Virginia on August 31, 2013 and the expiration of NICUSA’s contract with the state of Arizona on March 26, 2014, the operating results for our legacy Virginia and Arizona portals have been removed from the same state category for the three-month period ended March 31, 2014 as the portals no longer meet the definition of a same state portal (portals in operation and generating revenues for two full periods). Furthermore, the Company’s newer portal contracts with the states of Pennsylvania, Wisconsin and Connecticut have been excluded from the same state category for the three-month period ended March 31, 2014, because they had not generated self-funded revenues for two full periods.

	Three months ended
	March 31,
Key Financial Metrics	2014	2013
Revenue growth - outsourced portals	6%	27%
Same state revenue growth - outsourced portals	7%	16%
Recurring portal revenue as a % of total portal revenues	95%	96%
Gross profit % - outsourced portals	41%	44%
Revenue growth - software & services	23%	5%
Gross profit % - software & services	75%	65%
Selling & administrative expenses as a % of total revenues	16%	16%
Operating income margin % (operating income as a % of total revenues)	24%	26%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended March 31,
Portal Revenue Analysis	2014	% Change	2013
IGS transaction-based	$32,369	7%	$30,170
DHR transaction-based	23,476	3%	22,762
Portal software development	3,027	19%	2,545
Portal management	2,610	2%	2,565
Total	$61,482	6%	$58,042

Portal revenues in the current quarter increased 6%, or approximately $3.4 million, over the prior year quarter, mainly due to an increase in same state portal revenues (portals in operation and generating self-funded revenues for two full periods). An increase in revenues from our newer portals in Wisconsin, which began generating revenues in September 2013, and Pennsylvania, which began generating revenues under the self-funded model in October 2013, totaling approximately $1.0 million were offset by a decrease in revenues from our legacy Virginia and Arizona portals due to contract expiration, as further discussed above, totaling approximately $1.0 million. Our 6% portal revenue growth in the current quarter was lower than the 27% growth we achieved in the prior year quarter primarily due to IGS revenues from the motor vehicle inspection service with the Texas Department of Public Safety (“DPS”) and DHR revenues from newer portals in Pennsylvania, Maryland and Oregon, which were all included in both the current and prior year quarter results. Revenues from these portals were not included in our results for the first quarter of 2012 as the motor vehicle inspection service for the Texas DPS launched in September 2012, our Pennsylvania portal began to generate revenues in January 2013, our Maryland portal began to generate revenues in May 2012, and our Oregon portal began to generate revenues in June 2012.

Same state portal revenues in the current quarter increased 7% over the prior year quarter primarily due to higher revenues from our Colorado, Hawaii and Arkansas portals, among others. Our same state revenue growth in the current quarter was lower than the 16% revenue growth we achieved in the prior year quarter due mainly to lower growth in same state IGS transaction-based revenues in the current quarter. Same state IGS transaction-based revenues increased 7% in the current quarter due to higher revenues from several key services, including court record searches and motor vehicle registrations in Colorado, tax filings and professional license renewals in Hawaii, and court record searches and payment processing in Arkansas. Same state IGS transaction-based revenue growth was 35% in the prior year quarter due mainly to the motor vehicle inspection service with the Texas DPS, as further discussed above, and to a lesser extent the deployment and increased adoption of key revenue generating services in other state portals. Same state DHR revenues grew 4% in the current quarter compared to 2% in the prior year quarter. The increase in same state DHR transaction-based revenues in the current quarter was mainly due to higher transaction volumes at our Texas portal, among several others, and to a lesser extent, a DHR price increase at a medium sized portal that became effective in the third quarter of 2013. Our same state portal software development revenues increased 22% in the current quarter due to higher project-based revenues from our Colorado, Indiana and Tennessee portals, among others. Our same state portal software development revenues decreased 30% in the prior year quarter, primarily due to the expiration of certain Master Work Order projects in Texas on August 31, 2012, as previously disclosed.

COST OF PORTAL REVENUES.  In the analysis below, we have categorized our cost of portal revenues between fixed and variable costs (in thousands), with the corresponding percentage increase or decrease from the prior year period. Fixed costs include costs such as employee compensation (including stock-based compensation), subcontractor labor costs, telecommunications, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Variable costs consist of costs that vary with our level of portal revenues and primarily include bank fees required to process credit/debit card and automated clearinghouse transactions and, to a lesser extent, costs associated with revenue share arrangements with our state partners.

	Three months ended March 31,
Cost of Portal Revenue Analysis	2014	% Change	2013
Fixed costs	$23,802	14%	$20,860
Variable costs	12,595	6%	11,902
Total	$36,397	11%	$32,762

Cost of portal revenues in the current quarter increased 11%, or approximately $3.6 million, over the prior year quarter. Of this increase, (i) 6%, or approximately $1.9 million, was attributable to an increase in same state cost of portal revenues; and (ii) 5%, or approximately $1.7 million, was attributable to increases at our newer portals in Connecticut, Wisconsin and Pennsylvania (collectively, $2.2 million), partially offset by a $0.5 million decrease in cost of portal revenues at our legacy Virginia and Arizona portals due to contract expirations, as further discussed above.

The increase in same state cost of portal revenues in the current quarter was partially attributable to higher employee compensation and benefit costs as well as higher subcontractor labor and software maintenance costs across various portals. In addition, the increase in the current quarter was partially attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above. A significant percentage of our IGS transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a percentage of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit percentage was 41% in the current quarter, down from 44% in the prior year quarter, due mainly to (i) a $1.0 million decrease in revenues in the current quarter from our legacy Virginia portal contract, as further discussed above, (ii) higher employee compensation and other costs in the current quarter totaling approximately $0.9 million related to our Pennsylvania portal, which had not yet begun to significantly ramp its cost structure in the prior year quarter, and (iii) start-up costs in the current quarter totaling approximately $0.4 million from our new Connecticut portal. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended March 31,
Software & Services Revenue Analysis	2014	% Change	2013
NIC Technologies	$2,661	(2%)	$2,726
Other	1,254	175%	456
Total	$3,915	23%	$3,182

Software & services revenues in the current quarter increased 23%, or approximately $0.7 million, over the prior year quarter. The increase was primarily due to (i) $0.4 million of revenues in the current quarter from a new construction lien service in North Carolina, which commenced in April 2013; and (ii) higher revenues in the current quarter from our contract with the FMCSA ($0.3 million) as a result of increased adoption of the PSP.

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the current quarter decreased 13%, or $0.1 million, from the prior year quarter due mainly to the expiration of our contract with the Federal Election Commission on June 30, 2013, as previously disclosed. Our software & services gross profit percentage was 75% in the current quarter, up from 65% in the prior year quarter. The increase was primarily due to higher revenues from our new construction lien service in North Carolina and the PSP, as described above.

SELLING & ADMINISTRATIVE.  Selling & administrative expenses in the current quarter increased 7%, or approximately $0.7 million, over the prior year quarter mainly due to higher personnel and software maintenance costs to support and enhance corporate-wide information technology, security and portal operations, partially offset by lower net costs related to the SEC matter, which was successfully concluded in December 2013, as further discussed in Item 3, Legal Proceedings, and Note 7 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014. In the prior year quarter, we incurred approximately $1.8 million of legal fees and other third-party costs related to the SEC matter. These expenses were reduced by approximately $1.4 million of reimbursement by our directors’ and officers’ liability insurance carrier, resulting in a net expense of approximately $0.4 million related to the SEC matter. We did not incur any costs related to the SEC matter in the current quarter, and we do not currently expect to incur any additional costs related to the SEC matter going forward. As a percentage of total consolidated revenues, selling & administrative expenses were 16% in both the current and prior year quarters.

DEPRECIATION & AMORTIZATION.  Depreciation & amortization expense in the current quarter increased 11%, or approximately $0.2 million, over the prior year quarter. This increase was primarily attributable to (i) capital expenditures for our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure; and (ii) capital expenditures for new services across various portals, including our newer portals in Wisconsin and Pennsylvania. As a percentage of total consolidated revenues, depreciation & amortization was 3% in both the current and prior year quarters.

INCOME TAXES.  Our effective tax rate was approximately 39% and 37%, respectively, in the current and prior year quarters. Our effective tax rate in the current quarter was higher than the prior year quarter mainly due to the expiration of the federal research and development tax credit on December 31, 2013. In the prior year quarter we recognized a favorable benefit related to the federal research and development tax credit totaling approximately $0.5 million. Legislation extending the research and development tax credit beyond December 31, 2013 has not been enacted.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $6.8 million in the current quarter compared to $1.3 million in the prior year quarter. The increase in cash flow from operations in the current quarter was primarily the result of (i) an increase in accounts payable due to the timing of payments to our government partners; (ii) a smaller increase in accounts receivable in the current quarter, mainly due to lower revenue growth in the current quarter compared to the prior year quarter; and (iii) a decrease in prepaid expenses & other current assets in the current quarter, primarily due to the receipt of the final directors’ and officers’ liability insurance reimbursement related to the SEC matter, which was successfully concluded in December 2013. These increases were partially offset by a decrease in accrued expenses, mainly due to the timing of payments for executive and non-executive management incentive compensation as well as 401(k) match contributions for all employees.

Investing Activities

Net cash used in investing activities was approximately $1.2 million in the current quarter compared to $1.4 million in the prior year quarter. Investing activities in the current and prior year quarters primarily reflect $0.9 million and $1.0 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment. Furthermore, in the current and prior year quarters we capitalized approximately $0.3 million and $0.4 million, respectively, of internal-use software development costs primarily related to the standardization of centralized customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing Activities

Net cash from financing activities was approximately $1.8 million in the current quarter compared to $1.5 million in the prior year quarter. Financing activities in the current and prior year quarters primarily reflect the receipt of approximately $1.1 million and $0.9 million, respectively, in proceeds from our employee stock purchase program and tax deductions of approximately $0.7 million and $0.6 million, respectively, related to stock-based compensation.

Liquidity

We recognize revenues primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and also accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-month periods ended March 31, 2014 and December 31, 2013 were approximately $888.6 million and $833.4 million, respectively. We calculate days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for each of the three-month periods ended March 31, 2014 and December 31, 2013 was six days.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $91.2 million at March 31, 2014, from $79.4 million at December 31, 2013. The increase in our working capital is primarily due to an increase in cash flows from operating activities, as further described above. Our current ratio, defined as current assets divided by current liabilities, was 2.4 and 2.0 at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014, our unrestricted cash balance was $81.6 million compared to $74.2 million at December 31, 2013. We believe that our currently available liquid resources and cash generated from operations will be sufficient to fund our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments (if any) for at least the next 12 months without the need of additional capital. We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility. In total, we had $3.6 million in available capacity to issue additional letters of credit and $8.6 million of unused borrowing capacity at March 31, 2014 under the facility. We were in compliance with all of the financial covenants under the revolving credit facility at March 31, 2014.

We issue letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the May 1, 2015 expiration date of the credit agreement. We had unused outstanding letters of credit totaling approximately $1.4 million at March 31, 2014. We are not currently required to cash collateralize these letters of credit.

At March 31, 2014, we were bound by performance bond commitments totaling approximately $6.1 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at March 31, 2014 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.5 million and would have been classified as restricted cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. As of March 31, 2014, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $2.0 million at March 31, 2014. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the first quarter of 2014, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 30, 2014	7,499	$21.69	N/A	N/A
January 31, 2014	353	21.74	N/A	N/A
February 1, 2014	6,207	21.74	N/A	N/A
February 5, 2014	7,882	21.16	N/A	N/A
February 21, 2014	16,831	19.58	N/A	N/A
February 25, 2014	12,052	19.13	N/A	N/A
March 7, 2014	39,868	20.76	N/A	N/A

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2014, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: May 6, 2014	/s/ Stephen M. Kovzan
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

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2014, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).