Form 10-Q
period 2014-06-30
NIC INC
filed 2014-08-07
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 23, 2014, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 65,262,048.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$95,658	$74,245
Cash restricted for payment of dividend	-	22,982
Trade accounts receivable, net	61,211	52,818
Deferred income taxes, net	1,028	1,038
Prepaid expenses & other current assets	10,558	11,569
Total current assets	168,455	162,652
Property and equipment, net	13,674	15,167
Intangible assets, net	2,062	1,864
Other assets	332	290
Total assets	184,523	$179,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,817	$39,112
Accrued expenses	18,384	20,822
Dividend payable	-	22,982
Other current liabilities	450	348
Total current liabilities	64,651	83,264

Deferred income taxes, net	2,287	2,432
Other long-term liabilities	2,754	2,341
Total liabilities	69,692	88,037

Commitments and contingencies (Notes 1 and 2)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
65,260 and 64,993 shares issued and outstanding	6	6
Additional paid-in capital	90,887	88,397
Retained earnings	23,938	3,533
Total stockholders' equity	114,831	91,936
Total liabilities and stockholders' equity	$184,523	$179,973

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended		Six months ended
	June 30,		June 30,
Revenues:	2014	2013	2014	2013
Portal revenues	$66,809	$62,094	$128,291	$120,136
Software & services revenues	4,346	3,844	8,261	7,026
Total revenues	71,155	65,938	136,552	127,162
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	38,533	34,899	74,930	67,661
Cost of software & services revenues, exclusive of depreciation & amortization	1,214	1,189	2,174	2,292
Selling & administrative	10,864	10,058	21,165	19,667
Depreciation & amortization	2,277	2,049	4,527	4,076
Total operating expenses	52,888	48,195	102,796	93,696
Operating income	18,267	17,743	33,756	33,466
Other expense, net	(24)	(2)	(128)	(21)
Income before income taxes	18,243	17,741	33,628	33,445
Income tax provision	7,213	6,933	13,223	12,681
Net income	$11,030	$10,808	$20,405	$20,764

Basic net income per share (Note 1)	$0.17	$0.16	$0.31	$0.32
Diluted net income per share (Note 1)	$0.17	$0.16	$0.31	$0.32

Weighted average shares outstanding:
Basic	65,245	64,890	65,151	64,800
Diluted	65,245	64,890	65,151	64,800

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Retained Earnings	Total
Balance, January 1, 2014	64,993	$6	$88,397	$3,533	$91,936
Net income	-	-	-	20,405	20,405
Restricted stock vestings	294	-	73	-	73
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	35	-	35
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(95)	-	(1,928)	-	(1,928)
Stock-based compensation	-	-	2,414	-	2,414
Tax deductions relating to stock-based compensation	-	-	897	-	897
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(108)	-	(108)
Issuance of common stock under employee stock purchase plan	68	-	1,107	-	1,107
Balance, June 30, 2014	65,260	$6	$90,887	$23,938	$114,831

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$20,405	$20,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	4,527	4,076
Stock-based compensation expense	2,414	2,077
Deferred income taxes	(1,494)	(820)
Loss on disposal of property and equipment	128	21
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(8,393)	(14,349)
Decrease in prepaid expenses & other current assets	2,370	3,133
(Increase) in other assets	(42)	(2)
Increase in accounts payable	6,705	4,556
(Decrease) in accrued expenses	(4,416)	(1,672)
Increase in other current liabilities	102	1,180
Increase in other long-term liabilities	413	714
Net cash provided by operating activities	22,719	19,678

Cash flows from investing activities:
Purchases of property and equipment	(2,653)	(2,258)
Capitalized internal use software development costs	(657)	(730)
Net cash used in investing activities	(3,310)	(2,988)

Cash flows from financing activities:
Proceeds from employee common stock purchases	1,107	904
Tax deductions related to stock-based compensation	897	736
Net cash provided by financing activities	2,004	1,640

Net increase in cash	21,413	18,330
Cash, beginning of period	74,245	62,358
Cash, end of period	$95,658	$80,688

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$50	$86
Cash payments:
Income taxes paid	$13,837	$6,194
Cash dividends on common stock previously restricted for payment of dividend	$22,982	$-

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating enterprise-wide outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), subcontractor labor costs, telecommunications, fees required to process credit/debit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative expenses consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative expenses also consist of stock-based compensation and corporate-level expenses for market development and public relations. For the three- and six-month periods ended June 30, 2013, selling & administrative expenses also include legal fees and other third-party costs, net of directors’ and officers’ liability insurance received, incurred in connection with the previously disclosed SEC matter, which was successfully concluded in December 2013 (see Item 3, Legal Proceedings, and Note 7 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014).

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.7 million and 0.8 million at June 30, 2014 and 2013, respectively. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income	$11,030	$10,808	$20,405	$20,764
Less: Income allocated to participating securities	(109)	(118)	(203)	(230)
Net income available to common stockholders	$10,921	$10,690	$20,202	$20,534
Denominator:
Weighted average shares - basic	65,245	64,890	65,151	64,800
Performance-based restricted stock awards	-	-	-	-
Weighted average shares - diluted	65,245	64,890	65,151	64,800

Basic net income per share:
Net income	$0.17	$0.16	$0.31	$0.32

Diluted net income per share:
Net income	$0.17	$0.16	$0.31	$0.32

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At June 30, 2014, the amount of cash covered by FDIC deposit insurance was approximately $10.7 million, and approximately $85.0 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, Revenue from Contracts with Customers, as part of a joint effort by FASB and the International Accounting Standards Board to enhance financial reporting by creating common revenue recognition guidance and thereby improve the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for the Company for its annual reporting period beginning January 1, 2017, including interim periods within that reporting period. Early application is not permitted. Entities are allowed to transition to the new standard by either recasting prior periods presented or recognizing the cumulative effect of the change in accounting principle in beginning stockholders’ equity. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on the Company’s consolidated financial statements.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 17 contracts under which the Company provides outsourced state portal services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 59% and 58%, respectively, of the Company’s total consolidated revenues for the three- and six-month periods ended June 30, 2014. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Montana, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contracts with the states of Arizona and Delaware.

At June 30, 2014, the Company was bound by performance bond commitments totaling approximately $6.6 million on certain outsourced portal contracts. Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. The Company has never had any defaults resulting in draws on performance bonds.

The following is a summary of the portals in each state through which the Company provides enterprise-wide outsourced portal services to multiple government agencies:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Connecticut Interactive, LLC	www.ct.gov (Connecticut)	2014	1/9/2017 (1/9/2020)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	9/30/2014
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	10/30/2014
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016 (8/31/2018)
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2014 (contract has been temporarily extended to allow the state time to finalize contract terms and conditions)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2016 (6/8/2019)
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2015
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2015 (2/28/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	7/1/2017 (7/1/2019)
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	12/31/2014
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	9/30/2014 (3/30/2016)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (unlimited 3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2015
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2016 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2016 (7/1/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	6/30/2016 (6/30/2020)
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/31/2016
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2016
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2021 (annual 1-year renewal options)

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

During the second quarter of 2014, the Company was awarded a new three-year contract by the state of Rhode Island, which includes renewal options for the government to extend the contract for two additional one-year periods. In addition, the Company was awarded a new two-year contract by the state of Iowa, which includes renewal options for the government to extend the contract for four additional one-year periods. The Company also received a one-year contract extension from the Commonwealth of Kentucky.

During the third quarter of 2014, the Company was awarded a new seven-year contract by the state of Kansas, which includes annual renewal options for the government to extend the contract for additional one-year periods. In addition, the Company executed a two-year contract extension with the state of Indiana. The Company was also awarded a new five-year contract by the state of South Carolina, which includes renewal options for the government to extend the contract up to an additional two years.

Other Outsourced State Contracts

The Company’s subsidiary, New Mexico Interactive, LLC, has a contract to manage eGovernment services for the New Mexico Motor Vehicle Division (“MVD”) and its parent, the New Mexico Taxation and Revenue Department. During the third quarter of 2014, the Company was awarded a new two-year contract by the MVD to manage eGovernment services through June 30, 2016. The contract includes a renewal option for the government to extend the contract for two additional one-year periods.

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

Outsourced Federal Contracts

The Company’s subsidiary, NIC Technologies, LLC (“NIC Technologies”) has a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model. During the first quarter of 2014, the FMCSA exercised the fourth of its four one-year renewal options for the PSP contract, extending its term through February 16, 2015. During the third quarter of 2014, the Company received a six-month contract extension from the FMCSA, extending its term through August 16, 2015.

The PSP contract expires August 16, 2015, and the contract can be terminated by the FMCSA without cause prior to expiration on a specified period of notice. The loss of the contract as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce the Company’s revenues and profitability. In addition, the Company has limited control over the level of fees it is permitted to retain under the contract with the FMCSA. Any changes made to the amount or percentage of fees retained by the Company, or to the amounts charged for the services offered, could materially affect the profitability of this contract.

Expiring Contracts

As of June 30, 2014, there were 12 contracts under which the Company provides outsourced portal services or software development and services that have expiration dates within the 12-month period following June 30, 2014. Collectively, revenues generated from these contracts represented 32% and 31% of the Company’s total consolidated revenues for the three- and six-month periods ended June 30, 2014. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

During the first quarter of 2013, the Company’s subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. NICUSA provided transition services as required by the contract through March 26, 2014. The costs incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the three- and six-months ended June 30, 2014, revenues from the legacy Arizona portal contract were $0 and approximately $0.8 million, respectively. For the three- and six-months ended June 30, 2013, revenues from the legacy Arizona portal contract were approximately $1.1 million and $2.0 million, respectively.

The Company’s subsidiary, Delaware Interactive, LLC (“DI”), has a contract with the state of Delaware to manage the state’s official government portal through September 30, 2014. Currently, the primary revenue source for DI under the contract is an annual portal management fee of approximately $2.2 million paid to DI by the state. During the second quarter of 2014, the state informed DI that due to fiscal constraints, it does not intend to renew its contact with DI when the current contract term expires. The Company does not believe the expiration of its contract with the state of Delaware will have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

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

4. STOCK BASED COMPENSATION

During the three- and six-month periods ended June 30, 2014, the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 7,416 shares and 233,466 shares, respectively, with a grant-date fair value totaling approximately $0.1 million and $4.5 million, respectively. Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%. In addition, during the three-month period ended June 30, 2014, non-employee directors of the Company were granted service-based restricted stock awards totaling 39,560 shares with a grant-date fair value totaling approximately $0.7 million. Such restricted stock awards vest one year from the date of grant. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company excludes compensation cost related to awards not expected to vest based upon estimated forfeitures.

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of portal revenues, exclusive of depreciation & amortization	$320	$306	$602	$563
Cost of software & services revenues, exclusive of depreciation & amortization	14	19	26	36
Selling & administrative	1,080	874	1,786	1,478
Stock-based compensation expense before income taxes	1,414	1,199	2,414	2,077
Income tax benefit	(559)	(469)	(949)	(788)
Net stock-based compensation expense	$855	$730	$1,465	$1,289

5. INCOME TAXES

The Company’s effective tax rate was approximately 40% and 39%, respectively, for the three- and six-month periods ended June 30, 2014, compared to 39% and 38%, respectively, in the corresponding prior year periods. The Company’s effective tax rate in the current quarter and year-to-date periods was higher than in the prior year periods, mainly due to the expiration of the federal research and development tax credit on December 31, 2013. For the three- and six-month periods ended June 30, 2013, the Company recognized a favorable benefit related to the federal research and development tax credit totaling approximately $0.1 million and $0.6 million, respectively. Legislation extending the research and development tax credit beyond December 31, 2013 has not been enacted.

6. SEGMENTS AND RELATED INFORMATION

The Outsourced Portals segment is the Company’s only reportable segment and includes the Company’s subsidiaries operating outsourced state and local government portals and the corporate divisions that directly support portal operations. The Other Software & Services category primarily includes the Company’s subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. Each of the Company’s businesses within the Other Software & Services category is an operating segment and has been grouped together to form the Other Software & Services category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.” There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all reportable and operating segments.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three-month period ended June 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2014
Revenues	$66,809	$4,346	$-	$71,155
Costs & expenses	41,888	1,259	7,464	50,611
Depreciation & amortization	2,198	10	69	2,277
Operating income (loss)	$22,723	$3,077	$(7,533)	$18,267

2013
Revenues	$62,094	$3,844	$-	$65,938
Costs & expenses	37,463	1,321	7,362	46,146
Depreciation & amortization	1,971	14	64	2,049
Operating income (loss)	$22,660	$2,509	$(7,426)	$17,743

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three-month period ended June 30 (in thousands):

	2014	2013
Total segment operating income	$25,800	$25,169
Other reconciling items	(7,533)	(7,426)
Other expense, net	(24)	(2)
Consolidated income before income taxes	$18,243	$17,741

The table below reflects summarized financial information for the Company’s reportable segments for the six-month period ended June 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2014
Revenues	$128,291	$8,261	$-	$136,552
Costs & expenses	81,330	2,215	14,724	98,269
Depreciation & amortization	4,367	20	140	4,527
Operating income (loss)	$42,594	$6,026	$(14,864)	$33,756

2013
Revenues	$120,136	$7,026	$-	$127,162
Costs & expenses	72,338	2,526	14,756	89,620
Depreciation & amortization	3,918	29	129	4,076
Operating income (loss)	$43,880	$4,471	$(14,885)	$33,466

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the six-month period ended June 30 (in thousands):

	2014	2013
Total segment operating income	$48,620	$48,351
Other reconciling items	(14,864)	(14,885)
Other expense, net	(128)	(21)
Consolidated income before income taxes	$33,628	$33,445

For both the three- and six-month periods ended June 30, 2014, the Company’s Texas portal contract accounted for approximately 21% of the Company’s total consolidated revenues. For the three- and six-month periods ended June 30, 2013, the Company’s Texas portal contract accounted for approximately 22% and 23%, respectively, of the Company’s total consolidated revenues. No other state portal contract accounted for more than 10% of the Company’s total consolidated revenues for the three- and six-month periods ended June 30, 2014 or 2013.

7. SUBSEQUENT EVENT

On August 6, 2014, the Company entered into an amendment to extend its $10 million unsecured revolving credit agreement with Bank of America, N.A. to May 1, 2016. This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes. The Company can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility. Interest on amounts borrowed is payable at the bank’s prime rate or a LIBOR rate plus a margin (as selected by the Company), in each case as defined in the agreement. That margin, and the fees on outstanding letters of credit are either 1.50% (if the Company’s consolidated leverage ratio is less than or equal to 1.25:1) or 1.75% (if the Company’s consolidated leverage ratio is greater than 1.25:1) of face value per annum. The Company will pay a one-time upfront fee of $18,750 related to the amendment of the credit facility.

The terms of the agreement provide for customary representations and warranties, affirmative and negative covenants and events of default. The amendment also continues to require the Company to maintain compliance with the following financial covenants (in each case, as defined in the agreement):

●	Consolidated tangible net worth of at least $36 million (plus the amount of net proceeds from equity issued, or debt converted to equity, in each case after the date of the credit agreement); and

●	Consolidated maximum leverage ratio of 1.5:1 (the ratio of total funded debt to EBITDA).

The Company was in compliance with each of the covenants listed above at June 30, 2014. The Company issues letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of its outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.4 million and $1.6 million, respectively, at June 30, 2014 and December 31, 2013. The Company is not currently required to cash collateralize these letters of credit. The Company had $3.6 million in available capacity to issue additional letters of credit and $8.6 million of unused borrowing capacity at June 30, 2014 under the facility. Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement. The credit agreement also includes an accordion feature that will allow the Company to increase the available capacity under the credit agreement by a total of up to $50.0 million, subject to securing additional commitments from the bank.

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

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, NIC’s ability to successfully integrate into its operations recently awarded eGovernment contracts; NIC’s ability to implement its new portal contracts and new projects under existing portal contracts in a timely and cost-effective manner; NIC’s ability to successfully increase the adoption and use of eGovernment services; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; the success of the Company in renewing existing contracts and in signing contracts with new states and federal government agencies; continued favorable government legislation; NIC’s ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; the possibility of security breaches through cyber attacks and any resulting liability; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2013 Annual Report on Form 10-K filed on February 27, 2014 with the SEC. Investors should read all of these discussions of risks carefully.

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

Any renewal of the outsourced portal contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 17 contracts under which we provide outsourced state portal services can be terminated without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 59% and 58%, respectively, of our total consolidated revenues for the current quarter and year-to-date periods. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Montana, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below regarding the expiration of certain contracts with the Commonwealth of Virginia and the states of Arizona and Delaware.

In our software & services businesses, the majority of our revenues are generated from a contract with the Federal Motor Carrier Safety Administration (“FMCSA”), to provide outsourced services through our NIC Technologies, LLC (“NIC Technologies”) subsidiary. The contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide uses the self-funded, transaction-based business model. During the first quarter of 2014, the FMCSA exercised the fourth of its four one-year contract renewal options, extending the term through February 16, 2015. During the third quarter of 2014, we received a six-month contract extension with the FMCSA, extending the term through August 16, 2015. NIC Technologies also designs and develops online campaign expenditure and ethics compliance systems for the state of Michigan. During the first quarter of 2014, we were awarded a new five-year contract by the state of Michigan, which includes renewal options for the government to extend the contract up to an additional five years.

Any renewal of these software & services contracts beyond the initial term is optional and a government agency may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. The contract with the FMCSA expires on August 16, 2015 and can be terminated by the other party without cause prior to expiration on a specified period of notice. The loss of the contract with the FMCSA, as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability. In addition, we have limited control over the level of fees we are permitted to retain under the contract with the FMCSA. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of this contract to us.

As of June 30, 2014, there were 12 contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following June 30, 2014. Collectively, revenues generated from these contracts represented 32% and 31% of our total consolidated revenues for the current quarter and year-to-date periods. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation on our part, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

The contract under which our subsidiary, Virginia Interactive, LLC (“VI”), provided outsourced portal services to agencies of the Commonwealth of Virginia, expired on August 31, 2012. As more fully disclosed in a Form 8-K filed by us with the SEC on April 18, 2012, VI chose not to agree to terms mandated by the Commonwealth of Virginia for a new contract. VI provided transition services as required by the contract through August 31, 2013. We continue to provide eGovernment services to certain agencies of the Commonwealth of Virginia, as further discussed in Note 2 in the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q. Revenues from operations in Virginia for the current quarter and year-to-date periods were approximately $0.7 million and $1.3 million, respectively, compared to approximately $1.6 million and $3.1 million, respectively, in the corresponding prior year periods.

During the first quarter of 2013, our subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. NICUSA provided transition services as required by the contract through March 26, 2014. The costs incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on our consolidated results of operations, cash flows, or financial condition. Revenues from our legacy Arizona portal contract for the current quarter and year-to-date periods were $0 and approximately $0.8 million, respectively, compared to approximately $1.1 million and $2.0 million, respectively, in the corresponding prior year periods.

Our subsidiary, Delaware Interactive, LLC (“DI”), has a contract with the state of Delaware to manage the state's official government portal through September 30, 2014. Currently, the primary revenue source for DI under the contract is an annual portal management fee of approximately $2.2 million paid to DI by the state. During the second quarter of 2014, the state informed DI, that due to fiscal constraints, it does not intend to renew its contract with DI when the current contract term expires. We do not believe the expiration of our contract with the state of Delaware will have a material impact on our consolidated results of operations, cash flows or financial condition.

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

Our outsourced portal businesses

We categorize our portal revenues according to the underlying source of revenue. A brief description of each category follows:

●
IGS transaction-based: these are transaction fees from sources other than electronic access to motor vehicle driver history records, for transactions conducted by business users and consumer users through our portals referred to as IGS or Interactive Government Services (previously referred to as non-DMV), and are generally recurring. For a representative listing of the IGS transactions we currently offer through our portals, refer to Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014.

●
DHR transaction-based: these are transaction fees for providing electronic access to motor vehicle driver history records, referred to as DHR (previously referred to as DMV), from our state portals to data resellers, insurance companies, and other pre-authorized customers on behalf of our state partners, and are generally recurring.

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

●
Portal management: these are revenues from the performance of fixed fee portal management services for our government partners in the states of Indiana, Delaware and Arizona and are generally recurring. As further discussed above, the Arizona portal contract expired on March 26, 2014 and the Delaware contract will expire on September 30, 2014.

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

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and six-month periods ended June 30, 2014 and 2013. This discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Form 10-Q.

Due to the expiration of VI’s legacy contract with the Commonwealth of Virginia on August 31, 2013 and the expiration of NICUSA’s contract with the state of Arizona on March 26, 2014, the operating results for our legacy Virginia and Arizona portals have been removed from the same state category for the three and six months ended June 30, 2014 as the portals no longer meet the definition of a same state portal (portals in operation and generating self-funded revenues for two full periods). Furthermore, the Company’s newer portal contracts with the states of Pennsylvania, Wisconsin and Connecticut have been excluded from the same state category for the three and six months ended June 30, 2014, because they had not generated self-funded revenues for two full periods.

	Three months ended		Six months ended
	June 30,		June 30,
Key Financial Metrics	2014	2013	2014	2013
Revenue growth - outsourced portals	8%	27%	7%	27%
Same state revenue growth - outsourced portals	8%	19%	7%	18%
Recurring portal revenue as a % of total portal revenues	95%	94%	95%	95%
Gross profit % - outsourced portals	42%	44%	42%	44%
Revenue growth - software & services	13%	31%	18%	18%
Gross profit % - software & services	72%	69%	74%	67%
Selling & administrative expenses as a % of total revenues	15%	15%	16%	15%
Operating income margin % (operating income as a % of total revenues)	26%	27%	25%	26%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended June 30,			Six months ended June 30,
Portal Revenue Analysis	2014	% Change	2013	2014	% Change	2013
IGS transaction-based (formerly, Non-DMV)	$36,684	8%	$34,005	$69,053	8%	$64,175
DHR transaction-based (formerly, DMV)	25,017	14%	22,030	48,493	8%	44,792
Portal software development	3,288	(6%)	3,494	6,315	5%	6,039
Portal management	1,820	(29%)	2,565	4,430	(14%)	5,130
Total	$66,809	8%	$62,094	$128,291	7%	$120,136

Portal revenues in the current quarter increased 8%, or approximately $4.7 million, over the prior year quarter, due mainly to an increase in same state portal revenues (portals in operation and generating self-funded revenues for two full periods). The increase in revenues from our newer portals in Connecticut, which began generating revenues in April 2014, Wisconsin, which began generating revenues in September 2013, and Pennsylvania, which began generating revenues under the self-funded model in October 2013, totaling approximately $2.2 million, was mostly offset by a decrease in revenues totaling approximately $2.0 million from our legacy Virginia and Arizona portals due to contract expirations, as further discussed above. Our 8% portal revenue growth in the current quarter was lower than the 27% portal revenue growth we achieved in the prior year quarter primarily due to IGS revenues from the motor vehicle inspection service with the Texas Department of Public Safety (“DPS”) in the prior year quarter and a full quarter of DHR revenues from our newer portals in Pennsylvania, Maryland and Oregon in the prior year quarter, all of which were included in both the current and prior year quarter results. Revenues from the motor vehicle inspection service for the Texas DPS and Pennsylvania portal were not included in our results for the second quarter of 2012 as the Texas DPS service launched in September 2012 and our Pennsylvania portal began to generate revenues in January 2013. Furthermore, only a partial quarter of DHR revenues from our newer portals in Maryland and Oregon were included in the second quarter of 2012 as our Maryland portal began to generate revenues in May 2012 and our Oregon portal began to generate revenues in June 2012.

Same state portal revenues in the current quarter increased 8% over the prior year quarter primarily due to higher revenues across several portals. Our same state revenue growth in the current quarter was lower than the 19% revenue growth we achieved in the prior year quarter due mainly to lower growth in same state IGS transaction-based revenues in the current quarter. Same state IGS transaction-based revenues increased 8% in the current quarter due mainly to higher revenues from our Arkansas, Texas and Colorado portals, which were driven by several key services, including payment processing in Arkansas, professional license renewals and motor vehicle registrations in Texas and motor vehicle registrations and court record searches in Colorado. Same state IGS transaction-based revenue growth was 40% in the prior year quarter due mainly to the motor vehicle inspection service with the Texas DPS, as further discussed above, and to a lesser extent the deployment and increased adoption of key revenue generating services in other state portals. Same state DHR revenues grew 9% in the current quarter compared to 5% in the prior year quarter. The increase in same state DHR revenues in the current quarter was mainly due to a price increase in one state portal in the third quarter of 2013 and price increases in two other state portals in the second quarter of 2014, and to a lesser extent, higher transaction volumes across various portals. Our same state portal software development revenues decreased 30% in the prior year quarter, primarily due to the expiration of certain Master Work Order projects in Texas on August 31, 2012, as previously disclosed.

Portal revenues for the six-month period ended June 30, 2014 increased 7%, or approximately $8.2 million, over the prior year period, mainly due to an increase in same state portal revenues. The increase in self-funded revenues from our newer portals in Connecticut, Wisconsin and Pennsylvania totaling approximately $3.1 million was mostly offset by a decrease in revenues from our legacy Virginia and Arizona portals totaling approximately $3.0 million due to contract expirations, as further discussed above.

Same state portal revenues in the current year-to-date period increased 7% over the prior year period, primarily due to higher revenues across several portals. Our same state revenue growth in the current year-to-date period was lower than the 18% revenue growth we achieved in the prior year period due mainly to lower growth in same state IGS transaction-based revenues in the current year-to-date period. Same state IGS transaction-based revenues increased 8% in the current year-to-date period due mainly to higher revenues from our Colorado, Arkansas and Hawaii portals, which were driven by several key services, including court record searches and motor vehicle registrations in Colorado, payment processing in Arkansas and tax filings and professional license renewals in Hawaii. Same state IGS transaction-based revenue growth was 37% in the prior year-to-date period due mainly to the motor vehicle inspection service with the Texas DPS, as further discussed above, and to a lesser extent the deployment and increased adoption of key revenue generating services in other state portals. Same state DHR revenues grew 6% in the current year-to-date period compared to 4% in the prior year-to-date period. The increase in same state DHR revenues in the current year-to-date period was mainly due to a price increase in one state portal that became effective in the third quarter of 2013, price increases at two other state portals that became effective in the second quarter of 2014, and to a lesser extent higher transaction volumes across various portals. Our same state portal software development revenues increased 10% in the current year-to-date period due to higher project-based revenues from our Indiana, Arkansas and Hawaii portals, among others. Our same state portal software development revenues decreased 30% in the prior year-to-date period, primarily due to the expiration of certain Master Work Order projects in Texas, as discussed above.

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

	Three months ended June 30,			Six months ended June 30,
Cost of Portal Revenue Analysis	2014	% Change	2013	2014	% Change	2013
Fixed costs	$23,747	7%	$22,195	$47,549	10%	$43,055
Variable costs	14,786	16%	12,704	27,381	11%	24,606
Total	$38,533	10%	$34,899	$74,930	11%	$67,661

Cost of portal revenues in the current quarter increased 10%, or approximately $3.6 million, over the prior year quarter. Of this increase, (i) approximately $2.8 million was attributable to an increase in same state cost of portal revenues; and (ii) approximately $0.8 million was attributable to increases from our newer portals in Connecticut, Wisconsin and Pennsylvania (collectively, $1.7 million) that were partially offset by a $0.9 million decrease in cost of portal revenues from our legacy Virginia and Arizona portals due to contract expirations, as further discussed above.

The increase in same state cost of portal revenues in the current quarter was partially attributable to higher employee compensation and benefit costs, as well as software maintenance costs across various portals, in addition to higher variable fees to process credit/debit card transactions due to a change in the mix of payment card types for certain services in our Texas portal and higher IGS transaction volumes across several other portals. A significant percentage of our IGS transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a percentage of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit percentage was 42% in the current quarter, down from 44% in the prior year quarter, due mainly to (i) lower gross profits from our Texas portal, as further discussed above; and (ii) a $2.0 million decrease in revenues in the current quarter from our legacy Virginia and Arizona portal contracts due to contract expirations, as further discussed above. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

Cost of portal revenues for the current year-to-date period increased 11%, or approximately $7.3 million, over the prior year-to-date period. Of this increase, (i) approximately $4.8 million was attributable to an increase in same state cost of portal revenues; and (ii) approximately $2.5 million was attributable to increases at our newer portals in Connecticut, Wisconsin and Pennsylvania (collectively, $3.9 million) that were partially offset by a $1.4 million decrease in cost of portal revenues at our legacy Virginia and Arizona portals due to contract expirations, as further discussed above.

The increase in same state cost of portal revenues in the current year-to-date period was partially attributable to higher employee compensation and benefit costs, as well as software maintenance costs across various portals, in addition to higher variable fees to process credit/debit card transactions due to a change in the mix of payment card types for certain services in our Texas portal and higher IGS transaction volumes across several other portals, as further discussed above.

Our portal gross profit percentage was 42% for the current year-to-date period, down from 44% in the prior year period, due mainly to (i) lower gross profits from our Texas portal, as further discussed above; (ii) a $3.0 million decrease in revenues in the current year-to-date period from our legacy Virginia and Arizona portal contracts, as further discussed above; and (iii) higher employee compensation and other costs in the current year-to-date period totaling approximately $1.1 million related to our Pennsylvania portal, which started to significantly ramp up its cost structure midway through the second quarter of 2013.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended June 30,			Six months ended June 30,
Software & Services Revenue Analysis	2014	% Change	2013	2014	% Change	2013
NIC Technologies	$2,797	(3%)	$2,897	$5,458	(3%)	$5,623
Other	1,549	64%	947	2,803	100%	1,403
Total	$4,346	13%	$3,844	$8,261	18%	$7,026

Software & services revenues in the current quarter and year-to-date periods increased 13% and 18%, or approximately $0.5 million and $1.2 million, respectively, over the corresponding prior year periods. The increases were primarily due to (i) higher revenues in the current quarter and year-to-date periods from our contract with the FMCSA ($0.3 million and $0.5 million, respectively), as a result of increased adoption of the PSP; and (ii) higher revenues in the current quarter and year-to-date periods from various other software & services businesses, including the North Carolina construction lien service that commenced in April 2013 (revenues from this service were flat compared to the prior year quarter and increased $0.4 million over the prior year-to-date period).

COST OF SOFTWARE & SERVICES REVENUES. Our software & services gross profit percentage in the current quarter and year-to-date periods was 72% and 74%, respectively, compared to 69% and 67%, respectively, in the corresponding prior year periods. The increase in the gross profit percentage in the current quarter and year-to-date periods was primarily due to higher revenues from the PSP and North Carolina construction lien service, as further discussed above, as cost of software & services revenues in the current year periods were relatively flat compared to the prior year periods.

SELLING & ADMINISTRATIVE. Selling & administrative expenses in both the current quarter and year-to-date periods increased 8%, or approximately $0.8 million and $1.5 million, respectively, over the corresponding prior year periods mainly due to higher personnel and software maintenance costs to support and enhance corporate-wide information technology, security and portal operations, partially offset by lower net costs related to the SEC matter, which was successfully concluded in December 2013, as further discussed in Item 3, Legal Proceedings, and Note 7 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014. In the prior year quarter and year-to-date periods, we incurred approximately $1.9 million and $3.7 million, respectively, in legal fees and other third-party costs related to the SEC matter. These expenses were reduced by approximately $1.5 million and $2.9 million, respectively, of reimbursement from our directors’ and officers’ liability insurance carrier, resulting in a net expense of approximately $0.4 million and $0.8 million related to the SEC matter in the prior year periods. We did not incur any costs related to the SEC matter in the current quarter or year-to-date periods, and we do not currently expect to incur any additional costs related to the SEC matter going forward. As a percentage of total consolidated revenues, selling & administrative expenses were 15% and 16%, respectively, for the current quarter and year-to-date periods, compared to 15% in both of the prior year periods.

DEPRECIATION & AMORTIZATION. Depreciation & amortization expense in both the current quarter and year-to-date periods increased 11%, or approximately $0.2 million and $0.5 million, respectively, over the prior year periods. These increases were primarily attributable to (i) capital expenditures for our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure; and (ii) capital expenditures for new services across various portals, including our newer portals in Connecticut, Wisconsin and Pennsylvania. As a percentage of total consolidated revenues, depreciation & amortization was 3% for all periods presented.

INCOME TAXES. Our effective tax rate for the current quarter and year-to-date periods was approximately 40% and 39%, respectively, compared to 39% and 38%, respectively, in the prior year periods. Our effective tax rate in the current quarter and year-to-date periods was higher than in the prior year periods mainly due to the expiration of the federal research and development tax credit on December 31, 2013. In the prior year quarter and year-to-date periods, we recognized a favorable benefit related to the federal research and development tax credit totaling approximately $0.1 million and $0.6 million, respectively. Legislation extending the research and development tax credit beyond December 31, 2013 has not been enacted.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was approximately $22.7 million in the current year-to-date period as compared to $19.7 million in the prior year-to-date period. The increase in cash flow from operations in the current period was primarily the result of (i) a smaller increase in accounts receivable in the current period, due to lower revenue growth in the current period compared to the prior year period and to the timing of accounts receivable collections; and (ii) an increase in accounts payable in the current period due to the timing of payments to our government partners. These increases were partially offset by a decrease in accrued expenses in the current period, mainly due to higher payments for executive and non-executive management incentive compensation as well as 401(k) match contributions for all employees.

Investing Activities

Net cash used in investing activities was approximately $3.3 million and $3.0 million, respectively, in the current and prior year-to-date periods. Investing activities in the current and prior year periods primarily reflect $2.7 million and $2.3 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment. Furthermore, in both the current and prior year-to-date periods, we capitalized approximately $0.7 million of internal-use software development costs primarily related to the standardization of centralized customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing Activities

Net cash provided by financing activities was approximately $2.0 million and $1.6 million, respectively, in the current and prior year-to-date periods, primarily reflecting the receipt of approximately $1.1 million and $0.9 million, respectively, in proceeds from our employee stock purchase program and tax deductions of approximately $0.9 million and $0.7 million, respectively, related to stock-based compensation.

Liquidity

We recognize revenues primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and also accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended June 30, 2014 and December 31, 2013 were approximately $1.1 billion and $833.4 million, respectively. We calculate days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for the three-month periods ended June 30, 2014 and December 31, 2013 were five days and six days, respectively.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $103.8 million at June 30, 2014, from $79.4 million at December 31, 2013. The increase in our working capital is primarily due to an increase in cash flows from operating activities, as further described above. Our current ratio, defined as current assets divided by current liabilities, was 2.6 and 2.0 at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014, our unrestricted cash balance was $95.7 million compared to $74.2 million at December 31, 2013. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments (if any) for at least the next 12 months without the need of additional capital. We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility. In total, we had $3.6 million in available capacity to issue additional letters of credit and $8.6 million of unused borrowing capacity at June 30, 2014 under the facility. We were in compliance with all of the financial covenants under the revolving credit facility at June 30, 2014.

We issue letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement. We had unused outstanding letters of credit totaling approximately $1.4 million at June 30, 2014. We are not currently required to cash collateralize these letters of credit. As further discussed in Note 7 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q, on August 6, 2014, we entered into an amendment to extend our credit facility to May 1, 2016.

At June 30, 2014, we were bound by performance bond commitments totaling approximately $6.6 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at June 30, 2014 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $9.0 million and would have been classified as restricted cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. As of June 30, 2014, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $2.2 million at June 30, 2014. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the second quarter of 2014, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2014	832	$18.52	N/A	N/A
May 3, 2014	1,353	18.64	N/A	N/A
May 4, 2014	1,415	18.64	N/A	N/A
May 7, 2014	59	17.66	N/A	N/A

ITEM 5.  OTHER INFORMATION

On August 6, 2014, the Company entered into an amendment to extend its $10 million unsecured revolving credit agreement with Bank of America, N.A. to May 1, 2016. See Note 7 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q for a description of the amendment to extend our credit facility to May 1, 2016, which is incorporated herein by this reference.

ITEM 6. EXHIBITS

10.1	NIC Inc. 2014 Amended and Restated Stock Compensation Plan ** (incorporated by reference from Exhibit 10.1 to the Form 8-K filed with the SEC on May 8, 2014)

10.2	Amended Credit Agreement Dated as of August 6, 2014 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2014, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

**	Management contract and compensatory plan and arrangement required to be filed as an Exhibit pursuant to Item 6 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: August 7, 2014	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer

NIC Inc.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	NIC Inc. 2014 Amended and Restated Stock Compensation Plan ** (incorporated by reference from Exhibit 10.1 to the Form 8-K filed with the SEC on May 8, 2014)

10.2	Amended Credit Agreement Dated as of August 6, 2014 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2014, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

**	Management contract and compensatory plan and arrangement required to be filed as an Exhibit pursuant to Item 6 of this report.