Form 10-Q
period 2014-09-30
NIC INC
filed 2014-11-06
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 23, 2014, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 65,298,342.

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$105,955	$74,245
Cash restricted for payment of dividend	-	22,982
Trade accounts receivable, net (Note 1)	61,898	52,818
Deferred income taxes, net	1,012	1,038
Prepaid expenses & other current assets	10,796	11,569
Total current assets	179,661	162,652
Property and equipment, net	12,959	15,167
Intangible assets, net	2,240	1,864
Other assets	352	290
Total assets	$195,212	$179,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,514	$39,112
Accrued expenses	19,337	20,822
Dividend payable	-	22,982
Other current liabilities	2,752	348
Total current liabilities	63,603	83,264

Deferred income taxes, net	1,466	2,432
Other long-term liabilities	2,943	2,341
Total liabilities	68,012	88,037

Commitments and contingencies (Notes 1, 2 and 8)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
65,299 and 64,993 shares issued and outstanding	6	6
Additional paid-in capital	92,895	88,397
Retained earnings	34,299	3,533
Total stockholders' equity	127,200	91,936
Total liabilities and stockholders' equity	$195,212	$179,973

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended		Nine months ended
	September 30,		September 30,
Revenues:	2014	2013	2014	2013
Portal revenues	$65,304	$57,721	$193,595	$177,857
Software & services revenues	4,223	3,609	12,484	10,635
Total revenues	69,527	61,330	206,079	188,492
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization (Note 1)	38,071	39,755	113,001	107,416
Cost of software & services revenues, exclusive of depreciation & amortization	1,246	928	3,420	3,220
Selling & administrative	11,439	10,387	32,604	30,054
Depreciation & amortization	2,292	2,145	6,819	6,221
Total operating expenses	53,048	53,215	155,844	146,911
Operating income	16,479	8,115	50,235	41,581
Other income (expense), net	(19)	4	(147)	(17)
Income before income taxes	16,460	8,119	50,088	41,564
Income tax provision	6,099	3,026	19,322	15,707
Net income	$10,361	$5,093	$30,766	$25,857

Basic net income per share (Note 1)	$0.16	$0.08	$0.47	$0.39
Diluted net income per share (Note 1)	$0.16	$0.08	$0.47	$0.39

Weighted average shares outstanding:
Basic	65,288	64,961	65,197	64,854
Diluted	65,288	64,969	65,197	64,861

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Retained Earnings	Total
Balance, January 1, 2014	64,993	$6	$88,397	$3,533	$91,936
Net income	-	-	-	30,766	30,766
Restricted stock vestings	351	-	73	-	73
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	35	-	35
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(113)	-	(2,242)	-	(2,242)
Stock-based compensation	-	-	4,568	-	4,568
Tax deductions relating to stock-based compensation	-	-	1,065	-	1,065
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(108)	-	(108)
Issuance of common stock under employee stock purchase plan	68	-	1,107	-	1,107
Balance, September 30, 2014	65,299	$6	$92,895	$34,299	$127,200

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$30,766	$25,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	6,819	6,221
Provision for losses on accounts receivable (Note 1)	266	5,125
Stock-based compensation expense	4,568	3,267
Deferred income taxes	(2,463)	(1,142)
Loss on disposal of property and equipment	147	17
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(9,346)	(10,909)
(Increase) decrease in prepaid expenses & other current assets	2,296	(1,541)
(Increase) in other assets	(62)	(6)
Increase in accounts payable	2,402	2,183
Increase (decrease) in accrued expenses	(3,802)	1,303
Increase in other current liabilities	2,404	119
Increase in other long-term liabilities	602	862
Net cash provided by operating activities	34,597	31,356

Cash flows from investing activities:
Purchases of property and equipment	(3,988)	(3,945)
Capitalized internal use software development costs	(1,071)	(1,079)
Net cash used in investing activities	(5,059)	(5,024)

Cash flows from financing activities:
Proceeds from employee common stock purchases	1,107	904
Tax deductions related to stock-based compensation	1,065	1,335
Net cash provided by financing activities	2,172	2,239

Net increase in cash	31,710	28,571
Cash, beginning of period	74,245	62,358
Cash, end of period	$105,955	$90,929

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$75	$5
Cash payments:
Income taxes paid	$20,664	$12,744
Cash dividends on common stock previously restricted for payment of dividend	$22,982	$-

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating enterprise-wide outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation (including stock-based compensation), subcontractor labor costs, telecommunications, fees required to process credit/debit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities. For the three- and nine-month periods ended September 30, 2013, cost of portal revenues also includes a non-cash pre-tax charge of approximately $5.1 million (approximately $0.05 per share on an after-tax basis) to write-off accounts receivable due from the Commonwealth of Pennsylvania for eGovernment services provided from January 1, 2013 through June 30, 2013, as further discussed below. Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative expenses consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative expenses also consist of stock-based compensation and corporate-level expenses for market development and public relations. For the three- and nine-month periods ended September 30, 2013, selling & administrative expenses also include $0.7 million and $1.5 million, respectively, in legal fees and other third-party costs, net of directors’ and officers’ liability insurance received, incurred in connection with the previously disclosed SEC matter, which was successfully concluded in December 2013 (see Item 3, Legal Proceedings, and Note 7 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014).

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

As disclosed in prior filings with the SEC, the Company elected not to pursue collection of outstanding accounts receivable from the Commonwealth of Pennsylvania (the “Commonwealth”) for eGovernment services provided from January 1, 2013 through June 30, 2013 and recorded a non-cash pre-tax charge of approximately $5.1 million (approximately $0.05 per share on an after-tax basis) in the third quarter of 2013 to write-off amounts due from the Commonwealth through June 30, 2013. The charge is included in cost of portal revenues in the Company’s unaudited consolidated statements of income for the three- and nine-month periods ended September 30, 2013. The Company did not recognize revenues under the contract subsequent to June 30, 2013 until the contract became self-funded, which occurred in the fourth quarter of 2013.

The Company’s allowance for doubtful accounts at September 30, 2014 and December 31, 2013 was approximately $0.5 million and $0.6 million, respectively.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.7 million at both September 30, 2014 and 2013. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income	$10,361	$5,093	$30,766	$25,857
Less: Income allocated to participating securities	(94)	(47)	(297)	(271)
Net income available to common stockholders	$10,267	$5,046	$30,469	$25,586
Denominator:
Weighted average shares - basic	65,288	64,961	65,197	64,854
Performance-based restricted stock awards	-	8	-	7
Weighted average shares - diluted	65,288	64,969	65,197	64,861

Basic net income per share:
Net income	$0.16	$0.08	$0.47	$0.39

Diluted net income per share:
Net income	$0.16	$0.08	$0.47	$0.39

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At September 30, 2014, the amount of cash covered by FDIC deposit insurance was approximately $10.7 million, and approximately $95.3 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

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

The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals, and generally owns all of the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing and payment processing software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to an increasing number of government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license. If the Company’s contract were not to be renewed after a defined term or if the contract was terminated by the government partner for cause, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for services provided by the Company on a SaaS basis, which would be available to the partners on a fee-for-service basis.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 17 contracts under which the Company provides outsourced state portal services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 59% of the Company’s total consolidated revenues for each of the three- and nine-month periods ended September 30, 2014. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Montana, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contracts with the states of Arizona and Delaware.

At September 30, 2014, the Company was bound by performance bond commitments totaling approximately $6.6 million on certain outsourced portal contracts. Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. The Company has never had any defaults resulting in draws on performance bonds.

The following is a summary of the portals in each state through which the Company provides enterprise-wide outsourced portal services to multiple government agencies:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Connecticut Interactive, LLC	www.ct.gov (Connecticut)	2014	1/9/2017 (1/9/2020)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	3/31/2015 (in transition period)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	2/28/2015
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2016 (8/31/2018)
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2014 (services continue to be provided under the terms and conditions of the prior contract)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2016 (6/8/2019)
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2015
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	2/28/2015 (2/28/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	7/1/2017 (7/1/2019)
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	3/31/2015
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2015 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	3/31/2016
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2015
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2016 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2016 (7/1/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	6/30/2016 (6/30/2020)
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/31/2016
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2016
Kansas Information Consortium, Inc.	www.Kansas.gov (Kansas)	1992	12/31/2021 (annual 1-year renewal options)

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

During the third quarter of 2014, the Company was awarded a new seven-year contract by the state of Kansas, which includes annual renewal options for the government to extend the contract for additional one-year periods. In addition, the Company executed a two-year contract extension with the state of Indiana. The Company was also awarded a new five-year contract by the state of South Carolina, which includes renewal options for the government to extend the contract up to an additional two years. The Company also executed an 18-month contract extension with the state of Tennessee.

Other Outsourced State Contracts

During the third quarter of 2014, the Company’s subsidiary signed a master contract with the state of Louisiana Division of Administration, Office of Technology Services (“Louisiana Division”) that creates a framework to provide certain eGovernment services for a pilot period. The Company anticipates the pilot period will commence when statements of work currently in negotiation are signed and will conclude approximately 12 months later. Subsequent to the pilot period, the Louisiana Division has the option to receive enterprise-wide eGovernment services pursuant to the master contract.

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

During the third quarter of 2014, the Company’s subsidiary, Virginia Interactive, LLC (“VI”), extended its agreement with the Virginia Department of Game and Inland Fisheries to provide eGovernment services from March 1, 2015 through August 31, 2015. During the third quarter of 2014, VI extended its agreement with the Office of the Executive Secretary of the Supreme Court of Virginia to provide eGovernment services from September 1, 2014 through August 31, 2015.

Outsourced Federal Contracts

The Company’s subsidiary, NIC Technologies, LLC (“NIC Technologies”) has a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model. During the first quarter of 2014, the FMCSA exercised the fourth of its four one-year renewal options for the PSP contract, extending its term through February 16, 2015. During the third quarter of 2014, the Company received a six-month contract extension from the FMCSA, extending the term of the PSP contract through August 16, 2015.

The PSP contract can be terminated by the FMCSA without cause prior to expiration on a specified period of notice. The loss of the contract as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce the Company’s revenues and profitability. In addition, the Company has limited control over the level of fees it is permitted to retain under the contract with the FMCSA. Any changes made to the amount or percentage of fees retained by the Company, or to the amounts charged for the services offered, could materially affect the profitability of this contract.

Expiring Contracts

As of September 30, 2014, there were nine contracts under which the Company provides outsourced portal services or software development and services that have expiration dates within the 12-month period following September 30, 2014. Collectively, revenues generated from these contracts represented 20% of the Company’s total consolidated revenues for each of the three- and nine-month periods ended September 30, 2014. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

During the first quarter of 2013, the Company’s subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. NICUSA provided transition services as required by the contract through March 26, 2014. The costs incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the three- and nine-months ended September 30, 2014, revenues from the legacy Arizona portal contract were $0 and approximately $0.8 million, respectively. For the three- and nine-months ended September 30, 2013, revenues from the legacy Arizona portal contract were approximately $0.8 million and $2.8 million, respectively.

The Company’s subsidiary, Delaware Interactive, LLC (“DI”), has a contract with the state of Delaware to manage the state’s official government portal. Currently, the primary revenue source for DI under the contract is an annual portal management fee of approximately $2.2 million paid to DI by the state. During the second quarter of 2014, the state informed DI that due to fiscal constraints, it did not intend to renew its contact with DI when the contract term expired on September 30, 2014. However, during the third quarter of 2014, the Company received a six-month contract extension from the state of Delaware to provide transition services through March 31, 2015, which includes options for the government to extend the contract for additional three-month periods. The Company does not believe the expiration of its contract with the state of Delaware will have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

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

4. STOCK BASED COMPENSATION

During the three- and nine-month periods ended September 30, 2014, the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 1,842 shares and 235,308 shares, respectively, with a grant-date fair value totaling approximately $0.1 million and $4.6 million, respectively. Such restricted stock awards vest beginning one year from the date of grant in cumulative annual installments of 25%. In addition, during the second quarter of 2014, non-employee directors of the Company were granted service-based restricted stock awards totaling 39,560 shares with a grant-date fair value totaling approximately $0.7 million. Such restricted stock awards vest one year from the date of grant. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company excludes compensation cost related to awards not expected to vest based upon estimated forfeitures.

During the first quarter of 2014, the Board of Directors of the Company also granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 96,706 shares, with a grant-date fair value of $19.41 per share, totaling approximately $1.9 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2016. The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of portal revenues, exclusive of depreciation & amortization	$430	$282	$1,032	$845
Cost of software & services revenues, exclusive of depreciation & amortization	13	13	39	48
Selling & administrative	1,711	895	3,497	2,374
Stock-based compensation expense before income taxes	2,154	1,190	4,568	3,267
Income tax benefit	(798)	(444)	(1,762)	(1,235)
Net stock-based compensation expense	$1,356	$746	$2,806	$2,032

5. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

On August 6, 2014, the Company entered into an amendment to extend its $10 million unsecured revolving credit agreement with a bank to May 1, 2016. This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes. The Company can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the facility. Interest on amounts borrowed is payable at the bank’s prime rate or a LIBOR rate plus a margin (as selected by the Company), in each case as defined in the agreement. That margin, and the fees on outstanding letters of credit are either 1.50% (if the Company’s consolidated leverage ratio is less than or equal to 1.25:1) or 1.75% (if the Company’s consolidated leverage ratio is greater than 1.25:1) of face value per annum.

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

The Company was in compliance with each of the covenants listed above at September 30, 2014. The Company issues letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of its outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.4 million and $1.6 million, respectively, at September 30, 2014 and December 31, 2013. The Company is not currently required to cash collateralize these letters of credit. The Company had $3.6 million in available capacity to issue additional letters of credit and $8.6 million of unused borrowing capacity at September 30, 2014 under the facility. Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement. The credit agreement also includes an accordion feature that will allow the Company to increase the available capacity under the credit agreement by an additional $40.0 million, for a total of up to $50.0 million, subject to securing additional commitments from the bank.

6. INCOME TAXES

The Company’s effective tax rate was approximately 37% and 39%, respectively, for the three- and nine-month periods ended September 30, 2014, compared to 37% and 38%, respectively, in the corresponding prior year periods. The Company’s effective tax rate for the nine-month period ended September 30, 2014 was higher than in the prior year period, mainly due to the expiration of the federal research and development tax credit on December 31, 2013. For the nine-month period ended September 30, 2013, the Company recognized a favorable benefit related to the federal research and development tax credit totaling approximately $0.8 million. Legislation extending the research and development tax credit beyond December 31, 2013 has not been enacted.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three-month period ended September 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2014
Revenues	$65,304	$4,223	$-	$69,527
Costs & expenses	41,571	1,275	7,910	50,756
Depreciation & amortization	2,201	8	83	2,292
Operating income (loss)	$21,532	$2,940	$(7,993)	$16,479

2013
Revenues	$57,721	$3,609	$-	$61,330
Costs & expenses	42,577	1,057	7,436	51,070
Depreciation & amortization	2,052	13	80	2,145
Operating income (loss)	$13,092	$2,539	$(7,516)	$8,115

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the three-month period ended September 30 (in thousands):

	2014	2013
Total segment operating income	$24,472	$15,631
Other reconciling items	(7,993)	(7,516)
Other income (expense), net	(19)	4
Consolidated income before income taxes	$16,460	$8,119

 The table below reflects summarized financial information for the Company’s reportable segments for the nine-month period ended September 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2014
Revenues	$193,595	$12,484	$-	$206,079
Costs & expenses	122,901	3,490	22,634	149,025
Depreciation & amortization	6,568	29	222	6,819
Operating income (loss)	$64,126	$8,965	$(22,856)	$50,235

2013
Revenues	$177,857	$10,635	$-	$188,492
Costs & expenses	114,915	3,583	22,192	140,690
Depreciation & amortization	5,969	41	211	6,221
Operating income (loss)	$56,973	$7,011	$(22,403)	$41,581

The following is a reconciliation of total segment operating income to total consolidated income before income taxes for the nine-month period ended September 30 (in thousands):

	2014	2013
Total segment operating income	$73,091	$63,984
Other reconciling items	(22,856)	(22,403)
Other expense, net	(147)	(17)
Consolidated income before income taxes	$50,088	$41,564

For both the three- and nine-month periods ended September 30, 2014, the Company’s Texas portal contract accounted for approximately 22% of the Company’s total consolidated revenues. For the three- and nine-month periods ended September 30, 2013, the Company’s Texas portal contract accounted for approximately 24% and 23%, respectively, of the Company’s total consolidated revenues. No other state portal contract accounted for more than 10% of the Company’s total consolidated revenues for the three- and nine-month periods ended September 30, 2014 or 2013.

8. SUBSEQUENT EVENT

On October 27, 2014, the Company’s Board of Directors declared a special cash dividend of $0.50 per share, payable to stockholders of record as of November 7, 2014. The dividend, which is expected to total approximately $33.0 million based on the current number of shares outstanding, will be paid on November 20, 2014, out of the Company’s available cash. In addition, holders of performance-based restricted stock on the record date will accrue dividend equivalents that may be earned and become payable in the form of shares of common stock at the end of the respective performance period to the extent that the underlying shares of restricted stock are earned.

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

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, NIC’s ability to successfully integrate into its operations recently awarded eGovernment contracts; NIC’s ability to implement its new portal contracts and new projects under existing portal contracts in a timely and cost-effective manner; NIC’s ability to successfully increase the adoption and use of eGovernment services; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; the success of the Company in renewing existing contracts and in signing contracts with new states and federal government agencies; continued favorable government legislation; NIC’s ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; the possibility of security breaches through cyber-attacks and any resulting liability; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2013 Annual Report on Form 10-K filed on February 27, 2014 with the SEC. Investors should read all of these discussions of risks carefully.

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

Any renewal of the outsourced portal contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 17 contracts under which we provide outsourced state portal services can be terminated without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 59% of our total consolidated revenues for both the current quarter and year-to-date periods ended September 30, 2014. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Montana, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below regarding the expiration of contracts with the Commonwealth of Virginia and the states of Arizona and Delaware.

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

As of September 30, 2014, there were nine contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following September 30, 2014. Collectively, revenues generated from these contracts represented 20% of our total consolidated revenues for both the current quarter and year-to-date periods ended September 30, 2014. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation on our part, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

The contract under which our subsidiary, Virginia Interactive, LLC (“VI”), provided outsourced portal services to agencies of the Commonwealth of Virginia, expired on August 31, 2012. As more fully disclosed in a Form 8-K filed by us with the SEC on April 18, 2012, VI chose not to agree to terms mandated by the Commonwealth of Virginia for a new contract. VI provided transition services as required by the contract through August 31, 2013. We continue to provide eGovernment services to certain agencies of the Commonwealth of Virginia, as further discussed in Note 2 in the Notes to Unaudited Consolidated Financial Statements included in this Form 10-Q. Revenues from operations in Virginia for the current quarter and year-to-date periods were approximately $0.8 million and $2.1 million, respectively, compared to approximately $1.3 million and $4.3 million, respectively, in the corresponding prior year periods.

During the first quarter of 2013, our subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. NICUSA provided transition services as required by the contract through March 26, 2014. The costs incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on our consolidated results of operations, cash flows, or financial condition. Revenues from our legacy Arizona portal contract for the current quarter and year-to-date periods were $0 and approximately $0.8 million, respectively, compared to approximately $0.8 million and $2.8 million, respectively, in the corresponding prior year periods.

Our subsidiary, Delaware Interactive, LLC (“DI”), has a contract with the state of Delaware to manage the state’s official government portal. Currently, the primary revenue source for DI under the contract is an annual portal management fee of approximately $2.2 million paid to DI by the state. During the second quarter of 2014, the state informed DI, that due to fiscal constraints, it did not intend to renew its contract with DI when the contract term expired on September 30, 2014. However, during the third quarter of 2014, we received a six-month contract extension from the state of Delaware to provide transition services through March 31, 2015, which includes options for the government to extend the contract for additional three-month periods. We do not believe the expiration of our contract with the state of Delaware will have a material impact on our consolidated results of operations, cash flows or financial condition.

REVENUE RECOGNITION

We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category includes revenues and cost of revenues primarily from our subsidiaries operating state and local government portals on an enterprise-wide outsourced basis. The software & services category primarily includes revenues and cost of revenues from our subsidiaries that provide software development and services, other than enterprise-wide outsourced portal services, to state and local governments as well as federal agencies. We currently earn revenues from three main sources: transaction-based fees, time and materials-based fees for application development, and fixed fees for portal management services. Each of these revenue types and the corresponding business models are further described below. As further discussed in Note 1 of the Notes to Unaudited Consolidated Financial Statements, we did not recognize revenues under the contract with the Commonwealth of Pennsylvania subsequent to June 30, 2013 until the contract became self-funded in the fourth quarter of 2013.

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

●
Portal management: these are revenues from the performance of fixed fee portal management services for our government partners in the states of Indiana, Delaware and Arizona and are generally recurring. As further discussed above, the Arizona portal contract expired on March 26, 2014 and the Delaware contract was scheduled to expire on September 30, 2014 but has been extended for a transition period ending March 31, 2015, which includes options for the government to extend the contract for additional three-month periods.

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

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and nine-month periods ended September 30, 2014 and 2013. This discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Form 10-Q.

Due to the expiration of VI’s legacy contract with the Commonwealth of Virginia on August 31, 2013 and the expiration of NICUSA’s contract with the state of Arizona on March 26, 2014, the operating results for our legacy Virginia and Arizona portals have been removed from the same state category for the three and nine months ended September 30, 2014 as the portals no longer meet the definition of a same state portal (portals in operation and generating self-funded revenues for two full periods). Furthermore, our newer portal contracts with the states of Pennsylvania, Wisconsin and Connecticut have been excluded from the same state category for the current quarter and year-to-date periods ended September 30, 2014, because they had not generated self-funded revenues for two full periods.

	Three months ended		Nine months ended
	September 30,		September 30,
Key Financial Metrics	2014	2013	2014	2013
Revenue growth - outsourced portals	13%	15%	9%	23%
Same state revenue growth - outsourced portals	9%	15%	8%	17%
Recurring portal revenue as a % of total portal revenues	95%	93%	95%	94%
Gross profit % - outsourced portals	42%	31%	42%	40%
Revenue growth - software & services	17%	20%	17%	18%
Gross profit % - software & services	70%	74%	73%	70%
Selling & administrative expenses as a % of total revenues	16%	17%	16%	16%
Operating income margin % (operating income as a % of total revenues)	24%	13%	24%	22%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
Portal Revenue Analysis	2014	% Change	2013	2014	% Change	2013
IGS transaction-based (formerly, Non-DMV)	35,688	11%	$32,197	$104,741	9%	$96,372
DHR transaction-based (formerly, DMV)	24,695	30%	19,037	73,188	15%	63,829
Portal software development	3,101	(21%)	3,922	9,416	(5%)	9,961
Portal management	1,820	(29%)	2,565	6,250	(19%)	7,695
Total	$65,304	13%	$57,721	$193,595	9%	$177,857

Portal revenues in the current quarter increased 13%, or approximately $7.6 million, over the prior year quarter. The increase was driven by a 9%, or approximately $4.9 million, increase in same state portal revenues (portals in operation and generating self-funded revenues for two full periods); and a 7%, or approximately $4.0 million, increase from our newer portals in Pennsylvania ($2.3 million), which began generating revenues under the self-funded model in October 2013, Connecticut ($1.1 million), which began generating revenues in April 2014 and Wisconsin ($0.6 million), which began generating revenues in September 2013. These increases were partially offset by a decrease in revenues of 3%, or approximately $1.3 million, from our legacy Virginia and Arizona portals due to contract expirations, as further discussed above. Our 13% portal revenue growth in the current quarter was lower than the 15% portal revenue growth we achieved in the prior year quarter primarily due to IGS revenues from the motor vehicle inspection service with the Texas Department of Public Safety (“DPS”) being included in both the current and prior year quarter results. A full quarter of revenues from the motor vehicle inspection service for the Texas DPS was not included in our results for the third quarter of 2012, as the Texas DPS service launched in September 2012.

Same state portal revenues in the current quarter increased 9% over the prior year quarter primarily due to higher revenues across several portals. Our same state revenue growth in the current quarter was lower than the 15% revenue growth we achieved in the prior year quarter due mainly to lower growth in same state IGS transaction-based revenues in the current quarter. Same state IGS transaction-based revenues increased 11% in the current quarter due mainly to higher revenues from our Arkansas, Texas and Colorado portals, which were driven by several key services, including payment processing in Arkansas, vital record searches and professional license renewals in Texas and motor vehicle registrations in Colorado. Same state IGS transaction-based revenue growth was 28% in the prior year quarter due mainly to the motor vehicle inspection service with the Texas DPS, as further discussed above, and to a lesser extent the deployment and increased adoption of key revenue generating services in other state portals. Same state DHR revenues grew 9% in the current quarter compared to 5% in the prior year quarter. The increase in same state DHR revenues in the current quarter was mainly due to a price increase in one state portal in the third quarter of 2013 and price increases in two other state portals in the second quarter of 2014, and to higher transaction volumes across various portals. Same state portal software development revenues decreased 11% in the current quarter, primarily due to higher project-based revenues in the prior year quarter from our Texas and Montana portals, among others.

Portal revenues in the current year-to-date period increased 9%, or approximately $15.7 million, over the prior year-to-date period. The increase was driven by an 8%, or approximately $12.8 million, increase in same state portal revenues; and a 4%, or approximately $7.1 million, increase from our newer portals in Wisconsin ($3.0 million), Connecticut ($2.2 million) and Pennsylvania ($1.9 million). These increases were partially offset by a decrease in revenues of 3%, or approximately $4.2 million, from our legacy Virginia and Arizona portals due to contract expirations, as further discussed above.

Same state portal revenues in the current year-to-date period increased 8% over the prior year period, primarily due to higher revenues across several portals. Our same state revenue growth in the current year-to-date period was lower than the 17% revenue growth we achieved in the prior year period due mainly to lower growth in same state IGS transaction-based revenues in the current year-to-date period. Same state IGS transaction-based revenues increased 9% in the current year-to-date period due mainly to higher revenues from our Arkansas, Colorado and Hawaii portals, which were driven by several key services, including payment processing in Arkansas, motor vehicle registrations and court record searches in Colorado and tax filings and professional license renewals in Hawaii. Same state IGS transaction-based revenue growth was 35% in the prior year-to-date period due mainly to the motor vehicle inspection service with the Texas DPS, as further discussed above, and to a lesser extent the deployment and increased adoption of key revenue generating services in other state portals. Same state DHR revenues grew 7% in the current year-to-date period compared to 5% in the prior year-to-date period. The increase in same state DHR revenues in the current year-to-date period was mainly due to a price increase in one state portal that became effective in the third quarter of 2013, price increases at two other state portals that became effective in the second quarter of 2014, and to higher transaction volumes across various portals. Same state portal software development revenues increased 2% in the current year-to-date period due to higher project-based revenues from our Indiana, Hawaii and Arkansas portals, among others. Same state portal software development revenues decreased 19% in the prior year-to-date period, primarily due to the expiration of certain Master Work Order projects in Texas on August 31, 2012, as previously disclosed.

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

	Three months ended September 30,			Nine months ended September 30,
Cost of Portal Revenue Analysis	2014	% Change	2013	2014	% Change	2013
Fixed costs	$24,273	(13%)	$28,031	$71,822	1%	$71,086
Variable costs	13,798	18%	11,724	41,179	13%	36,330
Total	$38,071	(4%)	$39,755	$113,001	5%	$107,416

Cost of portal revenues in the current quarter decreased 4%, or approximately $1.7 million, from the prior year quarter mainly due to the $5.1 million accounts receivable write-off recorded in the prior year quarter for amounts we elected not to pursue from the Commonwealth of Pennsylvania, as further discussed in Note 1 of the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q and, to a lesser extent, a $0.8 million decrease in cost of portal revenues from our legacy Virginia and Arizona portals due to contract expirations, as further discussed above. These decreases were partially offset by a $3.1 million increase in same state cost of portal revenues.

The increase in same state cost of portal revenues in the current quarter was partially attributable to higher variable fees to process credit/debit card transactions due to a change in the mix of payment card types for certain services in our Texas portal and higher IGS transaction volumes across several other portals, in addition to higher employee compensation and benefit costs, as well as development subcontracting and software maintenance costs across various portals. A significant percentage of our IGS transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a percentage of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We generally earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit percentage was 42% in the current quarter, up from 31% in the prior year quarter, due mainly to the $5.1 million accounts receivable write-off recorded in the prior year quarter for amounts we elected not to pursue from the Commonwealth of Pennsylvania, as discussed above; and, to a lesser extent, start-up losses in the prior year quarter from our newer Pennsylvania and Wisconsin portals (collectively, $1.7 million). We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

Cost of portal revenues for the current year-to-date period increased 5%, or approximately $5.6 million, over the prior year-to-date period due mainly to a $7.8 million increase in same state cost of portal revenues which was partially offset by a $2.2 million decrease in cost of portal revenues at our legacy Virginia and Arizona portals due to contract expirations, as further discussed above.

The increase in same state cost of portal revenues in the current year-to-date period was partially attributable to higher variable fees to process credit/debit card transactions due to a change in the mix of payment card types for certain services in our Texas portal and higher IGS transaction volumes across several other portals, as further discussed above, in addition to higher employee compensation and benefit costs, as well as development subcontracting and software maintenance costs across various portals.

Our portal gross profit percentage was 42% for the current year-to-date period, up from 40% in the prior year-to-date period, due mainly to (i) the $5.1 million accounts receivable write-off recorded in the prior year-to-date period for amounts we elected not to pursue from the Commonwealth of Pennsylvania, as discussed above; and (ii) higher same state portal revenues and higher revenues from our newer portals in Wisconsin and Pennsylvania in the current year-to-date period, and was partially offset by a decrease in revenues in the current year-to-date period from our legacy Virginia and Arizona portal contracts, as further discussed above.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
Software & Services Revenue Analysis	2014	% Change	2013	2014	% Change	2013
NIC Technologies	$2,843	7%	$2,657	$8,301	0%	$8,280
Other	1,380	45%	952	4,183	78%	2,355
Total	$4,223	17%	$3,609	$12,484	17%	$10,635

Software & services revenues in the current quarter and year-to-date periods increased 17%, or approximately $0.6 million and $1.8 million, respectively, over the corresponding prior year periods. The increases were primarily due to (i) higher revenues in the current quarter and year-to-date periods from our contract with the FMCSA ($0.3 million and $0.8 million, respectively), as a result of increased adoption of the PSP; and (ii) higher revenues in the current quarter and year-to-date periods from various other software & services businesses, including the North Carolina construction lien service that commenced in April 2013 (revenues from this service were flat compared to the prior year quarter and increased $0.3 million over the prior year-to-date period).

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues in the current quarter and year-to-date periods increased approximately $0.3 million and $0.2 million, respectively, over the corresponding prior year periods due mainly to higher variable fees to process credit/debit card transactions for certain software & services businesses.

Our software & services gross profit percentage in the current quarter and year-to-date periods was 70% and 73%, respectively, compared to 74% and 70%, respectively, in the corresponding prior year periods. The decrease in the gross profit percentage in the current quarter was primarily due to higher variable fees to process credit/debit card transactions for certain software and services businesses. The increase in the gross profit percentage in the current year-to-date period was primarily due to higher revenues from the PSP and North Carolina construction lien service and was partially offset by higher variable fees to process credit/debit card transactions for certain software and services businesses.

SELLING & ADMINISTRATIVE. Selling & administrative expenses in the current quarter and year-to-date periods increased 10% and 8%, or approximately $1.1 million and $2.5 million, respectively, over the corresponding prior year periods mainly due to higher personnel and software maintenance costs to support and enhance corporate-wide information technology, security and portal operations, partially offset by lower net costs related to the SEC matter, which was successfully concluded in December 2013, as further discussed in Item 3, Legal Proceedings, and Note 7 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014. In the prior year quarter and year-to-date periods, we incurred approximately $3.5 million and $7.2 million, respectively, in legal fees and other third-party costs related to the SEC matter. These expenses were reduced by approximately $2.8 million and $5.7 million, respectively, of reimbursement from our directors’ and officers’ liability insurance carrier, resulting in a net expense of approximately $0.7 million and $1.5 million related to the SEC matter in the prior year periods. We did not incur any costs related to the SEC matter in the current quarter or year-to-date periods, and we do not currently expect to incur any additional costs related to the SEC matter going forward. As a percentage of total consolidated revenues, selling & administrative expenses were 16% for both the current quarter and year-to-date periods, compared to 17% and 16%, respectively, in the corresponding prior year periods.

DEPRECIATION & AMORTIZATION. Depreciation & amortization expense in the current quarter and year-to-date periods increased 7% and 10%, or approximately $0.1 million and $0.6 million, respectively, over the corresponding prior year periods. These increases were primarily attributable to (i) capital expenditures for our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure; and (ii) capital expenditures for new services across various portals, including our newer portals in Connecticut, Wisconsin and Pennsylvania. As a percentage of total consolidated revenues, depreciation & amortization was 3% for all periods presented.

INCOME TAXES. Our effective tax rate for the current quarter and year-to-date periods was approximately 37% and 39%, respectively, compared to 37% and 38%, respectively, in the corresponding prior year periods. Our effective tax rate in the current year-to-date period was higher than in the prior year-to-date period mainly due to the expiration of the federal research and development tax credit on December 31, 2013. In the prior year-to-date period, we recognized a favorable benefit related to the federal research and development tax credit totaling approximately $0.8 million. Legislation extending the research and development tax credit beyond December 31, 2013 has not been enacted.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was approximately $34.6 million in the current year-to-date period as compared to $31.4 million in the prior year-to-date period. The increase in cash flow from operations in the current period was primarily the result of (i) a smaller increase in accounts receivable in the current period, due to lower revenue growth in the current period compared to the prior year period and to the timing of accounts receivable collections; and (ii) an increase in other current liabilities and accounts payable in the current period due to the timing of payments to our government partners. These increases were partially offset by a decrease in accrued expenses in the current period, mainly due to higher payments for executive and non-executive management incentive compensation as well as 401(k) match contributions for all employees.

Investing Activities

Net cash used in investing activities was approximately $5.1 million and $5.0 million, respectively, in the current and prior year-to-date periods. Investing activities in the current and prior year periods primarily reflect $4.0 million and $3.9 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment. Furthermore, in both the current and prior year-to-date periods, we capitalized approximately $1.1 million of internal-use software development costs primarily related to the standardization of centralized customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing Activities

Net cash provided by financing activities was approximately $2.2 million in both the current and prior year-to-date periods, primarily reflecting the receipt of approximately $1.1 million and $0.9 million, respectively, in proceeds from our employee stock purchase program and tax deductions of approximately $1.1 million and $1.3 million, respectively, related to stock-based compensation.

Liquidity

We recognize revenues primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and also accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. Gross billings for the three-months ended September 30, 2014 and December 31, 2013 were approximately $1.1 billion and $833.4 million, respectively. We calculate days sales outstanding by dividing trade accounts receivable at the balance sheet date by gross billings for the period and multiplying the resulting quotient by the number of days in that period. Days sales outstanding for the three-month periods ended September 30, 2014 and December 31, 2013 were five days and six days, respectively.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $116.1 million at September 30, 2014, from $79.4 million at December 31, 2013. The increase in our working capital is primarily due to cash flows from operating activities during the current period, as further described above. Our current ratio, defined as current assets divided by current liabilities, was 2.8 and 2.0 at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, our unrestricted cash balance was $106.0 million compared to $74.2 million at December 31, 2013. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments (if any) for at least the next 12 months without the need of additional capital. We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The credit agreement also includes an accordion feature that allows us to increase the available capacity under the credit facility by an additional $40.0 million, for a total of up to $50.0 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility. In total, we had $3.6 million in available capacity to issue additional letters of credit and $8.6 million of unused borrowing capacity at September 30, 2014 under the facility. We were in compliance with all of the financial covenants under the revolving credit facility at September 30, 2014.

We issue letters of credit as collateral for certain office leases, and to a lesser extent, as collateral for performance on certain of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement. We had unused outstanding letters of credit totaling approximately $1.4 million at September 30, 2014. We are not currently required to cash collateralize these letters of credit.

At September 30, 2014, we were bound by performance bond commitments totaling approximately $6.6 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at September 30, 2014 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $9.0 million and would have been classified as restricted cash.

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

On October 28, 2013, we declared a $0.35 per share special cash dividend totaling approximately $23.0 million that was paid out of our available cash on January 2, 2014. On October 27, 2014, our Board of Directors declared a special cash dividend of $0.50 per share, payable to stockholders of record as of November 7, 2014. The dividend, which is expected to total approximately $33.0 million based on the current number of shares outstanding, will be paid on November 20, 2014, out of our available cash. We do not believe these dividends will have a significant effect on our future liquidity needs.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. As of September 30, 2014, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $2.4 million at September 30, 2014. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the third quarter of 2014, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 17, 2014	827	$16.27	N/A	N/A
July 26, 2014	17,556	16.49	N/A	N/A
August 1, 2014	697	16.60	N/A	N/A

ITEM 6. EXHIBITS

10.1
Amended and Restated Credit Agreement dated as of August 6, 2014 between NIC Inc. as Borrower, and Bank of America, N.A., as lender and L/C Issuer (incorporated by reference from Exhibit 10.2 to the Form 10-Q filed with the SEC on August 7, 2014)

10.2	NIC Inc. Management Annual Incentive Plan for Senior Executives, as amended October 9, 2014 ** (incorporated by reference from Exhibit 10.1 to the Form 8-K filed with the SEC on October 14, 2014)

10.3
NIC Profit Sharing and Incentive Program, Senior Vice President of Business Development, as amended October 9, 2014 ** (incorporated by reference from Exhibit 10.2 to the Form 8-K filed with the SEC on October 14, 2014)

10.4
Form of Restricted Stock Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan ** (incorporated by reference from Exhibit 10.3 to the Form 8-K filed with the SEC on October 14, 2014)

10.5
Form of Performance-Based Restricted Stock Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan ** (incorporated by reference from Exhibit 10.4 to the Form 8-K filed with the SEC on October 14, 2014)

10.6	Form of Stock Option Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan ** (incorporated by reference from Exhibit 10.5 to the Form 8-K filed with the SEC on October 14, 2014)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Income for the three- and nine-months ended September 30, 2014 and 2013, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine-months ended September 30, 2014, (iv) Unaudited Consolidated Statements of Cash Flows for the nine-months ended September 30, 2014 and 2013, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

**	Management contract and compensatory plan and arrangement required to be filed as an Exhibit pursuant to Item 6 of this report.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: November 6, 2014	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer

NIC Inc.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Amended and Restated Credit Agreement dated as of August 6, 2014 between NIC Inc. as Borrower, and Bank of America, N.A., as lender and L/C Issuer (incorporated by reference from Exhibit 10.2 to the Form 10-Q filed with the SEC on August 7, 2014)

10.2	NIC Inc. Management Annual Incentive Plan for Senior Executives, as amended October 9, 2014 ** (incorporated by reference from Exhibit 10.1 to the Form 8-K filed with the SEC on October 14, 2014)

10.3
NIC Profit Sharing and Incentive Program, Senior Vice President of Business Development, as amended October 9, 2014 ** (incorporated by reference from Exhibit 10.2 to the Form 8-K filed with the SEC on October 14, 2014)

10.4
Form of Restricted Stock Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan ** (incorporated by reference from Exhibit 10.3 to the Form 8-K filed with the SEC on October 14, 2014)

10.5
Form of Performance-Based Restricted Stock Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan ** (incorporated by reference from Exhibit 10.4 to the Form 8-K filed with the SEC on October 14, 2014)

10.6	Form of Stock Option Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan ** (incorporated by reference from Exhibit 10.5 to the Form 8-K filed with the SEC on October 14, 2014)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Income for the three and nine-months ended September 30, 2014 and 2013, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine-months ended September 30, 2014, (iv) Unaudited Consolidated Statements of Cash Flows for the nine-months ended September 30, 2014 and 2013, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

**	Management contract and compensatory plan and arrangement required to be filed as an Exhibit pursuant to Item 6 of this report.