Form 10-K
period 2014-12-31
NIC INC
filed 2015-02-24
CIK 1065332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2014, was approximately $964,415,535 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes.

On February 9, 2015, 65,370,096 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders to be held in 2015 are incorporated by reference into Part III of this Form 10-K.

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

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.

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

Our software & services businesses operate primarily through our subsidiary NIC Technologies, LLC (“NIC Technologies”) which provides software development and services, other than outsourced portal services, to state and local governments as well as federal agencies.

Segment Information

Our Outsourced Portals segment is our only reportable segment and generally includes our subsidiaries that operate outsourced state and local government portals and the corporate divisions that support portal operations. The Other Software & Services category primarily includes our subsidiaries that provide software development and services, other than outsourced portal services, to state and local governments as well as federal agencies. For additional information relating to our reportable and operating segments, refer to Note 11 in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Growth of the Internet, electronic commerce, and eGovernment

The Internet is a global medium that enables billions of people worldwide to share information, communicate, and conduct business electronically. The Pew Research Center, a nonprofit, nonpartisan group that provides information on the issues shaping America, launched the Pew Internet & American Life Project to study the social impact of the Internet (the “Project”).

According to the Project’s February 2014 report, “The Web at 25 in the U.S.,” 87% of all American adults use the Internet, compared to just 66% of all American adults 10 years ago. In addition, Americans continue to access the Internet through various devices, with 68% of adults connecting to the Internet with mobile devices like a smartphone or tablet computer. According to the study, 23% of American adults can be classified as accessing the Internet using only a smartphone or tablet computer and not some other device such as a desktop or laptop computer.

Technology, and in particular eGovernment, continues to be important to state, local, and federal governments in the United States, as well as governments worldwide. In its “Analytical Perspectives of the Budget of the U.S. Government,” the Office of Management and Budget of the Obama Administration stated that it is committed to building a 21st century government that is more efficient and effective for the American people, with information technology as a critical component of reaching that goal.

Therefore, the federal government is planning to invest $79.0 billion on information technology (“IT”) in fiscal year 2015. According to IT consultancy Gartner, worldwide IT spending is estimated to reach nearly $4.0 trillion by the end of 2015, a 3.9% increase over 2014. In addition, the 2014 United Nation’s eGovernment survey notes the importance of eGovernment in “strengthening national capabilities, enhancing governments’ performance, increasing efficiency, effectiveness and inclusiveness of public services, promoting transparency and reducing corruption in the public sector, helping governments ‘go green’, facilitating effective disaster management, favoring an enabling environment for economic growth, as well as promoting social inclusion through equitable access to services.”

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

Challenges to the implementation of eGovernment services

Despite the potential benefits of eGovernment, barriers to creating successful Internet-based services may preclude governments from implementing them. Some of these barriers are similar to those the private sector encounters, including:

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

Government Contracts

Our outsourced portal contracts

The following is a summary of the portals in each state through which we provide enterprise-wide outsourced portal services to multiple government agencies:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Connecticut Interactive, LLC	www.ct.gov (Connecticut)	2014	1/9/2017 (1/9/2020)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	3/31/2015 (in transition period)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	2/28/2015
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2017 (8/31/2018)
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	12/31/2014 (services continue to be provided under the terms and conditions of the prior contract)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2016 (6/8/2019)
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2015
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	3/1/2016 (3/1/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	7/1/2017 (7/1/2019)
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	3/31/2015
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2017 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	3/31/2016
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2017
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2016 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2016 (7/1/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	6/30/2016 (6/30/2020)
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/31/2016
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2016
Kansas Information Consortium, LLC	www.Kansas.gov (Kansas)	1992	12/31/2021 (annual 1-year renewal options)

Contract developments

During the first quarter of 2014, we were awarded a three-year contract by the state of Connecticut to manage its government portal, which includes renewal options for the government to extend the contract up to an additional three years. In addition, we were awarded a new five-year contract from the state of Colorado, which includes an option for the government to extend the contract up to an additional four years.

During the second quarter of 2014, we were awarded a new three-year contract by the state of Rhode Island, which includes renewal options for the government to extend the contract for two additional one-year periods. In addition, we were awarded a new two-year contract by the state of Iowa, which includes renewal options for the government to extend the contract for four additional one-year periods. We also received a one-year contract extension from the Commonwealth of Kentucky.

During the third quarter of 2014, we were awarded a new seven-year contract by the state of Kansas, which includes annual renewal options for the government to extend the contract for additional one-year periods. In addition, we executed a two-year contract extension with the state of Indiana. We were also awarded a new five-year contract by the state of South Carolina, which includes renewal options for the government to extend the contract up to an additional two years. We also executed an 18-month contract extension with the state of Tennessee.

During the fourth quarter of 2014, we executed a one-year contract extension with the state of Texas.

During the first quarter of 2015, we received a two-year contract extension from the state of Montana and a two-year contract extension from the state of Idaho. In addition, we executed a one-year contract extension with the state of Alabama.

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

We typically own all the intellectual property in connection with the applications we develop under our government portal contracts. After completion of a defined contract term, our government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing, and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to an increasing number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license. If our contract was not renewed after a defined term or if our contract was terminated by our government partner for cause, the government agency would be entitled to take over the portal in place with no future obligation of or to us, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to our partners on a fee-for-service basis. We also provide certain payment processing services on a SaaS basis to a few private sector companies and to state and local agencies in states where we do not maintain an enterprise-wide outsourced portal contract, and may continue to market these services to other entities in the future. Historically, revenues from these services have not been significant, but have grown substantially in recent years. In some cases, we enter into contracts to provide consulting, application development, and portal management services to governments in exchange for an agreed-upon fee.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 18 contracts under which we provide outsourced portal services or software development and services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 62% of our total consolidated revenues for the year ended December 31, 2014. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination, or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contracts with the states of Arizona and Delaware.

Our other outsourced state contracts

During the third quarter of 2014, our subsidiary, Louisiana Interactive, LLC, signed a master contract with the state of Louisiana Division of Administration, Office of Technology Services (“Louisiana Division”) that creates a framework to provide certain eGovernment services for a pilot period. The pilot period commenced during the first quarter of 2015 and we anticipate it will conclude in approximately 12-18 months. Subsequent to the pilot period, the Louisiana Division has the option to receive enterprise-wide eGovernment services pursuant to the master contract.

Our subsidiary, New Mexico Interactive, LLC, has a contract to manage eGovernment services for the New Mexico Motor Vehicle Division (“MVD”) and its parent, the New Mexico Taxation and Revenue Department. During the third quarter of 2014, we were awarded a new two-year contract by the MVD to manage eGovernment services through June 30, 2016. The contract includes a renewal option for the government to extend the contract for two additional one-year periods.

During the third quarter of 2014, our subsidiary, Virginia Interactive, LLC (“VI”), extended its agreement with the Virginia Department of Game and Inland Fisheries to provide eGovernment services through August 31, 2015. During the third quarter of 2014, VI extended its agreement with the Office of the Executive Secretary of the Supreme Court of Virginia to provide eGovernment services through August 31, 2015.

Outsourced federal contracts

Our subsidiary, NIC Technologies, LLC (“NIC Technologies”) has a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model. During the third quarter of 2014, we received a six-month contract extension from the FMCSA, extending the term of the PSP contract through August 16, 2015.

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

Expiring contracts

As of December 31, 2014, there were 11 contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following December 31, 2014. Collectively, revenues generated from these contracts represented 25% of our total consolidated revenues for the year ended December 31, 2014. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation by us, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

During the first quarter of 2013, our subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. NICUSA provided transition services as required by the contract through March 26, 2014. The costs incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on our consolidated results of operations, cash flows, or financial condition. For the years ended December 31, 2014, 2013 and 2012, revenues from our legacy Arizona portal contract were approximately $0.8 million, $3.7 million and $3.8 million, respectively.

Our subsidiary, Delaware Interactive, LLC (“DI”), has a contract with the state of Delaware to manage the state’s official government portal. Currently, the primary revenue source for DI under the contract is an annual portal management fee paid to DI by the state. During the second quarter of 2014, the state informed DI that due to fiscal constraints, it did not intend to renew its contact with DI when the contract term expired on September 30, 2014. However, during the third quarter of 2014, we received a six-month contract extension from the state of Delaware to provide transition services through March 31, 2015, which includes options for the government to extend the contract for additional three-month periods. We do not believe the expiration of DI’s contract with the state of Delaware will have a material impact on our consolidated results of operations, cash flows or financial condition. For the years ended December 31, 2014, 2013 and 2012, revenues from our Delaware portal contract were approximately $2.4 million, $2.2 million and $1.4 million, respectively.

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

Some of the online services we currently offer in different jurisdictions include:

Product or Service	Description	Primary Users
Motor Vehicle Driver History Record Retrieval	For those legally authorized businesses, this service offers controlled instant look-up of driving history records. Includes commercial licenses.	Insurance companies

Vehicle Title, Lien & Registration	Provides controlled interactive title, registration, and lien database access. Permits citizens to renew their vehicle registrations online.	Insurance companies, lenders, citizens

Motor Vehicle Inspections	Allows licensed state inspection stations to file certified motor vehicle and emissions testing inspections online.	Businesses

Temporary Vehicle Tags	Records temporary vehicle tag registration of a newly purchased car in real time with the state and issues a customized temporary plate for display on the vehicle.	Automobile dealerships, citizens, law enforcement

Driver’s License Renewal	Permits citizens to renew their driver’s license online using a credit/debit card.	Citizens

Hunting and Fishing Licenses	Permits citizens to obtain and pay for outdoor recreation licenses over the Internet or from point-of-purchase retail kiosks.	Citizens

Health Professional License Services	Allows users to search databases on several health professions to verify license status.	Hospitals, clinics, health insurers, citizens

Professional License Renewal	Permits professionals to renew their licenses online using a credit/debit card.	Attorneys, doctors, nurses, architects, and other licensed professionals

Business Registrations and Renewals	Allows business owners to search for and reserve a business name, submit and pay for the business registration, and renew the business registration on an annual basis.	Businesses

Secretary of State Business Searches	Allows users to access filings of corporations, partnerships, and other entities, including charter documents.	Attorneys, lenders

Uniform Commercial Code (UCC) Searches and Filings	Permits searches of the UCC database to verify financial liens, and permits filings of secured financial documents.	Attorneys, lenders

Limited Criminal History Searches	For those legally authorized, provides users with the ability to obtain a limited criminal history report on a specified individual.	Schools, governments, human resource professionals, nonprofits working with children or handicapped adults

Product or Service	Description	Primary Users
Court Services	Allows authorized users to search court record databases, make payments for court fines, and in some cases electronically file court documents.	Legal professionals, citizens

Vital Records	Provides authorized access to birth, death, marriage, domestic partnership and civil union certificates.	Citizens

Income and Property Tax Payments	Allows users to file and pay for a variety of state and local income and property taxes.	Businesses and citizens

Payment Processing	Permits use of the Internet for secure industry-compliant credit/debit card and electronic check payment processing both online and at the point of sale for government agency transactions.	Businesses and citizens

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

Percentage of Portal Revenues:	2014	2013	2012
Transaction-based	92%	90%	87%
Time and materials fees for application development	5%	6%	8%
Fixed fees for portal management	3%	4%	5%

The following table identifies each type of service, customer and portal partner that accounted for 10% or more of our total consolidated revenues in any of the past three years:

	Percentage of Total Consolidated Revenues
	2014	2013	2012
Type of Service
Motor Vehicle Driver History Record Retrieval	35%	34%	34%
(This is the highest volume, most commercially
valuable service we offer)

Motor Vehicle Registrations	12%	13%	10%

Customer
LexisNexis Risk Solutions	24%	22%	23%
(Resells motor vehicle driver history records
to the insurance industry)

Portal Partner
Texas	22%	23%	21%

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

Developing new sources of revenue

We focus our new government sales and marketing efforts on increasing the number of governments and government agencies that are receptive to a public/private model for delivering information and/or completing transactions over the Internet. We meet regularly with interested government officials to educate them on the public/private model and its potential advantages for their jurisdictions. Members of our management team are also regular speakers at conferences devoted to the application of Internet technologies to facilitate the relationship between governments and their citizens. In states or federal agencies where we believe interest is significant, we seek to develop supportive, educational relationships with professional and business organizations that may benefit from the government service improvements our service delivery can produce. We also focus our corporate marketing efforts on key government decision makers through the use of advertising, white paper development, media relations and social media. In addition, we continue to develop relationships with key government decision makers to expand our opportunities to manage eGovernment services in the federal arena.

Once a government decides to implement a public/private model for managing Internet access to information resources and transactions, it typically starts a selection process that operates under special rules that apply to government purchasing. These rules typically require open bidding by possible service providers against a list of requirements established by the government under existing procedures or procedures specifically created for the service provider selection process. We respond to requests for bids with a proposal that outlines in detail our philosophy and plans for implementing our business model. Once our proposal is selected, we enter into negotiations for a contract.

Growing existing markets

In our existing state, local and federal government relationships, our marketing efforts focus on:

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

Technology and Operations

Over the past 23 years, we have made substantial investments in the development of Internet-based applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments online. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the Internet, Internet security, Web-to-legacy system integration, Web-to-mainframe integration, Web-to-mobile integration, database design, website administration, Web page development, and payment processing. Within this scope, we have developed and implemented a comprehensive Internet portal framework for governments, and a broad array of stand-alone products and services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored portal services that keep our partners on the forefront of eGovernment.

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

Competition

We do not currently have significant competition from companies vying to provide enterprise-wide outsourced portal services to governments; however, we face intense competition from companies providing solutions to individual government agencies. We believe that the principal factors upon which our businesses compete are:

●	our unique understanding of government needs;

●	the quality and fit of eGovernment services;

●	speed and responsiveness to the needs of businesses and citizens;

●	cost-effectiveness; and

●	enterprise-wide approach.

We believe we compete favorably with respect to the above-listed factors. In most cases, the principal alternative for our enterprise-wide services is a government-designed and managed service that integrates multiple vendors’ technologies, products and services. Companies that have expertise in marketing and providing technical electronic services to government entities compete with us by further developing their services and increasing their focus on agency-specific segments of their business. Many of our potential competitors are national or international in scope and have greater resources than we do.

Additionally, in some geographic areas, we may face agency-level competition from smaller consulting firms with established reputations and political relationships with potential government partners. Examples of companies that may compete and/or currently compete with us at the agency level are the following:

●	traditional large systems integrators, including CGI and Unisys;

●	traditional large software applications developers, including Microsoft and Oracle;

●	traditional consulting firms, including IBM Corp. and Accenture, Ltd.;

●	electronic transaction payment processors, including ACI Worldwide, Inc. and Link2Gov Corp;

●	smaller software application developers, including Kinsail, Accela, FAST Enterprises; and

●	other niche providers, such as Active Network.

Seasonality

The use of some of our eGovernment services is seasonal, particularly the accessing of motor vehicle driver history records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the lower number of business days in this quarter and a lower volume of transactions during the holiday periods.

Employees

As of December 31, 2014, we had 818 full-time employees, of which 160 were working in corporate operations, 642 were in our outsourced portal businesses and 16 were in our software & services businesses. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. We also employ independent contractors to support our application development, marketing, sales and administrative departments. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Our operations are subject to a number of risks and uncertainties, including those described below. If any of these risks actually occur, our business, financial condition, and results of operations could be materially adversely affected. In that case, the value of our common stock could decline substantially.

Security breaches, disruptions or unauthorized access to sensitive information and/or personal information that we store, process, use or transmit in our business may harm our reputation and adversely affect our business and results of operations.

A significant challenge to electronic commerce is the secure transmission of sensitive and/or personal information over information technology networks and systems which process, transmit and store electronic information, and manage or support a variety of business processes. The collection, maintenance, use, disclosure, and disposal of sensitive and personal information by our businesses are regulated at state and federal levels. Furthermore, we are required to comply with the Payment Card Industry’s Data Security Standards (“PCI DSS”) and the rules and standards promulgated by the National Automated Clearing House Association (“NACHA”) because we provide online payment and electronic check processing services. Because we provide the electronic transmission of sensitive and personal information released from and filed with various government entities and we perform online payment and electronic check processing services, we face the risk of a security breach, whether through computer hacking, acts of vandalism or theft, malware, computer viruses, human errors, catastrophes or other unforeseen events that could lead to significant disruptions or compromises of our information technology networks and systems or the unauthorized release or use of sensitive or personal information. Additionally, vulnerabilities in the security of our own internal systems could compromise the confidentiality of, or result in unauthorized access to, personal information of our employees.

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

Despite the various security measures we have in place to protect sensitive and personal information from unauthorized disclosure and to ensure compliance with applicable laws and regulations, our information technology networks and systems and those of our third party vendors and service providers can never be made completely secure against security incidents. Even the most well protected information, networks, systems, and facilities remain vulnerable to security breaches or disruptions, because (i) the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected for an extended period and (ii) the security methodologies, protocols, systems and procedures used for protection are implemented by humans at each level, and human errors may occur. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even if appropriate training is conducted in support of such measures, human errors may still occur. It is impossible for us to entirely mitigate this risk. A party, whether internal or external, who is able to circumvent our security measures could misappropriate information, including, but not limited to user credit card information or other sensitive and personal information, or cause interruptions or direct damage to our government portals or their users.

Under payment card rules and our contracts with our credit card processors, if there is a breach of payment card information that we store, process, or transmit, we could be liable to the payment card issuers for their cost of issuing new cards and related expenses, and to partners for costs of notification and remediation, and for any damages to users under state laws or our partner contracts. If we fail to follow PCI DSS, we could incur significant fines imposed by the Payment Card Industry or jeopardize our ability to give customers the option of using payment cards to fund their payments or pay their fees, even if there is no compromise of personal information. In addition, if we fail to follow NACHA security requirements, we may be liable for substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide certain of our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices. If we were unable to accept payment cards or process checks electronically, our business would be negatively impacted.

In addition, any noncompliance with privacy laws or a security breach involving the misappropriation, loss or other unauthorized access, use or disclosure of sensitive or personal information, or other significant disruption involving our information technology networks and systems (whether or not caused by a breach of our contractual obligations or our negligence), may lead to negative publicity, impair our ability to conduct our business, subject us to private litigation and government investigations and enforcement actions and cause us to incur potentially significant liability, damages or remediation costs. It may also cause the governments with whom we contract to lose confidence in us, any of which may cause the termination or modification of our government contracts and impair our ability to win future contracts. Actual or anticipated attacks and risks affecting our own or our government partners’ environment may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to train employees, and to engage third party security experts and consultants. Although we maintain insurance coverage that, subject to policy terms and conditions and subject to a retention, is designed to address certain aspects of security and privacy liability, such insurance coverage may be insufficient to cover or protect against the costs, liabilities, and other adverse effects arising from a security breach or system disruption. If we fail to reasonably maintain the security of confidential information, we may also suffer significant reputational and financial losses and our results of operations, cash flows, financial condition, and liquidity may be adversely affected.

Because we have outsourced portal and software development and service contracts with a limited number of governments, the termination or non-renewal of certain of these contracts may harm our business.

Currently, we have 28 portals through which we provide enterprise-wide outsourced portal services to state governments. These contracts typically have multi-year terms with provisions for renewals for various periods at the option of the government. In addition, we have a limited number of other contracts with government agencies through which we provide outsourced portal and software development and services.

A government typically has the option to terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in our contracts.

In addition, we currently have 18 contracts under which we provide outsourced portal services or software development and services that can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 62% of our total consolidated revenues for the year ended December 31, 2014. The Texas portal, which is one of the 18 contracts noted above, accounted for approximately 22% of our total consolidated revenues for the year ended December 31, 2014. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. Also, the contract with the FMCSA can be terminated by the other party without cause on a specified period of notice.

As of December 31, 2014, we have 11 contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following December 31, 2014. Collectively, revenues generated from these contracts represented 25% of our total consolidated revenues for the year ended December 31, 2014. If a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation to us, except as otherwise provided in the contract and except for the services we provide on a software-as-a-service, or SaaS, basis, which would be available to the government agency on a fee-for-service basis.

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

Because we generally grant our government partners fully paid, perpetual licenses to use and modify certain software and applications we develop, upon a termination by them for cause or the natural expiration of our portal contracts, our government partners could elect to take over the operation and maintenance of our software and applications themselves, or hire a competitor to operate and maintain such software and applications. Any such decision to do so could adversely affect our revenues and profits.

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

Some government partners may require specific government legislation to be passed for us to initiate and maintain our government contracts, and any failure to pass such legislation or any repeal or modification of or successful challenge to such legislation or changes in applicable law could adversely affect our business and results of operations.

Because a central part of our business includes the execution of contracts with governments under which we remit a portion of user fees charged to businesses and citizens to state agencies, it is sometimes necessary for governments to draft and adopt specific legislation before the government can circulate a request for proposal (“RFP”) to which we can respond or can otherwise award such a contract. Furthermore, the maintenance of our government contracts requires the continued acceptance of our approach, including any enabling legislation and any implementing regulations. In the past, various entities that use the portals we operate to obtain government information have challenged the authority of governments to electronically provide these services exclusively through portals like those we operate, and other parties have challenged the contract awarding process in particular instances. A successful challenge in the future could result in a proliferation of alternative ways to obtain these services, which would harm our business, results of operations, cash flows, and financial condition. The repeal or modification of any enabling legislation, changes in applicable law or other legal challenge would also harm our business, results of operations, cash flows, and financial condition.

We earn a significant percentage of our revenues from a limited number of services and customers, and any reduction in demand for those services from those customers could adversely affect our results of operations.

We obtain a high proportion of our revenues from a limited number of services. A significant portion of our revenues is derived from data resellers’ use of our portals to access motor vehicle driver history records for the automobile insurance industry. Transaction-based fees charged for access to motor vehicle driver history records accounted for approximately 35% of our total consolidated revenues for the year ended December 31, 2014. One of these data resellers, LexisNexis Risk Solutions, accounted for approximately 24% of our total consolidated revenues during this period, or approximately three-quarters of our revenues from motor vehicle driver history records. This service is expected to continue to account for a significant portion of our revenues in the near future. However, regulatory changes or the development or increased use of alternative information sources, such as credit scoring, could materially reduce our revenues from this service. Our contracts with data resellers generally may be terminated at any time after a 60-day notice and may be terminated immediately at the option of any party in certain circumstances. A reduction in revenues from currently popular services would harm our business, results of operations, cash flows, and financial condition.

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

The majority of our portal revenues are derived from fees we charge to users for transactions conducted through our portals and share with our government partners. Budget-strapped governments may seek to reduce our transaction revenues from our self-funded business model or our profit margin on transactions, or may decide to operate the portals themselves. In addition, approximately 5% of our portal revenues in 2014 were derived from time and materials-based fees for application development and approximately 3% of our portal revenues in 2014 were derived from fixed fees for portal management services, both of which are paid directly to us by governments. In the event of budget deficits, our government partners may be required to curtail discretionary spending on such projects and our portal revenues could be harmed.

If our rate of growth accelerates, we may not effectively manage our growth, which would adversely affect our business and our results of operations.

Our growth rate may accelerate if we experience increased acceptance of our services under new or existing government contracts. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting, and marketing staffs, and our business could be harmed. As part of our growth plan, we must implement new operational procedures and internal controls to expand, train, and manage our employees and to coordinate the operations of our various subsidiaries. If we cannot successfully implement eGovernment contracts that were recently awarded or may be awarded in the future in a timely and cost-effective manner or effectively manage the growth of our government portals, staff, software installation and maintenance teams, offices and operations, our business and results of operations may be adversely affected.

Our business will be adversely affected if we are unable to hire, integrate, train, or retain the qualified personnel that our business requires.

Our future success will depend, in part, on the efforts of our executive officers and other key employees, most of whom have extensive experience with us and in our industry. The loss of any of our executives or key employees could harm our business. In addition, we currently expect that we will need to hire additional personnel in all areas throughout 2015, including personnel for new operations in jurisdictions in which we may obtain contracts. We may not be able to retain our current key employees or attract, integrate, or retain other qualified employees in the future. If we do not succeed in attracting new personnel or integrating, retaining, and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies, and positioning of our government portals and other services. This training will require substantial resources and management attention.

Because a major portion of our accounts receivable is generated from a small number of users, negative trends in their businesses could cause us significant credit loss and negatively impact our results of operations and financial condition.

LexisNexis Risk Solutions and other data resellers that represent a significant portion of our business have a period of time, generally within 25 days of billing, to remit payment. As a result, we are subject to a significant concentration of credit risk that these users will not pay for their purchases. Our credit risk may increase due to liquidity or solvency issues experienced by these users. At December 31, 2014, LexisNexis Risk Solutions accounted for approximately 24% of our consolidated accounts receivable. In addition, our business is generally subject to the risk that our customers and counterparties will fail to meet their obligations when due. While we perform ongoing credit evaluations of our customers, we generally do not require collateral to secure accounts receivable. If we were unable to collect a major portion of our accounts receivable, we may suffer significant losses and our results of operations, cash flows, financial condition, and liquidity may be adversely affected.

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

We depend to a large extent on our relationships with our government partners, our reputation for high quality professional services and our commitment to preserving public trust to attract and retain customers. Through these relationships, we estimate that we processed over $20 billion of credit/debit card and electronic check payments for our government partners in 2014. As a result, if one of our government partners is not satisfied with our services or services provided by our third-party credit/debit card or electronic check processors, it may be more damaging to our business than to other businesses.

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

Our electronic check processing for online payments made by direct debit to a bank account is governed by rules and standards promulgated by the NACHA, an industry trade association of banking institutions and regional automated clearing house associations, and applicable law. Under those rules, we may become potentially liable for failing to handle transactions in accordance with those rules, or for failing to return funds within the prescribed time frame to the bank account of the person or entity disputing our authorization to debit those funds, before the dispute regarding our authorization is resolved. Our agreements with governmental agencies at the state, federal, and local levels transfer this obligation for rapid funds return during dispute resolution to the government agencies affected, but in the event that such return does not happen, we may be potentially liable notwithstanding the government’s failure, and we may not be able to obtain reimbursement from the government involved or from the individual user or entity that initiated the debit without authorization. If this were to happen, our business, results of operations, cash flows, and financial condition may be adversely affected. Our credit card and electronic check processing is also subject to the applicable rules of the particular card association or clearinghouse and applicable law. Additionally, in certain jurisdictions we are or may become subject to laws governing money transmitters and anti-money laundering for certain services we offer. If our interpretations, or those of our government partners, of any laws, rules, regulations, or standards are determined to be incorrect, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide certain of our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices. Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals could be substantial.

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

Changing laws, regulations, and standards relating to corporate governance, public disclosure and other regulatory requirements or industry standards, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Select Market rules, or Payment Card Industry standards are creating uncertainty for public companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining adequate and appropriate standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and certain regulations could continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, as a result of increasing regulation, our board members and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities in the laws themselves or related to practice, our reputation may be harmed.

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

We are bound by performance bond commitments on certain outsourced portal contracts. Performance deficiencies by us or our subcontractors could result in a default of a performance bond, which could expose us to liability and have an adverse effect on our business prospects, on our financial condition, and on our ability to compete for future outsourced portal contracts. Further, under certain of our outsourced portal contracts, we are required to fully indemnify our government clients against claims arising from our performance or the performance of our subcontractors. If we fail to meet our contractual obligations, if our performance or our subcontractors’ performance gives rise to claims, if our government partners are otherwise held liable for claims related to the services provided under our contracts, or if our government partners seek to hold us liable for claims or damages related to the services provided under our contracts, we could be subject to legal liability, monetary damages and loss of customer relationships.

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

We believe that our current financial resources and cash generated from operations will be sufficient to meet our present working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional capital before this period ends to further:

●	fund operations, if unforeseen costs or revenue shortfalls arise;

●	support our expansion into other states and government agencies beyond what is contemplated in 2015 if unforeseen opportunities arise;

●	expand our product and service offerings beyond what is contemplated in 2015 if unforeseen opportunities arise;

●	respond to unforeseen competitive pressures; and

●	acquire technologies beyond what is contemplated.

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

The use of some of our eGovernment services is seasonal, particularly the accessing of motor vehicle driver history records, resulting in lower revenues from this service under existing portal contracts in the fourth quarter of each calendar year, due to the smaller number of business days in this quarter and a lower volume of transactions during the holiday periods.

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

Our future revenues and results of operations may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, and any of which may harm our business. These factors include:

●	the commencement, completion, or termination of contracts during any particular quarter;

●	the introduction of new eGovernment services by us or our competitors;

●	technical difficulties or system downtime affecting the operation of our eGovernment services;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;

●	changes in economic conditions;

●	the result of negative cash flows due to capital investments; and

●	the incurrence of significant charges related to acquisitions.

Due to the factors noted above and the other factors described in these Risk Factors, our financial performance in a particular quarter may be lower than we anticipate and if we are unable to reduce spending in that quarter, our results of operations for that quarter may be harmed. One should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline.

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

We depend on technology licensed to us by third parties, and the loss of access to, or improper management of the licensing of this technology could delay implementation of our services or force us to pay higher license fees or fines.

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

Our cash primarily includes cash on hand in the form of bank deposits. We maintain our cash with major financial institutions. Deposits with these financial institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2014, the amount of cash covered by FDIC deposit insurance was $10.6 million, and $77.4 million of cash was above the FDIC deposit insurance limits. These balances could be affected if one or more of the financial institutions with which we deposit funds fails or becomes subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurance that access to our cash will not be impacted or that we will not lose deposited funds in excess of FDIC insurance limits as a result of the failure or insolvency of any these financial institutions or adverse conditions in the financial and credit markets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal administrative office occupies a total of approximately 35,000 square feet of leased space at 25501 West Valley Parkway, Suite 300, Olathe, Kansas 66061. All of our subsidiaries also lease their facilities. We do not own any real property and do not currently anticipate acquiring real property or buildings in the foreseeable future.

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

Fiscal Year Ended December 31, 2014	High	Low
First Quarter	$24.97	$17.81
Second Quarter	19.90	15.53
Third Quarter	19.40	15.00
Fourth Quarter	19.30	15.58

Fiscal Year Ended December 31, 2013	High	Low
First Quarter	$19.35	$15.62
Second Quarter	19.30	15.51
Third Quarter	24.15	16.68
Fourth Quarter	25.99	20.54

As of February 9, 2015, there were approximately 222 holders of record of shares of our common stock.

Dividend Policy

On October 27, 2014, our Board of Directors declared a special cash dividend of $0.50 per share, payable to stockholders of record as of November 7, 2014. The dividend, totaling approximately $33.0 million, was paid on November 20, 2014, out of our available cash.

On October 28, 2013, our Board of Directors declared a special cash dividend of $0.35 per share, payable to stockholders of record as of November 8, 2013. The dividend, totaling approximately $23.0 million, was paid on January 2, 2014, out of our available cash.

Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.

Performance Graph

The performance graph below compares the annual change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2009, and ending on December 31, 2014 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of:  (a) the NASDAQ Composite (U.S.) Index and (b) a Peer Group, assuming a $100 investment on December 31, 2009. On February 26, 2010, we paid a special cash dividend of $0.30 per share; on December 30, 2010, we paid a special cash dividend of $0.25 per share; on January 3, 2012, we paid a special cash dividend of $0.25 per share; on December 5, 2012, we paid a special cash dividend of $0.25 per share; on January 2, 2014, we paid a special cash dividend of $0.35 per share; and on November 20, 2014, we paid a special cash dividend of $0.50 per share, all of which are included in the presentation of our performance. We did not pay any other dividends on our common stock during the period commencing on December 31, 2009, and ending on December 31, 2014. The stock price performance on the graph below is not necessarily indicative of our future price performance.
The Peer Group consists of five companies, each with a business focus similar to that of NIC. While not all of the companies provide services exclusively to governments, the services provided are similar to those we provide. The members of the Peer Group are as follows: Towers Watson & Co (TW), Accenture, Ltd. (ACN), International Business Machines Corp. (IBM), Maximus, Inc. (MMS) and ACI Worldwide, Inc. (ACIW). Watson Wyatt Worldwide, Inc. was included in the Peer Group until January 1, 2010, when it merged with Towers Perrin to form Towers Watson & Co (TW). Official Payments Holdings, Inc. (OPAY) was included in the Peer Group until November 5, 2013, when it was acquired by ACI Worldwide, Inc.

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

Share Repurchases

During the fourth quarter of 2014, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 24, 2014	700	$16.26	N/A	N/A
October 25, 2014	233	16.26	N/A	N/A
October 28, 2014	803	17.45	N/A	N/A
November 5, 2014	276	16.95	N/A	N/A
Total	2,012	16.82	N/A	N/A

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K (amounts in thousands in the tables below, except per share data).

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Income Data:
Total revenues	$272,097	$249,279	$210,172	$180,899	$161,534
Operating income before income taxes	63,014	52,559	43,176	38,470	29,385
Net income	39,058	32,038	26,339	22,942	18,363
Net income per share - basic	0.59	0.49	0.40	0.35	0.28
Net income per share - diluted	0.59	0.49	0.40	0.35	0.28

	December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Total assets	$173,078	$179,974	$145,140	$144,354	$111,376
Long-term debt (includes current portion
of notes payable/capital lease obligations)	-	-	-	-	-
Dividends declared per share:
October 27, 2014	0.50	-	-	-	-
October 28, 2013	-	0.35	-	-	-
November 5, 2012	-	-	0.25	-	-
October 24, 2011	-	-	-	0.25	-
December 3, 2010	-	-	-	-	0.25
February 1, 2010	-	-	-	-	0.30
Total stockholders' equity	104,137	91,936	78,924	65,077	53,270

    As further discussed in Note 8 in the Notes to Consolidated Financial Statements included in this Form 10-K, we declared a special cash dividend in October 2014 totaling approximately $33.0 million, which was paid out of our available cash in November 2014; we declared a special cash dividend in October 2013 totaling approximately $23.0 million, which was paid out of our available cash in January 2014; we declared a special cash dividend in November 2012 totaling approximately $16.3 million, which was paid out of our available cash in December 2012; we declared a special cash dividend in October 2011 totaling approximately $16.2 million, which was paid out of our available cash in January 2012; we declared and paid a special cash dividend totaling approximately $16.2 million out of our available cash in December 2010; and we declared and paid a special cash dividend totaling approximately $19.3 million out of our available cash in February 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution about Forward-Looking Statements

Statements in this Annual Report on Form 10-K regarding NIC and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this 2014 Annual Report on Form 10-K.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, NIC’s ability to successfully integrate into its operations recently awarded eGovernment contracts; NIC’s ability to implement its new portal contracts in a timely and cost-effective manner; NIC’s ability to successfully increase the adoption and use of eGovernment services; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; the success of the Company in renewing existing contracts and in signing contracts with new states and federal government agencies; continued favorable government legislation; NIC’s ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; the possibility of security breaches or disruptions through cyber attacks or other events and any resulting liability; general economic conditions; and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of this 2014 Annual Report on Form 10-K. Investors should read all of these discussions of risks carefully.

All forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this report. We will not necessarily update the information in this 2014 Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

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

On behalf of our government partners, we enter into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services we provide and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract to us. We typically own all the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to an increasing number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license. If our contract was not renewed after a defined term or if our contract was terminated by our government partner for cause, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to our partners on a fee-for-service basis. We also provide certain payment processing services on a SaaS basis to a few private sector companies and to state and local agencies in states where we do not maintain an enterprise-wide outsourced portal contract, and may continue to market these services to other entities in the future. Historically, revenues from these services have not been significant, but have grown substantially in recent years. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

    Our objective is to strengthen our position as the leading provider of Internet-based eGovernment services. Key strategies to achieve this objective include:

●
Renew all current outsourced government portal contracts – First and foremost, we will strive to obtain renewal of all currently profitable outsourced government portal contracts. As of December 31, 2014, there were 11 contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following December 31, 2014.

●
Win new portal contracts – A key objective of ours is to win new portal contracts with state and federal government agencies. We continue to invest in business development and marketing efforts, including a combination of strategic advertising and public relations initiatives. We have responded to several active portal procurement opportunities and realized significant benefits from our investments, including contracts with new government partners in recent years. During the third quarter of 2014, we were awarded a master contract with the state of Louisiana Division of Administration, Office of Technology Services (“Louisiana Division”) that creates a framework to provide certain eGovernment services for a pilot period. The pilot period commenced during the first quarter of 2015 and we anticipate it will conclude in approximately 12-18 months. Subsequent to the pilot period, the Louisiana Division has the option to receive enterprise-wide eGovernment services pursuant to the master contract. During the first quarter of 2014, we were awarded a three-year contract by the state of Connecticut, which includes an option for the government to extend the contract up to an additional three years. During the second quarter of 2013, we were awarded a five-year contract by the state of Wisconsin, which includes an option for the government to extend the contract up to an additional five years. During the fourth quarter of 2012, we entered into a five-year contract with the Commonwealth of Pennsylvania, which includes an option for the state to extend the contract up to an additional five years.

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

In addition to overall portal revenue growth, which includes both organic revenue growth and growth from new portal contracts, an important financial metric that we use to gauge our success in increasing transactional revenues in our existing portal businesses is same state revenue growth. We define same state revenues as those from states in operation and generating self-funded revenues for two full periods.

Our long-term goal is to grow same state revenues at least 8-10% per year. Same state portal revenues grew 8% in 2014 and 14% in 2013. Our same state revenue growth in 2014 was lower than our growth in 2013 primarily due to lower growth in same state Interactive Government Services or IGS (previously referred to as non-DMV), transaction-based revenues. IGS, transaction-based revenues consist of transaction fees generated by means other than from providing electronic access to motor vehicle driver history records, or DHR (previously referred to as DMV). As IGS, transaction-based revenues continue to become a larger component of overall portal revenues, our growth in same state IGS, transaction-based revenues becomes more important to our overall growth as a company. Same state IGS, transaction-based revenues grew 9% in 2014 compared to 27% in 2013. The higher same state IGS, transaction-based revenue growth rate in 2013 was primarily due to the deployment and increased adoption of key revenue generating services in certain portals, including a significant motor vehicle inspection service with the Texas Department of Public Safety (“DPS”), which was in operation for a full year in 2013 compared to only four months in 2012 following its launch in September 2012.

Growth in DHR transaction-based revenues is also an important factor in our goals for overall same state revenue growth. Historically, DHR price increases have been relatively infrequent, and our ability to grow same state DHR revenues has been limited, as such revenues have been driven by broader economic factors outside of our control. Absent DHR price increases, same state DHR revenue growth has historically ranged from flat to 2% per year. Same state DHR revenues increased by 7% in 2014 and increased by 5% in 2013. As further discussed below, the increase in the same state DHR transaction-based revenue growth rate in 2014 was mainly due to a price increase in one state portal that became effective in the third quarter of 2013, price increases in two other state portals that became effective in the second quarter of 2014, and higher transaction volumes across various portals.

●
Continue to grow profitability – In addition to driving same state revenue growth, part of our strategy is to increase profitability by driving cost containment efforts throughout the Company and maintaining a lean organizational structure that fosters entrepreneurial decision-making and innovation, and accentuates the financial leverage of our business model.

An important financial metric that we use to gauge our portal profitability is portal gross profit percentage, or gross profit rate, which is calculated by dividing portal gross profit (portal revenues minus cost of portal revenues, excluding depreciation and amortization) by portal revenues. Our portal gross profit rate was 39% in 2014, 37% in 2013 and 36% in 2012. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders). As further discussed below, the increase in the portal gross profit rate in 2014 was mainly due to the write-off in 2013 of accounts receivable totaling $5.1 million recorded in 2013 for amounts we elected not to pursue from the Commonwealth of Pennsylvania; and, to a lesser extent, start-up losses in 2013 from our newer Pennsylvania and Wisconsin portals.

We also view selling & administrative expenses, expressed as a percentage of total consolidated revenues, to be an important indicator of the relative year-over-year growth in our corporate level expenses. Selling & administrative expenses as a percentage of total consolidated revenues were 14% for 2014, 15% for 2013 and 14% for 2012.

Finally, our consolidated operating income margin (operating income before income taxes divided by total consolidated revenues) is an important measure of our overall profitability. This metric was 23% in 2014, 21% in 2013 and 20% in 2012. The increase in our 2014 consolidated operating income margin was primarily attributable to lower net costs related to the SEC matter, which was successfully concluded in December 2013, as further discussed below; an increase in portal gross profits, which was primarily driven by contributions from our newer Pennsylvania, Wisconsin and Connecticut portals; and an increase in software & services gross profits, due mainly to revenue growth from our contract with the FMCSA to operate the PSP and from various other software & services businesses, including payment processing.

Overview of Business Models and Revenue Recognition

We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category includes revenues and cost of revenues primarily from our subsidiaries operating state and local government portals on an outsourced basis. The software & services category primarily includes revenues and cost of revenues from our subsidiaries that provide software development and services, other than outsourced portal services, to state and local governments as well as federal agencies. We currently earn revenues from three main sources: transaction-based fees, time and materials-based fees for application development and fixed fees for portal management services. Each of these revenue types and the corresponding business models are further described below.

Our outsourced portal businesses

We categorize our portal revenues according to the underlying source of revenue. A brief description of each category follows:

●
IGS transaction-based: transaction fees from interactive government services, referred to as IGS (previously referred to as non-DMV), are fees from sources other than electronic access to motor vehicle driver history records, for transactions conducted by business users and consumer users through our portals and are generally recurring. For a representative listing of the IGS applications we currently offer through our portals, refer to Part I, Item 1 in this Form 10-K.

●
DHR transaction-based: transaction fees from driver history records, referred to as DHR (previously referred to as DMV), are fees for providing electronic access to motor vehicle driver history records from our state portals to data resellers, insurance companies, and other pre-authorized customers on behalf of our state partners, and are generally recurring.

●
Portal software development: these are revenues from the performance of application development projects and other time and materials services for our government partners. While we actively market these services, they do not have the same degree of predictability as our transaction-based or portal management revenues and are not generally recurring. As a result, these revenues are excluded from our recurring portal revenue percentage.

●
Portal management: these are revenues from the performance of fixed fee portal management services for our government partners in the states of Indiana, Delaware and Arizona and are generally recurring. Our Arizona portal contract expired on March 26, 2014 and we currently expect our Delaware contract to expire after a transition period ending March 31, 2015.

The highest volume, most commercially valuable service we offer is electronic access to DHR records. This service accounted for approximately 35%, 34% and 34% of our total consolidated revenues in 2014, 2013 and 2012, respectively. We believe that while this service will continue to be an important source of revenue, its contribution as a percentage of total consolidated revenues on an individual portal basis will decline modestly as other sources grow. LexisNexis Risk Solutions, which resells these records to the auto insurance industry, accounted for approximately 24%, 22% and 23% of total consolidated revenues in 2014, 2013 and 2012, respectively. In addition, we offer a service in several of our states for online motor vehicle registration and licensing. This service accounted for approximately 12%, 13% and 10% of our total consolidated revenues in 2014, 2013 and 2012, respectively.

In our outsourced portal businesses for 2014, IGS transaction-based revenues represented approximately 55% of portal revenues, DHR transaction-based revenues represented approximately 37%, portal software development revenues represented approximately 5% and portal management revenues represented approximately 3%. Approximately 76% of our transaction-based revenues related to business-to-government transactions and 24% related to citizen-to-government transactions.

Transaction-based revenues from our outsourced state portal business units are highly correlated to state population, but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises, and the government entity’s development of policy and information technology infrastructure supporting electronic government.

LexisNexis Risk Solutions and other data resellers and companies who access DHR records have entered into contracts with the portals our subsidiaries operate to request these records from the various states with which we have contracts. Under the terms of these contracts, we provide data resellers with driver’s license and traffic records that vary by contract, for fees per record requested. The fees charged to all entities that access DHR records are the same for records of a particular state. We typically collect the entire fee, of which a certain portion is remitted to the state by statute. These contracts are generally self-renewing until canceled by one side or the other, and generally may be terminated at any time after a 60-day notice. These contracts may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, these contracts are immediately terminable if the state statute allowing for the public release of these records is repealed.

We charge for electronic access to records on a per-record basis and, depending upon government policies, also on a fixed or sliding scale bulk basis. Our fees are set by negotiation with the government agencies that control the records and are typically approved by a government sanctioned oversight authority. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit. We have limited control over the level of fees we are permitted to retain. We recognize revenues from transactions (primarily transaction-based information access fees and filing fees) on an accrual basis net of the transaction fee due to the government, and we bill certain end-user customers, including high-volume DHR data resellers to the auto insurance industry, on a monthly basis. We typically receive a majority of payments via electronic funds transfer and credit/debit card within 25 days of billing and remit payment to governments within 30 to 45 days of the transaction. The costs that we pay state agencies for data access are accrued as accounts receivable and accounts payable at the time revenue from the access of public information is recognized. We typically must remit a certain amount or percentage of these fees to government agencies regardless of whether we ultimately collect the fees. The pricing of transactions varies by the type of transaction and by state.

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

Our software & services businesses

NIC Technologies currently earns a significant portion of its revenues from its contract with the FMCSA to develop and manage the PSP for motor carriers nationwide, using a self-funded, transaction-based business model. NIC Technologies recognizes revenues from this contract (primarily transaction-based information access fees) when the services are provided at the time of the transactions. NIC Technologies also earns a portion of its revenues from fixed fee and time and materials application development and outsourced maintenance contracts with other government agencies and recognizes revenues as services are provided.

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

Financial Analysis of Years Ended December 31, 2014, 2013 and 2012

In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Form 10-K.

Due to the expiration of our contract with the Commonwealth of Virginia on August 31, 2013 and the expiration of our contract with the state of Arizona on March 26, 2014, the operating results for our legacy Virginia and Arizona portals have been removed from the same state category for the year ended December 31, 2014. Furthermore, our newer portal contracts with the states of Pennsylvania, Wisconsin and Connecticut have been excluded from the same state category for the year ended December 31, 2014, because they had not generated self-funded revenues for two full periods.

We reclassified certain income statement employee benefit-related expenses for the years ended December 31, 2013 and 2012 to conform to the new 2014 presentation. The reclassification resulted in a reduction of selling & administrative expenses of $4.0 million and $3.4 million for the years ended December 31, 2013 and 2012, respectively, and a corresponding increase in cost of portal revenues ($3.9 million and $3.3 million for the years ended December 31, 2013 and 2012, respectively) and cost of software & services revenues ($0.1 million for each of the years ended December 31, 2013 and 2012). In addition, the reclassification resulted in a reduction of selling & administrative expenses as a percentage of total consolidated revenues of 1% and 2% for the years ended December 31, 2013 and 2012, respectively, and a corresponding decrease in portal gross profit percentage (2% for each of the years ended December 31, 2013 and 2012) and software & services gross profit percentage (1% and 2% for the years ended December 31, 2013 and 2012, respectively). The reclassification had no effect on total operating expenses, operating income, net income, earnings per share or cash flows.

Results of Operations

Key Financial Metrics	2014	2013	2012
Revenue growth - outsourced portals	9%	19%	17%
Same state revenue growth - outsourced portals	8%	14%	10%
Recurring portal revenue as a % of total portal revenues	95%	94%	92%
Gross profit % - outsourced portals	39%	37%	36%
Revenue growth - software & services	16%	20%	11%
Gross profit % - software & services	71%	68%	64%
Selling & administrative expenses as a % of total revenues	14%	15%	14%
Operating income margin % (operating income as a % of total revenues)	23%	21%	20%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

Portal Revenues Analysis	2014	% Change	2013	% Change	2012
IGS transaction-based (formerly, Non-DMV)	$139,716	9%	$127,898	26%	$101,216
DHR transaction-based (formerly, DMV)	95,753	14%	83,671	18%	70,896
Portal software development	12,205	(8%)	13,309	(20%)	16,660
Portal management	8,070	(22%)	10,305	7%	9,643
Total	$255,744	9%	$235,183	19%	$198,415

Portal revenues in 2014 increased 9%, or approximately $20.6 million, over 2013. The increase was driven by an 8%, or approximately $16.9 million, increase in same state portal revenues (portals in operation and generating self-funded revenues for two full periods), and a 4%, or approximately $8.7 million, increase from our newer portals in Connecticut ($3.2 million), which began generating revenues in April 2014, Wisconsin ($3.1 million), which began generating revenues in September 2013 and Pennsylvania ($2.4 million), which began generating self-funded revenues in October 2013, as further discussed below. These increases were partially offset by a 3% decrease in revenues, or approximately $5.0 million, from our legacy Arizona and Virginia portals due to contract expirations, as further discussed above. Our 9% portal revenue growth in 2014 was lower than the 19% portal revenue growth we achieved in 2013 primarily due to IGS revenues from the motor vehicle inspection service with the Texas DPS, launched in September 2012, being included for full periods in 2014 and 2013.

Same state portal revenues in 2014 increased 8%, or approximately $16.9 million, over 2013 primarily due to higher revenues across several portals. Our 8% same state revenue growth in 2014 was lower than the 14% same state revenue growth we achieved in 2013 due mainly to lower growth in same state IGS transaction-based revenues in 2014. Same state IGS transaction-based revenues increased 9% in 2014 due mainly to higher revenues from our Texas, Colorado and Arkansas portals, which were driven by several key services, including vital record searches and professional license renewals in Texas, motor vehicle registrations in Colorado and payment processing in Arkansas. Same state IGS transaction-based revenue growth was 27% in 2013 due mainly to the motor vehicle inspection service with the Texas DPS, as further discussed above, and to a lesser extent, the deployment and increased adoption of key revenue generating services in other state portals. Same state DHR revenues grew 7% in 2014 compared to 5% in 2013. The increase in same state DHR revenues in 2014 was mainly due to a price increase in one state portal in the third quarter of 2013 and price increases in two other state portals in the second quarter of 2014, and to higher transaction volumes across various portals. Absent DHR price increases, same state DHR revenue growth has historically ranged from flat to 2% per year. Same state portal software development revenues decreased 4% in 2014, primarily due to higher project-based revenues in 2013 from our Texas and Montana portals, among others.

Portal revenues in 2013 increased 19%, or approximately $36.8 million, over 2012. Of this increase, 14%, or approximately $27.0 million, was attributable to an increase in same state portal revenues, and 5%, or approximately $9.8 million, was attributable to increased revenues totaling $11.8 million from our newer portals, including Pennsylvania ($6.6 million); Wisconsin ($1.4 million); Oregon ($1.8 million), which began generating revenues in June 2012; and Maryland ($2.0 million), which began generating revenues in May 2012; partially offset by a $2.0 million decrease in revenues from our legacy Virginia portal due to contract expiration, as further discussed above. As further discussed in Note 2 in the Notes to Consolidated Financial Statements in this Form 10-K, we elected not to pursue collection of approximately $5.1 million of outstanding accounts receivable from the Commonwealth of Pennsylvania for eGovernment services provided from January 1, 2013 to June 30, 2013, and recorded a non-cash pre-tax charge in cost of portal revenues of approximately $5.1 million (approximately $0.05 per share on an after-tax basis) in the third quarter of 2013 to write-off amounts due from the Commonwealth through June 30, 2013. We did not recognize revenue under the contract subsequent to June 30, 2013, until the contract became self-funded in October 2013.

Same state portal revenues in 2013 increased 14%, or approximately $27.0 million, over 2012 due to higher revenues from our Texas, New Jersey and Colorado portals, among others. Our same state revenue growth in 2013 was driven by higher same state IGS transaction-based revenue growth of 27% and, to a lesser extent, higher same state DHR transaction-based revenue growth of 5%, partially offset by a 20% decrease in same state portal software development revenues. The increase in same state IGS transaction-based revenues in 2013 was attributable to strong performance from several key applications, including the motor vehicle inspection service for the Texas DPS, as further discussed above, tax filings and motor vehicle registrations in New Jersey and Texas, and court record searches in Colorado. The increase in same state DHR transaction-based revenues in 2013 was mainly due to an increase in transaction volumes at our Texas portal, among others, and to a lesser extent, a DHR price increase at one state portal in the third quarter of 2013. Our same state portal software development revenue decreased 20% in 2013, primarily due to the expiration of certain Master Work Order projects in Texas on August 31, 2012, as previously disclosed.

COST OF PORTAL REVENUES. In the analysis below, we have categorized our cost of portal revenues between fixed and variable costs (in thousands), with the corresponding percentage increase or decrease from the prior year period. Fixed costs include costs such as employee compensation and benefits (including stock-based compensation), provision for losses on accounts receivable, subcontractor labor costs, telecommunications, gains and losses on disposal of assets and all other costs associated with the provision of dedicated client service such as dedicated facilities. Variable costs consist of costs that vary with our level of portal revenues and primarily include interchange fees required to process credit/debit card and automated clearinghouse transactions and, to a lesser extent, costs associated with revenue share arrangements with our state partners.

Cost of Portal Revenues Analysis	2014	% Change	2013	% Change	2012
Fixed costs	$101,224	3%	$98,568	18%	$83,353
Variable costs	54,961	13%	48,439	11%	43,523
Total	$156,185	6%	$147,007	16%	$126,876

Cost of portal revenues in 2014 increased 6%, or approximately $9.2 million, over 2013 due mainly to a 7%, or approximately $10.8 million, increase in same state costs, and a 1%, or approximately $1.0 million, increase in costs from our newer portals in Wisconsin, Connecticut and Pennsylvania. These cost increases were partially offset by a 2% decrease in costs, or approximately $2.6 million, from our legacy Arizona and Virginia portals due to the contract expirations further discussed above and in Note 2 in the Notes to Consolidated Financial Statements in this Form 10-K. Our 6% cost of portal revenue growth in 2014 was lower than the 16% growth in 2013 due primarily to the $5.1 million accounts receivable write-off recorded in 2013 for amounts we elected not to pursue from the Commonwealth of Pennsylvania, as further discussed above.

The increase in same state cost of portal revenues in 2014 was partially attributable to higher variable fees to process credit/debit card transactions due to a change in the mix of payment card types for certain services in our Texas portal and higher IGS transaction volumes across several other portals, in addition to higher employee compensation and benefit costs, as well as development subcontracting and software maintenance costs across various portals. A significant percentage of our IGS transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a percentage of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We generally earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit percentage was 39% in 2014, up from 37% in 2013, due mainly to the $5.1 million accounts receivable write-off recorded in 2013 for amounts we elected not to pursue from the Commonwealth of Pennsylvania, as discussed above, and to a lesser extent to start-up losses in 2013 from our newer Pennsylvania and Wisconsin portals (collectively, $3.6 million).

Cost of portal revenues in 2013 increased 16%, or approximately $20.1 million, over 2012. Of this increase, 9%, or approximately $11.0 million, was attributable to an increase in same state costs, and 7%, or approximately $9.1 million, was attributable to cost increases of $10.1 million from our newer portals in Wisconsin, Oregon, Maryland and Pennsylvania, including a $5.1 million accounts receivable write-off for amounts we elected not to pursue from the Commonwealth of Pennsylvania, as further discussed above, partially offset by a $1.0 million decrease in costs from our legacy Virginia portal due to contract expiration, as further discussed above.

 The increase in same state cost of portal revenues in 2013 was partially attributable to higher employee compensation and benefit costs across various portals and certain costs related to the motor vehicle inspection service as part of the Texas DPS. In addition, the increase in 2013 was partially attributable to an increase in variable costs to process credit/debit card transactions, due mainly to higher transaction volumes from our portals in Texas, New Jersey and Colorado, among others.

Our portal gross profit percentage was 37% in 2013, up from 36% in 2012, due mainly to higher same state revenue growth and higher revenues from our newer portals in Oregon and Maryland, partially offset by start-up losses from our Pennsylvania and Wisconsin portals (collectively, $3.6 million).

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

Software & Services Revenues Analysis	2014	% Change	2013	% Change	2012
NIC Technologies	$10,902	3%	$10,611	5%	$10,061
Other	5,451	56%	3,485	105%	1,697
Total	$16,353	16%	$14,096	20%	$11,758

Software & services revenues in 2014 and 2013 increased 16% and 20%, respectively, or approximately $2.3 million in each year, due mainly to higher revenues of approximately $1.1 million in both 2014 and 2013 from our contract with the FMCSA as a result of increased adoption of the PSP, and higher revenues in 2014 and 2013 from various other software & services businesses, including payment processing and a construction lien service in North Carolina that commenced in April 2013 (revenues from this service were approximately $1.6 million in 2014 compared to $1.2 million in 2013).

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues increased 6%, or approximately $0.3 million, in 2014 due mainly to variable fees to process credit/debit card transactions for new payment processing applications. Cost of software & services revenues increased 8%, or approximately $0.3 million, in 2013 due mainly to the launch of the new construction lien service in North Carolina, as further discussed above.

Our software & services gross profit percentage in 2014, 2013 and 2012 was 71%, 68% and 64%, respectively. The increase in our gross profit percentage in 2014 was primarily due to higher revenues from the PSP and other payment processing services. Our software and services gross profit percentage increased in 2013 due mainly to higher revenues from the PSP and the construction lien service in North Carolina.

SELLING & ADMINISTRATIVE. As a percentage of total consolidated revenues, selling & administrative expenses were 14%, 15% and 14% in 2014, 2013 and 2012, respectively. Selling & administrative expenses in 2014 increased 6%, or approximately $2.1 million, over 2013. The increase was mainly due to (i) higher personnel and software maintenance costs to support and enhance corporate-wide information technology, security and portal operations as a result of our growth; (ii) higher executive management incentive compensation, due to our strong operating results in the current and prior year periods; and (iii) higher stock compensation expense for our non-employee board of directors. These cost increases were partially offset by a $4.0 million decrease in net costs related to the SEC matter, which was successfully concluded in December 2013, as further discussed in Item 3, Legal Proceedings, and Note 7 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014. Selling & administrative expenses in 2013 increased 25%, or approximately $7.5 million, over 2012. The increase was due mainly to (i) higher net costs related to the SEC matter; (ii) higher management incentive compensation as a result of our strong operating results in 2013; and (iii) higher personnel and software and maintenance costs to support and enhance our corporate-wide information technology and security infrastructure as a result of our growth.

In 2013 and 2012, we incurred approximately $12.8 million and $4.5 million, respectively, in legal fees and other third-party costs related to the SEC matter. These expenses were reduced by approximately $8.8 million and $4.0 million, respectively, of reimbursement from our directors’ and officers’ liability insurance carrier, resulting in a net expense of approximately $4.0 million and $0.5 million in 2013 and 2012. We did not incur any expenses related to the SEC matter in 2014.

DEPRECIATION & AMORTIZATION. As a percentage of total consolidated revenues, depreciation & amortization was 3% for all periods presented. Depreciation & amortization expense in 2014 increased 10%, or approximately $0.8 million, over 2013. This increase was primarily attributable to capital expenditures for our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, and capital expenditures for new services across various portals, including our newer portals in Pennsylvania, Wisconsin and Connecticut. Depreciation & amortization expense in 2013 increased 28%, or approximately $1.8 million, over 2012. This increase was primarily attributable to capital expenditures to implement the motor vehicle inspection service for the Texas DPS as part of the DPS Direct suite of services, which launched in September 2012, and capital expenditures for our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure. We will continue to make key information technology infrastructure and security investments to support the long-term expansion of our portal business.

INCOME TAXES. Our effective tax rate was approximately 38% in 2014 and 39% in both 2013 and 2012. For the 2014 and 2013 tax years, we recognized a favorable benefit related to the federal research and development tax credit totaling approximately $0.4 million and $0.8 million, respectively.

Liquidity and Capital Resources

Operating activities

Net cash provided by operating activities was approximately $51.3 million in 2014 as compared to $40.9 million in 2013. The increase in cash flow from operations in 2014 was primarily the result of a year-over-year increase in accounts payable in 2014 (as opposed to a year-over-year decrease in accounts payable in 2013) due mainly to the timing of payments to our government partners, and a year-over-year increase in operating income, excluding non-cash charges for depreciation & amortization, the provision for losses on accounts receivable, stock-based compensation and deferred income taxes.

Net cash provided by operating activities was approximately $40.9 million in 2013 compared to $28.4 million in 2012. The increase in cash flow from operations in 2013 was primarily the result of a year-over-year increase in operating income, excluding non-cash charges for depreciation & amortization, the provision for losses on accounts receivable, including the write-off of $5.1 million in accounts receivable from Pennsylvania, and stock-based compensation, and a year-over-year increase in other long-term liabilities related to unrecognized tax benefits associated with changes in our state taxes, primarily due to a change in apportionment methodology for certain states.

Investing activities

Net cash used in investing activities of approximately $6.9 million and $8.2 million, respectively in 2014 and 2013 primarily consisted of $5.4 million and $6.7 million of capital expenditures, which were for fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment.

Net cash used in investing activities of $13.5 million in 2012 primarily consisted of $12.8 million of capital expenditures which were for fixed asset additions and capital expenditures to implement the motor vehicle inspection service for the Texas DPS, and normal fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance our corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment.

Furthermore, in 2014, 2013 and 2012, we capitalized approximately $1.5 million, $1.5 million and $0.7 million, respectively, of internal-use software development costs relating to the standardization of customer management, billing and payment processing systems that support our portal operations and accounting systems. The increase in software capitalization in 2013 reflects software development costs for certain centrally developed and standardized customer management, billing, and payment processing software applications that we are providing to an increasing number of our government partners on a SaaS basis.

Financing activities

Net cash used in financing activities of $30.7 million in 2014 reflects the payment of a $33.0 million special cash dividend, partially offset by $1.1 million in proceeds from our employee stock purchase program and tax deductions of approximately $1.2 million related to stock-based compensation (See Note 10 in the Notes to the Consolidated Financial Statements included in this Form 10-K).

Net cash used in financing activities of $20.8 million in 2013 reflects the classification of $23.0 million of our available cash as restricted to pay the special cash dividend we declared on October 28, 2013, which was paid on January 2, 2014. Financing activities in 2013 also reflect the receipt of $0.9 million from our employee stock purchase program and tax deductions of approximately $1.3 million related to stock-based compensation.

Net cash used in financing activities of $14.2 million in 2012 reflects the payment of a $16.3 million special cash dividend, partially offset by $0.8 million in proceeds from our employee stock purchase program and tax deductions of approximately $1.4 million related to stock-based compensation.

Liquidity

We recognize revenue primarily from providing outsourced government portal services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and also accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. We typically collect a majority of our accounts receivable prior to remitting amounts payable to our government partners.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $93.9 million at December 31, 2014, from $79.4 million at December 31, 2013, primarily due to the increase in cash flows from operating activities in 2014, as further described above. Our current ratio, defined as current assets divided by current liabilities, was 2.5 and 2.0 at December 31, 2014 and 2013, respectively.

At December 31, 2014, our unrestricted cash balance was $88.0 million compared to $74.2 million at December 31, 2013. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments (if any) for at least the next 12 months without the need of additional capital. We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The credit agreement also includes an accordion feature that allows us to increase the available capacity under the credit facility by an additional $40.0 million, for a total of up to $50.0 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility. In total, we had $3.6 million in available capacity to issue additional letters of credit and $8.6 million of unused borrowing capacity at December 31, 2014 under the facility. We were in compliance with all of the financial covenants under the revolving credit facility at December 31, 2014.

We issue letters of credit mainly as collateral for certain office leases, and to a much lesser extent, as collateral for performance on one of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement. We had unused outstanding letters of credit totaling approximately $1.4 million at December 31, 2014. We are not currently required to cash collateralize these letters of credit.

At December 31, 2014, we were bound by performance bond commitments totaling approximately $6.6 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at December 31, 2014 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $9.0 million and would have been classified as restricted cash.

We currently expect our capital expenditures to range from $6.0 million to $7.0 million in fiscal 2015, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our outsourced portal businesses and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment.

On October 27, 2014, we declared a $0.50 per share special cash dividend totaling approximately $33.0 million that was paid out of our available cash on November 20, 2014. On October 28, 2013, we declared a $0.35 per share special cash dividend totaling approximately $23.0 million that was paid out of our available cash on January 2, 2014. We do not believe these dividends will have a significant effect on our future liquidity needs.

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

Any projections of future earnings and cash flows are subject to substantial uncertainty. If our cash generated from operations and the unused portion of our line of credit is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or issue debt securities. The sale of additional equity securities could result in dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Off-balance sheet arrangements and contractual obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2014 (in thousands):

		Payments Due by Period
		Less than 1			More than
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$14,961	$4,354	$6,659	$3,948	$-
Income tax uncertainties	2,798	-	2,798	-	-
Long-term debt obligations	-	-	-	-	-
Capital lease obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total contractual cash obligations	$17,759	$4,354	$9,457	$3,948	$-

While we have significant operating lease commitments for office space, except for our headquarters those commitments are generally tied to the period of performance under related portal contracts.

We have income tax uncertainties of approximately $2.8 million at December 31, 2014. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years as reflected in the table above. However, the ultimate timing of resolution is uncertain. See Notes 2 and 9 in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion on income taxes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NIC Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of NIC Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
February 24, 2015

NIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$87,983,398	$74,245,467
Cash restricted for payment of dividend	-	22,982,447
Trade accounts receivable, net (Note 2)	57,467,548	52,818,352
Deferred income taxes, net	1,039,138	1,037,888
Prepaid expenses & other current assets	11,501,338	11,568,395
Total current assets	157,991,422	162,652,549
Property and equipment, net	12,247,240	15,167,051
Intangible assets, net	2,393,704	1,864,297
Other assets	446,051	289,968
Total assets	$173,078,417	$179,973,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,402,523	$39,111,916
Accrued expenses	19,750,737	20,822,443
Dividend payable	-	22,982,447
Other current liabilities	2,902,879	347,743
Total current liabilities	64,056,139	83,264,549

Deferred income taxes, net	1,535,680	2,431,568
Other long-term liabilities	3,349,820	2,341,461
Total liabilities	68,941,639	88,037,578

Commitments and contingencies (Notes 2, 3, 6, 7 and 9)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000,000 shares authorized,
65,303,205 and 64,992,587 shares issued and outstanding	6,531	6,500
Additional paid-in capital	94,689,650	88,396,700
Retained earnings	9,440,597	3,533,087
Total stockholders' equity	104,136,778	91,936,287
Total liabilities and stockholders' equity	$173,078,417	$179,973,865

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
Revenues:
Portal revenues	$255,743,418	$235,183,005	$198,414,662
Software & services revenues	16,353,153	14,095,660	11,757,514
Total revenues	272,096,571	249,278,665	210,172,176
Operating expenses:
Cost of portal revenues, exclusive of depreciation &
amortization (Note 2)	156,185,335	147,007,246	126,876,373
Cost of software & services revenues, exclusive of
depreciation & amortization (Note 2)	4,783,606	4,498,233	4,181,801
Selling & administrative (Note 2)	38,936,541	36,881,346	29,419,911
Depreciation & amortization	9,177,018	8,333,089	6,518,532
Total operating expenses	209,082,500	196,719,914	166,996,617
Operating income before income taxes	63,014,071	52,558,751	43,175,559
Income tax provision	23,955,852	20,520,660	16,836,811
Net income	$39,058,219	$32,038,091	$26,338,748

Basic net income per share (Note 2)	$0.59	$0.49	$0.40
Diluted net income per share (Note 2)	$0.59	$0.49	$0.40

Weighted average shares outstanding:
Basic	65,223,549	64,888,978	64,500,244
Diluted	65,277,758	64,954,366	64,564,664

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balance, January 1, 2012	64,178,101	$6,418	$96,799,434	$(31,729,090)	$65,076,762
Net income	-	-	-	26,338,748	26,338,748
Dividends declared	-	-	(16,337,681)	-	(16,337,681)
Dividend equivalents on performance-based restricted
stock awards	-	-	(97,070)	-	(97,070)
Restricted stock vestings	539,936	54	203,605	-	203,659
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(167,977)	(17)	(2,113,139)	-	(2,113,156)
Stock-based compensation	-	-	3,802,572	-	3,802,572
Tax deductions relating to stock-based compensation	-	-	1,351,115	-	1,351,115
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(106,589)	-	(106,589)
Issuance of common stock under employee stock purchase plan	78,045	8	806,002	-	806,010
Balance, December 31, 2012	64,628,105	6,463	84,308,249	(5,390,342)	78,924,370
Net income	-	-	-	32,038,091	32,038,091
Dividends declared	-	-	-	(22,982,447)	(22,982,447)
Dividend equivalents on performance-based restricted			-
stock awards	-	-	-	(132,215)	(132,215)
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	49,909	-	49,909
Restricted stock vestings	401,794	40	82,580	-	82,620
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(124,890)	(12)	(2,276,151)	-	(2,276,163)
Stock-based compensation	-	-	4,025,960	-	4,025,960
Tax deductions relating to stock-based compensation	-	-	1,302,005	-	1,302,005
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(314)	-	(314)
Issuance of common stock under employee stock purchase plan	87,578	9	904,462	-	904,471
Balance, December 31, 2013	64,992,587	6,500	88,396,700	3,533,087	91,936,287
Net income	-	-	-	39,058,219	39,058,219
Dividends declared	-	-	-	(32,977,016)	(32,977,016)
Dividend equivalents on performance-based restricted
stock awards	-	-	-	(173,693)	(173,693)
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	35,496	-	35,496
Restricted stock vestings	357,960	36	72,483	-	72,519
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(115,443)	(12)	(2,276,235)	-	(2,276,247)
Stock-based compensation	-	-	6,103,898	-	6,103,898
Tax deductions relating to stock-based compensation	-	-	1,184,860	-	1,184,860
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	65,678	-	65,678
Issuance of common stock under employee stock purchase plan	68,101	7	1,106,770	-	1,106,777
Balance, December 31, 2014	65,303,205	$6,531	$94,689,650	$9,440,597	$104,136,778

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$39,058,219	$32,038,091	$26,338,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	9,177,018	8,333,089	6,518,532
Provision for losses on accounts receivable (Note 2)	414,042	5,229,277	259,630
Stock-based compensation expense	6,103,898	4,025,960	3,802,572
Deferred income taxes	(2,461,240)	(1,069,988)	734,208
Loss on disposal of property and equipment	174,497	51,301	16,219
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(5,063,238)	(2,786,606)	(6,214,772)
(Increase) decrease in prepaid expenses & other current assets	1,631,159	(927,644)	(1,918,230)
(Increase) in other assets	(156,083)	(37,203)	(8,992)
Increase (decrease) in accounts payable	2,326,103	(4,502,022)	(1,374,212)
Increase (decrease) in accrued expenses	(3,450,041)	(586,798)	397,072
Increase in other current liabilities	2,627,655	222,786	101,795
Increase (decrease) in other long-term liabilities	900,344	863,096	(262,995)
Net cash provided by operating activities	51,282,333	40,853,339	28,389,575

Cash flows from investing activities:
Purchases of property and equipment	(5,380,800)	(6,717,034)	(12,776,316)
Proceeds from sale of property and equipment	400	16,153	-
Capitalized internal use software development costs	(1,478,623)	(1,489,286)	(713,501)
Net cash used in investing activities	(6,859,023)	(8,190,167)	(13,489,817)

Cash flows from financing activities:
Cash dividends on common stock	(32,977,016)	-	(16,337,681)
Cash restricted for payment of dividend	-	(22,982,447)	-
Proceeds from employee common stock purchases	1,106,777	904,471	806,010
Tax deductions related to stock-based compensation	1,184,860	1,302,005	1,351,115
Net cash used in financing activities	(30,685,379)	(20,775,971)	(14,180,556)

Net increase in cash and cash equivalents	13,737,931	11,887,201	719,202
Cash and cash equivalents, beginning of period	74,245,467	62,358,266	61,639,064
Cash and cash equivalents, end of period	$87,983,398	$74,245,467	$62,358,266

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$102,088	$185,001	$144,559
Cash payments:
Income taxes paid	$25,059,316	$15,939,214	$14,107,555
Cash dividends on common stock previously restricted for payment of dividend	$22,982,447	$-	$16,230,966

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

The Company’s software & services businesses primarily include its subsidiaries that provide software development and services, other than outsourced portal services, to state and local governments as well as federal agencies (see Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation and benefits (including stock-based compensation), provision for losses on accounts receivable, subcontractor labor costs, telecommunications, fees required to process credit/debit card and automated clearinghouse transactions, gains and losses on disposal of assets and all other costs associated with the provision of dedicated client service such as dedicated facilities. For the year ended December 31, 2013, cost of portal revenues also includes a non-cash pre-tax charge of approximately $5.1 million (approximately $0.05 per share on an after-tax basis) to write-off accounts receivable due from the Commonwealth of Pennsylvania for eGovernment services provided from January 1, 2013 through June 30, 2013, as further discussed below. Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, gains and losses on disposal of assets and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative expenses consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative expenses also consist of management incentive compensation, including stock-based compensation, and corporate-level expenses for market development, public relations and gains and losses on disposal of assets. For the years ended December 31, 2013 and 2012, selling & administrative expenses also include $4.0 million and $0.5 million, respectively, in legal fees and other third-party costs, net of directors’ and officers’ liability insurance received, incurred in connection with the previously disclosed SEC matter, which was successfully concluded in December 2013, as previously disclosed in prior filings with the Securities and Exchange Commission (“SEC”).

The Company reclassified certain income statement employee benefit-related expenses for the years ended December 31, 2013 and 2012 to conform to the new 2014 presentation. The reclassification resulted in a reduction of selling & administrative expenses of $4.0 million and $3.4 million for the years ended December 31, 2013 and 2012, respectively, and a corresponding increase in cost of portal revenues ($3.9 million and $3.3 million for the years ended December 31, 2013 and 2012, respectively) and cost of software & services revenues ($0.1 million for each of the years ended December 31, 2013 and 2012). The reclassification had no effect on total operating expenses, operating income, net income, earnings per share or cash flows. Certain other income statement amounts for the years ended December 31, 2013 and 2012 have been reclassified to conform to the 2014 presentation.

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

As previously disclosed in prior filings with the SEC, in September 2013, the Company elected not to pursue collection of outstanding accounts receivable from the Commonwealth of Pennsylvania (the “Commonwealth”) and recorded a non-cash pre-tax charge of approximately $5.1 million (approximately $0.05 per share on an after-tax basis) in the third quarter of 2013 to write-off amounts due from the Commonwealth through June 30, 2013. The charge is included in cost of portal revenues of the Company’s consolidated statements of income for the year ended December 31, 2013. The Company continued to provide eGovernment services under the contract with the Commonwealth, but did not recognize revenues under the contract subsequent to June 30, 2013 until the contract became self-funded in October 2013.

The Company’s allowance for doubtful accounts at December 31, 2014 and 2013 was $0.5 million and $0.6 million, respectively.

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

The Company accounts for the costs of developing internal use computer software in accordance with authoritative accounting guidance for internal use computer software, whereby certain costs of developing internal use computer software are capitalized and amortized over their estimated useful life. For internal use computer software, the estimated economic life is typically 36 months from the date the software is placed in production. At December 31, 2014 and 2013, such costs are included in intangible assets in the consolidated balance sheets.

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

Accrued expenses

As of each balance sheet date, the Company estimates expenses which have been incurred but not yet paid or for which invoices have not yet been received. Significant components of accrued expenses consist primarily of employee compensation and benefits (including incentive compensation, bonuses, vacation, health insurance and employer 401(k) contributions), third-party professional service fees, payment processing fees, and miscellaneous other accruals.

Revenue recognition

Portal revenues

The Company recognizes revenue from providing outsourced government portal services (primarily transaction-based information access fees and filing fees) net of the transaction fees due to the government when the services are provided at the time of the transactions. The fees that the Company must remit to state agencies for data access and other statutory fees are accrued as accounts payable when the services are provided at the time of the transactions. The Company must remit a certain amount or percentage of these fees to government agencies regardless of whether the Company ultimately collects the fees. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates.

Revenue from service contracts to provide portal consulting, application development, and management services to governments is recognized as the services are provided at rates provided for in the contract.

Amounts received prior to providing services are recorded as unearned revenue. At each balance sheet date, the Company makes a determination as to the portion of unearned revenue that will be earned within one year and records that amount in other current liabilities in the consolidated balance sheets. The remainder, if any, is recorded in other long-term liabilities. Unearned revenues at December 31, 2014 and 2013 were approximately $1.3 million and $0.3 million, respectively, and were recorded in other current liabilities in the consolidated balance sheets.

Software & services revenues

The Company’s software & services revenues primarily include revenues from subsidiaries that provide software development and services, other than outsourced portal services, to state and local governments as well as federal agencies. NIC Technologies currently earns a significant portion of its revenues from its contract with the U.S. Department of Transportation, Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using a self-funded, transaction-based business model. NIC Technologies recognizes revenue from its contract with the FMCSA (primarily transaction-based information access fees) when the services are provided at the time of the transactions. NIC Technologies also earns a portion of its revenues from fixed fee and time and materials application development and outsourced maintenance contracts with other government agencies and recognizes revenues as the services are provided. Its contract with the state of Michigan contains a general fiscal funding clause. The Company recognizes revenue under this contract if the probability of cancellation is determined to be a remote contingency.

Stock-based compensation

The Company measures stock-based compensation cost for service-based restricted stock awards at the grant date based on the calculated fair value of the award, and recognizes an expense over the employee’s requisite service period (generally the vesting period of the grant). The Company measures stock-based compensation cost for performance-based restricted stock awards at the date of grant, based on the fair value of shares expected to be earned at the end of the performance period, and recognizes an expense over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures (See Note 10).

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

Comprehensive income

The Company has no components of other comprehensive income or loss and, accordingly, the Company’s comprehensive income is the same as its net income for all periods presented.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.6 million, 0.7 million and 0.7 million, respectively, at December 31, 2014, 2013 and 2012. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	December 31,
	2014	2013	2012
Numerator:
Net income	$39,058,219	$32,038,091	$26,338,748
Less: Income allocated to participating securities	(368,668)	(325,182)	(299,518)
Net income available to common stockholders	$38,689,551	$31,712,909	$26,039,230
Denominator:
Weighted average shares - basic	65,223,549	64,888,978	64,500,244
Performance-based restricted stock awards	54,209	65,388	64,420
Weighted average shares - diluted	65,277,758	64,954,366	64,564,664

Basic net income per share:
Net income	$0.59	$0.49	$0.40

Diluted net income per share:
Net income	$0.59	$0.49	$0.40

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At December 31, 2014, the amount of cash covered by FDIC deposit insurance was approximately $10.6 million, and approximately $77.4 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Segment reporting

The Company reports segment information in accordance with authoritative accounting guidance for segment disclosures based upon the “management” approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s segments. Authoritative guidance for segment disclosures also requires disclosures about products and services and major customers (See Note 11).

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, Revenue from Contracts with Customers, as part of a joint effort by the FASB and the International Accounting Standards Board to enhance financial reporting by creating common revenue recognition guidance and thereby improve the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for the Company for its annual reporting period beginning January 1, 2017, including interim periods within that reporting period. Early application is not permitted. Entities are allowed to transition to the new standard by either recasting prior periods presented or recognizing the cumulative effect of the change in accounting principle in beginning stockholders’ equity. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on the Company’s consolidated financial statements.

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

The Company is typically responsible for funding the up-front investment and ongoing operations and maintenance costs of the government portals, and generally owns all of the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing and payment processing software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to an increasing number of government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license. If the Company’s contract were not to be renewed after a defined term or if its contract was terminated by a government partner for cause, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for services provided by the Company on a SaaS basis, which would be available to the partner on a fee-for-service basis.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 18 contracts under which the Company provides outsourced portal services or software development and services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 62% of the Company’s total consolidated revenues for the year ended December 31, 2014. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contracts with the states of Arizona and Delaware.

Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At December 31, 2014, the Company was bound by performance bond commitments totaling approximately $6.6 million on certain outsourced portal contracts. The Company has never had any defaults resulting in draws on performance bonds (See Note 6).

The following is a summary of the portals in each state through which the Company provides enterprise-wide outsourced portal services to multiple government agencies:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Connecticut Interactive, LLC	www.ct.gov (Connecticut)	2014	1/9/2017 (1/9/2020)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
Delaware Interactive, LLC	www.delaware.gov (Delaware)	2011	3/31/2015 (in transition period)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	2/28/2015
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2017 (8/31/2018)
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	12/31/2014 (services continue to be provided under the terms and conditions of the prior contract)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2016 (6/8/2019)
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2015
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	3/1/2016 (3/1/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	7/1/2017 (7/1/2019)
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	3/31/2015
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2017 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	3/31/2016
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2017
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2016 (6/5/2019)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2016 (7/1/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	6/30/2016 (6/30/2020)
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/31/2016
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2016
Kansas Information Consortium, LLC	www.Kansas.gov (Kansas)	1992	12/31/2021 (annual 1-year renewal options)

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

During the fourth quarter of 2014, the Company executed a one-year contract extension with the state of Texas.

During the first quarter of 2015, the Company received a two-year contract extension from the state of Montana and a two-year contract extension from the state of Idaho. In addition, the Company executed a one-year contract extension with the state of Alabama.

Other outsourced state contracts

During the third quarter of 2014, the Company’s subsidiary, Louisiana Interactive, LLC, signed a master contract with the state of Louisiana Division of Administration, Office of Technology Services (“Louisiana Division”) that creates a framework to provide certain eGovernment services for a pilot period. The pilot period commenced during the first quarter of 2015 and the Company anticipates it will conclude in approximately 12-18 months. Subsequent to the pilot period, the Louisiana Division has the option to receive enterprise-wide eGovernment services pursuant to the master contract.

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

During the third quarter of 2014, the Company’s subsidiary, Virginia Interactive, LLC (“VI”), extended its agreement with the Virginia Department of Game and Inland Fisheries to provide eGovernment services through August 31, 2015. During the third quarter of 2014, VI extended its agreement with the Office of the Executive Secretary of the Supreme Court of Virginia to provide eGovernment services through August 31, 2015.

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

Expiring contracts

As of December 31, 2014, there were 11 contracts under which the Company provides outsourced portal services or software development and services that have expiration dates within the 12-month period following December 31, 2014. Collectively, revenues generated from these contracts represented 25% of the Company’s total consolidated revenues for the year ended December 31, 2014. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

During the first quarter of 2013, the Company’s subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. NICUSA provided transition services as required by the contract through March 26, 2014. The costs incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the years ended December 31, 2014, 2013 and 2012 revenues from the legacy Arizona portal contract were approximately $0.8 million, $3.7 million, and $3.8 million, respectively.

The Company’s subsidiary, Delaware Interactive, LLC (“DI”), has a contract with the state of Delaware to manage the state’s official government portal. Currently, the primary revenue source for DI under the contract is an annual portal management fee paid to DI by the state. During the second quarter of 2014, the state informed DI that due to fiscal constraints, it did not intend to renew its contact with DI when the contract term expired on September 30, 2014. However, during the third quarter of 2014, the Company received a six-month contract extension from the state of Delaware to provide transition services through March 31, 2015, which includes options for the government to extend the contract for additional three-month periods. The Company does not believe the expiration of its contract with the state of Delaware will have a material impact on the Company’s consolidated results of operations, cash flows or financial condition. For the years ended December 31, 2014, 2013 and 2012 revenues from the Delaware portal contract were approximately $2.4 million, $2.2 million, and $1.4 million, respectively.

4. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following at December 31:

	December 31, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internal use capitalized
software	$6,666,300	$(4,272,596)	$2,393,704	$5,187,674	$(3,323,377)	$1,864,297

Amortization expense for internal use capitalized software totaling approximately $1.0 million, $0.6 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, is included in depreciation & amortization in the consolidated statements of income. The total estimated intangible asset amortization expense in future years related to assets that have been released into production is as follows:

Fiscal Year
2015	$908,625
2016	600,406
2017	152,096
$1,661,127

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31:
	2014	2013
Equipment	$28,714,059	$26,917,914
Purchased software	10,972,449	9,782,079
Furniture and fixtures	4,924,108	4,410,355
Leasehold improvements	1,402,487	1,170,354
	46,013,103	42,280,702
Less accumulated depreciation	(33,765,863)	(27,113,651)
Property and equipment, net	$12,247,240	$15,167,051

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $8.2 million, $7.7 million and $5.7 million, respectively.

6. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

In 2014, the Company entered into an amendment to extend its $10.0 million unsecured revolving credit agreement with a bank to May 1, 2016. This revolving credit facility is available to finance working capital, issue letters of credit and finance general corporate purposes. The Company can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility. Interest on amounts borrowed is payable at the bank’s prime rate or a LIBOR rate plus a margin (as selected by the Company), in each case as defined in the agreement. That margin and the fees on outstanding letters of credit are either 1.50% (if the Company’s consolidated leverage ratio is less than or equal to 1.25:1) or 1.75% (if the Company’s consolidated leverage ratio is greater than 1.25:1) of face value per annum.

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

The Company was in compliance with each of these covenants at December 31, 2014. The Company issues letters of credit mainly as collateral for certain office leases, and to a much lesser extent, as collateral for performance on one of its outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.4 million at December 31, 2014. The Company is not currently required to cash collateralize these letters of credit. The Company had $3.6 million in available capacity to issue additional letters of credit and $8.6 million of unused borrowing capacity at December 31, 2014 under the facility. Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement. The credit agreement also includes an accordion feature that will allow the Company to increase the available capacity under the credit agreement by an additional $40.0 million, for a total of up to $50.0 million, subject to securing additional commitments from the bank.

The Company has a $1.0 million line of credit with a bank in conjunction with a corporate credit card agreement.

At December 31, 2014, the Company was bound by performance bond commitments totaling approximately $6.6 million on certain outsourced government portal contracts. The Company has never had any defaults resulting in draws on performance bonds. Had the Company been required to post 100% cash collateral at December 31, 2014 for the face value of all performance bonds, letters of credit and its line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $9.0 million and would have been classified as restricted cash.

7. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company and its subsidiaries lease office space and certain equipment under noncancellable operating leases. Future minimum lease payments under all noncancellable operating leases at December 31, 2014 are as follows:

Fiscal Year
2015	$4,353,511
2016	3,595,495
2017	3,063,107
2018	2,819,662
2019	1,128,677
Thereafter	516
Total minimum lease payments	$14,960,968

Rent expense for operating leases for the years ended December 31, 2014, 2013 and 2012 was approximately $4.3 million, $4.2 million, and $3.8 million, respectively.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently a party to any material legal proceedings.

8. STOCKHOLDERS’ EQUITY

On October 27, 2014, the Company’s Board of Directors declared a special cash dividend of $0.50 per share, payable to stockholders of record as of November 7, 2014. The dividend, totaling approximately $33.0 million, was paid on November 20, 2014 on 65,298,472 outstanding shares of common stock. A dividend equivalent of $0.50 per share was also paid simultaneously on 655,499 unvested shares of service-based restricted stock. The dividend was paid out of the Company’s available cash.

On October 28, 2013, the Company’s Board of Directors declared a special cash dividend of $0.35 per share, payable to stockholders of record as of November 8, 2013. The dividend, totaling approximately $23.0 million, was paid on January 2, 2014 on 64,987,854 outstanding shares of common stock. A dividend equivalent of $0.35 per share was also paid simultaneously on 676,281 unvested shares of service-based restricted stock. The dividend was paid out of the Company’s available cash.

On November 5, 2012, the Company’s Board of Directors declared a special cash dividend of $0.25 per share, payable to stockholders of record as of November 23, 2012. The dividend, totaling approximately $16.3 million, was paid on December 5, 2012 on 64,623,372 outstanding shares of common stock. A dividend equivalent of $0.25 per share was also paid simultaneously on 727,354 unvested shares of service-based restricted stock. The dividend was paid out of the Company’s available cash.

In addition, holders of performance-based restricted stock accrued dividend equivalents, for each of the dividends declared noted above, that could be earned and become payable in the form of shares of common stock at the end of the respective performance period to the extent that the underlying shares of restricted stock were earned.

9. INCOME TAXES

            The provision for income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
Current income taxes:
Federal	$23,161,061	$18,436,209	$14,891,245
State	3,256,031	3,154,439	1,211,358
Total	26,417,092	21,590,648	16,102,603
Deferred income taxes:
Federal	(2,295,450)	(1,111,536)	691,961
State	(165,790)	41,548	42,247
Total	(2,461,240)	(1,069,988)	734,208
Total income tax provision	$23,955,852	$20,520,660	$16,836,811

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31:

	2014	2013
Deferred tax assets:
Stock-based compensation	$1,836,673	$1,289,584
Amortization of internal use software development costs	1,755,520	1,461,246
Accrued vacation	854,463	762,293
Federal benefit of state uncertain tax positions	767,867	431,387
State net operating loss carryforwards	341,794	326,586
Deferred rent	224,187	233,923
Allowance for doubtful accounts	184,675	226,359
Amortization of software intangibles	-	638,894
Other	48,529	59,912
	6,013,708	5,430,184
Less: Valuation allowance	(332,863)	(310,369)
Total	5,680,845	5,119,815
Deferred tax liabilities:
Depreciation & capitalized internal use software and development costs	(5,056,061)	(5,382,498)
Nonrecurring gain on acquisition of business	(1,121,326)	(1,130,997)
Total	(6,177,387)	(6,513,495)
Net deferred tax liability	$(496,542)	$(1,393,680)

The Company has identified certain estimated state net operating loss (“NOL”) carryforwards that it might be unable to use. Based on a review of applicable state tax statutes, the Company concluded that there is substantial doubt it would be able to realize the full amount of certain estimated NOL carryforwards in states where the Company cannot file a consolidated income tax return or where future taxable income will not be sufficient to utilize the state NOL before it expires. As a result, the Company recorded a deferred tax asset valuation allowance totaling $0.3 million at both December 31, 2014 and 2013.

The Company’s net deferred tax liability at December 31, 2014 is primarily attributable to differences between book and tax depreciation on property and equipment purchased during 2014 and 2013. The portion of the Company’s deferred tax liability related to the nonrecurring gain on acquisition of business for certain assets acquired through the Company’s wholly-owned subsidiary Texas NICUSA, LLC in 2009 was approximately $1.1 million at both December 31, 2014 and 2013.

See Note 10 for discussion of the accounting for income tax deductions relating to the vesting of restricted stock.

The following table reconciles the statutory federal income tax rate and the effective income tax rate indicated by the consolidated statements of income:

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	2.2	3.2	1.0
Nondeductible expenses	1.2	1.4	2.5
Uncertain tax positions	1.1	1.2	0.3
Federal and state tax credits	(1.2)	(2.0)	-
Other	(0.3)	0.2	0.2
Effective federal and state income tax rate	38.0%	39.0%	39.0%

On December 19, 2014, the Tax Increase Prevention Act of 2014 (the “2014 Act”) was signed into law. The 2014 Act retroactively extended the federal research and development credit under Internal Revenue Code Section 41 (which previously expired at the end of 2013). For the 2014 tax year, the Company recognized a favorable benefit related to the federal research and development tax credit totaling approximately $0.4 million, which was recognized by the Company in the fourth quarter of 2014, the period in which the legislation was enacted. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “2012 Act”) was signed into law. The 2012 Act retroactively extended the federal research and development credit (which previously expired at the end of 2011) through the end of 2013. In accordance with authoritative accounting guidance, the Company recognized the impact of this legislation for the 2012 tax year in 2013, when the Act was signed into law. For the 2013 and 2012 tax years, the Company recognized a favorable benefit related to the federal research and development tax credit totaling approximately $0.8 million, which was recognized in 2013.

The following table provides a reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits (included in other long-term liabilities in the consolidated balance sheets) for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Balance at January 1	$1,760,434	$688,575	$586,606
Additions for tax positions of current years	1,072,333	632,309	186,596
Additions for tax positions of prior years	112,459	439,550	262,865
Expiration of the statute of limitations	(126,918)	-	-
Reductions for tax positions of prior years	(20,637)	-	(347,492)
Balance at December 31	$2,797,671	$1,760,434	$688,575

At December 31, 2014, 2013 and 2012, there were approximately $2.0 million, $1.3 million and $0.5 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease. However, the Company does not expect such increases or decreases to be material to its financial condition or results of operations.

The Company, along with its wholly owned subsidiaries, files a consolidated U.S. federal income tax return and separate income tax returns in many states throughout the U.S. The Company remains subject to U.S. federal examination for the tax years ended on or after December 31, 2011. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense in the consolidated statements of income. At December 31, 2014, 2013 and 2012, accrued interest and penalty amounts were not material.

10. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income:

	Year Ended December 31,
	2014	2013	2012
Cost of portal revenues, exclusive of
depreciation & amortization	$1,311,827	$1,100,396	$997,340
Cost of software & services revenues,
exclusive of depreciation & amortization	47,105	48,128	61,845
Selling & administrative	4,744,966	2,877,436	2,743,387
Stock-based compensation expense
before income taxes	6,103,898	4,025,960	3,802,572
Income tax benefit	(2,320,499)	(1,571,867)	(1,482,857)
Net stock-based compensation expense	$3,783,399	$2,454,093	$2,319,715

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

The NIC plan was amended and restated in May 2014. The May 2014 amendment and restatement, as approved by the Company’s Board of Directors and stockholders, modified the NIC plan to increase the number of shares the Company is authorized to grant under the NIC plan from 14,286,754 to 15,825,223 common shares. At December 31, 2014, a total of 4,977,798 shares were available for future grants under the NIC plan. The Company did not grant any stock options in 2014, 2013, or 2012, and does not currently anticipate granting stock options in the future. Instead, the Company currently expects to grant only restricted stock awards.

Restricted stock

During 2014, the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 238,317 shares with a grant-date fair value totaling approximately $4.6 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, non-employee directors of the Company were granted service-based restricted stock awards totaling 39,560 shares with a grant-date fair value totaling approximately $0.7 million. Such restricted stock awards vest one year from the date of grant.

During 2014, the Board of Directors of the Company also granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 96,706 shares with a grant-date fair value totaling approximately $1.9 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2016. The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

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

At December 31, 2014, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on January 30, 2012 ended. Based on the Company’s actual financial results from 2012 through 2014, 67,239 of the shares subject to the awards and 4,043 dividend shares were earned and vested on January 30, 2015.

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

A summary of restricted stock activity for the year ended December 31, 2014 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,043,816	$13.42
Granted	378,933	19.05
Vested	(357,960)	11.55
Canceled	(71,336)	12.89
Outstanding at December 31, 2014	993,453	16.28

The fair value of restricted stock vested during the years ended December 31, 2014, 2013 and 2012 was approximately $4.1 million, $3.5 million and $3.6 million, respectively. The weighted average grant date fair value per share of restricted stock granted during the years ended December 31, 2014, 2013 and 2012 was $19.05, $16.54 and $11.83, respectively. At December 31, 2014, the Company had approximately $7.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards. The Company expects to recognize this cost over the next 2.3 years from December 31, 2014.

Income taxes

The Company is permitted to recognize a credit to additional paid-in capital for federal income tax deductions, or windfall tax benefits, resulting from the vesting of restricted stock if such windfall tax benefits reduce income taxes payable. Following the with-and-without approach for utilization of tax attributes, the Company increased additional paid-in capital for windfall tax benefits totaling approximately $1.2 million, $1.3 million and $1.4 million, respectively, during the years ended December 31, 2014, 2013 and 2012.

Earnings per share

In calculating diluted earnings per share, the assumed proceeds in the treasury stock calculation are adjusted for any restricted stock windfall tax benefits or shortfalls that would be credited or debited, respectively, to additional paid-in capital. Upon adoption of authoritative accounting guidance for share-based payments, the Company elected to exclude the impact of pro forma deferred tax assets (i.e., the windfall or shortfall that would be recognized in the financial statements upon exercise of an award) when calculating diluted earnings per share.

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

In the offering period commencing on April 1, 2013 and ending on March 31, 2014, 68,101 shares were purchased at a price of $16.25 per share, resulting in total cash proceeds to the Company of approximately $1.1 million. In the offering period commencing on April 1, 2012 and ending on March 31, 2013, 87,578 shares were purchased at a price of $10.33 per share, resulting in total cash proceeds to the Company of approximately $0.9 million. In the offering period commencing on April 1, 2011 and ending on March 31, 2012, 78,045 shares were purchased at a price of $10.33 per share, resulting in total cash proceeds to the Company of approximately $0.8 million. The next offering period under this plan commenced on April 1, 2014. The closing fair market value of NIC common stock on the first day of the current offering period was $19.80 per share.

The fair values of the offerings were estimated on the dates of grant using the Black-Scholes model using the assumptions in the following table.

	March 31, 2015 Offering	March 31, 2014 Offering	March 31, 2013 Offering
Risk-free interest rate	0.13%	0.14%	0.19%
Expected dividend yield	3.08%	3.73%	4.34%
Expected life	1.0 year	1.0 year	1.0 year
Expected stock price volatility	35.97%	28.84%	37.30%
Weighted average fair value of ESPP rights	$5.38	$4.59	$3.27

The Black-Scholes option-pricing model was not developed for use in valuing employee ESPP rights, but was developed for use in estimating the fair value of traded stock options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation, or should not be used to predict the value ultimately realized by employees who receive equity awards. Because changes in the subjective assumptions can materially affect the fair value estimate and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of employee ESPP rights.

Defined contribution 401(k) profit sharing plan

The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment and non-full time employees are eligible upon reaching 1,000 hours of service in the relevant period. A discretionary match by the Company of an employee’s contribution of up to 5% of base salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $2.1 million, $1.8 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

11. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Outsourced Portals segment is the Company’s only reportable segment and generally includes the Company’s subsidiaries operating outsourced state and local government portals and the corporate divisions that directly support portal operations. The Other Software & Services category primarily includes the Company’s subsidiaries that provide software development and services, other than outsourced portal services, to state and local governments as well as federal agencies. Each of the Company’s businesses within the Other Software & Services category is an operating segment and has been grouped together to form the Other Software & Services category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.” There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all reportable and operating segments.

The measure of profitability by which management, including the Company’s chief operating decision maker, evaluates the performance of its segments and allocates resources to them is operating income (loss) before income taxes. Segment assets or other segment balance sheet information is not presented to the Company’s chief operating decision maker. Accordingly, the Company has not presented information relating to segment assets.

The table below reflects summarized financial information for the Company’s reportable and operating segments for the years ended December 31:

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2014
Revenues	$255,743,418	$16,353,153	$-	$272,096,571
Costs & expenses	169,651,750	4,896,703	25,357,029	199,905,482
Depreciation & amortization	8,817,939	36,999	322,080	9,177,018
Operating income (loss) before income taxes	$77,273,729	$11,419,451	$(25,679,109)	$63,014,071
2013
Revenues	$235,183,005	$14,095,660	$-	$249,278,665
Costs & expenses (1)	157,157,237	4,806,810	26,422,778	188,386,825
Depreciation & amortization	8,001,597	53,475	278,017	8,333,089
Operating income (loss) before income taxes	$70,024,171	$9,235,375	$(26,700,795)	$52,558,751
2012
Revenues	$198,414,662	$11,757,514	$-	$210,172,176
Costs & expenses (1)	134,866,958	4,538,186	21,072,941	160,478,085
Depreciation & amortization	6,225,114	60,557	232,861	6,518,532
Operating income (loss) before income taxes	$57,322,590	$7,158,771	$(21,305,802)	$43,175,559

(1)
The Company reclassified certain income statement employee benefit-related expenses for the years ended December 31, 2013 and 2012 to conform to the new 2014 presentation. The reclassification resulted in a reduction of costs & expenses in Other Reconciling Items of $4.0 million and $3.4 million for the years ended December 31, 2013 and 2012, respectively, and a corresponding increase in costs & expenses in Outsourced Portals ($3.9 million and $3.3 million for the years ended December 31, 2013 and 2012, respectively) and Other Software & Services ($0.1 million for each of the years ended December 31, 2013 and 2012). See Note 2

The highest volume, most commercially valuable service the Company offers is access to motor vehicle driver history records (referred to as DHR) through the Company’s outsourced government portals. This service accounted for approximately 35%, 34% and 34% of the Company’s total consolidated revenues in 2014, 2013 and 2012, respectively. In addition, the Company offers a service in several states for online motor vehicle registration and licensing. This service accounted for approximately 12%, 13% and 10% of the Company’s total consolidated revenues in 2014, 2013 and 2012, respectively. No other services accounted for 10% or more of the Company’s total consolidated revenues for the years ended December 31, 2014, 2013 or 2012.

A primary source of revenue is derived from data resellers, who use the Company’s government portals to access DHR records for the auto insurance industry. For the years ended December 31, 2014, 2013 and 2012, one of these data resellers accounted for approximately 24%, 22% and 23% of the Company’s total consolidated revenues, respectively. At December 31, 2014 and 2013, this one data reseller accounted for approximately 24% and 23%, respectively, of the Company’s accounts receivable.

For the years ended December 31, 2014, 2013 and 2012, the Company’s Texas portal accounted for approximately 22%, 23% and 21% of the Company’s total consolidated revenues, respectively. No other state portal contract accounted for more than 10% of the Company’s total consolidated revenues for the years ended December 31, 2014, 2013 or 2012.

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

2014
	Three Months Ended				Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Revenues:
Portal revenues	$61,482,452	$66,807,907	$65,304,664	$62,148,395	$255,743,418
Software & services revenues	3,915,233	4,345,879	4,222,534	3,869,507	16,353,153
Total revenues	65,397,685	71,153,786	69,527,198	66,017,902	272,096,571
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization (1)	37,559,503	39,550,094	39,090,865	39,984,873	156,185,335
Cost of software & services revenues,
exclusive of depreciation &
amortization (1)	993,324	1,244,843	1,287,083	1,258,356	4,783,606
Selling & administrative (1)	9,208,685	9,840,579	10,396,876	9,490,401	38,936,541
Depreciation & amortization	2,249,734	2,277,048	2,292,382	2,357,854	9,177,018
Total operating expenses	50,011,246	52,912,564	53,067,206	53,091,484	209,082,500
Operating income before income taxes	15,386,439	18,241,222	16,459,992	12,926,418	63,014,071
Income tax provision	6,010,054	7,213,057	6,098,567	4,634,174	23,955,852
Net income	$9,376,385	$11,028,165	$10,361,425	$8,292,244	$39,058,219

Basic net income per share	$0.14	$0.17	$0.16	$0.12	$0.59
Diluted net income per share	$0.14	$0.17	$0.16	$0.12	$0.59

Weighted average shares outstanding:
Basic	65,056,725	65,244,575	65,287,702	65,301,797	65,223,549
Diluted	65,056,725	65,244,575	65,287,702	65,363,104	65,277,758

(1)
The Company reclassified certain income statement employee benefit-related expenses for the three months ended March 31, 2014, June 30, 2014 and September 30, 2014 to conform to the new 2014 presentation. The reclassification resulted in a reduction of selling & administrative expenses of $1.1 million, $1.0 million and $1.0 million for the three months ended March 31, 2014, June 30, 2014 and September 30, 2014, respectively, and a corresponding increase in cost of portal revenues ($1.1 million, $1.0 million and $1.0 million for the three months ended March 31, 2014, June 30, 2014 and September 30, 2014, respectively). The reclassification had no effect on total operating expenses, operating income, net income, earnings per share or cash flows.

2013
	Three Months Ended				Year Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Revenues:				(1)
Portal revenues	$58,042,459	$62,093,296	$57,721,350	$57,325,900	$235,183,005
Software & services revenues	3,182,291	3,844,035	3,608,409	3,460,925	14,095,660
Total revenues	61,224,750	65,937,331	61,329,759	60,786,825	249,278,665
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization (2)	33,812,184	35,938,386	40,640,470	36,616,206	147,007,246
Cost of software & services revenues,
exclusive of depreciation &
amortization (2)	1,143,373	1,227,673	936,416	1,190,771	4,498,233
Selling & administrative (2)	8,537,841	8,981,190	9,489,807	9,872,508	36,881,346
Depreciation & amortization	2,026,623	2,049,189	2,144,842	2,112,435	8,333,089
Total operating expenses	45,520,021	48,196,438	53,211,535	49,791,920	196,719,914
Operating income before income taxes	15,704,729	17,740,893	8,118,224	10,994,905	52,558,751
Income tax provision	5,747,849	6,933,086	3,025,500	4,814,225	20,520,660
Net income	$9,956,880	$10,807,807	$5,092,724	$6,180,680	$32,038,091

Basic net income per share	$0.15	$0.16	$0.08	$0.09	$0.49
Diluted net income per share	$0.15	$0.16	$0.08	$0.09	$0.49

Weighted average shares outstanding:
Basic	64,709,515	64,889,767	64,961,138	64,991,597	64,888,978
Diluted	64,709,515	64,889,767	64,968,858	65,060,718	64,954,366

(1)
The Company’s higher effective tax rate in the fourth quarter of 2013 (44%) was driven primarily by changes in state taxes, including true-ups upon the filing of state returns in the fourth quarter of 2013, which lowered earnings per share by approximately $0.01.

(2)
The Company reclassified certain income statement employee benefit-related expenses for the three months ended March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013 and the year ended December 31, 2013 to conform to the new 2014 presentation. The reclassification resulted in a reduction of selling & administrative expenses of $1.1 million, $1.1 million, $0.9 million, $1.0 million and $4.0 million for the three months ended March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013, and the year ended December 31, 2013, respectively, and a corresponding increase in cost of portal revenues ($1.1 million, $1.1 million, $0.9 million, $1.0 million and $3.9 million for the three months ended March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013, and the year ended December 31, 2013, respectively) and cost of software & services revenues ($0.1 million for the year ended December 31, 2013). The reclassification had no effect on total operating expenses, operating income, net income, earnings per share or cash flows.

13. SUBSEQUENT EVENT

One of the customers who does business with most of the Company’s subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on February 8, 2015. At December 31, 2014 and February 8, 2015, the Company had outstanding accounts receivable from this customer of approximately $1.4 million and $2.2 million, respectively, pursuant to what the Company believes are written executory contracts. As of the date of this filing, the Company is in the process of evaluating the collectability of its outstanding accounts receivable from this customer, and due to the preliminary nature of the assessment, is currently unable to estimate the amount or range of amounts, if any, that it may not be able to collect.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting – As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Structure and Practices of the Board of Directors – Corporate Governance Principles and Best Practices and Code of Business Conduct and Ethics, – Committees of the Board, – Nomination of Directors and – Involvement in Certain Legal Proceedings” set forth in the Company’s definitive proxy statement related to its 2015 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides information regarding securities to be issued upon the exercise of outstanding options, warrants and rights and securities available for issuance under the Company’s equity compensation plans as of December 31, 2014:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding as of December 31, 2014	Weighted average exercise price of outstanding options, warrants and rights shown in Column A	Number of securities available for future issuance as of December 31, 2014
Equity compensation plans
approved by stockholders:
Restricted stock awards	-	$-	4,977,798	See Note (1)
Employee stock purchase plan	See Note (2)	See Note (2)	1,378,035
Equity compensation plans
not approved by stockholders	-	-	-
Total	-	$-	6,355,833

(1)	The amount shown excludes 993,453 shares subject to outstanding unvested restricted stock awards.

(2)
March 31, 2014 was the purchase date of common stock for the most recently completed offering period under the Company’s employee stock purchase plan. Therefore, as of such date, no purchase rights were outstanding. The purchase price for the offering period ended March 31, 2014, was $16.25 per share, and the total number of shares purchased was 68,101.

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

NIC INC.
Date: February 24, 2015	By:	/s/ Harry Herington
Harry Herington, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Harry Herington	Chairman of the Board and Chief Executive Officer	February 24, 2015
	Harry Herington	(Principal Executive Officer)

	/s/ Stephen M. Kovzan	Chief Financial Officer	February 24, 2015
	Stephen M. Kovzan	(Principal Financial Officer)

	/s/ Aimi Daughtery	Chief Accounting Officer	February 24, 2015
	Aimi Daughtery	(Principal Accounting Officer)

	Art N. Burtscher*	Lead Independent Director
	Daniel J. Evans*	Director
	Karen S. Evans*	Director
	Ross C. Hartley*	Director
	C. Brad Henry*	Director
	Alexander C. Kemper*	Director
	William M. Lyons*	Director
	Pete Wilson*	Director

*By	/s/ Harry Herington
Harry Herington
Attorney-in-fact February 24, 2015

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of NIC Inc., a Delaware corporation (1)
3.2	Bylaws of NIC Inc., a Delaware corporation (2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate of the registrant (3)
10.1	Registrant’s 1999 Employee Stock Purchase Plan (4) **
10.2	Employment agreement between the Registrant and Harry Herington, dated February 5, 2013 (5) **
10.3	Employment agreement between the Registrant and William F. Bradley, dated February 5, 2013 (6) **
10.4	Employment agreement between the Registrant and Stephen M. Kovzan, dated February 5, 2013 (7) **
10.5	Employment agreement between the Registrant and Robert W. Knapp, dated February 5, 2013 (8) **
10.6	Employment agreement between the Registrant and Ron E. Thornburgh, dated February 5, 2013 (9) **
10.7	NIC Inc. 2014 Amended and Restated Stock Compensation Plan (10) **
10.8	Form of Restricted Stock Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan (11) **
10.9	Form of Stock Option Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan (12) **
10.10	NIC Inc. Compensation Program For Certain Executive Officers (13) **
10.11	NIC Inc. Management Annual Incentive Plan, as amended October 9, 2014 (14) **
10.12	Form of Performance-Based Restricted Stock Agreement under the NIC Inc. 2014 Amended and Restated Stock Compensation Plan (15) **
10.13	Form of Indemnification Agreement between the registrant and each of its executive officers and directors (16) **
10.14	Amendment to Registrant’s 1999 Employee Stock Purchase Plan (17) **
10.15	NIC Sales Commission Bonus Plan, Senior Vice President of Business Development, as amended February 5, 2013 (18) **
10.16	NIC Profit Sharing and Incentive Program, Senior Vice President of Business Development, as amended October 9, 2014 (19) **
10.17	NIC Inc. Executive Incentive Plan (20) **
10.18	Amended and Restated Credit Agreement Dated as of August 6, 2014 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (21)
10.19	NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, as amended (22) **
10.20	Form of Restricted Stock Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (23) **
10.21	Form of Stock Option Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (24) **
10.22	Form of Performance-Based Restricted Stock Agreement under the NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, (25) **
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from NIC Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012 (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013, and 2012 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

(1)	Incorporated by reference from Exhibit 3.2 to the Form 8-K (File No. 000-26621) filed with the SEC on May 11, 2009 and incorporated herein by reference.
(2)	Incorporated by reference from Exhibit 3.3 to the Form 8-K (File No. 000-26621) filed with the SEC on May 11, 2009 and incorporated herein by reference.
(3)	Incorporated by reference from Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-77939, filed with the SEC on June 18, 1999.
(4)	Incorporated by reference from Exhibit 10.3 to the Registration Statement on Form S-1, File No. 333-77939, filed with the SEC on May 6, 1999, and incorporated herein by reference.
(5)	Incorporated by reference to Exhibit 10.3 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(6)	Incorporated by reference to Exhibit 10.4 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(7)	Incorporated by reference to Exhibit 10.5 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(8)	Incorporated by reference to Exhibit 10.6 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(9)	Incorporated by reference to Exhibit 10.7 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(10)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on May 8, 2014.
(11)	Incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 000-26621) filed with the SEC on October 14, 2014.
(12)	Incorporated by reference to Exhibit 10.5 to the Form 8-K (File No. 000-26621) filed with the SEC on October 14, 2014.
(13)	Incorporated by reference to the Form 8-K (File No. 000-26621) filed with the SEC on March 6, 2008.

(14)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on October 9, 2014.
(15)	Incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 000-26621) filed with the SEC on October 9, 2014.
(16)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on May 11, 2009.
(17)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 000-26621) filed with the SEC on May 7, 2010.
(18)	Incorporated by reference to Exhibit 10.24 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(19)	Incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 000-26621) filed with the SEC on October 9, 2014.
(20)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on May 2, 2012.
(21)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q (File No. 000-26621) filed with the SEC on August 7, 2014.
(22)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-136016) filed with the SEC on July 25, 2006.
(23)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 7, 2007.
(24)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 7, 2007.
(25)	Incorporated by reference to Exhibit 10.17 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.

** Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.