Form 10-Q
period 2015-03-31
NIC INC
filed 2015-05-05
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 22, 2015, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 65,543,402.

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$92,104	$87,983
Trade accounts receivable, net (Note 1)	67,822	57,468
Deferred income taxes, net	1,079	1,039
Prepaid expenses & other current assets	12,525	11,502
Total current assets	173,530	157,992
Property and equipment, net	11,018	12,247
Intangible assets, net	2,395	2,394
Other assets	444	446
Total assets	$187,387	$173,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,318	$41,402
Accrued expenses	16,498	19,751
Other current liabilities	2,458	2,902
Total current liabilities	67,274	64,055

Deferred income taxes, net	1,558	1,536
Other long-term liabilities	3,563	3,350
Total liabilities	72,395	68,941

Commitments and contingencies (Notes 1 and 2)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
65,543 and 65,303 shares issued and outstanding	7	7
Additional paid-in capital	96,546	94,690
Retained earnings	18,439	9,441
Total stockholders' equity	114,992	104,138
Total liabilities and stockholders' equity	$187,387	$173,079

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended
	March 31,
Revenues:	2015	2014
Portal revenues	$65,914	$61,482
Software & services revenues	4,445	3,915
Total revenues	70,359	65,397
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization (Note 1)	41,494	37,560
Cost of software & services revenues, exclusive of depreciation & amortization	1,290	993
Selling & administrative (Note 1)	10,538	9,208
Depreciation & amortization	2,292	2,250
Total operating expenses	55,614	50,011
Operating income before income taxes	14,745	15,386
Income tax provision	5,804	6,010
Net income	$8,941	$9,376

Basic net income per share (Note 1)	$0.14	$0.14
Diluted net income per share (Note 1)	$0.14	$0.14

Weighted average shares outstanding:
Basic	65,387	65,057
Diluted	65,387	65,057

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Retained Earnings	Total
Balance, January 1, 2015	65,303	$7	$94,690	$9,441	$104,138
Net income	-	-	-	8,941	8,941
Restricted stock vestings	258	-	74	-	74
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	18	57	75
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(93)	-	(1,581)	-	(1,581)
Stock-based compensation	-	-	2,159	-	2,159
Tax deductions relating to stock-based compensation	-	-	204	-	204
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(149)	-	(149)
Issuance of common stock under employee stock purchase plan	75	-	1,131	-	1,131
Balance, March 31, 2015	65,543	$7	$96,546	$18,439	$114,992

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$8,941	$9,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	2,292	2,250
Stock-based compensation expense	2,159	1,000
Deferred income taxes	(1,436)	(676)
Loss on disposal of property and equipment	27	104
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(10,354)	(8,797)
Decrease in prepaid expenses & other current assets	395	2,241
(Increase) decrease in other assets	2	(34)
Increase in accounts payable	6,916	7,987
(Decrease) in accrued expenses	(4,960)	(7,227)
Increase (decrease) in other current liabilities	(444)	415
Increase in other long-term liabilities	213	161
Net cash provided by operating activities	3,751	6,800

Cash flows from investing activities:
Purchases of property and equipment	(677)	(919)
Capitalized internal use software development costs	(288)	(325)
Net cash used in investing activities	(965)	(1,244)

Cash flows from financing activities:
Proceeds from employee common stock purchases	1,131	1,107
Tax deductions related to stock-based compensation	204	690
Net cash provided by financing activities	1,335	1,797

Net increase in cash	4,121	7,353
Cash, beginning of period	87,983	74,245
Cash, end of period	$92,104	$81,598

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$126	$189
Cash payments:
Income taxes paid	$6,414	$6,532
Cash dividends on common stock previously restricted for payment of dividend	$-	$22,982

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Unaudited Consolidated Financial Statements of NIC Inc. and its subsidiaries (“NIC” or the “Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the Unaudited Consolidated Financial Statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries as of the dates and for the interim periods presented. These Unaudited Consolidated Financial Statements and Notes should be read in conjunction with the Audited Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 24, 2015, and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. The consolidated balance sheet data included herein as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative expenses and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation and benefits (including stock-based compensation), provision for losses on accounts receivable, subcontractor labor costs, gains and losses on disposal of assets, telecommunications, fees required to process credit/debit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, gains and losses on disposal of assets and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative expenses consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative expenses also consist of management incentive compensation, including stock-based compensation, and corporate-level expenses for market development, public relations and gains and losses on disposal of assets.

 The Company reclassified certain income statement employee benefit-related expenses for the three-month period ended March 31, 2014 to conform to the 2015 presentation. The reclassification resulted in a reduction of selling & administrative expenses of $1.1 million for the three-month period ended March 31, 2014 and a corresponding increase in cost of portal revenues. The reclassification had no effect on total operating expenses, operating income, net income, earnings per share or cash flows. Certain other income statement amounts for the three-month period ended March 31, 2014 have been reclassified to conform to the 2015 presentation.

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

One of the customers who does business with most of the Company’s subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code on February 8, 2015. As of the date of this filing, the Company is in the process of evaluating certain potential contingent liabilities, including outstanding accounts receivable, in connection with the customer’s bankruptcy. While the result of the potential contingent liabilities cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its results of operations or financial position.

The Company’s allowance for doubtful accounts at both March 31, 2015 and December 31, 2014 was $0.5 million.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.7 million at both March 31, 2015 and 2014. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 31,
	2015	2014
Numerator:
Net income	$8,941	$9,376
Less: Income allocated to participating securities	(85)	(94)
Net income available to common stockholders	$8,856	$9,282
Denominator:
Weighted average shares - basic	65,387	65,057
Performance-based restricted stock awards	-	-
Weighted average shares - diluted	65,387	65,057

Basic net income per share:
Net income	$0.14	$0.14

Diluted net income per share:
Net income	$0.14	$0.14

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At March 31, 2015, the amount of cash covered by FDIC deposit insurance was approximately $10.4 million, and approximately $81.7 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 17 contracts under which the Company provides outsourced portal services or software development and services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 62% of the Company’s total consolidated revenues for the three-month period ended March 31, 2015. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contract with the states of Arizona and Delaware.

Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. The Company has never had any defaults resulting in draws on performance bonds. At March 31, 2015, the Company was bound by performance bond commitments totaling approximately $6.6 million on certain outsourced portal contracts.

The following is a summary of the portals in each state through which the Company provides enterprise-wide outsourced portal services to multiple government agencies as of March 31, 2015:

NIC Portal Entity (1)	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Connecticut Interactive, LLC	www.ct.gov (Connecticut)	2014	1/9/2017 (1/9/2020)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2016 (8/10/2019)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	5/1/2020 (5/1/2022)
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2017 (8/31/2018)
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2015
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2016 (6/8/2019)
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2015
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	3/1/2016 (3/1/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	7/1/2017 (7/1/2019)
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	3/31/2016 (3/31/2020)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2017 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	3/31/2017
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2017
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2016 (6/5/2019)

NIC Portal Entity (1)	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2016 (7/1/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	6/30/2016 (6/30/2020)
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/31/2016
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2016
Kansas Information Consortium, LLC	www.Kansas.gov (Kansas)	1992	12/31/2021 (annual 1-year renewal options)
(1)	The Company’s contract with the state of Delaware expired on March 31, 2015.

During the first quarter of 2015, the Company received two-year contract extensions from the states of Montana and Idaho. In addition, the Company executed one-year contract extensions with the states of Alabama and Tennessee.

During the second quarter of 2015, the Company signed a new one-year contract with the state of Oklahoma, which includes four one-year renewal options for the government to extend the contract. In addition, the Company was awarded a new five-year contract with the state of New Jersey, which includes two one-year renewal options for the government to extend the contract.

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

Outsourced Federal Contracts

The Company’s subsidiary, NIC Federal, LLC (“NIC Federal”, formerly known as NIC Technologies, LLC) has a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model. The Company’s contract with the FMCSA expires on August 16, 2015.

Any renewal of the contract with the FMCSA beyond the current term is at the option of the FMCSA and the contract can be terminated by the FMCSA without cause on a specified period of notice. The loss of the contract as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce the Company’s revenues and profitability. In addition, the Company has limited control over the level of fees it is permitted to retain under the contract with the FMCSA. Any changes made to the amount or percentage of fees retained by the Company, or to the amounts charged for the services offered, could materially affect the profitability of this contract.

Expiring Contracts

As of March 31, 2015, there were 10 contracts under which the Company provides outsourced portal services or software development and services that have expiration dates within the 12-month period following March 31, 2015. Collectively, revenues generated from these contracts represented 24% of the Company’s total consolidated revenues for the three-month period ended March 31, 2015. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

During the first quarter of 2013, the Company’s subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. The contract under which NICUSA provided outsourced portal services to agencies of the state of Arizona expired on June 26, 2013 and was subsequently extended through March 26, 2014. NICUSA provided transition services as required by the contract through the March 26, 2014 expiration date of the contract. The costs incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the three-month period ended March 31, 2014, revenues from the legacy Arizona portal contract were approximately $0.8 million.

The contract under which the Company’s subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. The primary revenue source for DI under the contract was an annual portal management fee paid to DI by the state. During the second quarter of 2014, the state informed DI that due to fiscal constraints, it did not intend to renew its contract with DI when the contract term expired. The costs incurred in transitioning out of DI’s contract with the state of Delaware, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For each of the three-month periods ended March 31, 2015 and 2014, revenues from the Delaware portal contract were approximately $0.6 million.

3.  STOCKHOLDERS’ EQUITY

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

4.  STOCK BASED COMPENSATION

During the first quarter of 2015, the Board of Directors of the Company granted to certain management-level employees and executive officers service-based restricted stock awards totaling 252,363 shares with a grant-date fair value totaling approximately $4.2 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures.

During the first quarter of 2015, the Board of Directors of the Company also granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 109,705 shares with a grant-date fair value totaling approximately $1.9 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2017.

The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

●	Operating income growth (three-year compound annual growth rate);

●	Total consolidated revenue growth (three-year compound annual growth rate); and

●	Cash flow return on invested capital, excluding income taxes paid (three-year average).

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended
	March 31,
	2015	2014
Cost of portal revenues, exclusive of depreciation & amortization	$404	$282
Cost of software & services revenues, exclusive of depreciation & amortization	11	12
Selling & administrative	1,744	706
Stock-based compensation expense before income taxes	2,159	1,000
Income tax benefit	(850)	(391)
Net stock-based compensation expense	$1,309	$609

5.  REPORTABLE SEGMENT AND RELATED INFORMATION

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three month-period ended March 31 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2015
Revenues	$65,914	$4,445	$-	$70,359
Costs & expenses	44,911	1,290	7,121	53,322
Depreciation & amortization	2,176	9	107	2,292
Operating income (loss) before income taxes	$18,827	$3,146	$(7,228)	$14,745

2014
Revenues	$61,482	$3,915	$-	$65,397
Costs & expenses (1)	39,510	955	7,296	47,761
Depreciation & amortization	2,169	11	70	2,250
Operating income (loss) before income taxes	$19,803	$2,949	$(7,366)	$15,386

(1)
The Company reclassified certain income statement employee benefit-related expenses for the three-month period ended March 31, 2014 to conform to the 2015 presentation. The reclassification resulted in a reduction of costs & expenses in Other Reconciling Items of $1.1 million for the three-month period ended March 31, 2014 and a corresponding increase in costs & expenses in Outsourced Portals. See Note 1.

For each of the three-month periods ended March 31, 2015 and 2014, the Company’s Texas portal contract accounted for approximately 22% of the Company’s total consolidated revenues. No other contract accounted for 10% or more of the Company’s total consolidated revenues for the three-month periods ended March 31, 2015 or 2014, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (the “Company”, “NIC”, “we” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, NIC’s ability to successfully integrate into its operations recently awarded eGovernment contracts; NIC’s ability to implement its new portal contracts in a timely and cost-effective manner; NIC’s ability to successfully increase the adoption and use of eGovernment services; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; the success of the Company in renewing existing contracts and in signing contracts with new states and federal government agencies; continued favorable government legislation; NIC’s ability to develop new services; existing states and agencies adopting those new services; acceptance of eGovernment services by businesses and citizens; competition; the possibility of security breaches or disruptions through cyber attacks or other events and any resulting liability; and general economic conditions and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2014 Annual Report on Form 10-K filed on February 24, 2015 with the SEC. Investors should read all of these discussions of risks carefully.

All forward-looking statements made in this Form 10-Q speak only as of the date of this report. We will not update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

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

Any renewal of the outsourced portal contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 17 contracts under which we provide outsourced portal services or software development and services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 62% of our total consolidated revenues for the three-month period ended March 31, 2015. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below regarding the expiration of our contracts with the states of Arizona and Delaware.

In our software & services businesses, the majority of our revenues are generated from a contract with the Federal Motor Carrier Safety Administration (“FMCSA”), to provide outsourced services through our NIC Federal, LLC (“NIC Federal”, formerly NIC Technologies, LLC) subsidiary. The contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide uses the self-funded, transaction-based business model. Our contract with the FMCSA expires on August 16, 2015.

Any renewal of the contract with the FMCSA beyond the current term is at the option of the FMCSA and the contract can be terminated by the FMCSA without cause on a specified period of notice. The loss of the contract as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability. In addition, we have limited control over the level of fees we are permitted to retain under the contract with the FMCSA. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of this contract.

As of March 31, 2015, there were 10 contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following March 31, 2015. Collectively, revenues generated from these contracts represented 24% of our total consolidated revenues for the three-month period ended March 31, 2015. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation on our part, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

During the first quarter of 2013, our subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. The contract under which NICUSA provided outsourced portal services to agencies of the state of Arizona expired on June 26, 2013 and was subsequently extended through March 26, 2014. NICUSA provided transition services as required by the contract through the March 26, 2014 expiration date of the contract. The costs incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on our consolidated results of operations, cash flows, or financial condition. For the three-month period ended March 31, 2014, revenues from the legacy Arizona portal contract were approximately $0.8 million.

The contract under which our subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. The primary revenue source for DI under the contract was an annual portal management fee paid to DI by the state. During the second quarter of 2014, the state informed DI that due to fiscal constraints, it did not intend to renew its contract with DI when the contract term expired. The costs incurred in transitioning out of DI’s contract with the state of Delaware, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on our consolidated results of operations, cash flows, or financial condition. For each of the three-month periods ended March 31, 2015 and 2014, revenues from the Delaware portal contract were approximately $0.6 million.

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

Our outsourced portal businesses

We categorize our portal revenues according to the underlying source of revenue. A brief description of each category follows:

●
IGS transaction-based: transaction fees from interactive government services, referred to as IGS, are fees from sources other than electronic access to motor vehicle driver history records, for transactions conducted by business users and consumer users through our portals and are generally recurring. For a representative listing of the IGS transactions we currently offer through our portals, refer to Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 24, 2015.

●
DHR transaction-based: transaction fees from driver history records, referred to as DHR, are fees for providing electronic access to motor vehicle driver history records from our state portals to data resellers, insurance companies, and other pre-authorized customers on behalf of our state partners, and are generally recurring.

●
Portal software development and services: these are revenues from the performance of application development projects and other time and materials services for our government partners. While we actively market these services, they do not have the same degree of predictability as our transaction-based or portal management revenues and are not generally recurring. As a result, these revenues are excluded from our recurring portal revenue percentage.

●
Portal management: these are revenues from the performance of fixed fee portal management services for our current and former government partners in the states of Indiana, Delaware and Arizona and are generally recurring. Our Arizona portal contract expired on March 26, 2014 and our Delaware portal contract expired on March 31, 2015.

Our software & services businesses

NIC Federal currently earns a significant portion of its revenues from its contract with the FMCSA to develop and manage the PSP for motor carriers nationwide, using a self-funded, transaction-based business model. NIC Federal recognizes revenues from this contract (primarily transaction-based information access fees) when the services are provided at the time of the transactions. NIC Federal also earns a portion of its revenues from fixed fee and time and materials application development and outsourced maintenance contracts with other government agencies and recognizes revenues as services are provided.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from the information provided under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 24, 2015.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three-month periods ended March 31, 2015 and 2014. This discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Form 10-Q.

Due to the expiration of our contract with the state of Arizona on March 26, 2014, the operating results for our Arizona portal have been removed from the same state category for the three-month period ended March 31, 2015. Furthermore, our newer portal contract with the state of Connecticut has been excluded from the same state category for the three-month period ended March 31, 2015, because it had not generated self-funded revenues for two full periods. We generated no revenues from the Louisiana pilot for the three-month period ended March 31, 2015.

We reclassified certain income statement employee benefit-related expenses for the three-month period ended March 31, 2014 to conform to the 2015 presentation. The reclassification resulted in a reduction of selling & administrative expenses of $1.1 million for the three-month period ended March 31, 2014 and a corresponding increase in cost of portal revenues. In addition, the reclassification resulted in a reduction of selling & administrative expenses as a percentage of total consolidated revenues of 2% for the three-month period ended March 31, 2014 and a corresponding decrease in portal gross profit percentage. The reclassification had no effect on total operating expenses, operating income, net income, earnings per share or cash flows.

	Three months ended
	March 31,
Key Financial Metrics	2015	2014
Revenue growth - outsourced portals	7%	6%
Same state revenue growth - outsourced portals	7%	7%
Recurring portal revenue as a % of total portal revenues	97%	95%
Gross profit % - outsourced portals	37%	39%
Revenue growth - software & services	14%	23%
Gross profit % - software & services	71%	75%
Selling & administrative expenses as a % of total revenues	15%	14%
Operating income margin % (operating income as a % of total revenues)	21%	24%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended March 31,
Portal Revenue Analysis	2015	% Change	2014
IGS transaction-based	$36,147	12%	$32,369
DHR transaction-based	25,652	9%	23,476
Portal software development	2,295	(24%)	3,027
Portal management	1,820	(30%)	2,610
Total	$65,914	7%	$61,482

Portal revenues in the current quarter increased 7%, or approximately $4.4 million, over the prior year quarter mainly due to a 7%, or $4.1 million, increase in same state portal revenues (portals in operation and generating self-funded revenues for two full periods). An increase in revenues from our newer portal in Connecticut, which began generating revenues in April 2014, totaling approximately $1.1 million was partially offset by a decrease in revenues from our Arizona portal totaling approximately $0.8 million due to the expiration of our contract with the state of Arizona on March 26, 2014, as further discussed above.

Same state portal revenues in the current quarter increased 7% over the prior year quarter primarily due to higher revenues from our Texas, Colorado and Arkansas portals, among others. Same state IGS transaction-based revenues increased 12% in the current quarter due to higher revenues from several key services, including vital record searches in Texas, motor vehicle registrations in Colorado and payment processing in Arkansas. Same state IGS transaction-based revenues were negatively impacted in the current quarter by a temporary decline in revenues from our Texas portal totaling approximately $0.7 million due to a change in legislation that affected the timing of revenues from a vehicle inspection service with the Texas Department of Public Safety. Same state DHR transaction-based revenues grew 5% in the current quarter compared to 4% in the prior year quarter. The increase in same state DHR transaction-based revenues in the current quarter was mainly due to DHR price increases at two of our state portals that became effective in the second quarter of 2014 and at one of our state portals that became effective in the first quarter of 2015. Our same state portal software development and services revenues decreased 23% in the current quarter due to lower project-based revenues from our Texas and Arkansas portals, among others.

COST OF PORTAL REVENUES.  In the analysis below, we have categorized our cost of portal revenues between fixed and variable costs (in thousands), with the corresponding percentage increase or decrease from the prior year period. Fixed costs include costs such as employee compensation and benefits (including stock-based compensation), provision for losses on accounts receivable, subcontractor labor costs, gains and losses on disposal of assets, telecommunications and all other costs associated with the provision of dedicated client service such as dedicated facilities. Variable costs consist of costs that vary with our level of portal revenues and primarily include interchange fees required to process credit/debit card and automated clearinghouse transactions and, to a lesser extent, costs associated with revenue share arrangements with our state partners.

	Three months ended March 31,
Cost of Portal Revenue Analysis	2015	% Change	2014
Fixed costs	$27,178	9%	$24,965
Variable costs	14,316	14%	12,595
Total	$41,494	10%	$37,560

Cost of portal revenues in the current quarter increased 10%, or approximately $3.9 million, over the prior year quarter due mainly to a 10%, or approximately $3.8 million, increase in same state cost of portal revenues, an increase in cost of portal revenues from our newer portal in Connecticut ($0.3 million) and start-up costs from the Louisiana pilot ($0.3 million). These increases were partially offset by a $0.5 million decrease in cost of portal revenues from our Arizona portal due to the expiration of our contract with the state of Arizona on March 26, 2014, as further discussed above.

The increase in same state cost of portal revenues in the current quarter was partially attributable to higher employee compensation and benefit costs, higher software maintenance costs across various portals and non-recurring third-party service costs from our Texas portal totaling approximately $0.7 million resulting from the change in legislation affecting the vehicle inspection service, as further discussed above. In addition, the increase in same state cost of portal revenues in the current quarter was partially attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above. A significant percentage of our IGS transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a percentage of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit percentage was 37% in the current quarter, down from 39% in the prior year quarter, due mainly to a temporary decline in gross profits in the current quarter attributable to the Texas vehicle inspection service ($1.4 million), start-up costs from our pilot program in Louisiana ($0.3 million) and a decrease in gross profits from our Arizona portal ($0.3 million) due to expiration of the Arizona portal contract on March 26, 2014, as further discussed above. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended March 31,
Software & Services Revenue Analysis	2015	% Change	2014
NIC Federal (formerly, NIC Technologies)	$2,982	12%	$2,661
Other	1,463	17%	1,254
Total	$4,445	14%	$3,915

Software & services revenues in the current quarter increased 14%, or approximately $0.5 million, over the prior year quarter. The increase was primarily due to higher revenues in the current quarter from our contract with the FMCSA ($0.3 million) as a result of increased adoption of the PSP and higher revenues in the current quarter from various other software & services businesses, primarily payment processing ($0.2 million).

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the current quarter increased 30%, or $0.3 million, over the prior year quarter due mainly to higher interchange fees incurred as a result of the increase in credit/debit card transactions in our payment processing businesses and higher employee compensation and benefit costs. Our software & services gross profit percentage was 71% in the current quarter, down from 75% in the prior year quarter, mainly due to the higher interchange fees to process credit/debit card transactions and higher employee compensation and benefit costs, as further discussed above.

SELLING & ADMINISTRATIVE.  As a percentage of total consolidated revenues, selling & administrative expenses were 15% and 14%, respectively, in the current and prior year quarters. Selling & administrative expenses in the current quarter increased 14%, or approximately $1.3 million, over the prior year quarter mainly due to higher executive management incentive stock-based compensation expense, higher stock-based compensation expense for our non-employee directors, and higher personnel and software maintenance costs to support and enhance corporate-wide information technology, security and portal operations.

DEPRECIATION & AMORTIZATION.  As a percentage of total consolidated revenues, depreciation & amortization was 3% in both the current and prior year quarters.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $3.8 million in the current quarter compared to $6.8 million in the prior year quarter. The decrease in cash flow from operating activities was primarily due to the timing of payments to our government partners and the receipt in the prior year quarter of the final directors’ and officers’ liability insurance reimbursement related to the previously disclosed SEC matter, which was successfully concluded in December 2013.

Investing Activities

Net cash used in investing activities was approximately $1.0 million in the current quarter compared to $1.2 million in the prior year quarter. Investing activities in the current and prior year quarters primarily reflect $0.7 million and $0.9 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment. Furthermore, in both the current and prior year quarters we capitalized approximately $0.3 million of internal-use software development costs primarily related to the standardization of centralized customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing Activities

Net cash from financing activities was approximately $1.3 million in the current quarter compared to $1.8 million in the prior year quarter. Financing activities in the current and prior year quarters primarily reflect the receipt of approximately $1.1 million in each year in proceeds from our employee stock purchase program and tax deductions of approximately $0.2 million and $0.7 million, respectively, related to stock-based compensation.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $106.3 million at March 31, 2015, from $93.9 million at December 31, 2014. The increase in our working capital was primarily due to cash generated from operating activities and the timing of payments to our government partners. Our current ratio, defined as current assets divided by current liabilities, was 2.6 and 2.5 at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015, our cash balance was $92.1 million compared to $88.0 million at December 31, 2014. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments (if any) for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The credit agreement also includes an accordion feature that allows us to increase the available capacity under the credit facility by an additional $40.0 million, for a total of up to $50.0 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility. In total, we had $3.8 million in available capacity to issue additional letters of credit and $8.8 million of unused borrowing capacity at March 31, 2015 under the facility. We were in compliance with all of the financial covenants under the revolving credit facility at March 31, 2015.

We issue letters of credit mainly as collateral for certain office leases, and to a much lesser extent, as collateral for performance on one of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the credit agreement. We had unused outstanding letters of credit totaling approximately $1.2 million at March 31, 2015. We are not currently required to cash collateralize these letters of credit.

At March 31, 2015, we were bound by performance bond commitments totaling approximately $6.6 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at March 31, 2015 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.8 million and would have been classified as restricted cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. As of March 31, 2015, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 24, 2015. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $3.0 million at March 31, 2015. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the first quarter of 2015, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 16, 2015	311	$15.77	N/A	N/A
January 30, 2015	30,744	16.42	N/A	N/A
January 31, 2015	354	16.42	N/A	N/A
February 5, 2015	7,835	17.80	N/A	N/A
February 21, 2015	16,034	17.05	N/A	N/A
February 24, 2015	20,339	17.45	N/A	N/A
February 25, 2015	11,382	17.46	N/A	N/A
March 7, 2015	5,705	17.34	N/A	N/A
Total	92,704	16.96	N/A	N/A

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2015, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: May 5, 2015	/s/ Stephen M. Kovzan
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

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2015, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).