Form 10-Q
period 2015-06-30
NIC INC
filed 2015-08-06
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 22, 2015, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 65,617,009.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$107,411	$87,983
Trade accounts receivable, net (Note 1)	76,476	57,468
Deferred income taxes, net	1,109	1,039
Prepaid expenses & other current assets	11,496	11,502
Total current assets	196,492	157,992
Property and equipment, net	10,524	12,247
Intangible assets, net	2,365	2,394
Other assets	438	446
Total assets	$209,819	$173,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,449	$41,402
Accrued expenses	19,512	19,751
Other current liabilities	2,269	2,902
Total current liabilities	77,230	64,055

Deferred income taxes, net	707	1,536
Other long-term liabilities	3,965	3,350
Total liabilities	81,902	68,941

Commitments and contingencies (Notes 1 and 2)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
65,615 and 65,303 shares issued and outstanding	7	7
Additional paid-in capital	98,168	94,690
Retained earnings	29,742	9,441
Total stockholders' equity	127,917	104,138
Total liabilities and stockholders' equity	$209,819	$173,079

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended		Six months ended
	June 30,		June 30,
Revenues:	2015	2014	2015	2014
Portal revenues	$71,030	$66,809	$136,944	$128,291
Software & services revenues	4,782	4,346	9,227	8,261
Total revenues	75,812	71,155	146,171	136,552
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization (Note 1)	42,815	39,549	84,309	77,110
Cost of software & services revenues, exclusive of depreciation & amortization (Note 1)	1,321	1,245	2,611	2,238
Selling & administrative (Note 1)	10,818	9,841	21,356	19,049
Depreciation & amortization	2,304	2,277	4,596	4,527
Total operating expenses	57,258	52,912	112,872	102,924
Operating income before income taxes	18,554	18,243	33,299	33,628
Income tax provision	7,251	7,213	13,055	13,223
Net income	$11,303	$11,030	$20,244	$20,405

Basic net income per share (Note 1)	$0.17	$0.17	$0.31	$0.31
Diluted net income per share (Note 1)	$0.17	$0.17	$0.31	$0.31

Weighted average shares outstanding:
Basic	65,588	65,245	65,488	65,151
Diluted	65,588	65,245	65,488	65,151

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Retained Earnings	Total
Balance, January 1, 2015	65,303	$7	$94,690	$9,441	$104,138
Net income	-	-	-	20,244	20,244
Restricted stock vestings	332	-	74	-	74
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	18	57	75
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(95)	-	(1,624)	-	(1,624)
Stock-based compensation	-	-	3,796	-	3,796
Tax deductions relating to stock-based compensation	-	-	232	-	232
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(149)	-	(149)
Issuance of common stock under employee stock purchase plan	75	-	1,131	-	1,131
Balance, June 30, 2015	65,615	$7	$98,168	$29,742	$127,917

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$20,244	$20,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	4,596	4,527
Stock-based compensation expense	3,796	2,414
Deferred income taxes	(2,755)	(1,494)
Loss on disposal of property and equipment	29	128
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(19,008)	(8,393)
Decrease in prepaid expenses & other current assets	1,862	2,370
(Increase) decrease in other assets	8	(42)
Increase in accounts payable	14,047	6,705
(Decrease) in accrued expenses	(1,993)	(4,416)
Increase (decrease) in other current liabilities	(633)	102
Increase in other long-term liabilities	615	413
Net cash provided by operating activities	20,808	22,719

Cash flows from investing activities:
Purchases of property and equipment	(2,204)	(2,653)
Capitalized internal use software development costs	(539)	(657)
Net cash used in investing activities	(2,743)	(3,310)

Cash flows from financing activities:
Proceeds from employee common stock purchases	1,131	1,107
Tax deductions related to stock-based compensation	232	897
Net cash provided by financing activities	1,363	2,004

Net increase in cash	19,428	21,413
Cash, beginning of period	87,983	74,245
Cash, end of period	$107,411	$95,658

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$130	$50
Cash payments:
Income taxes paid	$13,073	$13,837
Cash dividends on common stock previously restricted for payment of dividend	$-	$22,982

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative expenses and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation and benefits (including stock-based compensation), provision for losses on accounts receivable, subcontractor labor costs, gains and losses on disposal of assets, telecommunications, fees required to process credit/debit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, gains and losses on disposal of assets and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative expenses consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative expenses also consist of management incentive compensation, including stock-based compensation, corporate-level expenses for market development and public relations and gains and losses on disposal of assets.

The Company reclassified certain income statement employee benefit-related expenses for the three- and six-month periods ended June 30, 2014 to conform to the 2015 presentation. The reclassification resulted in a reduction of selling & administrative expenses of $1.0 million and $2.1 million, respectively, for the three- and six-month periods ended June 30, 2014 and corresponding increases of $1.0 million and $2.0 million, respectively, in cost of portal revenues and an increase of $0.1 million in cost of software & services revenues for the six-month period ended June 30, 2014. The reclassification had no effect on total operating expenses, operating income, net income, earnings per share or cash flows. Certain other income statement amounts for the three- and six-month periods ended June 30, 2014 have been reclassified to conform to the 2015 presentation.

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

The Company’s allowance for doubtful accounts at both June 30, 2015 and December 31, 2014 was $0.5 million.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.7 million at both June 30, 2015 and 2014. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income	$11,303	$11,030	$20,244	$20,405
Less: Income allocated to participating securities	(104)	(109)	(190)	(203)
Net income available to common stockholders	$11,199	$10,921	$20,054	$20,202
Denominator:
Weighted average shares - basic	65,588	65,245	65,488	65,151
Performance-based restricted stock awards	-	-	-	-
Weighted average shares - diluted	65,588	65,245	65,488	65,151

Basic net income per share:
Net income	$0.17	$0.17	$0.31	$0.31

Diluted net income per share:
Net income	$0.17	$0.17	$0.31	$0.31

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At June 30, 2015, the amount of cash covered by FDIC deposit insurance was approximately $10.3 million, and approximately $97.1 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, Revenue from Contracts with Customers, as part of a joint effort by FASB and the International Accounting Standards Board to enhance financial reporting by creating common revenue recognition guidance and improve the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Entities are allowed to transition to the new standard by either recasting prior periods presented or recognizing the cumulative effect of the change in accounting principle in beginning stockholders’ equity. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on the Company’s consolidated financial statements.

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

The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals, and generally owns all of the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing and payment processing software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to an increasing number of government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license. If the Company’s contract was not renewed after a defined term or if its contract was terminated by a government partner for cause, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for services provided by the Company on a SaaS basis, which would be available to the partner on a fee-for-service basis.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 17 contracts under which the Company provides services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 63% and 62%, respectively, of the Company’s total consolidated revenues for the three- and six-month periods ended June 30, 2015. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contracts with the states of Arizona and Delaware.

Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. The Company has never had any defaults resulting in draws on performance bonds. At June 30, 2015, the Company was bound by performance bond commitments totaling approximately $6.6 million on certain outsourced portal contracts.

The following is a summary of the portals in each state through which the Company provides enterprise-wide outsourced portal services to multiple government agencies as of June 30, 2015:
NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Connecticut Interactive, LLC	www.ct.gov (Connecticut)	2014	1/9/2017 (1/9/2020)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2017 (8/10/2019)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	5/1/2020 (5/1/2022)
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2017 (8/31/2018)
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	9/30/2015
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2016 (6/8/2019)
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2016
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	3/1/2016 (3/1/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	7/1/2017 (7/1/2019)
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	3/31/2016 (3/31/2020)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2017 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	3/31/2017
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2017
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2019
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2016 (7/1/2018)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	6/30/2016 (6/30/2020)
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/31/2016
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2016
Kansas Information Consortium, LLC	www.Kansas.gov (Kansas)	1992	12/31/2021 (annual 1-year renewal options)

During the first quarter of 2015, the Company received two-year contract extensions from the states of Montana and Idaho. In addition, the Company executed one-year contract extensions with the states of Alabama and Tennessee.

During the second quarter of 2015, the Company signed a new one-year contract with the state of Oklahoma, which includes four one-year renewal options for the government to extend the contract. In addition, the Company was awarded a new five-year contract with the state of New Jersey, which includes two one-year renewal options for the government to extend the contract. The Company also executed a three-year contract extension with the state of Utah.

During the third quarter of 2015, the Company executed one-year contract extensions with the Commonwealth of Kentucky and the state of Maryland.

Other Outsourced State Contracts

During the third quarter of 2014, the Company’s subsidiary, Louisiana Interactive, LLC, signed a master contract with the state of Louisiana Division of Administration, Office of Technology Services (“Louisiana Division”) that creates a framework to provide certain eGovernment services for a pilot period. The pilot period commenced during the first quarter of 2015 and the Company anticipates it will conclude in approximately 12-18 months after the commencement of the pilot period. Subsequent to the pilot period, the Louisiana Division has the option to receive enterprise-wide eGovernment services pursuant to the master contract.

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

Expiring Contracts

As of June 30, 2015, there were 14 contracts under which the Company provides services that have expiration dates within the 12-month period following June 30, 2015. Collectively, revenues generated from these contracts represented 30% of the Company’s total consolidated revenues for each of the three- and six-month periods ended June 30, 2015. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

During the first quarter of 2013, the Company’s subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. The contract under which NICUSA provided outsourced portal services to agencies of the state of Arizona expired on June 26, 2013 and was subsequently extended through March 26, 2014. NICUSA provided transition services as required by the contract through the March 26, 2014 expiration date of the contract. The costs incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the six-month period ended June 30, 2014, revenues from the legacy Arizona portal contract were approximately $0.8 million.

The contract under which the Company’s subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. The primary revenue source for DI under the contract was an annual portal management fee paid to DI by the state. During the second quarter of 2014, the state informed DI that due to fiscal constraints, it did not intend to renew its contract with DI when the contract term expired. The costs incurred in transitioning out of DI’s contract with the state of Delaware, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the six-month periods ended June 30, 2015 and 2014, revenues from the Delaware portal contract were approximately $0.6 million and $1.2 million, respectively. For the three-month period ended June 30, 2014, revenues from the Delaware portal contract were approximately $0.6 million.

3. STOCK BASED COMPENSATION

During the three- and six-month periods ended June 30, 2015, the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 9,792 shares and 262,155 shares, respectively, with a grant-date fair value totaling approximately $0.2 million and $4.4 million, respectively. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, during the three-month period ended June 30, 2015, non-employee directors of the Company were granted service-based restricted stock awards totaling 45,619 shares with a grant-date fair value totaling approximately $0.8 million. Such restricted stock awards vest one year from the date of grant. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures.

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of portal revenues, exclusive of depreciation & amortization	$365	$320	$769	$602
Cost of software & services revenues, exclusive of depreciation & amortization	11	14	22	26
Selling & administrative	1,261	1,080	3,005	1,786
Stock-based compensation expense before income taxes	1,637	1,414	3,796	2,414
Income tax benefit	(640)	(559)	(1,488)	(949)
Net stock-based compensation expense	$997	$855	$2,308	$1,465

4. REPORTABLE SEGMENT AND RELATED INFORMATION

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three-month period ended June 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2015
Revenues	$71,030	$4,782	$-	$75,812
Costs & expenses	46,587	1,321	7,046	54,954
Depreciation & amortization	2,173	9	122	2,304
Operating income (loss) before income taxes	$22,270	$3,452	$(7,168)	$18,554

2014
Revenues	$66,809	$4,346	$-	$71,155
Costs & expenses (1)	42,906	1,290	6,439	50,635
Depreciation & amortization	2,198	10	69	2,277
Operating income (loss) before income taxes	$21,705	$3,046	$(6,508)	$18,243

(1)
The Company reclassified certain income statement employee benefit-related expenses for the three-month period ended June 30, 2014 to conform to the 2015 presentation. The reclassification resulted in a reduction of costs & expenses in Other Reconciling Items of $1.0 million and a corresponding increase in costs & expenses in Outsourced Portals. See Note 1.

The table below reflects summarized financial information for the Company’s reportable and operating segments for the six-month period ended June 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2015
Revenues	$136,944	$9,227	$-	$146,171
Costs & expenses	91,499	2,611	14,166	108,276
Depreciation & amortization	4,349	18	229	4,596
Operating income (loss) before income taxes	$41,096	$6,598	$(14,395)	$33,299

2014
Revenues	$128,291	$8,261	$-	$136,552
Costs & expenses (1)	83,510	2,279	12,608	98,397
Depreciation & amortization	4,367	20	140	4,527
Operating income (loss) before income taxes	$40,414	$5,962	$(12,748)	$33,628

(1)
The Company reclassified certain income statement employee benefit-related expenses for the six-month period ended June 30, 2014 to conform to the 2015 presentation. The reclassification resulted in a reduction of costs & expenses in Other Reconciling Items of $2.1 million and corresponding increases in costs & expenses of $2.0 million and $0.1 million, respectively, in Outsourced Portals and Other Software & Services. See Note 1.

The Company’s Texas portal contract accounted for approximately 21% of the Company’s total consolidated revenues for all periods presented. No other state portal contract accounted for more than 10% of the Company’s total consolidated revenues.

5. SUBSEQUENT EVENT

On July 9, 2015, the Company entered into Amendment No. 1 to Amended and Restated Credit Agreement (the “Amendment’), which amends the Amended and Restated Credit Agreement, dated as of August 6, 2014, by and between the Company and Bank of America, N.A. (the “Credit Agreement”). The material amendments to the Credit Agreement made by the Amendment include (a) extending the maturity date to May 1, 2017; and (b) decreasing the margin added to the LIBOR rate for any amounts selected by the Company to be borrowed at the LIBOR rate, and the fees payable on outstanding letters of credit, to either 1.15% (if the Company’s consolidated leverage ratio is less than 1.50:1) or 1.25% (if the Company’s consolidated leverage ratio is greater than or equal to 1.50:1) of face value per annum.

The other material terms of the Credit Agreement remain unchanged, including customary representations and warranties, affirmative and negative covenants and events of default. The Amendment also continues to require the Company to maintain compliance with the following financial covenants (in each case, as defined in the Credit Agreement):

●	Consolidated tangible net worth of at least $36 million (plus the amount of net proceeds from equity issued, or debt converted to equity, in each case after the date of the Credit Agreement); and

●	Consolidated maximum leverage ratio of 1.5:1 (the ratio of total funded debt to EBITDA).

The Company was in compliance with each of these covenants at June 30, 2015. The Company issues letters of credit as collateral for certain office leases, and to a much lesser extent, as collateral for performance on one of its outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.2 million and $1.4 million, respectively, at June 30, 2015 and December 31, 2014. The Company is not currently required to cash collateralize these letters of credit. The Company had $3.8 million in available capacity to issue additional letters of credit and $8.8 million of unused borrowing capacity at June 30, 2015 under the facility. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. The Credit Agreement also includes an accordion feature that allows the Company to increase the available capacity under the Credit Agreement to $50.0 million, subject to securing additional commitments from the bank.

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

Any renewal of the outsourced portal contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 17 contracts under which we provide services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 63% and 62%, respectively, of our total consolidated revenues for the current quarter and year-to-date periods. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below regarding the expiration of our contracts with the states of Arizona and Delaware.

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

As of June 30, 2015, there were 14 contracts under which we provide services that have expiration dates within the 12-month period following June 30, 2015. Collectively, revenues generated from these contracts represented 30% of our total consolidated revenues for the current quarter and year-to-date periods. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation on our part, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

During the first quarter of 2013, our subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. The contract under which NICUSA provided outsourced portal services to agencies of the state of Arizona expired on June 26, 2013 and was subsequently extended through March 26, 2014. NICUSA provided transition services as required by the contract through the March 26, 2014 expiration date of the contract. The costs incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on our consolidated results of operations, cash flows, or financial condition. For the six-month period ended June 30, 2014, revenues from the legacy Arizona portal contract were approximately $0.8 million.

The contract under which our subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. The primary revenue source for DI under the contract was an annual portal management fee paid to DI by the state. During the second quarter of 2014, the state informed DI that due to fiscal constraints, it did not intend to renew its contract with DI when the contract term expired. The costs incurred in transitioning out of DI’s contract with the state of Delaware, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on our consolidated results of operations, cash flows, or financial condition. For the six-month periods ended June 30, 2015 and 2014, revenues from the Delaware portal contract were approximately $0.6 million and $1.2 million, respectively. For the three-month period ended June 30, 2014, revenues from the Delaware portal contract were approximately $0.6 million.

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

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and six-month periods ended June 30, 2015 and 2014. This discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Form 10-Q.

Due to the expiration of our contracts with the states of Arizona and Delaware on March 26, 2014 and March 31, 2015, respectively, the operating results for our Arizona and Delaware portals have been removed from the same state category for the three- and six-month periods ended June 30, 2015. Furthermore, our newer portal contract with the state of Connecticut has been excluded from the same state category for the six-month period ended June 30, 2015, because it had not generated self-funded revenues for two full comparable periods. We generated no revenues from the Louisiana pilot for the three- and six-month periods ended June 30, 2015.

We reclassified certain income statement employee benefit-related expenses for the three- and six-month periods ended June 30, 2014 to conform to the 2015 presentation. The reclassification resulted in a reduction of selling & administrative expenses of approximately $1.0 million and $2.1 million, respectively, for the three- and six-month periods ended June 30, 2014 and corresponding increases of $1.0 million and $2.0 million, respectively, in cost of portal revenues and an increase of $0.1 million in cost of software & services revenues for the six-month period ended June 30, 2014. In addition, the reclassification resulted in a reduction of selling & administrative expenses as a percentage of total consolidated revenues of 1% and 2%, respectively, for the three- and six-month periods ended June 30, 2014 and corresponding decreases in portal gross profit percentage and a 1% decrease in software & services gross profit percentage for the six-month period ended June 30, 2014. The reclassification had no effect on total operating expenses, operating income, net income, earnings per share or cash flows.

	Three months ended		Six months ended
	June 30,		June 30,
Key Financial Metrics	2015	2014	2015	2014
Revenue growth - outsourced portals	6%	8%	7%	7%
Same state revenue growth - outsourced portals	7%	8%	7%	7%
Recurring portal revenue as a % of total portal revenues	95%	95%	96%	95%
Gross profit % - outsourced portals	40%	41%	38%	40%
Revenue growth - software & services	10%	13%	12%	18%
Gross profit % - software & services	72%	71%	72%	73%
Selling & administrative expenses as a % of total revenues	14%	14%	15%	14%
Operating income margin % (operating income as a % of total revenues)	24%	26%	23%	25%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended June 30,			Six months ended June 30,
Portal Revenue Analysis	2015	% Change	2014	2015	% Change	2014
IGS transaction-based	$40,635	11%	$36,684	$76,782	11%	$69,053
DHR transaction-based	25,643	3%	25,017	51,295	6%	48,493
Portal software development	3,477	6%	3,288	5,772	(9%)	6,315
Portal management	1,275	(30%)	1,820	3,095	(30%)	4,430
Total	$71,030	6%	$66,809	$136,944	7%	$128,291

 Portal revenues in the current quarter increased 6%, or approximately $4.2 million, over the prior year quarter mainly due to a 7%, or $4.8 million, increase in same state portal revenues (portals in operation and generating self-funded revenues for two full comparable periods). The increase in same state portal revenues was partially offset by a 1%, or $0.6 million, decrease in revenues from our Delaware portal due to the expiration of our contract with the state of Delaware on March 31, 2015, as further discussed above.

Same state portal revenues in the current quarter increased 7% over the prior year quarter primarily due to higher revenues from our Colorado, Texas and Wisconsin portals, among others. Same state IGS transaction-based revenues increased 11% in the current quarter due to higher revenues from several key services, including motor vehicle registrations in Colorado and vital record searches in Texas. Same state DHR transaction-based revenues grew 3% in the current quarter compared to 9% in the prior year quarter. The higher growth in the prior year quarter was mainly due to DHR price increases in one of our state portal portals that became effective in April 2014 and in one of our state portals that became effective in August 2013 as well higher transaction volumes in the prior year quarter. The increase in same state DHR transaction-based revenues in the current quarter was mainly due to DHR price increases in one of our state portals that became effective in the second quarter of 2014 and in one of our state portals that became effective in the first quarter of 2015. Same state portal software development and services revenues increased 6% in the current quarter due to higher project-based revenues from our Wisconsin, Indiana and Colorado portals, among others.

Portal revenues in the current year-to-date period increased 7%, or approximately $8.7 million, over the prior year-to-date period, mainly due to a 7%, or $8.9 million, increase in same state portal revenues. The increase in revenues from our newer portal in Connecticut, which began generating revenues in April 2014, totaling approximately $1.2 million was offset by a decrease in revenues from our legacy Arizona and Delaware portals totaling approximately $1.4 million due to contract expirations, as further discussed above.

Same state portal revenues in the current year-to-date period increased 7% over the prior year-to-date period, primarily due to higher revenues from our Colorado, Texas and Arkansas portals, among others. Same state IGS transaction-based revenues increased 11% in the current year-to-date period due to higher revenues from several key services, including motor vehicle registrations in Colorado, vital record searches in Texas and payment processing in Arkansas. Same state IGS transaction-based revenues were negatively impacted in the current year-to-date period by a temporary decline in revenues from our Texas portal totaling approximately $0.7 million due to a change in legislation that affected the timing of revenues from a vehicle inspection service with the Texas Department of Public Safety. Same state DHR transaction-based revenues grew 3% in the current year-to-date period compared to 6% in the prior year-to-date period. The higher growth in the prior year-to-date period was mainly due to a DHR price increase in one of our state portal portals that became effective August 2013 and higher transaction volumes in the prior year-to-date period. The increase in same state DHR transaction-based revenues in the current year-to-date period was mainly due to DHR price increases in two of our state portals that became effective in the second quarter of 2014 and in one of our state portals that became effective in the first quarter of 2015. Same state portal software development and services revenues decreased 8% in the current year-to-date period mainly due to lower project-based revenues from our Texas and Arkansas portals. Our same state portal software development and services revenues increased 10% in the prior year-to-date period due to higher project-based revenues from our Indiana, Arkansas and Hawaii portals, among others.

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

	Three months ended June 30,			Six months ended June 30,
Cost of Portal Revenue Analysis	2015	% Change	2014	2015	% Change	2014
Fixed costs	$26,872	9%	$24,763	$54,050	9%	$49,729
Variable costs	15,943	8%	14,786	30,259	11%	27,381
Total	$42,815	8%	$39,549	$84,309	9%	$77,110

Cost of portal revenues in the current quarter increased 8%, or approximately $3.2 million, over the prior year quarter due mainly to an 8%, or $3.2 million, increase in same state cost of portal revenues and to start-up costs from the Louisiana pilot ($0.3 million). These increases were partially offset by a $0.3 million decrease in cost of portal revenues from our legacy Delaware portal due the expiration of our contract with the state of Delaware on March 31, 2015, as further discussed above.

The increase in same state cost of portal revenues in the current quarter was partially attributable to higher employee compensation and benefit costs, as well as software maintenance costs across various portals, and an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above. A significant percentage of our IGS transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a percentage of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit percentage was 40% in the current quarter, down from 41% in the prior year quarter, due mainly to start-up costs from our pilot program in Louisiana ($0.3 million) and a decrease in gross profits from our legacy Delaware portal ($0.3 million) due to the expiration of our contract, as further discussed above. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

Cost of portal revenues for the current year-to-date period increased 9%, or approximately $7.2 million, over the prior year-to-date period due mainly to a 9%, or $6.7 million, increase in same state cost of portal revenues, an increase in cost of portal revenues from our newer portal in Connecticut ($0.6 million) and start-up costs from the Louisiana pilot ($0.6 million). These increases were partially offset by a decrease in cost of portal revenues from our legacy Arizona ($0.5 million) and Delaware ($0.2 million) portals due to the expiration of these contracts, as further discussed above.

The increase in same state cost of portal revenues in the current year-to-date period was partially attributable to higher employee compensation and benefit costs, as well as software maintenance costs across various portals, and an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above.

Our portal gross profit percentage was 38% for the current year-to-date period, down from 40% in the prior year-to-date period, due mainly to lower gross profits in the current year-to-date period from our Texas portal driven by a temporary decline in Texas vehicle inspection revenues, as further discussed above, start-up costs from our pilot program in Louisiana ($0.6 million) and a decrease in gross profits from our legacy Arizona ($0.3 million) and Delaware ($0.4 million) portals due to the expiration of our contracts with these states, as further discussed above.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended June 30,			Six months ended June 30,
Software & Services Revenue Analysis	2015	% Change	2014	2015	% Change	2014
NIC Federal (formerly, NIC Technologies)	$3,323	19%	$2,797	$6,305	16%	$5,458
Other	1,459	(6%)	1,549	2,922	4%	2,803
Total	$4,782	10%	$4,346	$9,227	12%	$8,261

Software & services revenues in the current quarter and year-to-date periods increased 10% and 12%, or approximately $0.4 million and $1.0 million, respectively, over the corresponding prior year periods. The increases were primarily due to higher revenues in the current quarter and year-to-date periods from our contract with the FMCSA as a result of increased adoption of the PSP.

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services in the current quarter and year-to-date periods increased 6% and 17%, or approximately $0.1 million and $0.4 million, respectively, over the corresponding prior year periods due mainly to higher interchange fees incurred as a result of the increase in credit/debit card transactions in our payment processing businesses and higher employee compensation and benefits costs. Our software & services gross profit percentage in both the current quarter and year-to-date periods was 72% compared to 71% and 73%, respectively, in the corresponding prior year periods.

SELLING & ADMINISTRATIVE. As a percentage of total consolidated revenues, selling & administrative expenses were 14% and 15%, respectively, for the current quarter and year-to-date periods, compared to 14% in both of the corresponding prior year periods. Selling & administrative expenses in the current quarter and year-to-date periods increased 10% and 12%, or approximately $1.0 million and $2.3 million, respectively, over the corresponding prior year periods mainly due to higher executive management incentive stock-based compensation expense, higher stock-based compensation expense for our non-employee directors, and higher personnel and software maintenance costs to support and enhance corporate-wide information technology, security and portal operations.

DEPRECIATION & AMORTIZATION. As a percentage of total consolidated revenues, depreciation & amortization was 3% for all periods presented.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was approximately $20.8 million in the current year-to-date period compared to $22.7 million in the prior year-to-date period. The decrease in cash flow from operating activities in the current period was primarily due to the timing of accounts receivable collections in our Texas, Colorado and New Jersey portals, among others, and payments to our government partners in Colorado and New Jersey, among others.

Investing Activities

Net cash used in investing activities was approximately $2.7 million in the current year-to-date period compared to $3.3 million in prior year-to-date period. Investing activities in the current and prior year-to-date periods primarily reflect $2.2 million and $2.7 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment. Furthermore, in the current and prior year-to-date periods, we capitalized approximately $0.5 million and $0.7 million, respectively, of internal-use software development costs primarily related to the standardization of centralized customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing Activities

Net cash provided by financing activities was approximately $1.4 million in the current year-to-date period compared to $2.0 million in the prior year-to-date period. Financing activities in the current and prior year-to-date periods primarily reflect the receipt of approximately $1.1 million in proceeds from our employee stock purchase program and tax deductions of approximately $0.3 million and $0.9 million, respectively, related to stock-based compensation.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $119.3 million at June 30, 2015, from $93.9 million at December 31, 2014. The increase in our working capital was primarily due to cash generated from operating activities and the timing of payments to our government partners. Our current ratio, defined as current assets divided by current liabilities, was 2.5 at both June 30, 2015 and December 31, 2014.

At June 30, 2015, our cash balance was $107.4 million compared to $88.0 million at December 31, 2014. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments (if any) for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50.0 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility. In total, we had $3.8 million in available capacity to issue additional letters of credit and $8.8 million of unused borrowing capacity at June 30, 2015 under the facility. We were in compliance with all of the financial covenants under the revolving credit facility at June 30, 2015.

We issue letters of credit as collateral for certain office leases, and to a much lesser extent, as collateral for performance on one of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. We had unused outstanding letters of credit totaling approximately $1.2 million at June 30, 2015. We are not currently required to cash collateralize these letters of credit. As further discussed in Note 5 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q, on July 9, 2015, we entered into an amendment to our Credit Agreement to, among other things, extend our credit facility to May 1, 2017.

At June 30, 2015, we were bound by performance bond commitments totaling approximately $6.6 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at June 30, 2015 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.8 million and would have been classified as restricted cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. As of June 30, 2015, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 24, 2015. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $3.4 million at June 30, 2015. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.  Our cash is held entirely in domestic non-interest bearing transaction accounts.

We currently have no principal amounts of indebtedness outstanding under our line of credit. Borrowings under our line of credit bear interest at a floating rate. Interest on amounts borrowed is payable (1) for LIBOR Rate Loans, at the LIBOR Rate plus a margin of 1.5% or 1.75% depending on our Leverage Ratio and (2) for Prime Rate Loans, at the bank’s prime rate.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the second quarter of 2015, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2015	618	$17.43	N/A	N/A
May 3, 2015	1,229	17.43	N/A	N/A
May 6, 2015	616	16.64	N/A	N/A
May 7, 2015	59	16.74	N/A	N/A
Total	2,522	17.06	N/A	N/A

ITEM 6. EXHIBITS

10.1
Amendment No. 1 to Amended and Restated Credit Agreement Dated as of July 9, 2015 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 9, 2015

10.2
Form of NIC Inc. First Amendment of Key Employee Agreement between the Registrant and Executive, dated July 27, 2015 incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 28, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2015, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: August 6, 2015	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer

NIC Inc.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Amendment No. 1 to Amended and Restated Credit Agreement Dated as of July 9, 2015 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 9, 2015

10.2
Form of NIC Inc. First Amendment of Key Employee Agreement between the Registrant and Executive, dated July 27, 2015 incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 28, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2015, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).