Form 10-Q
period 2015-09-30
NIC INC
filed 2015-11-05
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 21, 2015, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 65,618,917.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$122,443	$87,983
Trade accounts receivable, net (Note 1)	78,621	57,468
Deferred income taxes, net	1,046	1,039
Prepaid expenses & other current assets	9,710	11,502
Total current assets	211,820	157,992
Property and equipment, net	9,693	12,247
Intangible assets, net	2,174	2,394
Deferred income taxes, net	284	-
Other assets	433	446
Total assets	$224,404	$173,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,235	$41,402
Accrued expenses	20,635	19,751
Other current liabilities	2,470	2,902
Total current liabilities	78,340	64,055

Deferred income taxes, net	-	1,536
Other long-term liabilities	3,825	3,350
Total liabilities	82,165	68,941

Commitments and contingencies (Notes 1 and 2)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
65,618 and 65,303 shares issued and outstanding	7	7
Additional paid-in capital	99,740	94,690
Retained earnings	42,492	9,441
Total stockholders' equity	142,239	104,138
Total liabilities and stockholders' equity	$224,404	$173,079

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended		Nine months ended
	September 30,		September 30,
Revenues:	2015	2014	2015	2014
Portal revenues	$70,123	$65,304	$207,067	$193,595
Software & services revenues	4,924	4,223	14,151	12,484
Total revenues	75,047	69,527	221,218	206,079
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization (Note 1)	41,058	39,091	125,367	116,201
Cost of software & services revenues, exclusive of depreciation & amortization (Note 1)	1,365	1,287	3,976	3,525
Selling & administrative (Note 1)	10,577	10,397	31,933	29,446
Depreciation & amortization	2,116	2,292	6,712	6,819
Total operating expenses	55,116	53,067	167,988	155,991
Operating income before income taxes	19,931	16,460	53,230	50,088
Income tax provision	7,181	6,099	20,236	19,322
Net income	$12,750	$10,361	$32,994	$30,766

Basic net income per share (Note 1)	$0.19	$0.16	$0.50	$0.47
Diluted net income per share (Note 1)	$0.19	$0.16	$0.50	$0.47

Weighted average shares outstanding:
Basic	65,618	65,288	65,532	65,197
Diluted	65,637	65,288	65,549	65,197

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2015	65,303	$7	$94,690	$9,441	$104,138
Net income	-	-	-	32,994	32,994
Restricted stock vestings	336	-	74	-	74
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	18	57	75
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(96)	-	(1,645)	-	(1,645)
Stock-based compensation	-	-	5,385	-	5,385
Tax deductions relating to stock-based compensation	-	-	236	-	236
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(149)	-	(149)
Issuance of common stock under employee stock purchase plan	75	-	1,131	-	1,131
Balance, September 30, 2015	65,618	$7	$99,740	$42,492	$142,239

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$32,994	$30,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	6,712	6,819
Stock-based compensation expense	5,385	4,568
Deferred income taxes	(3,708)	(2,463)
Loss on disposal of property and equipment	26	147
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(21,153)	(9,080)
Decrease in prepaid expenses & other current assets	3,673	2,296
(Increase) decrease in other assets	13	(62)
Increase in accounts payable	13,833	2,402
(Decrease) in accrued expenses	(847)	(3,802)
Increase (decrease) in other current liabilities	(432)	2,404
Increase in other long-term liabilities	475	602
Net cash provided by operating activities	36,971	34,597

Cash flows from investing activities:
Purchases of property and equipment	(3,257)	(3,988)
Proceeds from sale of property and equipment	3	-
Capitalized internal use software development costs	(624)	(1,071)
Net cash used in investing activities	(3,878)	(5,059)

Cash flows from financing activities:
Proceeds from employee common stock purchases	1,131	1,107
Tax deductions related to stock-based compensation	236	1,065
Net cash provided by financing activities	1,367	2,172

Net increase in cash	34,460	31,710
Cash, beginning of period	87,983	74,245
Cash, end of period	$122,443	$105,955

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$86	$75
Cash payments:
Income taxes paid	$19,509	$20,664
Cash dividends on common stock previously restricted for payment of dividend	$-	$22,982

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative expenses and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation and benefits (including stock-based compensation), provision for losses on accounts receivable, subcontractor labor costs, gains and losses on disposal of assets, telecommunications, fees required to process credit/debit card and automated clearinghouse transactions, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, gains and losses on disposal of assets and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative expenses consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative expenses also consist of management incentive compensation, including stock-based compensation, corporate-level expenses for market development and public relations, and gains and losses on disposal of assets.

The Company reclassified certain income statement employee benefit-related expenses for the three- and nine-month periods ended September 30, 2014 to conform to the 2015 presentation. The reclassification resulted in a reduction of selling & administrative expenses of $1.0 million and $3.2 million, respectively, for the three- and nine-month periods ended September 30, 2014 and corresponding increases of $1.0 million and $3.1 million, respectively, in cost of portal revenues for the same periods and an increase of $0.1 million in cost of software & services revenues for the nine-month period ended September 30, 2014. The reclassification had no effect on total operating expenses, operating income, net income, earnings per share or cash flows. Certain other income statement amounts for the three- and nine-month periods ended September 30, 2014 have been reclassified to conform to the 2015 presentation.

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

One of the customers who does business with many of the Company’s subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in February 2015. In September 2015, this customer successfully emerged from Chapter 11 proceedings pursuant to a confirmed restructuring plan, and the Company’s related accounts receivable were paid in full.

The Company’s allowance for doubtful accounts at both September 30, 2015 and December 31, 2014 was $0.5 million.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.7 million at both September 30, 2015 and 2014. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income	$12,750	$10,361	$32,994	$30,766
Less: Income allocated to participating securities	(117)	(94)	(307)	(297)
Net income available to common stockholders	$12,633	$10,267	$32,687	$30,469
Denominator:
Weighted average shares - basic	65,618	65,288	65,532	65,197
Performance-based restricted stock awards	19	-	17	-
Weighted average shares - diluted	65,637	65,288	65,549	65,197

Basic net income per share:
Net income	$0.19	$0.16	$0.50	$0.47

Diluted net income per share:
Net income	$0.19	$0.16	$0.50	$0.47

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring the financial stability of those institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At September 30, 2015, the amount of cash covered by FDIC deposit insurance was approximately $10.5 million, and approximately $111.9 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, Revenue from Contracts with Customers, as part of a joint effort by FASB and the International Accounting Standards Board to enhance financial reporting by creating common revenue recognition guidance and improve the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Entities are allowed to transition to the new standard by either recasting prior periods presented or recognizing the cumulative effect of the change in accounting principle in beginning stockholders’ equity. Early adoption is permitted for an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on the Company’s consolidated financial statements.

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

The Company is typically responsible for funding up-front investment and ongoing operations and maintenance costs of the government portals, and generally owns all of the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing and payment processing software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to a number of government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license. If the Company’s contract was not renewed after a defined term or if its contract was terminated by a government partner for cause, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for services provided by the Company on a SaaS basis, which would be available to the partner on a fee-for-service basis.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 17 contracts under which the Company provides services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 64% and 63%, respectively, of the Company’s total consolidated revenues for the three- and nine-month periods ended September 30, 2015. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to the Company in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contracts with the states of Arizona and Delaware.

Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. The Company has never had any defaults resulting in draws on performance bonds. At September 30, 2015, the Company was bound by performance bond commitments totaling approximately $6.6 million on certain outsourced portal contracts.

The following is a summary of the portals in each state through which the Company provides enterprise-wide outsourced portal services to multiple government agencies as of September 30, 2015:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Connecticut Interactive, LLC	www.ct.gov (Connecticut)	2014	1/9/2017 (1/9/2020)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2017 (8/10/2019)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2015 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	5/1/2020 (5/1/2022)
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2018
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	3/31/2016
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2016 (6/8/2019)
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2016
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	3/1/2016 (3/1/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	7/1/2017 (7/1/2019)
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	3/31/2016 (3/31/2020)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2017 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	3/31/2017
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2016 (3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2017
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2019
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2018

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	6/30/2016 (6/30/2020)
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/31/2016
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	1/31/2016
Kansas Information Consortium, LLC	www.Kansas.gov (Kansas)	1992	12/31/2021 (annual 1-year renewal options)

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

During the fourth quarter of 2015, the Company executed a two-year contract extension with the state of Maine and a one-year contract extension with the state of Texas.

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

The Company’s subsidiary, New Mexico Interactive, LLC, has a contract to manage eGovernment services for the New Mexico Motor Vehicle Division (“MVD”) and its parent, the New Mexico Taxation and Revenue Department. The current contract runs through June 30, 2016 and includes a renewal option for the government to extend the contract for two additional one-year periods.

During the third quarter of 2015, the Company’s subsidiary, Virginia Interactive, LLC (“VI”), extended its agreement with the Virginia Department of Game and Inland Fisheries to provide eGovernment services through August 31, 2016. The agreement includes an option for the government agency to extend the contract for one additional one-year period. During the third quarter of 2015, VI extended its agreement with the Office of the Executive Secretary of the Supreme Court of Virginia to provide eGovernment services through August 31, 2016. The agreement includes an option for the government agency to extend the contract for seven additional one-year periods.

Outsourced federal contracts

The Company’s subsidiary, NIC Federal, LLC (“NIC Federal”, formerly NIC Technologies, LLC) has a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model. During the third quarter of 2015, the Company signed a new one-year contract with the FMCSA that runs through August 31, 2016, which includes two one-year renewal options for the agency to extend the contract.

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

Expiring contracts

As of September 30, 2015, there were 14 contracts under which the Company provides services that have expiration dates within the 12-month period following September 30, 2015. Collectively, revenues generated from these contracts represented 31% of the Company’s total consolidated revenues for each of the three- and nine-month periods ended September 30, 2015. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services the Company provides on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

During the first quarter of 2013, the Company’s subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. NICUSA provided transition services as required by the contract through the March 26, 2014 final expiration date of the contract. The costs incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the nine-month period ended September 30, 2014, revenues from the legacy Arizona portal contract were approximately $0.8 million.

The contract under which the Company’s subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. The primary revenue source for DI under the contract was an annual portal management fee paid to DI by the state. During the second quarter of 2014, the state informed DI that due to fiscal constraints, it did not intend to renew its contract with DI when the contract term expired. The costs incurred in transitioning out of DI’s contract with the state of Delaware, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the nine-month periods ended September 30, 2015 and 2014, revenues from the Delaware portal contract were approximately $0.6 million and $1.8 million, respectively. For the three-month period ended September 30, 2014, revenues from the Delaware portal contract were approximately $0.6 million.

3.  STOCK BASED COMPENSATION

During the three- and nine-month periods ended September 30, 2015, the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 7,276 shares and 269,431 shares, respectively, with a grant-date fair value totaling approximately $0.1 million and $4.6 million, respectively. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, during the second quarter of 2015, non-employee directors of the Company were granted service-based restricted stock awards totaling 45,619 shares with a grant-date fair value totaling approximately $0.8 million. These non-employee director restricted stock awards vest one year from the date of grant. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures.

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of portal revenues, exclusive of depreciation & amortization	$317	$430	$1,086	$1,032
Cost of software & services revenues, exclusive of depreciation & amortization	32	13	54	39
Selling & administrative	1,240	1,711	4,245	3,497
Stock-based compensation expense before income taxes	1,589	2,154	5,385	4,568
Income tax benefit	(573)	(798)	(2,047)	(1,762)
Net stock-based compensation expense	$1,016	$1,356	$3,338	$2,806

4.  DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

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

The Company was in compliance with each of these covenants at September 30, 2015. The Company issues letters of credit as collateral for certain office leases, and to a much lesser extent, as collateral for performance on one of its outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.2 million and $1.4 million, respectively, at September 30, 2015 and December 31, 2014. The Company is not currently required to cash collateralize these letters of credit. The Company had $3.8 million in available capacity to issue additional letters of credit and $8.8 million of unused borrowing capacity at September 30, 2015 under the facility. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. The Credit Agreement also includes an accordion feature that allows the Company to increase the available capacity under the Credit Agreement to $50.0 million, subject to securing additional commitments from the bank.

5.  INCOME TAXES

The Company’s effective tax rate was approximately 36% and 38%, respectively, for the three- and nine-month periods ended September 30, 2015, compared to 37% and 39%, respectively, in the corresponding prior year periods. The Company’s effective tax rate in the current quarter and year-to-date periods was lower than the prior year periods mainly due to the recognition of a favorable income tax benefit resulting from the reduction of uncertain tax positions in connection with the expiration of the statute of limitations, the completion of an IRS examination of the Company’s 2012 federal tax return and other adjustments related to the filing of the Company’s 2014 federal tax return during the third quarter of 2015.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three-month period ended September 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2015
Revenues	$70,123	$4,924	$-	$75,047
Costs & expenses	44,703	1,365	6,932	53,000
Depreciation & amortization	1,973	15	128	2,116
Operating income (loss) before income taxes	$23,447	$3,544	$(7,060)	$19,931

2014
Revenues	$65,304	$4,223	$-	$69,527
Costs & expenses (1)	42,529	1,316	6,930	50,775
Depreciation & amortization	2,201	8	83	2,292
Operating income (loss) before income taxes	$20,574	$2,899	$(7,013)	$16,460

(1)
The Company reclassified certain income statement employee benefit-related expenses for the three-month period ended September 30, 2014 to conform to the 2015 presentation. The reclassification resulted in a reduction of costs & expenses in Other Reconciling Items of $1.0 million and a corresponding increase in costs & expenses in Outsourced Portals. See Note 1.

The table below reflects summarized financial information for the Company’s reportable and operating segments for the nine-month period ended September 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2015
Revenues	$207,067	$14,151	$-	$221,218
Costs & expenses	136,201	3,975	21,100	161,276
Depreciation & amortization	6,322	33	357	6,712
Operating income (loss) before income taxes	$64,544	$10,143	$(21,457)	$53,230

2014
Revenues	$193,595	$12,484	$-	$206,079
Costs & expenses (1)	125,916	3,595	19,661	149,172
Depreciation & amortization	6,568	29	222	6,819
Operating income (loss) before income taxes	$61,111	$8,860	$(19,883)	$50,088

(1)
The Company reclassified certain income statement employee benefit-related expenses for the nine-month period ended September 30, 2014 to conform to the 2015 presentation. The reclassification resulted in a reduction of costs & expenses in Other Reconciling Items of $3.2 million and corresponding increases in costs & expenses of $3.1 million and $0.1 million, respectively, in Outsourced Portals and Other Software & Services. See Note 1.

The Company’s Texas portal contract accounted for approximately 21% of the Company’s total consolidated revenues for the three- and nine-month periods ended September 30, 2015 compared to 22% in the corresponding prior year periods. No other state portal contract accounted for more than 10% of the Company’s total consolidated revenues.

7.  SUBSEQUENT EVENT

Special Cash Dividend

On November 2, 2015, the Company’s Board of Directors declared a special cash dividend of $0.55 per share, payable to stockholders of record as of November 13, 2015. The dividend, which is expected to total approximately $36.5 million based on the current number of shares outstanding, will be paid on January 4, 2016, out of the Company’s available cash. In addition, holders of performance-based restricted stock on the record date will accrue dividend equivalents that may be earned and become payable in the form of shares of common stock at the end of the respective performance period to the extent that the underlying shares of restricted stock are earned.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (the “Company”, “NIC”, “we” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts and new projects under existing portal contracts, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015.

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

On behalf of our government partners, we enter into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the electronic transactions and data access services we provide and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract to us. We typically own all the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to a number of our government partners on a software-as-a-service, or “SaaS,” basis, and thus would not be included in any royalty-free license. If our contract was not renewed after a defined term or if our contract was terminated by our government partner for cause, the government agency would be entitled to take over the portal in place with no future obligation of the Company, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to our partners on a fee-for-service basis. We also provide certain payment processing services on a SaaS basis to a few private sector entities and non-NIC portal state agencies, and may continue to market these services to other entities in the future. Historically, revenues from these services have not been significant, but have been steadily growing in recent years. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

Any renewal of the outsourced portal contracts beyond the initial term is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 17 contracts under which we provide services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 64% and 63%, respectively, of our total consolidated revenues for the current quarter and year-to-date periods. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay a fee to us in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, New Jersey, Pennsylvania, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below regarding the expiration of our contracts with the states of Arizona and Delaware.

In our software & services businesses, the majority of our revenues are generated from a contract with the Federal Motor Carrier Safety Administration (“FMCSA”), to provide outsourced services through our NIC Federal, LLC (“NIC Federal”, formerly NIC Technologies, LLC) subsidiary. The contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide uses the self-funded, transaction-based business model. During the third quarter of 2015, we signed a new one-year contract with the FMCSA that runs through August 16, 2016, which includes two one-year renewal options for the agency to extend the contract.

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

As of September 30, 2015, there were 14 contracts under which we provide services that have expiration dates within the 12-month period following September 30, 2015. Collectively, revenues generated from these contracts represented 31% of our total consolidated revenues for the current quarter and year-to-date periods. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place with no future obligation on our part, except as otherwise provided in the contract and except for the services we provide on a SaaS basis, which would be available to the government agency on a fee-for-service basis.

During the first quarter of 2013, our subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. NICUSA provided transition services as required by the contract through the March 26, 2014 final expiration date of the contract. The costs incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on our consolidated results of operations, cash flows, or financial condition. For the nine-month period ended September 30, 2014, revenues from the legacy Arizona portal contract were approximately $0.8 million.

The contract under which our subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. The primary revenue source for DI under the contract was an annual portal management fee paid to DI by the state. During the second quarter of 2014, the state informed DI that due to fiscal constraints, it did not intend to renew its contract with DI when the contract term expired. The costs incurred in transitioning out of DI’s contract with the state of Delaware, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on our consolidated results of operations, cash flows, or financial condition. For the nine-month periods ended September 30, 2015 and 2014, revenues from the Delaware portal contract were approximately $0.6 million and $1.8 million, respectively. For the three-month period ended September 30, 2014, revenues from the Delaware portal contract were approximately $0.6 million.

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

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and nine-month periods ended September 30, 2015 and 2014. This discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Form 10-Q.

Due to the expiration of our contracts with the states of Arizona and Delaware on March 26, 2014 and March 31, 2015, respectively, the operating results for our Arizona and Delaware portals have been removed from the same state category for the three- and nine-month periods ended September 30, 2015. Furthermore, our newer portal contract with the state of Connecticut has been excluded from the same state category for the nine-month period ended September 30, 2015, because it had not generated self-funded revenues for two full comparable periods. We generated no revenues from the Louisiana pilot for the three- and nine-month periods ended September 30, 2015.

We reclassified certain income statement employee benefit-related expenses for the three- and nine-month periods ended September 30, 2014 to conform to the 2015 presentation. The reclassification resulted in a reduction of selling & administrative expenses of approximately $1.0 million and $3.2 million, respectively, for the three- and nine-month periods ended September 30, 2014 and corresponding increases of $1.0 million and $3.1 million, respectively, in cost of portal revenues for the same periods and an increase of $0.1 million in cost of software & services revenues for the nine-month period ended September 30, 2014. In addition, the reclassification resulted in a reduction of selling & administrative expenses as a percentage of total consolidated revenues of 1% and 2%, respectively, for the three- and nine-month periods ended September 30, 2014 and corresponding decreases in portal gross profit percentage for the same periods and a 1% decrease in software & services gross profit percentage for the nine-month period ended September 30, 2014. The reclassification had no effect on total operating expenses, operating income, net income, earnings per share or cash flows.

	Three months ended		Nine months ended
	September 30,		September 30,
Key Financial Metrics	2015	2014	2015	2014
Revenue growth - outsourced portals	7%	13%	7%	9%
Same state revenue growth - outsourced portals	8%	9%	8%	8%
Recurring portal revenue as a % of total portal revenues	96%	95%	96%	95%
Gross profit % - outsourced portals	41%	40%	39%	40%
Revenue growth - software & services	17%	17%	13%	17%
Gross profit % - software & services	72%	70%	72%	72%
Selling & administrative expenses as a % of total revenues	14%	15%	14%	14%
Operating income margin % (operating income as a % of total revenues)	27%	24%	24%	24%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
Portal Revenue Analysis	2015	% Change	2014	2015	% Change	2014
IGS transaction-based	$39,536	11%	$35,688	$116,318	11%	$104,741
DHR transaction-based	26,425	7%	24,695	77,720	6%	73,188
Portal software development	2,887	(7%)	3,101	8,659	(8%)	9,416
Portal management	1,275	(30%)	1,820	4,370	(30%)	6,250
Total	$70,123	7%	$65,304	$207,067	7%	$193,595

 Portal revenues in the current quarter increased 7%, or approximately $4.8 million, over the prior year quarter mainly due to an 8%, or $5.4 million, increase in same state portal revenues (portals in operation and generating self-funded revenues for two full comparable periods). The increase in same state portal revenues was partially offset by a 1%, or $0.6 million, decrease in revenues from our Delaware portal due to the expiration of our contract with the state of Delaware on March 31, 2015, as further discussed above.

Same state portal revenues in the current quarter increased 8% over the prior year quarter primarily due to higher revenues from our Colorado, Wisconsin and Texas portals, among others. Same state IGS transaction-based revenues grew 11% in the current quarter compared to 9% in the prior year quarter. The increase in same state IGS transaction-based revenues in the current quarter was due to higher revenues from several key services, including motor vehicle registrations in Colorado and vital record searches in Texas. Same state DHR transaction-based revenues grew 7% in the current quarter compared to 9% in the prior year quarter. The higher growth in the prior year quarter was mainly due to DHR price increases in one of our state portal portals that became effective in April 2014 and in one of our state portals that became effective in August 2013 as well higher transaction volumes in the prior year quarter. The increase in same state DHR transaction-based revenues in the current quarter was mainly due to a full quarter of revenues from a new DHR monitoring service in one of our state portals (launched in the second quarter of 2015) and a DHR price increase in one of our state portals that became effective in the first quarter of 2015. Same state portal software development and services revenues decreased 7% in the current quarter due to lower project-based revenues from our Oregon and Montana portals, among others.

Portal revenues in the current year-to-date period increased 7%, or approximately $13.5 million, over the prior year-to-date period, mainly due to an 8%, or $14.3 million, increase in same state portal revenues. The increase in revenues from our newer portal in Connecticut, which began generating revenues in April 2014, totaling approximately $1.2 million was offset by a decrease in revenues from our legacy Arizona and Delaware portals totaling approximately $2.0 million due to contract expirations, as further discussed above.

Same state portal revenues in the current year-to-date period increased 8% over the prior year-to-date period, primarily due to higher revenues from our Colorado, Texas and Wisconsin portals, among others. Same state IGS transaction-based revenues increased 11% in the current year-to-date period compared to 9% in the prior year-to-date period. The increase in same state IGS transaction-based revenues in the current year-to-date period was due to higher revenues from several key services, including vital record searches in Texas and motor vehicle registrations in Colorado. Same state IGS transaction-based revenues were negatively impacted in the current year-to-date period by a decline in revenues from our Texas portal totaling approximately $0.7 million due to a change in legislation that affected the timing of revenues from a vehicle inspection service with the Texas Department of Public Safety. Same state DHR transaction-based revenues grew 5% in the current year-to-date period compared to 7% in the prior year-to-date period. The higher growth in the prior year-to-date period was mainly due to a DHR price increase in one of our state portals that became effective in the third quarter of 2013 and higher transaction volumes in the prior year-to-date period. The increase in same state DHR transaction-based revenues in the current year-to-date period was mainly due to DHR price increases in two of our state portals that became effective in the second quarter of 2014 and in one of our state portals that became effective in the first quarter of 2015, as well as a new DHR monitoring service in one of our state portals which launched in the second quarter of 2015. Same state portal software development and services revenues decreased 8% in the current year-to-date period mainly due to lower project-based revenues from our Texas and Arkansas portals, among others. Our same state portal software development and services revenues increased 2% in the prior year-to-date period due to higher project-based revenues from our Indiana, Hawaii and Arkansas portals, among others.

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

	Three months ended September 30,			Nine months ended September 30,
Cost of Portal Revenue Analysis	2015	% Change	2014	2015	% Change	2014
Fixed costs	$25,346	0%	$25,293	$79,396	6%	$75,022
Variable costs	15,712	14%	13,798	45,971	12%	41,179
Total	$41,058	5%	$39,091	$125,367	8%	$116,201

Cost of portal revenues in the current quarter increased 5%, or approximately $2.0 million, over the prior year quarter due mainly to a 5%, or $2.0 million, increase in same state costs and to start-up costs from the Louisiana pilot ($0.3 million). These increases were partially offset by a $0.3 million decrease in costs from our legacy Delaware portal due the expiration of our contract with the state of Delaware on March 31, 2015, as further discussed above.

The increase in same state cost of portal revenues in the current quarter was mainly due to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above. A significant percentage of our IGS transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a percentage of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit percentage was 41% in the current quarter, up from 40% in the prior year quarter, due in part, to revenues generated from a new DHR monitoring service in one of our state portals. Our portal gross profit percentage in the prior year quarter was negatively impacted by start-up dilution from our newer Wisconsin portal. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal operations (which we believe also benefits our stockholders).

Cost of portal revenues for the current year-to-date period increased 8%, or approximately $9.2 million, over the prior year-to-date period due mainly to an 8%, or $8.8 million, increase in same state costs, an increase in costs from our newer portal in Connecticut ($0.5 million) and start-up costs from the Louisiana pilot ($0.9 million). These increases were partially offset by a decrease in costs from our legacy Arizona ($0.5 million) and Delaware ($0.5 million) portals due to contract expirations, as further discussed above.

The increase in same state cost of portal revenues in the current year-to-date period was partially attributable to higher employee compensation and benefit costs, as well as higher software maintenance costs across various portals, and an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above.

Our portal gross profit percentage was 39% for the current year-to-date period, down from 40% in the prior year-to-date period, due mainly to lower gross profits in the current year-to-date period from our Texas portal driven by a decline in Texas vehicle inspection revenues, as further discussed above, start-up costs from our pilot program in Louisiana ($0.9 million) and a decrease in gross profits from our legacy Arizona ($0.3 million) and Delaware ($0.7 million) portals due to the contract expirations, as further discussed above.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
Software & Services Revenue Analysis	2015	% Change	2014	2015	% Change	2014
NIC Federal (formerly, NIC Technologies)	$3,455	22%	$2,843	$9,760	18%	$8,301
Other	1,469	6%	1,380	4,391	5%	4,183
Total	$4,924	17%	$4,223	$14,151	13%	$12,484

Software & services revenues in the current quarter and year-to-date periods increased 17% and 13%, or approximately $0.7 million and $1.7 million, respectively, over the corresponding prior year periods, due to higher revenues from our contract with the FMCSA as a result of increased adoption of the PSP.

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services in the current quarter and year-to-date periods increased 6% and 13%, or approximately $0.1 million and $0.4 million, respectively, over the corresponding prior year periods due mainly to higher interchange fees incurred as a result of the increase in credit/debit card transactions in our payment processing businesses and higher employee compensation and benefits costs.

SELLING & ADMINISTRATIVE. As a percentage of total consolidated revenues, selling & administrative expenses were 14% in both the current quarter and year-to-date periods, compared to 15% and 14% in the corresponding prior year periods. Selling & administrative expenses in the current quarter and year-to-date periods increased 2% and 8%, or approximately $0.2 million and $2.5 million, respectively, over the corresponding prior year periods mainly due to higher sales & marketing expenses for personnel related to federal business development, higher personnel and software maintenance costs to support and enhance corporate-wide information technology, security and portal operations, and higher executive management incentive stock-based compensation expense.

INCOME TAXES. Our effective tax rate was approximately 36% and 38%, respectively, for the three- and nine-month periods ended September 30, 2015, compared to 37% and 39%, respectively, in the corresponding prior year periods. Our effective tax rate in the current quarter and year-to-date periods was lower than the prior year periods mainly due to the recognition of a favorable income tax benefit resulting from the reduction of uncertain tax positions in connection with the expiration of the statute of limitations, the completion of an IRS examination of our 2012 federal tax return and other adjustments related to the filing of our 2014 federal tax return during the third quarter of 2015.

Liquidity and Capital Resources

Operating activities

Net cash provided by operating activities was approximately $37.0 million in the current year-to-date period compared to $34.6 million in the prior year-to-date period. The increase in cash flow from operating activities in the current period was mainly the result of (i) an increase in net income, excluding non-cash charges for depreciation & amortization, deferred income taxes and stock-based compensation; (ii) the timing of accounts receivable collections in our Texas portal, including the vehicle inspection service with the Texas Department of Public Safety, and in our Colorado portal, among others; and (iii) the timing of payments to our government partners in Colorado and New Jersey, among others.

Investing activities

Net cash used in investing activities was approximately $3.9 million in the current year-to-date period compared to $5.1 million in prior year-to-date period. Investing activities in the current and prior year-to-date periods primarily reflect $3.3 million and $4.0 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses including additional capital expenditures in our new state portals and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment. Furthermore, in the current and prior year-to-date periods, we capitalized approximately $0.6 million and $1.1 million, respectively, of internal-use software development costs primarily related to the standardization of centralized customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing activities

Net cash provided by financing activities was approximately $1.4 million in the current year-to-date period compared to $2.2 million in the prior year-to-date period. Financing activities in the current and prior year-to-date periods primarily reflect the receipt of approximately $1.1 million in proceeds from our employee stock purchase program and tax deductions of approximately $0.3 million and $1.1 million, respectively, related to stock-based compensation.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $133.5 million at September 30, 2015, from $93.9 million at December 31, 2014. The increase in our working capital was primarily due to cash generated from operating activities and the timing of payments to our government partners. Our current ratio, defined as current assets divided by current liabilities, was 2.7 at September 30, 2015 compared to 2.5 at December 31, 2014.

At September 30, 2015, our cash balance was $122.4 million compared to $88.0 million at December 31, 2014. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50.0 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the facility. In total, we had $3.8 million in available capacity to issue additional letters of credit and $8.8 million of unused borrowing capacity at September 30, 2015 under the facility. We were in compliance with all of the financial covenants under the revolving credit facility at September 30, 2015.

We issue letters of credit as collateral for certain office leases, and to a much lesser extent, as collateral for performance on one of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. We had unused outstanding letters of credit totaling approximately $1.2 million at September 30, 2015. We are not currently required to cash collateralize these letters of credit. As further discussed in Note 4 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q, on July 9, 2015, we entered into an amendment to our Credit Agreement to, among other things, extend our credit facility to May 1, 2017.

At September 30, 2015, we were bound by performance bond commitments totaling approximately $6.6 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at September 30, 2015 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.8 million and would have been classified as restricted cash.

On November 2, 2015, our Board of Directors declared a special cash dividend of $0.55 per share, payable to stockholders of record as of November 13, 2015. The dividend, which is expected to total approximately $36.5 million based on the current number of shares outstanding, will be paid on January 4, 2016, out of our available cash. On October 27, 2014, our Board of Directors declared a $0.50 per share special cash dividend totaling approximately $33.0 million that was paid out of our available cash on November 20, 2014. On October 28, 2013, our Board of Directors declared a $0.35 per share special cash dividend totaling approximately $23.0 million that was paid out of our available cash on January 2, 2014. We do not believe these dividends will have a significant effect on our future liquidity needs.

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

Off-balance sheet arrangements and contractual obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. As of September 30, 2015, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 24, 2015. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $3.2 million at September 30, 2015. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

b)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the third quarter of 2015, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 17, 2015	832	$17.86	N/A	N/A
August 1, 2015	648	18.04	N/A	N/A
Total	1,480	17.95	N/A	N/A

ITEM 6.  EXHIBITS

10.1
Amendment No. 1 to Amended and Restated Credit Agreement Dated as of July 9, 2015 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference from Exhibit 10.1 to the Form 8-K filed with the SEC on July 9, 2015)

10.2
Form of NIC Inc. First Amendment to Key Employee Agreement between the Registrant and Executive, dated July 27, 2015 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed with the SEC on July 28, 2015)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2015, (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: November 5, 2015	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer

NIC Inc.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Amendment No. 1 to Amended and Restated Credit Agreement Dated as of July 9, 2015 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference from Exhibit 10.1 to the Form 8-K filed with the SEC on July 9, 2015)

10.2
Form of NIC Inc. First Amendment to Key Employee Agreement between the Registrant and Executive, dated July 27, 2015 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed with the SEC on July 28, 2015)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2015, (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).