Form 10-K
period 2015-12-31
NIC INC
filed 2016-02-23
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2015, was approximately $1,126,290,996 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Stock Market on that date). Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes.

On February 2, 2016, 65,652,223 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders to be held in 2016 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS
NIC INC.
FORM 10-K ANNUAL REPORT

 PART I

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K regarding NIC Inc. and its subsidiaries (referred to herein as “the Company,” “NIC,” “we,” “our,” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of NIC’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. We will not update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. No one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting competition issues discussed on page 11, the other specific risk factors discussed on pages 12 to 20, the factors discussed in the introduction to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and commitments and contingencies described in Notes 2, 3, 6, 7 and 9 to the Consolidated Financial Statements included in this Form 10-K. Other factors not presently identified may also cause actual results to differ.

AVAILABLE INFORMATION

Our website address is http://www.egov.com. Through this website, we make available, free of charge, on the Investor Relations section of our website (http://www.egov.com/investor-relations) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports (if any), as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available through our website other reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

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

FREQUENTLY USED TERMS

In this Annual Report on Form 10-K, we use the terms “NIC,” “the Company,” “we,” “our,” and “us” to refer to NIC Inc. and its subsidiaries, unless the context otherwise requires. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. We use the term “eGovernment” to refer to all of the government information and digital government services available online, and we use the term “portal” to refer to an official government website outsourced to NIC, as well as our subsidiary operations. We use the term “enterprise-wide” to refer to our portals that provide state-wide services to multiple government agencies. We also use the term “partner” to refer to our government clients, with whom we have contractual relationships to provide digital government services.

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

ITEM 1. BUSINESS

Business Overview

NIC is a leading provider of digital government services that help governments use technology to reduce internal costs, increase efficiencies, and provide a higher level of service to businesses and citizens. We accomplish this currently through two channels: our primary outsourced portal businesses and our software & services businesses. In our primary outsourced portal businesses, we generally enter into long-term contracts with state and local governments to design, build, and operate Internet-based, enterprise-wide portals on their behalf. These portals consist of websites and applications we have built that allow businesses and citizens to access government information online and complete secure transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. The business model supporting most of our long-term contracts is a self-funded model. Our self-funded business model is one where we absorb the costs to build the portal’s technical infrastructure and develop digital government services. After a service has launched, we and our government partners share a portion of the fees generated from the online transactions, which are paid by the end users of the service. Our government partners benefit by reducing their financial and technological risks, increasing their operational efficiencies, and gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient, and more cost-effective means to interact with governments. We are typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the government portals.

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

Our software & services businesses primarily include our subsidiaries that provide software development and services, other than outsourced portal services, to state and local governments as well as federal agencies.

Segment Information

Our Outsourced Portals segment is our only reportable segment and generally includes our subsidiaries that operate outsourced state and local government portals. The Other Software & Services category primarily includes our subsidiaries that provide software development and services, other than outsourced portal services, to state and local governments as well as federal agencies. Beginning in the fourth quarter of 2015, certain corporate divisions that support our portal businesses, which were previously reported in the Outsourced Portals segment, are now reported with all other corporate divisions as unallocated corporate-level expenses and reported in the reconciliation of the segments totals to the related consolidated totals as “Other Reconciling Items.” The new presentation is consistent with the manner by which information is presently used internally by our chief operating decision maker to evaluate performance and make resource allocation decisions. All prior periods presented have been recast to conform to the current segment reporting. These changes had no impact on total consolidated revenues, total operating expenses or total operating income before income taxes. For additional information relating to our reportable and operating segments, refer to Note 11 to the Consolidated Financial Statements included in this Form 10-K.

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

The limits of traditional government transaction methods

Traditionally, government agencies have transacted, and in many cases continue to transact, with businesses and citizens using processes that are inconvenient and labor-intensive, require extensive paperwork, and use outmoded technology and large amounts of scarce staff resources. Transactions and information requests are often made in person or by mail, which increases the potential for the compromise of sensitive personal information or errors that require revisions and follow-ups, particularly if the transactions and information requested are processed manually. Even newer methods rely on multiple systems and potentially incompatible data formats, and require significant expertise and expenditures to introduce and maintain. As a result, businesses and citizens often have no choice but to face costly delays to complete essential tasks. These delays include waiting in line at a government agency, for answers by telephone, for responses by mail, or for payments by check. In addition, government agencies may not use modern methods of online payment, leaving businesses and citizens unable to pay certain fees online or at the counter using credit/debit cards or electronic checks, or government agencies may require advance payment rather than monthly billing. Businesses and citizens encounter further inconvenience and delay because they can usually work with government agencies only during normal business hours. Even when online alternatives are available, they often require a cumbersome process of multiple contacts with different government agencies or outdated payment methods. Increases in the level of economic activity and in the population have exacerbated these problems and increased the demand for new services.

The state of Internet connectivity, mobile, and digital government services

The Internet is a global medium that enables billions of people worldwide to share information, communicate and conduct business digitally. It represents the primary means by which people access the digital government services built and managed by NIC. We closely monitor the trends in Internet use and the evolving connectivity of people and things. The Pew Research Center, a nonprofit, nonpartisan group providing information on issues shaping America, conducts research on the social impact of the Internet through the Pew Internet & American Life Project (the “Project”).

According to the Project’s June 2015 report, “Americans’ Internet Access: 2000-2015,” 84% of American adults use the Internet. In fact, the report notes some age groups’ connectivity is nearing a saturation point, with 93% of American adults ages 30-49 and 96% of American adults ages 18-29 using the Internet.

NIC leads the industry in developing mobile-enabled digital government services in the United States. We build our digital government services and native mobile applications in a manner that is accessible via a variety of connected devices. According to the Project’s October 2015 report, “Technology Device Ownership: 2015,” 68% of American adults have a smartphone, up from 35% in 2011, and 45% of American adults own a tablet computer. The Project’s April 2015 report, “U.S. Smartphone Use in 2015,” disclosed that “19% of Americans rely to some degree on a smartphone for accessing online services and information and for staying connected to the world around them – either because they lack broadband at home, or because they have few options for online access other than their cell phone.” Furthermore, the study reported that 7% of Americans access the Internet primarily via their smartphone, but do not have access via broadband at home or another online alternative. The Project refers to this group as “smartphone-dependent.”

Finally, American adults use the Internet and mobile devices to connect with government of all levels – federal, state, and local. The Project’s April 2015 report, “Americans’ View on Open Government Data,” notes that government does reach people online and there are “high levels of use of the Internet for routine information applications.” In fact, 65% of Americans in the prior 12 months used the Internet to either find data or information about government or file documents digitally. Examples of such activity included:

●	37% got information and data about the federal government;

●	34% got information and data about state government;

●	32% got information and data about local government;

●	18% of those surveyed renewed a driver’s license or car registration;

●	11% paid a fine such as a parking ticket or toll; and

●	4% applied for or renewed a hunting or fishing license.

The Pew Research Center data supports our view that the Internet is and continues to be a viable way for American adults to interact with government of all levels, and that Americans access the Internet using a variety of devices.

Challenges to the implementation of digital government services

Despite the potential benefits of digital government services, barriers to creating successful Internet-based services may preclude governments from implementing them. Some of these barriers are similar to those the private sector encounters, including:

●	the high cost of implementing and maintaining Internet technology in a budget-constrained environment;

●	the need to quickly assess the requirements of potential customers and cost-effectively design and implement digital government services that are tailored to meet these requirements;

●	the intense competition for qualified technical personnel; and

●	the need for updated Internet and mobile friendly payment methods, that are secure and compliant with Payment Card Industry standards.

Governments also face some unique challenges that exacerbate the difficulty of advancing to Internet-based services, including:

●	lengthy and potentially politically charged appropriations processes that make it difficult for governments to acquire resources and to develop Internet services quickly;

●	a diverse and substantially autonomous group of government agencies that have adopted varying and fragmented approaches to providing information and transactions online;

●
a lack of marketing expertise to design services that meet the needs of businesses and citizens, to increase the awareness of the availability of the services, and to drive adoption of the online service delivery channel;

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

What We Provide to Governments

We provide digital government services designed to meet the needs of governments, businesses, and citizens. The key elements of our service delivery are:

Customer-focused, one-stop government portal

Using our marketing and technical expertise and our government experience, we generally design, build, and operate Internet-based portals on an enterprise-wide basis for our state and local government partners and Internet-based services for our federal partners that are designed to meet their needs as well as those of the businesses and citizens they serve. Our enterprise-wide outsourced portals are designed to create a single point of presence on the Internet that allows businesses and citizens to reach the website of every government agency in a specific jurisdiction from one online location. We strive to employ a common look and feel in the websites of all government agencies associated with each state’s government portal and make them useful, appealing, and easy to use. In addition to developing and managing the government portal, we develop applications that allow businesses and citizens to complete processes that have traditionally required separate offline interactions with several different government agencies or older generation electronic access. These applications permit businesses and citizens to conduct transactions with government agencies and to obtain information 24 hours per day and seven days per week using the latest technology and payment methods. We also help our government partners generate awareness and educate businesses and citizens about the availability and potential benefits of digital government services.

Compelling and flexible financial models for governments

With our self-funded business model, we allow governments to implement enterprise-wide eGovernment at minimal cost and risk. We take on the responsibility and cost of designing, building, and operating government portals and applications, with minimal use of government resources. We employ our technological resources and accumulated expertise to help governments avoid the risks of selecting and investing in new and often untested technologies that may be implemented by unproven third-party providers. We implement our services rapidly, efficiently, and accurately, using our well-tested and reliable infrastructure and processes. Once we establish a portal and the associated applications, we manage transaction flows, data exchange and payment processing, and we fund ongoing costs from the fees received from portal users, who access information and conduct transactions through the portal. A 2013 study by the University of Utah of nearly 1,500 businesses in three NIC partner states found that 95% approve of their state’s digital government services, with 90% preferring to conduct business with state government online and 96% saying that digital government services save their business time. In addition, the majority of the businesses surveyed said they believe fees associated with digital government services are reasonable and that digital government services reinforce the perception that the state is business-friendly. A 2012 study by the University of Utah found that by placing just nine high-volume services online and by utilizing NIC’s self-funded business model, the state of Utah avoided approximately $61 million in costs related to the operations of its official web portal and the development of digital government services from fiscal years 2007 through 2011. We are also able to provide specific fee-based application and outsourced portal solutions to governments who cannot or do not wish to pursue a self-funded portal solution.

Focused relationship with governments

We form relationships with governments by developing an in-depth understanding of their interests and then aligning our interests with theirs. By tying our revenues to the development of successful services and applications, we demonstrate to government agencies and constituents that we are focused on their needs. Moreover, we have pioneered and encourage our partners to adopt a model for eGovernment policymaking that involves the formation of oversight boards to bring together interested government agencies, business and consumer groups, and other vested interest constituencies in a single forum. We work within this forum to maintain constant contact with government agencies and constituents and enlist their participation in the development of digital government services. We attempt to understand and facilitate the resolution of potential disputes among these participants to maximize the benefits of our services. We also design our services to observe relevant privacy and security regulations, so that they meet the same high standards of integrity, confidentiality, and public service as government agencies strive to observe in their own actions.

Government Contracts

Our outsourced portal contracts

The following is a summary of the portals in each state through which we provide enterprise-wide outsourced portal and digital government services to multiple government agencies:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Connecticut Interactive, LLC	www.ct.gov (Connecticut)	2014	1/9/2017 (1/9/2020)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2017 (8/10/2019)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2017 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	5/1/2020 (5/1/2022)
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2018
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	3/31/2016
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2016 (6/8/2019)
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2016
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	3/1/2016 (3/1/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	7/1/2017 (7/1/2019)
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	3/31/2016 (3/31/2020)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2017 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	3/31/2017
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2019 (3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2017
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2019
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2018
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	6/30/2016 (6/30/2020)
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/31/2016
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	4/1/2019 (4/1/2021)
Kansas Information Consortium, LLC	www.Kansas.gov (Kansas)	1992	12/31/2021 (annual 1-year renewal options)

Contract developments

During the first quarter of 2015, we received two-year contract extensions from the states of Montana and Idaho. In addition, we executed one-year contract extensions with the states of Alabama and Tennessee.

During the second quarter of 2015, we signed a new one-year contract with the state of Oklahoma, which includes four one-year renewal options. In addition, we were awarded a new five-year contract with the state of New Jersey, which includes two one-year renewal options. We also executed a three-year contract extension with the state of Utah.

During the third quarter of 2015, we executed one-year contract extensions with the Commonwealth of Kentucky and the state of Maryland.

During the fourth quarter of 2015, we executed a two-year contract extension with the state of Maine and a one-year contract extension with the state of Texas. In addition, we signed a new three-year contract with the state of Nebraska, which includes two one-year renewal options. We also executed a three-year contract extension with the state of Hawaii and a two-year contract extension with the state of Mississippi.

Portal agreements

Our outsourced government portals operate under separate contracts that generally have an initial multi-year term. Under a typical self-funded contract, a government agrees that:

●	we have the right to develop a comprehensive Internet portal owned by that government to deliver digital government services;

●	the portal we establish is the primary digital and Internet interface between the government and its businesses and citizens;

●
it will sponsor access to agencies and local governments for the purpose of our entering into agreements with these agencies to develop applications for their data and transactions and to link their Web pages to the portal; and

●	it will establish a policy-making and fee approval authority, which typically includes agency members, business customers, and others, to establish prices for services and to set other policies.

In return, we agree to:

●	develop, manage, market, maintain, and expand that government’s portal and information and digital commerce applications;

●	assume the investment risk of building and operating that government’s portal and applications without the direct use of tax dollars;

●	process electronic payments;

●	bear the risk of collecting transaction fees; and

●	have an independent audit conducted upon that government’s request.

We typically own all the intellectual property in connection with the applications we develop under our government portal contracts. After completion of a defined contract term, our government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing, and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to a number of our government partners on a software-as-a-service (“SaaS”) basis, and thus would not be included in any royalty-free license. If our contract is not renewed after a defined term or if our contract is terminated by our government partner for cause, the government agency would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. We also provide certain payment processing services on a SaaS basis to a few private sector entities and to state and local agencies in states where we do not maintain an enterprise-wide outsourced eGovernment contract, and may continue to market these services to other entities in the future. Historically, revenues from these services have not been significant, but have grown substantially in recent years. In some cases, we enter into contracts to provide application development and portal management services to governments in exchange for an agreed-upon fee.

We also enter into separate agreements with various agencies and divisions of our government partners for the sale of digital access to public records and to conduct other transactions. These agreements preliminarily establish the pricing of the online transactions and data access services we provide and the amounts we must remit to the agency. These terms are then submitted to the policy-making and fee approval authority for approval. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We do have the general ability to control certain of our expenses in the event of a reduction in the amount or percentage of fees we retain; however, there may be a lag in the time it takes to do so should we determine it is necessary.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 18 contracts under which we provide outsourced portal services, software development and digital government services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 64% of our total consolidated revenues for the year ended December 31, 2015. In the event that any of these contracts are terminated without cause, the terms of the respective contract may require the government to pay us a fee in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas, or Utah, as a result of the expiration, termination, or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contracts with the states of Arizona and Delaware.

Our other outsourced state contracts

During the third quarter of 2014, our subsidiary, Louisiana Interactive, LLC, signed a master contract with the state of Louisiana Division of Administration, Office of Technology Services (“Louisiana Division”) that creates a framework to provide certain digital government services for a pilot period. The pilot period commenced during the first quarter of 2015 and we anticipate it will conclude within approximately 18 months after the commencement of the pilot period. Subsequent to the pilot period, the Louisiana Division has the option to receive enterprise-wide eGovernment solutions pursuant to the master contract.

Our subsidiary, New Mexico Interactive, LLC, has a contract to manage digital government services for the New Mexico Motor Vehicle Division (“MVD”) and its parent, the New Mexico Taxation and Revenue Department. The current contract runs through June 30, 2016 and includes two one-year renewal options.

During the third quarter of 2015, our subsidiary, Virginia Interactive, LLC (“VI”) extended its agreement with the Office of the Executive Secretary of the Supreme Court of Virginia to provide digital government services through August 31, 2016. The agreement includes seven one-year renewal options. During the third quarter of 2015, VI extended its agreement with the Virginia Department of Game and Inland Fisheries (“DGIF”) to provide digital government services through August 31, 2016. During the fourth quarter of 2015, DGIF informed VI it does not intend to renew its contract with VI when the contract term expires on August 31, 2016. VI will provide transition services as required by the contract through the August 31, 2016 expiration date of the contract. We do not believe the expiration of our contract with DGIF will have a material impact on our consolidated results of operations, cash flows or financial condition.

Outsourced federal contracts

Our subsidiary, NIC Federal, LLC (“NIC Federal”) has a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the self-funded, transaction-based business model. During the third quarter of 2015, we signed a new one-year contract with the FMCSA that runs through August 31, 2016, which includes two one-year renewal options.

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

Expiring contracts

As of December 31, 2015, there were 10 contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following December 31, 2015. Collectively, revenues generated from these contracts represented approximately 22% of our total consolidated revenues for the year ended December 31, 2015. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

During the first quarter of 2013, our subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. NICUSA provided transition services as required by the contract through the March 26, 2014 final expiration date of the contract. The costs incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on our consolidated results of operations, cash flows, or financial condition. For the years ended December 31, 2014 and 2013 revenues from the legacy Arizona portal contract were approximately $0.8 million and $3.7 million, respectively.

The contract under which our subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. The primary revenue source for DI under the contract was an annual portal management fee paid to DI by the state. During the second quarter of 2014, the state informed DI that due to fiscal constraints, it did not intend to renew its contract with DI when the contract term expired. The costs incurred in transitioning out of DI’s contract with the state of Delaware, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on our consolidated results of operations, cash flows, or financial condition. For the years ended December 31, 2015, 2014 and 2013 revenues from the Delaware portal contract were approximately $0.6 million, $2.4 million, and $2.2 million, respectively.

Our Portal Service Offerings

We work with our state and local government partners to develop, manage, and enhance comprehensive, enterprise-wide, eGovernment portals to deliver digital government services to their constituents. Our portals are designed to provide user-friendly, convenient, secure multi-channel access, including mobile access, to in-demand government information and services, and include numerous fee-based transaction services and applications that we have developed. These fee-based services and applications allow businesses and citizens to access constantly changing government information and to file necessary government documents. The types of services and the fees charged vary in each portal installation according to the unique preferences of that jurisdiction. In an effort to reduce the frustration businesses and citizens often encounter when dealing with multiple government agencies, we handle cross-agency communications whenever feasible and shield businesses and citizens from the complexity of older, mainframe-based systems that agencies commonly use, creating an intuitive and efficient interaction with governments. We also provide industry-compliant payment processing systems that accommodate credit/debit cards and electronic checks, as applicable.

Some of the online services we currently offer in different jurisdictions include:

Product or Service	Description	Primary Users
Motor Vehicle Driver History Record Retrieval	For those legally authorized businesses, this service offers controlled instant look-up of driving history records. Includes commercial licenses.	Insurance companies

Vehicle Title, Lien & Registration	Provides controlled interactive title, registration, and lien database access. Permits citizens to renew their vehicle registrations online.	Insurance companies, lenders, citizens

Motor Vehicle Inspections	Allows licensed state inspection stations to file certified motor vehicle and emissions testing inspections online.	Businesses

Temporary Vehicle Tags	Records temporary vehicle tag registration of a newly purchased car in real time with the state and issues a customized temporary plate for display on the vehicle.	Automobile dealerships, citizens, law enforcement

Driver’s License Renewal	Permits citizens to renew their driver’s license online using a credit/debit card.	Citizens

Hunting and Fishing Licenses	Permits citizens to obtain and pay for outdoor recreation licenses over the Internet or from point-of-purchase retail kiosks.	Citizens

Health Professional License Services	Allows users to search databases on several health professions to verify license status.	Hospitals, clinics, health insurers, citizens

Professional License Renewal	Permits professionals to renew their licenses online using a credit/debit card.	Attorneys, doctors, nurses, architects, and other licensed professionals

Business Registrations and Renewals	Allows business owners to search for and reserve a business name, submit and pay for the business registration, and renew the business registration on an annual basis.	Businesses

Secretary of State Business Searches	Allows users to access filings of corporations, partnerships, and other entities, including charter documents.	Attorneys, lenders

Uniform Commercial Code (UCC) Searches and Filings	Permits searches of the UCC database to verify financial liens, and permits filings of secured financial documents.	Attorneys, lenders

Limited Criminal History Searches	For those legally authorized, provides users with the ability to obtain a limited criminal history report on a specified individual.	Schools, governments, human resource professionals, nonprofits working with children or handicapped adults

Product or Service	Description	Primary Users
Court Services	Allows authorized users to search court record databases, make payments for court fines, and in some cases digitally file court documents.	Legal professionals, citizens

Vital Records	Provides authorized access to birth, death, marriage, domestic partnership and civil union certificates.	Citizens

Income and Property Tax Payments	Allows users to file and pay for a variety of state and local income and property taxes.	Businesses and citizens

Payment Processing	Permits use of the Internet for secure industry-compliant credit/debit card and electronic check payment processing both online and at the point of sale for government agency transactions.	Businesses and citizens

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

Percentage of Portal Revenues:	2015	2014	2013
Transaction-based	94%	92%	90%
Time and materials-based fees for application development	4%	5%	6%
Fixed fees for portal management	2%	3%	4%

The following table identifies each type of service, customer and portal partner that accounted for 10% or more of our total consolidated revenues in any of the past three years:

	Percentage of Total Consolidated Revenues
	2015	2014	2013
Type of Service
Motor Vehicle Driver History Record Retrieval	35%	35%	34%
(This is the highest volume, most commercially
valuable service we offer)

Motor Vehicle Registrations	13%	12%	13%

Customer
LexisNexis Risk Solutions	23%	24%	22%
(Resells motor vehicle driver history records
to the insurance industry)

Portal Partner
Texas	21%	22%	23%

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

We have well-established sales and marketing processes for achieving these goals, which are managed by our national sales division and a marketing function within most of our subsidiaries.

Developing new sources of revenue

We focus our new government sales and marketing efforts on increasing the number of governments and government agencies that are receptive to a public/private model for delivering information and/or completing transactions over the Internet. We meet regularly with interested government officials to educate them on the public/private model and its potential advantages for their jurisdictions. Members of our management team are also regular speakers at conferences devoted to the application of Internet technologies and digital services to facilitate the relationship between governments and their citizens. In states or federal agencies where we believe interest is significant, we seek to develop supportive, educational relationships with professional and business organizations that may benefit from the government service improvements we can produce. We also focus our corporate marketing efforts on key government decision makers through the use of advertising, white paper development, media relations and social media. In addition, we continue to develop relationships with key government decision makers to expand our opportunities to manage digital government services in the federal arena.

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

Growing existing markets

In our existing federal, state and local government relationships, our marketing efforts focus on:

●	expanding the number of government agencies that provide services or information on the government portal;

●	identifying new information and transactions that can be usefully and cost-effectively delivered over the Internet;

●	working with the governance authorities in our existing markets to price online services in a manner to encourage usage; and

●	increasing the number of potential users who do business with governments over the Internet.

Although each government’s unique political and economic environment drives different marketing and development priorities, we have found many of our core applications to be relevant across multiple jurisdictions. Most of our subsidiaries have a director of marketing and additional marketing staff who meet regularly with government, business, and consumer representatives to discuss potential new services. We also promote the use of our extensive library of unique revenue-generating digital government services to existing and new customers through speaking engagements and targeted advertising to organizations for professionals, including lawyers, bankers, and insurance agents who have a need for regular interaction with government. We identify services that have been developed and implemented successfully for one government and replicate them in other jurisdictions.

Technology and Operations

Over the past 24 years, we have made substantial investments in the development of Internet-based applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments online. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the Internet, Internet security, Web-to-legacy system integration, Web-to-mainframe integration, Web-to-mobile integration, database design, website administration, Web page development, and payment processing. Within this scope, we have developed and implemented a comprehensive Internet portal framework for governments, and a broad array of stand-alone products and services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored digital government services that keep our partners on the forefront of eGovernment.

Each of our government partners has unique priorities and needs in the development of its digital government services. More than half of our employees work in the Internet services, application development, and technology operations areas, and most are focused on a single government partner’s application needs. Our employees develop an understanding of a specific government’s application priorities, technical profiles, and information technology personnel and management. At the same time, all of our development directors are trained by experienced technical staff from our other operations, and there is frequent communication and collaboration, which ensures that our government partners can make use of the most advanced digital government services we have developed throughout our organization.

Some of our portals and applications are physically hosted in each jurisdiction in which we operate on servers that we own or lease. The rest of our portals and applications are hosted at a central data facility operated by a third-party, with backup at a similar facility in another location. We also provide links to sites that are maintained by government agencies or organizations that we do not manage. Our objective is to provide uninterrupted online service 24 hours per day and seven days a week, and our operations maintain extensive backup, security, and disaster recovery procedures.

History has proven that our systems and applications are scalable and can easily be replicated from one government entity to another. We focus on sustaining low-overhead operations, with all major investments driven by the objective of deploying the highest value-added technology and applications to each operation.

Finally, we have designed our government portals and applications to be compatible with virtually any existing system and to be rapidly deployable. To enable speed and efficiency of deployment, we license commercially available technology whenever possible and focus on the integration and customization of these “off-the-shelf” hardware and software components when necessary. While we expect that commercially licensed technology will continue to be available at reasonable costs, there can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party technology and applications for future services. While we do not believe that any one individual technology or application we license is material to our business, changes in or the loss of third-party licenses could lead to a material increase in the costs of licensing or to our products becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development or procurement costs in an attempt to ensure continued performance of our services.

We regard our intellectual property as important to our success. We rely on a combination of nondisclosure and other contractual arrangements with governments, our employees, subcontractors and other third parties, copyrights and privacy and trade secret laws to protect and limit the distribution of the proprietary software applications, documentation, and processes we have developed in connection with the digital government services we offer.

Competition

We do not currently have significant competition from companies vying to provide enterprise-wide outsourced portal services to governments; however, we face intense competition from companies providing solutions to individual government agencies. We believe that the principal factors upon which our businesses compete are:

●	our unique understanding of government needs;

●	the quality and fit of our digital government services;

●	speed and responsiveness to the needs of businesses and citizens;

●	cost-effectiveness; and

●	enterprise-wide approach.

We believe we compete favorably with respect to the above-listed factors. In most cases, the principal alternative for our enterprise-wide services is a government-designed and managed service that integrates multiple vendors’ technologies, products and services. Companies that have expertise in marketing and providing technical digital services to government entities compete with us by further developing their services and increasing their focus on agency-specific segments of their business. Many of our potential competitors are national or international in scope and have greater resources than we do.

Additionally, in some geographic areas, we may face agency-level competition from smaller consulting firms with established reputations and political relationships with potential government partners. Examples of companies that may compete and/or currently compete with us at the agency level are the following:

●	traditional large systems integrators, including CGI and Unisys;

●	traditional large software applications developers, including Microsoft and Oracle;

●	traditional consulting firms, including IBM Corp. and Accenture, Ltd.;

●	digital transaction payment processors, including ACI Worldwide, Inc. and Link2Gov Corp;

●	software application developers, including Accela, FAST Enterprises and PCC Technology Group; and

●	other niche providers, such as Active Network and Brandt Information Services.

Seasonality

The use of some of our digital government services is seasonal, particularly the accessing of motor vehicle driver history records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the lower number of business days in this quarter and a lower volume of transactions during the holiday periods.

Employees

As of December 31, 2015, we had 859 full-time employees, of which 183 were working in corporate operations, 658 were in our outsourced portal businesses and 18 were in our software & services businesses. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. We also employ independent contractors to support our application development, marketing, sales and administrative departments. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Our operations are subject to a number of risks and uncertainties, including those described below. If any of these risks actually occur, our business, financial condition, and results of operations could be materially adversely affected. In that case, the value of our common stock could decline substantially.

Because we have a limited number of government contracts, the termination or non-renewal of certain of these contracts may harm our business.

Currently, we have 27 contracts through which we provide enterprise-wide outsourced portal services to state governments. These contracts typically have multi-year terms with provisions for renewals for various periods at the option of the government. In addition, we have a limited number of other contracts with government agencies through which we provide outsourced portal services, software development and digital government services.

A government typically has the option to terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in our contracts.

In addition, we currently have 18 contracts, including our contract with the FMCSA, under which we provide outsourced portal services, software development and digital government services that can be terminated by the other party without cause upon a specified period of notice. Collectively, revenues generated from these contracts represented approximately 64% of our total consolidated revenues for the year ended December 31, 2015. The Texas portal, which is one of the 18 contracts noted above, accounted for approximately 21% of our total consolidated revenues for the year ended December 31, 2015. In the event that any of these contracts are terminated without cause, the terms of the respective contract may require the government to pay us a fee in order to continue to use our software in its portal.

As of December 31, 2015, we have 10 contracts under which we provide outsourced portal services, software development and digital government services that have expiration dates within the 12-month period following December 31, 2015. Collectively, revenues generated from these contracts represented approximately 22% of our total consolidated revenues for the year ended December 31, 2015. If a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

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

Security breaches, disruptions or unauthorized access to payment information, including credit/debit card data, and/or personal information that we store, process, use or transmit in our business may harm our reputation and adversely affect our business and results of operations.

A significant challenge to electronic commerce is the secure transmission of payment information and/or personal information over information technology networks and systems which process, transmit and store electronic information, and manage or support a variety of business processes. The collection, maintenance, use, disclosure, and disposal of payment information and personal information by our businesses are regulated at state and federal levels. Because we provide the electronic transmission of sensitive and personal information released from and filed with various government entities and we perform online payment and electronic check processing services, we face the risk of a security breach, whether through computer hacking, acts of vandalism or theft, malware, computer viruses, human errors, catastrophes or other unforeseen events that could lead to significant disruptions or compromises of our information technology networks and systems or the unauthorized release or use of payment information or personal information. Additionally, vulnerabilities in the security of our own internal systems could compromise the confidentiality of, or result in unauthorized access to, personal information of our employees.

We rely on encryption and authentication technology purchased or licensed from third parties to provide the security and authentication tools to effectively secure transmission of confidential information, including user credit/debit card information and banking data. Advances in computer capabilities, new discoveries in the field of cryptography, threats that evolve ahead of tools designed to counter them, or other developments may result in the breach or compromise of technology used by us to protect transaction data. Data breaches can also occur as a result of non-technical issues, such as so-called “social engineering.”

Despite the various security measures we have in place to protect payment information and personal information from unauthorized disclosure and comply with applicable laws and regulations, our information technology networks and systems and those of our third-party vendors and service providers can never be made completely secure against security incidents. Even the most well protected information, networks, systems, and facilities remain vulnerable to security breaches or disruptions, because (i) the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected for an extended period and (ii) the security methodologies, protocols, systems and procedures used for protection are implemented by humans at each level, and human errors may occur. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even if appropriate training is conducted in support of such measures, human errors may still occur. It is impossible for us to entirely mitigate this risk. A party, whether internal or external, who is able to circumvent our security measures could misappropriate information, including, but not limited to user credit/debit card information or other payment information and personal information, or cause interruptions or direct damage to our government portals or their users.

Under payment card rules and our contracts with our credit card processors, if there is a breach of payment card information that we store, process, or transmit, we could be liable to the payment card issuers for their cost of issuing new cards and related expenses, and to partners for costs of notification and remediation, and for any damages to users under state laws or our partner contracts.

In addition, any noncompliance with privacy laws or a security breach involving the misappropriation, loss or other unauthorized access, use or disclosure of payment information or personal information, or other significant disruption involving our information technology networks and systems (whether or not caused by a breach of our contractual obligations or our negligence), may lead to negative publicity, impair our ability to conduct our business, subject us to private litigation and government investigations and enforcement actions and cause us to incur potentially significant liability, damages or remediation costs. It may also cause the governments with whom we contract to lose confidence in us, any of which may cause the termination or modification of our government contracts and impair our ability to win future contracts. Actual or anticipated attacks and risks affecting our own or our government partners’ environment may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to train employees, and to engage third-party security experts and consultants. Although we maintain insurance coverage that, subject to policy terms and conditions and subject to a retention, is designed to address certain aspects of security and privacy liability, such insurance coverage may be insufficient to cover or protect against the costs, liabilities, and other adverse effects arising from a security breach or system disruption. If we fail to reasonably maintain the security of confidential information, we may also suffer significant reputational and financial losses and our results of operations, cash flows, financial condition, and liquidity may be adversely affected.

If we are unable to meet the unique challenges involved in contracting with governments and government agencies, our business may be harmed.

Our revenues are generated principally from contracts with state governments and government agencies within a state, and to a lesser extent with federal government agencies, to provide digital government services on behalf of those government entities to complete transactions and distribute public information digitally. We face many risks uniquely associated with government contracting, including:

●	regulations that govern the fees we collect for many of our services, limiting our control over the level of transaction fees we are permitted to retain;

●
the potential need for governments to draft and adopt specific legislation before they can circulate a request for proposal (“RFP”) to which we can respond or before they can otherwise award a contract, and the risk that enabling legislation previously adopted to set up our portal or otherwise to our benefit could be challenged, reinterpreted, repealed or modified;

●	the potential need for changes to legislation authorizing government’s contracting with third parties to receive or distribute public information;

●	long and complex sales cycles that vary significantly according to each government entity’s policies and procedures;

●
political resistance to the concept of government agencies contracting with third parties to receive or distribute public information, which has been offered traditionally only by the government agencies and often without charge;

●	changes in government administrations that could impact existing RFPs, rebids, renewals or extensions; and

●
government budget deficits and appropriation approval processes and periods, either of which could cause governments to curtail spending on services where we are paid directly by governments, including time and materials-based fees for application development or fixed fees for portal management, which constituted approximately 4% and 2% of portal revenues, respectively, in 2015.

Each of these risks is outside of our control and could result in harm to our business, results of operations, cash flows, and financial condition.

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

After termination for cause or the natural expiration of our portal contracts, it is possible that governments and their contractors may operate the portals themselves using the perpetual use license we typically are contractually obligated to provide to them. This license generally permits the government to use and modify the software programs and other applications we have developed for them in the operation of their portals (excluding software applications that we provide on a SaaS basis) on a perpetual, royalty-free basis. This perpetual use license could make it easier and more cost effective for our government partners to elect not to enter into a new contract with us after the expiration of one of our portal contracts. Any such election could adversely affect our revenues and profits. Additionally, anyone using our software programs and other applications may inadvertently allow our intellectual property or other information to fall into the hands of third parties, including our competitors. In the event that a contract is terminated prior to the natural expiration of the term without cause, the terms of the respective contract typically require the government to pay a fee to us in order to continue to use our software in its portal.

The growth in our revenues may be limited by the number of governments and government agencies that choose to provide eGovernment solutions using our business model and by the finite number of governments with which we may contract for our eGovernment solutions.

Our revenues are generated principally from contracts with state governments and government agencies within a state to provide eGovernment solutions on behalf of those government entities to complete transactions and distribute public information digitally. The growth in our revenues largely depends on government entities adopting our business model. We cannot ensure that government entities will choose to provide digital government services or continue to provide digital government services at current levels, or that they will provide such services with private assistance or by adopting our model. Generally, under our enterprise-wide self-funded business model, we initially generate a high proportion of our revenues from the transaction-based services we provide on behalf of a limited number of government agencies within a state, while other agencies consider participating in the portal. If any of our partner agencies within a state are dissatisfied with even one of the many services we provide, it may negatively affect our ability to convince additional agencies to partner with us or retain our enterprise agreement. The failure to secure contracts with certain government agencies, particularly those agencies that control motor vehicle driver history records, could result in revenue levels insufficient to support a portal’s operations on a self-sustained, profitable basis. In addition, because there is a finite number of states remaining with which we can contract for our services, future increases in our revenues may depend, in part, on our ability to expand our business model to include multi-state cooperative organizations, local governments, and federal agencies and also to broaden our service offerings to diversify our revenue streams across our lines of business. We cannot ensure that we will succeed in expanding into new markets, broadening our service offerings, or that our services will be adaptable to those new markets.

We earn a significant percentage of our revenues and related accounts receivable from a limited number of services and customers. Any reduction in demand for those services or negative trends in the businesses of those customers could adversely affect our results of operations and financial condition.

We earn a high proportion of our revenues and related accounts receivable from a limited number of services and customers. A significant portion of our revenues is derived from data resellers’ use of our portals to access motor vehicle driver history records for the automobile insurance industry. Transaction-based fees charged for access to motor vehicle driver history records accounted for approximately 35% of our total consolidated revenues for the year ended December 31, 2015. One of these data resellers, LexisNexis Risk Solutions, accounted for approximately 23% of our total consolidated revenues during this period, or approximately three-quarters of our revenues from motor vehicle driver history records. In addition, LexisNexis Risk Solutions accounted for approximately 17% of our consolidated accounts receivable at December 31, 2015. While fees charged for access to motor vehicle driver history records are currently expected to continue to account for a significant portion of our consolidated revenues in the near future, regulatory changes or the development or increased use of alternative information sources, such as credit scoring, could materially reduce our revenues from this service. Our contracts with data resellers generally may be terminated at any time after a 60-day notice and may be terminated immediately at the option of any party in certain circumstances. Furthermore, our credit risk may increase in the event any data resellers experience liquidity or solvency issues. We generally do not require collateral to secure accounts receivable. A reduction in revenues from currently popular services or an inability to collect a major portion of our accounts receivable would harm our business, results of operations, cash flows, and financial condition, and our liquidity may be adversely affected.

We could suffer significant losses and liability if our operations, systems or platforms are disrupted or fail to perform properly or effectively.

The continued efficiency and proper functionality of our technical systems, platforms, and operational infrastructure is integral to our performance. As we grow, we continue to purchase equipment and to upgrade our technology and network infrastructure to handle increased traffic on the Internet-based portals we operate. We may experience occasional system interruptions and delays that make digital government services unavailable or slow to respond and prevent businesses and citizens from accessing information and services on the government portals we operate. Any such interruptions or delays in the future could cause users to stop visiting the government portals we operate and could cause our government partners to penalize us or terminate agreements with us. Our operations, systems and platforms may also be disrupted or fail due to catastrophic events such as natural disasters, telecommunications failures, power outages, cyber-attacks, terrorist attacks, or other catastrophic events. If any of these circumstances occurred, our business could be harmed.

The Internet-based services for some of the portals and applications we operate are physically hosted individually by the state or city where we provide services on servers that we typically own or lease. Our other portals and applications are hosted at a leased Computer Data Center (“CDC”) on servers that we own with a near real-time backup CDC located in a different geographic region of the country. CDC servers are virtually segmented by government partner while housing more than one government partner’s services. An outage in one of the servers hosted outside one of the CDCs could affect that government partner’s services. An outage at both of our leased CDCs, or at one CDC and to the connection to our backup facility, could affect more than one government partner’s services. Any of these system failures could harm our business, results of operations, cash flows, and financial condition. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems.

Our business will be adversely affected if we are unable to hire, integrate, train, or retain the qualified personnel needed to operate our business.

Our future success will depend, in part, on the efforts of our executive officers and other key employees, most of whom have extensive experience with us and in our industry. The loss of any of our executives or key employees, even with an adequate succession plan, could harm our business. In addition, we currently expect that we will need to hire additional personnel in all areas throughout 2016, including personnel for new operations in jurisdictions in which we may obtain contracts. We may not be able to retain our current key employees or attract, integrate, or retain other qualified employees in the future. If we do not succeed in attracting new personnel, particularly in the competitive market for information technology professionals, or succeed in integrating, retaining, and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies, and positioning of our government portals and other services. This training will require substantial resources and management attention.

Increases in credit/debit card association and automated clearing house fees may result in lower transaction volumes and/or a reduction in our earnings.

From time to time, credit/debit card and electronic check processors increase the fees (interchange and assessment fees) that they charge companies such as us. We could attempt to pass these increases along to citizens and businesses, but this might result in the loss of those customers or lower transaction volumes. If we elect not to pass along such increased fees to citizens and businesses in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our earnings.

We depend on third parties, including subcontractors, with whom we engage or collaborate for certain projects, deliverables, and/or financial transaction processes. If these parties fail to satisfy their obligations to us or we are unable to maintain these relationships, our operating results and business prospects could be adversely affected.

In order to satisfy our obligations under contracts that are complex or time-sensitive, we often engage third parties, including subcontractors, to fulfill certain requirements. We also use third parties to ensure that our services and solutions integrate with the software, systems, or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver and implement our solutions in a timely manner depends on our ability to retain and maintain relationships with subcontractors, vendors, and service providers and the ability of these third parties to meet their obligations in a timely manner, as well as on our effective oversight of their performance. There is a risk that we may have disputes with these third parties arising from, among other things, the quality and timeliness of work performed by them or customer concerns about them. Disputes with these third parties could lead to litigation. Adverse judgments or settlements in legal disputes may result in significant monetary damages or injunctive relief against us. In addition, if any third-party fails to perform on a timely basis the agreed-upon services, our ability to fulfill our obligations may be jeopardized. Third-party performance deficiencies could result in the termination of our contract for default. A termination for default could expose us to liability for damages and have an adverse effect on our business prospects, results of operations, cash flows, and financial condition and our ability to compete for future contracts and orders.

We may become subject to liability under rules and standards for processing electronic direct debit payments from bank accounts and credit card payments.

We are required to comply with the Payment Card Industry’s Data Security Standards (“PCI DSS”) and the rules and standards promulgated by the National Automated Clearing House Association (“NACHA”) because we provide online payment and electronic check processing services. We may become potentially liable if we fail to handle transactions in accordance with these rules, or for failing to return funds within the prescribed time frame to the bank account of the person or entity disputing our authorization to debit those funds, before the dispute regarding our authorization is resolved. Our agreements with governmental agencies at the federal, state, and local levels transfer this obligation for rapid funds return during dispute resolution to the government agencies affected, but in the event that such return does not happen, we may be potentially liable notwithstanding the government’s failure, and we may not be able to obtain reimbursement from the government involved or from the individual user or entity that initiated the debit without authorization. If this were to happen, our business, results of operations, cash flows, and financial condition may be adversely affected. Our credit card and electronic check processing is also subject to the applicable rules of the particular card association or clearinghouse and applicable law. Additionally, in certain jurisdictions we are or may become subject to laws governing money transmitters and anti-money laundering for certain services we offer. If our interpretations, or those of our government partners, of any laws, rules, regulations, or standards are determined to be incorrect, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide certain of our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices. If we were unable to accept payment cards or process checks electronically, our business would be negatively impacted. Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals could be substantial.

We may become liable for violations of the Driver Privacy Protection Act as adopted federally or in each state.

We act as an outsourced manager on behalf of states, for electronic access to records pertaining to motor vehicles and motor vehicle operators (driver history records) by users and certain permitted resellers. These records are the largest group of records for which we process electronic access for state agencies, and are processed in the majority of our portal states. These records contain “personal information” and “sensitive personal information” as defined by the federal Driver Privacy Protection Act, and state versions of that Act adopted in every state (collectively, the “DPPA”). The DPPA regulates categories and circumstances under which “personal information” and “sensitive personal information” may be disclosed to requestors. Each state has procedures for complying with the DPPA, and such procedures may vary from state to state. We closely follow each respective state’s existing compliance procedures for general access, with our electronic access. If we fail to follow such procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, our business, results of operations, cash flows, and financial condition may be adversely affected. The DPPA permits statutory damages to be awarded to the subjects of such records, even without proof of actual damage, for certain infringements or violations of the DPPA. We may be potentially liable for such damages in such instances, and we may have no recourse against the state.

We may become liable for violations of certain federal laws applicable to our PSP service or other services.

Our PSP service for the FMCSA requires that PSP record data be disclosed in compliance with the Fair Credit Reporting Act (“FCRA”) and the Safe, Accountable, Efficient Transportation Equity Act: A Legacy for Users (“SAFETEA-LU”). We may also have other online services that are or become subject to the FCRA and/or SAFETEA-LU. If we fail to follow such procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, we may become subject to monetary fines, penalties or damages, and our business, results of operations, cash flows, and financial condition may be adversely affected. The FCRA and SAFETEA-LU permit statutory damages to be awarded to the subjects of such records, even without proof of actual damage, for certain infringements or violations. In addition, any failure to comply with the FCRA, SAFETEA-LU or other federal laws may result in reputational damage.

Compliance with changing regulation of corporate governance, public disclosure and other regulatory requirements or industry standards may result in additional expenses.

Changing laws, regulations, and standards relating to corporate governance, public disclosure and other regulatory requirements or industry standards, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Telephone Consumer Protection Act, the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules are creating uncertainty for public companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining adequate and appropriate standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and certain regulations could continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, as a result of increasing regulation, our board members and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities in the laws themselves or related to practice, our reputation may be harmed.

If our competitors become more successful in developing and selling products for government-managed services, then our business could be adversely affected.

The principal alternative to our model is a government-designed and managed service that utilizes other vendors’ technologies, products, and services. Companies that have expertise in marketing and providing technical online services to government entities compete with us by further developing their services and increasing their focus on this area of their businesses. To the extent we are able to continue to expand our services in existing states and our contracts become more profitable, the competition in our markets may increase. Many of our potential competitors are national or international in scope and have greater resources than we do. These resources could enable our potential competitors to offer lower prices or take other measures in an effort to gain market share. Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government partners. If we do not compete effectively or if we experience any pricing pressures, reduced profit margins or loss of market share, our business, results of operations, cash flows, and financial condition may be adversely affected.

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

Our future success will depend on our ability to enhance and improve the responsiveness, functionality, and features of our services in accordance with industry standards and to address the increasingly sophisticated technological needs of our customers on a cost-effective and timely basis. Our ability to remain competitive will depend, in part, on our ability to:

●	enhance and improve the responsiveness, functionality, and other features of the government services we offer;

●	continue to develop our technical expertise;

●	develop and introduce new services, applications, and technology to meet changing customer needs and preferences; and

●	influence and respond to emerging industry standards and other technological changes in a timely and cost-effective manner.

We cannot ensure that we will be successful in responding to the above technological and industry challenges in a timely and cost-effective manner. If we are unable to integrate new technologies and industry standards effectively, our business could be harmed.

Our intellectual property rights are valuable and any inability to protect them could harm our company.

We regard our intellectual property as important to our success. We rely on a combination of nondisclosure and other contractual arrangements and policies with governments, our employees, subcontractors, and other third parties, copyrights and privacy and trade secret laws to protect and limit the distribution of the proprietary applications, documentation and processes we have developed in connection with the services we offer. Despite our precautions, third parties may succeed in misappropriating our intellectual property or independently developing similar intellectual property. If we fail to adequately protect our intellectual property rights and proprietary information, if we utilize open source software in a manner that places proprietary source code in the public domain, or if we become involved in litigation relating to our intellectual property rights and proprietary technology, our business could be harmed. Any actions we take may not be adequate to protect our proprietary rights, and other companies may develop technologies that are similar or superior to our proprietary technology.

Because we have certain outsourced portal contracts that contain indemnification provisions, we may suffer monetary liability and damages if claims arise under such contracts. In addition, any failure to meet our obligations under a contract, whether or not there is a claim for which we are liable, may result in reputational damage.

Performance deficiencies by us or our third-party vendors, including subcontractors, could result in a default under one or more of our contracts, which could expose us to liability and have an adverse effect on our business prospects, on our financial condition, and on our ability to compete for future outsourced portal contracts. Further, under certain of our outsourced portal contracts, we are required to fully indemnify our government clients against claims arising from our performance or the performance of our third-party vendors, including subcontractors. If we fail to meet our contractual obligations, if our performance or our third-party vendors’ performance gives rise to claims, if our government partners are otherwise held liable for claims related to the services provided under our contracts, or if our government partners seek to hold us liable for claims or damages related to the services provided under our contracts, we could be subject to legal liability, monetary damages and loss of customer relationships. Additionally, in many of our contracts, our government partners do not indemnify us from losses related to their performance or non-performance.

Our business will suffer if we lose the right to provide access to the content filed or distributed through our outsourced portals or we are held liable for the content that we pass to users from government entities.

We do not own or create the content filed or distributed through the government portals we operate. We depend on the governments with which we contract to supply information and data feeds to us on a timely basis to allow businesses and citizens to complete transactions and obtain government information. We cannot ensure that these data sources will continue to be available in the future. Government entities could terminate their contracts to provide data. Changes in regulations could mean that governments no longer collect some types of data or that the data is protected by more stringent privacy rules preventing uses now made of it. Moreover, our data sources are not always subject to exclusive agreements, so that data included in our services also may be included in those of our potential competitors. In addition, we depend upon the accuracy and reliability of government computer systems and data collection for the content distributed through the portals we operate. The loss, unavailability, or inaccuracy of our data sources in the future, or the loss of our exclusive right to distribute some of the data sources, could harm our business, results of operations, cash flows, and financial condition.

Because we aggregate and distribute sometimes private and sensitive public information over the Internet, we may face potential liability for defamation, libel, negligence, invasion of privacy, and other claims based on the nature and content of the material that is published on or distributed through the government portals we operate. Most of the agreements through which we obtain consent to disseminate this information do not contain indemnity provisions in our favor. These types of claims have been brought, sometimes successfully, against online services and websites in the past. We cannot ensure that our general liability or errors and omissions insurance will be adequate to reimburse us for all liability that may be imposed. Any liability that is not covered by our insurance or is in excess of our insurance coverage could severely harm our business operations and financial condition.

We may need more working capital to fund operations and expand our business, and any failure to obtain such needed working capital would adversely affect our business.

We believe that our current financial resources and cash generated from operations will be sufficient to meet our present working capital and capital expenditure requirements and potential dividend payments (if any) for at least the next 12 months. However, we may need to raise additional capital before this period ends to further:

●	fund operations, if unforeseen costs or revenue shortfalls arise;

●	support our expansion into other states and federal government agencies beyond what is contemplated in 2016 if unforeseen opportunities arise;

●	expand our product and service offerings beyond what is contemplated in 2016 if unforeseen opportunities arise;

●	respond to unforeseen competitive pressures; and

●	acquire technologies beyond what is contemplated.

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

Our quarterly results of operations may be volatile and difficult to predict. If our quarterly results of operations, future growth, profitability or dividends fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly.

Our future revenues and results of operations may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, and any of which may harm our business. These factors include:

●	the commencement, completion, or termination of contracts during any particular quarter;

●	the introduction of new services by us or our competitors;

●	technical difficulties or system downtime affecting the operation of our services;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;

●	unexpected changes in federal, state and local legislation that increases our costs and/or results in a temporary or permanent decrease in our revenues;

●	the seasonal use of some of our services, particularly the accessing of motor vehicle driver history records;

●	changes in economic conditions;

●	the result of negative cash flows due to capital investments; and

●	the incurrence of significant charges related to acquisitions.

Due to the factors noted above and the other factors described in these Risk Factors, our financial performance in a particular quarter may be lower than we anticipate and if we are unable to reduce spending in that quarter, our results of operations for that quarter may be harmed. One should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline. In addition, if we fail to meet expectations related to future growth, profitability, dividends or other market expectations, the price of our common stock may decline.

We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future.

We may become subject to claims alleging infringement of third-party intellectual property rights. Our portal contracts require us to indemnify our government partners for infringing software we build or use. Any claims could subject us to costly litigation, and may require us to pay damages and develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of the alleged infringement. Licenses for such intellectual property may not be available on acceptable terms or at all. Litigation regarding intellectual property rights is common in the Internet and software industries. We expect third-party infringement claims involving Internet technologies and software products and services to increase. If an infringement claim is filed against us, we may be prevented from using certain technologies and may incur significant costs resolving the claim. We cannot ensure that our applications and services do not infringe on the intellectual property rights of third parties. In addition, we have agreed, and expect that we may agree in the future, to indemnify certain of our partners against claims that our services infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our partners against infringement claims.

We depend on technology licensed to us by third parties, and the loss of access to, or improper management of the licensing of this technology could delay implementation of our services or force us to pay higher license fees or fines.

We license numerous third-party technologies and applications that we incorporate into our existing service offerings, and on which, in the aggregate, we are substantially dependent. There can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party technology and applications for future services. While we do not believe that one individual technology or application we license is material to our business, changes in or the loss of third-party licenses could lead to a material increase in the costs of licensing, or to our products becoming inoperable or their performance being materially reduced. The result could be that we may need to incur additional development or procurement costs in an attempt to continue the performance of our services, and either the cost of such undertakings or the failure to successfully complete such undertakings could have a material adverse effect on our business, results of operations, cash flows, and financial condition. Additionally, because of the decentralized nature of our operations, licensing of third-party technology can be complex and difficult to track and continually monitor. Our inability to do so could result in fines, an increase in licensing fees, or the temporary inability to utilize the third-party technology until licensing issues are resolved.

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

Our cash primarily includes cash on hand in the form of bank deposits. We maintain our cash with major financial institutions. Deposits with these financial institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2015, the amount of cash covered by FDIC deposit insurance was $10.2 million, and $88.2 million of cash was above the FDIC deposit insurance limits. These balances and our liquidity could be affected if one or more of the financial institutions with which we deposit funds fails or becomes subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurance that access to our liquidity will not be impacted or that we will not lose deposited funds in excess of FDIC insurance limits as a result of the failure or insolvency of any these financial institutions or adverse conditions in the financial and credit markets.

If our rate of growth accelerates, we may not effectively manage our growth, which could adversely affect our business and our results of operations.

Our growth rate may accelerate if we experience increased acceptance of our services under new or existing government contracts. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting, and marketing staffs, and our business could be harmed. As part of our growth plan, we must implement new operational procedures and internal controls to expand, train, and manage our employees and to coordinate the operations of our various subsidiaries. If we cannot successfully implement government contracts that were recently awarded or may be awarded in the future in a timely and cost-effective manner or effectively manage the growth of the government portals we operate, our staff, software installation and maintenance teams, offices and operations, our business and results of operations may be adversely affected.

We are subject to independent audits as requested by our government customers. Deficiencies in our performance under a government contract could result in contract termination, reputational damage, or financial penalties.

Each government entity with which we contract for outsourced portal services may have the authority to require an independent audit of our performance and financial management of contracted operations in each respective state. The scope of audits could include inspections of income statements, balance sheets, fee structures, collections practices, service levels, security practices, and our compliance with contract provisions and applicable laws, regulations, and standards. We cannot ensure that a future audit will not find any material performance deficiencies that would result in an adjustment to our revenues and result in financial penalties. Moreover, any consequent negative publicity could harm our reputation among other governments with which we would like to contract. All of these factors could harm our business, results of operations, cash flows, and financial condition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Stock Market under the symbol “EGOV.” The following table shows the range of highest and lowest sales prices for our common stock reported on the NASDAQ Stock Market during each quarter of the two most recent years.

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$18.11	$15.16
Second Quarter	18.50	16.18
Third Quarter	20.28	15.84
Fourth Quarter	20.90	17.38

Fiscal Year Ended December 31, 2014	High	Low
First Quarter	$24.97	$17.81
Second Quarter	19.90	15.53
Third Quarter	19.40	15.00
Fourth Quarter	19.30	15.58

As of February 2, 2016, there were approximately 206 holders of record of shares of our common stock.

Dividend Policy

On November 2, 2015, our Board of Directors declared a special cash dividend of $0.55 per share, payable to stockholders of record as of November 13, 2015. The dividend, totaling approximately $36.5 million, was paid on January 4, 2016, out of our available cash.

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

Performance Graph

The performance graph below compares the annual change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2010, and ending on December 31, 2015 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of:  (a) the NASDAQ Composite (U.S.) Index, (b) a New Peer Group, and (c) the Prior Peer Group used in previous years, assuming a $100 investment on December 31, 2010. On February 26, 2010, we paid a special cash dividend of $0.30 per share; on December 30, 2010, we paid a special cash dividend of $0.25 per share; on January 3, 2012, we paid a special cash dividend of $0.25 per share; on December 5, 2012, we paid a special cash dividend of $0.25 per share; on January 2, 2014, we paid a special cash dividend of $0.35 per share; and on November 20, 2014, we paid a special cash dividend of $0.50 per share, all of which are included in the presentation of our performance. We did not pay any other dividends on our common stock during the period commencing on December 31, 2010, and ending on December 31, 2015. The stock price performance on the graph below is not necessarily indicative of our future stock price performance.

Comparison of Cumulative Total Return Among
NIC Inc., NASDAQ Composite (U.S.) Index, New Peer Group and Prior Peer Group

Total Return Analysis	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
NIC Inc.	$100.00	$137.08	$174.27	$265.24	$200.37	$219.19
NASDAQ Composite	$100.00	$98.20	$113.82	$157.44	$178.53	$188.75
New Peer Group	$100.00	$110.42	$120.60	$186.49	$185.04	$239.97
Prior Peer Group	$100.00	$120.07	$142.52	$187.22	$177.04	$184.36

While not all of the 17 companies in the New Peer Group provide services exclusively to governments, each company has a business focus, customer focus or business model generally similar to that of NIC. The New Peer Group is comprised of: ACI Worldwide, Inc. (ACIW), j2 Global, Inc. (JCOM), CoStar Group, Inc. (CSGP), Blackbaud, Inc. (BLKB), Liquidity Services, Inc. (LQDT), Tyler Technologies, Inc. (TYL), EPIQ Systems, Inc. (EPIQ), Perficient, Inc. (PRFT), Bottomline Technologies, Inc. (EPAY), DHI Group, Inc. (DHX), LogMeIn, Inc. (LOGM), Higher One Holdings, Inc. (ONE), Ebix, Inc. (EBIX), LivePerson, Inc. (LPSN), VASCO Data Security International, Inc. (VDSI), Stamps.com, Inc. (STMP), and XO Group, Inc. (XOXO).

The Prior Peer Group was comprised of: Towers Watson & Co (TW), Accenture, Ltd. (ACN), International Business Machines Corp. (IBM), Maximus, Inc. (MMS) and ACI Worldwide, Inc. (ACIW). Official Payments Holdings, Inc. (OPAY) was included in the Peer Group until November 5, 2013, when it was acquired by ACI Worldwide, Inc.

The change in peer groups was made to be consistent with the peer group the Compensation Committee of our Board of Directors uses in benchmarking and assessing compensation for the Company’s executive officers and Board of Directors, as will be discussed further in our Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year.

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

Share Repurchases

During the fourth quarter of 2015, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 9, 2015	228	$18.76	N/A	N/A
October 24, 2015	645	19.17	N/A	N/A
October 28, 2015	717	19.35	N/A	N/A
November 5, 2015	297	19.59	N/A	N/A
December 31, 2015	7,980	19.68	N/A	N/A
Total	9,867	19.31	N/A	N/A

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K (amounts in thousands in the tables below, except per share data).

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Income Data:
Total revenues	$292,376	$272,097	$249,279	$210,172	$180,899
Operating income before income taxes	67,295	63,014	52,559	43,176	38,470
Net income	41,979	39,058	32,038	26,339	22,942
Net income per share - basic	0.63	0.59	0.49	0.40	0.35
Net income per share - diluted	0.63	0.59	0.49	0.40	0.35

	December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Total assets	$241,237	$172,039	$179,974	$145,140	$144,354
Long-term debt (includes current portion
of notes payable/capital lease obligations)	-	-	-	-	-
Dividends declared per share:
November 2, 2015	0.55	-	-	-	-
October 27, 2014	-	0.50	-	-	-
October 28, 2013	-	-	0.35	-	-
November 5, 2012	-	-	-	0.25	-
October 24, 2011	-	-	-	-	0.25
Total stockholders' equity	115,806	104,137	91,936	78,924	65,077

As further discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-K, our retrospective adoption of new authoritative literature issued by the Financial Accounting Standards Board, Balance Sheet Classification of Deferred Taxes, resulted in a decrease in our total assets of approximately $1.0 million at December 31, 2014.

As further discussed in Note 8 to the Consolidated Financial Statements included in this Form 10-K, we declared a special cash dividend in November 2015 totaling approximately $36.5 million, which was paid out of our available cash in January 2016; we declared a special cash dividend in October 2014 totaling approximately $33.0 million, which was paid out of our available cash in November 2014; we declared a special cash dividend in October 2013 totaling approximately $23.0 million, which was paid out of our available cash in January 2014; we declared a special cash dividend in November 2012 totaling approximately $16.3 million, which was paid out of our available cash in December 2012; and we declared a special cash dividend in October 2011 totaling approximately $16.2 million, which was paid out of our available cash in January 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautions about Forward-Looking Statements

Statements in this Annual Report on Form 10-K regarding NIC Inc. and its subsidiaries, referred to herein as (“the Company,” “NIC,” “we,” “our,” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts and new projects under existing portal contracts, statements of assumptions underlying such statements, and statements of our intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this 2015 Annual Report on Form 10-K.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, our success in renewing existing contracts and in signing contracts with new states and federal government agencies; our ability to successfully increase the adoption and use of digital government services; the possibility of security breaches or disruptions through cyber attacks or other events and any resulting liability; our ability to implement new contracts and any related technology enhancements in a timely and cost-effective manner; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; continued favorable government legislation; acceptance of eGovernment by businesses and citizens; competition; general economic conditions; and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of this 2015 Annual Report on Form 10-K. Investors should read all of these discussions of risks carefully.

All forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this report. We will not update the information in this 2015 Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

What We Do – An Executive Summary

We are a leading provider of digital government services that help governments use technology to reduce internal costs, increase efficiencies, and provide a higher level of service to businesses and citizens. We accomplish this currently through two channels: our primary outsourced portal businesses and our software & services businesses.

In our primary outsourced portal business, we generally enter into contracts primarily with state and local governments to design, build, and operate Internet-based enterprise-wide portals on their behalf. We typically enter into multi-year contracts and manage operations for each government partner through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our portals consist of websites and applications that we build, which allow businesses and citizens to access government information through multiple online channels, including mobile, and complete secure transactions, including applying for a permit, retrieving government records, or filing a government-mandated form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments. We do this by marketing portal services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the government portals. Our unique self-funded business model allows us to generate revenues by sharing in the fees collected from online transactions. Our partners benefit because they reduce their financial and technological risks, increase their operational efficiencies, and gain a centralized, customer-focused presence on the Internet, while businesses and citizens gain a faster, more convenient, and more cost-effective means to interact with governments.

On behalf of our government partners, we enter into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the online transactions and data access services we provide and the division of revenues between us and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We typically own all the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to a number of our government partners on a software-as-a-service (“SaaS”) basis, and thus would not be included in any royalty-free license. If our contract is not renewed after a defined term or if our contract is terminated by our government partner for cause, the government agency would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. We also provide certain payment processing services on a SaaS basis to a few private sector entities and to state and local agencies in states where we do not maintain an enterprise-wide outsourced portal contract, and may continue to market these services to other entities in the future. Historically, revenues from these services have not been significant, but have grown substantially in recent years. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

Our objective is to strengthen our position as the leading provider of digital government services. Key strategies to achieve this objective include:

●
Renew all current outsourced government contracts – First and foremost, we will strive to obtain renewal of all currently profitable outsourced government contracts. As of December 31, 2015, there were 10 contracts under which we provide outsourced portal services or software development and services that have expiration dates within the 12-month period following December 31, 2015.

●
Win new government contracts – A key objective of ours is to win new contracts with federal, state and local government agencies. We continue to invest in business development and marketing efforts, including a combination of strategic advertising and public relations initiatives. We have responded to several active procurement opportunities and realized significant benefits from our investments, including contracts with new government partners in recent years. During the third quarter of 2014, we were awarded a master contract with the state of Louisiana Division of Administration, Office of Technology Services (“Louisiana Division”) that creates a framework to provide certain digital government services for a pilot period. The pilot period commenced during the first quarter of 2015 and we anticipate it will conclude within approximately 18 months from the commencement of the pilot. Subsequent to the pilot period, the Louisiana Division has the option to receive enterprise-wide eGovernment solutions pursuant to the master contract. During the first quarter of 2014, we were awarded a three-year contract by the state of Connecticut, which includes an option for the government to extend the contract up to an additional three years. During the second quarter of 2013, we were awarded a five-year contract by the state of Wisconsin, which includes an option for the government to extend the contract up to an additional five years.

Our goal is to continue expanding our number of government partners by leveraging our strong relationships with current government partners and our reputation for providing proven eGovernment solutions. We intend to continue marketing our services to new governments in federal, state and local jurisdictions. Our expansion efforts include developing relationships and sponsors throughout an individual government entity, pursuing strategic technology alliances, making presentations at conferences of government executives with responsibility for information technology policy, and developing contacts with organizations that act as forums for discussions between these executives.

●
Increase transactional revenues from our existing government portals – Part of our strategy is to increase transactional revenues from our existing government portals by building new applications and services, taking successful applications and services and implementing them in our other government portal states, and increasing the adoption of existing portal applications and services within each state where we operate. We intend to accomplish this with new service offerings, increased operational focus, and expanded marketing initiatives. In addition, we will work closely with the governance authority for each of our partner portals to evaluate the pricing of new and existing services to encourage higher usage and increased revenue streams. We plan to continue our development of new secure online transactional services that enable government agencies to interact more effectively and efficiently with businesses, citizens, and other government agencies through multiple online channels, including mobile. We will continue to work with government agencies, professional associations, and other organizations to better understand the current and future needs of our customers. We will continue to work with our government partners to create awareness of the online alternatives to traditional government interaction through initiatives such as informational brochures and inclusion of website information on government communication materials. In addition, we will continue to update our portals to highlight new government service information provided on the portals. We plan to work with professional associations to directly and indirectly communicate to their members the potential convenience, ease of use, and other benefits of the services our portals offer.

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

Our long-term goal is to grow same state revenues at least 8-10% per year. Same state portal revenues grew 8% in both 2015 and 2014. IGS, transaction-based revenues consist of transaction fees generated by means other than from providing electronic access to motor vehicle driver history records, or DHR. As IGS, transaction-based revenues continue to become a larger component of overall portal revenues, our growth in same state IGS, transaction-based revenues becomes more important to our overall growth as a company. Same state IGS, transaction-based revenues grew 11% in 2015 compared to 9% in 2014. As further discussed below, the increase in same state IGS, transaction-based revenue growth rate in 2015 was primarily due to the deployment and increased adoption of key revenue generating services in certain portals.

Growth in DHR transaction-based revenues is also an important factor in our goals for overall same state revenue growth. Historically, DHR price increases have been relatively infrequent, and our ability to grow same state DHR revenues has been limited, as such revenues have been driven by broader economic factors outside of our control. Absent DHR price increases, same state DHR revenue growth has historically ranged from flat to 3% per year. Same state DHR revenues increased by 5% in 2015 compared to 7% in 2014. As further discussed below, the higher growth rate in same state DHR transaction-based revenues in 2014 was mainly due to a DHR price increase in one of our state portals that became effective in the third quarter of 2013, price increases in two other state portals that became effective in the second quarter of 2014, and higher transaction volumes in 2014. In 2015, a DHR price increase in another state portal became effective in the first quarter of 2015.

●
Continue to grow profitability – In addition to driving same state revenue growth, part of our strategy is to increase profitability by driving cost containment efforts throughout the Company and maintaining a lean organizational structure that fosters entrepreneurial decision-making and innovation, and accentuates the financial leverage of our business model.

An important financial metric that we use to gauge our portal profitability is portal gross profit percentage, or gross profit rate, which is calculated by dividing portal gross profit (portal revenues minus cost of portal revenues, excluding depreciation and amortization) by portal revenues. Our portal gross profit rate was 39% in 2015 and 2014, and 37% in 2013. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal businesses (which we believe also benefits our stockholders).

We also view selling & administrative expenses, expressed as a percentage of total consolidated revenues, to be an important indicator of the relative year-over-year growth in our corporate level expenses. Selling & administrative expenses as a percentage of total consolidated revenues were 15% for 2015, 14% for 2014 and 15% for 2013.

Finally, our consolidated operating income margin (operating income before income taxes divided by total consolidated revenues) is an important measure of our overall profitability. This metric was 23% in 2015 and 2014, and 21% in 2013.

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

Our outsourced portal businesses

We categorize our portal revenues according to the underlying source of revenue. A brief description of each category follows:

●
IGS transaction-based: transaction fees from interactive government services, referred to as IGS, are fees from sources other than digital access to motor vehicle driver history records, for transactions conducted by business users and consumer users through our portals and are generally recurring. For a representative listing of the IGS applications we currently offer through our portals, refer to Part I, Item 1 in this Form 10-K.

●
DHR transaction-based: transaction fees from driver history records, referred to as DHR, are fees for providing digital access to motor vehicle driver history records from our state portals to data resellers, insurance companies, and other pre-authorized customers on behalf of our state partners, and are generally recurring.

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

●
Portal management: these are revenues from the performance of fixed fee portal management services for our current government partner in the state of Indiana and former government partners in the states of Delaware and Arizona and are generally recurring. Our Arizona portal contract expired on March 26, 2014 and our Delaware portal contract expired on March 31, 2015.

The highest volume, most commercially valuable service we offer is digital access to driver history records. This service accounted for approximately 35%, 35% and 34% of our total consolidated revenues in 2015, 2014 and 2013, respectively. We believe that while this service will continue to be an important source of revenue, its contribution as a percentage of total consolidated revenues on an individual portal basis is currently expected to decline modestly as other sources grow. LexisNexis Risk Solutions, which resells these records to the auto insurance industry, accounted for approximately 23%, 24% and 22% of our total consolidated revenues in 2015, 2014 and 2013, respectively. In addition, we offer a service in several of our states for online motor vehicle registration and licensing. This service accounted for approximately 13%, 12% and 13% of our total consolidated revenues in 2015, 2014 and 2013, respectively.

In our outsourced portal businesses for 2015, IGS transaction-based revenues represented approximately 57% of portal revenues, DHR transaction-based revenues represented approximately 37%, portal software development and services revenues represented approximately 4% and portal management revenues represented approximately 2%. Approximately 74% of our transaction-based revenues related to business-to-government transactions and 26% related to citizen-to-government transactions.

Transaction-based revenues from our outsourced state portal business units are highly correlated to state population, but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises, and the government entity’s development of policy and information technology infrastructure supporting digital government.

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

We charge for digital access to records on a per-record basis and, depending upon government policies, also on a fixed or sliding scale bulk basis. Our fees are set by negotiation with the government agencies that control the records and are typically approved by a government sanctioned oversight authority. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit. We have limited control over the level of fees we are permitted to retain. We recognize revenues from transactions (primarily transaction-based information access fees and filing fees) on an accrual basis net of the transaction fee due to the government, and we bill certain end-user customers, including high-volume DHR data resellers to the auto insurance industry, on a monthly basis. We typically receive a majority of payments via electronic funds transfer and credit/debit card within 25 days of billing and remit payment to governments within 30 to 45 days of the transaction. The costs that we pay state agencies for data access are accrued as accounts receivable and accounts payable at the time revenue from the access of public information is recognized. We typically must remit a certain amount or percentage of these fees to government agencies regardless of whether we ultimately collect the fees. The pricing of transactions varies by the type of transaction and by state.

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

Critical Accounting Policies

Many estimates and assumptions involved in the application of generally accepted accounting principles have a material impact on our reported financial condition and operating performance and on the comparability of such reported information over different reporting periods. A critical accounting policy is one which is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in this Form 10-K. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Note that the preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Uncertain tax positions

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. We are also subject to periodic audits by government tax authorities of our income tax returns. We are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Notes 2 and 9 to the Consolidated Financial Statements included in this Form 10-K for additional detail on our uncertain tax positions.

Deferred income taxes

We recognize deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted laws and statutory rates applicable in each tax jurisdiction to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We are required to make many subjective assumptions and judgments in determining deferred income tax assets and liabilities. Changes in our assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. For additional discussion of deferred income taxes, see Notes 2 and 9 to the Consolidated Financial Statements included in this Form 10-K.

Stock-based compensation

We measure stock-based compensation cost for service-based restricted stock awards at the grant date based on the calculated fair value of the award, and recognize an expense over the employee’s requisite service period (generally the vesting period of the grant). We measure stock-based compensation cost for performance-based restricted stock awards at the date of grant, based on the fair value of shares expected to be earned at the end of the performance period, and recognize an expense over the performance period based upon the probable number of shares expected to vest. We also estimate and exclude compensation cost related to awards not expected to vest based upon estimated forfeitures. Measuring stock-based compensation cost of restricted stock awards requires judgment, including estimating the probable number of shares expected to vest. In addition, estimating the number of performance-based restricted stock awards expected to be earned is dependent on our expectations of future operating results over a specified performance period in relation to specified performance criteria. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 10 to the Consolidated Financial Statements included in this Form 10-K for additional detail on our stock-based compensation.

Financial Analysis of Years Ended December 31, 2015, 2014 and 2013

In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Form 10-K.

Due to the expiration of our contracts with the states of Arizona and Delaware on March 26, 2014 and March 31, 2015, respectively, the operating results for our Arizona and Delaware portals have been removed from the same state category for the year ended December 31, 2015. Furthermore, our newer portal contract with the state of Connecticut has been excluded from the same state category for the year ended December 31, 2015, because it had not generated self-funded revenues for two full comparable periods. We generated no revenues from the Louisiana pilot for the year ended December 31, 2015.

Results of Operations

Key Financial Metrics	2015	2014	2013
Revenue growth - outsourced portals	7%	9%	19%
Same state revenue growth - outsourced portals	8%	8%	14%
Recurring portal revenue as a % of total portal revenues	96%	95%	94%
Gross profit % - outsourced portals	39%	39%	37%
Revenue growth - software & services	15%	16%	20%
Gross profit % - software & services	71%	71%	68%
Selling & administrative expenses as a % of total revenues	15%	14%	15%
Operating income margin % (operating income as a % of total revenues)	23%	23%	21%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

Portal Revenues Analysis	2015	% Change	2014	% Change	2013
IGS transaction-based	$155,164	11%	$139,716	9%	$127,898
DHR transaction-based	101,506	6%	95,753	14%	83,671
Portal software development	11,187	(8%)	12,205	(8%)	13,309
Portal management	5,645	(30%)	8,070	(22%)	10,305
Total	$273,502	7%	$255,744	9%	$235,183

Portal revenues in 2015 increased 7%, or approximately $17.8 million, over 2014, mainly due to an 8%, or approximately $19.1 million, increase in same state portal revenues (portals in operation and generating self-funded revenues for two full periods). The increase in revenues from our newer portal in Connecticut, which began generating revenues in April 2014, totaling approximately $1.3 million, was offset by a decrease in revenues from our legacy Arizona and Delaware portals totaling approximately $2.6 million due to contract expirations, as further discussed above.

Same state portal revenues in 2015 increased 8%, or approximately $19.1 million, over 2014 primarily due to higher revenues from our Colorado, Wisconsin and Texas portals, among others. Same state IGS transaction-based revenues increased 11% in 2015 compared to 9% in 2014. The increase in same state IGS transaction-based revenues in 2015 was due to higher revenues from the deployment and increased adoption of several key services, including vital record searches in Texas and motor vehicle registrations in Colorado. Same state IGS transaction-based revenues were negatively impacted in 2015 by a decline in revenues from our Texas portal totaling approximately $0.7 million due to a change in legislation that affected revenues from a vehicle inspection service with the Texas Department of Public Safety. Same state DHR revenues grew 5% in 2015 compared to 7% in 2014. The higher growth in 2014 was mainly due to a DHR price increase in one of our state portals that became effective in the third quarter of 2013, price increases in two other state portals that became effective in the second quarter of 2014, and higher transaction volumes across several portals in 2014. The increase in same state DHR transaction-based revenues in 2015 was mainly due to DHR price increases in two of our state portals, as described above, a price increase in another state portal that became effective in the first quarter of 2015, as well as a new DHR monitoring service in one of our state portals, which launched in the second quarter of 2015. Same state portal software development and services revenues decreased 8% in 2015 mainly due to lower project-based revenues from our Texas, Arkansas and Montana portals, among others.

Portal revenues in 2014 increased 9%, or approximately $20.6 million, over 2013. The increase was driven by an 8%, or approximately $16.9 million, increase in same state portal revenues, and a 4%, or approximately $8.7 million, increase from our newer portals in Connecticut ($3.2 million), Wisconsin ($3.1 million), which began generating revenues in September 2013 and Pennsylvania ($2.4 million), which began generating self-funded revenues in October 2013. These increases were partially offset by a 3% decrease in revenues, or approximately $5.0 million, from our legacy Arizona and Virginia portals due to contract expirations on March 26, 2014 and August 31, 2013, respectively.

Same state portal revenues in 2014 increased 8%, or approximately $16.9 million, over 2013 primarily due to higher revenues across several portals. Same state IGS transaction-based revenues increased 9% in 2014 due mainly to higher revenues from our Texas, Colorado and Arkansas portals, which were driven by the deployment and increased adoption of several key services, including vital record searches and professional license renewals in Texas, motor vehicle registrations in Colorado and payment processing in Arkansas. Same state DHR revenues grew 7% in 2014 mainly due to a price increase in one state portal in the third quarter of 2013 and price increases in two other state portals in the second quarter of 2014, and to higher transaction volumes across various portals. Same state portal software development and services revenues decreased 4% in 2014 mainly due to lower project-based revenues from our Texas and Montana portals, among others.

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

Cost of Portal Revenues Analysis	2015	% Change	2014	% Change	2013
Fixed costs	$106,722	5%	$101,224	3%	$98,568
Variable costs	61,444	12%	54,961	13%	48,439
Total	$168,166	8%	$156,185	6%	$147,007

Cost of portal revenues in 2015 increased 8%, or approximately $12.0 million, over 2014 due mainly to a 7%, or approximately $11.5 million, increase in same state costs, an increase in costs from our newer portal in Connecticut ($0.6 million) and start-up costs from the Louisiana pilot ($1.2 million). These increases were partially offset by a decrease in costs from our legacy Arizona ($0.5 million) and Delaware ($0.8 million) portals due to contract expirations, as further discussed above.

The increase in same state cost of portal revenues in 2015 was partially attributable to higher employee compensation and benefit costs across various portals and partially attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above. In addition, in 2015 our Texas portal incurred non-recurring third-party service costs resulting from the change in legislation affecting the vehicle inspection service, as further discussed above. A significant percentage of our IGS transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a percentage of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We generally earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services as we expect that they will contribute favorably to our operating income growth.

Cost of portal revenues in 2014 increased 6%, or approximately $9.2 million, over 2013 due mainly to a 7%, or approximately $10.8 million, increase in same state costs, and a 1%, or approximately $1.0 million, increase in costs from our newer portals in Wisconsin, Connecticut and Pennsylvania. These cost increases were partially offset by a 2% decrease in costs, or approximately $2.6 million, from our legacy Arizona and Virginia portals due to contract expirations, as further discussed above.

The increase in same state cost of portal revenues in 2014 was partially attributable to higher variable fees to process credit/debit card transactions due to a change in the mix of payment card types for certain services in our Texas portal and higher IGS transaction volumes across several other portals, in addition to higher employee compensation and benefit costs, as well as higher development subcontracting and software maintenance costs across various portals.

Our portal gross profit percentage in 2015, 2014 and 2013 was 39%, 39% and 37%, respectively. The lower portal gross profit percentage in 2013 was due mainly to a $5.1 million accounts receivable write-off recorded in 2013 for amounts we elected not to pursue from the Commonwealth of Pennsylvania, as further discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-K, and to a lesser extent to start-up losses in 2013 from our newer Pennsylvania and Wisconsin portals (collectively, $3.6 million).

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase from the prior year period.

Software & Services Revenues Analysis	2015	% Change	2014	% Change	2013
NIC Federal	$12,938	19%	$10,902	3%	$10,611
Other	5,936	9%	5,451	56%	3,485
Total	$18,874	15%	$16,353	16%	$14,096

Software & services revenues in 2015 and 2014 increased 15% and 16%, respectively, or approximately $2.5 million and $2.3 million, respectively, due mainly to higher revenues of approximately $1.7 million in 2015 and $1.1 million in 2014 from our contract with the FMCSA as a result of increased adoption of the PSP, and to higher revenues in 2015 and 2014 from various other software & services businesses, including payment processing and a construction lien service in North Carolina that commenced in April 2013 (revenues from this service were approximately $1.8 million in 2015, $1.6 million in 2014 and $1.2 million in 2013).

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues in 2015 and 2014 increased 14% and 6%, respectively, or approximately $0.6 million and $0.3 million, respectively, due mainly to higher interchange fees incurred as a result of the increase in credit/debit card transactions in our payment processing businesses and higher employee compensation and benefits costs.

Our software & services gross profit percentage in 2015, 2014 and 2013 was 71%, 71% and 68%, respectively. Our software and services gross profit percentage increased in 2014 mainly due to higher revenues from the PSP and other payment processing services.

SELLING & ADMINISTRATIVE. As a percentage of total consolidated revenues, selling & administrative expenses were 15%, 14% and 15% in 2015, 2014 and 2013, respectively. Selling & administrative expenses in 2015 increased 11%, or approximately $4.2 million, over 2014 mainly due to higher personnel, software maintenance and other costs to support and enhance corporate-wide information technology, security and portal operations, as well as higher sales & marketing expenses for personnel related to federal business development.

Selling & administrative expenses in 2014 increased 6%, or approximately $2.1 million, over 2013. The increase was mainly due to (i) higher personnel and software maintenance costs to support and enhance corporate-wide information technology, security and portal operations; (ii) higher executive management incentive compensation, due to our strong operating results in prior year periods; and (iii) higher stock compensation expense for our non-employee board of directors. These cost increases were partially offset by a $4.0 million decrease in net costs related to the SEC matter, which was successfully concluded in December 2013, as previously disclosed in prior filings with the Securities and Exchange Commission (“SEC”).

In 2013, we incurred approximately $12.8 million in legal fees and other third-party costs related to the SEC matter. These expenses were reduced by approximately $8.8 million of reimbursement from our directors’ and officers’ liability insurance carrier, resulting in a net expense of approximately $4.0 million in 2013. We did not incur any expenses related to the SEC matter in 2015 or 2014.

DEPRECIATION & AMORTIZATION. As a percentage of total consolidated revenues, depreciation & amortization expense was 3% for all periods presented. Depreciation & amortization expense in 2015 decreased 9%, or approximately $0.8 million, compared to 2014 mainly due to certain large prior year capital expenditures for our outsourced portal businesses and for our centralized hosting environment becoming fully depreciated during 2015. Depreciation & amortization expense in 2014 increased 10%, or approximately $0.8 million, over 2013 mainly due to capital expenditures for our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, and capital expenditures for new services across various portals, including our newer portals in Pennsylvania, Wisconsin and Connecticut. We will continue to make key information technology infrastructure and security investments to support the long-term expansion of our portal business.

Liquidity and Capital Resources

Operating activities

Net cash provided by operating activities was approximately $50.8 million in 2015 as compared to $51.3 million in 2014. The decrease in cash flow from operating activities in 2015 was mainly the result of the timing of accounts receivable collections in our Texas portal, including the vehicle inspection service with the Texas Department of Public Safety, and in our Colorado and Montana portals, among others, and the timing of payments to our government partners in Colorado, Alabama and Montana, among others.

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

Investing activities

Net cash used in investing activities in 2015, 2014 and 2013 was approximately $5.4 million, $6.9 million and $8.2 million, respectively. Investing activities in 2015, 2014 and 2013 primarily consisted of approximately $4.4 million, $5.4 million and $6.7 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses including additional capital expenditures in our newer state portals and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment.

Furthermore, in 2015, 2014 and 2013, we capitalized approximately $1.0 million, $1.5 million and $1.5 million, respectively, of internal-use software development costs relating to the standardization of customer management, billing and payment processing systems that support our portal businesses and accounting systems.

Financing activities

Net cash used in financing activities of approximately $34.9 million in 2015 reflects the classification of approximately $36.5 million of our available cash as restricted to pay the special cash dividend we declared on November 2, 2015 and paid on January 4, 2016. Financing activities in 2015 also reflect the receipt of approximately $1.1 million from our employee stock purchase program and tax deductions of approximately $0.4 million related to stock-based compensation (See Note 10 to the Consolidated Financial Statements included in this Form 10-K).

Net cash used in financing activities of approximately $30.7 million in 2014 reflects the payment of approximately $33.0 million for the special cash dividend we paid on November 20, 2014, partially offset by approximately $1.1 million in proceeds from our employee stock purchase program and tax deductions of approximately $1.2 million related to stock-based compensation.

Net cash used in financing activities of approximately $20.8 million in 2013 reflects the classification of approximately $23.0 million of our available cash as restricted to pay the special cash dividend we declared on October 28, 2013 and paid on January 2, 2014. Financing activities in 2013 also reflect the receipt of $0.9 million in proceeds from our employee stock purchase program and tax deductions of approximately $1.3 million related to stock-based compensation.

Liquidity

We recognize revenues primarily from providing outsourced government services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and also accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. We typically collect a majority of our accounts receivable prior to remitting amounts payable to our government partners.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $106.6 million at December 31, 2015, from $92.9 million at December 31, 2014. The increase in our working capital was primarily due to cash generated from operating activities and the timing of payments to our government partners. As further discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-K, our retrospective adoption of new authoritative literature issued by the Financial Accounting Standards Board, Balance Sheet Classification of Deferred Taxes, resulted in a decrease in our working capital of approximately $1.0 million at December 31, 2014. Our current ratio, defined as current assets divided by current liabilities, was 1.9 and 2.5 at December 31, 2015 and 2014, respectively.

At December 31, 2015, our unrestricted cash balance was $98.4 million compared to $88.0 million at December 31, 2014. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments (if any) for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50.0 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $3.8 million in available capacity to issue additional letters of credit and $8.8 million of unused borrowing capacity at December 31, 2015 under the Credit Agreement. We were in compliance with all of the financial covenants under the Credit Agreement at December 31, 2015.

We issue letters of credit as collateral for certain office leases, and to a much lesser extent, as collateral for performance on one of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. We had unused outstanding letters of credit totaling approximately $1.2 million at December 31, 2015. We are not currently required to cash collateralize these letters of credit. As further discussed in Note 6 to the Consolidated Financial Statements included in this Form 10-K, on July 9, 2015 and December 14, 2015, we entered into amendments to our Credit Agreement to, among other things, extend the term of our credit facility to May 1, 2017.

At December 31, 2015, we were bound by performance bond commitments totaling approximately $6.1 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at December 31, 2015 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.3 million and would have been classified as restricted cash.

We currently expect our capital expenditures to range from $7.0 million to $8.0 million in fiscal 2016, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our outsourced portal businesses including equipment upgrades and enhancements in our Texas portal, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment.

 On November 2, 2015, our Board of Directors declared a $0.55 per share special cash dividend totaling approximately $36.5 million that was paid out of our available cash on January 4, 2016. On October 27, 2014, our Board of Directors declared a $0.50 per share special cash dividend totaling approximately $33.0 million that was paid out of our available cash on November 20, 2014. We do not believe these dividends will have a significant effect on our future liquidity needs.

We may need to raise additional capital within the next 12 months to further:

●	fund operations if unforeseen costs arise;

●	support our expansion into other federal, state and local government agencies beyond what is contemplated if unforeseen opportunities arise;

●	expand our product and service offerings beyond what is contemplated if unforeseen opportunities arise;

●	respond to unforeseen competitive pressures; and

●	acquire technologies beyond what is contemplated.

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

Off-balance sheet arrangements and contractual obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2015 (in thousands):

		Payments Due by Period
		Less than 1			More than
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$14,061	$4,344	$7,236	$2,275	$206
Income tax uncertainties	3,721	-	3,721	-	-
Long-term debt obligations	-	-	-	-	-
Capital lease obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total contractual cash obligations	$17,782	$4,344	$10,957	$2,275	$206

While we have significant operating lease commitments for office space, except for our headquarters those commitments are generally tied to the period of performance under related portal contracts.

We have income tax uncertainties of approximately $3.7 million at December 31, 2015. These obligations are classified as noncurrent on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years as reflected in the table above. However, the ultimate timing of resolution is uncertain. See Notes 2 and 9 to the Consolidated Financial Statements included in this Form 10-K for further discussion on income taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. Our cash is held entirely in domestic non-interest bearing transaction bank accounts.

We currently have no principal amounts of indebtedness outstanding under our line of credit.

We do not use derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NIC Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of NIC Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
February 23, 2016

NIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$98,388,249	$87,983,398
Cash restricted for payment of dividend	36,455,955	-
Trade accounts receivable, net (Note 2)	80,362,227	57,467,548
Prepaid expenses & other current assets	12,583,536	11,501,338
Total current assets	227,789,967	156,952,284
Property and equipment, net	9,332,791	12,247,240
Intangible assets, net	2,266,675	2,393,704
Deferred income taxes, net (Note 2)	1,421,453	-
Other assets	426,484	446,051
Total assets	$241,237,370	$172,039,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$61,132,765	$41,402,523
Accrued expenses	20,985,853	19,750,737
Dividend payable	36,455,955	-
Other current liabilities	2,597,602	2,902,879
Total current liabilities	121,172,175	64,056,139

Deferred income taxes, net (Note 2)	-	496,542
Other long-term liabilities	4,259,175	3,349,820
Total liabilities	125,431,350	67,902,501

Commitments and contingencies (Notes 2, 3, 6, 7 and 9)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000,000 shares authorized,
65,636,707 and 65,303,205 shares issued and outstanding	6,564	6,531
Additional paid-in capital	100,929,461	94,689,650
Retained earnings	14,869,995	9,440,597
Total stockholders' equity	115,806,020	104,136,778
Total liabilities and stockholders' equity	$241,237,370	$172,039,279

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
Revenues:
Portal revenues	$273,502,323	$255,743,418	$235,183,005
Software & services revenues	18,873,973	16,353,153	14,095,660
Total revenues	292,376,296	272,096,571	249,278,665
Operating expenses:
Cost of portal revenues, exclusive of depreciation &
amortization (Note 2)	168,166,011	156,185,335	147,007,246
Cost of software & services revenues, exclusive of
depreciation & amortization	5,431,967	4,783,606	4,498,233
Selling & administrative	43,098,323	38,936,541	36,881,346
Depreciation & amortization	8,385,413	9,177,018	8,333,089
Total operating expenses	225,081,714	209,082,500	196,719,914
Operating income before income taxes	67,294,582	63,014,071	52,558,751
Income tax provision	25,316,059	23,955,852	20,520,660
Net income	$41,978,523	$39,058,219	$32,038,091

Basic net income per share (Note 2)	$0.63	$0.59	$0.49
Diluted net income per share (Note 2)	$0.63	$0.59	$0.49

Weighted average shares outstanding:
Basic	65,554,655	65,223,549	64,888,978
Diluted	65,639,682	65,277,758	64,954,366

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balance, January 1, 2013	64,628,105	$6,463	$84,308,249	$(5,390,342)	$78,924,370
Net income	-	-	-	32,038,091	32,038,091
Dividends declared	-	-	-	(22,982,447)	(22,982,447)
Dividend equivalents on performance-based restricted
stock awards	-	-	-	(132,215)	(132,215)
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	49,909	-	49,909
Restricted stock vestings	401,794	40	82,580	-	82,620
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(124,890)	(12)	(2,276,151)	-	(2,276,163)
Stock-based compensation	-	-	4,025,960	-	4,025,960
Tax deductions relating to stock-based compensation	-	-	1,302,005	-	1,302,005
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(314)	-	(314)
Issuance of common stock under employee stock purchase plan	87,578	9	904,462	-	904,471
Balance, December 31, 2013	64,992,587	6,500	88,396,700	3,533,087	91,936,287
Net income	-	-	-	39,058,219	39,058,219
Dividends declared	-	-	-	(32,977,016)	(32,977,016)
Dividend equivalents on performance-based restricted
stock awards	-	-	-	(173,693)	(173,693)
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	35,496	-	35,496
Restricted stock vestings	357,960	36	72,483	-	72,519
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(115,443)	(12)	(2,276,235)	-	(2,276,247)
Stock-based compensation	-	-	6,103,898	-	6,103,898
Tax deductions relating to stock-based compensation	-	-	1,184,860	-	1,184,860
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	65,678	-	65,678
Issuance of common stock under employee stock purchase plan	68,101	7	1,106,770	-	1,106,777
Balance, December 31, 2014	65,303,205	6,531	94,689,650	9,440,597	104,136,778
Net income	-	-	-	41,978,523	41,978,523
Dividends declared	-	-	-	(36,455,955)	(36,455,955)
Dividend equivalents on performance-based restricted
stock awards	-	-	-	(158,652)	(158,652)
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	16,941	65,482	82,423
Restricted stock vestings	364,380	36	73,905	-	73,941
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(106,206)	(11)	(1,838,162)	-	(1,838,173)
Stock-based compensation	-	-	6,440,841	-	6,440,841
Tax deductions relating to stock-based compensation	-	-	412,617	-	412,617
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	2,288	-	2,288
Issuance of common stock under employee stock purchase plan	75,328	8	1,131,381	-	1,131,389
Balance, December 31, 2015	65,636,707	$6,564	$100,929,461	$14,869,995	$115,806,020

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$41,978,523	$39,058,219	$32,038,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	8,385,413	9,177,018	8,333,089
Provision for losses on accounts receivable (Note 2)	289,666	414,042	5,229,277
Stock-based compensation expense	6,440,841	6,103,898	4,025,960
Deferred income taxes	(3,814,774)	(2,461,240)	(1,069,988)
Loss on disposal of property and equipment	98,181	174,497	51,301
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(23,184,345)	(5,063,238)	(2,786,606)
(Increase) decrease in prepaid expenses & other current assets	814,581	1,631,159	(927,644)
(Increase) decrease in other assets	19,567	(156,083)	(37,203)
Increase (decrease) in accounts payable	19,730,242	2,326,103	(4,502,022)
(Decrease) in accrued expenses	(603,735)	(3,450,041)	(586,798)
Increase (decrease) in other current liabilities	(305,277)	2,627,655	222,786
Increase in other long-term liabilities	909,355	900,344	863,096
Net cash provided by operating activities	50,758,238	51,282,333	40,853,339

Cash flows from investing activities:
Purchases of property and equipment	(4,453,495)	(5,380,800)	(6,717,034)
Proceeds from sale of property and equipment	3,600	400	16,153
Capitalized internal use software development costs	(991,543)	(1,478,623)	(1,489,286)
Net cash used in investing activities	(5,441,438)	(6,859,023)	(8,190,167)

Cash flows from financing activities:
Cash dividends on common stock	-	(32,977,016)	-
Cash restricted for payment of dividend	(36,455,955)	-	(22,982,447)
Proceeds from employee common stock purchases	1,131,389	1,106,777	904,471
Tax deductions related to stock-based compensation	412,617	1,184,860	1,302,005
Net cash used in financing activities	(34,911,949)	(30,685,379)	(20,775,971)

Net increase in cash and cash equivalents	10,404,851	13,737,931	11,887,201
Cash and cash equivalents, beginning of period	87,983,398	74,245,467	62,358,266
Cash and cash equivalents, end of period	$98,388,249	$87,983,398	$74,245,467

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$678	$102,088	$185,001
Cash payments:
Income taxes paid	$27,222,391	$25,059,316	$15,939,214
Cash dividends on common stock previously restricted for payment of dividend	$-	$22,982,447	$-

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

NIC Inc. (the “Company” or “NIC”) is a leading provider of digital government services that help governments use technology to reduce internal costs, increase efficiencies and provide a higher level of service to businesses and citizens. The Company accomplishes this currently through two channels: its primary outsourced portal businesses and its software & services businesses.

In its primary outsourced portal businesses, the Company generally designs, builds, and operates Internet-based portals on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete secure government-based transactions through multiple online channels, including mobile devices. These portals consist of websites and applications the Company has built that allow businesses and citizens to access government information online and complete transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. Operating under multiple-year contracts (see Note 3), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. NIC’s self-funded business model allows the Company to generate revenues by sharing in the fees the Company collects from online transactions. The Company’s government partners benefit by reducing their financial and technological risks, increasing their operational efficiencies, and gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient, and more cost-effective means to interact with governments. The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the outsourced government portals.

The Company’s software & services businesses primarily include its subsidiaries that provide software development and services, other than outsourced portal services, to state and local governments as well as federal agencies (see Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation and benefits (including stock-based compensation), fees required to process credit/debit card and automated clearinghouse transactions, subcontractor labor costs, telecommunications, provision for losses on accounts receivable, gains and losses on disposal of assets and all other costs associated with the provision of dedicated client service such as dedicated facilities. For the year ended December 31, 2013, cost of portal revenues includes a non-cash pre-tax charge of approximately $5.1 million (approximately $0.05 per share on an after-tax basis) to write-off accounts receivable due from the Commonwealth of Pennsylvania for eGovernment solutions provided from January 1, 2013 through June 30, 2013, as further discussed below. Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, gains and losses on disposal of assets and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative expenses consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative expenses also consist of management incentive compensation, including stock-based compensation, and corporate-level expenses for market development, public relations and gains and losses on disposal of assets. For the year ended December 31, 2013, selling & administrative expenses include $4.0 million in legal fees and other third-party costs, net of directors’ and officers’ liability insurance received, incurred in connection with the previously disclosed SEC matter, which was successfully concluded in December 2013, as previously disclosed in prior filings with the Securities and Exchange Commission (“SEC”).

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

Cash restricted for payment of dividend

Restricted cash represents cash which is restricted for use by NIC. On November 2, 2015, the Company’s Board of Directors declared a special cash dividend of $0.55 per share, payable to stockholders of record as of November 13, 2015. The dividend, totaling approximately $36.5 million, was paid on January 4, 2016 out of the Company’s available cash. Cash used to pay the special dividend was classified as restricted at December 31, 2015.

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

As previously disclosed in prior filings with the SEC, in September 2013, the Company elected not to pursue collection of outstanding accounts receivable from the Commonwealth of Pennsylvania (the “Commonwealth”) and recorded a non-cash pre-tax charge of approximately $5.1 million (approximately $0.05 per share on an after-tax basis) in the third quarter of 2013 to write-off amounts due from the Commonwealth through June 30, 2013. The charge is included in cost of portal revenues in the Company’s consolidated statements of income for the year ended December 31, 2013. The Company continued to provide eGovernment solutions under the contract with the Commonwealth, but did not recognize revenues under the contract subsequent to June 30, 2013 until the contract became self-funded in October 2013.

The Company’s allowance for doubtful accounts at both December 31, 2015 and 2014 was approximately $0.5 million.

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

The Company periodically evaluates the carrying value of property and equipment to be held and used when events and circumstances warrant such a review. The carrying value of property and equipment is considered impaired when the anticipated undiscounted cash flow from the asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flow discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. The Company did not record any material impairment losses on property and equipment during the periods presented.

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

The Company accounts for the costs of developing internal use computer software in accordance with authoritative accounting guidance for internal use computer software, whereby certain costs of developing internal use computer software are capitalized and amortized over their estimated useful life. For internal use computer software, the estimated economic life is typically 36 months from the date the software is placed in production. At December 31, 2015 and 2014, such costs are included in intangible assets in the consolidated balance sheets.

The Company carries intangible assets at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over estimated economic lives of the respective assets. At each balance sheet date, or whenever events or changes in circumstances warrant, the Company assesses the carrying value of intangible assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis. If the sum of the expected future cash flows on an undiscounted basis were to be less than the carrying amount of the intangible asset, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset exceeds its estimated fair value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The Company has not recorded any material impairment losses on intangible assets during the periods presented.

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

Revenue recognition

Portal revenues

The Company recognizes revenue from providing outsourced digital government services (primarily transaction-based information access fees and filing fees) net of the transaction fees due to the government when the services are provided at the time of the transactions. The fees that the Company must remit to state agencies for data access and other statutory fees are accrued as accounts payable when the services are provided at the time of the transactions. The Company must remit a certain amount or percentage of these fees to government agencies regardless of whether the Company ultimately collects the fees. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates.

Revenue from service contracts to provide portal consulting, application development, and management services to governments is recognized as the services are provided at rates provided for in the contract.

Amounts received prior to providing services are recorded as unearned revenue. At each balance sheet date, the Company makes a determination as to the portion of unearned revenue that will be earned within one year and records that amount in other current liabilities in the consolidated balance sheets. The remainder, if any, is recorded in other long-term liabilities. Unearned revenues at December 31, 2015 and 2014 were approximately $0.9 million and $1.3 million, respectively, and were recorded in other current liabilities in the consolidated balance sheets.

Software & services revenues

The Company’s software & services revenues primarily include revenues from subsidiaries that provide software development and services, other than outsourced portal services, to state and local governments as well as federal agencies. The Company’s subsidiary, NIC Federal, LLC (“NIC Federal”) currently earns a significant portion of its revenues from its contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using a self-funded, transaction-based business model. NIC Federal recognizes revenue from its contract with the FMCSA (primarily transaction-based information access fees) when the services are provided at the time of the transactions. NIC Federal also earns a portion of its revenues from fixed fee and time and materials application development and outsourced maintenance contracts with other government agencies and recognizes revenues as the services are provided.

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

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.6 million, 0.6 million and 0.7 million, respectively, at December 31, 2015, 2014 and 2013. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	December 31,
	2015	2014	2013
Numerator:
Net income	$41,978,523	$39,058,219	$32,038,091
Less: Income allocated to participating securities	(384,246)	(368,668)	(325,182)
Net income available to common stockholders	$41,594,277	$38,689,551	$31,712,909
Denominator:
Weighted average shares - basic	65,554,655	65,223,549	64,888,978
Performance-based restricted stock awards	85,027	54,209	65,388
Weighted average shares - diluted	65,639,682	65,277,758	64,954,366

Basic net income per share:
Net income	$0.63	$0.59	$0.49

Diluted net income per share:
Net income	$0.63	$0.59	$0.49

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring the financial stability of those institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At December 31, 2015, the amount of cash covered by FDIC deposit insurance was approximately $10.2 million, and approximately $88.2 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

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

Recently adopted accounting pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, Balance Sheet Classification of Deferred Taxes, to simplify the financial statement presentation of deferred taxes in the balance sheet. The standard requires that all deferred tax assets and liabilities be classified as noncurrent. The standard is effective for the annual reporting period beginning January 1, 2017, including interim periods within that reporting period, and early adoption is permitted as of the beginning of any interim or annual reporting period. The standard may be adopted either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company adopted the standard on a retrospective basis effective for the year ended December 31, 2015. The adoption of the standard resulted in a decrease in current net deferred tax assets of approximately $1.0 million and a corresponding decrease in noncurrent net deferred tax liabilities in the Company’s consolidated balance sheet at December 31, 2014.

Recently issued accounting pronouncements

In May 2014, the FASB issued new authoritative literature, Revenue from Contracts with Customers, as part of a joint effort by the FASB and the International Accounting Standards Board to enhance financial reporting by creating common revenue recognition guidance and thereby improve the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Entities are allowed to transition to the new standard by either recasting prior periods presented or recognizing the cumulative effect of the change in accounting principle in beginning stockholders’ equity. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on the Company’s consolidated financial statements.

3. OUTSOURCED GOVERNMENT CONTRACTS

Outsourced portal contracts

The Company’s outsourced government portal contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government. The Company’s primary business obligation under these contracts is generally to design, build, and operate Internet-based portals on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company enters into separate agreements with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These agreements preliminarily establish the pricing of the online transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. The Company has limited control over the level of fees it is permitted to retain. Any changes made to the amount or percentage of fees retained by NIC, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract.

The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the government portals, and generally owns all of the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the software only in its own portal. However, certain customer management, billing and payment processing software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to a number of government partners on a software-as-a-service (“SaaS”) basis, and thus would not be included in any royalty-free license. If the Company’s contract is not renewed after a defined term or if its contract is terminated by a government partner for cause, the government agency would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 18 contracts under which the Company provides outsourced portal services, software development and digital government services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 64% of the Company’s total consolidated revenues for the year ended December 31, 2015. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contracts with the states of Arizona and Delaware.

Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At December 31, 2015, the Company was bound by performance bond commitments totaling approximately $6.1 million on certain outsourced portal contracts. The Company has never had any defaults resulting in draws on performance bonds (See Note 6).

The following is a summary of the portals in each state through which the Company provides enterprise-wide outsourced portal services to multiple government agencies:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Connecticut Interactive, LLC	www.ct.gov (Connecticut)	2014	1/9/2017 (1/9/2020)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2017 (8/10/2019)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2017 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	5/1/2020 (5/1/2022)
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2018
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	3/31/2016
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2016 (6/8/2019)
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2016
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	3/1/2016 (3/1/2017)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	7/1/2017 (7/1/2019)
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	3/31/2016 (3/31/2020)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2017 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	3/31/2017
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2019 (3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2017
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2019
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2018
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	6/30/2016 (6/30/2020)
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/31/2016
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	4/1/2019 (4/1/2021)
Kansas Information Consortium, LLC	www.Kansas.gov (Kansas)	1992	12/31/2021 (annual 1-year renewal options)

During the first quarter of 2015, the Company received two-year contract extensions from the states of Montana and Idaho. In addition, the Company executed one-year contract extensions with the states of Alabama and Tennessee.

During the second quarter of 2015, the Company signed a new one-year contract with the state of Oklahoma, which includes four one-year renewal options. In addition, the Company was awarded a new five-year contract with the state of New Jersey, which includes two one-year renewal options. The Company also executed a three-year contract extension with the state of Utah.

During the third quarter of 2015, the Company executed one-year contract extensions with the Commonwealth of Kentucky and the state of Maryland.

During the fourth quarter of 2015, the Company executed a two-year contract extension with the state of Maine and a one-year contract extension with the state of Texas. In addition, the Company signed a new three-year contract with the state of Nebraska, which includes two one-year renewal options. The Company also executed a three-year contract extension with the state of Hawaii and a two-year contract extension with the state of Mississippi.

Other outsourced state contracts

During the third quarter of 2014, the Company’s subsidiary, Louisiana Interactive, LLC, signed a master contract with the state of Louisiana Division of Administration, Office of Technology Services (“Louisiana Division”) that creates a framework to provide certain digital government services for a pilot period. The pilot period commenced during the first quarter of 2015 and the Company anticipates it will conclude within approximately 18 months after the commencement of the pilot period. Subsequent to the pilot period, the Louisiana Division has the option to receive enterprise-wide eGovernment solutions pursuant to the master contract.

The Company’s subsidiary, New Mexico Interactive, LLC, has a contract to manage digital government services for the New Mexico Motor Vehicle Division and its parent, the New Mexico Taxation and Revenue Department. The current contract runs through June 30, 2016 and includes two one-year renewal options.

During the third quarter of 2015, the Company’s subsidiary, Virginia Interactive, LLC (“VI”) extended its agreement with the Office of the Executive Secretary of the Supreme Court of Virginia to provide digital government services through August 31, 2016. The agreement includes seven one-year renewal options. During the third quarter of 2015, VI extended its agreement with the Virginia Department of Game and Inland Fisheries (“DGIF”) to provide digital government services through August 31, 2016. During the fourth quarter of 2015, DGIF informed VI it does not intend to renew its contract with VI when the contract term expires on August 31, 2016. VI will provide transition services as required by the contract through the August 31, 2016 expiration date of the contract. The Company does not believe the expiration of its contract with DGIF will have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

Outsourced federal contracts

NIC Federal has a contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program for motor carriers nationwide, using the self-funded, transaction-based business model. During the third quarter of 2015, the Company signed a new one-year contract with the FMCSA that runs through August 31, 2016, which includes two one-year renewal options.

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

Expiring contracts

As of December 31, 2015, there were 10 contracts under which the Company provides outsourced portal services, software development and digital government services that have expiration dates within the 12-month period following December 31, 2015. Collectively, revenues generated from these contracts represented approximately 22% of the Company’s total consolidated revenues for the year ended December 31, 2015. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

During the first quarter of 2013, the Company’s subsidiary, NICUSA, Inc. (“NICUSA”), chose not to respond to a request for proposal issued by the state of Arizona for a new contract. NICUSA provided transition services as required by the contract through the March 26, 2014 final expiration date of the contract. The costs incurred in transitioning out of NICUSA’s contract with the state of Arizona, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the years ended December 31, 2014 and 2013 revenues from the legacy Arizona portal contract were approximately $0.8 million and $3.7 million, respectively.

The contract under which the Company’s subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. The primary revenue source for DI under the contract was an annual portal management fee paid to DI by the state. During the second quarter of 2014, the state informed DI that due to fiscal constraints, it did not intend to renew its contract with DI when the contract term expired. The costs incurred in transitioning out of DI’s contract with the state of Delaware, including employee retention bonuses, operating lease termination costs, and fixed asset impairment, did not have a material impact on the Company’s consolidated results of operations, cash flows, or financial condition. For the years ended December 31, 2015, 2014 and 2013 revenues from the Delaware portal contract were approximately $0.6 million, $2.4 million, and $2.2 million, respectively.

4. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following at December 31:

	December 31, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Internal use capitalized software	$7,657,843	$(5,391,168)	$2,266,675	$6,666,300	$(4,272,596)	$2,393,704

Amortization expense for internal use capitalized software totaling approximately $1.1 million, $1.0 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, is included in depreciation & amortization in the consolidated statements of income. The total estimated intangible asset amortization expense in future years related to assets that have been placed in production is as follows:

Fiscal Year
2016	$899,629
2017	468,474
2018	101,867
$1,469,970

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31:

	2015	2014
Equipment	$29,573,499	$28,714,059
Purchased software	11,269,384	10,972,449
Furniture and fixtures	5,127,814	4,924,108
Leasehold improvements	1,956,822	1,402,487
	47,927,519	46,013,103
Less accumulated depreciation	(38,594,728)	(33,765,863)
Property and equipment, net	$9,332,791	$12,247,240

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $7.3 million, $8.2 million and $7.7 million, respectively.

6. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

On July 9, 2015, the Company entered into Amendment No. 1 to Amended and Restated Credit Agreement (the “First Amendment’), which amends the Amended and Restated Credit Agreement, dated as of August 6, 2014, by and between the Company and Bank of America, N.A. (the “Credit Agreement”). The material amendments to the Credit Agreement made by the First Amendment include (a) extending the maturity date to May 1, 2017; and (b) decreasing the margin added to the LIBOR rate for any amounts selected by the Company to be borrowed at the LIBOR rate, and the fees payable on outstanding letters of credit, to either 1.15% (if the Company’s consolidated leverage ratio is less than 1.50:1) or 1.25% (if the Company’s consolidated leverage ratio is greater than or equal to 1.50:1) of face value per annum.

On December 14, 2015, the Company entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”), which amends the Credit Agreement dated as of August 6, 2014, as amended by the First Amendment. The Second Amendment provides that the interest rate on any amounts borrowed by the Company under the Credit Agreement will be at an annual rate benchmarked to LIBOR with a term equivalent to such borrowing or at an annual rate adjusted daily and benchmarked to LIBOR for a one-month term, in each event plus a margin of 1.15% or 1.25% depending on the Company’s consolidated leverage ratio, as discussed above. The Second Amendment also decreases the fees payable by the Company on outstanding letters of credit to 1.00% times the daily amount available to be drawn under any letter of credit.

The other material terms of the Credit Agreement remain unchanged, including customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement also continues to require the Company to maintain compliance with the following financial covenants (in each case, as defined in the Credit Agreement):

●	Consolidated tangible net worth of at least $36 million (plus the amount of net proceeds from equity issued, or debt converted to equity, in each case after the date of the Credit Agreement); and
●	Consolidated maximum leverage ratio of 1.5:1 (the ratio of total funded debt to EBITDA).

The Company was in compliance with each of these covenants at December 31, 2015. The Company issues letters of credit mainly as collateral for certain office leases, and to a much lesser extent, as collateral for performance on one of its outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $1.2 million at December 31, 2015. The Company is not currently required to cash collateralize these letters of credit. The Company had $3.8 million in available capacity to issue additional letters of credit and $8.8 million of unused borrowing capacity at December 31, 2015 under the Credit Agreement. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. The Credit Agreement also includes an accordion feature that allows the Company to increase the available capacity under the Credit Agreement to $50.0 million, subject to securing additional commitments from the bank.

The Company has a $1.0 million line of credit with a bank in conjunction with a corporate credit card agreement.

At December 31, 2015, the Company was bound by performance bond commitments totaling approximately $6.1 million on certain outsourced government portal contracts. The Company has never had any defaults resulting in draws on performance bonds. Had the Company been required to post 100% cash collateral at December 31, 2015 for the face value of all performance bonds, letters of credit and its line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.3 million and would have been classified as restricted cash.

7. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company and its subsidiaries lease office space and certain equipment under noncancellable operating leases. Future minimum lease payments under all noncancellable operating leases at December 31, 2015 are as follows:

Fiscal Year
2016	$4,343,767
2017	3,775,439
2018	3,460,437
2019	1,723,802
2020	551,542
Thereafter	205,749
Total minimum lease payments	$14,060,736

Rent expense for operating leases for the years ended December 31, 2015, 2014 and 2013 was approximately $4.5 million, $4.3 million, and $4.2 million, respectively.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently a party to any material legal proceedings.

8. STOCKHOLDERS’ EQUITY

Dividends

On November 2, 2015, the Company’s Board of Directors declared a special cash dividend of $0.55 per share, payable to stockholders of record as of November 13, 2015. The dividend, totaling approximately $36.5 million, was paid on January 4, 2016 on 65,618,141 outstanding shares of common stock. A dividend equivalent of $0.55 per share was also paid simultaneously on 665,414 unvested shares of service-based restricted stock. The dividend was paid out of the Company’s available cash.

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

9. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current income taxes:
Federal	$25,608,500	$23,161,061	$18,436,209
State	3,522,333	3,256,031	3,154,439
Total	29,130,833	26,417,092	21,590,648
Deferred income taxes:
Federal	(3,485,844)	(2,295,450)	(1,111,536)
State	(328,930)	(165,790)	41,548
Total	(3,814,774)	(2,461,240)	(1,069,988)
Total income tax provision	$25,316,059	$23,955,852	$20,520,660

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31:

	2015	2014
Deferred tax assets:
Stock-based compensation	$2,175,291	$1,836,673
Amortization of internal use software development costs	1,999,641	1,755,520
Federal benefit of state uncertain tax positions	1,110,917	767,867
Accrued vacation	894,591	854,463
State net operating loss carryforwards	457,485	341,794
Deferred rent	233,326	224,187
Allowance for doubtful accounts	178,015	184,675
Other	326,138	48,529
	7,375,404	6,013,708
Less: Valuation allowance	(412,821)	(332,863)
Total	6,962,583	5,680,845
Deferred tax liabilities:
Depreciation & capitalized internal use software and development costs	(4,421,900)	(5,056,061)
Nonrecurring gain on acquisition of business	(1,119,230)	(1,121,326)
Total	(5,541,130)	(6,177,387)
Net deferred tax asset (liability)	$1,421,453	$(496,542)

The Company has identified certain estimated state net operating loss (“NOL”) carryforwards that it might be unable to use. Based on a review of applicable state tax statutes, the Company concluded that there is substantial doubt it would be able to realize the full amount of certain estimated NOL carryforwards in states where the Company cannot file a consolidated income tax return or where future taxable income will not be sufficient to utilize the state NOL before it expires. As a result, the Company recorded a deferred tax asset valuation allowance totaling approximately $0.4 million and $0.3 million respectively at December 31, 2015 and 2014.

The Company’s net deferred tax asset at December 31, 2015 is primarily attributable to cumulative timing differences between book and tax stock-based compensation expense. The Company’s net deferred tax liability at December 31, 2014 is primarily attributable to timing differences between book and tax depreciation on property and equipment purchased during 2014 and 2013.

See Note 10 for discussion of the accounting for income tax deductions relating to the vesting of restricted stock.

The following table reconciles the statutory federal income tax rate and the effective income tax rate indicated by the consolidated statements of income:

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	2.1	2.2	3.2
Nondeductible expenses	1.0	1.2	1.4
Uncertain tax positions	0.9	1.1	1.2
Federal and state tax credits	(1.2)	(1.2)	(2.0)
Other	(0.2)	(0.3)	0.2
Effective federal and state income tax rate	37.6%	38.0%	39.0%

On December 18, 2015, the Protecting Americans from Tax Hikes Act (the “2015 Act”) was signed into law. The 2015 Act includes a provision making permanent the federal research and development credit (which previously expired at the end of 2014). For the 2015 tax year, the Company recognized a favorable benefit related to the federal research and development tax credit totaling approximately $0.4 million, which was recognized by the Company in the fourth quarter of 2015, the period in which the legislation was enacted. On December 19, 2014, the Tax Increase Prevention Act of 2014 (the “2014 Act”) was signed into law. The 2014 Act retroactively extended the federal research and development credit (which previously expired at the end of 2013). For the 2014 tax year, the Company recognized a favorable benefit related to the federal research and development tax credit totaling approximately $0.4 million, which was recognized by the Company in the fourth quarter of 2014, the period in which the legislation was enacted. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “2012 Act”) was signed into law. The 2012 Act retroactively extended the federal research and development credit (which previously expired at the end of 2011) through the end of 2013. In accordance with authoritative accounting guidance, the Company recognized the impact of this legislation for the 2012 tax year in 2013, when the Act was signed into law. For the 2013 and 2012 tax years, the Company recognized a favorable benefit related to the federal research and development tax credit totaling approximately $0.8 million, which was recognized in 2013.

The following table provides a reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits (included in other long-term liabilities in the consolidated balance sheets) for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Balance at January 1	$2,797,671	$1,760,434	$688,575
Additions for tax positions of current years	1,093,963	1,072,333	632,309
Additions for tax positions of prior years	338,123	112,459	439,550
Expiration of the statute of limitations	(365,762)	(126,918)	-
Reductions for tax positions of prior years	(142,973)	(20,637)	-
Balance at December 31	$3,721,022	$2,797,671	$1,760,434

At December 31, 2015, 2014 and 2013, there were approximately $2.6 million, $2.0 million and $1.3 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate. It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease. However, the Company does not expect such increases or decreases to be material to its financial condition or results of operations.

The Company, along with its wholly owned subsidiaries, files a consolidated U.S. federal income tax return and separate income tax returns in many states throughout the U.S. The Company remains subject to U.S. federal examination for the tax years ended on or after December 31, 2013. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense in the consolidated statements of income. At December 31, 2015, 2014 and 2013, accrued interest and penalty amounts were not material.

10. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income:

	Year Ended December 31,
	2015	2014	2013
Cost of portal revenues, exclusive of
depreciation & amortization	$1,404,093	$1,311,827	$1,100,396
Cost of software & services revenues,
exclusive of depreciation & amortization	82,814	47,105	48,128
Selling & administrative	4,953,934	4,744,966	2,877,436
Stock-based compensation expense
before income taxes	6,440,841	6,103,898	4,025,960
Income tax benefit	(2,423,029)	(2,320,499)	(1,571,867)
Net stock-based compensation expense	$4,017,812	$3,783,399	$2,454,093

Stock option and restricted stock plans

The Company has a formal stock compensation plan (the “NIC plan”) to provide for the granting of incentive stock options, non-qualified stock options, or restricted stock awards to encourage certain employees of the Company and its subsidiaries, and directors of the Company to participate in the ownership of the Company and to provide additional incentive for such employees and directors to promote the success of its business through sharing in the future growth of such business.

The NIC plan was amended and restated in May 2014. The May 2014 amendment and restatement, as approved by the Company’s Board of Directors and stockholders, modified the NIC plan to increase the number of shares the Company is authorized to grant under the NIC plan from 14,286,754 to 15,825,223 common shares. At December 31, 2015, a total of 4,681,841 shares were available for future grants under the NIC plan. The Company did not grant any stock options in 2015, 2014, or 2013, and does not currently anticipate granting stock options in the future. Instead, the Company currently expects to continue to grant only restricted stock awards.

Restricted stock

During 2015, the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 273,327 shares with a grant-date fair value totaling approximately $4.6 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, non-employee directors of the Company were granted service-based restricted stock awards totaling 45,619 shares with a grant-date fair value totaling approximately $0.8 million. Such restricted stock awards vest one year from the date of grant.

During 2015, the Board of Directors of the Company also granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 109,705 shares with a grant-date fair value totaling approximately $1.9 million, which represents the maximum number of shares able to be earned by the executive officers at the end of a three-year performance period ending December 31, 2017. The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

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

At December 31, 2015, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 5, 2013 ended. Based on the Company’s actual financial results from 2013 through 2015, 96,732 of the shares subject to the awards and 6,990 dividend shares were earned and vested on February 5, 2016.

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

A summary of restricted stock activity for the year ended December 31, 2015 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	993,453	$16.28
Granted	432,694	16.80
Vested	(364,380)	15.02
Canceled	(136,737)	15.27
Outstanding at December 31, 2015	925,030	17.17

The fair value of restricted stock vested during the years ended December 31, 2015, 2014 and 2013 was approximately $5.5 million, $4.1 million and $3.5 million, respectively. The weighted average grant date fair value per share of restricted stock granted during the years ended December 31, 2015, 2014 and 2013 was $16.80, $19.05 and $16.54, respectively. At December 31, 2015, the Company had approximately $6.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards. The Company expects to recognize this cost over the next 2.4 years from December 31, 2015.

As previously disclosed in prior filings with the SEC, the Company’s former Executive Vice President, Chief Administrative Officer, General Counsel and Secretary (“EVP”), retired effective December 31, 2015. In connection with the EVP’s retirement, the Compensation Committee of the Board of Directors of the Company authorized the accelerated vesting of a portion of the EVP’s unvested service-based restricted stock representing 21,813 shares. The EVP forfeited his remaining balance of 5,269 shares of unvested service-based restricted stock and 33,651 shares of performance-based restricted stock, granted in 2014 and 2015, upon his retirement. The incremental cost to the Company to accelerate the vesting of a portion the EVP’s unvested service-based restricted stock, net of all performance-based and service-based restricted stock forfeited upon his retirement, was insignificant.

Income taxes

The Company is permitted to recognize a credit to additional paid-in capital for federal income tax deductions, or windfall tax benefits, resulting from the vesting of restricted stock if such windfall tax benefits reduce income taxes payable. Following the with-and-without approach for utilization of tax attributes, the Company increased additional paid-in capital for windfall tax benefits totaling approximately $0.4 million, $1.2 million and $1.3 million, respectively, during the years ended December 31, 2015, 2014 and 2013.

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

In the offering period commencing on April 1, 2014 and ending on March 31, 2015, 75,328 shares were purchased at a price of $15.02 per share, resulting in total cash proceeds to the Company of approximately $1.1 million. In the offering period commencing on April 1, 2013 and ending on March 31, 2014, 68,101 shares were purchased at a price of $16.25 per share, resulting in total cash proceeds to the Company of approximately $1.1 million. In the offering period commencing on April 1, 2012 and ending on March 31, 2013, 87,578 shares were purchased at a price of $10.33 per share, resulting in total cash proceeds to the Company of approximately $0.9 million. The next offering period under this plan commenced on April 1, 2015. The closing fair market value of NIC common stock on the first day of the current offering period was $17.48 per share.

The fair values of the offerings were estimated on the dates of grant using the Black-Scholes model using the assumptions in the following table.

	March 31, 2016 Offering	March 31, 2015 Offering	March 31, 2014 Offering
Risk-free interest rate	0.27%	0.13%	0.14%
Expected dividend yield	3.07%	3.08%	3.73%
Expected life	1.0 year	1.0 year	1.0 year
Expected stock price volatility	37.86%	35.97%	28.84%
Weighted average fair value of ESPP rights	$4.88	$5.38	$4.59

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

Defined contribution 401(k) profit sharing plan

The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment and non-full time employees are eligible upon reaching 1,000 hours of service in the relevant period. A discretionary match by the Company of an employee’s contribution of up to 5% of base salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $2.2 million, $2.1 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

11. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Outsourced Portals segment is the Company’s only reportable segment and generally includes the Company’s subsidiaries operating outsourced state and local government portals. The Other Software & Services category primarily includes the Company’s subsidiaries that provide software development and digital government services, other than outsourced portal services, to state and local governments as well as federal agencies. Each of the Company’s businesses within the Other Software & Services category is an operating segment and has been grouped together to form the Other Software & Services category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. Beginning in the fourth quarter of 2015, certain corporate divisions that support the Company’s portal businesses, which were previously reported in the Outsourced Portals segment, are now reported with all other corporate divisions as unallocated corporate-level expenses and reported in the reconciliation of the segments totals to the related consolidated totals as “Other Reconciling Items.” The new presentation is consistent with the manner by which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. All prior periods presented have been recast to conform to the current segment reporting. These changes had no impact on total consolidated revenues, total operating expenses or total operating income before income taxes. There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all reportable and operating segments.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the years ended December 31:

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2015
Revenues	$273,502,323	$18,873,973	$-	$292,376,296
Costs & expenses	168,166,011	5,431,967	43,098,323	216,696,301
Depreciation & amortization	4,648,870	47,015	3,689,528	8,385,413
Operating income (loss) before income taxes	$100,687,442	$13,394,991	$(46,787,851)	$67,294,582
2014
Revenues	$255,743,418	$16,353,153	$-	$272,096,571
Costs & expenses	156,185,335	4,783,606	38,936,541	199,905,482
Depreciation & amortization	5,305,302	36,999	3,834,717	9,177,018
Operating income (loss) before income taxes	$94,252,781	$11,532,548	$(42,771,258)	$63,014,071
2013
Revenues	$235,183,005	$14,095,660	$-	$249,278,665
Costs & expenses	147,007,246	4,498,233	36,881,346	188,386,825
Depreciation & amortization	4,962,692	53,475	3,316,922	8,333,089
Operating income (loss) before income taxes	$83,213,067	$9,543,952	$(40,198,268)	$52,558,751

The highest volume, most commercially valuable service the Company offers is access to motor vehicle driver history records, referred to as DHR, through the Company’s outsourced government portals. This service accounted for approximately 35%, 35% and 34% of the Company’s total consolidated revenues in 2015, 2014 and 2013, respectively. In addition, the Company offers a service in several states for online motor vehicle registration and licensing. This service accounted for approximately 13%, 12% and 13% of the Company’s total consolidated revenues in 2015, 2014 and 2013, respectively. No other services accounted for 10% or more of the Company’s total consolidated revenues for the years ended December 31, 2015, 2014 or 2013.

A primary source of revenue is derived from data resellers, who use the Company’s government portals to access DHR records for the auto insurance industry. For the years ended December 31, 2015, 2014 and 2013, one of these data resellers accounted for approximately 23%, 24% and 22% of the Company’s total consolidated revenues, respectively. At December 31, 2015 and 2014, this one data reseller accounted for approximately 17% and 24%, respectively, of the Company’s accounts receivable.

For the years ended December 31, 2015, 2014 and 2013, the Company’s Texas portal accounted for approximately 21%, 22% and 23% of the Company’s total consolidated revenues, respectively. No other state portal contract accounted for more than 10% of the Company’s total consolidated revenues for the years ended December 31, 2015, 2014 or 2013.

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

2015
	Three Months Ended				Year Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
Revenues:
Portal revenues	$65,913,898	$71,030,846	$70,122,162	$66,435,417	$273,502,323
Software & services revenues	4,444,725	4,781,930	4,924,120	4,723,198	18,873,973
Total revenues	70,358,623	75,812,776	75,046,282	71,158,615	292,376,296
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization	41,494,301	42,815,102	41,057,942	42,798,666	168,166,011
Cost of software & services revenues,
exclusive of depreciation &
amortization	1,289,860	1,321,259	1,364,726	1,456,122	5,431,967
Selling & administrative	10,537,491	10,818,680	10,576,445	11,165,707	43,098,323
Depreciation & amortization	2,292,118	2,303,571	2,116,319	1,673,405	8,385,413
Total operating expenses	55,613,770	57,258,612	55,115,432	57,093,900	225,081,714
Operating income before income taxes	14,744,853	18,554,164	19,930,850	14,064,715	67,294,582
Income tax provision	5,803,949	7,250,724	7,180,660	5,080,726	25,316,059
Net income	$8,940,904	$11,303,440	$12,750,190	$8,983,989	$41,978,523

Basic net income per share	$0.14	$0.17	$0.19	$0.13	$0.63
Diluted net income per share	$0.14	$0.17	$0.19	$0.13	$0.63

Weighted average shares outstanding:
Basic	65,387,427	65,587,822	65,617,812	65,621,684	65,554,655
Diluted	65,387,427	65,587,822	65,636,436	65,715,951	65,639,682

2014
	Three Months Ended				Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Revenues:
Portal revenues	$61,482,452	$66,807,907	$65,304,664	$62,148,395	$255,743,418
Software & services revenues	3,915,233	4,345,879	4,222,534	3,869,507	16,353,153
Total revenues	65,397,685	71,153,786	69,527,198	66,017,902	272,096,571
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization	37,559,503	39,550,094	39,090,865	39,984,873	156,185,335
Cost of software & services revenues,
exclusive of depreciation &
amortization	993,324	1,244,843	1,287,083	1,258,356	4,783,606
Selling & administrative	9,208,685	9,840,579	10,396,876	9,490,401	38,936,541
Depreciation & amortization	2,249,734	2,277,048	2,292,382	2,357,854	9,177,018
Total operating expenses	50,011,246	52,912,564	53,067,206	53,091,484	209,082,500
Operating income before income taxes	15,386,439	18,241,222	16,459,992	12,926,418	63,014,071
Income tax provision	6,010,054	7,213,057	6,098,567	4,634,174	23,955,852
Net income	$9,376,385	$11,028,165	$10,361,425	$8,292,244	$39,058,219

Basic net income per share	$0.14	$0.17	$0.16	$0.12	$0.59
Diluted net income per share	$0.14	$0.17	$0.16	$0.12	$0.59

Weighted average shares outstanding:
Basic	65,056,725	65,244,575	65,287,702	65,301,797	65,223,549
Diluted	65,056,725	65,244,575	65,287,702	65,363,104	65,277,758

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting – As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Structure and Practices of the Board of Directors – Corporate Governance Principles and Best Practices and Code of Business Conduct and Ethics, – Committees of the Board, – Nomination of Directors and – Involvement in Certain Legal Proceedings” set forth in the Company’s definitive proxy statement related to its 2016 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides information regarding securities to be issued upon the exercise of outstanding options, warrants and rights and securities available for issuance under the Company’s equity compensation plans as of December 31, 2015:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding as of December 31, 2015	Weighted average exercise price of outstanding options, warrants and rights shown in Column A	Number of securities available for future issuance as of December 31, 2015
Equity compensation plans
approved by stockholders:
Restricted stock awards	-	$-	4,681,841	See Note (1)
Employee stock purchase plan	See Note (2)	See Note (2)	1,302,707
Equity compensation plans
not approved by stockholders	-	-	-
Total	-	$-	5,984,548

(1)	The amount shown excludes 925,030 shares subject to outstanding unvested restricted stock awards.

(2)
March 31, 2015 was the purchase date of common stock for the most recently completed offering period under the Company’s employee stock purchase plan. Therefore, as of such date, no purchase rights were outstanding. The purchase price for the offering period ended March 31, 2015, was $15.02 per share, and the total number of shares purchased was 75,328.

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

NIC INC.
Date: February 23, 2016	By:	/s/ Harry Herington
Harry Herington, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Harry Herington	Chairman of the Board and Chief Executive Officer	February 23, 2016
	Harry Herington	(Principal Executive Officer)

	/s/ Stephen M. Kovzan	Chief Financial Officer	February 23, 2016
	Stephen M. Kovzan	(Principal Financial Officer)

	/s/ Aimi Daughtery	Chief Accounting Officer	February 23, 2016
	Aimi Daughtery	(Principal Accounting Officer)

	Art N. Burtscher*	Lead Independent Director
	Venmal (Raji) Arasu*	Director
	Karen S. Evans*	Director
	Ross C. Hartley*	Director
	C. Brad Henry*	Director
	Alexander C. Kemper*	Director
	William M. Lyons*	Director
	Pete Wilson*	Director

*By	/s/ Harry Herington
Harry Herington
Attorney-in-fact
February 23, 2016

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of NIC Inc., a Delaware corporation (1)
3.2	Bylaws of NIC Inc., a Delaware corporation (2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate of the registrant (3)
10.1	Registrant’s Amended and Restated Employee Stock Purchase Plan (4) **
10.2	Employment agreement between the Registrant and Harry Herington, dated February 5, 2013 (5) **
10.3	Employment agreement between the Registrant and William F. Bradley, dated February 5, 2013 (6) **
10.4	Employment agreement between the Registrant and Stephen M. Kovzan, dated February 5, 2013 (7) **
10.5	Employment agreement between the Registrant and Robert W. Knapp, dated February 5, 2013 (8) **
10.6	Employment agreement between the Registrant and Ron E. Thornburgh, dated February 5, 2013 (9) **
10.7	Employment agreement between the Registrant and Jayne Friedland Holland, dated May 5, 2015 (10)**
10.8	Form of NIC Inc. First Amendment to Key Employee Agreement, dated July 27, 2015 (11)**
10.9	NIC Inc. 2014 Amended and Restated Stock Compensation Plan (12) **
10.10	Form of Restricted Stock Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan (13) **
10.11	Form of Stock Option Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan (14) **
10.12	NIC Inc. Compensation Program For Certain Executive Officers (15) **
10.13	NIC Inc. Management Annual Incentive Plan, as amended October 9, 2014 (16) **
10.14	Form of Performance-Based Restricted Stock Agreement under the NIC Inc. 2014 Amended and Restated Stock Compensation Plan (17) **
10.15	Form of Indemnification Agreement between the registrant and each of its executive officers and directors (18) **
10.16	NIC Sales Commission Bonus Plan, Senior Vice President of Business Development, as amended February 5, 2013 (19) **
10.17	NIC Profit Sharing and Incentive Program, Senior Vice President of Business Development, as amended October 9, 2014 (20) **
10.18	NIC Inc. Executive Incentive Plan (21) **
10.19	Amended and Restated Credit Agreement Dated as of August 6, 2014 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (22)
10.20	Amendment No. 1 to Amended and Restated Credit Agreement, dated July 9, 2015 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (23)
10.21	Amendment No. 2 to Amended and Restated Credit Agreement, dated December 14, 2015 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (24)
10.22	NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, as amended (25) **
10.23	Form of Restricted Stock Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (26) **
10.24	Form of Stock Option Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (27) **
10.25	Form of Performance-Based Restricted Stock Agreement under the NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, (28) **
10.26	Amendment No. 1 to 2013 Performance-Based Restricted Stock Agreement, dated December 23, 2015, between NIC Inc. and William F. Bradley, Jr. (29)**
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from NIC Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013 (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014, and 2013 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

(1)	Incorporated by reference from Exhibit 3.2 to the Form 8-K (File No. 000-26621) filed with the SEC on May 11, 2009 and incorporated herein by reference.
(2)	Incorporated by reference from Exhibit 3.3 to the Form 8-K (File No. 000-26621) filed with the SEC on May 11, 2009 and incorporated herein by reference.
(3)	Incorporated by reference from Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-77939, filed with the SEC on June 18, 1999.
(4)	Filed herewith.
(5)	Incorporated by reference to Exhibit 10.3 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(6)	Incorporated by reference to Exhibit 10.4 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(7)	Incorporated by reference to Exhibit 10.5 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(8)	Incorporated by reference to Exhibit 10.6 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(9)	Incorporated by reference to Exhibit 10.7 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(10)	Filed herewith.
(11)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on July 28, 2015.
(12)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on May 8, 2014.
(13)	Incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 000-26621) filed with the SEC on October 14, 2014.
(14)	Incorporated by reference to Exhibit 10.5 to the Form 8-K (File No. 000-26621) filed with the SEC on October 14, 2014.
(15)	Incorporated by reference to the Form 8-K (File No. 000-26621) filed with the SEC on March 6, 2008.
(16)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on October 9, 2014.
(17)	Incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 000-26621) filed with the SEC on October 9, 2014.
(18)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on May 11, 2009.
(19)	Incorporated by reference to Exhibit 10.24 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(20)	Incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 000-26621) filed with the SEC on October 9, 2014.
(21)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on May 2, 2012.
(22)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q (File No. 000-26621) filed with the SEC on August 7, 2014.
(23)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on July 9, 2015.
(24)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on December 15, 2015.
(25)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-136016) filed with the SEC on July 25, 2006.
(26)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 7, 2007.
(27)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 7, 2007.
(28)	Incorporated by reference to Exhibit 10.17 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(29)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on December 23, 2015.

** Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.