Form 10-Q
period 2016-03-31
NIC INC
filed 2016-05-03
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of April 22, 2016, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 65,911,331.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$105,783	$98,388
Cash restricted for payment of dividend	-	36,456
Trade accounts receivable, net	79,187	80,362
Prepaid expenses & other current assets	13,961	12,584
Total current assets	198,931	227,790
Property and equipment, net	9,462	9,333
Intangible assets, net	2,523	2,267
Deferred income taxes, net	828	1,421
Other assets	446	426
Total assets	$212,190	$241,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,743	$61,133
Accrued expenses	17,347	20,986
Dividend payable	-	36,456
Other current liabilities	2,842	2,597
Total current liabilities	77,932	121,172

Other long-term liabilities	4,646	4,259
Total liabilities	82,578	125,431

Commitments and contingencies (Notes 1 and 2)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
65,911 and 65,637 shares issued and outstanding	7	7
Additional paid-in capital	101,814	100,929
Retained earnings	27,791	14,870
Total stockholders' equity	129,612	115,806
Total liabilities and stockholders' equity	$212,190	$241,237

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended
	March 31,
Revenues:	2016	2015
Portal revenues	$73,197	$65,914
Software & services revenues	5,193	4,445
Total revenues	78,390	70,359
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	43,615	41,494
Cost of software & services revenues, exclusive of depreciation & amortization	1,413	1,290
Selling & administrative	11,342	10,538
Depreciation & amortization	1,664	2,292
Total operating expenses	58,034	55,614
Operating income before income taxes	20,356	14,745
Income tax provision	7,462	5,804
Net income	$12,894	$8,941

Basic net income per share (Note 1)	$0.19	$0.14
Diluted net income per share (Note 1)	$0.19	$0.14

Weighted average shares outstanding:
Basic	65,739	65,387
Diluted	65,739	65,387

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Retained Earnings	Total
Balance, January 1, 2016	65,637	$7	$100,929	$14,870	$115,806
Net income	-	-	-	12,894	12,894
Restricted stock vestings	314	-	135	-	135
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	-	27	27
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(115)	-	(2,034)	-	(2,034)
Stock-based compensation	-	-	1,622	-	1,622
Tax deductions relating to stock-based compensation	-	-	210	-	210
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(162)	-	(162)
Issuance of common stock under employee stock purchase plan	75	-	1,114	-	1,114
Balance, March 31, 2016	65,911	$7	$101,814	$27,791	$129,612

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$12,894	$8,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,664	2,292
Stock-based compensation expense	1,622	2,159
Deferred income taxes	(1,263)	(1,436)
Loss on disposal of property and equipment	-	27
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable, net	1,175	(10,354)
Decrease in prepaid expenses & other current assets	479	395
(Increase) decrease in other assets	(20)	2
Increase (decrease) in accounts payable	(3,390)	6,916
(Decrease) in accrued expenses	(5,696)	(4,960)
Increase (decrease) in other current liabilities	245	(444)
Increase in other long-term liabilities	387	213
Net cash provided by operating activities	8,097	3,751

Cash flows from investing activities:
Purchases of property and equipment	(1,485)	(677)
Proceeds from sale of property and equipment	2	-
Capitalized internal use software development costs	(543)	(288)
Net cash used in investing activities	(2,026)	(965)

Cash flows from financing activities:
Proceeds from employee common stock purchases	1,114	1,131
Tax deductions related to stock-based compensation	210	204
Net cash provided by financing activities	1,324	1,335

Net increase in cash	7,395	4,121
Cash, beginning of period	98,388	87,983
Cash, end of period	$105,783	$92,104

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$23	$126
Cash payments:
Income taxes paid	$6,853	$6,414
Cash dividends paid on common stock previously restricted for payment of dividend	$36,456	$-

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Unaudited Consolidated Financial Statements of NIC Inc. and its subsidiaries (“NIC” or “the Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the Unaudited Consolidated Financial Statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries as of the dates and for the interim periods presented. These Unaudited Consolidated Financial Statements and Notes should be read in conjunction with the Audited Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 23, 2016, and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. The consolidated balance sheet data included herein as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

In its primary outsourced portal businesses, the Company generally designs, builds, and operates Internet-based portals on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete secure government-based transactions through multiple online channels, including mobile devices. These portals consist of websites and applications the Company has built that allow businesses and citizens to access government information online and complete transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. Operating under multiple-year contracts (see Note 2), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. NIC’s business model allows the Company to generate revenues by sharing in the fees the Company collects from online transactions. The Company’s government partners benefit by reducing their financial and technological risks, increasing their operational efficiencies, and gaining a centralized, customer-focused presence on the Internet, while businesses and citizens receive a faster, more convenient, and more cost-effective means to interact with governments. The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the outsourced government portals.

The Company’s software & services businesses primarily include its subsidiaries that provide software development and digital government services, other than outsourced portal services, to state and local governments as well as federal agencies (see Note 2).

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and digital government services, other than outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation and benefits (including stock-based compensation), fees required to process credit/debit card and automated clearinghouse transactions, subcontractor labor costs, telecommunications, provision for losses on accounts receivable, gains and losses on disposal of assets and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consists of all direct project costs to provide software development and digital government services such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, gains and losses on disposal of assets and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative expenses consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all costs of non-customer service personnel from the Company’s software & services businesses, including information systems and office rent. Selling & administrative expenses also consist of management incentive compensation, including stock-based compensation, and corporate-level expenses for market development, public relations and gains and losses on disposal of assets.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.7 million at both March 31, 2016 and 2015. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 31,
	2016	2015
Numerator:
Net income	$12,894	$8,941
Less: Income allocated to participating securities	(120)	(85)
Net income available to common stockholders	$12,774	$8,856
Denominator:
Weighted average shares - basic	65,739	65,387
Performance-based restricted stock awards	-	-
Weighted average shares - diluted	65,739	65,387

Basic net income per share:
Net income	$0.19	$0.14

Diluted net income per share:
Net income	$0.19	$0.14

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring the financial stability of those institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At March 31, 2016, the amount of cash covered by FDIC deposit insurance was approximately $10.5 million, and approximately $95.3 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, Compensation – Stock Compensation, which simplifies several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for the annual reporting period beginning January 1, 2017, including interim periods within that reporting period.  Early application is permitted.  The Company is currently evaluating the newly issued guidance and the estimated impact it will have on the Company’s financial statements.

In February 2016, the FASB issued new authoritative literature, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance and operating leases will result in a lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability.  For finance leases, a lessee will recognize interest expense and amortization expense for the ROU asset, and for operating leases, the lessee will recognize total rent expense on a straight-line basis. The standard is effective for the annual reporting period beginning January 1, 2019, including interim periods within that reporting period. Early application is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently evaluating the newly issued guidance and the estimated impact it will have on the Company’s financial statements.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 18 contracts under which the Company provides outsourced portal services, software development and digital government services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 65% of the Company’s total consolidated revenues for the three-month period ended March 31, 2016. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contracts with the state of Delaware and the Virginia Department of Game and Inland Fisheries (“DGIF”).

Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At March 31, 2016, the Company was bound by performance bond commitments totaling approximately $6.6 million on certain outsourced portal contracts. The Company has never had any defaults resulting in draws on performance bonds.

The following is a summary of the portals in each state through which the Company provides enterprise-wide outsourced portal services to multiple government agencies:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Connecticut Interactive, LLC	www.ct.gov (Connecticut)	2014	1/9/2017 (1/9/2020)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2017 (8/10/2019)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2017 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	5/1/2020 (5/1/2022)
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2018
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2016
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2016 (6/8/2019)
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2016
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	3/1/2017
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	7/1/2017 (7/1/2019)
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	3/31/2017 (3/31/2020)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2017 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	3/31/2017
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2019 (3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2017
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2019
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2018
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	6/30/2016 (6/30/2020)
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/31/2016
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	4/1/2019 (4/1/2021)
Kansas Information Consortium, LLC	www.Kansas.gov (Kansas)	1992	12/31/2022 (annual 1-year renewal options)

During the first quarter of 2016, the Company executed a one-year contract extension with the state of Alabama.

During the second quarter of 2016, the Company executed one-year contract extensions with the states of Kansas and Oklahoma.

Other outsourced state contracts

During the third quarter of 2014, the Company’s subsidiary, Louisiana Interactive, LLC, signed a master contract with the state of Louisiana Division of Administration, Office of Technology Services (“Louisiana Division”) that creates a framework to provide certain digital government services for a pilot period. The pilot period commenced during the first quarter of 2015 and the Company anticipates it will conclude within approximately 18 months after the commencement of the pilot period. Subsequent to the pilot period, the Louisiana Division has the option to receive enterprise-wide digital government solutions pursuant to the master contract.

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

Outsourced federal contracts

The Company’s subsidiary NIC Federal, LLC (“NIC Federal”) has a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the Company’s transaction-based business model. During the third quarter of 2015, the Company signed a new one-year contract with the FMCSA that runs through August 31, 2016, which includes two one-year renewal options.

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

Expiring contracts

As of March 31, 2016, there were 12 contracts under which the Company provides outsourced portal services, software development and digital government services that have expiration dates within the 12-month period following March 31, 2016. Collectively, revenues generated from these contracts represented approximately 26% of the Company’s total consolidated revenues for the three-month period ended March 31, 2016. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

During the third quarter of 2015, VI extended its agreement with DGIF to provide digital government services through August 31, 2016. During the fourth quarter of 2015, DGIF informed VI that it does not intend to renew its contract with VI when the contract term expires on August 31, 2016. VI will provide transition services as required by the contract through the August 31, 2016 expiration date of the contract. The Company does not believe the expiration of its contract with DGIF will have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

The contract under which the Company’s subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. For the three-month period ended March 31, 2015, revenues from the Delaware portal contract were approximately $0.6 million.

3.  STOCK BASED COMPENSATION

During the first quarter of 2016, the Board of Directors of the Company granted to certain management-level employees and executive officers service-based restricted stock awards totaling 263,896 shares with a grant-date fair value totaling approximately $4.7 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures.

During the first quarter of 2016, the Board of Directors of the Company also granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 138,191 shares with a grant-date fair value totaling approximately $2.4 million, which represents the maximum number of shares the executive officers can earn at the end of a three-year performance period ending December 31, 2018.

The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

●	Operating income growth (three-year compound annual growth rate);
●	Total consolidated revenue growth (three-year compound annual growth rate); and
●	Return on invested capital (three-year average).

At the end of the three-year period, the executive officers are eligible to receive up to a specified number of shares based upon the Company’s performance relative to these performance criteria over the performance period. In addition, the executive officers will accrue dividend equivalents for any cash dividends declared during the performance period, payable in the form of shares of Company common stock, based upon the maximum number of shares to be earned by the executive officers for each performance-based restricted stock award. Such hypothetical cash dividend payment shall be divided by the fair value of the Company’s common stock on the dividend payment date to determine the maximum number of notional shares to be awarded. At the end of the three-year performance period and on the date some or all of the shares are paid under the agreement, a pro rata number of notional dividend shares will be converted into an equivalent number of dividend shares paid and granted to the executive officers based upon the actual number of underlying shares earned during the performance period.

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended
	March 31,
	2016	2015
Cost of portal revenues, exclusive of depreciation & amortization	$455	$404
Cost of software & services revenues, exclusive of depreciation & amortization	17	11
Selling & administrative	1,150	1,744
Stock-based compensation expense before income taxes	1,622	2,159
Income tax benefit	(595)	(850)
Net stock-based compensation expense	$1,027	$1,309

4.  INCOME TAXES

The Company’s effective tax rate was approximately 37% and 39%, respectively, for the three-month periods ended March 31, 2016 and 2015. The Company’s effective tax rate in the current quarter was lower than the prior year quarter mainly due to a favorable benefit related to a federal research and development credit and an adjustment to certain deferred tax liabilities related to a previous acquisition of a business. In the prior year quarter, legislation extending the research and development credit beyond December 31, 2014 had not been enacted. On December 18, 2015, the Protecting Americans from Tax Hikes Act was signed into law, which included a provision making the federal research and development credit permanent.

5.  REPORTABLE SEGMENT AND RELATED INFORMATION

The Outsourced Portals segment is the Company’s only reportable segment and generally includes the Company’s subsidiaries operating outsourced state and local government portals. The Other Software & Services category primarily includes the Company’s subsidiaries that provide software development and digital government services, other than outsourced portal services, to state and local governments as well as federal agencies. Each of the Company’s businesses within the Other Software & Services category is an operating segment and has been grouped together to form the Other Software & Services category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. Beginning in the fourth quarter of 2015, certain corporate divisions that support the Company’s portal businesses, which were previously reported in the Outsourced Portals segment, are now reported with all other corporate divisions as unallocated corporate-level expenses and reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.” The new presentation is consistent with the manner by which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. The prior period presented has been recast to conform to the current segment reporting. These changes had no impact on total consolidated revenues, total operating expenses or total operating income before income taxes. There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all reportable and operating segments.

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

 The table below reflects summarized financial information for the Company’s reportable and operating segments for the three month-period ended March 31 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2016
Revenues	$73,197	$5,193	$-	$78,390
Costs & expenses	43,615	1,413	11,342	56,370
Depreciation & amortization	850	14	800	1,664
Operating income (loss) before income taxes	$28,732	$3,766	$(12,142)	$20,356

2015
Revenues	$65,914	$4,445	$-	$70,359
Costs & expenses	41,494	1,290	10,538	53,322
Depreciation & amortization	1,276	9	1,007	2,292
Operating income (loss) before income taxes	$23,144	$3,146	$(11,545)	$14,745

For the three-month periods ended March 31, 2016 and 2015, the Company’s Texas portal contract accounted for approximately 20% and 22%, respectively, of the Company’s total consolidated revenues. No other contract accounted for 10% or more of the Company’s total consolidated revenues for the three-month period ended March 31, 2016 or 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (“the Company”, “NIC”, “we” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts and new projects under existing portal contracts, statements of assumptions underlying such statements, and statements of our intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2016.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, our success in renewing existing contracts and in signing contracts with new states and federal government agencies; our ability to successfully increase the adoption and use of digital government services; the possibility of security breaches or disruptions through cyber attacks or other events and any resulting liability; our ability to implement new contracts and any related technology enhancements in a timely and cost-effective manner; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; continued favorable government legislation; acceptance of digital government services by businesses and citizens; competition; general economic conditions; and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2015 Annual Report on Form 10-K filed on February 23, 2016 with the SEC. Investors should read all of these discussions of risks carefully.

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

In our primary outsourced portal business, we generally enter into contracts primarily with state and local governments to design, build, and operate Internet-based enterprise-wide portals on their behalf. We typically enter into multi-year contracts and manage operations for each government partner through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our portals consist of websites and applications that we build, which allow businesses and citizens to access government information through multiple online channels, including mobile, and complete secure transactions, including applying for a permit, retrieving government records, or filing a government-mandated form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments. We do this by marketing portal services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the government portals. Our unique business model allows us to generate revenues by sharing in the fees collected from online transactions. Our partners benefit because they reduce their financial and technological risks, increase their operational efficiencies, and gain a centralized, customer-focused presence on the Internet, while businesses and citizens gain a faster, more convenient, and more cost-effective means to interact with governments.

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

Any renewal of these contracts beyond the initial term by the government is optional, and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 18 contracts under which we provide outsourced portal services, software development and digital government services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 65% of our total consolidated revenues for the three-month period ended March 31, 2016. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay us a fee in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below regarding the expiration of our contracts with the state of Delaware and the Virginia Department of Game and Inland Fisheries (“DGIF”).

Our subsidiary, NIC Federal, LLC (“NIC Federal”) has a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using our transaction-based business model. During the third quarter of 2015, we signed a new one-year contract with the FMCSA that runs through August 31, 2016, which includes two one-year renewal options.

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

As of March 31, 2016, there were 12 contracts under which we provide outsourced portal services, software development and digital government services that have expiration dates within the 12-month period following March 31, 2016. Collectively, revenues generated from these contracts represented approximately 26% of our total consolidated revenues for the three-month period ended March 31, 2016. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and we would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

During the third quarter of 2015, our subsidiary Virginia Interactive, LLC (“VI”) extended its agreement with DGIF to provide digital government services through August 31, 2016. During the fourth quarter of 2015, DGIF informed VI that it does not intend to renew its contract with VI when the contract term expires on August 31, 2016. VI will provide transition services as required by the contract through the August 31, 2016 expiration date of the contract. We do not believe the expiration of our contract with DGIF will have a material impact on our consolidated results of operations, cash flows or financial condition.

The contract under which our subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. In the prior year quarter, revenues from the Delaware portal contract were approximately $0.6 million.

OVERVIEW OF BUSINESS MODELS AND REVENUE RECOGNITION

We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category includes revenues and cost of revenues primarily from our subsidiaries operating state and local government portals on an outsourced basis. The software & services category primarily includes revenues and cost of revenues from our subsidiaries that provide software development and digital government services, other than outsourced portal services, to state and local governments as well as federal agencies. We currently earn revenues from three main sources: transaction-based fees, time and materials-based fees for application development and fixed fees for portal management services. Each of these revenue types and the corresponding business models are further described below.

Our outsourced portal businesses

We categorize our portal revenues according to the underlying source of revenue. A brief description of each category follows:

●	IGS transaction-based: transaction fees from interactive government services, referred to as IGS, are fees from sources other than digital access to motor vehicle driver history records, for transactions conducted by business users and consumer users through our portals and are generally recurring. For a representative listing of the IGS applications we currently offer through our portals, refer to Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 23, 2016.

●	DHR transaction-based: transaction fees from driver history records, referred to as DHR, are fees for providing digital access to motor vehicle driver history records from our state portals to data resellers, insurance companies, and other pre-authorized customers on behalf of our state partners, and are generally recurring.

●	Portal software development and services: these are revenues from the performance of application development projects and other time and materials services for our government partners. While we actively market these services, they do not have the same degree of predictability as our transaction-based or portal management revenues and are not generally recurring. As a result, these revenues are excluded from our recurring portal revenue percentage.

●	Portal management: these are revenues from the performance of fixed fee portal management services for our current government partner in the state of Indiana and former government partner in the state of Delaware and are generally recurring. Our Delaware portal contract expired on March 31, 2015.

Our software & services businesses

NIC Federal currently earns a significant portion of its revenues from its contract with the FMCSA to develop and manage the PSP for motor carriers nationwide, using our transaction-based business model. NIC Federal recognizes revenues from this contract (primarily transaction-based information access fees) when the services are provided at the time of the transactions. NIC Federal also earns a portion of its revenues from fixed fee and time and materials application development and outsourced maintenance contracts with other government agencies and recognizes revenues as services are provided.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from the information provided under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 23, 2016.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three-month periods ended March 31, 2016 and 2015. This discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Form 10-Q.

Due to the expiration of our contract with the state of Delaware on March 31, 2015, the operating results from our Delaware portal in the prior year period have been removed from the same state category. Furthermore, the operating results for the Louisiana pilot have been excluded from the same state category for the three-month period ended March 31, 2016, because it had not generated revenues for two full comparable periods.

	Three months ended
	March 31,
Key Financial Metrics	2016	2015
Revenue growth - outsourced portals	11%	7%
Same state revenue growth - outsourced portals	12%	7%
Recurring portal revenue as a % of total portal revenues	96%	97%
Gross profit % - outsourced portals	40%	37%
Revenue growth - software & services	17%	14%
Gross profit % - software & services	73%	71%
Selling & administrative expenses as a % of total revenues	14%	15%
Operating income margin % (operating income as a % of total revenues)	26%	21%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended March 31,
Portal Revenue Analysis	2016	% Change	2015
IGS transaction-based	$41,933	16%	$36,147
DHR transaction-based	27,126	6%	25,652
Portal software development	2,863	25%	2,295
Portal management	1,275	(30%)	1,820
Total	$73,197	11%	$65,914

Portal revenues in the current quarter increased 11%, or approximately $7.3 million, over the prior year quarter mainly due to a 12%, or approximately $7.7 million, increase in same state portal revenues (portals in operation and generating comparable revenues for two full periods). Revenues from our Louisiana pilot totaled approximately $0.2 million in the current quarter, and were offset by a $0.6 million decrease in revenues from our legacy Delaware portal contract, which expired on March 31, 2015.

Same state portal revenues in the current quarter increased 12%, or approximately $7.7 million, over the prior year quarter mainly due to higher revenues from our Wisconsin, Texas and Maryland portals, among others. Same state portal revenues grew 7% in the prior year quarter. The higher growth in same state portal revenues in the current quarter was mainly due to an increase in same state IGS transaction-based revenues and same state DHR transaction-based revenues. Same state IGS transaction-based revenues increased 16% in the current quarter due to higher revenues from several key services, including motor vehicle registrations in Colorado and Maryland, as well as several applications in Texas including vehicle inspections, concealed handgun licenses and online vehicle registrations. In the prior year quarter, same state IGS transaction-based revenues were negatively impacted by a decline in revenues from our Texas portal totaling approximately $0.7 million due to a change in legislation that affected the timing of revenues from vehicle inspections, as we previously disclosed. Same state DHR transaction-based revenues grew 6% in the current quarter compared to 5% in the prior year quarter. The increase in same state DHR transaction-based revenues in the current quarter was mainly due to a new DHR monitoring service in one of our state portals, which launched in the second quarter of 2015, and higher transaction volumes from several other state portals. Our same state portal software development and services revenues increased 25% in the current quarter due to higher project-based revenues from our Wisconsin and Indiana portals, among others. Our same state portal software development and services revenues decreased 23% in the prior year quarter due to lower project-based revenues from our Texas and Arkansas portals, among others.

COST OF PORTAL REVENUES.  In the analysis below, we have categorized our cost of portal revenues between fixed and variable costs (in thousands), with the corresponding percentage increase or decrease from the prior year period. Fixed costs include costs such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, telecommunications, provision for losses on accounts receivable, gains and losses on disposal of assets, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Variable costs consist of costs that vary with our level of portal revenues and primarily include interchange fees required to process credit/debit card and automated clearinghouse transactions and, to a lesser extent, costs associated with revenue share arrangements with our state partners.

	Three months ended March 31,
Cost of Portal Revenue Analysis	2016	% Change	2015
Fixed costs	$26,991	(1%)	$27,178
Variable costs	16,624	16%	14,316
Total	$43,615	5%	$41,494

Cost of portal revenues in the current quarter increased 5%, or approximately $2.1 million, over the prior year quarter due mainly to a 6%, or approximately $2.4 million, increase in same state cost of portal revenues ($2.3 million) and start-up costs from our Louisiana pilot ($0.1 million). These increases were partially offset by a 1%, or approximately $0.3 million, decrease in cost of portal revenues resulting from the expiration of our legacy Delaware portal contract on March 31, 2015.

The increase in same state cost of portal revenues in the current quarter was primarily attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above. A significant percentage of our IGS transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a portion of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Our portal gross profit percentage was 40% in the current quarter, up from 37% in the prior year quarter, due mainly to an increase in portal gross profits in the current quarter from our Texas, Maryland and Wisconsin portals driven by higher revenues, as further discussed above. These increases were partially offset by a decrease in portal gross profits from our legacy Delaware portal ($0.2 million) due to contract expiration, as further discussed above. In the prior year quarter, portal gross profits were negatively impacted ($1.4 million) by a decline in revenues ($0.7 million) from our vehicle inspection service in Texas as well as non-recurring third-party service costs from our Texas portal ($0.7 million) resulting from the change in legislation affecting the vehicle inspection service, as previously disclosed. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our portal operations (which we believe also benefits our stockholders).

SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase from the prior year period.

	Three months ended March 31,
Software & Services Revenue Analysis	2016	% Change	2015
NIC Federal	$3,554	19%	$2,982
Other	1,639	12%	1,463
Total	$5,193	17%	$4,445

Software & services revenues in the current quarter increased 17%, or approximately $0.7 million, over the prior year quarter. The increase was primarily due to higher revenues in the current quarter from our contract with the FMCSA ($0.5 million) as a result of increased adoption of the PSP and higher revenues in the current quarter from various other software & services businesses, primarily payment processing ($0.2 million).

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the current quarter increased 9%, or $0.1 million, over the prior year quarter due mainly to higher interchange fees incurred as a result of the increase in credit/debit card transactions in our payment processing businesses and higher employee compensation and benefit costs. Our software & services gross profit percentage was 73% in the current quarter, up from 71% in the prior year quarter, mainly due to higher revenues from the PSP and other payment processing services, as further discussed above.

SELLING & ADMINISTRATIVE.  As a percentage of total consolidated revenues, selling & administrative expenses were 14% and 15%, respectively, in the current and prior year quarters. Selling & administrative expenses in the current quarter increased 8%, or approximately $0.8 million, over the prior year quarter mainly due to higher personnel, software maintenance and other costs to support and enhance corporate-wide information technology, security and portal operations.

DEPRECIATION & AMORTIZATION.  As a percentage of total consolidated revenues, depreciation & amortization expense was 2% and 3%, respectively, in the current and prior year quarters. Depreciation and amortization expense in the current quarter decreased 27%, or approximately $0.6 million, over the prior year quarter mainly due to certain capital expenditures made in prior years for certain of our outsourced portal businesses and for our centralized hosting environment becoming fully depreciated.

INCOME TAXES.  Our effective tax rate was approximately 37% and 39%, respectively, in the current and prior year quarters. Our effective tax rate in the current quarter was lower than in the prior year quarter mainly due to a favorable benefit related to a federal research and development credit and an adjustment to certain deferred tax liabilities related to a previous acquisition of a business. In the prior year quarter, legislation extending the research and development credit beyond December 31, 2014 had not been enacted. On December 18, 2015, the Protecting Americans from Tax Hikes Act was signed into law, which included a provision making the federal research and development credit permanent.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $8.1 million in the current quarter compared to $3.8 million in the prior year quarter. The increase in net cash provided by operating activities in the current quarter was mainly the result of (i) an increase in net income, excluding non-cash charges for depreciation & amortization, deferred income taxes and stock-based compensation; (ii) the timing of collections for accounts receivable in the current and prior year quarters at our Texas portal, including the vehicle inspection service, and in our Montana portal, among others; and (iii) partially offset by the timing of payments in the current and prior year quarters to our government partners in Montana, Alabama and Colorado, among others.

Investing Activities
Net cash used in investing activities was approximately $2.0 million in the current quarter compared to $1.0 million in the prior year quarter. Investing activities in the current and prior year quarters primarily reflect $1.5 million and $0.7 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment. Furthermore, in the current and prior year quarters we capitalized approximately $0.5 million and $0.3 million, respectively, of internal-use software development costs primarily related to the enhancement of centralized customer management, billing and payment processing systems that support our portal operations and accounting systems.
Financing Activities
Net cash provided by financing activities was approximately $1.3 million in both the current and prior year quarters. Financing activities in both the current and prior year quarters primarily reflect the receipt of approximately $1.1 million in proceeds from our employee stock purchase program and tax deductions of approximately $0.2 million related to stock-based compensation.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $121.0 million at March 31, 2016, from $106.6 million at December 31, 2015. The increase in our working capital was primarily due to cash generated from operating activities and the timing of payments to our government partners. Our current ratio, defined as current assets divided by current liabilities, was 2.6 and 1.9 at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016, our cash balance was $105.8 million compared to $98.4 million at December 31, 2015. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments (if any) for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50.0 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.0 million in available capacity to issue additional letters of credit and $9.0 million of unused borrowing capacity at March 31, 2016 under the Credit Agreement. We were in compliance with all of the financial covenants under the Credit Agreement at March 31, 2016.

We issue letters of credit as collateral for certain office leases, and to a much lesser extent, as collateral for performance on one of our outsourced state portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. We had unused outstanding letters of credit totaling approximately $1.0 million at March 31, 2016. We are not currently required to cash collateralize these letters of credit.

At March 31, 2016, we were bound by performance bond commitments totaling approximately $6.6 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at March 31, 2016 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.6 million and would have been classified as restricted cash.

We currently expect our capital expenditures to range from $7.0 million to $8.0 million in fiscal 2016, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our outsourced portal businesses, including equipment upgrades and enhancements in our Texas portal, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment.

On November 2, 2015, our Board of Directors declared a $0.55 per share special cash dividend totaling approximately $36.5 million that was paid out of our available cash on January 4, 2016. We do not believe this dividend will have a significant effect on our future liquidity needs.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. As of March 31, 2016, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 23, 2016. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $4.1 million at March 31, 2016. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the first quarter of 2016, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 15, 2016	2,488	$18.74	N/A	N/A
January 16, 2016	217	18.74	N/A	N/A
January 30, 2016	6,070	19.79	N/A	N/A
February 5, 2016	42,399	17.44	N/A	N/A
February 21, 2016	15,034	17.87	N/A	N/A
February 23, 2016	19,860	17.38	N/A	N/A
February 24, 2016	18,199	17.84	N/A	N/A
February 25, 2016	10,371	17.87	N/A	N/A
Total	114,638	18.21	N/A	N/A

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2016, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: May 3, 2016	/s/ Stephen M. Kovzan
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

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2016, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).