Form 10-Q
period 2016-06-30
NIC INC
filed 2016-08-04
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 16, 2016, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 65,976,148.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$128,102	$98,388
Cash restricted for payment of dividend	-	36,456
Trade accounts receivable, net	77,444	80,362
Prepaid expenses & other current assets	14,752	12,584
Total current assets	220,298	227,790
Property and equipment, net	9,336	9,333
Intangible assets, net	2,779	2,267
Deferred income taxes, net	1,370	1,421
Other assets	452	426
Total assets	$234,235	$241,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,732	$61,133
Accrued expenses	19,498	20,986
Dividend payable	-	36,456
Other current liabilities	2,766	2,597
Total current liabilities	84,996	121,172

Other long-term liabilities	5,005	4,259
Total liabilities	90,001	125,431

Commitments and contingencies (Notes 1 and 2)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
65,976 and 65,637 shares issued and outstanding	7	7
Additional paid-in capital	103,375	100,929
Retained earnings	40,852	14,870
Total stockholders' equity	144,234	115,806
Total liabilities and stockholders' equity	$234,235	$241,237

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended		Six months ended
	June 30,		June 30,
Revenues:	2016	2015	2016	2015
Portal revenues	$75,513	$71,030	$148,710	$136,944
Software & services revenues	5,297	4,782	10,490	9,227
Total revenues	80,810	75,812	159,200	146,171
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	46,123	42,815	89,738	84,309
Cost of software & services revenues, exclusive of depreciation & amortization	1,445	1,321	2,858	2,611
Selling & administrative	11,165	10,818	22,507	21,356
Depreciation & amortization	1,736	2,304	3,400	4,596
Total operating expenses	60,469	57,258	118,503	112,872
Operating income before income taxes	20,341	18,554	40,697	33,299
Income tax provision	7,280	7,251	14,742	13,055
Net income	$13,061	$11,303	$25,955	$20,244

Basic net income per share (Note 1)	$0.20	$0.17	$0.39	$0.31
Diluted net income per share (Note 1)	$0.20	$0.17	$0.39	$0.31

Weighted average shares outstanding:
Basic	65,953	65,588	65,846	65,488
Diluted	65,967	65,588	65,859	65,488

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2016	65,637	$7	$100,929	$14,870	$115,806
Net income	-	-	-	25,955	25,955
Restricted stock vestings	381	-	135	-	135
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	-	27	27
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(117)	-	(2,073)	-	(2,073)
Stock-based compensation	-	-	3,005	-	3,005
Tax deductions relating to stock-based compensation	-	-	427	-	427
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(162)	-	(162)
Issuance of common stock under employee stock purchase plan	75	-	1,114	-	1,114
Balance, June 30, 2016	65,976	$7	$103,375	$40,852	$144,234

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$25,955	$20,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	3,400	4,596
Stock-based compensation expense	3,005	3,796
Deferred income taxes	(2,239)	(2,755)
(Gain) loss on disposal of property and equipment	(4)	29
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable, net	2,918	(19,008)
Decrease in prepaid expenses & other current assets	122	1,862
(Increase) decrease in other assets	(26)	8
Increase in accounts payable	1,599	14,047
(Decrease) in accrued expenses	(3,588)	(1,993)
Increase (decrease) in other current liabilities	169	(633)
Increase in other long-term liabilities	746	615
Net cash provided by operating activities	32,057	20,808

Cash flows from investing activities:
Purchases of property and equipment	(2,748)	(2,204)
Proceeds from sale of property and equipment	6	-
Capitalized internal use software development costs	(1,142)	(539)
Net cash used in investing activities	(3,884)	(2,743)

Cash flows from financing activities:
Proceeds from employee common stock purchases	1,114	1,131
Tax deductions related to stock-based compensation	427	232
Net cash provided by financing activities	1,541	1,363

Net increase in cash	29,714	19,428
Cash, beginning of period	98,388	87,983
Cash, end of period	$128,102	$107,411

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$27	$130
Cash payments:
Income taxes paid	$13,941	$13,073
Cash dividends on common stock previously restricted for payment of dividend	$36,456	$-

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and digital government services, other than outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation and benefits (including stock-based compensation), fees required to process credit/debit card and automated clearinghouse transactions, subcontractor labor costs, telecommunications, provision for losses on accounts receivable, gains and losses on disposal of assets and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consists of all direct project costs to provide software development and digital government services such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, gains and losses on disposal of assets and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative expenses consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all non-customer service related costs from the Company’s software & services businesses, including compensation and benefits, information systems and office rent. Selling & administrative expenses also consist of management incentive compensation, including stock-based compensation, and corporate-level expenses for market development, public relations and gains and losses on disposal of assets.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.6 million and 0.7 million, respectively, at June 30, 2016 and 2015. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income	$13,061	$11,303	$25,955	$20,244
Less: Income allocated to participating securities	(114)	(104)	(234)	(190)
Net income available to common stockholders	$12,947	$11,199	$25,721	$20,054
Denominator:
Weighted average shares - basic	65,953	65,588	65,846	65,488
Performance-based restricted stock awards	14	-	13	-
Weighted average shares - diluted	65,967	65,588	65,859	65,488

Basic net income per share:
Net income	$0.20	$0.17	$0.39	$0.31

Diluted net income per share:
Net income	$0.20	$0.17	$0.39	$0.31

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring the financial stability of those institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At June 30, 2016, the amount of cash covered by FDIC deposit insurance was approximately $8.5 million, and approximately $119.6 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, Compensation – Stock Compensation, which simplifies several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for the annual reporting period beginning January 1, 2017, including interim periods within that reporting period. Early application is permitted. The Company currently intends to adopt the new standard in the first quarter of 2017 and is currently evaluating the estimated impact it will have on the Company’s financial statements.

In February 2016, the FASB issued new authoritative literature, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance and operating leases will result in a lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, a lessee will recognize interest expense and amortization expense for the ROU asset, and for operating leases, the lessee will recognize total rent expense on a straight-line basis. The standard is effective for the annual reporting period beginning January 1, 2019, including interim periods within that reporting period. Early application is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently evaluating the new guidance and the estimated impact it will have on the Company’s financial statements.

In May 2014, the FASB issued new authoritative literature, Revenue from Contracts with Customers, as part of a joint effort by the FASB and the International Accounting Standards Board to enhance financial reporting by creating common revenue recognition guidance and thereby improve the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for the Company for its annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Entities are allowed to transition to the new standard by either recasting prior periods presented or recognizing the cumulative effect of the change in accounting principle in beginning stockholders’ equity. The Company is currently evaluating the new guidance, including which transition approach will be applied and the estimated impact it will have on the Company’s consolidated financial statements.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 18 contracts under which the Company provides outsourced portal services, software development and digital government services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 65% of the Company’s total consolidated revenues for each of the three- and six-month periods ended June 30, 2016. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee in order to continue to use the Company’s software in its portal. In addition, the loss of one or more of the Company’s larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce the Company’s revenues and profitability. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contracts with the states Iowa and Delaware and the Virginia Department of Game and Inland Fisheries (“DGIF”).

Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At June 30, 2016, the Company was bound by performance bond commitments totaling approximately $6.3 million on certain outsourced portal contracts. The Company has never had any defaults resulting in draws on performance bonds.

The following is a summary of the portals in each state through which the Company provides enterprise-wide outsourced portal services to multiple government agencies:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Louisiana Interactive, LLC	www.la.gov (Louisiana)	2015	1/28/2020
Connecticut Interactive, LLC	www.ct.gov (Connecticut)	2014	1/9/2017 (1/9/2020)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2017 (8/10/2019)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2017 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	5/1/2020 (5/1/2022)
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2018
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2021 (6/30/2024)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2019
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2018
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	3/1/2017
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	7/1/2017 (7/1/2019)
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	3/31/2017 (3/31/2020)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2017 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	3/31/2017
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2019 (3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2017
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2019
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2018
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Iowa Interactive, LLC	www.Iowa.gov (Iowa)	1997	6/30/2016 – in transition period
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/31/2017 (7/31/2018)
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	4/1/2019 (4/1/2021)
Kansas Information Consortium, LLC	www.Kansas.gov (Kansas)	1992	12/31/2022 (annual 1-year renewal options)

During the first quarter of 2016, the Company executed a one-year contract extension with the state of Alabama.

During the second quarter of 2016, the Company executed one-year contract extensions with the states of Kansas and Oklahoma. The Company also executed a three-year contract extension with the state of Vermont.

As previously disclosed, during the third quarter of 2014, the Company’s subsidiary, Louisiana Interactive, LLC signed a master contract with the state of Louisiana Division of Administration, Office of Technology Services (“Louisiana Division”) to provide certain digital government services for a pilot period commencing during the first quarter of 2015. During the second quarter of 2016, the pilot period was completed successfully and the Louisiana Division exercised its option pursuant to the master contract to receive enterprise-wide digital government services from Louisiana Interactive, LLC as the state of Louisiana’s official government portal provider commencing July 1, 2016.

During the third quarter of 2016, the Company signed a new five-year contract with the state of West Virginia, which includes three one-year renewal options. The Company also executed a one-year contract extension with the state of Indiana, which includes one one-year renewal option. In addition, the Company signed a new two-year contract with the commonwealth of Kentucky.

Other outsourced state contracts

The Company’s subsidiary, New Mexico Interactive, LLC, has a contract to manage digital government services for the New Mexico Motor Vehicle Division and its parent, the New Mexico Taxation and Revenue Department. During the second quarter of 2016, the Company executed a one-year contract extension. The current contract runs through June 30, 2017 and includes one one-year renewal option.

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

Expiring contracts

As of June 30, 2016, there were 10 contracts under which the Company provides outsourced portal services, software development and digital government services that have expiration dates within the 12-month period following June 30, 2016. Collectively, revenues generated from these contracts represented 24% of the Company’s total consolidated revenues for each of the three- and six-month periods ended June 30, 2016. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which the Company’s subsidiary, Iowa Interactive, LLC (“II”), managed the state of Iowa’s official government portal expired on June 30, 2016. II currently expects to continue to provide transition services as required by the contract through August 31, 2016. Revenues from the Iowa portal contract for the three- and six-month periods ended June 30, 2016, were approximately $0.5 million and $0.9 million, respectively, and were approximately $0.4 million and $0.9 million, respectively, for the three- and six-month periods ended June 30, 2015.

VI has completed transition services for the DGIF contract that expires on August 31, 2016.

The Company does not believe that, on a collective basis, the expiration of its contracts with the state of Iowa and DGIF will have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

As previously disclosed, the contract under which the Company’s subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. The expiration of the Company’s contract with the state of Delaware did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition. Revenues from the Delaware portal contract for the six-month period ended June 30, 2015, were approximately $0.6 million.

3. STOCK BASED COMPENSATION

During the three- and six-month periods ended June 30, 2016, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 3,330 shares and 267,226 shares, respectively, with a grant-date fair value totaling approximately $0.1 million and $4.7 million, respectively. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, during the three-month period ended June 30, 2016, non-employee directors of the Company were granted service-based restricted stock awards totaling 37,400 shares with a grant-date fair value totaling approximately $0.7 million. Such restricted stock awards vest one year from the date of grant. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures, which are updated to actual as vesting or forfeitures occur.

During the first quarter of 2016, the Committee also granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 138,191 shares with a grant-date fair value totaling approximately $2.4 million, which represents the maximum number of shares the executive officers can earn at the end of a three-year performance period ending December 31, 2018.

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of portal revenues, exclusive of depreciation & amortization	$327	$365	$782	$769
Cost of software & services revenues, exclusive of depreciation & amortization	15	11	32	22
Selling & administrative	1,041	1,261	2,191	3,005
Stock-based compensation expense before income taxes	1,383	1,637	3,005	3,796
Income tax benefit	(495)	(640)	(1,089)	(1,488)
Net stock-based compensation expense	$888	$997	$1,916	$2,308

4. INCOME TAXES

The Company’s effective tax rate was approximately 36% for each of the three- and six-month periods ended June 30, 2016 compared to 39% for each of the three- and six-month periods ended June 30, 2015. The Company’s effective tax rate in the current year periods was lower mainly due to a favorable benefit related to the federal research and development credit and an adjustment to certain deferred tax liabilities related to a previous acquisition of a business. In the prior year periods, legislation extending the research and development credit beyond December 31, 2014 had not been enacted. On December 18, 2015, the Protecting Americans from Tax Hikes Act was signed into law, which included a provision making the federal research and development credit permanent.

5. REPORTABLE SEGMENT AND RELATED INFORMATION

The Outsourced Portals segment is the Company’s only reportable segment and generally includes the Company’s subsidiaries operating outsourced state and local government portals. The Other Software & Services category primarily includes the Company’s subsidiaries that provide software development and digital government services, other than outsourced portal services, to state and local governments as well as federal agencies. Each of the Company’s businesses within the Other Software & Services category is an operating segment and has been grouped together to form the Other Software & Services category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. Beginning in the fourth quarter of 2015, certain corporate divisions that support the Company’s portal businesses, which were previously reported in the Outsourced Portals segment, are now reported with all other corporate divisions as unallocated corporate-level expenses and reported in the reconciliation of the segment totals to the related consolidated totals as “Other Reconciling Items.” The new presentation is consistent with the manner by which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. The prior periods presented have been recast to conform to the current segment reporting. These changes had no impact on total consolidated revenues, total operating expenses or total operating income before income taxes. There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all reportable and operating segments.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three-month period ended June 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2016
Revenues	$75,513	$5,297	$-	$80,810
Costs & expenses	46,123	1,445	11,165	58,733
Depreciation & amortization	856	18	862	1,736
Operating income (loss) before income taxes	$28,534	$3,834	$(12,027)	$20,341

2015
Revenues	$71,030	$4,782	$-	$75,812
Costs & expenses	42,815	1,321	10,818	54,954
Depreciation & amortization	1,305	9	990	2,304
Operating income (loss) before income taxes	$26,910	$3,452	$(11,808)	$18,554

The table below reflects summarized financial information for the Company’s reportable and operating segments for the six-month period ended June 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2016
Revenues	$148,710	$10,490	$-	$159,200
Costs & expenses	89,738	2,858	22,507	115,103
Depreciation & amortization	1,706	31	1,663	3,400
Operating income (loss) before income taxes	$57,266	$7,601	$(24,170)	$40,697

2015
Revenues	$136,944	$9,227	$-	$146,171
Costs & expenses	84,309	2,611	21,356	108,276
Depreciation & amortization	2,580	19	1,997	4,596
Operating income (loss) before income taxes	$50,055	$6,597	$(23,353)	$33,299

For the three- and six-month periods ended June 30, 2016, the Company’s Texas portal contract accounted for approximately 19% and 20%, respectively, of the Company’s total consolidated revenues and 21% in each of the corresponding prior year periods. No other state portal contract accounted for more than 10% of the Company’s total consolidated revenues.

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

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, our success in renewing existing contracts and in signing contracts with new states, federal and state government agencies; our ability to successfully increase the adoption and use of digital government services; the possibility of security breaches or disruptions through cyber attacks or other events and any resulting liability; our ability to implement new contracts and any related technology enhancements in a timely and cost-effective manner; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; continued favorable government legislation; acceptance of digital government services by businesses and citizens; competition; general economic conditions; and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2015 Annual Report on Form 10-K filed on February 23, 2016 with the SEC. Investors should read all of these discussions of risks carefully.

All forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as may be required by applicable law, we do not undertake to update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

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

Any renewal of these contracts beyond the initial term by the government is optional, and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 18 contracts under which we provide outsourced portal services, software development and digital government services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented 65% of our total consolidated revenues for both the current quarter and year-to-date periods. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay us a fee in order to continue to use our software in its portal. In addition, the loss of one or more of our larger state portal partners, such as Alabama, Arkansas, Colorado, Indiana, Kentucky, New Jersey, Pennsylvania, South Carolina, Tennessee, Texas, or Utah, as a result of the expiration, termination or failure to renew the respective contract, if such partner is not replaced, could significantly reduce our revenues and profitability. See the discussion below regarding the expiration of our contracts with the states of Iowa and Delaware and the Virginia Department of Game and Inland Fisheries (“DGIF”).

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

As of June 30, 2016, there were 10 contracts under which we provide outsourced portal services, software development and digital government services that have expiration dates within the 12-month period following June 30, 2016. Collectively, revenues generated from these contracts represented 24% of our total consolidated revenues for the current quarter and year-to-date periods. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and we would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which our subsidiary, Iowa Interactive, LLC (“II”), managed the state of Iowa’s official government portal expired on June 30, 2016. II currently expects to continue to provide transition services as required by the contract through August 31, 2016. Revenues from the Iowa portal contract for the current quarter and year-to-date periods ended June 30, 2016, were approximately $0.5 million and $0.9 million, respectively, and were approximately $0.4 million and $0.9 million, respectively, for the corresponding prior year periods ended June 30, 2015.

The Company’s subsidiary, Virginia Interactive, LLC has completed transition services for the DGIF contract that expires on August 31, 2016.

We do not believe that, on a collective basis, the expiration of our contracts with the state of Iowa and DGIF will have a material impact on our consolidated results of operations, cash flows or financial condition.

As previously disclosed, the contract under which our subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. The expiration of our contract with the state of Delaware did not have a material impact on our consolidated results of operations, cash flows or financial condition. Revenues from the Delaware portal contract for the prior year-to-date period ended June 30, 2015, were approximately $0.6 million.

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

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and six-month periods ended June 30, 2016 and 2015. This discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Form 10-Q.

Due to the expiration of our contract with the state of Delaware on March 31, 2015, the operating results from our Delaware portal in the prior year periods have been removed from the same state category. Furthermore, the operating results for the Louisiana portal pilot have been excluded from the same state category because it had not generated revenues for two full comparable periods.

	Three months ended		Six months ended
	June 30,		June 30,
Key Financial Metrics	2016	2015	2016	2015
Revenue growth - outsourced portals	6%	6%	9%	7%
Same state revenue growth - outsourced portals	6%	7%	9%	7%
Recurring portal revenue as a % of total portal revenues	96%	95%	96%	96%
Gross profit % - outsourced portals	39%	40%	40%	38%
Revenue growth - software & services	11%	10%	14%	12%
Gross profit % - software & services	73%	72%	73%	72%
Selling & administrative expenses as a % of total revenues	14%	14%	14%	15%
Operating income margin % (operating income as a % of total revenues)	25%	24%	26%	23%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended June 30,			Six months ended June 30,
Portal Revenue Analysis	2016	% Change	2015	2016	% Change	2015
IGS transaction-based	$45,276	11%	$40,635	$87,209	14%	$76,782
DHR transaction-based	25,830	1%	25,643	52,956	3%	51,295
Portal software development	3,132	(10%)	3,477	5,995	4%	5,772
Portal management	1,275	-	1,275	2,550	(18%)	3,095
Total	$75,513	6%	$71,030	$148,710	9%	$136,944

 Portal revenues in the current quarter increased 6%, or approximately $4.5 million, over the prior year quarter mainly due to a 6%, or approximately $4.2 million, increase in same state portal revenues (portals in operation and generating comparable revenues for two full periods). Revenues from the Louisiana portal pilot totaled approximately $0.3 million in the current quarter. See Note 2 to the Unaudited Consolidated Financial Statements for additional discussion of the Louisiana master contract.

The increase in same state portal revenues over the prior year quarter is primarily attributable to higher revenues from our Maryland, Wisconsin and Colorado portals, among others. Same state IGS transaction-based revenues increased 11% in the current quarter due to higher revenues from several key services, including hunting and fishing licensing in Wisconsin, motor vehicle registrations in Maryland and Colorado and business registration filings in Maryland. Same state IGS transaction-based revenues were negatively impacted in the current quarter by a decline in revenues from our Texas portal totaling approximately $1.0 million due to a previously disclosed change in legislation that affected the timing of revenues from vehicle inspections. Same state DHR transaction-based revenues grew 1% in the current quarter compared to 3% in the prior year quarter. The decrease in same state DHR transaction-based revenue growth in the current quarter was mainly due to lower transaction volumes in certain state portals and the anniversary of a new DHR monitoring service in one state portal, which launched in the second quarter of 2015. Our same state portal software development and services revenues decreased 10% in the current quarter due to lower project-based revenues from our Colorado and Tennessee portals, among others. Our same state portal software development and services revenues increased 6% in the prior year quarter due to higher project-based revenues from our Wisconsin, Indiana and Colorado portals, among others.

Portal revenues in the current year-to-date period increased 9%, or approximately $11.8 million, over the prior year-to-date period, mainly due to a 9%, or $11.9 million, increase in same state portal revenues. Revenues from the Louisiana portal pilot totaled approximately $0.5 million in the current year-to-date period, and were offset by a $0.6 million decrease in revenues from our legacy Delaware portal contract, which expired on March 31, 2015.

The increase in same state portal revenues in the current year-to-date period over the prior year-to-date period was mainly due to higher revenues from our Wisconsin, Maryland and Colorado portals, among others. Same state IGS transaction-based revenues increased 13% in the current year-to-date period due to higher revenues from several key services, including motor vehicle registrations in Colorado and Maryland, business tax and registration filings in Maryland, and hunting and fishing licensing in Wisconsin. Same state IGS transaction-based revenues were negatively impacted in the current year-to-date period by a decline in revenues from our Texas portal totaling approximately $0.7 million due to a previously disclosed change in legislation that affected the timing of revenues from vehicle inspections. Same state DHR transaction-based revenues grew 3% in both the current and prior year-to-date periods. Same state portal software development and services revenues increased 4% in the current year-to-date period mainly due to higher project-based revenues from our Wisconsin and Indiana portals. Our same state portal software development and services revenues decreased 8% in the prior year-to-date period mainly due to lower project-based revenues from our Texas and Arkansas portals, among others.

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

	Three months ended June 30,			Six months ended June 30,
Cost of Portal Revenue Analysis	2016	% Change	2015	2016	% Change	2015
Fixed costs	$27,615	3%	$26,872	$54,606	1%	$54,050
Variable costs	18,508	16%	15,943	35,132	16%	30,259
Total	$46,123	8%	$42,815	$89,738	6%	$84,309

Cost of portal revenues in the current quarter increased 8%, or approximately $3.3 million, over the prior year quarter due mainly to an increase in same state cost of portal revenues ($3.1 million) and start-up costs from the Louisiana portal pilot ($0.2 million).

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

Our portal gross profit percentage was 39% in the current quarter, down from 40% in the prior year quarter, due mainly to a decrease in portal gross profits in the current quarter from our Texas portal, as further discussed above. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our portal operations (which we believe also benefits our stockholders).

Cost of portal revenues in the current year-to-date period increased 6%, or approximately $5.4 million, over the prior year-to-date period due mainly to an increase in same state cost of portal revenues ($5.5 million) and start-up costs from the Louisiana portal pilot ($0.3 million). These increases were partially offset by a decrease ($0.4 million) in cost of portal revenues resulting from the expiration of our legacy Delaware portal contract on March 31, 2015.

The increase in same state cost of portal revenues in the current year-to-date period was primarily attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above, and, to a lesser extent, higher employee compensation and benefit costs.

Our portal gross profit percentage was 40% in the current year-to-date period, up from 38% in the prior year-to-date period, due mainly to an increase in portal gross profits in the current year-to-date period from our Maryland, Colorado and Wisconsin portals driven by higher revenues, as further discussed above.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase from the prior year period.

	Three months ended June 30,			Six months ended June 30,
Software & Services Revenue Analysis	2016	% Change	2015	2016	% Change	2015
NIC Federal	$3,651	10%	$3,323	$7,205	14%	$6,305
Other	1,646	13%	1,459	3,285	12%	2,922
Total	$5,297	11%	$4,782	$10,490	14%	$9,227

Software & services revenues in the current quarter and year-to-date periods increased 11% and 14%, or approximately $0.5 million and $1.3 million, respectively, over the corresponding prior periods. The increase was primarily due to higher revenues in the current quarter and year-to-date periods from our contract with the FMCSA ($0.3 million and $0.8 million, respectively) as a result of increased adoption of the PSP and higher revenues in the current quarter and year-to-date periods from various other software & services businesses, primarily payment processing ($0.2 million and $0.5 million, respectively).

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues in both the current quarter and year-to-date periods increased 9%, or approximately $0.1 million and $0.2 million, respectively, over the corresponding prior year periods due mainly to higher interchange fees incurred as a result of higher revenues in our payment processing businesses and higher employee compensation and benefit costs. Our software & services gross profit percentage was 73% in both the current quarter and year-to-date periods, up from 72% in the corresponding prior year periods, mainly due to higher revenues from the PSP and other payment processing services, as further discussed above.

SELLING & ADMINISTRATIVE. As a percentage of total consolidated revenues, selling & administrative expenses were 14% in both the current quarter and year-to-date periods, compared to 14% and 15%, respectively, in the corresponding prior year periods. Selling & administrative expenses in the current quarter and year-to-date periods increased 3% and 5%, or approximately $0.3 million and $1.1 million, respectively, over the corresponding prior year periods mainly due to higher personnel, software maintenance and other costs to support and enhance corporate-wide information technology, security and portal operations.

DEPRECIATION & AMORTIZATION. As a percentage of total consolidated revenues, depreciation & amortization expense was 2% in both the current quarter and year-to-date periods compared to 3% in both the corresponding prior year periods. Depreciation and amortization expense in the current quarter and year-to-date periods decreased 25% and 26%, or approximately $0.6 million and $1.2 million, respectively, from the corresponding prior year periods mainly due to certain capital expenditures made in prior years for certain of our outsourced portal businesses and for our centralized hosting environment becoming fully depreciated.

INCOME TAXES. Our effective tax rate was approximately 36% in both the current quarter and year-to-date periods compared to approximately 39% in both the corresponding prior year periods. The Company’s effective tax rate in the current quarter and year-to-date period was lower than the prior year periods mainly due to a favorable benefit related to the federal research and development credit and an adjustment to certain deferred tax liabilities related to a previous acquisition of a business. In the prior year periods, legislation extending the research and development credit beyond December 31, 2014 had not been enacted. On December 18, 2015, the Protecting Americans from Tax Hikes Act was signed into law, which included a provision making the federal research and development credit permanent.

Liquidity and Capital Resources

Operating activities

Net cash provided by operating activities was $32.1 million in the current year-to-date period compared to $20.8 million in the prior year-to-date period. The increase in net cash provided by operating activities in the current year-to-date period was mainly the result of (i) an increase in net income, excluding non-cash charges for depreciation & amortization, deferred income taxes and stock-based compensation, and (ii) the timing of collections for accounts receivable in the current and prior year periods at our Texas portal, including the vehicle inspection service, and in our Colorado and Montana portals, among others; partially offset by the timing of payments in the current and prior year periods to our government partners in Colorado, Montana and Alabama, among others.

Investing activities

Net cash used in investing activities was approximately $3.9 million in the current year-to-date period compared to $2.7 million in the prior year-to-date period. Investing activities in the current and prior year-to-date periods primarily reflect $2.7 million and $2.2 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment. Furthermore, in the current and prior year-to-date periods we capitalized approximately $1.2 million and $0.5 million, respectively, of internal-use software development costs primarily related to the enhancement of centralized customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing activities

Net cash provided by financing activities was approximately $1.5 million and $1.4 million in the current and prior year-to-date periods, respectively. Financing activities in both the current and prior year-to-date periods primarily reflect the receipt of approximately $1.1 million in proceeds from our employee stock purchase program in both periods and tax deductions of approximately $0.4 million and $0.3 million in the current and prior year-to-date periods, respectively, related to stock-based compensation.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $135.3 million at June 30, 2016, from $106.6 million at December 31, 2015. The increase in our working capital was primarily due to cash generated from operating activities and the timing of payments to our government partners. Our current ratio, defined as current assets divided by current liabilities, was 2.6 and 1.9 at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, our cash balance was $128.1 million compared to $98.4 million at December 31, 2015. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements, current growth initiatives, and dividend payments (if any) for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50.0 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.0 million in available capacity to issue additional letters of credit and $9.0 million of unused borrowing capacity at June 30, 2016 under the Credit Agreement. We were in compliance with all of the financial covenants under the Credit Agreement at June 30, 2016.

We issue letters of credit as collateral for certain office leases, and to a much lesser extent, as collateral for performance on one of our outsourced state portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. We had unused outstanding letters of credit totaling approximately $1.0 million at June 30, 2016. We are not currently required to cash collateralize these letters of credit.

At June 30, 2016, we were bound by performance bond commitments totaling approximately $6.3 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at June 30, 2016 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.3 million and would have been classified as restricted cash.

We currently expect our capital expenditures to range from $6.0 million to $7.0 million in fiscal 2016, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our outsourced portal businesses, including equipment upgrades and enhancements in our Texas portal, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment.

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

Off-balance sheet arrangements and contractual obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. As of June 30, 2016, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 23, 2016. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $4.4 million at June 30, 2016. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the second quarter of 2016, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2016	618	$17.71	N/A	N/A
May 5, 2016	851	18.71	N/A	N/A
May 6, 2016	585	18.69	N/A	N/A
May 7, 2016	55	18.69	N/A	N/A
Total	2,109	18.41	N/A	N/A

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2016, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: August 4, 2016	/s/ Stephen M. Kovzan
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

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2016, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).