Form 10-Q
period 2016-09-30
NIC INC
filed 2016-11-03
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 19, 2016, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 65,979,813.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$151,430	$98,388
Cash restricted for payment of dividend	-	36,456
Trade accounts receivable, net	82,022	80,362
Prepaid expenses & other current assets	14,450	12,584
Total current assets	247,902	227,790
Property and equipment, net	9,063	9,333
Intangible assets, net	3,139	2,267
Deferred income taxes, net	1,804	1,421
Other assets	457	426
Total assets	$262,365	$241,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,325	$61,133
Accrued expenses	20,623	20,986
Dividend payable	-	36,456
Other current liabilities	2,752	2,597
Total current liabilities	94,700	121,172

Other long-term liabilities (Note 4)	5,823	4,259
Total liabilities	100,523	125,431

Commitments and contingencies (Notes 1 and 2)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
65,979 and 65,637 shares issued and outstanding	7	7
Additional paid-in capital	104,748	100,929
Retained earnings	57,087	14,870
Total stockholders' equity	161,842	115,806
Total liabilities and stockholders' equity	$262,365	$241,237

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended		Nine months ended
	September 30,		September 30,
Revenues:	2016	2015	2016	2015
Portal revenues	$74,997	$70,123	$223,707	$207,067
Software & services revenues	5,376	4,924	15,866	14,151
Total revenues	80,373	75,047	239,573	221,218
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	45,140	41,058	134,878	125,367
Cost of software & services revenues, exclusive of depreciation & amortization	1,495	1,365	4,353	3,976
Selling & administrative	11,676	10,577	34,183	31,933
Depreciation & amortization	1,674	2,116	5,074	6,712
Total operating expenses	59,985	55,116	178,488	167,988
Operating income before income taxes	20,388	19,931	61,085	53,230
Income tax provision (Note 4)	4,153	7,181	18,895	20,236
Net income	$16,235	$12,750	$42,190	$32,994

Basic net income per share (Note 1)	$0.24	$0.19	$0.63	$0.50
Diluted net income per share (Note 1)	$0.24	$0.19	$0.63	$0.50

Weighted average shares outstanding:
Basic	65,978	65,618	65,890	65,532
Diluted	66,005	65,637	65,915	65,549

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2016	65,637	$7	$100,929	$14,870	$115,806
Net income	-	-	-	42,190	42,190
Restricted stock vestings	385	-	135	-	135
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	-	27	27
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(118)	-	(2,105)	-	(2,105)
Stock-based compensation	-	-	4,402	-	4,402
Tax deductions relating to stock-based compensation	-	-	435	-	435
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(162)	-	(162)
Issuance of common stock under employee stock purchase plan	75	-	1,114	-	1,114
Balance, September 30, 2016	65,979	$7	$104,748	$57,087	$161,842

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$42,190	$32,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	5,074	6,712
Stock-based compensation expense	4,402	5,385
Deferred income taxes	(2,702)	(3,708)
Loss on disposal of property and equipment	7	26
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(1,660)	(21,153)
Decrease in prepaid expenses & other current assets	453	3,673
(Increase) decrease in other assets	(31)	13
Increase in accounts payable	10,192	13,833
(Decrease) in accrued expenses	(2,468)	(847)
Increase (decrease) in other current liabilities	155	(432)
Increase in other long-term liabilities	1,564	475
Net cash provided by operating activities	57,176	36,971

Cash flows from investing activities:
Purchases of property and equipment	(3,927)	(3,257)
Proceeds from sale of property and equipment	6	3
Capitalized internal use software development costs	(1,762)	(624)
Net cash used in investing activities	(5,683)	(3,878)

Cash flows from financing activities:
Proceeds from employee common stock purchases	1,114	1,131
Tax deductions related to stock-based compensation	435	236
Net cash provided by financing activities	1,549	1,367

Net increase in cash	53,042	34,460
Cash, beginning of period	98,388	87,983
Cash, end of period	$151,430	$122,443

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$-	$86
Cash payments:
Income taxes paid	$17,268	$19,509
Cash dividends on common stock previously restricted for payment of dividend	$36,456	$-

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. The results of operations for the three- and nine-month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.6 million and 0.7 million, respectively, at September 30, 2016 and 2015. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income	$16,235	$12,750	$42,190	$32,994
Less: Income allocated to participating securities	(141)	(117)	(376)	(307)
Net income available to common stockholders	$16,094	$12,633	$41,814	$32,687
Denominator:
Weighted average shares - basic	65,978	65,618	65,890	65,532
Performance-based restricted stock awards	27	19	25	17
Weighted average shares - diluted	66,005	65,637	65,915	65,549

Basic net income per share:
Net income	$0.24	$0.19	$0.63	$0.50

Diluted net income per share:
Net income	$0.24	$0.19	$0.63	$0.50

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring the financial stability of those institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At September 30, 2016, the amount of cash covered by FDIC deposit insurance was approximately $8.4 million, and approximately $143.0 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Recent accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for the annual reporting period beginning January 1, 2017, including interim periods within that reporting period. Early application is permitted. The Company currently intends to adopt the new standard in the first quarter of 2017 and does not believe it will have a significant impact on the Company’s financial statements.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 18 contracts under which the Company provides outsourced portal services, software development and digital government services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 64% and 65%, respectively, of the Company’s total consolidated revenues for the three- and nine-month periods ended September 30, 2016. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee in order to continue to use the Company’s software in its portal. See the discussion below under “Expiring Contracts” regarding the expiration of the Company’s contracts with the states of Tennessee, Iowa and Delaware.

Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At September 30, 2016, the Company was bound by performance bond commitments totaling approximately $6.3 million on certain outsourced portal contracts. The Company has never had any defaults resulting in draws on performance bonds.

The following is a summary of the portals in each state through which the Company provides enterprise-wide outsourced portal services to multiple government agencies:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Louisiana Interactive, LLC	www.louisiana.gov (Louisiana)	2015	1/28/2020
Connecticut Interactive, LLC	www.ct.gov (Connecticut)	2014	1/9/2017 (1/9/2020)
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2018 (8/10/2019)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2017 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	5/1/2020 (5/1/2022)
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2018
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2021 (6/30/2024)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2019
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2018
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	3/1/2017
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	7/1/2017 (7/1/2019)
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	3/31/2017 (3/31/2020)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2017 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	3/31/2017
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2019 (3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2017
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2019
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2018
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/31/2017 (7/31/2018)
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	4/1/2019 (4/1/2021)
Kansas Information Consortium, LLC	www.Kansas.gov (Kansas)	1992	12/31/2022 (annual 1-year renewal options)

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

During the third quarter of 2016, the Company signed a new five-year contract with the state of West Virginia, which includes three one-year renewal options. The Company also executed a one-year contract extension with the state of Indiana, which includes one one-year renewal option. In addition, the Company signed a new two-year contract with the commonwealth of Kentucky and executed a one-year contract extension with the state of Maryland.

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

During the third quarter of 2016, the Company’s subsidiary, Virginia Interactive, LLC (“VI”) extended its contract with Stafford County of the Commonwealth of Virginia through October 1, 2017. VI’s contract includes an agreement with the Office of the Executive Secretary of the Supreme Court of Virginia to provide digital government services through August 31, 2017. The agreement includes six one-year renewal options.

Outsourced federal contracts

The Company’s subsidiary NIC Federal, LLC (“NIC Federal”) has a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the Company’s transaction-based business model. During the third quarter of 2016, the FMCSA exercised the first of its two one-year renewal options, extending the current contract through August 31, 2017, with one remaining one-year renewal option.

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

Expiring contracts

As of September 30, 2016, there were 10 contracts under which the Company provides outsourced portal services, software development and digital government services that have expiration dates within the 12-month period following September 30, 2016. Collectively, revenues generated from these contracts represented approximately 23% and 24%, respectively, of the Company’s total consolidated revenues for the three- and nine-month periods ended September 30, 2016. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which the Company’s subsidiary, NICUSA Inc. (“NICUSA”), manages the state of Tennessee’s official government portal expires on March 31, 2017. The state recently informed NICUSA it will let its contract with NICUSA expire and intends to transition services in-house. As a result, NICUSA has begun providing transition services as required by the contract, and may do so for a period of time following contract expiration to the extent requested by agencies of the state. For the three- and nine-month periods ended September 30, 2016, revenues from the Tennessee portal contract were approximately $1.7 million and $5.9 million, respectively, compared to $2.2 million and $7.2 million, respectively, for the three- and nine-month periods ended September 30, 2015.

The contract under which the Company’s subsidiary, Iowa Interactive, LLC (“II”), managed the state of Iowa’s official government portal expired on June 30, 2016. II currently expects to continue to provide transition services as required by the contract through November 30, 2016. Revenues from the Iowa portal contract for the three- and nine-month periods ended September 30, 2016, were approximately $0.5 million and $1.4 million, respectively, and were approximately $0.4 million and $1.4 million, respectively, for the three- and nine-month periods ended September 30, 2015.

The Company does not believe that the expiration of its contracts with the states of Tennessee and Iowa will have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

As previously disclosed, the contract under which the Company’s subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. The expiration of the Company’s contract with the state of Delaware did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition. Revenues from the Delaware portal contract for the nine-month period ended September 30, 2015, were approximately $0.6 million.

3. STOCK BASED COMPENSATION

During the three- and nine-month periods ended September 30, 2016, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 4,072 shares and 271,298 shares, respectively, with a grant-date fair value totaling approximately $0.1 million and $4.8 million, respectively. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, during the second quarter of 2016, non-employee directors of the Company were granted service-based restricted stock awards totaling 37,400 shares with a grant-date fair value totaling approximately $0.7 million. Such restricted stock awards vest one year from the date of grant. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures, which is updated as vesting or forfeitures occur.

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

Stock-based compensation cost for performance-based restricted stock awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, and is recognized as expense over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures, which is updated as vesting or forfeitures occur.

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of portal revenues, exclusive of depreciation & amortization	$320	$317	$1,102	$1,086
Cost of software & services revenues, exclusive of depreciation & amortization	15	32	47	54
Selling & administrative	1,062	1,240	3,253	4,245
Stock-based compensation expense before income taxes	1,397	1,589	4,402	5,385
Income tax benefit	(285)	(573)	(1,362)	(2,047)
Net stock-based compensation expense	$1,112	$1,016	$3,040	$3,338

4. INCOME TAXES

The Company’s effective tax rate was approximately 20% and 31%, respectively, for the three- and nine-month periods ended September 30, 2016 compared to approximately 36% and 38%, respectively, for the corresponding prior year periods. The Company’s effective tax rate in the current year periods was lower mainly due to favorable benefits related to the domestic production activities deduction, the federal research and development credit, an adjustment to certain deferred tax liabilities related to a previous acquisition of a business and other adjustments related to the filing of the Company’s 2015 federal tax return during the third quarter of 2016.

During the third quarter of 2016, the Company completed its study of qualifying activities for the domestic production activities deduction and began recognizing tax benefits for the deduction. In the current quarter, the Company recognized tax benefits, included in its income tax provision, of approximately $1.4 million for the 2015 tax year and approximately $1.0 million for the first nine months of the 2016 tax year related to the estimated domestic production activities deduction.

In the prior year periods, legislation extending the federal research and development credit beyond December 31, 2014 had not been enacted. On December 18, 2015, the Protecting Americans from Tax Hikes Act was signed into law, which included a provision making the federal research and development credit permanent.

The Company’s reserve for unrecognized income tax benefits, including interest and penalties, included in other long-term liabilities in the unaudited consolidated balance sheet at September 30, 2016 and the consolidated balance sheet at December 31, 2015 were approximately $5.2 million and $3.7 million, respectively. The increase was mainly due to a reserve for unrecognized income tax benefits related to the domestic production activities deduction that the Company began recognizing in the current quarter.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three-month period ended September 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2016
Revenues	$74,997	$5,376	$-	$80,373
Costs & expenses	45,140	1,495	11,676	58,311
Depreciation & amortization	792	23	859	1,674
Operating income (loss) before income taxes	$29,065	$3,858	$(12,535)	$20,388

2015
Revenues	$70,123	$4,924	$-	$75,047
Costs & expenses	41,058	1,365	10,577	53,000
Depreciation & amortization	1,174	15	927	2,116
Operating income (loss) before income taxes	$27,891	$3,544	$(11,504)	$19,931

The table below reflects summarized financial information for the Company’s reportable and operating segments for the nine-month period ended September 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2016
Revenues	$223,707	$15,866	$-	$239,573
Costs & expenses	134,878	4,353	34,183	173,414
Depreciation & amortization	2,498	55	2,521	5,074
Operating income (loss) before income taxes	$86,331	$11,458	$(36,704)	$61,085

2015
Revenues	$207,067	$14,151	$-	$221,218
Costs & expenses	125,367	3,976	31,933	161,276
Depreciation & amortization	3,754	33	2,925	6,712
Operating income (loss) before income taxes	$77,946	$10,142	$(34,858)	$53,230

For the three- and nine-month periods ended September 30, 2016, the Company’s Texas portal contract accounted for approximately 21% and 20%, respectively, of the Company’s total consolidated revenues and 21% in each of the corresponding prior year periods. No other state portal contract accounted for more than 10% of the Company’s total consolidated revenues.

6. SUBSEQUENT EVENT

Special Cash Dividend

On November 1, 2016, the Company’s Board of Directors declared a special cash dividend of $0.65 per share, payable to stockholders of record as of November 16, 2016. The dividend, which is expected to total approximately $43.3 million based on the current number of shares outstanding, will be paid on December 9, 2016, out of the Company’s available cash.

Dividend Policy

On November 1, 2016, the Company’s Board of Directors approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, regular quarterly cash dividends of $0.08 per share, beginning with the first declaration and payment in the first quarter of 2017. While the Company’s Board of Directors currently intends to authorize the payment of regular quarterly cash dividends on the Company’s common stock, the Board monitors and evaluates the Company’s dividend practice quarterly and may elect to increase, decrease or not pay a dividend at any time. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants associated with its line of credit.

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

Any renewal of these contracts beyond the initial term by the government is optional, and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 18 contracts under which we provide outsourced portal services, software development and digital government services can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 64% and 65%, respectively, of our total consolidated revenues for the current quarter and year-to-date periods. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay us a fee in order to continue to use our software in its portal. See the discussion below regarding the expiration of our contracts with the states of Tennessee, Iowa and Delaware.

Our subsidiary, NIC Federal, LLC (“NIC Federal”) has a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using our transaction-based business model. During the third quarter of 2016, the FMCSA exercised the first of its two one-year renewal options, extending the current contract through August 31, 2017, with one remaining one-year renewal option.

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

As of September 30, 2016, there were 10 contracts under which we provide outsourced portal services, software development and digital government services that have expiration dates within the 12-month period following September 30, 2016. Collectively, revenues generated from these contracts represented 23% and 24%, respectively, of our total consolidated revenues for the current quarter and year-to-date periods. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and we would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which our subsidiary, NICUSA Inc. (“NICUSA”), manages the state of Tennessee’s official government portal expires on March 31, 2017. The state recently informed us that it will let its contract with us expire and intends to transition services in-house. As a result, NICUSA has begun providing transition services as required by the contract, and may do so for a period of time following contract expiration to the extent requested by agencies of the state. Revenues from the Tennessee portal contract for the current quarter and year-to-date periods ended September 30, 2016, were approximately $1.7 million and $5.9 million, respectively, and were approximately $2.2 million and $7.2 million, respectively, for the corresponding prior year periods ended September 30, 2015.

The contract under which our subsidiary, Iowa Interactive, LLC (“II”), managed the state of Iowa’s official government portal expired on June 30, 2016. II currently expects to continue to provide transition services as required by the contract through November 30, 2016. Revenues from the Iowa portal contract for the current quarter and year-to-date periods ended September 30, 2016, were approximately $0.5 million and $1.4 million, respectively, and were approximately $0.4 million and $1.4 million, respectively, for the corresponding prior year periods ended September 30, 2015.

We do not believe that the expiration of our contracts with the states of Tennessee and Iowa will have a material impact on our consolidated results of operations, cash flows or financial condition.

As previously disclosed, the contract under which our subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. The expiration of our contract with the state of Delaware did not have a material impact on our consolidated results of operations, cash flows or financial condition. Revenues from the Delaware portal contract for the prior year-to-date period ended September 30, 2015, were approximately $0.6 million.

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

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and nine-month periods ended September 30, 2016 and 2015. This discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Form 10-Q.

Due to the expiration of our contract with the state of Delaware on March 31, 2015, the operating results from our Delaware portal have been removed from the same state category. Furthermore, the operating results for our new Louisiana portal have been excluded from the same state category because it had not generated revenues for two full comparable periods.

	Three months ended		Nine months ended
	September 30,		September 30,
Key Financial Metrics	2016	2015	2016	2015
Revenue growth - outsourced portals	7%	7%	8%	7%
Same state revenue growth - outsourced portals	5%	8%	7%	8%
Recurring portal revenue as a % of total portal revenues	97%	96%	96%	96%
Gross profit % - outsourced portals	40%	41%	40%	39%
Revenue growth - software & services	9%	17%	12%	13%
Gross profit % - software & services	72%	72%	73%	72%
Selling & administrative expenses as a % of total revenues	15%	14%	14%	14%
Operating income margin % (operating income as a % of total revenues)	25%	27%	25%	24%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
Portal Revenue Analysis	2016	% Change	2015	2016	% Change	2015
IGS transaction-based	$44,356	12%	$39,536	$131,565	13%	$116,318
DHR transaction-based	27,249	3%	26,425	80,205	3%	77,720
Portal software development	2,117	(27%)	2,887	8,112	(6%)	8,659
Portal management	1,275	-	1,275	3,825	(12%)	4,370
Total	$74,997	7%	$70,123	$223,707	8%	$207,067

Portal revenues in the current quarter increased 7%, or approximately $4.9 million, over the prior year quarter mainly due to (i) a 5%, or approximately $3.5 million, increase in same state portal revenues (portals in operation and generating comparable revenues for two full periods); and (ii) a 2%, or approximately $1.4 million, increase in revenues as a result of revenues generated from our new Louisiana portal (which began generating DHR revenues in July 2016). See Note 2 to the Unaudited Consolidated Financial Statements for additional discussion of the Louisiana master contract.

The increase in same state portal revenues over the prior year quarter is primarily attributable to higher revenues from our Texas, Maryland, and Colorado portals, among others. Same state IGS transaction-based revenues increased 12% in the current quarter compared to 11% in the prior year quarter. The increase in same state IGS transaction-based revenues in the current quarter was due to higher revenues from several key services, including vehicle inspections in Texas, motor vehicle registrations in Maryland and Colorado, hunting and fishing licensing in Wisconsin and business registration filings in Maryland. During the current quarter, transaction volumes for vehicle inspections in Texas normalized to approximate historical levels as compared to the first and second quarters of 2016. As previously disclosed, a change in legislation negatively impacted revenues from this service in the first and second quarters of 2016. Same state DHR transaction-based revenues decreased 1% in the current quarter compared to 7% growth in the prior year quarter. The decrease in same state DHR transaction-based revenues in the current quarter was mainly due to lower transaction volumes from our Pennsylvania, Tennessee and Connecticut portals. Our same state portal software development and services revenues decreased 27% in the current quarter due to lower project-based revenues from our Tennessee, Utah and Oklahoma portals, among others.

Portal revenues in the current year-to-date period increased 8%, or approximately $16.6 million, over the prior year-to-date period, mainly due to (i) a 7%, or $15.3 million, increase in same state portal revenues; and (ii) a 1%, or approximately $1.9 million, increase in revenues as a result of revenues generated from our new Louisiana portal (including the prior Louisiana pilot program). These increases were partially offset by a $0.6 million decrease in revenues from our legacy Delaware portal contract, which expired on March 31, 2015.

The increase in same state portal revenues over the prior year-to-date period was mainly due to higher revenues from our Maryland, Wisconsin and Colorado portals, among others. Same state IGS transaction-based revenues increased 13% in the current year-to-date period compared to 11% in the prior year-to-date period. The increase in same state IGS transaction-based revenues in the current year-to-date period was due to higher revenues from several key services, including motor vehicle registrations in Colorado and Maryland, hunting and fishing licensing in Wisconsin and business registration and tax filings in Maryland. Same state DHR transaction-based revenues grew 2% in the current year-to-date period compared to 5% in the prior year-to-date period. The decrease in same state DHR transaction-based revenue growth in the current year-to-date period was mainly due to lower transaction volumes from our Pennsylvania, Tennessee and Connecticut portals and to the anniversary of a DHR monitoring service in one state portal which launched in the second quarter of 2015. Same state portal software development and services revenues decreased 6% in the current year-to-date period mainly due to lower project-based revenues from our Colorado, Tennessee and Utah portals, among others.

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

	Three months ended September 30,			Nine months ended September 30,
Cost of Portal Revenue Analysis	2016	% Change	2015	2016	% Change	2015
Fixed costs	$27,712	9%	$25,346	$82,318	4%	$79,396
Variable costs	17,428	11%	15,712	52,560	14%	45,971
Total	$45,140	10%	$41,058	$134,878	8%	$125,367

Cost of portal revenues in the current quarter increased 10%, or approximately $4.1 million, over the prior year quarter due mainly to a $3.9 million increase in same state cost of portal revenues. Cost of portal revenues in the current quarter from our new Louisiana portal increased approximately $0.2 million over the prior year quarter, which included the prior Louisiana pilot program.

The increase in same state cost of portal revenues in the current quarter was primarily attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above. Furthermore, the increase was partially attributable to higher employee compensation and benefits, software maintenance and development subcontracting costs across various portals.

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

Our portal gross profit percentage was 40% in the current quarter, down from 41% in the prior year quarter, due mainly to lower same state portal software development and services revenues and lower same state DHR transaction-based revenues in the current quarter, as further discussed above. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our portal operations (which we believe also benefits our stockholders).

Cost of portal revenues in the current year-to-date period increased 8%, or approximately $9.5 million, over the prior year-to-date period due mainly to a $9.4 million increase in same state cost of portal revenues. Cost of portal revenues in the current year-to-date period from our new Louisiana portal (including the prior Louisiana pilot program) increased $0.5 million over the prior year-to-date period. These increases were partially offset by a $0.4 million decrease in cost of portal revenues resulting from the expiration of our legacy Delaware portal contract on March 31, 2015.

The increase in same state cost of portal revenues in the current year-to-date period was primarily attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above, and, to a lesser extent, higher employee compensation and benefit costs.

Our portal gross profit percentage was 40% in the current year-to-date period, up from 39% in the prior year-to-date period, due mainly to an increase in portal gross profits in the current year-to-date period from our Maryland and Colorado portals driven by higher revenues, as further discussed above. In addition, the prior year-to-date period included start-up costs from the Louisiana pilot of approximately $0.9 million.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase from the prior year period.

	Three months ended September 30,			Nine months ended September 30,
Software & Services Revenue Analysis	2016	% Change	2015	2016	% Change	2015
NIC Federal	$3,684	7%	$3,455	$10,889	12%	$9,760
Other	1,692	15%	1,469	4,977	13%	4,391
Total	$5,376	9%	$4,924	$15,866	12%	$14,151

Software & services revenues in the current quarter and year-to-date periods increased 9% and 12%, or approximately $0.5 million and $1.7 million, respectively, over the corresponding prior year periods. These increases were primarily due to higher revenues in the current quarter and year-to-date periods from our contract with the FMCSA ($0.2 million and $1.0 million, respectively) as a result of increased adoption of the PSP and from various other software & services businesses, primarily payment processing ($0.3 million and $0.7 million, respectively).

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues in the current quarter and year-to-date periods increased 10% and 9%, or approximately $0.1 million and $0.4 million, respectively, over the corresponding prior year periods due mainly to higher interchange fees incurred as a result of higher revenues in our payment processing businesses and higher employee compensation and benefit costs. Our software & services gross profit percentage was 72% and 73% in the current quarter and year-to-date periods compared to 72% in both of the corresponding prior year periods.  The higher gross profit percentage in the current year-to-date period was mainly due to higher revenues from the PSP and other payment processing services, as further discussed above.

SELLING & ADMINISTRATIVE. As a percentage of total consolidated revenues, selling & administrative expenses were 15% and 14%, respectively, in the current quarter and year-to-date periods, compared to 14% in both of the corresponding prior year periods. Selling & administrative expenses in the current quarter and year-to-date periods increased 10% and 7%, or approximately $1.1 million and $2.3 million, respectively, over the corresponding prior year periods mainly due to higher personnel, software maintenance and other costs to support and enhance corporate-wide information technology, security and portal operations.

DEPRECIATION & AMORTIZATION. As a percentage of total consolidated revenues, depreciation & amortization expense was 2% in both the current quarter and year-to-date periods compared to 3% in both of the corresponding prior year periods. Depreciation and amortization expense in the current quarter and year-to-date periods decreased 21% and 24%, or approximately $0.4 million and $1.6 million, respectively, from the corresponding prior year periods mainly due to certain capital expenditures made in prior years for certain of our outsourced portal businesses and for our centralized hosting environment becoming fully depreciated.

INCOME TAXES. Our effective tax rate was approximately 20% and 31%, respectively, for the current quarter and year-to-date periods ended September 30, 2016 compared to approximately 36% and 38%, respectively, in the corresponding prior year periods. Our effective tax rate in the current year periods was lower mainly due to favorable benefits related to the domestic production activities deduction, the federal research and development credit, an adjustment to certain deferred tax liabilities related to a previous acquisition of a business and other adjustments related to the filing of the Company’s 2015 federal tax return during the third quarter of 2016.

During the current quarter, we completed our study of qualifying activities for the domestic production activities deduction and began recognizing tax benefits for the deduction. In the current quarter, we recognized tax benefits, included in our income tax provision, of approximately $1.4 million for the 2015 tax year and approximately $1.0 million for the first nine months of the 2016 tax year related to the estimated domestic production activities deduction.

In the prior year periods, legislation extending the federal research and development credit beyond December 31, 2014 had not been enacted. On December 18, 2015, the Protecting Americans from Tax Hikes Act was signed into law, which included a provision making the federal research and development credit permanent.

Liquidity and Capital Resources

Operating activities

Net cash provided by operating activities was $57.2 million in the current year-to-date period compared to $37.0 million in the prior year-to-date period. The increase in net cash provided by operating activities in the current year-to-date period was mainly the result of (i) an increase in net income, excluding non-cash charges for depreciation & amortization, deferred income taxes and stock-based compensation, and (ii) the timing of collections for accounts receivable in the current and prior year periods primarily at our Texas portal, including the vehicle inspection service, and in our Colorado and Montana portals, among others, partially offset by the timing of payments in the current and prior year periods to our government partners primarily in Colorado, Montana and Alabama, among others. Furthermore, the timing of accounts receivable collections and payments to our government partners in Louisiana, our newest portal, also contributed to the increase in net cash provided by operating activities in the current year-to-date period.

Investing activities

Net cash used in investing activities was approximately $5.7 million in the current year-to-date period compared to $3.9 million in the prior year-to-date period. Investing activities in the current and prior year-to-date periods primarily reflect $3.9 million and $3.3 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment. Furthermore, in the current and prior year-to-date periods we capitalized approximately $1.8 million and $0.6 million, respectively, of internal-use software development costs primarily related to the enhancement of centralized customer management, billing and payment processing systems that support our portal operations and accounting systems.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $153.2 million at September 30, 2016, from $106.6 million at December 31, 2015. The increase in our working capital was primarily due to cash generated from operating activities and the timing of payments to our government partners. Our current ratio, defined as current assets divided by current liabilities, was 2.6 and 1.9 at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, our cash balance was $151.4 million compared to $98.4 million at December 31, 2015. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and dividend payments (if any) for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50.0 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.1 million in available capacity to issue additional letters of credit and $9.1 million of unused borrowing capacity at September 30, 2016 under the Credit Agreement. We were in compliance with all of the financial covenants under the Credit Agreement at September 30, 2016.

We issue letters of credit as collateral for certain office leases, and to a much lesser extent, as collateral for performance on one of our outsourced state portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. We had unused outstanding letters of credit totaling approximately $0.9 million at September 30, 2016. We are not currently required to cash collateralize these letters of credit.

At September 30, 2016, we were bound by performance bond commitments totaling approximately $6.3 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at September 30, 2016 for the face value of all performance bonds, letters of credit, and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.3 million and would have been classified as restricted cash.

On November 1, 2016, our Board of Directors declared a special cash dividend of $0.65 per share, payable to stockholders of record as of November 16, 2016. The dividend, which is expected to total approximately $43.3 million based on the current number of shares outstanding, will be paid on December 9, 2016, out of our available cash. On November 2, 2015, our Board of Directors declared a $0.55 per share special cash dividend totaling approximately $36.5 million that was paid out of our available cash on January 4, 2016.

On November 1, 2016, our Board of Directors approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, regular quarterly cash dividends of $0.08 per share, beginning with the first declaration and payment in the first quarter of 2017. While our Board of Directors currently intends to authorize the payment of regular quarterly cash dividends on our common stock, the Board monitors and evaluates our dividend practice quarterly and may elect to increase, decrease or not pay a dividend at any time. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants associated with our line of credit.

We currently expect our capital expenditures to range from $5.0 million to $6.0 million in fiscal 2016, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our outsourced portal businesses, including equipment upgrades and enhancements in our Texas portal, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment.

We may need to raise additional capital within the next 12 months to:
●	fund operations if unforeseen costs arise;
●	support our expansion into other federal, state and local government agencies beyond what is contemplated if unforeseen opportunities arise;
●	expand our product and service offerings beyond what is contemplated if unforeseen opportunities arise;
●	fund acquisitions;
●	respond to unforeseen competitive pressures; and
●	acquire technologies beyond what is contemplated.

Any projections of future earnings and cash flows are subject to substantial uncertainty. If our cash generated from operations and the unused portion of our line of credit are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or issue debt securities. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions, as well as our financial condition and results of operations at the time we seek additional financing. The sale of additional equity securities could result in dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Off-balance sheet arrangements and contractual obligations

We do not have off-balance sheet arrangements that are not recorded or disclosed in our financial statements. As of September 30, 2016, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 23, 2016. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $5.2 million at September 30, 2016. These obligations are classified as non-current on our unaudited consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the third quarter of 2016, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 17, 2016	1,387	$22.67	N/A	N/A

ITEM 6. EXHIBITS

10.1	NIC Inc. 2014 Amended and Restated Stock Compensation Plan

10.2	Form of Amended and Restated Restricted Stock Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan

10.3	Form of Amended and Restated Performance-Based Restricted Stock Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan

10.4	Form of Amended and Restated Stock Option Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan

10.5	NIC Inc. Management Annual Incentive Plan for Senior Executives

10.6	NIC Inc. Amended and Restated Employee Stock Purchase Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2016, (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: November 3, 2016	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer

NIC INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	NIC Inc. 2014 Amended and Restated Stock Compensation Plan

10.2	Form of Amended and Restated Restricted Stock Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan

10.3	Form of Amended and Restated Performance-Based Restricted Stock Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan

10.4	Form of Amended and Restated Stock Option Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan

10.5	NIC Inc. Management Annual Incentive Plan for Senior Executives

10.6	NIC Inc. Amended and Restated Employee Stock Purchase Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2016, (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).