Form 10-K
period 2016-12-31
NIC INC
filed 2017-02-22
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2016, was approximately $1,376,631,838 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Stock Market on that date). Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes.

On February 8, 2017, 65,997,741 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders to be held in 2017 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS
NIC INC.
FORM 10-K ANNUAL REPORT

 PART I

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K regarding NIC Inc. and its subsidiaries (referred to herein as “the Company,” “NIC,” “we,” “our,” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements relating to possible future dividends, statements of assumptions underlying such statements, and statements of NIC’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including risks related to economic and competitive conditions. Any forward-looking statements made in this Form 10-K speak only as of the date of this report. We will not update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. No one should assume that results projected in or contemplated by the forward-looking statements will continue to be accurate in the future. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting competition issues discussed on page 11, the other specific risk factors discussed on pages 11 to 20, the factors discussed in the introduction to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and commitments and contingencies described in Notes 2, 3, 6, 7 and 9 to the Consolidated Financial Statements included in this Form 10-K. Other factors not presently identified may also cause actual results to differ.

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

FREQUENTLY USED TERMS

In this Annual Report on Form 10-K, we use the terms “NIC,” “the Company,” “we,” “our,” and “us” to refer to NIC Inc. and its subsidiaries, unless the context otherwise requires. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. We use the term “portal” to refer to digital government services outsourced to NIC, as well as our subsidiary operations. We use the term “enterprise-wide” to refer to our portals that provide state-wide services to multiple government agencies. We also use the term “partner” to refer to our government clients, with whom we have contractual relationships to provide digital government services.

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

ITEM 1. BUSINESS

Business Overview

NIC is a leading provider of digital government services that help governments use technology to provide a higher level of service to businesses and citizens and increase efficiencies. We accomplish this currently through two channels: our primary outsourced portal businesses and our software & services businesses. In our primary outsourced portal businesses, we generally enter into long-term contracts with state and local governments to design, build, and operate internet-based, enterprise-wide portals on their behalf. These portals consist of websites and applications we have built that allow businesses and citizens to access government information online and complete secure transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. The business model supporting most of our long-term contracts is a transaction-based business model where we absorb the costs to build the portal’s technical infrastructure and develop digital government services. After a service has launched, we and our government partners share a portion of the fees generated from the online transactions, which are paid by the end users of the service. Our government partners benefit by reducing their financial and technological risks, increasing their operational efficiencies, and gaining a centralized, customer-focused presence on the internet, while businesses and citizens receive a faster, more convenient, and more cost-effective means to interact with governments. We are typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the government portals.

We typically enter into multi-year contracts with our government partners and manage operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our business plan is to increase our revenues by delivering new services to a growing number of government entities within our existing contractual relationships and by signing long-term contracts with new government partners.

Our software & services businesses primarily include our subsidiaries that provide software development and payment processing services, other than outsourced portal services, to state and local governments as well as federal agencies.

Segment Information

Our Outsourced Portals segment is our only reportable segment and generally includes our subsidiaries that operate outsourced state and local government portals. The Other Software & Services category primarily includes our subsidiaries that provide software development and payment processing services, other than outsourced portal services, to state and local governments as well as federal agencies. For additional information relating to our reportable and operating segments, refer to Note 11 to the Consolidated Financial Statements included in this Form 10-K.

Industry Background

The market for business-to-government and citizen-to-government transactions

Government regulation of commercial and consumer activities requires billions of transactions and exchanges of large volumes of information between government agencies and the businesses they regulate and the citizens they serve. These transactions and exchanges include, but are not limited to: motor vehicle driver history record retrieval, motor vehicle registrations, tax returns, permit applications and requests for government-gathered information. Government agencies typically defray the cost of processing these transactions and of storing, retrieving, and distributing information through a combination of general tax revenues, service fees and charges for direct access to public records.

The limits of traditional government transaction methods

Traditionally, government agencies have transacted, and in many cases continue to transact, with businesses and citizens using processes that are inconvenient and labor-intensive, require extensive paperwork, and use outmoded technology and security procedures and large amounts of scarce staff resources. Transactions and information requests are often made in person or by mail, which increases the potential for the compromise of sensitive personal information or errors that require revisions and follow-ups, particularly if the transactions and information requested are processed manually. Even newer methods rely on multiple systems and potentially incompatible data formats, and require significant expertise and expenditures to introduce and maintain. As a result, businesses and citizens often have no choice but to face costly delays to complete essential tasks. These delays include waiting in line at a government agency, for answers by telephone, for responses by mail, or for payments by check. In addition, government agencies may not use modern secure methods of online payment, leaving businesses and citizens unable to pay certain fees online or at the counter using credit/debit cards or electronic checks, or government agencies may require advance payments rather than payments from monthly billing. Businesses and citizens encounter further inconvenience and delay because they can usually work with government agencies only during normal business hours. Even when online alternatives are available, they often require a cumbersome process of multiple contacts with different government agencies or outdated payment methods. Increases in the level of economic activity and in the population have exacerbated these problems and increased the demand for new services.

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

According to a July 2016 presentation by the Project, “Digital Divides 2016,” 87% of American adults use the internet. In fact, the report notes some age groups’ connectivity is nearing a saturation point, with 95% of American adults ages 30-49 and 97% of American adults ages 18-29 using the internet.

NIC leads the industry in developing mobile-enabled digital government services in the United States. We build our digital government services and native mobile applications in a manner that is accessible via a variety of connected devices. According to the Project’s report noted above, 69% of American adults have a smartphone, up from 35% in 2011. In addition, 15% of Americans rely to some degree on a smartphone for accessing online services and information and for staying connected to the world around them – either because they lack broadband at home, or because they have few options for online access other than their cell phone. Furthermore, the study reported that 7% of Americans are “smartphone-dependent,” meaning they access the internet primarily via their smartphone, but do not have access via broadband at home or another online alternative.

Finally, American adults use the internet and mobile devices to connect with government of all levels – federal, state and local. The Project’s April 2015 report, “Americans’ View on Open Government Data,” notes that government does reach people online and there are “high levels of use of the internet for routine information applications.” In fact, 65% of Americans in the prior 12 months used the internet to either find data or information about government or file documents digitally. Examples of such activity included:

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

Challenges to the implementation of digital government services

Despite the potential benefits of digital government services, barriers to creating successful internet-based services may preclude governments from implementing them. Some of these barriers are similar to those the private sector encounters, including:

●	the high cost of implementing and maintaining secure infrastructure in a budget-constrained environment;

●	the need to quickly assess the requirements of potential customers and cost-effectively design and implement digital government services that are tailored to meet these requirements;

●	the intense competition for qualified technical personnel; and

●	the need for updated internet and mobile friendly payment methods, that are secure and compliant with Payment Card Industry standards.

Governments also face some unique challenges that exacerbate the difficulty of advancing to digital services, including:

●	lengthy and potentially politically charged appropriations processes that make it difficult for governments to acquire resources and to develop digital services quickly;

●	a diverse and substantially autonomous group of government agencies that have adopted varying and fragmented approaches to providing information and transactions online;

●
a lack of marketing expertise to design services that meet the needs of businesses and citizens, to increase the awareness of the availability of the services and to drive adoption of the online service delivery channel;

●
security and privacy concerns that are amplified by the confidential nature of the information and transactions available from and conducted with governments and the view that government information is part of the public trust;

●	changes in administration and turnover in government personnel among influencers and key decision makers; and

●	compliance requirements associated with accepting credit/debit card and electronic check payments.

We believe many private sector service providers generally do not address the unique needs of enterprise-wide digital government services. Most service providers do not fully understand and are not well-equipped to deal with the unique political, regulatory and security structures of governments. These providers, including large systems integrators, typically take a time-and-materials, project-based pricing approach and provide “off-the-shelf” solutions designed for other industries that may not adequately address the needs of government.

What We Provide to Governments

We provide digital government services designed to meet the needs of governments, businesses and citizens. The key elements of our service delivery are:

Customer-focused, one-stop government

Using our marketing and technical expertise and our government experience, we generally design, build, and operate digital government services on an enterprise-wide basis for our state and local government partners and internet-based services for our federal partners that are designed to meet their needs as well as those of the businesses and citizens they serve. Our enterprise-wide outsourced portals are designed to create a single point of presence on the internet that allows businesses and citizens to reach the website of every government agency in a specific jurisdiction from one online location. We strive to employ a common look and feel in the websites of all government agencies associated with each state’s government portal and make them useful, appealing and easy to use. In addition to developing and managing the government portal, we develop applications that allow businesses and citizens to complete processes that have traditionally required separate offline interactions with several different government agencies or older generation electronic access. These applications permit businesses and citizens to conduct transactions with government agencies and to obtain information 24 hours per day and seven days per week using the latest technology and payment methods. We also help our government partners generate awareness and educate businesses and citizens about the availability and potential benefits of digital government services.

Compelling and flexible financial models for governments

With our business model, we allow governments to implement enterprise-wide digital government services at minimal cost and risk. We take on the responsibility and cost of designing, building and operating government portals and applications, with minimal use of government resources. We employ our technological resources and accumulated expertise to help governments avoid the risks of selecting and investing in new and often untested technologies that may be implemented by unproven third-party providers. We implement our services rapidly, efficiently and accurately, using our well-tested and reliable infrastructure and processes. Once we establish a portal and the associated applications, we manage transaction flows, data exchange and payment processing, and we fund ongoing costs from the fees received from end users, who access information and conduct transactions through the portal. A 2013 study by the University of Utah of nearly 1,500 businesses in three NIC partner states found that 95% approve of their state’s digital government services, with 90% preferring to conduct business with state government online and 96% saying that digital government services save their business time. In addition, the majority of the businesses surveyed said they believe fees associated with digital government services are reasonable and that digital government services reinforce the perception that the state is business-friendly. A 2012 study by the University of Utah found that by placing just nine high-volume services online and by utilizing NIC’s business model, the state of Utah avoided approximately $61 million in costs related to the operations of its official web portal and the development of digital government services from fiscal years 2007 through 2011. We are also able to provide specific fee-based application and outsourced portal solutions to governments who cannot or do not wish to pursue a transaction-based portal solution.

Focused relationship with governments

We form relationships with governments by developing an in-depth understanding of their interests and then aligning our interests with theirs. By tying our revenues to the development of successful services and applications, we demonstrate to government agencies and constituents that we are focused on their needs. Moreover, we have pioneered and encourage our partners to adopt a model for digital government policymaking that involves the formation of oversight boards to bring together interested government agencies, business and consumer groups and other vested interest constituencies in a single forum. We work within this forum to maintain constant contact with government agencies and constituents and enlist their participation in the development of digital government services. We attempt to understand and facilitate the resolution of potential disputes among these participants to maximize the benefits of our services. We also design our services to observe relevant privacy and security regulations, so that they meet the same high standards of integrity, confidentiality and public service as government agencies strive to observe in their own actions.

Outsourced Government Contracts

Outsourced portal contracts

The following is a summary of the portals in each state through which we provide enterprise-wide outsourced portal and digital government services to multiple government agencies:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Louisiana Interactive, LLC	www.louisiana.gov (Louisiana)	2015	1/28/2020
Connecticut Interactive, LLC	www.ct.gov (Connecticut)	2014	1/9/2020
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2018 (8/10/2019)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2017 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	5/1/2020 (5/1/2022)
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2018
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2021 (6/30/2024)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2019
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2018
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	3/1/2017
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	7/1/2017 (7/1/2019)
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	3/31/2017 (3/31/2020)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2019 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	3/31/2017
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2019 (3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2017
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2019
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2018
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/31/2017 (7/31/2018)
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	4/1/2019 (4/1/2021)
Kansas Information Consortium, LLC	www.Kansas.gov (Kansas)	1992	12/31/2022 (annual 1-year renewal options)

Portal agreements

Our state master contracts typically authorize our subsidiaries to design, build and operate a wide range of digital and web-based services that facilitate interactions between government agencies and businesses or citizens. These are typically long-term contracts that permit any state agency to engage our local subsidiary to develop and provide digital services by executing a statement of work, subject to the approval and oversight of our master contract partner or an oversight authority established by the master contract or applicable law. In many cases, our subsidiaries are also able to use these contracts to provide services for county and city governments within the state. Under the transaction-funded business model most commonly contemplated in these master contracts, our subsidiaries earn revenue through transaction charges paid by users in exchange for access to the services that we provide. These charges support the operation and maintenance of the services, as well as compensate our subsidiaries for the up-front investment and ongoing costs incurred in developing and maintaining the services, all costs that would otherwise be incurred by the state. Our subsidiaries also utilize a portion of the revenue from some of these fees to develop additional digital web-based services that cannot be supported through transaction-based funding, either because the service would not have sufficient use or the type of service is not compatible with charging a fee.

We typically own all the intellectual property in connection with the applications we develop under our government portal contracts. After completion of a defined contract term, our government partner typically receives a perpetual, royalty-free license to use the applications and digital government services we built only in its own state. However, certain proprietary customer management, billing, and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to a number of our government partners on a software-as-a-service (“SaaS”) basis, and thus would not be included in any royalty-free license. If our contract expires after a defined term or if our contract is terminated by our government partner for cause, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. We also provide certain payment processing services on a SaaS basis to a few private sector entities and to state and local agencies in states where we do not maintain an enterprise-wide outsourced digital government services contract, and may continue to market these services to other entities in the future. Historically, revenues from these services have not been significant, but have grown in recent years. In some cases, we enter into contracts to provide application development and portal management services to governments in exchange for an agreed-upon fee.

We also enter into statements of work with various agencies and divisions of our government partners for digital access to data and to conduct other citizen-to-government and business-to-government transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services we provide and the amounts we must remit to the agency. These terms are then submitted to the policy-making and fee approval authority for approval. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We do have the general ability to control certain of our expenses in the event of a reduction in the amount or percentage of fees we retain; however, there may be a lag in the time it takes to do so should we determine it is necessary.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 15 contracts under which we provide enterprise-wide outsourced portal and digital government services, as well as our contract with the Federal Motor Carrier Safety Administration can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 63% of our total consolidated revenues for the year ended December 31, 2016. In the event that any of these contracts are terminated without cause, the terms of the respective contract may require the government to pay us a fee in order to continue to use our applications in its portal.

Outsourced federal contract

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

Expiring contracts

We currently have 8 contracts under which we provide enterprise-wide outsourced portal and digital government services, as well as our contract with the FMCSA, that have expiration dates within the 12-month period following December 31, 2016. Although certain of these contracts have renewal provisions, any renewal is at the option of our government partners, who may choose to not renew the contract, to re-open bidding for the services, to take over the portal in place and provide services internally, or to allow individual government agencies to retain the services of their own providers. Collectively, revenues generated from these contracts represented approximately 23% of our total consolidated revenues for the year ended December 31, 2016. As described above, if a contract expires after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which our subsidiary, NICUSA Inc. (“NICUSA”), manages the state of Tennessee’s official government portal expires on March 31, 2017. During the third quarter of 2016, the state informed NICUSA that it will let its contract with NICUSA expire and intends to transition services in-house. As a result, NICUSA has been providing transition services as required by the contract, and may do so for a period of time following contract expiration to the extent requested by agencies of the state. For the years ended December 31, 2016, 2015 and 2014, revenues from the Tennessee portal contract were approximately $7.5 million, $9.0 million and $8.9 million, respectively.

The contract under which our subsidiary, Iowa Interactive, LLC (“II”), managed the state of Iowa’s official government portal expired on June 30, 2016. II provided transition services as required by the contract through November 30, 2016. For the years ended December 31, 2016, 2015 and 2014, revenues from the Iowa portal contract were approximately $1.6 million, $1.8 million and $2.0 million, respectively.

As previously disclosed, the contract under which our subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. For the years ended December 31, 2015 and 2014, revenues from the Delaware portal contract were approximately $0.6 million and $2.4 million, respectively.

As previously disclosed, our subsidiary, NICUSA, chose not to respond to a request for proposal issued by the state of Arizona for a new contract. NICUSA provided transition services as required by the contract through the March 26, 2014 final expiration date of the contract. For the year ended December 31, 2014, revenues from the Arizona portal contract were approximately $0.8 million.

We do not believe that the expiration of our contract with the state of Tennessee will have a material impact on our consolidated results of operations, cash flows or financial condition. The expiration of our contracts with the states of Iowa, Delaware and Arizona did not have a material impact on our consolidated results of operations, cash flows or financial condition.

Our Portal Service Offerings

We work with our state and local government partners to develop, manage, and enhance comprehensive, enterprise-wide, digital government services to deliver to their constituents. Our portals are designed to provide user-friendly, convenient, secure multi-channel access, including mobile access, to in-demand government information and services, and include numerous fee-based transaction services and applications that we have developed. These fee-based services and applications allow businesses and citizens to access constantly changing government information and to file necessary government documents. The types of services and the fees charged vary in each portal installation according to the unique preferences of that jurisdiction. In an effort to reduce the frustration businesses and citizens often encounter when dealing with multiple government agencies, we handle cross-agency communications whenever feasible and shield businesses and citizens from the complexity of older, mainframe-based systems that agencies commonly use, creating an intuitive and efficient interaction with governments. We also provide industry-compliant payment processing systems that accommodate credit/debit cards and electronic checks, as applicable.

Some of the fee-based online services we currently offer in different jurisdictions include:

Product or Service	Description	Primary Users
Motor Vehicle Driver History Record Retrieval	For those legally authorized businesses, this service offers controlled instant look-up of driving history records. Includes commercial licenses.	Insurance companies

Vehicle Title, Lien & Registration	Provides controlled interactive title, registration, and lien database access. Permits citizens to renew their vehicle registrations online.	Insurance companies, lenders, citizens

Motor Vehicle Inspections	Allows licensed state inspection stations to file certified motor vehicle and emissions testing inspections online.	Businesses

Temporary Vehicle Tags	Records temporary vehicle tag registration of a newly purchased car in real time with the state and issues a customized temporary plate for display on the vehicle.	Automobile dealerships, citizens, law enforcement

Driver’s License Renewal	Permits citizens to renew their driver’s license online using a credit/debit card.	Citizens

Hunting and Fishing Licenses	Permits citizens to obtain and pay for outdoor recreation licenses over the internet or from point-of-purchase retail kiosks.	Citizens

Health Professional License Services	Allows users to search databases on several health professions to verify license status.	Hospitals, clinics, health insurers, citizens

Professional License Renewal	Permits professionals to renew their licenses online using a credit/debit card.	Attorneys, doctors, nurses, architects, and other licensed professionals

Product or Service	Description	Primary Users
Business Registrations and Renewals	Allows business owners to search for and reserve a business name, submit and pay for the business registration, and renew the business registration on an annual basis.	Businesses

Secretary of State Business Searches	Allows users to access filings of corporations, partnerships, and other entities, including charter documents.	Attorneys, lenders

Uniform Commercial Code (UCC) Searches and Filings	Permits searches of the UCC database to verify financial liens, and permits filings of secured financial documents.	Attorneys, lenders

Limited Criminal History Searches	For those legally authorized, provides users with the ability to obtain a limited criminal history report on a specified individual.	Schools, governments, human resource professionals, nonprofits working with children or handicapped adults

Court Services	Allows authorized users to search court record databases, make payments for court fines, and in some cases digitally file court documents.	Legal professionals, citizens

Vital Records	Provides authorized access to birth, death, marriage, domestic partnership and civil union certificates.	Citizens

Income and Property Tax Payments	Allows users to file and pay for a variety of state and local income and property taxes.	Businesses and citizens

Payment Processing	Permits use of the internet for secure industry-compliant credit/debit card and electronic check payment processing both online and at the point of sale for government agency transactions.	Businesses and citizens

In addition to these services, we also provide customer service and support. Our customer service representatives serve as a liaison between our government partners and businesses and citizens.

Revenues

In our outsourced state and local portal businesses, we currently earn revenues from three main sources: (i) interactive government services (“IGS”) and driver history records (“DHR”) which consists mainly of transaction-based fees, (ii) time and materials-based fees for application development and (iii) fixed fees for portal management services. In most of our outsourced portal businesses, the majority of our revenues are generated from transactions, which generally include the collection of transaction-based fees and subscription fees from users. The following table reflects the underlying sources of portal revenues as a percentage of total portal revenues for the years ended December 31:

Percentage of Portal Revenues:	2016	2015	2014
IGS and DHR	94%	94%	92%
Time and materials-based fees for application development	4%	4%	5%
Fixed fees for portal management	2%	2%	3%

The following table identifies each type of service, customer and portal partner that accounted for 10% or more of our total consolidated revenues in any of the past three years:

	Percentage of Total Consolidated Revenues
	2016	2015	2014
Type of Service
Motor Vehicle Driver History Record Retrieval	33%	35%	35%
(This is the highest volume, most commercially
valuable service we offer)

Motor Vehicle Registrations	14%	13%	12%

Customer
LexisNexis Risk Solutions	22%	23%	24%
(Resells motor vehicle driver history records
to the insurance industry)

Portal Partner
Texas	20%	21%	22%

Our subsidiaries’ contracts with data resellers, including various contracts with LexisNexis Risk Solutions, are generally self-renewing until canceled by one side or the other, and generally may be terminated at any time after a 30-day notice. These contracts may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, these contracts are immediately terminable if the state statute allowing for the public release of these records is repealed.

Sales and Marketing

We have two primary sales and marketing goals:

●	to develop new sources of revenues through new government relationships; and

●	to retain and grow our revenue streams from existing government relationships.

We have well-established sales and marketing processes for achieving these goals, which are managed by our national sales division and a dedicated marketing function within most of our subsidiaries.

Developing new sources of revenue

We focus our new government sales and marketing efforts on increasing the number of federal, state and local government agencies that desire to make government more accessible and efficient for all by delivering information and/or completing transactions in new and innovative ways. We meet regularly with information technology, business and policy officials at all levels of government to educate them on the services we offer to drive digital government innovation and transformation for their jurisdictions.

We have a dedicated and experienced sales team focused on our top sales priorities at the federal and state level, including enterprise, digital government opportunities using our proven transaction-based funding model, as well as alternative funding models, and agency-level digital government services under a variety of flexible funding models.

We are regular speakers at conferences all over the country devoted to using innovation to facilitate the relationship between governments and the citizens and businesses they serve. In addition to cultivating relationships with federal, state, and local government officials, we also develop supportive and educational relationships with professional and business organizations that may benefit from digital government improvements and new digital services we can deploy. Finally, we focus our corporate marketing efforts on key government decision makers through the use of advertising, white paper development, media relations and social media.

Once a government decides to implement digital services, it typically starts a selection process that operates under special procurement rules that apply to government purchasing. These rules typically require open bidding by possible service providers against a list of requirements established by the government under existing procedures or procedures specifically created for the service provider selection process. We respond to requests for bids with a proposal that details our philosophy, vast experience, and specific plans for implementing our services and business models. Once our proposal is selected, we enter into negotiations for a contract.

Growing existing markets

In our existing federal, state and local government relationships, our marketing efforts focus on:

●	expanding the number of government agencies and localities that provide digital government services;

●	identifying new government services that can be usefully and cost-effectively delivered digitally; and

●	increasing the number of users who conduct business digitally with governments.

Although each government’s unique political and economic environment drives different marketing and development priorities, we have found many of our core applications to be relevant across multiple jurisdictions. Most of our subsidiaries have a dedicated director of marketing and additional marketing staff who meet regularly with government, business and consumer representatives to discuss potential new services and promote existing services. We also promote the use of our extensive library of unique digital government services to existing and new customers through speaking engagements and targeted advertising to organizations for professionals, including lawyers, bankers and insurance agents who have a need for regular digital interaction with government. We identify services that have been developed and implemented successfully for one government and replicate them in other jurisdictions.

Technology and Operations

Over the past 25 years, we have made substantial investments in the development of internet-based and mobile applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments online. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the internet, internet security, web-to-legacy system integration, web-to-mainframe integration, web-to-mobile integration, database design, website administration, web page development and payment processing. Within this scope, we have developed and implemented a comprehensive internet portal framework for governments, and a broad array of stand-alone products and services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored digital government services that keep our partners on the forefront of technology.

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

The majority of our portal infrastructure and applications are hosted at a central data facility operated by a third-party, with backup at a similar facility in another location. Some of our portal infrastructure and applications are physically hosted in each jurisdiction in which we operate on servers that we own or lease, or in a third-party cloud environment. We also provide links to sites that are maintained by government agencies or organizations that we do not manage. Our objective is to provide uninterrupted online service 24 hours per day and seven days a week, and our operations maintain extensive backup, security and disaster recovery procedures.

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

We regard our intellectual property as important to our success. We rely on a combination of nondisclosure and other contractual arrangements with governments, our employees, subcontractors and other third parties, copyrights and privacy and trade secret laws to protect and limit the distribution of the proprietary software applications, documentation and processes we have developed in connection with the digital government services we offer.

Competition

Historically, we have not faced significant competition from companies vying to provide enterprise-wide outsourced portal services to governments; however, we face intense competition from companies providing solutions to individual government agencies. We believe that the principal factors upon which our businesses compete are:

●	our unique understanding of government needs;

●	the quality and fit of our digital government services;

●	speed and responsiveness to the needs of businesses and citizens;

●	a proven transaction-based business model that is cost-effective; and

●	our enterprise-wide approach.

We believe we compete favorably with respect to the above-listed factors. In most cases, the principal alternative for our enterprise-wide services is a government-designed and managed service that integrates multiple vendors’ technologies, products and services. Companies that have expertise in marketing and providing technology services to government entities compete with us by further developing their services and increasing their focus on agency-specific segments of their business. Many of our potential competitors are national or international in scope and have greater resources than we do.

Additionally, in some geographic areas, we may face agency-level competition from smaller consulting firms with established reputations and political relationships with potential government partners. Examples of companies that may compete and/or currently compete with us at the agency level are the following:

●	traditional large systems integrators, including CGI and Unisys;

●	traditional large software applications developers, including Microsoft and Oracle;

●	traditional consulting firms, including IBM Corp., Deloitte and Accenture, Ltd.;

●	digital transaction payment processors, including ACI Worldwide, Inc. and Link2Gov Corp;

●	software application developers, including Accela, FAST Enterprises and PCC Technology Group; and

●	other niche providers, such as Active Network and Brandt Information Services.

Seasonality

The use of some of our digital government services is seasonal, particularly the accessing of motor vehicle driver history records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the lower number of business days in this quarter and a lower volume of transactions during the holiday periods.

Employees

As of December 31, 2016, we had 929 full-time employees, of which 231 were working in corporate operations, 674 were in our outsourced portal businesses and 24 were in our software & services businesses. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. We also employ independent contractors to support our application development, marketing, sales and administrative departments. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

In addition, we currently have 15 contracts under which we provide outsourced portal and digital government services, as well as our contract with the FMCSA, that can be terminated by the other party without cause upon a specified period of notice. Collectively, revenues generated from these contracts represented approximately 63% of our total consolidated revenues for the year ended December 31, 2016. The Texas portal, which is one of the 15 contracts noted above, accounted for approximately 20% of our total consolidated revenues for the year ended December 31, 2016. In the event that any of these contracts are terminated without cause, the terms of the respective contract may require the government to pay us a fee in order to continue to use our applications in its portal.

We currently have 8 contracts under which we provide outsourced portal and digital government services, as well as our contract with the FMCSA, that have expiration dates within the 12-month period following December 31, 2016. Although certain of these contracts have renewal provisions, any renewal is at the option of our government partners, who may choose to not renew the contract, to re-open bidding for the services, to take over the portal in place and provide services internally, or to allow individual government agencies to retain the services of their own providers. Collectively, revenues generated from these contracts represented approximately 23% of our total consolidated revenues for the year ended December 31, 2016. If a contract expires after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The loss of a contract with one or more government partners, as a result of the expiration, termination, or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability. If these revenue shortfalls were to occur, our business, results of operations, cash flows, and financial condition would be harmed. We cannot be certain if, when, or to what extent, governments might fail to renew or terminate any or all of their contracts with us.

Security breaches, disruptions or unauthorized access to payment information, including credit/debit card data, and/or personal information that we or our service providers store, process, use or transmit for our business may harm our reputation and adversely affect our business and results of operations.

A significant challenge to electronic commerce is the secure transmission of payment information and/or personal information over information technology networks and systems which process, transmit and store electronic information, and manage or support a variety of business processes. The collection, maintenance, use, disclosure, and disposal of payment information and personal information by our businesses are regulated at state and federal levels, and cybersecurity legislation, executive orders and reporting requirements continue to evolve and become more complex. Because we either directly or through service providers (i) provide the electronic transmission of sensitive and personal information released from and filed with various government entities and (ii) perform online payment and electronic check processing services, we face the risk of a security breach, whether through computer hacking, acts of vandalism or theft, malware, computer viruses, human errors, catastrophes or other unforeseen events that could lead to significant disruptions or compromises of information technology networks and systems or the unauthorized release or use of payment information or personal information. Additionally, vulnerabilities in the security of our own internal systems or those of our service providers could compromise the confidentiality of, or result in unauthorized access to, personal information of our employees.

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

Despite the various security measures we have in place to protect payment information and personal information from unauthorized disclosure and comply with applicable laws and regulations, our information technology networks and systems and those of our third-party vendors and service providers can never be made completely secure against security incidents. Even the most well protected information, networks, systems, and facilities remain vulnerable to security breaches or disruptions, because (i) the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected for an extended period and (ii) the security methodologies, protocols, systems and procedures used for protection are implemented by humans at each level, and human errors may occur. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even if appropriate training is conducted in support of such measures, human errors may still occur. It is impossible for us to entirely mitigate this risk. A party, whether internal or external, who is able to circumvent our security measures, or those of our service providers, could misappropriate information, including, but not limited to user credit/debit card information or other payment information and personal information, or cause interruptions or direct damage to our government portals or their users.

Under payment card rules and our contracts with our credit card processors, if there is a breach of payment card information that we store, process, or transmit, we could be liable to the payment card issuers for their cost of issuing new cards and related expenses, and to partners for costs of investigation, notification, remediation and credit monitoring and for any damages to users under state laws or our partner contracts.

In addition, any noncompliance with privacy laws or a security breach involving the misappropriation, loss or other unauthorized access, use or disclosure of payment information or personal information, or other significant disruption involving our information technology networks and systems, or those of our service providers (whether or not caused by a breach of our contractual obligations or our negligence), may lead to negative publicity, impair our ability to conduct our business, subject us to private litigation and government investigations and enforcement actions and cause us to incur potentially significant liability, damages or remediation costs. It may also cause the governments with whom we contract to lose confidence in us, any of which may cause the termination or modification of our government contracts and impair our ability to win future contracts. Actual or anticipated attacks and risks affecting our own, our service providers’ or our government partners’ environment may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to train employees, and to engage third-party security experts and consultants. Although we maintain insurance coverage that, subject to policy terms and conditions and subject to a retention, is designed to address certain aspects of security and privacy liability, such insurance coverage may be insufficient to cover or protect against the costs, liabilities, and other adverse effects arising from a security breach or system disruption. If we fail to reasonably maintain the security of confidential information, we may also suffer significant reputational and financial losses and our results of operations, cash flows, financial condition, and liquidity may be adversely affected.

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

Our revenues are generated principally from contracts with state governments and government agencies within a state, and to a lesser extent with federal government agencies, to provide digital government services on behalf of those government entities to complete transactions and distribute public information digitally. We face many risks uniquely associated with government contracting, including:

•	regulations that govern the fees we collect for many of our services, limiting our control over the level of transaction fees we are permitted to retain;

•
the potential need for governments to draft and adopt specific legislation before they can circulate a request for proposal (“RFP”) to which we can respond or before they can otherwise award a contract, and the risk that enabling legislation previously adopted to set up our portal or otherwise to our benefit could be challenged, reinterpreted, repealed or modified;

•	the potential need for changes to legislation authorizing government’s contracting with third parties to receive or distribute public information;

•	long and complex sales cycles that vary significantly according to each government entity’s policies and procedures;

•
political resistance to the concept of government agencies contracting with third parties to receive or distribute public information, which has been offered traditionally only by the government agencies and often without charge;

•	changes in government administrations that could impact existing RFPs, rebids, renewals or extensions; and

•
government budget deficits and appropriation approval processes and periods, either of which could cause governments to curtail spending on services where we are paid directly by governments, including time and materials-based fees for application development or fixed fees for portal management, which constituted approximately 4% and 2% of portal revenues, respectively, for the year ended December 31, 2016.

Each of these risks is outside of our control and could result in harm to our business, results of operations, cash flows, and financial condition.

Because we generally grant our government partners fully paid, perpetual licenses to use and modify certain applications and digital government services we develop, upon a termination by them for cause or the natural expiration of our portal contracts, our government partners could elect to take over the operation and maintenance of our applications themselves, or hire a competitor to operate and maintain such applications. Any such decision to do so could adversely affect our revenues and profits.

After termination for cause or the natural expiration of our portal contracts, it is possible that governments and their contractors may operate the portals themselves using the perpetual use license we typically are contractually obligated to provide to them. This license generally permits the government to use and modify the applications and digital government services we have developed for them in the operation of their portals on a perpetual, royalty-free basis (excluding certain proprietary applications that we provide on a SaaS basis including certain customer management, billing and payment processing applications that we have developed and standardized centrally). This perpetual use license could make it easier and more cost effective for our government partners to elect not to enter into a new contract with us after the expiration of one of our portal contracts. Any such election could adversely affect our revenues and profits. Additionally, anyone using our applications and digital government services may inadvertently allow our intellectual property or other information to fall into the hands of third parties, including our competitors. In the event that a contract is terminated prior to the natural expiration of the term without cause, the terms of the respective contract typically require the government to pay a fee to us in order to continue to use our applications in its portal.

The growth in our revenues may be limited by the number of governments and government agencies that choose to provide digital government solutions using our business model and by the finite number of governments with which we may contract for our digital government solutions.

Our revenues are generated principally from contracts with state governments and government agencies within a state to provide digital government solutions on behalf of those government entities to complete transactions and distribute public information digitally. The growth in our revenues largely depends on government entities adopting our business model. We cannot ensure that government entities will choose to provide digital government services or continue to provide digital government services at current levels, or that they will provide such services with private assistance or by adopting our model. Generally, under our enterprise-wide transaction-based business model, we initially generate a high proportion of our revenues from the transaction-based services we provide on behalf of a limited number of government agencies within a state, while other agencies consider participating in the portal. If any of our partner agencies within a state are dissatisfied with even one of the many services we provide, it may negatively affect our ability to convince additional agencies to partner with us or retain our enterprise agreement. The failure to secure contracts with certain government agencies, particularly those agencies that control motor vehicle driver history records, could result in revenue levels insufficient to support a portal’s operations on a self-sustained, profitable basis.

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

We earn a high proportion of our revenues and related accounts receivable from a limited number of services and customers. A significant portion of our revenues is derived from data resellers’ use of our portals to access motor vehicle driver history records for the automobile insurance industry. Transaction-based fees charged for access to motor vehicle driver history records in various states accounted for approximately 33% of our total consolidated revenues for the year ended December 31, 2016. One of these data resellers, LexisNexis Risk Solutions, accounted for approximately 22% of our total consolidated revenues during this period, or approximately three-quarters of our revenues from motor vehicle driver history records. In addition, LexisNexis Risk Solutions accounted for approximately 21% of our consolidated accounts receivable at December 31, 2016. While fees charged for access to motor vehicle driver history records are currently expected to continue to account for a significant portion of our consolidated revenues in the near future, regulatory changes or the development or increased use of alternative information sources, such as credit scoring, could materially reduce our revenues from this service. Our contracts with data resellers generally may be terminated at any time after a 30-day notice and may be terminated immediately at the option of any party in certain circumstances. Furthermore, our credit risk may increase in the event any data resellers experience liquidity or solvency issues. We generally do not require collateral to secure accounts receivable. A reduction in revenues from currently popular services or an inability to collect a major portion of our accounts receivable would harm our business, results of operations, cash flows, and financial condition, and our liquidity may be adversely affected.

We could suffer significant losses and liability if our or our service providers’ operations, systems or platforms are disrupted or fail to perform properly or effectively.

The continued efficiency and proper functionality of our or our service providers’ technical systems, platforms, and operational infrastructure is integral to our performance. As we grow, we continue to purchase equipment and to upgrade our technology and network infrastructure to handle increased traffic on the digital portals we operate. We may experience occasional system interruptions and delays that make digital government services unavailable or slow to respond and prevent businesses and citizens from accessing information and services on the digital portals we operate. Any such interruptions or delays in the future could cause users to stop visiting the digital portals we operate and could cause our government partners to penalize us financially or terminate agreements with us. Our operations, systems and platforms, or those of our service providers, may also be disrupted or fail due to catastrophic events such as natural disasters, telecommunications failures, power outages, cyber-attacks, terrorist attacks, acts of war or other catastrophic events. If any of these circumstances occurred, our business could be harmed.

The majority of our portal infrastructure and applications are hosted at a leased Computer Data Center (“CDC”) operated by a third-party on servers we own, with a near real-time backup at a similar facility in a different geographic region of the country. Some of our portal infrastructure and applications are physically hosted in each jurisdiction in which we operate on servers that we own or lease, or in a third-party provided cloud environment. CDC servers are virtually segmented by government partner while housing more than one government partner’s services. An outage in one of the servers hosted outside one of the CDCs could affect that government partner’s services. An outage at both of our leased CDCs, or at one CDC and to the connection to our backup facility, could affect more than one government partner’s services. Any of these system failures could harm our business, results of operations, cash flows, and financial condition. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems.

Our business will be adversely affected if we are unable to hire, integrate, train, or retain the qualified personnel needed to operate our business.

Our future success will depend, in part, on the efforts of our executive officers and other key employees, most of whom have extensive experience with us and in our industry. The loss of any of our executives or key employees, even with an adequate succession plan, could harm our business. In addition, we currently expect that we will need to continue to hire additional personnel in all areas, including personnel for new operations in jurisdictions in which we may obtain contracts. We may not be able to retain our current key employees or attract, integrate, or retain other qualified employees in the future. If we do not succeed in attracting new personnel, particularly in the competitive market for information technology professionals, or succeed in integrating, retaining, and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies, and positioning of our government portals and other services. This training will require substantial resources and management attention.

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

We depend on third parties, including subcontractors and prime contractors with whom we engage or collaborate for certain projects, deliverables, and/or financial transaction processes. If these parties fail to satisfy their obligations to us or we are unable to maintain these relationships, our operating results and business prospects could be adversely affected.

In order to satisfy our obligations under contracts, we often engage third parties, including subcontractors, to fulfill certain requirements. We also use third parties to ensure that our services and solutions integrate with the software, systems, or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver and implement our solutions in a timely manner depends on our ability to retain and maintain relationships with subcontractors, vendors, and service providers and the ability of these third parties to meet their obligations in a timely manner, as well as on our effective oversight of their performance. If any third-party fails to perform on a timely basis the agreed-upon services, our ability to fulfill our obligations may be jeopardized. Third-party performance deficiencies could result in the termination of our contract for default. A termination for default could expose us to liability for damages and have an adverse effect on our business prospects, results of operations, cash flows, and financial condition and our ability to compete for future contracts and orders.

In addition, we may act as subcontractor to a third-party prime contractor in order to secure new projects. Subcontracting arrangements where we are not the prime contractor pose unique risks to us because we may not have control over the customer relationship, and our ability to generate revenue under such subcontracts depends on the prime contractor, its performance and relationship with the customer, and its relationship with us. We could suffer losses in the event a prime contract under which we serve as a subcontractor is terminated, whether for non-performance by the prime contractor or otherwise. Upon a termination of the prime contract, our subcontract will similarly terminate, and the resulting contract loss could have an adverse effect on our business prospects, results of operations, cash flows, and financial condition and our ability to compete for future contracts and orders.

Potential future acquisitions involve inherent risks that may materially adversely affect our business and results of operations.

In order to expand our operations and grow our market and client base, we may seek and complete strategic business acquisitions and other combinations in the future. Acquisitions have inherent risks which may have a material adverse effect on our business and results of operations. In particular,

•	The pursuit of acquisitions and execution of integration plans may divert the attention of our management from other key responsibilities;

•	We may fail to successfully integrate the business and financial operations, business culture, services, intellectual property, solutions or personnel of an acquired business;

•	We may assume unanticipated liabilities and contingencies;

•	We may substantially reduce our cash position, become significantly leveraged as a result of incurring debt or issue additional equity to finance one or more acquisitions; and

•	Our earnings per share may be diluted as a result of acquisitions.

If we fail to identify suitable potential acquisition candidates, fail to successfully integrate acquired businesses or to fail to implement our business strategies with respect to these acquisitions, we may not be able to achieve projected results or support the amount of consideration paid for such acquired businesses, and our business and results of operations may be materially adversely affected.

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

Our future success will depend on our ability to enhance and improve the responsiveness, functionality, and features of our services in accordance with industry standards and to address the increasingly sophisticated technological needs of our customers on a cost-effective and timely basis. Our ability to remain competitive will depend, in part, on our ability to:

•	enhance and improve the responsiveness, functionality, and other features of the government services we offer;

•	continue to develop our technical expertise;

•	develop and introduce new services, applications, and technology to meet changing customer needs and preferences; and

•	influence and respond to emerging industry standards and other technological changes in a timely and cost-effective manner.

We cannot ensure that we will be successful in responding to the above technological and industry challenges in a timely and cost-effective manner. If we are unable to integrate new technologies and industry standards effectively, our business could be harmed.

Our intellectual property rights are valuable and any inability to protect them could harm our company.

We regard our intellectual property as important to our success. We rely on a combination of nondisclosure and other contractual arrangements and policies with governments, our employees, prime contractors, subcontractors, vendors and other third parties, copyrights and privacy and trade secret laws to protect and limit the distribution of the proprietary applications, documentation and processes we have developed in connection with the services we offer. Despite our precautions, third parties may succeed in misappropriating our intellectual property or independently developing similar intellectual property. If we fail to adequately protect our intellectual property rights and proprietary information, if we utilize open source software in a manner that places proprietary source code in the public domain, or if we become involved in litigation relating to our intellectual property rights and proprietary technology, our business could be harmed. Any actions we take may not be adequate to protect our proprietary rights, and other companies may develop technologies that are similar or superior to our proprietary technology.

Because we have certain outsourced portal contracts that contain indemnification provisions, we may suffer monetary liability and damages if claims arise under such contracts. In addition, any failure to meet our obligations under a contract, whether or not there is a claim for which we are liable, may result in reputational damage.

Performance deficiencies by us or our third-party vendors, including subcontractors, could result in a default under one or more of our contracts, which could expose us to liability and have an adverse effect on our business prospects, on our financial condition, and on our ability to compete for future outsourced portal contracts. Further, under certain of our outsourced portal contracts, we are required to fully indemnify our government partners against claims arising from our performance or the performance of our third-party vendors, including subcontractors. If we fail to meet our contractual obligations, if our performance or our third-party vendors’ performance gives rise to claims, if our government partners are otherwise held liable for claims related to the services provided under our contracts, or if our government partners seek to hold us liable for claims or damages related to the services provided under our contracts, we could be subject to legal liability, monetary damages and loss of customer relationships. Additionally, in many of our contracts, our government partners do not indemnify us from losses related to their performance or non-performance.

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

Although we believe that our current financial resources and cash generated from operations will be sufficient to meet our present working capital and capital expenditure requirements and potential dividend payments for at least the next 12 months we may need to raise additional capital before this period ends to further:

•	fund operations, if unforeseen costs or revenue shortfalls arise;

•	support our expansion into other states and federal government agencies beyond what is contemplated if unforeseen opportunities arise;

•	expand our product and service offerings beyond what is contemplated if unforeseen opportunities arise;

•	fund acquisitions;

•	respond to unforeseen competitive pressures; and

•	acquire technologies beyond what is contemplated.

Our future liquidity and capital requirements will depend upon numerous factors, including the success of our existing and new service offerings and potentially competing technological and market developments. However, any projections of future cash flows are subject to substantial uncertainty. If current cash, lines of credit, and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities, issue debt securities, or draw on the unused portion of our line of credit. If we need to obtain new debt or equity financing in the future, the terms and availability of such financing may be impacted by economic and financial market conditions, as well as our financial condition and results of operations at the time we seek additional financing. The sale of additional equity securities could result in dilution to our stockholders. From time to time, we expect to evaluate the acquisition of or investment in businesses and technologies that complement our various digital government businesses. Acquisitions or investments might affect our liquidity requirements or cause us to sell additional equity securities or issue debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If adequate funds were not available on acceptable terms, our ability to develop or enhance our applications and services, take advantage of future opportunities, or respond to competitive pressures would be significantly limited. This limitation could harm our business, results of operations, cash flows, and financial condition.

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

Our future revenues and results of operations may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, and any of which may harm our business. These factors include:

•	the commencement, completion, or termination of contracts during any particular quarter;

•	the introduction of new services by us or our competitors;

•	technical difficulties or system downtime affecting the operation of our services;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;

•	unexpected changes in federal, state and local legislation that increase our costs and/or result in a temporary or permanent decrease in our revenues;

•	the seasonal use of some of our services, particularly the accessing of motor vehicle driver history records;

•	changes in economic conditions;

•	the result of negative cash flows due to capital investments; and

•	the incurrence of significant charges related to acquisitions.

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

Our payment of dividends in the future is subject to a number of risks and uncertainties, and any failure to pay dividends in the future or any reduction in the amount of future dividend payments may adversely affect our stockholders.

Although our Board of Directors has approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, regular quarterly cash dividends, the payment of future dividends is subject to a number of risks and uncertainties, and we may not pay quarterly dividends in the same amounts or at all in the future. Our Board monitors and evaluates our dividend practice quarterly and may elect to increase, decrease or not pay a dividend at any time. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants associated with our line of credit. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant. Any future decisions to reduce or discontinue paying cash dividends to our stockholders could cause the trading price for our common stock to decline and could adversely affect our stockholders.

We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future.

We may become subject to claims alleging infringement of third-party intellectual property rights. Our portal contracts require us to indemnify our government partners for infringing software we build or use. Any claims could subject us to costly litigation, and may require us to pay damages and develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of the alleged infringement. Licenses for such intellectual property may not be available on acceptable terms or at all. Litigation regarding intellectual property rights is common in the internet and software industries. We expect third-party infringement claims involving internet technologies and software products and services to continue to increase. If an infringement claim is filed against us, we may be prevented from using certain technologies and may incur significant costs resolving the claim. We cannot ensure that our applications and services do not infringe on the intellectual property rights of third parties. In addition, we have agreed, and expect that we may agree in the future, to indemnify certain of our partners against claims that our services infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our partners against infringement claims.

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

Our cash primarily includes cash on hand in the form of bank deposits. We maintain our cash with major financial institutions. Deposits with these financial institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2016, the amount of cash covered by FDIC deposit insurance was $8.4 million, and $118.6 million of cash was above the FDIC deposit insurance limits. These balances and our liquidity could be affected if one or more of the financial institutions with which we deposit funds fails or becomes subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurance that access to our liquidity will not be impacted or that we will not lose deposited funds in excess of FDIC insurance limits as a result of the failure or insolvency of any these financial institutions or adverse conditions in the financial and credit markets.

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

Each government entity with which we contract for outsourced portal services may have the authority to require an independent audit of our performance and financial management of contracted operations in each respective state. The scope of audits could include inspections of income statements, balance sheets, fee structures, collections practices, service levels, security practices, and our compliance with contract provisions and applicable laws, regulations, and standards. The expansion of our operations into new markets and services may further expose us to requirements and potential liabilities under additional statutes and rules that have previously not been relevant to our business. We cannot ensure that a future audit will not find any material performance deficiencies that would result in an adjustment to our revenues and result in financial penalties. Moreover, any consequent negative publicity could harm our reputation among other governments with which we would like to contract. All of these factors could harm our business, results of operations, cash flows, and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal administrative office occupies a total of approximately 42,000 square feet of leased space at 25501 West Valley Parkway, Suite 300, Olathe, Kansas 66061. All of our subsidiaries also lease their facilities. We do not own any real property and do not currently anticipate acquiring real property or buildings in the foreseeable future.

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

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$20.02	$14.48
Second Quarter	21.98	17.06
Third Quarter	23.82	21.76
Fourth Quarter	25.90	21.65

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$18.11	$15.16
Second Quarter	18.50	16.18
Third Quarter	20.28	15.84
Fourth Quarter	20.90	17.38

As of February 8, 2017, there were approximately 218 holders of record of shares of our common stock.

Dividend Policy

On November 1, 2016, our Board of Directors approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, regular quarterly cash dividends of $0.08 per share, beginning with the declaration and payment in the first quarter of 2017. While our Board of Directors currently intends to authorize the payment of regular quarterly cash dividends on our common stock, the Board monitors and evaluates our dividend practice quarterly and may elect to increase, decrease or not pay a dividend at any time. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants associated with our line of credit.

Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.

Dividends

On January 30, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of March 7, 2017. The dividend, which is expected to total approximately $5.3 million, will be paid on March 21, 2017, out of the Company’s available cash.

On November 1, 2016, our Board of Directors declared a special cash dividend of $0.65 per share, payable to stockholders of record as of November 16, 2016. The dividend, totaling approximately $43.3 million, was paid on December 9, 2016, out of our available cash.

On November 2, 2015, our Board of Directors declared a special cash dividend of $0.55 per share, payable to stockholders of record as of November 13, 2015. The dividend, totaling approximately $36.5 million, was paid on January 4, 2016, out of our available cash.

Performance Graph

The performance graph below compares the annual change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2011, and ending on December 31, 2016 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of: (a) the NASDAQ Composite (U.S.) Index, and (b) a Peer Group described below assuming a $100 investment on December 31, 2011. On January 3, 2012, we paid a special cash dividend of $0.25 per share; on December 5, 2012, we paid a special cash dividend of $0.25 per share; on January 2, 2014, we paid a special cash dividend of $0.35 per share; on November 20, 2014, we paid a special cash dividend of $0.50 per share; on January 4, 2016, we paid a special cash dividend of $0.55 per share; and on December 9, 2016, we paid a special cash dividend of $0.65 per share, all of which are included in the presentation of our performance. We did not pay any other dividends on our common stock during the period commencing on December 31, 2011, and ending on December 31, 2016. The stock price performance on the graph below is not necessarily indicative of our future stock price performance.

Total Return Analysis	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
NIC Inc.	$100.00	$127.13	$193.50	$146.17	$159.90	$205.02
NASDAQ Composite	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63
Peer Group	$100.00	$112.13	$176.08	$175.90	$231.22	$231.38

While not all of the 15 companies in the Peer Group provide services exclusively to governments, each company has a business focus, customer focus or business model generally similar to that of NIC. The Peer Group is comprised of: ACI Worldwide, Inc. (ACIW), j2 Global, Inc. (JCOM), CoStar Group, Inc. (CSGP), Blackbaud, Inc. (BLKB), Liquidity Services, Inc. (LQDT), Tyler Technologies, Inc. (TYL), Perficient, Inc. (PRFT), Bottomline Technologies, Inc. (EPAY), DHI Group, Inc. (DHX), LogMeIn, Inc. (LOGM), Ebix, Inc. (EBIX), LivePerson, Inc. (LPSN), VASCO Data Security International, Inc. (VDSI), Stamps.com, Inc. (STMP), and XO Group, Inc. (XOXO). As a result of being acquired in 2016, Higher One Holdings, Inc. (ONE) and EPIQ Systems, Inc. (EPIQ) were removed from the Peer Group.

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

Share Repurchases

During the fourth quarter of 2016, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 9, 2016	186	$23.00	N/A	N/A
October 13, 2016	309	22.60	N/A	N/A
October 28, 2016	690	22.70	N/A	N/A
November 5, 2016	266	22.60	N/A	N/A
Total	1,451	22.73	N/A	N/A

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K (amounts in thousands in the tables below, except per share data).

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Income Data:
Total revenues	$317,915	$292,376	$272,097	$249,279	$210,172
Operating income before income taxes	77,858	67,295	63,014	52,559	43,176
Net income	55,833	41,979	39,058	32,038	26,339
Net income per share - basic	0.84	0.63	0.59	0.49	0.40
Net income per share - diluted	0.84	0.63	0.59	0.49	0.40

	December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Total assets	$240,862	$241,237	$172,039	$179,974	$145,140
Long-term debt (includes current portion
of notes payable/capital lease obligations)	-	-	-	-	-
Dividends declared per share:
November 1, 2016	0.65	-	-	-	-
November 2, 2015	-	0.55	-	-	-
October 27, 2014	-	-	0.50	-	-
October 28, 2013	-	-	-	0.35	-
November 5, 2012	-	-	-	-	0.25
Total stockholders' equity	133,903	115,806	104,137	91,936	78,924

As further discussed in Note 8 to the Consolidated Financial Statements included in this Form 10-K, we declared a special cash dividend in November 2016 totaling approximately $43.3 million, which was paid out of our available cash in December 2016; we declared a special cash dividend in November 2015 totaling approximately $36.5 million, which was paid out of our available cash in January 2016; we declared a special cash dividend in October 2014 totaling approximately $33.0 million, which was paid out of our available cash in November 2014; we declared a special cash dividend in October 2013 totaling approximately $23.0 million, which was paid out of our available cash in January 2014; we declared a special cash dividend in November 2012 totaling approximately $16.3 million, which was paid out of our available cash in December 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautions about Forward-Looking Statements

Statements in this Annual Report on Form 10-K regarding NIC Inc. and its subsidiaries (referred to herein as “the Company”, “NIC”, “we”, “our” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts and new projects under existing portal contracts, statements of assumptions underlying such statements, statements relating to possible future dividends and statements of our intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this 2016 Annual Report on Form 10-K.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, our success in renewing existing contracts and in signing contracts with new states and with federal and state government agencies; our ability to successfully increase the adoption and use of digital government services; the possibility of security breaches or disruptions through cyber attacks or other events and any resulting liability; our ability to implement new contracts and any related technology enhancements in a timely and cost-effective manner; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; continued favorable government legislation; acceptance of digital government services by businesses and citizens; competition; general economic conditions; and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of this 2016 Annual Report on Form 10-K. Investors should read all of these discussions of risks carefully.

All forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this report. We will not update the information in this 2016 Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

What We Do – An Executive Summary

We are a leading provider of digital government services that help governments use technology to provide a higher level of service to businesses and citizens and increase efficiencies. We accomplish this currently through two channels: our primary outsourced portal businesses and our software & services businesses.

In our primary outsourced portal business, we generally enter into contracts primarily with state and local governments to design, build, and operate internet-based enterprise-wide portals on their behalf. We typically enter into multi-year contracts and manage operations for each government partner through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our portals consist of websites and applications that we build, which allow businesses and citizens to access government information through multiple online channels, including mobile, and complete secure transactions. These transactions include applying for a permit, retrieving government records, or filing a government-mandated form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments. We do this by marketing portal services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the government portals. Our unique business model allows us to generate revenues by sharing in the fees collected from online transactions. Our partners benefit because they reduce their financial and technological risks, increase their operational efficiencies, and gain a centralized, customer-focused presence on the internet, while businesses and citizens gain a faster, more convenient, and more cost-effective means to interact with governments.

On behalf of our government partners, we enter into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services we provide and the division of revenues between us and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We typically own all the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the applications and digital government services we built only in its own state. However, certain proprietary customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to a number of our government partners on a software-as-a-service (“SaaS”) basis, and thus would not be included in any royalty-free license. If our contract expires after a defined term or if our contract is terminated by our government partner for cause, the government agency would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. We also provide certain payment processing services on a SaaS basis to a few private sector entities and to state and local agencies in states where we do not maintain an enterprise-wide outsourced portal contract, and may continue to market these services to other entities in the future. Historically, revenues from these services have not been significant, but have grown in recent years. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

Our objective is to strengthen our position as the leading provider of digital government services. Key strategies to achieve this objective include:

●
Renew all current outsourced government contracts – First and foremost, we will strive to obtain renewal of all currently profitable outsourced government contracts. We currently have 8 contracts under which we provide enterprise-wide outsourced portal and digital government services, as well as our contract with the Federal Motor Carrier Safety Administration, that have expiration dates within the 12-month period following December 31, 2016.

●
Win new government contracts – A key objective of ours is to win new contracts with federal, state and local government agencies. We continue to invest in business development and marketing efforts, including a combination of strategic advertising and public relations initiatives. We have responded to several active procurement opportunities and realized significant benefits from our investments, including contracts with new government partners in recent years. As previously disclosed, during the third quarter of 2014, our subsidiary, Louisiana Interactive, LLC signed a master contract with the state of Louisiana Division of Administration, Office of Technology Services (“Louisiana Division”) to provide certain digital government services for a pilot period commencing during the first quarter of 2015. During the second quarter of 2016, the pilot period was completed successfully and the Louisiana Division exercised its option pursuant to the master contract to receive enterprise-wide digital government services from Louisiana Interactive, LLC as the state of Louisiana’s official government portal provider through January 28, 2020.

Our goal is to continue expanding our number of government partners by leveraging our strong relationships with current government partners and our reputation for providing proven digital government solutions. We intend to continue marketing our services to new governments in federal, state and local jurisdictions. Our expansion efforts include developing relationships and sponsors throughout an individual government entity, pursuing strategic technology alliances, making presentations at conferences of government executives with responsibility for information technology policy and developing contacts with organizations that act as forums for discussions between these executives.

●
Increase transactional revenues from our existing government portals – Part of our strategy is to increase transactional revenues from our existing government portals by building new applications and services, taking successful applications and services and implementing them in our other government portal states and increasing the adoption of existing portal applications and services within each state where we operate. We intend to accomplish this with new service offerings, increased operational focus and expanded marketing initiatives. In addition, we will work closely with the governance authority for each of our partner portals to evaluate the pricing of new and existing services to encourage higher usage and increase revenue streams. We plan to continue our development of new secure online transactional services that enable government agencies to interact more effectively and efficiently with businesses, citizens and other government agencies through multiple online channels, including mobile. We will continue to work with government agencies, professional associations and other organizations to better understand the current and future needs of our customers. We will continue to work with our government partners to create awareness of the online alternatives to traditional government interaction through initiatives such as informational brochures and inclusion of website information on government communication materials. In addition, we will continue to update our portals to highlight new government service information provided on the portals. We plan to work with professional associations to directly and indirectly communicate to their members the potential convenience, ease of use and other benefits of the services our portals offer.

In addition to overall portal revenue growth, which includes both organic revenue growth and growth from new portal contracts, an important financial metric that we use to gauge our success in increasing transactional revenues in our existing portal businesses is same state revenue growth. We define same state revenues as those from states in operation and generating comparable revenues for two full periods.

Our long-term goal is to grow same state revenues at our historical average of approximately 8-10% per year. Same state portal revenues grew 9% in 2016 compared to 8% in 2015. Revenues from interactive government services, or IGS, primarily consist of transaction fees generated by means other than from providing electronic access to motor vehicle driver history records, or DHR. As IGS revenues continue to become a larger component of overall portal revenues, our growth in same state IGS revenues becomes more important to our overall growth as a company. Same state IGS revenues grew 12% in 2016 compared to 11% in 2015. As further discussed below, the increase in same state IGS revenue growth rate in 2016 was primarily due to the deployment and increased adoption of key revenue generating services in certain portals.

Growth in DHR revenues is also an important factor in our goal for overall same state revenue growth. Historically, DHR price increases have been relatively infrequent, and our ability to grow same state DHR revenues has been limited, as such revenues have been driven by broader economic factors outside of our control. Absent DHR price increases, same state DHR revenue growth has historically ranged from flat to 4% per year. Same state DHR revenues increased by 2% in 2016 compared to 5% in 2015. As further discussed below, the higher growth rate in 2015 was mainly due to a DHR price increase in one state portal that became effective in the first quarter of 2015 and the launch of a new DHR monitoring service in another state portal in the second quarter of 2015.

●
Continue to grow profitability – In addition to driving same state revenue growth, part of our strategy is to increase profitability by driving cost containment efforts throughout the Company and maintaining a lean organizational structure that fosters entrepreneurial decision-making and innovation, and accentuates the potential financial leverage of our business model.

An important financial metric that we use to gauge our portal profitability is portal gross profit percentage, or gross profit rate, which is calculated by dividing portal gross profit (portal revenues minus cost of portal revenues, excluding depreciation and amortization) by portal revenues. Our portal gross profit rate was 39% for all periods presented. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal businesses (which we believe also benefits our stockholders).

We also view selling & administrative expenses, expressed as a percentage of total consolidated revenues, to be an important indicator of the relative year-over-year growth in our corporate level expenses. Selling & administrative expenses as a percentage of total consolidated revenues were 15% for 2016 and 2015, and 14% for 2014.

Finally, our consolidated operating income margin (operating income before income taxes divided by total consolidated revenues) is an important measure of our overall profitability. This metric was 24% in 2016, up from 23% in 2015 and 2014.

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

Our outsourced portal businesses

We categorize our portal revenues according to the underlying source of revenue. A brief description of each category follows:

●
IGS: mainly consists of transaction fees from interactive government services, referred to as IGS, from sources other than digital access to motor vehicle driver history records, for transactions conducted by business users and consumer users through our portals and which are generally recurring. For a representative listing of the IGS applications we currently offer through our portals, refer to Part I, Item 1 in this Form 10-K.

●
DHR: mainly consists of transaction fees from driver history records, referred to as DHR, for providing digital access to motor vehicle driver history records from our state portals to data resellers, insurance companies, and other pre-authorized customers on behalf of our state partners, and which are generally recurring.

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

●
Portal management: these are revenues from the performance of fixed fee portal management services for our current government partner in the state of Indiana and former government partners in the states of Delaware (contract expired on March 31, 2015) and Arizona (contract expired on March 26, 2014) and which are generally recurring.

The highest volume, most commercially valuable service we offer is digital access to driver history records. This service accounted for approximately 33%, 35% and 35% of our total consolidated revenues in 2016, 2015 and 2014, respectively. We currently believe that while this service will continue to be an important source of revenue, its contribution as a percentage of total consolidated revenues on an individual portal basis will decline modestly as other sources grow. LexisNexis Risk Solutions, which resells these records to the auto insurance industry, accounted for approximately 22%, 23% and 24% of our total consolidated revenues in 2016, 2015 and 2014, respectively. In addition, we offer a service in several of our states for online motor vehicle registration and licensing. This service accounted for approximately 14%, 13% and 12% of our total consolidated revenues in 2016, 2015 and 2014, respectively.

In our outsourced portal businesses for 2016, IGS revenues represented approximately 59% of portal revenues, DHR revenues represented approximately 35%, portal software development and services revenues represented approximately 4% and portal management revenues represented approximately 2%. Approximately 72% of our IGS and DHR revenues related to business-to-government transactions and approximately 28% related to citizen-to-government transactions.

Transaction-based revenues from our outsourced state portal business units are highly correlated to state population, but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises, and the government entity’s development of policy and information technology infrastructure supporting digital government.

LexisNexis Risk Solutions and other data resellers and companies who access DHR records have entered into contracts with the portals our subsidiaries operate to request these records from the various states with which we have contracts. Under the terms of these contracts, we provide data resellers with driver’s license and traffic records that vary by contract, for fees per record requested. The fees charged to all entities that access DHR records are the same for records of a particular state. We typically collect the entire fee, of which a certain portion is remitted to the state by statute. These contracts are generally self-renewing until canceled by one side or the other, and generally may be terminated at any time after a 30-day notice. These contracts may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, these contracts are immediately terminable if the state statute allowing for the public release of these records is repealed.

We charge for digital access to records on a per-record basis and, depending upon government policies, also on a fixed or sliding scale bulk basis. Our fees are set by negotiation with the government agencies that control the records and are typically approved by a government sanctioned oversight authority. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit. We have limited control over the level of fees we are permitted to retain. We recognize revenues from transactions (primarily transaction-based information access fees and filing fees) on an accrual basis net of the transaction fee due to the government, and we bill certain end-user customers, including high-volume DHR data resellers to the auto insurance industry, on a monthly basis. We typically receive a majority of payments within 25 days of billing and remit payment to governments within 30 to 45 days of the transaction. The fees that we collect on behalf of government agencies for data access are accrued as accounts receivable and accounts payable at the time revenue from the access of public information is recognized. We typically must remit a certain amount or percentage of these fees to government agencies regardless of whether we ultimately collect the fees. The pricing of transactions varies by the type of transaction and by state.

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

Our software & services businesses

NIC Federal currently earns a significant portion of its revenues from its contract with the FMCSA to develop and manage the PSP for motor carriers nationwide, using a transaction-based business model. NIC Federal recognizes revenues from this contract (primarily transaction-based information access fees) when the services are provided at the time of the transactions. NIC Federal also earns a portion of its revenues from fixed fee and time and materials application development and outsourced maintenance contracts with other government agencies and recognizes revenues as services are provided.

Critical Accounting Policies and Estimates

Many estimates and assumptions involved in the application of generally accepted accounting principles have a material impact on our reported financial condition and operating performance and on the comparability of such reported information over different reporting periods. A critical accounting policy is one which is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Our significant accounting policies and recent accounting pronouncements not yet adopted are described in Note 2 to the Consolidated Financial Statements included in this Form 10-K. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Note that the preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Uncertain tax positions

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. We are also subject to periodic audits by government tax authorities of our income tax returns. We are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Notes 2 and 9 to the Consolidated Financial Statements included in this Form 10-K for additional detail on our uncertain tax positions and related accounting policies. Had our uncertain tax positions changed by 10% from our estimated liability at December 31, 2016, the financial impact would have been approximately $0.7 million, or 0.8%, of our pretax income for the year ended December 31, 2016.

Stock-based compensation

We measure stock-based compensation cost for service-based restricted stock awards at the grant date based on the calculated fair value of the award, and recognize an expense over the employee’s requisite service period (generally the vesting period of the grant). We measure stock-based compensation cost for performance-based restricted stock awards at the date of grant, based on the fair value of shares expected to be earned at the end of the performance period, and recognize an expense ratably over the performance period based upon the probable number of shares expected to vest. We also estimate and exclude compensation cost related to awards not expected to vest based upon estimated forfeitures. Measuring stock-based compensation of performance-based restricted stock awards requires judgment, including estimating the probable number of shares expected to vest. In addition, estimating the number of performance-based restricted stock awards expected to be earned is dependent on our expectations of future operating results over a specified performance period in relation to specified performance criteria. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Notes 2 and 10 to the Consolidated Financial Statements included in this Form 10-K for additional detail on our stock-based compensation and related accounting policies.

Financial Analysis of Years Ended December 31, 2016, 2015 and 2014

In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Form 10-K.

Due to the expiration of our contracts with the states of Iowa and Delaware on November 30, 2016 and March 31, 2015, respectively, the operating results for these portals have been removed from the same state category for the year ended December 31, 2016. In addition, our Tennessee portal contract currently expires on March 31, 2017. Due to the ongoing transition of services back to the state throughout the fourth quarter of 2016, the operating results for our Tennessee portal have also been removed from the same state category for the year ended December 31, 2016. Furthermore, the operating results for our new Louisiana portal have been excluded from the same state category because it had not generated revenues for two full comparable periods.

Results of Operations

Key Financial Metrics	2016	2015	2014
Revenue growth - outsourced portals	9%	7%	9%
Same state revenue growth - outsourced portals	9%	8%	8%
Recurring portal revenue as a % of total portal revenues	96%	96%	95%
Gross profit % - outsourced portals	39%	39%	39%
Revenue growth - software & services	11%	15%	16%
Gross profit % - software & services	72%	71%	71%
Selling & administrative expenses as a % of total revenues	15%	15%	14%
Operating income margin % (operating income as a % of total revenues)	24%	23%	23%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

Portal Revenues Analysis	2016	% Change	2015	% Change	2014
IGS	$174,470	12%	$155,164	11%	$139,716
DHR	105,463	4%	101,506	6%	95,753
Portal software development and services	11,965	7%	11,187	(8%)	12,205
Portal management	5,100	(10%)	5,645	(30%)	8,070
Total	$296,998	9%	$273,502	7%	$255,744

Portal revenues in 2016 increased 9%, or approximately $23.5 million, over 2015, mainly due to (i) an 8%, or $22.5 million, increase in same state portal revenues (portals in operation and generating revenues for two full comparable periods); and (ii) a 1%, or approximately $3.2 million, increase in revenues from our new Louisiana portal (including revenues from the pilot program). In second quarter 2016, the Louisiana portal successfully completed the pilot program and began generating DHR revenues in July 2016. These increases were partially offset by a 1%, or approximately $1.5 million, decrease in revenues from our Tennessee portal due to the ongoing transition of services back to the state in anticipation of the March 31, 2017 contract expiration date. Furthermore, revenues from our Delaware and Iowa portals decreased $0.6 million and $0.1 million, respectively, due to contract expirations on March 31, 2015 and November 30, 2016, respectively.

The increase in same state portal revenues in 2016 was mainly due to higher revenues from our Maryland, Wisconsin and Kentucky portals, among others. Same state IGS revenues increased 12% in 2016 compared to 11% in 2015. The increase in same state IGS revenues in 2016 was due to higher revenues from the deployment and increased adoption of several key services, including motor vehicle registrations in Colorado and Maryland, hunting and fishing licensing in Wisconsin, business registration and tax filings in Maryland and payment processing in Kentucky. Same state DHR revenues grew 2% in 2016 compared to 5% in 2015. The decrease in same state DHR revenue growth in 2016 was mainly due to lower transaction volumes in certain state portals and to the anniversary of a DHR monitoring service in one state portal which launched in the second quarter of 2015. Same state portal software development and services revenues increased 19% in 2016 mainly due to higher project-based revenues from our Indiana and Wisconsin portals, among others.

Portal revenues in 2015 increased 7%, or approximately $17.8 million, over 2014, due mainly to an 8%, or approximately $19.1 million, increase in same state portal revenues. The increase in revenues from our newer portal in Connecticut ($1.3 million) was offset by a decrease in revenues from our Arizona and Delaware portals totaling approximately $2.6 million due to contract expirations, as further discussed above.

The increase in same state portal revenues in 2015 was mainly due to higher revenues from our Colorado, Wisconsin and Texas portals, among others. Same state IGS revenues increased 11% in 2015 compared to 9% in 2014. The increase in same state IGS revenues in 2015 was due to higher revenues from the deployment and increased adoption of several key services, including vital record searches in Texas and motor vehicle registrations in Colorado. Same state IGS revenues were negatively impacted in 2015 by a decline in revenues from our Texas portal totaling approximately $0.7 million due to a change in legislation that affected revenues from a vehicle inspection service with the Texas Department of Public Safety. Same state DHR revenues grew 5% in 2015 compared to 7% in 2014. The higher growth in 2014 was mainly due to a DHR price increase in one of our state portals that became effective in the third quarter of 2013, price increases in two other state portals that became effective in the second quarter of 2014, and higher transaction volumes across several portals in 2014. The increase in same state DHR revenues in 2015 was mainly due to DHR price increases in two of our state portals, as described above, a price increase in another state portal that became effective in the first quarter of 2015, as well as a new DHR monitoring service in one of our state portals, which launched in the second quarter of 2015. Same state portal software development and services revenues decreased 8% in 2015 mainly due to lower project-based revenues from our Texas, Arkansas and Montana portals, among others.

COST OF PORTAL REVENUES. In the analysis below, we have categorized our cost of portal revenues between fixed and variable costs (in thousands), with the corresponding percentage increase from the prior year period. Fixed costs include costs such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, telecommunications, provision for losses on accounts receivable, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Variable costs consist of costs that vary with our level of portal revenues and primarily include interchange fees required to process credit/debit card and automated clearinghouse transactions and, to a lesser extent, costs associated with revenue share arrangements with our state partners.

Cost of Portal Revenues Analysis	2016	% Change	2015	% Change	2014
Fixed costs	$109,670	3%	$106,722	5%	$101,224
Variable costs	70,617	15%	61,444	12%	54,961
Total	$180,287	7%	$168,166	8%	$156,185

Cost of portal revenues in 2016 increased 7%, or approximately $12.1 million, over 2015 due mainly to a 7%, or approximately $12.3 million, increase in same state costs. Cost of portal revenues in 2016 from our new Louisiana portal (including costs incurred during the pilot program) increased $0.7 million over 2015. These increases were partially offset by a decrease of approximately $0.3 million in costs from our Tennessee portal due to the ongoing transition of services back to the state in anticipation of the March 31, 2017 contract expiration date. Furthermore, cost of portal revenues from our Delaware and Iowa portals decreased $0.4 million and $0.2 million, respectively, due to contract expirations, as further discussed above.

The increase in same state cost of portal revenues in 2016 was primarily attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above, and, to a lesser extent, higher employee compensation and benefit costs.

A significant percentage of our IGS revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a portion of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

Cost of portal revenues in 2015 increased 8%, or approximately $12.0 million, over 2014 due mainly to a 7%, or approximately $11.5 million, increase in same state costs, an increase in costs from our newer portal in Connecticut ($0.6 million) and start-up costs from the Louisiana pilot ($1.2 million). These increases were partially offset by a decrease in costs from our Delaware and Arizona portals totaling approximately $1.3 million due to contract expirations, as further discussed above.

The increase in same state cost of portal revenues in 2015 was partially attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above, and to higher employee compensation and benefit costs across various portals. In addition, in 2015 our Texas portal incurred non-recurring third-party service costs resulting from the change in legislation affecting the vehicle inspection service, as further discussed above.

Our portal gross profit percentage was 39% for all periods presented. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our portal operations (which we believe also benefits our stockholders).

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase from the prior year period.

Software & Services Revenues Analysis	2016	% Change	2015	% Change	2014
NIC Federal	$14,156	9%	$12,938	19%	$10,902
Other	6,761	14%	5,936	9%	5,451
Total	$20,917	11%	$18,874	15%	$16,353

Software & services revenues in 2016 and 2015 increased 11% and 15%, or approximately $2.0 million and $2.5 million, respectively, due mainly to higher revenues from our contract with the FMCSA ($1.1 million in 2016 and $1.7 million in 2015) as a result of increased adoption of the PSP, and higher revenues from various other software & services businesses, primarily payment processing ($0.9 million in 2016 and $0.8 million in 2015).

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues in 2016 and 2015 increased 10% and 14%, or approximately $0.5 million and $0.6 million, respectively, due mainly to higher interchange fees incurred as a result of higher revenues in our payment processing businesses, and to higher employee compensation and benefit costs.

Our software & services gross profit percentage was 72% in 2016 and 71% in 2015 and 2014. The higher gross profit percentage in 2016 was mainly due to higher revenues from the PSP and other payment processing services, as further discussed above.

SELLING & ADMINISTRATIVE. As a percentage of total consolidated revenues, selling & administrative expenses were 15% in 2016 and 2015 and 14% in 2014. Selling & administrative expenses in 2016 and 2015 increased 9% and 11%, or approximately $4.0 million and $4.2 million, respectively, mainly due to higher personnel, software maintenance and other costs to support and enhance corporate-wide information technology, centralized applications, security, and portal operations. Furthermore, selling & administrative expenses increased in 2016 and 2015 due to higher sales & marketing expenses for personnel related to federal and state business development.

DEPRECIATION & AMORTIZATION. As a percentage of total consolidated revenues, depreciation & amortization expenses were 2% in 2016 and 3% in 2015 and 2014. Depreciation & amortization expense in 2016 and 2015 decreased 20% and 9%, or approximately $1.6 million and $0.8 million, respectively, due mainly to capital expenditures made in prior years for certain of our outsourced portal businesses and for our centralized hosting environment becoming fully depreciated in 2016 and 2015. We will continue to make key information technology infrastructure and security investments to support the long-term expansion of our portal business.

INCOME TAXES. Our effective tax rate was approximately 28% in 2016 and 38% in 2015 and 2014. Our lower effective tax rate in 2016 was due mainly to favorable benefits related to the domestic production activities deduction, the federal research and development credit, an adjustment to certain deferred tax liabilities related to a previous acquisition of a business, and the filing of our 2014 and 2013 amended federal income tax returns during the fourth quarter of 2016. Our 2016 effective tax rate is not indicative of our expected annual tax rate in future periods. We currently expect our effective tax rate will range from 36% to 37% in fiscal 2017.

During the third quarter of 2016, we completed a study of qualifying activities for the domestic production activities deduction and began recognizing tax benefits for the deduction. In 2016, we recognized tax benefits, included in our income tax provision for 2016, of approximately $1.5 million for the 2016 tax year and approximately $1.4 million for the 2015 tax year related to the domestic production activities deduction.

During the fourth quarter of 2016, we amended our 2014 and 2013 federal income tax returns and recognized tax benefits, included in our income tax provision for 2016, of approximately $1.2 million for the 2014 tax year and $1.0 million for the 2013 tax year, related to the domestic production activities deduction. (See Note 9 to the Consolidated Financial Statements included in this Form 10-K).

Liquidity and Capital Resources

Operating activities

Net cash provided by operating activities was $78.4 million in 2016 compared to $50.8 million in 2015. The increase in net cash provided by operating activities in 2016 was mainly the result of (i) an increase in net income, excluding non-cash charges for depreciation & amortization, deferred income taxes and stock-based compensation, and (ii) the timing of collections for accounts receivable primarily at our Texas portal, including the vehicle inspection service, and at our Montana and Colorado portals, among others, partially offset by the timing of payments to our government partners primarily in Colorado, Montana and Alabama, among others. Furthermore, the timing of accounts receivable collections and payments to our government partners in Louisiana, our newest portal, also contributed to the increase in net cash provided by operating activities in 2016.

Net cash provided by operating activities was approximately $50.8 million in 2015 compared to $51.3 million in 2014. The decrease in cash flow from operating activities in 2015 was mainly the result of the timing of collections for accounts receivable primarily at our Texas portal, including the vehicle inspection service, and at our Colorado and Montana portals, among others, and the timing of payments to our government partners primarily in Colorado, Alabama and Montana, among others.

Investing activities

Net cash used in investing activities in 2016, 2015 and 2014 was approximately $8.2 million, $5.4 million and $6.9 million, respectively. Investing activities in 2016, 2015 and 2014 primarily consisted of approximately $5.6 million, $4.4 million and $5.4 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses including additional capital expenditures in our newer state portals and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment.

Furthermore, in 2016, 2015 and 2014, we capitalized approximately $2.6 million, $1.0 million and $1.5 million, respectively, of internal-use software development costs primarily related to the enhancement of centralized customer management, billing and payment processing systems that support our business operations and accounting systems.

Financing activities

Net cash used in financing activities of approximately $41.6 million in 2016 reflects the payment of approximately $43.3 million for the special cash dividend we paid on December 9, 2016, partially offset by approximately $1.1 million in proceeds from our employee stock purchase program and excess tax deductions of approximately $0.6 million related to stock-based compensation.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $125.0 million at December 31, 2016, from $106.6 million at December 31, 2015. The increase in our working capital was primarily due to cash generated from operating activities and the timing of payments to our government partners. Our current ratio, defined as current assets divided by current liabilities, was 2.3 and 1.9 at December 31, 2016 and 2015, respectively.

At December 31, 2016, our unrestricted cash balance was $127.0 million compared to $98.4 million at December 31, 2015. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and dividend payments (if any) for at least the next 12 months without the need for additional capital. We have a $10 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.1 million in available capacity to issue additional letters of credit and $9.1 million of unused borrowing capacity at December 31, 2016 under the Credit Agreement. We were in compliance with all of the financial covenants under the Credit Agreement at December 31, 2016. (See Note 6 to the Consolidated Financial Statements included in this Form 10-K)

We issue letters of credit as collateral for an office lease, and to a much lesser extent, as collateral for performance on one of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. We had unused outstanding letters of credit totaling approximately $0.9 million at December 31, 2016. We are not currently required to cash collateralize these letters of credit.

At December 31, 2016, we were bound by performance bond commitments totaling approximately $6.3 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds. Had we been required to post 100% cash collateral at December 31, 2016 for the face value of all performance bonds, letters of credit and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $8.3 million and would have been classified as restricted cash.

We currently expect our capital expenditures to range from $8.0 million to $9.0 million in fiscal 2017, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our outsourced portal businesses including equipment upgrades and enhancements in our Texas portal, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment. We currently expect our capitalized internal-use software development costs to range from $3.0 million to $4.0 million. This estimate includes costs related to the enhancement of centralized customer management, billing and payment processing systems that support our business operations and accounting systems.

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

On January 30, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of March 7, 2017. The dividend, which is expected to total approximately $5.3 million, will be paid on March 21, 2017, out of the Company’s available cash.

On November 1, 2016, our Board of Directors declared a $0.65 per share special cash dividend totaling approximately $43.3 million that was paid out of our available cash on December 9, 2016. On November 2, 2015, our Board of Directors declared a $0.55 per share special cash dividend totaling approximately $36.5 million that was paid out of our available cash on January 4, 2016. On October 27, 2014, our Board of Directors declared a $0.50 per share special cash dividend totaling approximately $33.0 million that was paid out of our available cash on November 20, 2014. We do not believe these dividends will have a significant effect on our future liquidity needs.

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

Off-balance sheet arrangements and contractual obligations

We had unused outstanding letters of credit totaling approximately $0.9 million at December 31, 2016.

The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2016 (in thousands):

		Payments Due by Period
		Less than 1			More than
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$17,876	$5,368	$8,134	$3,612	$762
Income tax uncertainties	6,599	-	6,599	-	-
Total contractual cash obligations	$24,475	$5,368	$14,733	$3,612	$762

While we have significant operating lease commitments for office space, except for our headquarters those commitments are generally tied to the period of performance under related portal contracts.

We have income tax uncertainties of approximately $6.6 million at December 31, 2016. These obligations are classified as noncurrent on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years as reflected in the table above. However, the ultimate timing of resolution is uncertain. See Notes 2 and 9 to the Consolidated Financial Statements included in this Form 10-K for further discussion on income taxes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NIC Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2015 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended at December 31, 2015, present fairly, in all material respects, the financial position of NIC Inc. and its subsidiaries as of December 31, 2015 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
February 23, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of NIC Inc. and Subsidiaries

We have audited NIC Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). NIC Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, NIC Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of NIC Inc. and Subsidiaries as of December 31, 2016, and the related consolidated statement of income, changes in stockholders’ equity and cash flows for year then ended of NIC Inc. and Subsidiaries and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 22, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of NIC Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of NIC Inc. and Subsidiaries as of December 31, 2016, and the related consolidated statement of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NIC Inc. and Subsidiaries at December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NIC Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 22, 2017

NIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$127,009,072	$98,388,249
Cash restricted for payment of dividend	-	36,455,955
Trade accounts receivable, net	82,721,636	80,362,227
Prepaid expenses & other current assets	15,032,933	12,583,536
Total current assets	224,763,641	227,789,967
Property and equipment, net	9,726,210	9,332,791
Intangible assets, net	3,588,370	2,266,675
Deferred income taxes, net	2,306,595	1,421,453
Other assets	476,854	426,484
Total assets	$240,861,670	$241,237,370

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$73,251,952	$61,132,765
Accrued expenses	23,395,042	20,985,853
Dividend payable	-	36,455,955
Other current liabilities	3,150,251	2,597,602
Total current liabilities	99,797,245	121,172,175

Other long-term liabilities	7,161,728	4,259,175
Total liabilities	106,958,973	125,431,350

Commitments and contingencies (Notes 2, 3, 6, 7 and 9)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000,000 shares authorized,
65,981,689 and 65,636,707 shares issued and outstanding	6,598	6,564
Additional paid-in capital	106,669,417	100,929,461
Retained earnings	27,226,682	14,869,995
Total stockholders' equity	133,902,697	115,806,020
Total liabilities and stockholders' equity	$240,861,670	$241,237,370

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
Revenues:
Portal revenues	$296,997,797	$273,502,323	$255,743,418
Software & services revenues	20,916,873	18,873,973	16,353,153
Total revenues	317,914,670	292,376,296	272,096,571
Operating expenses:
Cost of portal revenues, exclusive of depreciation &
amortization	180,286,900	168,166,011	156,185,335
Cost of software & services revenues, exclusive of
depreciation & amortization	5,957,777	5,431,967	4,783,606
Selling & administrative	47,062,871	43,098,323	38,936,541
Depreciation & amortization	6,749,133	8,385,413	9,177,018
Total operating expenses	240,056,681	225,081,714	209,082,500
Operating income before income taxes	77,857,989	67,294,582	63,014,071
Income tax provision	22,024,490	25,316,059	23,955,852
Net income	$55,833,499	$41,978,523	$39,058,219

Basic net income per share	$0.84	$0.63	$0.59
Diluted net income per share	$0.84	$0.63	$0.59

Weighted average shares outstanding:
Basic	65,913,027	65,554,655	65,223,549
Diluted	65,966,457	65,639,682	65,277,758

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2014	64,992,587	$6,500	$88,396,700	$3,533,087	$91,936,287
Net income	-	-	-	39,058,219	39,058,219
Dividends declared	-	-	-	(32,977,016)	(32,977,016)
Dividend equivalents on performance-based restricted
stock awards	-	-	-	(173,693)	(173,693)
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	35,496	-	35,496
Restricted stock vestings	357,960	36	72,483	-	72,519
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(115,443)	(12)	(2,276,235)	-	(2,276,247)
Stock-based compensation	-	-	6,103,898	-	6,103,898
Excess tax deductions relating to stock-based compensation	-	-	1,184,860	-	1,184,860
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	65,678	-	65,678
Issuance of common stock under employee stock purchase plan	68,101	7	1,106,770	-	1,106,777
Balance, December 31, 2014	65,303,205	6,531	94,689,650	9,440,597	104,136,778
Net income	-	-	-	41,978,523	41,978,523
Dividends declared	-	-	-	(36,455,955)	(36,455,955)
Dividend equivalents on performance-based restricted
stock awards	-	-	-	(158,652)	(158,652)
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	16,941	65,482	82,423
Restricted stock vestings	364,380	36	73,905	-	73,941
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(106,206)	(11)	(1,838,162)	-	(1,838,173)
Stock-based compensation	-	-	6,440,841	-	6,440,841
Excess tax deductions relating to stock-based compensation	-	-	412,617	-	412,617
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	2,288	-	2,288
Issuance of common stock under employee stock purchase plan	75,328	8	1,131,381	-	1,131,389
Balance, December 31, 2015	65,636,707	6,564	100,929,461	14,869,995	115,806,020
Net income	-	-	-	55,833,499	55,833,499
Dividends declared	-	-	-	(43,301,232)	(43,301,232)
Dividend equivalents on performance-based restricted
stock awards	-	-	-	(202,118)	(202,118)
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	-	26,538	26,538
Restricted stock vestings	389,591	39	135,398	-	135,437
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(119,585)	(12)	(2,137,270)	-	(2,137,282)
Stock-based compensation	-	-	5,997,384	-	5,997,384
Excess tax deductions relating to stock-based compensation	-	-	590,165	-	590,165
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	40,143	-	40,143
Issuance of common stock under employee stock purchase plan	74,976	7	1,114,136	-	1,114,143
Balance, December 31, 2016	65,981,689	$6,598	$106,669,417	$27,226,682	$133,902,697

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$55,833,499	$41,978,523	$39,058,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	6,749,133	8,385,413	9,177,018
Stock-based compensation expense	5,997,384	6,440,841	6,103,898
Deferred income taxes	(885,142)	(1,917,994)	(897,137)
Loss on disposal of property and equipment	23,817	98,181	174,497
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(2,359,409)	(22,894,679)	(4,649,196)
(Increase) decrease in prepaid expenses & other current assets	(2,449,397)	(1,082,199)	67,056
(Increase) decrease in other assets	(50,370)	19,567	(156,083)
Increase in accounts payable	12,119,187	19,730,242	2,326,103
(Decrease) in accrued expenses	(1,398)	(603,735)	(3,450,041)
Increase (decrease) in other current liabilities	552,649	(305,277)	2,627,655
Increase in other long-term liabilities	2,902,553	909,355	900,344
Net cash provided by operating activities	78,432,506	50,758,238	51,282,333

Cash flows from investing activities:
Purchases of property and equipment	(5,646,404)	(4,453,495)	(5,380,800)
Proceeds from sale of property and equipment	7,767	3,600	400
Capitalized internal use software development costs	(2,576,122)	(991,543)	(1,478,623)
Net cash used in investing activities	(8,214,759)	(5,441,438)	(6,859,023)

Cash flows from financing activities:
Cash dividends on common stock	(43,301,232)	-	(32,977,016)
Cash restricted for payment of dividend	-	(36,455,955)	-
Proceeds from employee common stock purchases	1,114,143	1,131,389	1,106,777
Excess tax deductions related to stock-based compensation	590,165	412,617	1,184,860
Net cash used in financing activities	(41,596,924)	(34,911,949)	(30,685,379)

Net increase in cash	28,620,823	10,404,851	13,737,931
Cash, beginning of period	98,388,249	87,983,398	74,245,467
Cash, end of period	$127,009,072	$98,388,249	$87,983,398

Supplemental cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$273,305	$678	$102,088
Cash payments:
Income taxes paid	$19,846,653	$27,222,391	$25,059,316
Cash dividends on common stock previously restricted for payment of dividend	$36,455,955	$-	$22,982,447

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

NIC Inc. (the “Company” or “NIC”) is a leading provider of digital government services that help governments use technology to provide a higher level of service to businesses and citizens and increase efficiencies. The Company accomplishes this currently through two channels: its primary outsourced portal businesses and its software & services businesses.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating outsourced portals on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide software development and services, other than outsourced portal services, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation and benefits (including stock-based compensation), fees required to process credit/debit card and automated clearinghouse transactions, subcontractor labor costs, telecommunications, provision for losses on accounts receivable, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative expenses consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all non-customer service related costs from the Company’s software & services businesses, including compensation and benefits, information systems and office rent. Selling & administrative expenses also consist of management incentive compensation, including stock-based compensation, and corporate-level expenses for market development and public relations.

 Certain amounts in the consolidated statements of cash flows included in cash flows from operating activities for the years ended December 31, 2015 and 2014 were reclassified to conform to the current year presentation. The reclassifications had no effect on net cash provided by operating activities, total cash flows, net income or the balance sheet as of and for the years ended December 31, 2015 and 2014.

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

The Company’s allowance for doubtful accounts at December 31, 2016 and 2015 was approximately $0.4 million and $0.5 million, respectively.

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

The Company periodically evaluates the carrying value of property and equipment to be held and used when events and circumstances indicate the carrying value may not be fully recoverable. The carrying value of property and equipment is considered impaired when the anticipated undiscounted cash flow from the asset group is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flow discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. The Company did not record any material impairment losses on property and equipment during the periods presented.

Software development costs and intangible assets

The Company expenses as incurred all employee costs to start up, operate, and maintain government portals on an outsourced basis as costs of performance under the contracts because, after the completion of a defined contract term, the government entity with which the Company contracts typically receives a perpetual, royalty-free license to the applications the Company developed, excluding applications provided on a Software-as-a-Service (“SaaS”) basis. Such costs are included in cost of portal revenues in the consolidated statements of income.

The Company accounts for the costs of developing internal use computer software in accordance with authoritative accounting guidance for internal use computer software, whereby certain costs of developing internal use computer software are capitalized and amortized over their estimated useful life. For internal use computer software, the estimated economic life is typically 36 months from the date the software is placed in production. At December 31, 2016 and 2015, such costs are included in intangible assets in the consolidated balance sheets.

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

Revenue from service contracts to provide portal consulting, application development, and management services to governments are recognized on a gross basis as the services are provided at rates provided for in the contract.

Amounts received prior to providing services are recorded as unearned revenue. At each balance sheet date, the Company makes a determination as to the portion of unearned revenue that will be earned within one year and records that amount in other current liabilities in the consolidated balance sheets. The remainder, if any, is recorded in other long-term liabilities. Unearned revenues at December 31, 2016 and 2015 were approximately $1.1 million and $0.9 million, respectively, and were recorded in other current liabilities in the consolidated balance sheets.

Software & services revenues

The Company’s software & services revenues primarily include revenues from subsidiaries that provide software development and services, other than outsourced portal services, to state and local governments as well as federal agencies. The Company’s subsidiary, NIC Federal, LLC (“NIC Federal”) currently earns a significant portion of its revenues from its contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using a transaction-based business model. NIC Federal recognizes revenue from its contract with the FMCSA (primarily transaction-based information access fees) when the services are provided at the time of the transactions. NIC Federal also earns a portion of its revenues from fixed fee and time and materials application development and outsourced maintenance contracts with other government agencies and recognizes revenues as the services are provided.

Stock-based compensation

The Company measures stock-based compensation cost for service-based restricted stock awards at the grant date based on the calculated fair value of the award, and recognizes an expense on a straight-line basis over the employee’s requisite service period for the entire award (generally the vesting period of the grant). The Company measures stock-based compensation cost for performance-based restricted stock awards at the date of grant, based on the fair value of shares expected to be earned at the end of the performance period, and recognizes an expense ratably over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures (See Note 10).

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

The Company does not recognize a tax benefit for uncertain tax positions unless management’s assessment concludes that it is “more likely than not” that the position is sustainable, based on its technical merits. If the recognition threshold is met, the Company recognizes a tax benefit based upon the largest amount of the tax benefit that is more likely than not probable, determined by cumulative probability, of being realized upon settlement with the taxing authority. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of income.

Fair value of financial instruments

The carrying values of the Company’s accounts receivable and accounts payable approximate fair value.

Comprehensive income

The Company has no components of other comprehensive income or loss and, accordingly, the Company’s comprehensive income is the same as its net income for all periods presented.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.6 million at December 31, 2016, 2015 and 2014. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	December 31,
	2016	2015	2014
Numerator:
Net income	$55,833,499	$41,978,523	$39,058,219
Less: Income allocated to participating securities	(492,396)	(384,246)	(368,668)
Net income available to common stockholders	$55,341,103	$41,594,277	$38,689,551
Denominator:
Weighted average shares - basic	65,913,027	65,554,655	65,223,549
Performance-based restricted stock awards	53,430	85,027	54,209
Weighted average shares - diluted	65,966,457	65,639,682	65,277,758

Basic net income per share:
Net income	$0.84	$0.63	$0.59

Diluted net income per share:
Net income	$0.84	$0.63	$0.59

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring the financial stability of those institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At December 31, 2016, the amount of cash covered by FDIC deposit insurance was approximately $8.4 million, and approximately $118.6 million of cash was above the FDIC deposit insurance limit.

The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. At December 31, 2016 and 2015, LexisNexis Risk Solutions accounted for approximately 21% and 17%, respectively, of the Company’s total accounts receivable.

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

Recently issued accounting pronouncements

Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new standard will be effective for the Company beginning January 1, 2020, with early adoption permitted beginning January 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the new standard and the estimated impact it will have on the Company’s financial statements.

Stock Compensation

In March 2016, the FASB issued a new standard which simplifies several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for the annual reporting period beginning January 1, 2017, including interim periods within that reporting period. The Company will adopt the new standard in the first quarter of 2017 and does not believe it will have a material impact on the Company’s financial statements.

Leases

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The standard is effective for the annual reporting period beginning January 1, 2019, including interim periods within that reporting period. The Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early application is permitted. The Company is currently evaluating the effects that the standard will have on its consolidated financial statements, which the Company anticipates could be significant, due mainly to its non-cancellable leases for office space. As further described in Note 7, Commitments and Contingencies, as of December 31, 2016, the Company had minimum lease commitments under non-cancellable operating leases totaling $17.9 million.

Revenue from Contracts with Customers

In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires expanded disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective approach). The standard is effective for the annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The Company currently expects it will adopt the standard using the modified retrospective approach during the first quarter of 2018.

The Company has established an implementation team that has completed a preliminary impact assessment of the new standard and a scoping of its revenues sources by type of service provided under its contracts with customers. The Company continues to assess the standard and is currently evaluating a sample of customer contracts for each revenue source to determine the estimated impact the standard will have on the Company’s sources of revenue and financial statements.

3. OUTSOURCED GOVERNMENT CONTRACTS

Outsourced portal contracts

The Company’s outsourced government portal contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government. The Company’s primary business obligation under these contracts is generally to design, build, and operate internet-based portals on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company enters into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. The Company has limited control over the level of fees it is permitted to retain.

The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the government portals, and generally owns all of the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the applications and digital government services built by the Company only in its own state. However, certain proprietary customer management, billing and payment processing software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to a number of government partners on a SaaS basis, and thus would not be included in any royalty-free license. If the Company’s contract expires after a defined term or if its contract is terminated by a government partner for cause, the government agency would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 15 contracts under which the Company provides enterprise-wide outsourced portal and digital government services, as well as the Company’s contract with the FMCSA can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 63% of the Company’s total consolidated revenues for the year ended December 31, 2016. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee in order to continue to use the Company’s applications in its portal.

Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At December 31, 2016, the Company was bound by performance bond commitments totaling approximately $6.3 million on certain outsourced portal contracts (See Note 6).

The following is a summary of the portals in each state through which the Company provides enterprise-wide outsourced portal and digital government services to multiple government agencies:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Louisiana Interactive, LLC	www.louisiana.gov (Louisiana)	2015	1/28/2020
Connecticut Interactive, LLC	www.ct.gov (Connecticut)	2014	1/9/2020
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2018 (8/10/2019)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2017 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	5/1/2020 (5/1/2022)
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2018
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2021 (6/30/2024)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2019
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2018
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	3/1/2017
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	7/1/2017 (7/1/2019)
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	3/31/2017 (3/31/2020)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2019 (12/31/2020)
NICUSA, TN Division	www.TN.gov (Tennessee)	2000	3/31/2017
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2019 (3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2017
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2019
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2018
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/31/2017 (7/31/2018)
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	4/1/2019 (4/1/2021)
Kansas Information Consortium, LLC	www.Kansas.gov (Kansas)	1992	12/31/2022 (annual 1-year renewal options)

Outsourced federal contract

The Company’s subsidiary NIC Federal has a contract with the FMCSA to develop and manage the FMCSA’s PSP for motor carriers nationwide, using the Company’s transaction-based business model. During the third quarter of 2016, the FMCSA exercised the first of its two one-year renewal options, extending the current contract through August 31, 2017, with one remaining one-year renewal option.

Any renewal of the contract with the FMCSA beyond the current term is at the option of the FMCSA and the contract can be terminated by the FMCSA without cause on a specified period of notice.

Expiring contracts

There are currently 8 contracts under which the Company provides enterprise-wide outsourced portal and digital government services, as well as the Company’s contract with the FMCSA, that have expiration dates within the 12-month period following December 31, 2016. Collectively, revenues generated from these contracts represented approximately 23% of the Company’s total consolidated revenues for the year ended December 31, 2016. Although certain of these contracts have renewal provisions, any renewal is at the option of the Company’s government partner. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which the Company’s subsidiary, NICUSA Inc. (“NICUSA”), manages the state of Tennessee’s official government portal expires on March 31, 2017. During the third quarter of 2016, the state informed NICUSA that it will let its contract with NICUSA expire and intends to transition services in-house. As a result, NICUSA has been providing transition services as required by the contract, and may do so for a period of time following contract expiration to the extent requested by agencies of the state. For the years ended December 31, 2016, 2015 and 2014, revenues from the Tennessee portal contract were approximately $7.5 million, $9.0 million and $8.9 million, respectively.

The contract under which the Company’s subsidiary, Iowa Interactive, LLC (“II”), managed the state of Iowa’s official government portal expired on June 30, 2016. II provided transition services as required by the contract through November 30, 2016. For the years ended December 31, 2016, 2015 and 2014, revenues from the Iowa portal contract were approximately $1.6 million, $1.8 million and $2.0 million, respectively.

As previously disclosed, the contract under which the Company’s subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. For the years ended December 31, 2015 and 2014, revenues from the Delaware portal contract were approximately $0.6 million and $2.4 million, respectively.

As previously disclosed, the Company’s subsidiary, NICUSA, chose not to respond to a request for proposal issued by the state of Arizona for a new contract. NICUSA provided transition services as required by the contract through the March 26, 2014 final expiration date of the contract. For the year ended December 31, 2014, revenues from the Arizona portal contract were approximately $0.8 million.

4. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following at December 31:

	December 31, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value

Internal use capitalized software	$10,045,476	$(6,457,106)	$3,588,370	$7,657,843	$(5,391,168)	$2,266,675

Amortization expense for internal use capitalized software totaling approximately $1.3 million, $1.1 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, is included in depreciation & amortization in the consolidated statements of income. The total estimated intangible asset amortization expense in future years is as follows:

Fiscal Year
2017	$1,592,750
2018	1,226,142
2019	769,478
$3,588,370

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31:

	2016	2015
Equipment	$31,426,199	$29,573,499
Purchased software	11,780,739	11,269,384
Furniture and fixtures	5,468,207	5,127,814
Leasehold improvements	2,072,790	1,956,822
	50,747,935	47,927,519
Less accumulated depreciation	(41,021,725)	(38,594,728)
Property and equipment, net	$9,726,210	$9,332,791

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was approximately $5.5 million, $7.3 million and $8.2 million, respectively.

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

The Company was in compliance with each of these covenants at December 31, 2016. The Company issues letters of credit mainly as collateral for an office lease, and to a much lesser extent, as collateral for performance on one of its outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $0.9 million at December 31, 2016. The Company was not required to cash collateralize these letters of credit at December 31, 2016. The Company had $4.1 million in available capacity to issue additional letters of credit and $9.1 million of unused borrowing capacity at December 31, 2016 under the Credit Agreement. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. The Credit Agreement also includes an accordion feature that allows the Company to increase the available capacity under the Credit Agreement to $50.0 million, subject to securing additional commitments from the bank.

The Company has a $1.0 million line of credit with a bank in conjunction with a corporate credit card agreement.

At December 31, 2016, the Company was bound by performance bond commitments totaling approximately $6.3 million on certain outsourced government portal contracts.

7. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company and its subsidiaries lease office space and certain equipment under noncancellable operating leases. Future minimum lease payments under all noncancellable operating leases at December 31, 2016 are as follows:

Fiscal Year
2017	$5,367,746
2018	4,847,845
2019	3,286,281
2020	2,299,448
2021	1,312,860
Thereafter	761,884
Total minimum lease payments	$17,876,064

Rent expense for operating leases for the years ended December 31, 2016, 2015 and 2014 was approximately $4.9 million, $4.5 million and $4.3 million, respectively.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently a party to any material legal proceedings.

8. STOCKHOLDERS’ EQUITY

Dividend policy

On November 1, 2016, the Company’s Board of Directors approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, regular quarterly cash dividends of $0.08 per share, beginning with the declaration and payment of a cash dividend in the first quarter of 2017.

Dividends

On January 30, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of March 7, 2017. The dividend, which is expected to total approximately $5.3 million, will be paid on March 21, 2017, out of the Company’s available cash.

On November 1, 2016, the Company’s Board of Directors declared a special cash dividend of $0.65 per share, payable to stockholders of record as of November 16, 2016. The dividend, totaling approximately $43.3 million, was paid on December 9, 2016 on 65,977,356 outstanding shares of common stock. A dividend equivalent of $0.65 per share was also paid simultaneously on 639,924 unvested shares of service-based restricted stock. The dividend was paid out of the Company’s available cash.

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

In addition, holders of performance-based restricted stock accrued dividend equivalents, for each of the dividends declared noted above, that could be earned and become payable in the form of additional shares of common stock at the end of the respective performance period to the extent that the underlying shares of performance-based restricted stock were earned.

9. INCOME TAXES

  The provision for income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current income taxes:
Federal	$20,431,326	$23,876,233	$21,736,860
State	2,478,306	3,357,820	3,116,129
Total	22,909,632	27,234,053	24,852,989
Deferred income taxes:
Federal	(856,060)	(1,753,577)	(871,249)
State	(29,082)	(164,417)	(25,888)
Total	(885,142)	(1,917,994)	(897,137)
Total income tax provision	$22,024,490	$25,316,059	$23,955,852

Certain amounts for deferred income taxes for the years ended December 31, 2015 and 2014 were reclassified to current income taxes in the reconciliation of the Company’s income tax provision to conform to the 2016 presentation. The reclassifications had no effect on the Company’s total income tax provision for the years ended December 31, 2015 and 2014.

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31:

	2016	2015
Deferred tax assets:
Stock-based compensation	$1,899,479	$2,175,291
Federal benefit of state uncertain tax positions	1,391,773	1,110,917
Accrued vacation	1,035,354	894,591
Deferred rent	275,105	233,326
State net operating loss carryforwards	222,024	457,485
Allowance for doubtful accounts	159,507	178,015
Other	298,231	326,138
	5,281,473	5,375,763
Less: Valuation allowance	(188,710)	(412,821)
Total	5,092,763	4,962,942
Deferred tax liabilities:
Property and equipment & capitalized internal use software development costs	(2,786,168)	(2,422,259)
Gain on acquisition of business	-	(1,119,230)
Total	(2,786,168)	(3,541,489)
Net deferred tax asset	$2,306,595	$1,421,453

The Company has identified certain estimated state net operating loss (“NOL”) carryforwards that it might be unable to use. Based on a review of applicable state tax statutes, the Company concluded that there is substantial doubt it would be able to realize the full amount of certain estimated NOL carryforwards in states where the Company cannot file a consolidated income tax return or where future taxable income will not be sufficient to utilize the state NOL before it expires. As a result, the Company recorded a deferred tax asset valuation allowance totaling approximately $0.2 million and $0.4 million, respectively, at December 31, 2016 and 2015.

See Note 10 for discussion of the accounting for income tax deductions relating to the vesting of restricted stock.

The following table reconciles the statutory federal income tax rate and the effective income tax rate indicated by the consolidated statements of income:

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
Domestic production activities deductions	(8.7)	-	-
Federal and state tax credits	(2.0)	(1.2)	(1.2)
State income taxes	1.4	2.1	2.2
Uncertain tax positions	3.3	0.9	1.1
Nondeductible expenses	0.6	1.0	1.2
Other	(1.3)	(0.2)	(0.3)
Effective federal and state income tax rate	28.3%	37.6%	38.0%

The Company’s lower effective tax rate in 2016 was due mainly to favorable benefits related to the domestic production activities deduction, the federal research and development credit, an adjustment to certain deferred tax liabilities related to a previous acquisition of a business and the filing of the Company’s 2014 and 2013 amended federal income tax returns during the fourth quarter of 2016.

During the third quarter of 2016, the Company completed its study of qualifying activities for the domestic production activities deduction and began recognizing tax benefits for the deduction upon the filing of its fiscal 2015 federal income tax return. The Company recognized tax benefits, included in its income tax provision for 2016, of approximately $1.5 million for the 2016 tax year and approximately $1.4 million for the 2015 tax year, related to the domestic production activities deduction.

During the fourth quarter of 2016, the Company amended its federal income tax returns for the 2014 and 2013 tax years and recognized tax benefits, included in its income tax provision for 2016, of approximately $1.2 million for the 2014 tax year and $1.0 million for the 2013 tax year, related to the domestic production activities deduction.

The following table provides a reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits (included in other long-term liabilities in the consolidated balance sheets) for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Balance at January 1	$3,721,022	$2,797,671	$1,760,434
Additions for tax positions of prior years	1,754,327	338,123	112,459
Additions for tax positions of current years	1,588,823	1,093,963	1,072,333
Expiration of the statute of limitations	(439,207)	(365,762)	(126,918)
Reductions for tax positions of prior years	(25,687)	(142,973)	(20,637)
Balance at December 31	$6,599,278	$3,721,022	$2,797,671

The increase in the amount of the consolidated liability for unrecognized income tax benefits in 2016 was mainly due to the domestic production activities deduction that the Company began recognizing in 2016.

At December 31, 2016, 2015 and 2014, there were approximately $5.2 million, $2.6 million and $2.0 million, respectively, of unrecognized tax benefits that if recognized would affect the Company’s annual effective tax rate. It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease. However, the Company does not expect such increases or decreases to be material to its financial condition or results of operations.

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

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense in the consolidated statements of income. At December 31, 2016, 2015 and 2014, accrued interest and penalty amounts were not material.

10. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income:

	Year Ended December 31,
	2016	2015	2014
Cost of portal revenues, exclusive of
depreciation & amortization	$1,390,125	$1,404,093	$1,311,827
Cost of software & services revenues,
exclusive of depreciation & amortization	61,529	82,814	47,105
Selling & administrative	4,545,730	4,953,934	4,744,966
Stock-based compensation expense
before income taxes	5,997,384	6,440,841	6,103,898
Income tax benefit	(1,696,542)	(2,423,029)	(2,320,499)
Net stock-based compensation expense	$4,300,842	$4,017,812	$3,783,399

Stock option and restricted stock plans

The Company has a stock compensation plan (the “NIC plan”) to provide for the granting of incentive stock options, non-qualified stock options, or restricted stock awards to encourage certain employees of the Company and its subsidiaries, and directors of the Company to participate in the ownership of the Company and to provide additional incentive for such employees and directors to promote the success of its business through sharing in the future growth of such business.

The NIC plan was amended and restated in May 2014. The May 2014 amendment and restatement, as approved by the Company’s Board of Directors and stockholders, modified the NIC plan to increase the number of shares the Company is authorized to grant under the NIC plan from 14,286,754 to 15,825,223 common shares. The Company made additional non-material changes to the NIC plan in October 2016 to increase grantee tax withholding rights under new accounting rules that become effective for the Company in 2017 (see Note 2). At December 31, 2016, a total of 4,272,878 shares were available for future grants under the NIC plan. The Company did not grant any stock options in 2016, 2015, or 2014, and does not currently anticipate granting stock options in the future. Instead, the Company currently expects to continue to grant only restricted stock awards.

Restricted stock

During 2016, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 275,454 shares with a grant-date fair value totaling approximately $4.9 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, non-employee directors of the Company were granted service-based restricted stock awards totaling 37,400 shares with a grant-date fair value totaling approximately $0.7 million. Such restricted stock awards vest one year from the date of grant.

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

At the end of the three-year period, the executive officers are eligible to receive up to a specified number of shares based upon the Company’s performance relative to these performance criteria over the performance period. In addition, the executive officers will accrue dividend equivalents for any cash dividends declared during the performance period, payable in the form of additional shares of Company common stock, based upon the maximum number of shares to be earned by the executive officers for each performance-based restricted stock award. Such hypothetical cash dividend payment shall be divided by the fair value of the Company’s common stock on the dividend payment date to determine the maximum number of notional shares to be awarded. At the end of the three-year performance period and on the date some or all of the shares are paid under the agreement, a pro rata number of notional dividend shares will be converted into an equivalent number of dividend shares paid and granted to the executive officers based upon the actual number of underlying shares earned during the performance period.

At December 31, 2016, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 24, 2014 ended. Based on the Company’s actual financial results from 2014 through 2016, 59,437 of the shares subject to the awards and 4,945 dividend shares were earned. The remaining 21,503 shares subject to the awards were forfeited.

At December 31, 2015, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 5, 2013 ended. Based on the Company’s actual financial results from 2013 through 2015, 96,732 of the shares subject to the awards and 6,990 dividend shares were earned. The remaining 18,964 shares subject to the awards were forfeited.

At December 31, 2014, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on January 30, 2012 ended. Based on the Company’s actual financial results from 2012 through 2014, 67,239 of the shares subject to the awards and 4,043 dividend shares were earned. The remaining 67,743 shares subject to the awards were forfeited.

A summary of service-based restricted stock activity for the year ended December 31, 2016 is presented below:

	Service-based Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	636,574	$17.06
Granted	319,844	17.67
Vested	(292,859)	15.87
Canceled	(30,108)	17.73
Outstanding at December 31, 2016	633,451	17.89
Expected to vest at December 31, 2016	548,559	17.89

The fair value of service-based restricted stock vested during the years ended December 31, 2016, 2015 and 2014 was approximately $4.6 million, $4.7 million and $3.2 million, respectively. The weighted average grant date fair value per share of service-based restricted stock granted during the years ended December 31, 2016, 2015 and 2014 was $17.67, $16.69 and $18.93, respectively.

A summary of performance-based restricted stock activity for the year ended December 31, 2016 is presented below:

	Performance- based Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	288,456	$17.41
Granted	138,191	17.62
Vested	(96,732)	16.24
Canceled	(18,964)	16.24
Outstanding at December 31, 2016	310,951	17.94
Expected to vest at December 31, 2016	147,048	18.30

The fair value of performance-based restricted stock vested during the years ended December 31, 2016, 2015 and 2014 was approximately $1.6 million, $0.8 million and $0.9 million, respectively. The weighted average grant date fair value per share of performance-based restricted stock granted during the years ended December 31, 2016, 2015 and 2014 was $17.62, $17.11 and $19.41, respectively.

At December 31, 2016, the total intrinsic value of nonvested restricted stock awards expected to vest was approximately $16.6 million. At December 31, 2016, the Company had approximately $7.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock awards. The Company expects to recognize this cost over a weighted average period of approximately two years from December 31, 2016.

Income taxes

The Company is permitted to recognize a credit to additional paid-in capital for federal income tax deductions, or windfall tax benefits, resulting from the vesting of restricted stock if such windfall tax benefits reduce income taxes payable. Following the with-and-without approach for utilization of tax attributes, the Company increased additional paid-in capital for windfall tax benefits totaling approximately $0.6 million, $0.4 million and $1.2 million, respectively, during the years ended December 31, 2016, 2015 and 2014.

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

In the offering period commencing on April 1, 2015 and ending on March 31, 2016, 74,976 shares were purchased at a price of $14.86 per share, resulting in total cash proceeds to the Company of approximately $1.1 million. In the offering period commencing on April 1, 2014 and ending on March 31, 2015, 75,328 shares were purchased at a price of $15.02 per share, resulting in total cash proceeds to the Company of approximately $1.1 million. In the offering period commencing on April 1, 2013 and ending on March 31, 2014, 68,101 shares were purchased at a price of $16.25 per share, resulting in total cash proceeds to the Company of approximately $1.1 million. The current offering period under this plan commenced on April 1, 2016. The closing fair market value of NIC common stock on the first day of the current offering period was $17.99 per share.

The fair values of the offerings were estimated on the dates of grant using the Black-Scholes model using the assumptions in the following table.

	March 31, 2017 Offering	March 31, 2016 Offering	March 31, 2015 Offering
Risk-free interest rate	0.62%	0.27%	0.13%
Expected dividend yield	3.04%	3.07%	3.08%
Expected life	1.0 year	1.0 year	1.0 year
Expected stock price volatility	28.54%	37.86%	35.97%
Weighted average fair value of ESPP rights	$4.40	$4.88	$5.38

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

Defined contribution 401(k) profit sharing plan

The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment and non-full time employees are eligible upon reaching 1,000 hours of service in the relevant period. A discretionary match by the Company of an employee’s contribution of up to 5% of base salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $2.5 million, $2.2 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

11. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Outsourced Portals segment is the Company’s only reportable segment and generally includes the Company’s subsidiaries operating outsourced state and local government portals. The Other Software & Services category primarily includes the Company’s subsidiaries that provide software development and digital government services, other than outsourced portal services, to state and local governments as well as federal agencies. Each of the Company’s businesses within the Other Software & Services category is an operating segment and has been grouped together to form the Other Software & Services category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all operating segments.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the years ended December 31:

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2016
Revenues	$296,997,797	$20,916,873	$-	$317,914,670
Costs & expenses	180,286,900	5,957,777	47,062,871	233,307,548
Depreciation & amortization	3,230,489	76,938	3,441,706	6,749,133
Operating income (loss) before income taxes	$113,480,408	$14,882,158	$(50,504,577)	$77,857,989
2015
Revenues	$273,502,323	$18,873,973	$-	$292,376,296
Costs & expenses	168,166,011	5,431,967	43,098,323	216,696,301
Depreciation & amortization	4,648,870	47,015	3,689,528	8,385,413
Operating income (loss) before income taxes	$100,687,442	$13,394,991	$(46,787,851)	$67,294,582
2014
Revenues	$255,743,418	$16,353,153	$-	$272,096,571
Costs & expenses	156,185,335	4,783,606	38,936,541	199,905,482
Depreciation & amortization	5,305,302	36,999	3,834,717	9,177,018
Operating income (loss) before income taxes	$94,252,781	$11,532,548	$(42,771,258)	$63,014,071

The following table identifies each type of service, customer and portal partner that accounted for 10% or more of the Company’s total consolidated revenues for the years ended December 31:

	Percentage of Total Consolidated Revenues
	2016	2015	2014
Type of Service
Motor Vehicle Driver History Record Retrieval	33%	35%	35%
(This is the highest volume, most commercially
valuable service the Company offers)

Motor Vehicle Registrations	14%	13%	12%

Customer
LexisNexis Risk Solutions	22%	23%	24%
(Resells motor vehicle driver history records
to the insurance industry)

Portal Partner
Texas	20%	21%	22%

12. UNAUDITED QUARTERLY OPERATING RESULTS

The unaudited quarterly information below is subject to seasonal fluctuations resulting in lower portal revenues in the fourth quarter of each calendar year due to the lower number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods.

2016
	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues:			(1)	(2)
Portal revenues	$73,197,007	$75,512,688	$74,997,307	$73,290,795
Software & services revenues	5,192,972	5,297,043	5,375,678	5,051,180
Total revenues	78,389,979	80,809,731	80,372,985	78,341,975
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization	43,615,115	46,123,080	45,139,318	45,409,387
Cost of software & services revenues,
exclusive of depreciation &
amortization	1,412,341	1,445,256	1,495,841	1,604,339
Selling & administrative	11,342,147	11,164,781	11,676,419	12,879,524
Depreciation & amortization	1,664,242	1,736,227	1,673,129	1,675,535
Total operating expenses	58,033,845	60,469,344	59,984,707	61,568,785
Operating income before income taxes	20,356,134	20,340,387	20,388,278	16,773,190
Income tax provision (1) (2)	7,462,326	7,279,180	4,153,733	3,129,251
Net income	$12,893,808	$13,061,207	$16,234,545	$13,643,939

Basic net income per share	$0.19	$0.20	$0.24	$0.20
Diluted net income per share	$0.19	$0.20	$0.24	$0.20

Weighted average shares outstanding:
Basic	65,738,687	65,952,523	65,978,463	65,980,970
Diluted	65,738,687	65,966,307	66,005,657	66,041,126

(1)
The Company’s lower effective tax rate in the third quarter of 2016 (20%) was primarily attributable to favorable benefits related to the domestic production activities deduction and federal research and development credit, which increased basic and diluted earnings per share by approximately $0.05 during the quarter. (See Note 9)

(2)
The Company’s lower effective tax rate in the fourth quarter of 2016 (19%) was primarily attributable to the Company amending its 2014 and 2013 federal income tax returns to recognize favorable benefits related to the domestic production activities deduction, which increased basic and diluted earnings per share by approximately $0.03 during the quarter. (See Note 9)

2015
	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues:
Portal revenues	$65,913,898	$71,030,846	$70,122,162	$66,435,417
Software & services revenues	4,444,725	4,781,930	4,924,120	4,723,198
Total revenues	70,358,623	75,812,776	75,046,282	71,158,615
Operating expenses:
Cost of portal revenues, exclusive of
depreciation & amortization	41,494,301	42,815,102	41,057,942	42,798,666
Cost of software & services revenues,
exclusive of depreciation &
amortization	1,289,860	1,321,259	1,364,726	1,456,122
Selling & administrative	10,537,491	10,818,680	10,576,445	11,165,707
Depreciation & amortization	2,292,118	2,303,571	2,116,319	1,673,405
Total operating expenses	55,613,770	57,258,612	55,115,432	57,093,900
Operating income before income taxes	14,744,853	18,554,164	19,930,850	14,064,715
Income tax provision	5,803,949	7,250,724	7,180,660	5,080,726
Net income	$8,940,904	$11,303,440	$12,750,190	$8,983,989

Basic net income per share	$0.14	$0.17	$0.19	$0.13
Diluted net income per share	$0.14	$0.17	$0.19	$0.13

Weighted average shares outstanding:
Basic	65,387,427	65,587,822	65,617,812	65,621,684
Diluted	65,387,427	65,587,822	65,636,436	65,715,951

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, Independent Registered Public Accounting Firm, has audited the Company's consolidated financial statements and has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, which is included in Item 8.

Changes in Internal Control over Financial Reporting – As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Structure and Practices of the Board of Directors – Corporate Governance Principles and Best Practices and Code of Business Conduct and Ethics, – Committees of the Board, – Nomination of Directors and – Involvement in Certain Legal Proceedings” set forth in the Company’s definitive proxy statement related to its 2017 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics, which applies to all employees, directors and officers, including the Chief Executive Officer and the Chief Financial Officer. The Code of Business Conduct and Ethics is available on the Company’s website at http://www.egov.com/investor-relations/code-of-business-conduct-and-ethics. The Company intends to disclose any changes in or waivers from its Code of Business Conduct and Ethics by posting such information on its website or by filing a Form 8-K with the SEC, as required.

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

Equity Compensation Plan Information

The following table provides information regarding securities to be issued upon the exercise of outstanding options, warrants and rights and securities available for issuance under the Company’s equity compensation plans as of December 31, 2016:

	A		B		C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding as of December 31, 2016		Weighted average exercise price of outstanding options, warrants and rights shown in Column A		Number of securities available for future issuance as of December 31, 2016
Equity compensation plans
approved by stockholders:
Restricted stock awards	-		$-		4,272,878	(1)
Employee stock purchase plan	-	(2)	-	(2)	1,227,731
Equity compensation plans
not approved by stockholders	-		-		-
Total	-		$-		5,500,609

(1)	The amount shown excludes 944,402 shares subject to outstanding unvested restricted stock awards.

(2)
March 31, 2016 was the purchase date of common stock for the most recently completed offering period under the Company’s employee stock purchase plan. Therefore, as of such date, no purchase rights were outstanding. The purchase price for the offering period ended March 31, 2016, was $14.86 per share, and the total number of shares purchased was 74,976.

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

The Consolidated Financial Statements and related Notes, together with the reports of Ernst & Young LLP and PricewaterhouseCoopers LLP, appear in Part II, Item 8, Consolidated Financial Statements and Supplementary Data of this Form 10-K.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIC INC.
Date: February 22, 2017	By:	/s/ Harry Herington
Harry Herington, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Harry Herington	Chairman of the Board and Chief Executive Officer	February 22, 2017
	Harry Herington	(Principal Executive Officer)

	/s/ Stephen M. Kovzan	Chief Financial Officer	February 22, 2017
	Stephen M. Kovzan	(Principal Financial Officer and Principal Accounting Officer)

	Art N. Burtscher*	Lead Independent Director
	Venmal (Raji) Arasu*	Director
	Karen S. Evans*	Director
	Ross C. Hartley*	Director
	C. Brad Henry*	Director
	Alexander C. Kemper*	Director
	William M. Lyons*	Director
	Pete Wilson*	Director

/s/ Harry Herington
Harry Herington
*By	Attorney-in-fact
February 22, 2017

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of NIC Inc., a Delaware corporation (1)
3.2	Bylaws of NIC Inc., a Delaware corporation (2)
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Specimen Stock Certificate of the registrant (3)
10.1	Registrant’s Amended and Restated Employee Stock Purchase Plan (4) **
10.2	Employment agreement between the Registrant and Harry Herington, dated February 5, 2013 (5) **
10.3	Employment agreement between the Registrant and Stephen M. Kovzan, dated February 5, 2013 (6) **
10.4	Employment agreement between the Registrant and Robert W. Knapp, dated February 5, 2013 (7) **
10.5	Employment agreement between the Registrant and Ron E. Thornburgh, dated February 5, 2013 (8) **
10.6	Employment agreement between the Registrant and Jayne Friedland Holland, dated May 5, 2015 (9)**
10.7	Form of NIC Inc. First Amendment to Key Employee Agreement, dated July 27, 2015 (10)**
10.8	NIC Inc. 2014 Amended and Restated Stock Compensation Plan (11) **
10.9	Form of Restricted Stock Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan (12) **
10.10	Form of Stock Option Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan (13) **
10.11	NIC Inc. Compensation Program For Certain Executive Officers (14) **
10.12	NIC Inc. Management Annual Incentive Plan for Senior Executives (15) **
10.13	Form of Performance-Based Restricted Stock Agreement under the NIC Inc. 2014 Amended and Restated Stock Compensation Plan (16) **
10.14	Form of Indemnification Agreement between the registrant and each of its executive officers and directors (17) **
10.15	NIC Sales Commission Bonus Plan, Senior Vice President of Business Development, as amended February 5, 2013 (18) **
10.16	NIC Profit Sharing and Incentive Program, Senior Vice President of Business Development, as amended October 9, 2014 (19) **
10.17	NIC Inc. Executive Incentive Plan (20) **
10.18	Amended and Restated Credit Agreement Dated as of August 6, 2014 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (21)
10.19	Amendment No. 1 to Amended and Restated Credit Agreement, dated July 9, 2015 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (22)
10.20	Amendment No. 2 to Amended and Restated Credit Agreement, dated December 14, 2015 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (23)
10.21	NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, as amended (24) **
10.22	Form of Restricted Stock Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (25) **
10.23	Form of Stock Option Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (26) **
10.24	Form of Performance-Based Restricted Stock Agreement under the NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, (27) **
21.1	Subsidiaries of the registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101
The following financial information from NIC Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014 (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015, and 2014 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

(1)	Incorporated by reference from Exhibit 3.2 to the Form 8-K (File No. 000-26621) filed with the SEC on May 11, 2009 and incorporated herein by reference.
(2)	Incorporated by reference from Exhibit 3.3 to the Form 8-K (File No. 000-26621) filed with the SEC on May 11, 2009 and incorporated herein by reference.
(3)	Incorporated by reference from Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-77939, filed with the SEC on June 18, 1999.
(4)	Filed herewith.
(5)	Incorporated by reference to Exhibit 10.3 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(6)	Incorporated by reference to Exhibit 10.5 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(7)	Incorporated by reference to Exhibit 10.6 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(8)	Incorporated by reference to Exhibit 10.7 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(9)	Incorporated by reference from Exhibit 10.7 to the Form 10-K (File No. 000-26621) filed with the SEC on February 23, 2016.
(10)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on July 28, 2015.
(11)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 3, 2016.
(12)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 3, 2016.
(13)	Incorporated by reference to Exhibit 10.4 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 3, 2016.
(14)	Incorporated by reference to the Form 8-K (File No. 000-26621) filed with the SEC on March 6, 2008.
(15)	Incorporated by reference to Exhibit 10.5 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 3, 2016.
(16)	Incorporated by reference to Exhibit 10.3 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 3, 2016.
(17)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on May 11, 2009.
(18)	Incorporated by reference to Exhibit 10.24 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.
(19)	Incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 000-26621) filed with the SEC on October 14, 2014.
(20)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on May 2, 2012.
(21)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q (File No. 000-26621) filed with the SEC on August 7, 2014.
(22)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on July 9, 2015.
(23)	Incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on December 15, 2015.
(24)	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-136016) filed with the SEC on July 25, 2006.
(25)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 7, 2007.
(26)	Incorporated by reference to Exhibit 10.2 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 7, 2007.
(27)	Incorporated by reference to Exhibit 10.17 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013.

** Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.