Form 10-Q
period 2017-03-31
NIC INC
filed 2017-05-02
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company) Smaller reporting company ☐
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of April 14, 2017, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 66,218,190.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$123,561	$127,009
Trade accounts receivable, net	83,842	82,722
Prepaid expenses & other current assets	12,572	15,033
Total current assets	219,975	224,764
Property and equipment, net	9,571	9,726
Intangible assets, net	4,104	3,588
Deferred income taxes, net	1,395	2,307
Other assets	1,970	477
Total assets	$237,015	$240,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,463	$73,252
Accrued expenses	19,733	23,395
Other current liabilities	3,298	3,150
Total current liabilities	86,494	99,797

Other long-term liabilities	7,745	7,162
Total liabilities	94,239	106,959

Commitments and contingencies (Notes 1 and 2)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
66,218 and 65,982 shares issued and outstanding	7	7
Additional paid-in capital	107,304	106,669
Retained earnings	35,465	27,227
Total stockholders' equity	142,776	133,903
Total liabilities and stockholders' equity	$237,015	$240,862

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended
	March 31,
Revenues:	2017	2016
Portal revenues	$77,198	$73,197
Software & services revenues	5,979	5,193
Total revenues	83,177	78,390
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	47,032	43,615
Cost of software & services revenues, exclusive of depreciation & amortization	1,763	1,413
Selling & administrative	11,660	11,342
Depreciation & amortization	1,613	1,664
Total operating expenses	62,068	58,034
Operating income before income taxes	21,109	20,356
Income tax provision (Notes 1 and 6)	7,124	7,462
Net income	$13,985	$12,894

Basic net income per share	$0.21	$0.19
Diluted net income per share	$0.21	$0.19

Weighted average shares outstanding:
Basic	66,046	65,739
Diluted	66,046	65,739

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Retained Earnings	Total
Balance, January 1, 2017 (previously reported)	65,982	$7	$106,669	$27,227	$133,903
Cumulative effect of adoption of new
accounting standard	-	-	409	(409)	-
Balance, January 1, 2017 (as adjusted)	65,982	7	107,078	26,818	133,903
Net income	-	-	-	13,985	13,985
Restricted stock vestings	270	-	107	-	107
Dividends declared	-	-	-	(5,342)	(5,342)
Dividend equivalents on performance-based restricted
stock awards	-	-	-	(27)	(27)
Dividend equivalents cancelled upon forfeiture of
performance-based restricted stock awards	-	-	-	31	31
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(111)	-	(111)
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(121)	-	(2,574)	-	(2,574)
Stock-based compensation	-	-	1,474	-	1,474
Issuance of common stock under employee stock purchase plan	87	-	1,330	-	1,330
Balance, March 31, 2017	66,218	$7	$107,304	$35,465	$142,776

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Three months ended
	March 31,
		2016
	2017	(as adjusted)
Cash flows from operating activities:
Net income	$13,985	$12,894
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	425	24
Depreciation & amortization	1,613	1,664
Stock-based compensation expense	1,474	1,622
Deferred income taxes	912	593
Excess tax benefits from stock-based compensation	-	210
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable, net	(1,545)	1,151
(Increase) decrease in prepaid expenses & other current assets	2,461	(1,377)
(Increase) in other assets	(1,493)	(20)
(Decrease) in accounts payable	(9,789)	(3,390)
(Decrease) in accrued expenses	(3,838)	(3,662)
Increase in other current liabilities	148	245
Increase in other long-term liabilities	583	387
Net cash provided by operating activities	4,936	10,341

Cash flows from investing activities:
Purchases of property and equipment	(929)	(1,485)
Proceeds from sale of property and equipment	6	2
Capitalized internal use software development costs	(875)	(543)
Net cash used in investing activities	(1,798)	(2,026)

Cash flows from financing activities:
Cash dividends on common stock	(5,342)	-
Proceeds from employee common stock purchases	1,330	1,114
Tax withholdings related to stock-based compensation awards	(2,574)	(2,034)
Net cash used in financing activities	(6,586)	(920)

Net increase (decrease) in cash	(3,448)	7,395
Cash, beginning of period	127,009	98,388
Cash, end of period	$123,561	$105,783

Supplemental cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$176	$23
Cash payments:
Income taxes paid	$3,151	$6,853
Cash dividends paid on common stock previously restricted for payment of dividend	$-	$36,456

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Unaudited Consolidated Financial Statements of NIC Inc. and its subsidiaries (“NIC” or “the Company”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, the Unaudited Consolidated Financial Statements reflect all adjustments (which include only normal recurring adjustments, except as disclosed) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries as of the dates and for the interim periods presented. These Unaudited Consolidated Financial Statements and Notes should be read in conjunction with the Audited Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 22, 2017, and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. The consolidated balance sheet data included herein as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

In its primary outsourced portal businesses, the Company generally designs, builds, and operates internet-based portals on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete secure government-based transactions through multiple online channels, including mobile devices. These portals consist of websites and applications the Company has built that allow businesses and citizens to access government information online and complete transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. Typically operating under multiple-year contracts (See Note 2), NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. NIC’s business model allows the Company to generate revenues by sharing in the fees the Company collects from online transactions. The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the outsourced government portals.

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

Certain amounts included in the unaudited consolidated statement of cash flows for the three-month period ended March 31, 2016 were reclassified to conform to the current year presentation. The reclassifications had no effect on total cash flows or the income statement for the three-month period ended March 31, 2016.

Adoption of accounting standard

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for the annual reporting period beginning January 1, 2017, including interim periods within that reporting period. The Company adopted the standard on January 1, 2017. Adoption of the standard resulted in a decrease in retained earnings of approximately $0.4 million and a corresponding increase in additional paid-in capital in the Company’s unaudited consolidated balance sheet at January 1, 2017, reflecting a cumulative-effect adjustment associated with the Company’s policy election to account for forfeitures of awards as they occur. Previously, the Company estimated and excluded compensation cost related to awards not expected to vest based on estimated forfeitures. Furthermore, changes in presentation as a result of the adoption of ASU 2016-09 increased both cash provided by operating activities and cash used in financing activities by approximately $2.2 million in the Company’s unaudited consolidated statement of cash flows for the three-month period ended March 31, 2016.

Upon adoption of ASU 2016-09, excess tax benefits or deficiencies from share-based award activity are reflected in the consolidated statement of income prospectively as a component of the provision for income taxes, whereas previously such benefits or deficiencies were recognized in additional paid-in capital in the consolidated balance sheet. Excess tax benefits resulted in a reduction of the Company’s provision for income taxes of approximately $0.5 million for the three-month period ended March 31, 2017.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.6 million and 0.7 million at March 31, 2017 and 2016, respectively. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 31,
	2017	2016
Numerator:
Net income	$13,985	$12,894
Less: Income allocated to participating securities	(135)	(120)
Net income available to common stockholders	$13,850	$12,774
Denominator:
Weighted average shares - basic	66,046	65,739
Performance-based restricted stock awards	-	-
Weighted average shares - diluted	66,046	65,739

Basic net income per share:
Net income	$0.21	$0.19

Diluted net income per share:
Net income	$0.21	$0.19

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring the financial stability of those institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At March 31, 2017, the amount of cash covered by FDIC deposit insurance was approximately $8.5 million, and approximately $115.1 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Recently issued accounting pronouncements

Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new standard will be effective for the Company beginning January 1, 2020, with early adoption permitted beginning January 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the new standard and the estimated impact it will have on the Company’s financial statements.

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

The standard is effective for the annual reporting period beginning January 1, 2019, including interim periods within that reporting period. The Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early application is permitted. The Company is currently evaluating the effects that the standard will have on its consolidated financial statements, which the Company anticipates could be significant, due mainly to its non-cancellable leases for office space. As further described in Note 7, Commitments and Contingencies, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 22, 2017, as of December 31, 2016, the Company had minimum lease commitments under non-cancellable operating leases totaling $17.9 million.

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

The Company has established an implementation team that has completed a preliminary impact assessment of the new standard and a scoping of its revenue sources by type of service provided under its contracts with customers. The Company continues to assess the standard and is currently evaluating a sample of customer contracts for each revenue source to determine the estimated impact the standard will have on the Company’s sources of revenue and financial statements.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 15 contracts under which the Company provides enterprise-wide outsourced portal and digital government services, as well as the Company’s contract with the Federal Motor Carrier Safety Administration (“FMCSA”), can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 62% of the Company’s total consolidated revenues for the three-month period ended March 31, 2017. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee in order to continue to use the Company’s applications in its portal.

Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At March 31, 2017, the Company was bound by performance bond commitments totaling approximately $5.8 million on certain outsourced portal contracts.

The following is a summary of the portals in each state through which the Company has the ability to provide enterprise-wide outsourced portal services to multiple government agencies:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
Louisiana Interactive, LLC	www.louisiana.gov (Louisiana)	2015	1/28/2020
Connecticut Interactive, LLC	www.ct.gov (Connecticut)	2014	1/9/2020
Wisconsin Interactive Network, LLC	www.wisconsin.gov (Wisconsin)	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	www.pa.gov (Pennsylvania)	2012	11/30/2017 (11/30/2022)
NICUSA, OR Division	www.oregon.gov (Oregon)	2011	11/22/2021
NICUSA, MD Division	www.maryland.gov (Maryland)	2011	8/10/2018 (8/10/2019)
Mississippi Interactive, LLC	www.ms.gov (Mississippi)	2011	12/31/2017 (12/31/2021)
New Jersey Interactive, LLC	www.nj.gov (New Jersey)	2009	5/1/2020 (5/1/2022)
Texas NICUSA, LLC	www.Texas.gov (Texas)	2009	8/31/2018
West Virginia Interactive, LLC	www.WV.gov (West Virginia)	2007	6/30/2021 (6/30/2024)
Vermont Information Consortium, LLC	www.Vermont.gov (Vermont)	2006	6/8/2019
Colorado Interactive, LLC	www.Colorado.gov (Colorado)	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	www.SC.gov (South Carolina)	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	www.Kentucky.gov (Kentucky)	2003	8/31/2018
Alabama Interactive, LLC	www.Alabama.gov (Alabama)	2002	3/19/2020 (3/19/2022)
Rhode Island Interactive, LLC	www.RI.gov (Rhode Island)	2001	7/1/2017 (7/1/2019)
Oklahoma Interactive, LLC	www.OK.gov (Oklahoma)	2001	3/31/2018 (3/31/2020)
Montana Interactive, LLC	www.MT.gov (Montana)	2001	12/31/2019 (12/31/2020)
Hawaii Information Consortium, LLC	www.eHawaii.gov (Hawaii)	2000	1/3/2019 (3-year renewal options)
Idaho Information Consortium, LLC	www.Idaho.gov (Idaho)	2000	6/30/2018
Utah Interactive, LLC	www.Utah.gov (Utah)	1999	6/5/2019
Maine Information Network, LLC	www.Maine.gov (Maine)	1999	7/1/2018
Arkansas Information Consortium, LLC	www.Arkansas.gov (Arkansas)	1997	6/30/2018
Indiana Interactive, LLC	www.IN.gov (Indiana)	1995	7/31/2017 (7/31/2018)
Nebraska Interactive, LLC	www.Nebraska.gov (Nebraska)	1995	4/1/2019 (4/1/2021)
Kansas Information Consortium, LLC	www.Kansas.gov (Kansas)	1992	12/31/2022 (annual 1-year renewal options)

Outsourced federal contract

The Company’s subsidiary NIC Federal, LLC has a contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using a transaction-based business model. During the third quarter of 2016, the FMCSA exercised the first of its two one-year renewal options, extending the current contract through August 31, 2017, and has one remaining one-year renewal option.

Any renewal of the contract with the FMCSA beyond the current term is at the option of the FMCSA and the contract can be terminated by the FMCSA without cause on a specified period of notice.

Expiring contracts

There are currently 5 contracts under which the Company provides enterprise-wide outsourced portal and digital government services, as well as the Company’s contract with the FMCSA, that have expiration dates within the 12-month period following March 31, 2017. Collectively, revenues generated from these contracts represented approximately 14% of the Company’s total consolidated revenues for the three-month period ended March 31, 2017. Although certain of these contracts have renewal provisions, any renewal is at the option of the Company’s government partner. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which the Company’s subsidiary, NICUSA Inc. (“NICUSA”), managed the state of Tennessee’s official government portal expired on March 31, 2017. For the three-month periods ended March 31, 2017 and 2016, revenues from the Tennessee portal contract were approximately $1.8 million and $2.3 million, respectively.

The contract under which the Company’s subsidiary, Iowa Interactive, LLC managed the state of Iowa’s official government portal expired on November 30, 2016. For the three-month period ended March 31, 2016, revenues from the Iowa portal contract were approximately $0.5 million.

3.  STOCK BASED COMPENSATION

During the first quarter of 2017, the Compensation Committee of the Board of Directors of the Company granted to certain management-level employees and executive officers service-based restricted stock awards totaling 228,695 shares with a grant-date fair value totaling approximately $5.0 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period for the entire award (generally the vesting period of the grant). During the first quarter of 2017, the Company made a policy election to account for forfeitures of awards as they occur upon the adoption of ASU 2016-09 (See Note 1).

During the first quarter of 2017, the Compensation Committee of the Board of Directors of the Company also granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 110,678 shares with a grant-date fair value totaling approximately $2.4 million, which represents the maximum number of shares the executive officers can earn at the end of a three-year performance period ending December 31, 2019.

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended
	March 31,
	2017	2016
Cost of portal revenues, exclusive of depreciation & amortization	$312	$455
Cost of software & services revenues, exclusive of depreciation & amortization	17	17
Selling & administrative	1,145	1,150
Stock-based compensation expense before income taxes	1,474	1,622
Income tax benefit	(497)	(595)
Net stock-based compensation expense	$977	$1,027

4. STOCKHOLDERS’ EQUITY

Dividends

On May 2, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of June 6, 2017. The dividend, which is expected to total approximately $5.3 million, will be paid on June 20, 2017, out of the Company’s available cash.

On January 30, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of March 7, 2017. The dividend, totaling approximately $5.3 million, was paid on March 21, 2017 on 66,131,192 outstanding shares of common stock.  A dividend equivalent of $0.08 per share was also paid simultaneously on 643,339 unvested shares of service-based restricted stock. The dividend was paid out of the Company’s available cash.

In addition, holders of performance-based restricted stock accrue dividend equivalents for dividends declared during the respective performance period.  Such dividend equivalents could be earned and become payable in the form of additional shares of common stock at the end of the respective performance period to the extent that the underlying shares of performance-based restricted stock are earned.

5.  DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

On April 28, 2017, NIC Inc. (the “Company”) entered into Amendment No. 3 to Amended and Restated Credit Agreement (the “Amendment’), which amends the Amended and Restated Credit Agreement, dated as of August 6, 2014, by and between the Company and Bank of America, N.A. (the “Credit Agreement”).  The Amendment extended the maturity date to May 1, 2019. The other material terms of the Credit Agreement remain unchanged, including customary representations and warranties, affirmative and negative covenants and events of default.

6.  INCOME TAXES

The Company’s effective tax rate was approximately 34% and 37%, respectively, for the three-month periods ended March 31, 2017 and 2016. The Company’s effective tax rate in the current quarter was lower than the prior year quarter mainly due to favorable benefits related to the domestic production activities deduction, which the Company began recognizing in the third quarter of 2016, and favorable benefits related to excess tax deductions for the vesting of restricted stock awards, which the Company began recognizing in the provision for income taxes in the first quarter of 2017 upon the adoption of ASU 2016-09 (See Note 1).

The Company’s reserve for unrecognized income tax benefits, including interest and penalties, included in other long-term liabilities in the unaudited consolidated balance sheet at March 31, 2017 and the consolidated balance sheet at December 31, 2016 were approximately $7.2 million and $6.6 million, respectively. The increase was mainly due to a reserve for unrecognized income tax benefits related to the domestic production activities deduction recorded during the three-months period ended March 31, 2017.

7.  REPORTABLE SEGMENT AND RELATED INFORMATION

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three month-period ended March 31 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2017
Revenues	$77,198	$5,979	$-	$83,177
Costs & expenses	47,032	1,763	11,660	60,455
Depreciation & amortization	686	23	904	1,613
Operating income (loss) before income taxes	$29,480	$4,193	$(12,564)	$21,109

2016
Revenues	$73,197	$5,193	$-	$78,390
Costs & expenses	43,615	1,413	11,342	56,370
Depreciation & amortization	850	14	800	1,664
Operating income (loss) before income taxes	$28,732	$3,766	$(12,142)	$20,356

For each of the three-month periods ended March 31, 2017 and 2016, the Company’s Texas portal contract accounted for approximately 20% of the Company’s total consolidated revenues. No other contract accounted for 10% or more of the Company’s total consolidated revenues for the three-month period ended March 31, 2017 or 2016.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (referred to herein as “the Company”, “NIC”, “we”, “our” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts and new projects under existing portal contracts, statements relating to possible future dividends, statements of assumptions underlying such statements, and statements of our intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2017.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, our success in renewing existing contracts and in signing contracts with new states and with federal and state government agencies; our ability to successfully increase the adoption and use of digital government services; the possibility of security breaches or disruptions through cyber attacks or other events and any resulting liability; our ability to implement new contracts and any related technology enhancements in a timely and cost-effective manner; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; continued favorable government legislation; acceptance of digital government services by businesses and citizens; competition; general economic conditions; and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2016 Annual Report on Form 10-K filed on February 22, 2017 with the SEC. Investors should read all of these discussions of risks carefully.

All forward-looking statements made in this Form 10-Q speak only as of the date of this report. Except as may be required by applicable law, we will not update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

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

On behalf of our government partners, we enter into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services we provide and the division of revenues between us and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We typically own all the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the applications and digital government services we built only in its own state. However, certain proprietary customer management, billing and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to a number of our government partners on a SaaS basis, and thus would not be included in any royalty-free license. If our contract expires after a defined term or if our contract is terminated by our government partner for cause, the government agency would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. We also provide certain payment processing services on a SaaS basis to a few private sector entities and to state and local agencies in states where we do not maintain an enterprise-wide outsourced portal contract, and may continue to market these services to other entities in the future. Historically, revenues from these services have not been significant, but have grown in recent years. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 15 contracts under which we provide enterprise-wide outsourced portal and digital government services, as well as our contract with the FMCSA, can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 62% of our total consolidated revenues for the three-month period ended March 31, 2017. In the event that any of these contracts are terminated without cause, the terms of the respective contract may require the government to pay us a fee in order to continue to use our applications in its portal.

Our subsidiary, NIC Federal, LLC (“NIC Federal”) has a contract with the FMCSA to develop and manage the FMCSA’s PSP for motor carriers nationwide, using the Company’s transaction-based business model. During the third quarter of 2016, the FMCSA exercised the first of its two one-year renewal options, extending the current contract through August 31, 2017, and has one remaining one-year renewal option.

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

We currently have 5 contracts under which we provide enterprise-wide outsourced portal and digital government services, as well as our contract with the FMCSA, that have expiration dates within the 12-month period following March 31, 2017. Although certain of these contracts have renewal provisions, any renewal is at the option of our government partners, who may choose to not renew the contract, to re-open bidding for the services, to take over the portal in place and provide services internally, or to allow individual government agencies to retain the services of their own providers. Collectively, revenues generated from these contracts represented approximately 14% of our total consolidated revenues for the three-month period ended March 31, 2017. As described above, if a contract expires after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which our subsidiary, NICUSA Inc. (“NICUSA”), managed the state of Tennessee’s official government portal expired on March 31, 2017. For the three-month periods ended March 31, 2017 and 2016, revenues from the Tennessee portal contract were approximately $1.8 million and $2.3 million, respectively.

The contract under which our subsidiary Iowa Interactive, LLC managed the state of Iowa’s official government portal expired on November 30, 2016. For the three-month period ended March 31, 2016, revenues from the Iowa portal contract were approximately $0.5 million.

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

Our outsourced portal businesses

We categorize our portal revenues according to the underlying source of revenue. A brief description of each category follows:

●
IGS: mainly consists of transaction fees from interactive government services, referred to as IGS, from sources other than digital access to motor vehicle driver history records, for transactions conducted by business users and consumer users through our portals and which are generally recurring. For a representative listing of the IGS applications we currently offer through our portals, refer to Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 22, 2017.

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

●	Portal management: these are revenues from the performance of fixed fee portal management services for our current government partner in the state of Indiana and are generally recurring.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from the information provided under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 22, 2017.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three-month periods ended March 31, 2017 and 2016. This discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Form 10-Q.

Due to the expiration of our contract with the state of Iowa on November 30, 2016, the operating results for this portal have been removed from the same state category for the three-month period ended March 31, 2017. In addition, our Tennessee portal contract expired on March 31, 2017. Due to the ongoing transition of services back to the state throughout the first quarter of 2017, the operating results for our Tennessee portal have also been removed from the same state category for the three-month period ended March 31, 2017. Furthermore, the operating results for our new Louisiana portal have been excluded from the same state category because it had not generated revenues for two full comparable periods.

	Three months ended
	March 31,
Key Financial Metrics	2017	2016
Revenue growth - outsourced portals	5%	11%
Same state revenue growth - outsourced portals	5%	12%
Recurring portal revenue as a % of total portal revenues	98%	96%
Gross profit % - outsourced portals	39%	40%
Revenue growth - software & services	15%	17%
Gross profit % - software & services	71%	73%
Selling & administrative expenses as a % of total revenues	14%	14%
Operating income margin % (operating income as a % of total revenues)	25%	26%

PORTAL REVENUES.  In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended March 31,
Portal Revenue Analysis	2017	% Change	2016
IGS	$45,925	10%	$41,933
DHR	28,169	4%	27,126
Portal software development	1,829	(36%)	2,863
Portal management	1,275	-	1,275
Total	$77,198	5%	$73,197

Portal revenues in the current quarter increased 5%, or approximately $4.0 million, over the prior year quarter mainly due to (i) a 5%, or approximately $3.5 million, increase in same state portal revenues (portals in operation and generating comparable revenues for two full periods). Revenues from our new Louisiana portal increased approximately $1.4 million in the current quarter and were partially offset by a decrease in revenues from our Tennessee and Iowa portals (combined, $0.9 million) due to contract expirations on March 31, 2017 and November 30, 2016, respectively.

Same state portal revenues grew 5% in the current quarter compared to 12% in the prior year quarter. The higher growth in same state portal revenues in the prior year quarter was mainly due to newer IGS applications in Colorado, Maryland and Texas, as well as a new DHR monitoring service in one of our state portals, which launched in the second quarter of 2015. The increase in same state portal revenues in the current quarter was primarily attributable to higher revenues from our Colorado, Texas and Maryland portals, among others. Same state IGS revenues grew 10% in the current quarter compared to 16% in the prior year quarter. The increase in same state IGS revenues in the current quarter was driven by several key services, including vehicle inspections in Texas, motor vehicle registrations in Colorado and Maryland, property tax and business registration filings in South Carolina and payment processing in Maryland. Same state DHR revenues grew 1% in the current quarter compared to 6% in the prior year quarter. The increase in same state DHR revenues in the current quarter was primarily attributable to higher transaction volumes from our Utah, Wisconsin and Kentucky portals, among others. Same state portal software development and services revenues decreased 31% in the current quarter, due to lower project-based revenues from our Wisconsin and Indiana portals, among others.

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

	Three months ended March 31,
Cost of Portal Revenue Analysis	2017	% Change	2016
Fixed costs	$27,880	3%	$26,991
Variable costs	19,152	15%	16,624
Total	$47,032	8%	$43,615

Cost of portal revenues in the current quarter increased 8%, or approximately $3.4 million, over the prior year quarter due mainly to an increase in same state cost of portal revenues.
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

Our portal gross profit percentage was 39% in the current quarter, down from 40% in the prior year quarter, due mainly to a decrease in portal gross profits in the current quarter from our Tennessee and Iowa portals (combined, $0.3 million) resulting from contract expirations, as further discussed above.

SOFTWARE & SERVICES REVENUES.  In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase from the prior year period.

	Three months ended March 31,
Software & Services Revenue Analysis	2017	% Change	2016
NIC Federal	$3,924	10%	$3,554
Other	2,055	25%	1,639
Total	$5,979	15%	$5,193

Software & services revenues in the current quarter increased 15%, or approximately $0.8 million, over the prior year quarter, primarily due to (i) higher revenues from various payment processing services ($0.4 million); (ii) higher revenues from our contract with the FMCSA ($0.3 million) as a result of increased adoption of the PSP; and (iii) revenues from our new federal contract with the Library of Congress ($0.1 million).

COST OF SOFTWARE & SERVICES REVENUES.  Cost of software & services revenues in the current quarter increased 25%, or $0.4 million, over the prior year quarter. The increase was primarily due to higher employee compensation and benefit costs, as well as higher interchange fees incurred as a result of the increase in revenues from various payment processing services, as discussed above. Our software & services gross profit percentage was 71% in the current quarter, down from 73% in the prior year quarter, mainly due to an increase in costs during the current quarter, as discussed above.

SELLING & ADMINISTRATIVE.  As a percentage of total consolidated revenues, selling & administrative expenses were 14% in both the current and prior year quarters. Selling & administrative expenses in the current quarter increased 3%, or approximately $0.3 million, over the prior year quarter, mainly due to higher personnel, software maintenance and other costs to support and enhance corporate-wide information technology, security and portal operations.

DEPRECIATION & AMORTIZATION.  As a percentage of total consolidated revenues, depreciation & amortization expense was 2% in both the current and prior year quarters. Depreciation and amortization expense in the current quarter decreased 3%, or approximately $0.1 million, over the prior year quarter mainly due to capital expenditures made in prior years for certain of our outsourced portal businesses becoming fully depreciated.

INCOME TAXES.  Our effective tax rate was approximately 34% and 37%, respectively, in the current and prior year quarters. Our effective tax rate in the current quarter was lower than in the prior year quarter mainly due to favorable benefits related to the domestic production activities deduction, which we began recognizing in the third quarter of 2016, and favorable benefits related to excess tax deductions for the vesting of restricted stock awards, which we began recognizing in the provision for income taxes in the first quarter of 2017 upon the adoption of ASU 2016-09 (See Note 1 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q).

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $4.9 million in the current quarter compared to $10.3 million in the prior year quarter, as adjusted. The decrease in net cash provided by operating activities in the current quarter was mainly the result of (i) the timing of payments in current and prior year quarters to our government partners in Colorado and Louisiana, among others; (ii) the timing of collections for accounts receivable in the current and prior year quarters at our Alabama, Kentucky and Montana portals, among others; and (iii) a $1.5 million collateral deposit made with one of our third-party merchant processors. These decreases were partially offset by an increase in net income in the current quarter and a decrease in prepaid income taxes in the current quarter due to the receipt of federal income tax refunds of approximately $3.0 million related to the amendment of our 2014 and 2013 federal income tax returns for the domestic production activities deduction, which we began recognizing in the third quarter of 2016.

Investing Activities
Net cash used in investing activities was approximately $1.8 million in the current quarter, compared to $2.0 million in the prior year quarter. Investing activities in the current and prior year quarters primarily reflect $0.9 million and $1.5 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment. Furthermore, in the current and prior year quarters we capitalized approximately $0.9 million and $0.5 million, respectively, of internal-use software development costs primarily related to the enhancement of centralized customer management, billing and payment processing systems that support our portal operations and accounting systems.
Financing Activities
Net cash used in financing activities was approximately $6.6 million in the current quarter compared to $0.9 million in the prior year quarter. The increase in net cash used in financing activities was primarily attributable to cash dividends paid in the current quarter of approximately $5.3 million. Financing activities in the current and prior year quarters also reflect the payment of approximately $2.6 million and $2.0 million, respectively, in tax withholdings related to the vesting of stock-based compensation awards and the receipt of approximately $1.3 million and $1.1 million, respectively, in proceeds from our employee stock purchase program.
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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $133.5 million at March 31, 2017, from $125.0 million at December 31, 2016. The increase in our working capital was primarily due to the timing of payments to our government partners. Our current ratio, defined as current assets divided by current liabilities, was 2.5 and 2.3 at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017, our cash balance was $123.6 million, compared to $127.0 million at December 31, 2016. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and dividend payments (if any) for at least the next 12 months without the need for additional capital. We have a $10 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.3 million in available capacity to issue additional letters of credit and $9.3 million of unused borrowing capacity at March 31, 2017 under the Credit Agreement. We were in compliance with all of the financial covenants under the Credit Agreement at March 31, 2017.

We have issued letters of credit as collateral for office leases, and to a much lesser extent, as collateral for performance on our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. We had unused outstanding letters of credit totaling approximately $0.7 million at March 31, 2017, consisting of one letter of credit issued as collateral for an office lease and one letter of credit issued as collateral for performance on one of our outsourced government portal contracts. We are not currently required to cash collateralize these letters of credit.  As further discussed in Note 5 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q, on April 28, 2017, we entered into an amendment to our Credit Agreement to extend our credit facility to May 1, 2019.

At March 31, 2017, we were bound by performance bond commitments totaling approximately $5.8 million on certain outsourced government portal contracts. Had we been required to post 100% cash collateral at March 31, 2017 for the face value of all performance bonds, letters of credit and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $7.5 million and would have been classified as restricted cash.

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

On May 2, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of June 6, 2017. The dividend, which is expected to total approximately $5.3 million, will be paid on June 20, 2017, out of the Company’s available cash.  On January 30, 2017, our Board of Directors declared a $0.08 per share regular quarterly cash dividend totaling approximately $5.3 million that was paid out of our available cash on March 21, 2017. We do not believe these dividends will have a significant effect on our future liquidity needs.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We had unused outstanding letters of credit totaling approximately $0.7 million at March 31, 2017.

As of March 31, 2017, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 22, 2017. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $7.2 million at March 31, 2017. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the first quarter of 2017, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 15, 2017	2,709	$25.10	N/A	N/A
January 16, 2017	215	25.10	N/A	N/A
January 20, 2017	2,864	25.30	N/A	N/A
February 5, 2017	9,170	22.10	N/A	N/A
February 22, 2017	23,487	22.00	N/A	N/A
February 23, 2017	19,722	22.00	N/A	N/A
February 24, 2017	48,304	21.90	N/A	N/A
February 25, 2017	9,955	21.90	N/A	N/A
Total	116,426		N/A	N/A

ITEM 6.  EXHIBITS

10.1	Amendment No. 3 to Amended and Restated Credit Agreement, dated April 28, 2017 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2017, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: May 2, 2017	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer

NIC Inc.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amendment No. 3 to Amended and Restated Credit Agreement, dated April 28, 2017 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2017, (iv) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).