Form 10-Q
period 2017-06-30
NIC INC
filed 2017-08-02
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 17, 2017, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 66,267,128.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$135,386	$127,009
Trade accounts receivable, net	79,349	82,722
Prepaid expenses & other current assets	12,382	15,033
Total current assets	227,117	224,764
Property and equipment, net	9,653	9,726
Intangible assets, net	4,484	3,588
Deferred income taxes, net	1,511	2,307
Other assets	1,984	477
Total assets	$244,749	$240,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,717	$73,252
Accrued expenses	22,207	23,395
Other current liabilities	3,794	3,150
Total current liabilities	84,718	99,797

Other long-term liabilities	8,172	7,162
Total liabilities	92,890	106,959

Commitments and contingencies (Notes 1 and 2)	-	-

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized,
66,265 and 65,982 shares issued and outstanding	7	7
Additional paid-in capital	108,996	106,669
Retained earnings	42,856	27,227
Total stockholders' equity	151,859	133,903
Total liabilities and stockholders' equity	$244,749	$240,862

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three months ended		Six months ended
	June 30,		June 30,
Revenues:	2017	2016	2017	2016
Portal revenues	$79,374	$75,513	$156,572	$148,710
Software & services revenues	5,952	5,297	11,931	10,490
Total revenues	85,326	80,810	168,503	159,200
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	49,009	46,123	96,041	89,738
Cost of software & services revenues, exclusive of depreciation & amortization	1,779	1,445	3,542	2,858
Selling & administrative	13,131	11,165	24,791	22,507
Depreciation & amortization	1,688	1,736	3,301	3,400
Total operating expenses	65,607	60,469	127,675	118,503
Operating income before income taxes	19,719	20,341	40,828	40,697
Income tax provision (Notes 1 and 6)	6,950	7,280	14,074	14,742
Net income	$12,769	$13,061	$26,754	$25,955

Basic net income per share	$0.19	$0.20	$0.40	$0.39
Diluted net income per share	$0.19	$0.20	$0.40	$0.39

Weighted average shares outstanding:
Basic	66,248	65,953	66,147	65,846
Diluted	66,248	65,967	66,147	65,859

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2017 (previously reported)	65,982	$7	$106,669	$27,227	$133,903
Cumulative effect of adoption of new
accounting standard	-	-	409	(409)	-
Balance, January 1, 2017 (as adjusted)	65,982	7	107,078	26,818	133,903
Net income	-	-	-	26,754	26,754
Restricted stock vestings	319	-	107	-	107
Dividends declared	-	-	-	(10,692)	(10,692)
Dividend equivalents on performance-based restricted
stock awards	-	-	-	(55)	(55)
Dividend equivalents cancelled upon forfeiture of					-
performance-based restricted stock awards	-	-	-	31	31
Shares issuable in lieu of dividend payments on unvested
performance-based restricted stock awards	-	-	(83)	-	(83)
Shares surrendered and cancelled upon vesting of
restricted stock to satisfy tax withholdings	(123)	-	(2,614)	-	(2,614)
Stock-based compensation	-	-	3,178	-	3,178
Issuance of common stock under employee stock purchase plan	87	-	1,330	-	1,330
Balance, June 30, 2017	66,265	$7	$108,996	$42,856	$151,859

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands
	Six months ended
	June 30,
		2016
	2017	(as adjusted)
Cash flows from operating activities:
Net income	$26,754	$25,955
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses (recoveries) on accounts receivable	379	(23)
Depreciation & amortization	3,301	3,400
Stock-based compensation expense	3,178	3,005
Deferred income taxes	796	51
Excess tax benefits from stock-based compensation	-	427
(Gain) loss on disposal of property and equipment	39	(4)
Changes in operating assets and liabilities:
Decrease in trade accounts receivable, net	2,994	2,941
(Increase) decrease in prepaid expenses & other current assets	2,651	(2,168)
(Increase) in other assets	(1,507)	(26)
Increase (decrease) in accounts payable	(14,535)	1,599
(Decrease) in accrued expenses	(1,271)	(1,515)
Increase in other current liabilities	644	169
Increase in other long-term liabilities	1,010	746
Net cash provided by operating activities	24,433	34,557

Cash flows from investing activities:
Purchases of property and equipment	(2,395)	(2,748)
Proceeds from sale of property and equipment	7	6
Capitalized internal use software development costs	(1,692)	(1,142)
Net cash used in investing activities	(4,080)	(3,884)

Cash flows from financing activities:
Cash dividends on common stock	(10,692)	-
Proceeds from employee common stock purchases	1,330	1,114
Tax withholdings related to stock-based compensation awards	(2,614)	(2,073)
Net cash used in financing activities	(11,976)	(959)

Net increase in cash	8,377	29,714
Cash, beginning of period	127,009	98,388
Cash, end of period	$135,386	$128,102

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$83	$27
Cash payments:
Income taxes paid	$12,405	$13,941
Cash dividends on common stock previously restricted for payment of dividend	$-	$36,456

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. The results of operations for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

Certain amounts included in the unaudited consolidated statement of cash flows for the six-month period ended June 30, 2016 were reclassified to conform to the current year presentation. The reclassifications had no effect on total cash flows or the income statement for the three- and six-month periods ended June 30, 2016.

Adoption of accounting standard

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the standard on January 1, 2017, which is effective for the annual reporting period beginning January 1, 2017, including interim periods within that reporting period. Adoption of the standard resulted in a decrease in retained earnings of approximately $0.4 million and a corresponding increase in additional paid-in capital in the Company’s unaudited consolidated balance sheet at January 1, 2017, reflecting a cumulative-effect adjustment associated with the Company’s policy election to account for forfeitures of awards as they occur. Previously, the Company estimated and excluded compensation cost related to awards not expected to vest based on estimated forfeitures. Furthermore, changes in presentation as a result of the adoption of ASU 2016-09 increased both cash provided by operating activities and cash used in financing activities by approximately $2.5 million in the Company’s unaudited consolidated statement of cash flows for the six-month period ended June 30, 2016.

Upon adoption of ASU 2016-09, excess tax benefits or deficiencies from share-based award activity are reflected in the consolidated statement of income prospectively as a component of the provision for income taxes, whereas previously such benefits or deficiencies were recognized in additional paid-in capital in the consolidated balance sheet. Excess tax benefits resulted in a reduction of the Company’s provision for income taxes of approximately $0.1 million and $0.5 million, respectively, for the three- and six-month periods ended June 30, 2017.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.6 million for each of the periods ended June 30, 2017 and 2016. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income	$12,769	$13,061	$26,754	$25,955
Less: Income allocated to participating securities	(117)	(114)	(245)	(234)
Net income available to common stockholders	$12,652	$12,947	$26,509	$25,721
Denominator:
Weighted average shares - basic	66,248	65,953	66,147	65,846
Performance-based restricted stock awards	-	14	-	13
Weighted average shares - diluted	66,248	65,967	66,147	65,859

Basic net income per share:
Net income	$0.19	$0.20	$0.40	$0.39

Diluted net income per share:
Net income	$0.19	$0.20	$0.40	$0.39

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring the financial stability of those institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At June 30, 2017, the amount of cash covered by FDIC deposit insurance was approximately $8.2 million, and approximately $127.2 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 14 contracts under which the Company provides enterprise-wide outsourced portal and digital government services, as well as the Company’s contract with the Federal Motor Carrier Safety Administration (“FMCSA”), can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 62% and 61% of the Company’s total consolidated revenues for the three- and six-month periods ended June 30, 2017, respectively. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee in order to continue to use the Company’s applications in its portal.

Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At June 30, 2017, the Company was bound by performance bond commitments totaling approximately $5.8 million on certain outsourced portal contracts.

The following is a list of the contracts in each state through which the Company has the ability to provide enterprise-wide outsourced digital government services to multiple government agencies:

NIC Enterprise Contract	State	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
NICUSA, IL Division	Illinois	2017	6/29/2023 (6/29/2027)
Louisiana Interactive, LLC	Louisiana	2015	1/28/2020
Connecticut Interactive, LLC	Connecticut	2014	1/9/2020
Wisconsin Interactive Network, LLC	Wisconsin	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	Pennsylvania	2012	11/30/2019 (11/30/2022)
NICUSA, OR Division	Oregon	2011	11/22/2021
NICUSA, MD Division	Maryland	2011	8/10/2018 (8/10/2019)
Mississippi Interactive, LLC	Mississippi	2011	12/31/2017 (12/31/2021)
New Jersey Interactive, LLC	New Jersey	2009	5/1/2020 (5/1/2022)
Texas NICUSA, LLC	Texas	2009	8/31/2018
West Virginia Interactive, LLC	West Virginia	2007	6/30/2021 (6/30/2024)
Vermont Information Consortium, LLC	Vermont	2006	6/8/2019
Colorado Interactive, LLC	Colorado	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	South Carolina	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	Kentucky	2003	8/31/2018
Alabama Interactive, LLC	Alabama	2002	3/19/2020 (3/19/2022)
Rhode Island Interactive, LLC	Rhode Island	2001	7/1/2018 (7/1/2019)
Oklahoma Interactive, LLC	Oklahoma	2001	3/31/2018 (3/31/2020)
Montana Interactive, LLC	Montana	2001	12/31/2019 (12/31/2020)
Hawaii Information Consortium, LLC	Hawaii	2000	1/3/2019 (3-year renewal options)
Idaho Information Consortium, LLC	Idaho	2000	6/30/2018
Utah Interactive, LLC	Utah	1999	6/5/2019
Maine Information Network, LLC	Maine	1999	7/1/2018
Arkansas Information Consortium, LLC	Arkansas	1997	6/30/2018
Indiana Interactive, LLC	Indiana	1995	7/31/2017 (7/31/2018)
Nebraska Interactive, LLC	Nebraska	1995	4/1/2019 (4/1/2021)
Kansas Information Consortium, LLC	Kansas	1992	12/31/2022 (annual 1-year renewal options)

Outsourced federal contract

The Company’s subsidiary NIC Federal, LLC has a contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using a transaction-based business model. During the third quarter of 2017, the FMCSA exercised the second of its two one-year renewal options, extending the current contract through August 31, 2018.

Any renewal of the contract with the FMCSA beyond the current term is at the option of the FMCSA and the contract can be terminated by the FMCSA without cause on a specified period of notice.

Expiring contracts

There are currently 4 contracts under which the Company provides enterprise-wide outsourced portal and digital government services that have expiration dates within the 12-month period following June 30, 2017. Collectively, revenues generated from these contracts represented approximately 10% and 9% of the Company’s total consolidated revenues for the three- and six-month periods ended June 30, 2017, respectively. Although certain of these contracts have renewal provisions, any renewal is at the option of the Company’s government partner. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which the Company’s subsidiary, NICUSA Inc. (“NICUSA”), managed digital government services for the state of Tennessee expired on March 31, 2017. For the six-month period ended June 30, 2017 revenues from the Tennessee portal contract were approximately $1.8 million, compared to $2.0 million and $4.3 million in the three- and six- month periods ended June 30, 2016, respectively.

The contract under which the Company’s subsidiary, Iowa Interactive, LLC managed digital government services for the state of Iowa expired on November 30, 2016. For the three- and six-month periods ended June 30, 2016, revenues from the Iowa portal contract were approximately $0.5 million and $0.9 million, respectively.

3.  STOCK BASED COMPENSATION

During the three- and six-month periods ended June 30, 2017, the Compensation Committee of the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 2,152 shares and 230,847 shares, respectively, with a grant-date fair value totaling approximately $0.1 million and $5.1 million, respectively. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, during the three-month period ended June 30, 2017, non-employee directors of the Company were granted service-based restricted stock awards totaling 37,464 shares with a grant-date fair value totaling approximately $0.8 million. Such restricted stock awards vest one year from the date of grant. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company records forfeitures when they occur.

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

At December 31, 2016, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 24, 2014 ended. Based on the Company’s actual financial results from 2014 through 2016, 59,437 of the shares subject to the awards and 4,945 dividend shares were earned. The remaining 21,503 shares subject to the awards were forfeited in the first quarter of 2017.

Stock-based compensation cost for performance-based restricted stock awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, and is recognized as expense over the performance period based upon the probable number of shares expected to vest.

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of portal revenues, exclusive of depreciation & amortization	$345	$327	$657	$782
Cost of software & services revenues, exclusive of depreciation & amortization	27	15	44	32
Selling & administrative	1,332	1,041	2,477	2,191
Stock-based compensation expense before income taxes	1,704	1,383	3,178	3,005
Income tax benefit	(601)	(495)	(1,096)	(1,089)
Net stock-based compensation expense	$1,103	$888	$2,082	$1,916

4.  STOCKHOLDERS’ EQUITY

Dividends

On July 31, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of September 6, 2017. The dividend, which is expected to total approximately $5.4 million, will be paid on September 20, 2017 out of the Company’s available cash.  A dividend equivalent of $0.08 per share will also be paid simultaneously on the unvested shares of service-based restricted stock.

On May 2, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of June 6, 2017. The dividend, totaling approximately $5.4 million, was paid on June 20, 2017 on 66,264,853 outstanding shares of common stock.  A dividend equivalent of $0.08 per share was also paid simultaneously on 613,524 unvested shares of service-based restricted stock. This dividend was paid out of the Company’s available cash.

On January 30, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of March 7, 2017. The dividend, totaling approximately $5.3 million, was paid on March 21, 2017 on 66,131,192 outstanding shares of common stock.  A dividend equivalent of $0.08 per share was also paid simultaneously on 643,339 unvested shares of service-based restricted stock. This dividend was paid out of the Company’s available cash.

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

6.  INCOME TAXES

The Company’s effective tax rate was approximately 35% and 34%, respectively, for the three- and six-month periods ended June 30, 2017 compared to 36% for each of the three- and six-month periods ended June 30, 2016. The Company’s effective tax rate in the current quarter and year-to-date periods was lower than the prior year quarter and year-to-date periods mainly due to favorable benefits related to the domestic production activities deduction, which the Company began recognizing in the third quarter of 2016, and favorable benefits related to excess tax deductions for the vesting of restricted stock awards, which the Company began recognizing in the provision for income taxes in the first quarter of 2017 upon the adoption of ASU 2016-09 (See Note 1).

The Company’s reserve for unrecognized income tax benefits, including interest and penalties, included in other long-term liabilities in the unaudited consolidated balance sheet at June 30, 2017 and the consolidated balance sheet at December 31, 2016 were approximately $7.7 million and $6.6 million, respectively. The increase was mainly due to a reserve for unrecognized income tax benefits related to the domestic production activities deduction recorded during the six-month period ended June 30, 2017.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three-month period ended June 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2017
Revenues	$79,374	$5,952	$-	$85,326
Costs & expenses	49,009	1,779	13,131	63,919
Depreciation & amortization	668	23	997	1,688
Operating income (loss) before income taxes	$29,697	$4,150	$(14,128)	$19,719

2016
Revenues	$75,513	$5,297	$-	$80,810
Costs & expenses	46,123	1,445	11,165	58,733
Depreciation & amortization	856	18	862	1,736
Operating income (loss) before income taxes	$28,534	$3,834	$(12,027)	$20,341

The table below reflects summarized financial information for the Company’s reportable and operating segments for the six-month period ended June 30 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2017
Revenues	$156,572	$11,931	$-	$168,503
Costs & expenses	96,041	3,542	24,791	124,374
Depreciation & amortization	1,353	46	1,902	3,301
Operating income (loss) before income taxes	$59,178	$8,343	$(26,693)	$40,828

2016
Revenues	$148,710	$10,490	$-	$159,200
Costs & expenses	89,738	2,858	22,507	115,103
Depreciation & amortization	1,706	31	1,663	3,400
Operating income (loss) before income taxes	$57,266	$7,601	$(24,170)	$40,697

The Company’s Texas portal contract accounted for approximately 20% of the Company’s total consolidated revenues for the three- and six-month periods ended June 30, 2017 and approximately 19% and 20% of the Company’s total consolidated revenues in each of for the three- and six-month periods ended June 30, 2016, respectively. No other state portal contract accounted for more than 10% of the Company’s total consolidated revenues.

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

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, our success in renewing existing contracts and in signing contracts with new states and with federal and state government agencies; our ability to successfully increase the adoption and use of digital government services; the possibility of security breaches or disruptions through cyber-attacks or other events and any resulting liability; our ability to implement new contracts and any related technology enhancements in a timely and cost-effective manner; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; continued favorable government legislation; acceptance of digital government services by businesses and citizens; competition; general economic conditions; and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of NIC’s 2016 Annual Report on Form 10-K filed on February 22, 2017 with the SEC. Investors should read all of these discussions of risks carefully.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 14 contracts under which we provide enterprise-wide outsourced portal and digital government services, as well as our contract with the FMCSA, can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 62% and 61% of our total consolidated revenues for the current quarter and year-to-date periods, respectively. In the event that any of these contracts are terminated without cause, the terms of the respective contract may require the government to pay us a fee in order to continue to use our applications in its portal.

Our subsidiary, NIC Federal, LLC (“NIC Federal”) has a contract with the FMCSA to develop and manage the FMCSA’s PSP for motor carriers nationwide, using the Company’s transaction-based business model. During the third quarter of 2017, the FMCSA exercised the second of its two one-year renewal options, extending the current contract through August 31, 2018.

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

We currently have four contracts under which we provide enterprise-wide outsourced portal and digital government services  that have expiration dates within the 12-month period following June 30, 2017. Although certain of these contracts have renewal provisions, any renewal is at the option of our government partners, who may choose to not renew the contract, to re-open bidding for the services, to take over the portal in place and provide services internally, or to allow individual government agencies to retain the services of their own providers. Collectively, revenues generated from these contracts represented approximately 10% and 9% of our total consolidated revenues for the current quarter and year-to-date periods, respectively. As described above, if a contract expires after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which our subsidiary, NICUSA Inc. (“NICUSA”), managed digital government services for the state of Tennessee expired on March 31, 2017. For the six-month period ended June 30, 2017, revenues from the Tennessee portal contract were approximately $1.8 million, compared to approximately $2.0 million and $4.3 million for the three- and six- month periods ended June 30, 2016, respectively.

The contract under which our subsidiary Iowa Interactive, LLC managed digital government services for the state of Iowa expired on November 30, 2016. For the three and six-month periods ended June 30, 2016, revenues from the Iowa portal contract were approximately $0.5 million and $0.9 million, respectively.

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

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and six-month periods ended June 30, 2017 and 2016. This discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Form 10-Q.

Due to the expiration of our contract with the state of Iowa on November 30, 2016, the operating results for this portal have been removed from the same state category for the three-and six-month periods ended June 30, 2017. In addition, our Tennessee portal contract expired on March 31, 2017. Due to the ongoing transition of services back to the state throughout the first quarter of 2017, the operating results for our Tennessee portal have also been removed from the same state category for the three- and six-month periods ended June 30, 2017. Furthermore, the operating results for our new Louisiana portal have been excluded from the same state category for all periods presented because it had not generated revenues for two full comparable periods.

	Three months ended		Six months ended
	June 30,		June 30,
Key Financial Metrics	2017	2016	2017	2016
Revenue growth - outsourced portals	5%	6%	5%	9%
Same state revenue growth - outsourced portals	7%	6%	6%	9%
Recurring portal revenue as a % of total portal revenues	97%	96%	97%	96%
Gross profit % - outsourced portals	38%	39%	39%	40%
Revenue growth - software & services	12%	11%	14%	14%
Gross profit % - software & services	70%	73%	70%	73%
Selling & administrative expenses as a % of total revenues	15%	14%	15%	14%
Operating income margin % (operating income as a % of total revenues)	23%	25%	24%	26%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three months ended June 30,			Six months ended June 30,
Portal Revenue Analysis	2017	% Change	2016	2017	% Change	2016
IGS transaction-based	$50,217	11%	$45,276	$96,142	10%	$87,209
DHR transaction-based	25,689	(1%)	25,830	53,858	2%	52,956
Portal software development	2,193	(30%)	3,132	4,022	(33%)	5,995
Portal management	1,275	-	1,275	2,550	-	2,550
Total	$79,374	5%	$75,513	$156,572	5%	$148,710

 Portal revenues in the current quarter increased 5%, or approximately $3.9 million, over the prior year quarter mainly due to  a 7%, or approximately $4.9 million, increase in same state portal revenues (portals in operation and generating comparable revenues for two full periods). Revenues from our new Louisiana portal increased approximately $1.4 million in the current quarter and were offset by a decrease in revenues from legacy Tennessee and Iowa portals (combined, approximately $2.4 million) due to contract expirations on March 31, 2017 and November 30, 2016, respectively.

Same state portal revenues grew 7% in the current quarter compared to 6% in the prior year quarter. The same state portal revenues increase in the current quarter was primarily attributable to higher revenues from our Texas, Colorado and South Carolina portals, among others. Same state IGS revenues grew 12% in the current quarter compared to 11% in the prior year quarter. The same state IGS revenues increase in the current quarter was driven by several key services, including vehicle inspections in Texas, motor vehicle registrations in Colorado and Maryland and property tax and business registration filings in New Jersey and South Carolina. Same state DHR revenues grew 1% in both the current and prior year quarters. The increase in same state DHR revenues in the current quarter was primarily attributable to higher transaction volumes from our Utah, Colorado and Wisconsin portals, among others. Same state portal software development and services revenues decreased 22% in the current quarter, due to lower project-based revenues from our Wisconsin and Colorado portals, among others.

 Portal revenues in the current year-to-date period increased 5%, or approximately $7.9 million, over the prior year-to-date period mainly due to a 6%, or approximately $8.4 million, increase in same state portal revenues. Revenues from our new Louisiana portal increased approximately $2.9 million in the current year-to-date period and were offset by a decrease in revenues from legacy Tennessee and Iowa portals (combined, approximately $3.4 million) due to contract expirations on March 31, 2017 and November 30, 2016, respectively.

Same state portal revenues grew 6% in the current year-to-date period compared to 9% in the prior year-to-date period. The same state portal revenues increase in the current year-to-date period was primarily attributable to higher revenues from our Texas, Colorado and Indiana portals, among others. Same state IGS revenues grew 11% in the current year-to-date period compared to 13% in the prior year-to-date period. The same state IGS revenues increase in the current year-to-date period was driven by several key services, including vehicle inspections in Texas, motor vehicle registrations in Colorado and property tax and business registration filings in South Carolina. Same state DHR revenues grew 1% in the current and prior year-to-date periods. The increase in same state DHR revenues in the current year-to-date period was primarily attributable to higher transaction volumes from our Utah, Wisconsin and Colorado portals, among others. Same state portal software development and services revenues decreased 26% in the current year-to-date period, due to lower project-based revenues from our Wisconsin, Indiana and Montana portals, among others.

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

	Three months ended June 30,			Six months ended June 30,
Cost of Portal Revenue Analysis	2017	% Change	2016	2017	% Change	2016
Fixed costs	$28,135	2%	$27,615	$56,015	3%	$54,606
Variable costs	20,874	13%	18,508	40,026	14%	35,132
Total	$49,009	6%	$46,123	$96,041	7%	$89,738

Cost of portal revenues in the current quarter increased 6%, or approximately $2.9 million, over the prior year quarter due mainly to an increase in same state cost of portal revenues.  The increase in same state cost of portal revenues in the current quarter was primarily attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above. A significant percentage of our IGS transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a portion of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services as they contribute favorably to our operating income growth.  The increase in cost of portal revenues in the current quarter was also attributable to start-up development costs for our new Illinois contract to build an enterprise licensing and permitting platform ($0.8 million), which was offset by lower costs from the legacy Tennessee and Iowa portals (combined $1.1 million) during the quarter.

Our portal gross profit percentage was 38% in the current quarter, slightly down from 39% in the prior year quarter. The decrease in portal gross profit percentage was driven largely by costs incurred for our new Illinois contract and a decrease in the profit contribution from the legacy Tennessee, as further discussed above.  We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our portal operations (which we believe also benefits our stockholders).

Cost of portal revenues in the current year-to-date period increased 7%, or approximately $6.3 million, over the prior year-to-date period due mainly to an increase in same state cost of portal revenues.  The increase in same state cost of portal revenues in the current year-to-date period was primarily attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above, and, to a lesser extent, higher employee compensation and benefit costs.  Additionally, as discussed above, the increase in the cost of portal revenues for the new Illinois contract in the current year-to-date period was offset by lower costs from the legacy Tennessee and Iowa portals.

Our portal gross profit percentage was 39% in the current year-to-date period, slightly down from 40% in the prior year-to-date period.  The decrease in portal gross profit percentage was driven largely by costs incurred for our new Illinois contract and a decrease in profit contribution from the legacy Tennessee portal, as discussed above.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase from the prior year period.

	Three months ended June 30,			Six months ended June 30,
Software & Services Revenue Analysis	2017	% Change	2016	2017	% Change	2016
NIC Federal	$4,278	17%	$3,651	$8,202	14%	$7,205
Other	1,674	2%	1,646	3,729	14%	3,285
Total	$5,952	12%	$5,297	$11,931	14%	$10,490

Software & services revenues in the current quarter and year-to-date periods increased 12% and 14%, or approximately $0.7 million and $1.4 million, respectively, over the corresponding prior year periods. The increase was primarily due to higher revenues in the current quarter and year-to-date periods from our contract with the FMCSA ($0.2 million and $0.5 million, respectively) as a result of increased adoption of the PSP and higher revenues in the current quarter and year-to-date periods from our new federal contract with the Library of Congress ($0.4 million and $0.5 million, respectively).

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues in the current quarter and year-to-date periods increased 23% and 24%, or approximately $0.3 million and $0.7 million, respectively, over the corresponding prior year periods due mainly to higher employee compensation and benefit costs. Our software & services gross profit percentage was 70% in both the current quarter and year-to-date periods, down from 73% in the corresponding prior year periods.

SELLING & ADMINISTRATIVE. As a percentage of total consolidated revenues, selling & administrative expenses were 15% in each of the current quarter and year-to-date periods, compared to 14%, in each of the corresponding prior year periods. Selling & administrative expenses in the current quarter and year-to-date periods increased 18% and 10%, or approximately $2.0 million and $2.3 million, respectively, over the corresponding prior year periods mainly due to higher personnel-related costs and costs to support and enhance corporate-wide information technology, security and portal operations, including development of the citizen-centric Gov2Go enterprise platform.

DEPRECIATION & AMORTIZATION. As a percentage of total consolidated revenues, depreciation & amortization expense was 2% for all periods presented. Depreciation and amortization expense was down slightly in the current quarter and year-to-date periods from the corresponding prior year periods as depreciation on newer capital expenditures was more than offset by assets that became fully depreciated.

INCOME TAXES. Our effective tax rate was approximately 35% and 34%, respectively, for the current quarter and year-to-date periods compared to 36% for both the current quarter and year-to-date periods in the corresponding prior year.  Our effective tax rate in the current quarter and year-to-date periods was lower than in the corresponding prior periods mainly due to favorable benefits related to the domestic production activities deduction, which we began recognizing in the third quarter of 2016, and favorable benefits related to excess tax deductions for the vesting of restricted stock awards, which we began recognizing in the provision for income taxes in the first quarter of 2017 upon the adoption of ASU 2016-09 (See Note 1 in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q).

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $24.4 million in the current year-to-date period compared to $34.6 million in the prior year-to-date period, as adjusted. The decrease in net cash provided by operating activities in the current period was mainly the result of (i) the timing of payments in current and prior year periods to our government partners in Colorado and Montana, among others, and (ii) a $1.5 million collateral deposit made with one of our third-party merchant processors in the current period. These decreases were partially offset by an increase in net income in the current period and a decrease in prepaid income taxes in the current period due to the receipt of federal income tax refunds of approximately $3.0 million related to the amendment of our 2014 and 2013 federal income tax returns for the domestic production activities deduction, which we began recognizing in the third quarter of 2016.

Investing Activities

Net cash used in investing activities was approximately $4.1 million in the current year-to-date period compared to $3.9 million in the prior year period. Investing activities in the current and prior year periods primarily reflect $2.4 million and $2.7 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment. Furthermore, in the current and prior year periods we capitalized approximately $1.7 million and $1.1 million, respectively, of internal-use software development costs primarily related to the enhancement of centralized customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing Activities

Net cash used in financing activities was approximately $12.0 million and $1.0 million in the current and prior year-to-date periods, respectively. The increase in net cash used in financing activities in the current year-to-date period was primarily attributable to cash dividends paid in the current year period of approximately $10.7 million. Financing activities in the current and prior year periods also reflect the payment of approximately $2.6 million and $2.0 million, respectively, in tax withholdings related to the vesting of stock-based compensation awards and the receipt of approximately $1.3 million and $1.1 million, respectively, in proceeds from our employee stock purchase program.

Liquidity

We recognize revenues primarily from providing outsourced digital government services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and also accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. We typically collect a majority of our accounts receivable prior to remitting amounts payable to our government partners.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $142.4 million at June 30, 2017, from $125.0 million at December 31, 2016. The increase in our working capital was primarily due to cash generated from operations in the period. Our current ratio, defined as current assets divided by current liabilities, was 2.7 and 2.3 at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017, our cash balance was $135.4 million, compared to $127.0 million at December 31, 2016. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and dividend payments (if any) for at least the next 12 months without the need for additional capital. We have a $10 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.3 million in available capacity to issue additional letters of credit and $9.3 million of unused borrowing capacity at June 30, 2017 under the Credit Agreement. We were in compliance with all of the financial covenants under the Credit Agreement at June 30, 2017.

We have issued letters of credit as collateral for office leases, and to a much lesser extent, as collateral for performance on our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. We had unused outstanding letters of credit totaling approximately $0.7 million at June 30, 2017, consisting of one letter of credit issued as collateral for an office lease and one letter of credit issued as collateral for performance on one of our outsourced government portal contracts. We are not currently required to cash collateralize these letters of credit.  As further discussed in Note 5 in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q, on April 28, 2017, we entered into an amendment to our Credit Agreement to extend our credit facility to May 1, 2019.

At June 30, 2017, we were bound by performance bond commitments totaling approximately $5.8 million on certain outsourced government portal contracts. Had we been required to post 100% cash collateral at June 30, 2017 for the face value of all performance bonds, letters of credit and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $7.5 million and would have been classified as restricted cash.

We currently expect our capital expenditures to range from $6.0 million to $7.0 million in fiscal 2017, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our outsourced portal businesses including equipment upgrades and enhancements in our Texas portal, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment. We currently expect our capitalized internal-use software development costs to range from $3.0 million to $4.0 million. This estimate includes costs related to the enhancement of centralized customer management, billing and payment processing systems that support our business operations and accounting systems.

On July 31, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of September 6, 2017. The dividend, which is expected to total approximately $5.4 million, will be paid on September 20, 2017, out of the Company’s available cash.  On May 2, 2017, our Board of Directors declared a $0.08 per share regular quarterly cash dividend totaling approximately $5.3 million that was paid out of our available cash on June 20, 2017.  On January 30, 2017, our Board of Directors declared a $0.08 per share regular quarterly cash dividend totaling approximately $5.3 million that was paid out of our available cash on March 21, 2017. We do not believe these dividends will have a significant effect on our future liquidity needs.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We had unused outstanding letters of credit totaling approximately $0.7 million at June 30, 2017.

As of June 30, 2017, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 22, 2017. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $7.7 million at June 30, 2017. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the second quarter of 2017, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 20, 2017	264	$21.20	N/A	N/A
May 5, 2017	797	21.45	N/A	N/A
May 6, 2017	686	21.45	N/A	N/A
May 7, 2017	55	21.45	N/A	N/A
Total	1,802		N/A	N/A

ITEM 5.  OTHER INFORMATION

Frequency of Future Advisory Votes on Executive Compensation

As previously disclosed, at the May 2, 2017, Annual Meeting of Stockholders of the Company, a plurality of stockholders eligible to vote on the proposal recommended, on a non-binding advisory basis, that future advisory votes on the compensation paid to the Company’s named executive officers should occur every year.  Consistent with the plurality’s indicated preference, the Company’s Board of Directors has determined that the Company will include a non-binding advisory vote on executive compensation at each Annual Meeting of Stockholders until the Board of Directors otherwise determines.  The Board of Directors shall make a determination on the frequency of advisory votes on executive compensation no less frequently than every six years.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2017, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated: August 2, 2017	/s/ Stephen M. Kovzan
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

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2017, (iv) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).