Form 10-Q
period 2017-09-30
NIC INC
filed 2017-11-01
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 17, 2017, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 66,269,182.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$152,297	$127,009
Trade accounts receivable, net	83,767	82,722
Prepaid expenses & other current assets	11,780	15,033
Total current assets	247,844	224,764
Property and equipment, net	9,325	9,726
Intangible assets, net	4,866	3,588
Deferred income taxes, net	1,584	2,307
Other assets	1,992	477
Total assets	$265,611	$240,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,345	$73,252
Accrued expenses	24,880	23,395
Other current liabilities	3,810	3,150
Total current liabilities	96,035	99,797

Other long-term liabilities	7,968	7,162
Total liabilities	104,003	106,959

Commitments and contingencies (Notes 1 and 2)	—	—

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized, 66,268 and 65,982 shares issued and outstanding	7	7
Additional paid-in capital	110,103	106,669
Retained earnings	51,498	27,227
Total stockholders' equity	161,608	133,903
Total liabilities and stockholders' equity	$265,611	$240,862

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amount

	Three months ended September 30,		Nine months ended September 30,

Revenues:	2017	2016	2017	2016
Portal revenues	$76,434	$74,997	$232,963	$223,707
Software & services revenues	8,099	5,376	20,073	15,866
Total revenues	84,533	80,373	253,036	239,573
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	47,377	45,140	143,326	134,878
Cost of software & services revenues, exclusive of depreciation & amortization	3,169	1,495	6,803	4,353
Selling & administrative	12,091	11,676	36,882	34,183
Depreciation & amortization	1,810	1,674	5,111	5,074
Total operating expenses	64,447	59,985	192,122	178,488
Operating income before income taxes	20,086	20,388	60,914	61,085
Income tax provision (Notes 1 and 6)	6,066	4,153	20,140	18,895
Net income	$14,020	$16,235	$40,774	$42,190

Basic net income per share	$0.21	$0.24	$0.61	$0.63
Diluted net income per share	$0.21	$0.24	$0.61	$0.63

Weighted average shares outstanding:
Basic	66,267	65,978	66,188	65,890
Diluted	66,267	66,005	66,188	65,915

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2017 (previously reported)	65,982	7	106,669	27,227	133,903
Cumulative effect of adoption of new accounting standard	—	—	409	(409)	—
Balance, January 1, 2017 (as adjusted)	65,982	7	107,078	26,818	133,903
Net income	—	—	—	40,774	40,774
Restricted stock vestings	324	—	107	—	107
Dividends declared	—	—	—	(16,043)	(16,043)
Dividend equivalents on performance-based restricted stock awards	—	—	—	(82)	(82)
Dividend equivalents cancelled upon forfeiture of restricted stock to satisfy tax withholdings	—	—	—	31	31
Shares issuable in lieu of dividend payments on unvested performance-based restricted stock awards	—	—	(56)	—	(56)
Shares surrendered and cancelled upon vesting of restricted stock to satisfy tax withholdings	(125)	—	(2,651)	—	(2,651)
Stock-based compensation	—	—	4,295	—	4,295
Issuance of common stock under employee stock purchase plan	87	—	1,330	—	1,330
Balance, September 30, 2017	66,268	7	110,103	51,498	161,608

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Nine months ended September 30,
	2017	2016
		(as adjusted)
Cash flows from operating activities:
Net income	$40,774	$42,190
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	447	28
Depreciation & amortization	5,111	5,074
Stock-based compensation expense	4,295	4,402
Deferred income taxes	723	(383)
Excess tax benefits from stock-based compensation	—	435
Loss on disposal of property and equipment	44	7
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(1,492)	(1,688)
(Increase) decrease in prepaid expenses & other current assets	3,253	(1,866)
(Increase) in other assets	(1,515)	(31)
Increase (decrease) in accounts payable	(5,907)	10,192
Increase (decrease) in accrued expenses	1,397	(363)
Increase in other current liabilities	660	155
Increase in other long-term liabilities	806	1,564
Net cash provided by operating activities	48,596	59,716

Cash flows from investing activities:
Purchases of property and equipment	(3,319)	(3,927)
Proceeds from sale of property and equipment	7	6
Capitalized internal use software development costs	(2,632)	(1,762)
Net cash used in investing activities	(5,944)	(5,683)

Cash flows from financing activities:
Cash dividends on common stock	(16,043)	—
Proceeds from employee common stock purchases	1,330	1,114
Tax withholdings related to stock-based compensation awards	(2,651)	(2,105)
Net cash used in financing activities	(17,364)	(991)

Net increase in cash	25,288	53,042
Cash, beginning of period	127,009	98,388
Cash, end of period	$152,297	$151,430

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$88	$—
Cash payments:
Income taxes paid	$18,490	$17,268
Cash dividends on common stock previously restricted for payment of dividend	$—	$36,456
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates. The results of operations for the three- and nine- month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

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

Certain amounts included in the unaudited consolidated statement of cash flows for the nine-month period ended September 30, 2016 were reclassified to conform to the current year presentation. The reclassifications had no effect on total cash flows for the nine-month period ended September 30, 2016.

Adoption of accounting standard

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the standard on January 1, 2017, which is effective for the annual reporting period beginning January 1, 2017, including interim periods within that reporting period. Adoption of the standard resulted in a decrease in retained earnings of approximately $0.4 million and a corresponding increase in additional paid-in capital in the Company’s unaudited consolidated balance sheet at January 1, 2017, reflecting a cumulative-effect adjustment associated with the Company’s policy election to account for forfeitures of awards as they occur. Previously, the Company estimated and excluded compensation cost related to awards not expected to vest based on estimated forfeitures. Furthermore, changes in presentation as a result of the adoption of ASU 2016-09 increased both cash provided by operating activities and cash used in financing activities by approximately $2.5 million in the Company’s unaudited consolidated statement of cash flows for the nine-month period ended September 30, 2016.

Upon adoption of ASU 2016-09, excess tax benefits or deficiencies from share-based award activity are reflected in the consolidated statement of income prospectively as a component of the provision for income taxes, whereas previously such benefits or deficiencies were recognized in additional paid-in capital in the consolidated balance sheet. Excess tax benefits resulted in a reduction of the Company’s provision for income taxes of approximately $0.5 million for the nine-month period ended September 30, 2017.

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.6 million for each of the periods ended September 30, 2017 and 2016. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$14,020	$16,235	$40,774	$42,190
Less: Income allocated to participating securities	(129)	(141)	(381)	(376)
Net income available to common stockholders	$13,891	$16,094	$40,393	$41,814
Denominator:
Weighted average shares - basic	66,267	65,978	66,188	65,890
Performance-based restricted stock awards	—	27	—	25
Weighted average shares - diluted	66,267	66,005	66,188	65,915

Basic net income per share:
Net income	$0.21	$0.24	$0.61	$0.63

Diluted net income per share:
Net income	$0.21	$0.24	$0.61	$0.63

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company limits its exposure to credit loss by depositing its cash with high credit quality financial institutions and monitoring the financial stability of those institutions. The Federal Deposit Insurance Corporation (“FDIC”) provides deposit insurance coverage up to $250,000 per depositor for deposit accounts at each FDIC-insured depository institution. At September 30, 2017, the amount of cash covered by FDIC deposit insurance was approximately $8.4 million, and approximately $143.9 million of cash was above the FDIC deposit insurance limit. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable.

Recently issued accounting pronouncements

Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new standard will be effective for the Company beginning January 1, 2020, with early adoption permitted beginning January 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the new standard and the estimated impact it will have on the Company’s consolidated financial statements.

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

The standard is effective for the annual reporting period beginning January 1, 2019, including interim periods within that reporting period. The Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early application is permitted. The Company is currently evaluating the effects that the standard will have on its consolidated financial statements, which the Company anticipates could be significant, due mainly to its non-

cancellable leases for office space. As further described in Note 7, Commitments and Contingencies, of  the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 22, 2017, as of December 31, 2016, the Company had minimum lease commitments under non-cancellable operating leases totaling $17.9 million.

Revenue from Contracts with Customers

In May 2014, the FASB issued a new standard related to revenue recognition (“ASC 606”). Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires expanded disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized in retained earnings on the Company’s balance sheet at the date of initial application (the modified retrospective approach). The standard is effective for the annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The Company currently anticipates that it will adopt the standard using the modified retrospective approach in the first quarter of 2018.

The Company has established an implementation team that has completed an initial impact assessment of the new standard. The percentages of revenue noted below are based on the Company’s last full fiscal year (2016), and the Company does not currently expect these percentages to significantly change in fiscal years 2017 and 2018. Based upon its initial assessment, the Company identified three primary revenue sources:

•
Transaction-based: this source primarily consists of transaction-based fees from interactive government services (“IGS”), driver history records (“DHR”) and other revenues streams. Transaction-based fees accounted for approximately 94% of the Company’s total revenues for the year ended December 31, 2016.

•
Portal software development and services: this source primarily consists of the performance of project-based, application development and other time & materials services for the Company’s government partners. These services accounted for approximately 4% of the Company’s total revenues for the year ended December 31, 2016.

•
Portal management and other fixed fee services: this source primarily consists of recurring fixed fee portal management services for the Company’s government partner in Indiana and subscription-based fees. These services accounted for approximately 2% of the Company’s total revenues for the year ended December 31, 2016.

The Company is in the process of completing contract reviews for each of its three primary revenue sources and currently expects that its revenue recognition policies for all transaction-based fees and portal management and other fixed fees will remain substantially unchanged under ASC 606. Based on the varying terms of the Company’s portal software development and services contracts, revenue may be recognized under the new standard either over time using an input or output method as services are provided or upon completion of a project, depending upon the terms of the specific contract. Recognizing such revenue over time (as opposed to at a point in time upon customer acceptance or completion of a project-based milestone) will represent a change under ASC 606. However, because the Company’s portal software development and services projects are typically short-term in nature and represent a relatively small portion of its total consolidated revenues, the Company does not currently expect any changes to its revenue recognition policy to have a material impact on the Company's consolidated financial statements in any annual or quarterly period. Currently, the population of software development and services contracts that will not be complete as of the January 1, 2018 adoption date of ASC 606 is not yet known. Should the Company have any existing or new software development and services agreements not substantially complete as of December 31, 2017, there is a possibility that the revenue under such agreements could be reflected in the cumulative adjustment to retained earnings on the Company’s balance sheet upon adoption of ASC 606 as of January 1, 2018 and not reflected as revenue in the Company’s consolidated statements of income in either 2017 or 2018.

Based on its initial assessment of the standard, the Company does not currently expect changes to the accounting treatment for costs to obtain contracts or principal versus agent considerations.

The Company continues to finalize its analysis of the new standard and is also in the process of quantifying the impact of the expected changes in accounting policy to the portal software development and services revenue stream and implementing changes to processes (including the determination of which practical expedients may be used, if any), disclosures and internal controls in preparation for adoption of the new standard. The Company will continue to monitor the work of standard setters, including any impacts from the recently issued amendments, and consider the interpretive efforts of non-authoritative groups.

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

The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the government portals, and generally owns all of the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the applications and digital government services built by the Company only in its own state. However, certain proprietary customer management, billing, payment processing and other software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to a number of government partners on a software-as-a-service (“SaaS”) basis, and thus would not be included in any royalty-free license. If the Company’s contract expires after a defined term or if its contract is terminated by a government partner for cause, the government agency would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 14 contracts under which the Company provides enterprise-wide outsourced portal and digital government services, as well as the Company’s contract with the Federal Motor Carrier Safety Administration (“FMCSA”), can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 60% of the Company’s total consolidated revenues for each of the three- and nine-month periods ended September 30, 2017. In the event that any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee in order to continue to use the Company’s applications in its portal.

Under a typical portal contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At September 30, 2017, the Company was bound by performance bond commitments totaling approximately $5.8 million on certain outsourced portal contracts.

The following is a list of the contracts in each state through which the Company has the ability to provide enterprise-wide outsourced digital government services to multiple government agencies:

NIC Enterprise Contract	State	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
NICUSA, IL Division	Illinois	2017	6/29/2023 (6/29/2027)
Louisiana Interactive, LLC	Louisiana	2015	1/28/2020
Connecticut Interactive, LLC	Connecticut	2014	1/9/2020
Wisconsin Interactive Network, LLC	Wisconsin	2013	5/13/2018 (5/13/2023)
Pennsylvania Interactive, LLC	Pennsylvania	2012	11/30/2019 (11/30/2022)
NICUSA, OR Division	Oregon	2011	11/22/2021
NICUSA, MD Division	Maryland	2011	8/10/2018 (8/10/2019)
Mississippi Interactive, LLC	Mississippi	2011	12/31/2017 (12/31/2021)
New Jersey Interactive, LLC	New Jersey	2009	5/1/2020 (5/1/2022)
Texas NICUSA, LLC	Texas	2009	8/31/2018
West Virginia Interactive, LLC	West Virginia	2007	6/30/2021 (6/30/2024)
Vermont Information Consortium, LLC	Vermont	2006	6/8/2019
Colorado Interactive, LLC	Colorado	2005	4/30/2019 (4/30/2023)
South Carolina Interactive, LLC	South Carolina	2005	7/15/2019 (7/15/2021)
Kentucky Interactive, LLC	Kentucky	2003	8/31/2018
Alabama Interactive, LLC	Alabama	2002	3/19/2020 (3/19/2022)
Rhode Island Interactive, LLC	Rhode Island	2001	7/1/2018 (7/1/2019)
Oklahoma Interactive, LLC	Oklahoma	2001	3/31/2018 (3/31/2020)
Montana Interactive, LLC	Montana	2001	12/31/2019 (12/31/2020)
Hawaii Information Consortium, LLC	Hawaii	2000	1/3/2019 (3-yr renewal options)
Idaho Information Consortium, LLC	Idaho	2000	6/30/2018
Utah Interactive, LLC	Utah	1999	6/5/2019
Maine Information Network, LLC	Maine	1999	7/1/2018
Arkansas Information Consortium, LLC	Arkansas	1997	6/30/2018
Indiana Interactive, LLC	Indiana	1995	10/24/2021 (10/24/2025)
Nebraska Interactive, LLC	Nebraska	1995	4/1/2019 (4/1/2021)
Kansas Information Consortium, LLC	Kansas	1992	12/31/2022 (annual 1-yr renewal options)

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

Expiring contracts

There are currently 12 contracts under which the Company provides enterprise-wide outsourced portal and digital government services that have expiration dates within the 12-month period following September 30, 2017. Collectively, revenues generated from these contracts represented approximately 49% of the Company’s total consolidated revenues for each of the three- and nine-month periods ended September 30, 2017. Although certain of these contracts have renewal provisions, any renewal is at the option of the Company’s government partner. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which the Company’s subsidiary, NICUSA Inc. (“NICUSA”), managed digital government services for the state of Tennessee expired on March 31, 2017. For the nine-month period ended September 30, 2017 revenues from the Tennessee portal contract were approximately $1.8 million, compared to $1.7 million and $5.9 million in the three- and nine-month periods ended September 30, 2016, respectively.

The contract under which the Company’s subsidiary, Iowa Interactive, LLC managed digital government services for the state of Iowa expired on November 30, 2016. For the three- and nine-month periods ended September 30, 2016, revenues from the Iowa portal contract were approximately $0.5 million and $1.4 million, respectively.

3.  STOCK BASED COMPENSATION

During the three- and nine-month periods ended September 30, 2017, the Compensation Committee of the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 17,548 shares and 248,395 shares, respectively, with a grant-date fair value totaling approximately $0.3 million and $5.5 million, respectively. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, during the second quarter of 2017, non-employee directors of the Company were granted service-based restricted stock awards totaling 37,464 shares with a grant-date fair value totaling approximately $0.8 million. Such restricted stock awards vest one year from the date of grant. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company records forfeitures when they occur.

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cost of portal revenues, exclusive of depreciation & amortization	$319	$320	$976	$1,102
Cost of software & services revenues, exclusive of depreciation & amortization	22	15	66	47
Selling & administrative	776	1,062	3,253	3,253
Stock-based compensation expense before income taxes	1,117	1,397	4,295	4,402
Income tax benefit	(337)	(285)	(1,420)	(1,362)
Net stock-based compensation expense	$780	$1,112	$2,875	$3,040

4.  STOCKHOLDERS’ EQUITY

Dividends

On October 30, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of December 5, 2017. The dividend, which is expected to total approximately $5.4 million, will be paid on December 19, 2017 out of the Company’s available cash.  A dividend equivalent of $0.08 per share will also be paid simultaneously on the unvested shares of service-based restricted stock.

On July 31, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of September 6, 2017. The dividend, totaling approximately $5.4 million, was paid on September 20, 2017 on 66,267,810 outstanding shares of common stock. A dividend equivalent of $0.08 per share was also paid simultaneously on 620,115 unvested shares of service-based restricted stock. This dividend was paid out of the Company’s available cash.

On May 2, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of June 6, 2017. The dividend, totaling approximately $5.3 million, was paid on June 20, 2017 on 66,264,853 outstanding shares of common stock.  A dividend equivalent of $0.08 per share was also paid simultaneously on 613,524 unvested shares of service-based restricted stock. This dividend was paid out of the Company’s available cash.

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

6.  INCOME TAXES

The following table reconciles the statutory federal tax rate and the Company's effective tax rate for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Domestic production activities deductions	(2.6)%	(15.7)%	(2.7)%	(5.2)%
Federal and state tax credits	(3.8)%	(4.2)%	(2.1)%	(2.2)%
Excess tax deductions	(0.1)%	—%	(0.8)%	—%
State income taxes	1.6%	1.9%	1.7%	2.0%
Uncertain tax positions	(0.2)%	4.3%	1.4%	2.2%
Nondeductible and other expenses	0.3%	(0.9)%	0.6%	(0.9)%
Effective federal and state income tax rate	30.2%	20.4%	33.1%	30.9%

The Company's effective tax rate was approximately 30% and 33% for the three- and nine- months ended September 30, 2017, respectively. The Company's effective tax rate for the three-month period ended September 30, 2017 reflects an increase in the previously estimated research and development tax credit for the 2016 and 2017 tax years upon the filing of the Company's 2016 federal tax return during the current quarter and released reserves to the Company's liability for unrecognized income tax benefits due to the expiration of the statute of limitations for certain tax years. For the nine-months ended September 30, 2017, the Company's effective tax rate was also favorably impacted by benefits related to excess tax deductions for the vesting of restricted stock awards, which the Company began recognizing in the provision for income taxes in the first quarter of 2017 upon the adoption of ASU 2016-09 (See Note 1).

The Company's effective tax rate was approximately 20% and 31% for the three- and nine- months ended September 30, 2016, respectively. The Company's lower effective tax rate in 2016 was mainly due to favorable benefits related to the domestic production activities deduction, the federal research and development tax credit, and an adjustment to certain deferred tax liabilities related to a previous acquisition of a business. During the third quarter of 2016, the Company completed its study of qualifying activities for the domestic production activities deduction and began recognizing tax benefits for the deduction upon the filing of its fiscal 2015 federal income tax return. The Company recognized tax benefits, included in its income tax provision for 2016, of approximately $1.4 million for the 2015 tax year and approximately $1.0 million for the first nine months of the 2016 tax year, related to the domestic production activities deduction.

The Company’s liability for unrecognized income tax benefits included in other long-term liabilities in the unaudited consolidated balance sheet at September 30, 2017 and the consolidated balance sheet at December 31, 2016 was approximately $7.5 million and $6.6 million, respectively. The increase in the amount of the liability for unrecognized income tax benefits in 2017 was mainly due to the domestic production activities deduction recognized during the nine-month period ended September 30, 2017.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three-month periods ended September 30, (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2017
Revenues	$76,434	$8,099	$—	$84,533
Costs & expenses	47,377	3,169	12,091	62,637
Depreciation & amortization	670	25	1,115	1,810
Operating income (loss) before income taxes	$28,387	$4,905	$(13,206)	$20,086

2016
Revenues	$74,997	$5,376	$—	$80,373
Costs & expenses	45,140	1,495	11,676	58,311
Depreciation & amortization	792	23	859	1,674
Operating income (loss) before income taxes	$29,065	$3,858	$(12,535)	$20,388

The table below reflects summarized financial information for the Company’s reportable and operating segments for the nine-month periods ended September 30, (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2017
Revenues	$232,963	$20,073	$—	$253,036
Costs & expenses	143,326	6,803	36,882	187,011
Depreciation & amortization	2,023	72	3,016	5,111
Operating income (loss) before income taxes	$87,614	$13,198	$(39,898)	$60,914

2016
Revenues	$223,707	$15,866	$—	$239,573
Costs & expenses	134,878	4,353	34,183	173,414
Depreciation & amortization	2,498	55	2,521	5,074
Operating income (loss) before income taxes	$86,331	$11,458	$(36,704)	$61,085

The Company’s Texas portal contract accounted for approximately 20% of the Company’s total consolidated revenues for the three- and nine-month periods ended September 30, 2017 and approximately 21% and 20% of the Company’s total consolidated revenues for the three- and nine-month periods ended September 30, 2016, respectively. No other state portal contract accounted for more than 10% of the Company’s total consolidated revenues.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (referred to herein as “the Company”, “NIC”, “we”, “our” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts and new projects under existing portal contracts, statements relating to possible future dividends, statements regarding the expected effects of changes in accounting standards, statements of assumptions underlying such statements, and statements of our intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2017.

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

On behalf of our government partners, we enter into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services we provide and the division of revenues between us and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We typically own all the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the applications and digital government services we built only in its own state. However, certain proprietary customer management, billing, payment processing and other software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are being provided to a number of our government partners on a SaaS basis, and thus would not be included in any royalty-free license. If our contract expires after a defined term or if our contract is terminated by our government partner for cause, the government agency would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. We also provide certain payment processing services on a SaaS basis to a few private sector entities and to state and local agencies in states where we do not maintain an enterprise-wide outsourced portal contract, and may continue to market these services to other entities in the future. Historically, revenues from these services have not been significant, but have grown in recent years. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 14 contracts under which we provide enterprise-wide outsourced portal and digital government services, as well as our contract with the FMCSA, can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 60% of our total consolidated revenues for each of the current quarter and year-to-date periods. In the event that any of these contracts are terminated without cause, the terms of the respective contract may require the government to pay us a fee in order to continue to use our applications in its portal.

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

We currently have 12 contracts under which we provide enterprise-wide outsourced portal and digital government services  that have expiration dates within the 12-month period following September 30, 2017. Although certain of these contracts have renewal provisions, any renewal is at the option of our government partners, who may choose to not renew the contract, to re-open bidding for the services, to take over the portal in place and provide services internally, or to allow individual government agencies to retain the services of their own providers. Collectively, revenues generated from these contracts represented approximately 49% of our total consolidated revenues for each of the current quarter and year-to-date periods. As described above, if a contract expires after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which our subsidiary, NICUSA Inc. (“NICUSA”), managed digital government services for the state of Tennessee expired on March 31, 2017. For the nine-month period ended September 30, 2017, revenues from the Tennessee portal contract were approximately $1.8 million, compared to approximately $1.7 million and $5.9 million for the three- and nine- month periods ended September 30, 2016, respectively.

The contract under which our subsidiary Iowa Interactive, LLC managed digital government services for the state of Iowa expired on November 30, 2016. For the three- and nine-month periods ended September 30, 2016, revenues from the Iowa portal contract were approximately $0.5 million and $1.4 million, respectively.

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

Our outsourced portal businesses

We categorize our portal revenues according to the underlying source of revenue. A brief description of each category follows:

●
IGS: mainly consists of transaction-based fees from interactive government services, referred to as IGS, from sources other than digital access to motor vehicle driver history records, for transactions conducted by business users and consumer users through our portals and which are generally recurring. For a representative listing of the IGS applications we currently offer through our portals, refer to Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 22, 2017.

●
DHR: mainly consists of transaction-based fees from driver history records, referred to as DHR, for providing digital access to motor vehicle driver history records from our state portals to data resellers, insurance companies, and other pre-authorized customers on behalf of our state partners, and which are generally recurring.

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

●
Portal management and other fixed fee: these are revenues from the performance of fixed fee portal management services for our current government partner in the state of Indiana and other fixed fees that are generally recurring.

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

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three- and nine-month periods ended September 30, 2017 and 2016. This discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Form 10-Q.

Due to the expiration of our contract with the state of Iowa on November 30, 2016, the operating results for this portal have been removed from the same state category for the three- and nine-month periods ended September 30, 2017. In addition, our Tennessee portal contract expired on March 31, 2017. As a result, the operating results for our Tennessee portal have also been removed from the same state category for the three- and nine-month periods ended September 30, 2017. The operating results for our new Louisiana portal have been excluded from the same state category for the nine months ended September 30, 2017, because it had not generated revenues for two full comparable periods.

	Three Months Ended September 30, 2017		Nine Months Ended September 30,
Key Financial Metrics	2017	2016	2017	2016
Revenue growth - outsourced portals	2%	7%	4%	8%
Same state revenue growth - outsourced portals	5%	5%	5%	7%
Recurring portal revenue as a % of total portal revenues	99%	97%	98%	96%
Gross profit % - outsourced portals	38%	40%	38%	40%
Revenue growth - software & services	51%	9%	27%	12%
Gross profit % - software & services	61%	72%	66%	73%
Selling & administrative expenses as a % of total revenues	14%	15%	15%	14%
Operating income margin % (operating income as a % of total revenues)	24%	25%	24%	25%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three Months Ended September 30,			Nine Months Ended September 30,
Portal Revenue Analysis	2017	% Change	2016	2017	% Change	2016
IGS transaction-based	$48,089	8%	$44,356	$144,194	10%	$131,565
DHR transaction-based	25,936	(5)%	27,249	79,787	(1)%	80,205
Portal software development	1,134	(46)%	2,117	5,157	(36)%	8,112
Portal management	1,275	—	1,275	3,825	—	3,825
Total	$76,434	2%	$74,997	$232,963	4%	$223,707

Portal revenues in the current quarter increased 2%, or approximately $1.4 million, over the prior year quarter mainly due to a 5%, or approximately $3.6 million, increase in same state portal revenues (portals in operation and generating comparable revenues for two full periods), partially offset by revenue declines from our legacy Tennessee and Iowa portals (combined, approximately $2.1 million) due to contract expirations on March 31, 2017 and November 30, 2016, respectively.

Same state portal revenues grew 5% in the current quarter compared to 5% in the prior year quarter. The increase in same state portal revenues in the current quarter was primarily attributable to higher revenues from our Colorado and South Carolina portals, among others. Same state IGS revenues grew 10% in the current quarter compared to 12% in the prior year quarter. The increase in the current quarter was driven by several key services, including motor vehicle registrations in Colorado and business registration filings in South Carolina. Same state DHR revenues grew 1% in the current year quarter compared to a 1% decline in the prior year quarter. The increase in the current quarter was primarily attributable to higher transaction volumes from our Utah, West

Virginia and Wisconsin portals, among others. Same state portal software development and services revenues declined 41% in the current quarter, due to lower project-based revenues from our Wisconsin and Indiana portals, among others.

Portal revenues in the current year-to-date period increased 4%, or approximately $9.3 million, over the prior year-to-date period mainly due to a 5%, or approximately $11.6 million, increase in same state portal revenues. Revenues from our new Louisiana portal increased approximately $3.2 million in the current year-to-date period and were offset by a decrease in revenues from legacy Tennessee and Iowa portals (combined, approximately $5.5 million) due to contract expirations on March 31, 2017 and November 30, 2016, respectively.

Same state portal revenues grew 5% in the current year-to-date period compared to 7% in the prior year-to-date period. The increase in same state portal revenues in the current year-to-date period was primarily attributable to higher revenues from our Colorado, Texas and Maryland portals, among others. Same state IGS revenues grew 10% in the current year-to-date period compared to 13% in the prior year-to-date period. The increase in the current year-to-date period was driven by several key services, including vehicle inspections in Texas and motor vehicle registrations in Colorado. Same state DHR revenues grew 1% in the current year-to-date period compared to 2% in the prior year-to-date period. The increase in the current year-to-date period was primarily attributable to higher transaction volumes from our Utah, Wisconsin and Colorado portals, among others. Same state portal software development and services revenues decreased 30% in the current year-to-date period, due to lower project-based revenues from our Wisconsin and Indiana portals, among others.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
Cost of Portal Revenue Analysis	2017	% Change	2016	2017	% Change	2016
Fixed costs	$27,852	1%	$27,712	$83,780	2%	$82,318
Variable costs	19,525	12%	17,428	59,546	13%	52,560
Total	$47,377	5%	$45,140	$143,326	6%	$134,878

Cost of portal revenues in the current quarter increased 5%, or approximately $2.2 million, over the prior year quarter due mainly to an increase in same state cost of portal revenues.  The increase in same state cost of portal revenues in the current quarter was primarily attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above. A significant percentage of our IGS transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a portion of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services as they contribute favorably to our operating income.  The increase in cost of portal revenues in the current quarter was also affected by start-up development costs for our new Illinois contract to build an enterprise licensing and permitting platform ($0.9 million), which were offset by lower costs from the legacy Tennessee and Iowa portals (combined $1.4 million) during the quarter.

Our portal gross profit percentage was 38% in the current quarter, down from 40% in the prior year quarter. The decrease in portal gross profit percentage was driven largely by costs incurred for our new Illinois contract and a decrease in the profit contribution from the legacy Tennessee portal.  We carefully monitor our portal gross profit percentage to strike a balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our portal operations (which, we believe, also benefits our stockholders).

Cost of portal revenues in the current year-to-date period increased 6%, or approximately $8.4 million, over the prior year-to-date period due mainly to an increase in same state cost of portal revenues.  The increase in same state cost of portal revenues in the current year-to-date period was primarily attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above, and, to a lesser extent, higher employee compensation and benefit costs.  Additionally, the increase in the cost of portal revenues for the new Illinois contract in the current year-to-date period ($2.0 million) was offset by lower costs from the legacy Tennessee and Iowa portals ($3.2 million).

Our portal gross profit percentage was 38% in the current year-to-date period, down from 40% in the prior year-to-date period.  The decrease in portal gross profit percentage was driven largely by costs incurred for our new Illinois contract and a decrease in profit contribution from the legacy Tennessee portal.

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three Months Ended September 30,			Nine Months Ended September 30,
Software & Services Revenue Analysis	2017	% Change	2016	2017	% Change	2016
NIC Federal	$6,671	81%	$3,684	$14,872	37%	$10,889
Other	1,428	(16)%	1,692	5,201	5%	4,977
Total	$8,099	51%	$5,376	$20,073	27%	$15,866

Software & services revenues in the current quarter and year-to-date periods increased 51% and 27%, or approximately $2.7 million and $4.2 million, respectively, over the corresponding prior year periods. The increase was primarily due to a significant spike in the current quarter and year-to-date periods from the Senior Park Pass program with the United States National Park Service, which we do not expect to recur in future periods at the same level. Revenues from the Senior Park Pass program totaled approximately $2.8 million in the current quarter.

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues in the current quarter and year-to-date periods increased 113% and 57%, or approximately $1.7 million and $2.5 million, respectively, over the corresponding prior year periods due mainly to higher costs to support the Senior Park Pass program, as described above, as well as employee compensation and benefit costs. Costs to support the Senior Park Pass program in the current quarter totaled approximately $1.2 million, which we do not expect to recur in future periods. Our software & services gross profit percentage in the current quarter and year-to-date periods were 61% and 66%, respectively, compared to 72% and 73% in the corresponding prior year periods. The decline in gross profit percentages were driven by the Senior Park Pass program.

SELLING & ADMINISTRATIVE. As a percentage of total consolidated revenues, selling & administrative expenses were 14% and 15% in the current quarter and year-to-date periods, respectively, compared to 15% and 14%, in the corresponding prior year periods, respectively. Selling & administrative expenses in the current quarter and year-to-date periods increased 4% and 8%, or approximately $0.4 million and $2.7 million, respectively, over the corresponding prior year periods mainly due to higher costs to support and enhance company-wide information technology, security and portal operations, including development of the citizen-centric Gov2Go enterprise platform.

INCOME TAXES. Our effective tax rate was approximately 30% and 33% for the current quarter and year-to-date periods, respectively. Our effective tax rate for the current quarter reflects an increase in the previously estimated research and development tax credit for the 2016 and 2017 tax years upon the filing of our 2016 federal tax return during the current quarter and a reserve reduction to the liability for unrecognized income tax benefits due to the expiration of the statute of limitations for certain tax years. Our effective tax rate for the current year-to-date period was also favorably impacted by benefits totaling $0.5 million related to excess tax deductions for the vesting of restricted stock awards, which the Company began recognizing in the provision for income taxes in the first quarter of 2017 upon the adoption of ASU 2016-09 (See Note 1 in the Notes of the Unaudited Consolidated Financial Statements in this Form 10-Q).

Our effective tax rate was approximately 20% and 31% for the prior year quarter and year-to-date periods, respectively. Our lower effective tax rate in 2016 was mainly due to favorable benefits related to the domestic production activities deduction, the federal research and development tax credit, and an adjustment to certain deferred tax liabilities related to a previous acquisition of a business. During the third quarter of 2016, we completed our study of qualifying activities for the domestic production activities deduction and began recognizing tax benefits for the deduction upon the filing of our fiscal 2015 federal income tax return. We recognized tax benefits, included in our income tax provision for the prior year quarter and year-to-date periods, of approximately $1.4 million for the 2015 tax year and approximately $1.0 million for the first nine months of the 2016 tax year, related to the domestic production activities deduction.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $48.6 million in the current year-to-date period compared to $59.7 million in the prior year-to-date period, as adjusted. The decrease in net cash provided by operating activities in the current period was mainly the result of (i) the timing of outstanding payables in the current and prior year periods to our government partners in Colorado and Louisiana, among others (which was a cash outflow of approximately $5.9 million in the current year-to-date period compared to a cash inflow of approximately $10.2 million in the prior year-to-date period), and (ii) a $1.5 million collateral deposit made with one of our third-party merchant processors in the current period. These decreases were partially offset by a decrease in prepaid income taxes in the current period due to the receipt of federal income tax refunds of approximately $3.0 million related to the amendment of our 2014 and 2013 federal income tax returns for the domestic production activities deduction, which we began recognizing in the third quarter of 2016.

Investing Activities

Net cash used in investing activities was approximately $5.9 million in the current year-to-date period compared to $5.7 million in the prior year period. Investing activities in the current and prior year periods primarily reflect $3.3 million and $3.9 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment. Furthermore, in the current and prior year periods we capitalized approximately $2.6 million and $1.8 million, respectively, of internal-use software development costs primarily related to the enhancement of centralized customer management, billing and payment processing systems that support our portal operations and accounting systems.

Financing Activities

Net cash used in financing activities was approximately $17.4 million and $1.0 million in the current and prior year-to-date periods, respectively. The increase in net cash used in financing activities in the current year-to-date period was primarily attributable to cash dividends paid in the current year period of approximately $16.0 million. Financing activities in the current and prior year periods also reflect the payment of approximately $2.7 million and $2.1 million, respectively, in tax withholdings related to the vesting of stock-based compensation awards and the receipt of approximately $1.3 million and $1.1 million, respectively, in proceeds from our employee stock purchase program.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $151.8 million at September 30, 2017, from $125.0 million at December 31, 2016. The increase in our working capital was primarily due to cash generated from operations in the period. Our current ratio, defined as current assets divided by current liabilities, was 2.6 and 2.3 at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017, our cash balance was $152.3 million, compared to $127.0 million at December 31, 2016. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and dividend payments (if any) for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.3 million in available capacity to issue additional letters of credit and $9.3 million of unused borrowing capacity at September 30, 2017 under the Credit Agreement. We were in compliance with all of our covenants under the Credit Agreement at September 30, 2017.

We have issued letters of credit as collateral for office leases, and to a much lesser extent, as collateral for performance on our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. We had unused outstanding letters of credit totaling approximately $0.7 million at September 30, 2017, consisting of one letter of credit issued as collateral for an office lease and one letter of credit issued as collateral for performance on one of our outsourced government portal contracts. We are not currently required to cash collateralize these letters of credit.  Our Credit Agreement matures on May 1, 2019.

At September 30, 2017, we were bound by performance bond commitments totaling approximately $5.8 million on certain outsourced government portal contracts. Had we been required to post 100% cash collateral at September 30, 2017 for the face value of all performance bonds, letters of credit and our line of credit in conjunction with a corporate credit card agreement, unrestricted cash would have decreased by approximately $7.5 million and would have been classified as restricted cash.

We currently expect our capital expenditures to range from approximately $5.0 million to $6.0 million in fiscal 2017, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our outsourced portal businesses including equipment upgrades and enhancements in our Texas portal, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment. We currently expect our capitalized internal-use software development costs to range from approximately $3.0 million to $4.0 million. This estimate includes costs related to the enhancement of centralized customer management, billing and payment processing systems that support our business operations and accounting systems.

On October 30, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of December 5, 2017. The dividend, which is expected to total approximately $5.4 million, will be paid on December 19, 2017, out of the Company’s available cash.  On July 31, 2017, our Board of Directors declared a $0.08 per share regular quarterly cash dividend totaling approximately $5.4 million that was paid out of our available cash on September 20, 2017. On May 2, 2017, our Board of Directors declared a $0.08 per share regular quarterly cash dividend totaling approximately $5.3 million that was paid out of our available cash on June 20, 2017.  On January 30, 2017, our Board of Directors declared a $0.08 per share regular quarterly cash dividend totaling approximately $5.3 million that was paid out of our available cash on March 21, 2017. We do not believe these dividends will have a significant effect on our future liquidity needs.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We had unused outstanding letters of credit totaling approximately $0.7 million at September 30, 2017.

As of September 30, 2017, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 22, 2017. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $7.5 million at September 30, 2017. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the third quarter of 2017, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 17, 2017	1,606	$19.20	N/A	N/A
July 31, 2017	344	16.25	N/A	N/A
Total	1,950		N/A	N/A

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) includes (i) Unaudited Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2017, (iv) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated:	November 1, 2017	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer