Form 10-K
period 2017-12-31
NIC INC
filed 2018-02-22
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑
No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐ No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑

As of June 30, 2017, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1.2 billion based on the closing price as reported by the Nasdaq Stock Market.

On February 8, 2018, the registrant had 66,278,743 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders to be held in 2018 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS
NIC INC.
FORM 10-K ANNUAL REPORT

PART I

CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See the "Cautions About Forward Looking Statements" section in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this report for more information regarding these statements.

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

ITEM 1. BUSINESS

Business Overview

NIC is a leading provider of digital government services that help governments use technology to provide a higher level of service to businesses and citizens and increase efficiencies. We accomplish this currently through two channels: our primary outsourced portal businesses and our software & services businesses. In our primary outsourced portal businesses, we generally enter into long-term contracts with state and local governments to design, build, and operate internet-based, enterprise-wide portals on their behalf. These portals consist of websites and applications we have built that allow businesses and citizens to access government information online via a variety of connected devices and complete secure transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. The business model supporting most of our long-term contracts is a transaction-based business model where we absorb the costs to build the portal’s technical infrastructure and develop digital government services. After a service has launched, we and our government partners share a portion of the fees generated from the online transactions, which are paid by the end users of the service. Our government partners benefit by reducing their financial and technological risks, increasing their operational efficiencies and gaining a centralized, customer focused presence on the internet, while businesses and citizens receive a faster, more convenient, and more cost-effective means to interact with governments. We are typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the government portals.

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

Segment Information

Our Outsourced Portals segment is our only reportable segment and generally includes our subsidiaries that operate outsourced state and local government portals. The Other Software & Services category primarily includes our subsidiaries that provide software development and payment processing services, other than outsourced portal services, to state and local governments as well as federal agencies. For additional information relating to our reportable and operating segments, refer to Note 11, Reportable Segments and Related Information, to the Consolidated Financial Statements.

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

The limits of traditional government transaction methods

Traditionally, government agencies have transacted, and in many cases, continue to transact, with businesses and citizens using processes that are inconvenient and labor-intensive, require extensive paperwork, and use outmoded technology and security procedures and large amounts of scarce staff resources. Transactions and information requests are often made in person or by mail, which increases the potential for the compromise of sensitive personal information or errors that require revisions and follow-ups, particularly if the transactions and information requested are processed manually. Even newer methods rely on multiple systems and potentially incompatible data formats, and require significant expertise and expenditures to introduce and maintain. As a result, businesses and citizens often have no choice but to face costly delays to complete essential tasks. These delays include waiting in line at a government agency, for answers by telephone, for responses by mail, or for payments by check. In addition, government agencies may not use modern secure methods of online payment, leaving businesses and citizens unable to pay certain fees online or at the counter using credit/debit cards or electronic checks, or government agencies may require advance payments rather than payments from monthly billing. Businesses and citizens encounter further inconvenience and delay because they can usually work with government agencies only during normal business hours. Even when online alternatives are available, they often require a cumbersome process of multiple contacts with different government agencies or offer a limited number of payment methods. Increases in the level of economic activity and in the population have exacerbated these problems and increased the demand for new services.

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

According to a January 2017 Internet/Broadband Fact Sheet presentation by the Project, 88% of American adults use the internet. In fact, the report notes some age groups’ connectivity is nearing a saturation point, with 96% of American adults ages 30-49 and 99% of American adults ages 18-29 using the internet.

NIC leads the industry in developing mobile-enabled digital government services in the United States. We build our digital government services and native mobile applications in a manner that is accessible via a variety of connected devices. According to the Project’s January 2017 Mobile Fact Sheet, 77% of American adults have a smartphone, up from 35% in 2011. Furthermore, the study reported that 12% of Americans are “smartphone-dependent,” meaning they access the internet primarily via their smartphone, but do not have access via broadband at home or another online alternative.

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

Challenges to the implementation of digital government services

Despite the potential benefits of digital government services, barriers to creating successful internet-based services may preclude governments from implementing them. Some of these barriers are similar to those the private sector encounters, including:

•	the high cost of implementing and maintaining secure infrastructure in a budget-constrained environment;

•	the need to quickly assess the requirements of potential customers and cost-effectively design and implement digital government services that are tailored to meet these requirements;

•	the intense competition for qualified technical personnel; and

•	the need for updated internet and mobile friendly payment methods, that are secure and compliant with Payment Card Industry standards.

Governments also face some unique challenges that exacerbate the difficulty of advancing to digital services, including:

•	lengthy and potentially politically charged appropriations processes that make it difficult for governments to acquire resources and to develop digital services quickly;

•	a diverse and substantially autonomous group of government agencies that have adopted varying and fragmented approaches to providing information and transactions online;

•
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

•	changes in administration and turnover in government personnel among influencers and key decision makers; and

•	compliance requirements associated with accepting credit/debit card and electronic check payments.

We believe many private sector service providers generally do not address the unique needs of enterprise-wide digital government services. Most service providers do not fully understand and are not well-equipped to deal with the unique political, regulatory and security environments of governments. These providers, including large systems integrators, typically take a time-and-materials, project-based pricing approach and provide “off-the-shelf” solutions, often designed for other industries that may not adequately address the needs of government.

What We Provide to Governments

We provide digital government services designed to meet the needs of governments, businesses and citizens. The key elements of our service delivery are:

Customer-focused, one-stop government

Using our marketing and technical expertise and our government experience, we generally design, build, and operate digital government services for our government partners that are designed to meet their needs as well as those of the businesses and citizens they serve. Our enterprise-wide outsourced portals are designed to create a single point of presence on the internet that allows businesses and citizens to reach the website of every government agency in a specific jurisdiction from one online location. We strive to employ a common look and feel in the websites of all government agencies associated with each state’s government portal and make them useful, appealing and easy to use. In addition to developing and managing the government portal, we develop applications that allow businesses and citizens to complete processes that have traditionally required separate offline interactions with several different government agencies or older generation electronic access. These applications permit businesses and citizens to conduct transactions with government agencies and to obtain information 24 hours per day and seven days per week using the latest technology and payment methods. We also help our government partners generate awareness and educate businesses and citizens about the availability and potential benefits of digital government services.

Compelling and flexible financial models for governments

With our business model, we allow governments to implement digital government services at minimal cost and risk. We take on the responsibility and cost of designing, building and operating government portals and applications, with minimal use of government resources. We employ our technological resources and accumulated expertise to help governments avoid the risks of selecting and investing in new and often untested technologies that may be implemented by unproven third-party providers. We implement our services rapidly, efficiently and accurately, using our well-tested and reliable infrastructure and processes. Once we establish a portal and the associated applications, we typically manage transaction flows, data exchange and payment processing, and we fund ongoing costs from the fees received from end users, who access information and conduct transactions through the portal. A 2013 study by the University of Utah of nearly 1,500 businesses in three NIC partner states found that 95% approve of their state’s digital government services, with 90% preferring to conduct business with state government online and 96% saying that digital government services save their business time. In addition, the majority of the businesses surveyed said they believe fees associated with digital government services are reasonable and that digital government services reinforce the perception that the state is business-friendly. A 2012 study by the University of Utah found that by placing just nine high-volume services online and by utilizing NIC’s business model, the state of Utah avoided approximately $61 million in costs related to the operations of its official web portal and the development of digital government services from fiscal years 2007 through 2011. A similar study conducted in 2017 by the University of Southern Maine reflected similar cost avoidance by the state of Maine. That study found the state of Maine avoided approximately $33-46 million in costs related to the operations of its official web portal and the development of digital government services from fiscal years 2011 through 2016. We are also able to provide specific fee-based application and outsourced portal solutions to governments who cannot or do not wish to pursue a transaction-based portal solution.

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

Outsourced Government Contracts

State enterprise contracts

The following is a summary of the state contracts through which the Company currently generates meaningful revenue and has the ability to provide enterprise-wide outsourced digital government services to multiple government agencies:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
NICUSA, IL Division	Illinois	2017	6/29/2023	6/29/2027
Louisiana Interactive, LLC	Louisiana	2015	1/28/2020
Connecticut Interactive, LLC	Connecticut	2014	1/9/2020
Wisconsin Interactive Network, LLC	Wisconsin	2013	5/13/2018	(5/13/2023)
Pennsylvania Interactive, LLC	Pennsylvania	2012	11/30/2019	(11/30/2022)
NICUSA, OR Division	Oregon	2011	11/22/2021
NICUSA, MD Division	Maryland	2011	8/11/2019
Mississippi Interactive, LLC	Mississippi	2011	12/31/2019	(12/31/2021)
New Jersey Interactive, LLC	New Jersey	2009	5/1/2020	(5/1/2022)
Texas NICUSA, LLC	Texas	2009	8/31/2018
West Virginia Interactive, LLC	West Virginia	2007	6/30/2021	(6/30/2024)
Vermont Information Consortium, LLC	Vermont	2006	6/8/2019
Colorado Interactive, LLC	Colorado	2005	4/30/2019	(4/30/2023)
South Carolina Interactive, LLC	South Carolina	2005	7/15/2019	(7/15/2021)
Kentucky Interactive, LLC	Kentucky	2003	8/31/2018
Alabama Interactive, LLC	Alabama	2002	3/19/2020	(3/19/2022)
Rhode Island Interactive, LLC	Rhode Island	2001	7/1/2018	(7/1/2019)
Oklahoma Interactive, LLC	Oklahoma	2001	3/31/2018	(3/31/2020)
Montana Interactive, LLC	Montana	2001	12/31/2019	(12/31/2020)
Hawaii Information Consortium, LLC	Hawaii	2000	1/3/2019	(3-year renewal options)
Idaho Information Consortium, LLC	Idaho	2000	6/30/2018
Utah Interactive, LLC	Utah	1999	6/5/2019
Maine Information Network, LLC	Maine	1999	7/1/2018
Arkansas Information Consortium, LLC	Arkansas	1997	6/30/2018
Indiana Interactive, LLC	Indiana	1995	10/24/2021	(10/24/2025)
Nebraska Interactive, LLC	Nebraska	1995	4/1/2019	(4/1/2021)
Kansas Information Consortium, LLC	Kansas	1992	12/31/2022	(annual renewal options)

Our state master contracts typically authorize our subsidiaries to design, build and operate a wide range of digital and web-based services that facilitate interactions between government agencies and businesses or citizens. These are typically long-term contracts that permit any state agency to engage our local subsidiary to develop and provide digital services by executing a statement of work, subject to the approval and oversight of our master contract partner or an oversight authority established by the master contract or applicable law. In many cases, our subsidiaries are also able to use these contracts to provide services for county and city governments within the state. Under the transaction-funded business model most commonly contemplated in these master contracts, our subsidiaries earn revenue through transaction charges paid by users in exchange for access to the services that we provide. These charges support the operation and maintenance of the services, as well as compensate our subsidiaries for the up-front investment and ongoing costs incurred in developing and maintaining the services, all costs that would otherwise be incurred by the state. Our subsidiaries also utilize a portion of the revenue from some of these fees to develop additional digital government services that cannot be supported through transaction-based funding, either because the service would not have sufficient use or the type of service is not compatible with charging a fee.

We typically own all the intellectual property in connection with the applications we develop under our state enterprise contracts. After completion of a defined contract term, our government partner typically receives a perpetual, royalty-free license to use the applications and digital government services we built only in its own state. However, certain proprietary customer management, billing, and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are provided to the vast majority of our government partners on a software-as-a-service (“SaaS”) basis, and thus would not be included in any royalty-free license. If our contract expires after a defined term or if our contract is terminated by our government partner for cause, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. We also provide certain payment processing services on a SaaS basis to a few private sector entities and to state and local agencies in states where we do not maintain an enterprise-wide outsourced digital government services contract, and may continue to market these services to other entities in the future. Historically, revenues from these services have not been significant, but have grown in recent years. In some cases, we enter into contracts to provide application development and portal management services to governments in exchange for an agreed-upon fee.

We also enter into statements of work with various agencies and divisions of our government partners for digital access to data and to conduct other citizen-to-government and business-to-government transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services we provide and the amounts we must remit to the agency. These terms are then submitted to the policy-making and fee approval authority for approval. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We have the general ability to control certain of our expenses in the event of a reduction in the amount or percentage of fees we retain; however, there may be a lag in the time it takes to do so should we determine it is necessary.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 15 contracts under which we provide enterprise-wide outsourced portal and digital government services, as well as our contract with the Federal Motor Carrier Safety Administration ("FMCSA"), can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 61% of our total consolidated revenues for the year ended December 31, 2017. In the event any of these contracts are terminated without cause, the terms of the respective contract may require the government to pay us a fee in order to continue to use our applications in its portal.

Outsourced federal contract

Our subsidiary, NIC Federal, LLC (“NIC Federal”) has a contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the Company’s transaction-based business model. In 2017, the FMCSA exercised the second of its two one-year renewal options, extending the current contract through August 31, 2018.

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

Expiring contracts

We currently have nine contracts under which we provide enterprise-wide outsourced portal and digital government services, as well as our contract with the FMCSA, that have expiration dates within the 12-month period following December 31, 2017. Although certain of these contracts have renewal provisions, any renewal is at the option of our government partners, who may choose to not renew the contract, to re-open bidding for the services, to take over the portal in place and provide services internally, or to allow individual government agencies to retain the services of their own providers. Collectively, revenues generated from these contracts represented approximately 43% of our total consolidated revenues for the year ended December 31, 2017. As described above, if a contract expires after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

As previously disclosed, NIC has been informed by representatives of the state of Texas that our subsidiary, Texas NICUSA, LLC (“Texas NICUSA”), has been selected to negotiate a contract to provide the payment processing services set forth in the Texas.gov 3.0 Procurement RFO (the “Texas RFO”), and that Texas NICUSA has not been selected to negotiate a contract to provide the portal operations, maintenance and development services set forth in the Texas RFO. Because the procurement process has not been completed, the ultimate outcome of the process is subject to many risks and uncertainties, including the outcome of negotiations between the state of Texas, NIC and other participants and the final determinations made by the state of Texas. The current agreement between the state of Texas and Texas NICUSA expires on August 31, 2018. The Texas portal accounted for approximately 20% of our total consolidated revenues for the year ended December 31, 2017.
The contract under which our subsidiary, NICUSA Inc. (“NICUSA”), manages the state of Tennessee’s official government portal expired on March 31, 2017. For the years ended December 31, 2017, 2016 and 2015, revenues from the Tennessee portal contract were approximately $1.8 million, $7.5 million and $9.0 million, respectively.

The contract under which our subsidiary, Iowa Interactive, LLC (“II”), managed the state of Iowa’s official government portal expired on June 30, 2016. II provided transition services as required by the contract through November 30, 2016. For the years ended December 31, 2016 and 2015, revenues from the Iowa portal contract were approximately $1.6 million and $1.8 million, respectively.

As previously disclosed, the contract under which our subsidiary, Delaware Interactive, LLC (“DI”), managed the state of Delaware’s official government portal expired on March 31, 2015. For the year ended December 31, 2015, revenues from the Delaware portal contract were approximately $0.6 million.

The expiration of our contracts with the states of Tennessee, Iowa and Delaware did not have a material impact on our consolidated results of operations, cash flows or financial condition.

Our Portal Service Offerings

We work with our state and local government partners to develop, manage, and enhance comprehensive, enterprise-wide, digital government services for their constituents. Our portals are designed to provide user-friendly, convenient, secure multi-channel access, including mobile access, to in-demand government information and services, and include numerous fee-based transaction services and applications that we have developed. These fee-based services and applications allow businesses and citizens to access constantly changing government information and to file necessary government documents. The types of services and the fees charged vary in each portal installation according to the unique preferences of that jurisdiction. In an effort to reduce the frustration businesses and citizens often encounter when dealing with multiple government agencies, we handle cross-agency communications whenever feasible and shield businesses and citizens from the complexity of older, mainframe-based systems that agencies commonly use, creating an intuitive and efficient interaction with governments. We also provide industry-compliant payment processing systems that accommodate credit/debit cards and electronic checks, as applicable.

Some of the fee-based online services we currently offer in different jurisdictions include:

Product or Service	Description	Primary Users
Motor Vehicle Driver History Record Retrieval	For those legally authorized businesses, this service offers controlled instant look-up of driving history records. Includes commercial licenses.	Data resellers, insurance companies

Vehicle Title, Lien & Registration	Provides controlled interactive title, registration, and lien database access. Permits citizens to renew their vehicle registrations online.	Insurance companies, lenders, citizens

Motor Vehicle Inspections	Allows licensed state inspection stations to file certified motor vehicle and emissions testing inspections online.	Businesses

Temporary Vehicle Tags	Records temporary vehicle tag registration of a newly purchased car in real time with the state and issues a customized temporary plate for display on the vehicle.	Automobile dealerships, citizens, law enforcement

Driver’s License Renewal	Permits citizens to renew their driver’s license online using a credit/debit card.	Citizens

Hunting and Fishing Licenses	Permits citizens to obtain and pay for outdoor recreation licenses over the internet or from point-of-purchase retail kiosks.	Citizens

Health Professional License Services	Allows users to search databases on several health professions to verify license status.	Hospitals, clinics, health insurers, citizens

Professional License Renewal	Permits professionals to renew their licenses online using a credit/debit card.	Attorneys, doctors, nurses, architects, and other licensed professionals

Business Registrations and Renewals	Allows business owners to search for and reserve a business name, submit and pay for the business registration, and renew the business registration on an annual basis.	Businesses

Secretary of State Business Searches	Allows users to access filings of corporations, partnerships, and other entities, including charter documents.	Attorneys, lenders

Uniform Commercial Code (UCC) Searches and Filings	Permits searches of the UCC database to verify financial liens, and permits filings of secured financial documents.	Attorneys, lenders

Limited Criminal History Searches	For those legally authorized, provides users with the ability to obtain a limited criminal history report on a specified individual.	Schools, governments, human resource professionals, nonprofits working with children or handicapped adults

Court Services	Allows authorized users to search court record databases, make payments for court fines, and in some cases digitally file court documents.	Legal professionals, citizens

Vital Records	Provides authorized access to birth, death, marriage, domestic partnership and civil union certificates.	Citizens

Income and Property Tax Payments	Allows users to file and pay for a variety of state and local income and property taxes.	Businesses and citizens

Payment Processing	Permits use of the internet for secure industry-compliant credit/debit card and electronic check payment processing both online and at the point of sale for government agency transactions.	Businesses and citizens

In addition to these and other services, we also provide customer service and support. Our customer service representatives serve as a liaison between our government partners and businesses and citizens.

Revenues

In our outsourced state and local portal businesses, we currently earn revenues from three main sources: (i) interactive government services (“IGS”) and driver history records (“DHR”) which consist mainly of transaction-based fees, (ii) time and materials-based fees for application development and (iii) fixed fees for portal management services. In most of our outsourced portal businesses, the majority of our revenues are generated from transactions, which generally include the collection of transaction-based fees and subscription fees from users. The following table reflects the underlying sources of portal revenues as a percentage of total portal revenues for the years ended December 31:

Percentage of Portal Revenues:	2017	2016	2015
IGS and DHR	95%	94%	94%
Time and materials-based fees for application development	3%	4%	4%
Fixed fees for portal management	2%	2%	2%

The following table identifies each type of service, customer and portal partner that accounted for 10% or more of our total consolidated revenues in any of the past three years:

	Percentage of Total Consolidated Revenues
	2017	2016	2015
Type of Service
Motor Vehicle Driver History Record Retrieval	31%	33%	35%
(This is the highest volume, most commercially valuable service the Company offers)

Motor Vehicle Registrations	14%	14%	13%

Customer
LexisNexis Risk Solutions	19%	22%	23%
(Resells motor vehicle driver history records to the insurance industry)

Portal Partner
Texas	20%	20%	21%

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

As previously disclosed, NIC has been informed by representatives of the state of Texas that Texas NICUSA has been selected to negotiate a contract to provide the payment processing services set forth in the Texas RFO, and that Texas NICUSA has not been selected to negotiate a contract to provide the portal operations, maintenance and development services set forth in the Texas RFO. The current agreement between the state of Texas and Texas NICUSA expires on August 31, 2018.

Sales and Marketing

We have two primary sales and marketing goals:

•	to develop new sources of revenues through new government relationships; and

•	to retain and grow our revenue streams from existing government relationships.

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

We are regular speakers at conferences all over the country devoted to using innovation to facilitate the relationship between governments and the citizens and businesses they serve. In addition to cultivating relationships with federal, state, and local government officials, we also develop supportive and educational relationships with professional and business organizations that may benefit from digital government improvements and new digital services we can deploy. Finally, we focus our corporate marketing efforts on key government decision makers using advertising, white paper development, media relations and social media.

Once a government decides to implement digital services, it typically starts a selection process that operates under special procurement rules that apply to government purchasing. These rules typically require open bidding by possible service providers against a list of requirements established by the government under existing procedures or procedures specifically created for the service provider selection process. We respond to requests for bids with a proposal that details our philosophy, experience, and specific plans for implementing our services and business models. Once our proposal is selected, we enter into negotiations for a contract.

Growing existing markets

In our existing federal, state and local government relationships, our marketing efforts focus on:

•	expanding the number of government agencies and localities that provide digital government services;

•	identifying new government services that can be usefully and cost-effectively delivered digitally; and

•	increasing the number of users who conduct business digitally with governments.

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

Each of our government partners has unique priorities and needs in the development of its digital government services. More than half of our employees work in the internet services, application development and technology operations areas, and most are focused on a single government partner’s application needs. Our employees develop an understanding of a specific government’s application priorities, technical profiles and information technology personnel and management. At the same time, our development directors are trained by experienced technical staff from our other operations, and there is frequent communication and collaboration, which ensures that our government partners can make use of the most advanced digital government services we have developed throughout our organization.

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

Finally, we have designed our government portals and applications to be compatible with virtually any existing system and to be rapidly deployable. To enable speed and efficiency of deployment, we license commercially available technology whenever possible and focus on the integration and customization of these “off-the-shelf” hardware and software components when necessary. While we expect that commercially licensed technology will continue to be available at reasonable costs, there can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party technology and applications for future services. While we do not believe that any one individual technology or application we license is material to our business, changes in or the loss of third-party licenses could lead to a material increase in the costs of licensing or to our products becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development or procurement costs to help ensure continued performance of our services.

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

Competition

Historically, we have not faced significant competition from companies vying to provide enterprise-wide outsourced portal services to governments; however, we face intense competition from companies providing solutions to individual government agencies. We believe that the principal factors upon which our businesses compete are:

•	our unique understanding of government needs;

•	the quality and fit of our digital government services;

•	speed and responsiveness to the needs of businesses and citizens;

•	a proven transaction-based business model that is cost-effective; and

•	our enterprise-wide approach.

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

Additionally, in some geographic areas, we may face agency-level competition from smaller consulting firms with established reputations and political relationships with potential government partners. Examples of companies that may compete and/or currently compete with us at the agency level are the following:

•	traditional large systems integrators, including CGI and Unisys;

•	traditional large software applications developers, including Microsoft and Oracle;

•	traditional consulting firms, including IBM Corp., Deloitte and Accenture, Ltd.;

•	digital transaction payment processors, including ACI Worldwide, Inc. and Link2Gov Corp;

•	software application developers, including Accela, FAST Enterprises and GCR Inc.; and

•	other niche providers, such as Active Network, Sovereign Sportsman Solutions and Brandt Information Services.

Seasonality

The use of some of our digital government services is seasonal, particularly the accessing of motor vehicle driver history records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the lower number of business days in this quarter and a lower volume of transactions during the holiday periods.

Employees

As of December 31, 2017, we had approximately 950 full-time employees, of which approximately 270 were working in corporate operations and approximately 680 were in our outsourced portal and software & services businesses. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. We also employ independent contractors to support our application development, marketing, sales and administrative departments. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Our operations are subject to numerous risks and uncertainties, including those described below. If any of these risks occur, our business, financial condition, and results of operations could be materially adversely affected. In that case, the value of our common stock could decline substantially.

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

In addition, we currently have 15 contracts under which we provide outsourced portal and digital government services, as well as our contract with the FMCSA, that can be terminated by the other party without cause upon a specified period of notice. Collectively, revenues generated from these contracts represented approximately 61% of our total consolidated revenues for the year ended December 31, 2017. If any of these contracts are terminated without cause, the terms of the respective contract may require the government to pay us a fee in order to continue to use our applications in its portal.

We currently have nine contracts under which we provide outsourced portal and digital government services, as well as our contract with the FMCSA, that have expiration dates within the 12-month period following December 31, 2017. Although certain of these contracts have renewal provisions, any renewal is at the option of our government partners, who may choose to not renew the contract, to re-open bidding for the services, to take over the portal in place and provide services internally, or to allow individual government agencies to retain the services of their own providers. Collectively, revenues generated from these contracts represented approximately 43% of our total consolidated revenues for the year ended December 31, 2017. If a contract expires after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The loss of a contract with one or more government partners, as a result of the expiration, termination, or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability. If these revenue shortfalls were to occur, our business, results of operations, cash flows, and financial condition would be harmed. We cannot be certain if, when, or to what extent, governments might fail to renew or terminate any or all of their contracts with us. As previously disclosed, NIC has been informed by representatives of the state of Texas that our subsidiary, Texas NICUSA, has been selected to negotiate a contract to provide the payment processing services set forth in the Texas RFO, and that Texas NICUSA has not been selected to negotiate a contract to provide the portal operations, maintenance and development services set forth in the Texas RFO. Because the procurement process has not been completed, the ultimate outcome of the process is subject to many risks and uncertainties, including the outcome of negotiations between the state of Texas, NIC and other participants and the final determinations made by the state of Texas. The current agreement between the state of Texas and Texas NICUSA expires on August 31, 2018. The Texas portal accounted for approximately 20% of our total consolidated revenues for the year ended December 31, 2017.

Security breaches or unauthorized access to payment information, including credit/debit card data, and/or personal information that we or our service providers store, process, use or transmit for our business may harm our reputation, cause service disruptions and adversely affect our business and results of operations.

A significant challenge to electronic commerce is the secure transmission of payment information and/or personal information over information technology networks and systems which process, transmit and store electronic information, and manage or support a variety of business processes. The collection, maintenance, use, disclosure, and disposal of payment information and personal information by our businesses are regulated at state and federal levels, and cybersecurity legislation, executive orders and reporting requirements continue to evolve and become more complex. Because we either directly or indirectly through service providers (i) provide the electronic transmission of sensitive and personal information released from and filed with various government entities and (ii) perform online payment and electronic check processing services, we face the risk of a security breach, whether through system attacks, hacking events, acts of vandalism or theft, malware, viruses, human errors, catastrophes or other unforeseen events that could lead to significant disruptions or compromises of information technology networks and systems or the unauthorized release or use of payment information or personal information. Additionally, vulnerabilities in the security of our own internal systems or those of our service providers could compromise the confidentiality of, or result in unauthorized access to, personal information of our employees.

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

Despite the various security measures we have in place to protect payment and personal information from unauthorized disclosure and to comply with applicable laws and regulations, our information technology networks and systems and those of our third-party vendors and service providers cannot be made completely secure against security incidents. Even the most well protected information, networks, systems, and facilities remain vulnerable to security breaches or disruptions, because (i) the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected for an extended period and (ii) the security methodologies, protocols, systems and procedures used for protection are implemented by humans at each level, and human errors may occur. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even if appropriate training is conducted in support of such measures, human errors may still occur. It is impossible for us to entirely mitigate this risk. A party, whether internal or external, who is able to circumvent our security measures, or those of our service providers, could misappropriate information, including, but not limited to payment information and personal information, or cause interruptions or direct damage to our partners or their users.

Under payment card rules and our contracts with our credit card processors, if there is a breach of payment card information that we store, process, or transmit, we could be subject to fines. We could also be liable to partners for costs of investigation, notification, remediation and credit monitoring and for any damages to users under applicable laws or our partner contracts.

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

Our revenues are generated principally from contracts with state governments and government agencies within a state, and to a lesser extent with federal government agencies, to provide digital government services on behalf of those government entities to complete transactions and distribute public information digitally. We face many risks uniquely associated with government contracting, including:

•	regulations that govern the fees we collect for many of our services, limiting our control over the level of transaction-based fees we are permitted to retain;

•
the potential need for governments to draft and adopt specific legislation before they can circulate a request for proposal (“RFP”) to which we can respond or before they can otherwise award a contract or provide a new digital service, and the risk that enabling legislation previously adopted to set up our portal or otherwise to our benefit could be challenged, reinterpreted, repealed or modified;

•	unexpected changes in legislation that increase our costs or result in a temporary or permanent suspension of our services;

•	the potential need for changes to legislation authorizing government’s contracting with third parties to receive or distribute public information;

•	long and complex sales cycles that vary significantly according to each government entity’s policies and procedures;

•
political resistance to the concept of government agencies contracting with third parties to receive or distribute public information, which has been offered traditionally only by the government agencies and often without charge;

•	changes in government administrations that could impact existing RFPs, rebids, renewals or extensions; and

•
government budget deficits and appropriation approval processes and periods, either of which could cause governments to curtail spending on services, including time and materials-based fees for application development or fixed fees for portal management, which constituted approximately 3% and 2% of portal revenues, respectively, for the year ended December 31, 2017.

Each of these risks is outside of our control and could result in harm to our business, results of operations, cash flows, and financial condition.

Because many of our contracts grant our government partners fully paid, perpetual licenses to use and modify certain applications and digital government services we develop, upon a termination by them for cause or the natural expiration of our portal contracts, many of our government partners could elect to take over the operation and maintenance of our applications themselves, or hire a competitor to operate and maintain such applications. Any such decision to do so could adversely affect our revenues and profits.

After termination for cause or the natural expiration of our portal contracts, it is possible that governments and their contractors may operate the portals themselves using the perpetual use license we typically are contractually obligated to provide to them. This license generally permits the government to use and modify the applications and digital government services we have developed for them in the operation of their portals on a perpetual, royalty-free basis (excluding certain proprietary applications that we provide on a SaaS basis including certain customer management, billing and payment processing applications that we have developed and standardized centrally). This perpetual use license could make it easier and more cost effective for our government partners to elect not to enter into a new contract with us after the expiration of one of our portal contracts. Any such election could adversely affect our revenues and profits. Additionally, anyone using our applications and digital government services may inadvertently allow our intellectual property or other information to fall into the hands of third parties, including our competitors. If a contract is terminated prior to the natural expiration of the term without cause, the terms of the respective contract typically require the government to pay a fee to us in order to continue to use our applications in its portal.

Our ability to grow revenues may be limited by the number of governments and government agencies that choose to provide digital government solutions using our business model and by the finite number of governments with which we may contract for our digital government solutions.

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

In addition, because there is a finite number of states remaining with which we can contract for our services, future increases in our revenues may depend, in part, on our ability to expand our business model to include multi-state cooperative organizations, local governments, and federal agencies and also to broaden our service offerings to diversify our revenue streams across our lines of business. We cannot ensure that we will succeed in expanding into new markets or broadening our service offerings, or that our services will be adaptable to those new markets.

We earn a significant percentage of our revenues and related accounts receivable from a limited number of services and customers. Any reduction in demand for those services or negative trends in the businesses of those customers could adversely affect our results of operations and financial condition.

We earn a high proportion of our revenues and related accounts receivable from a limited number of services and customers. A significant portion of our revenues is derived from data resellers’ use of our portals to access motor vehicle driver history records for the automobile insurance industry. Transaction-based fees charged for access to motor vehicle driver history records in various states accounted for approximately 31% of our total consolidated revenues for the year ended December 31, 2017. One of these data resellers, LexisNexis Risk Solutions, accounted for approximately 19% of our total consolidated revenues during this period, or approximately three-quarters of our revenues from motor vehicle driver history records. In addition, approximately 16% of our consolidated accounts receivable were from LexusNexis Risk Solutions at December 31, 2017. While fees charged for access to motor vehicle driver history records are currently expected to continue to account for a significant portion of our consolidated revenues for the foreseeable future, regulatory changes or the development or increased use of alternative information sources, such as credit scoring, could materially reduce our revenues from this service. Our contracts with data resellers generally may be terminated at any time after a 30-day notice and may be terminated immediately at the option of any party in certain circumstances. Furthermore, our credit risk may increase in the event any data resellers experience liquidity or solvency issues. We generally do not require collateral to secure accounts receivable.

In addition, our Texas portal accounted for approximately 20% of our total consolidated revenues during this period. As previously disclosed, NIC has been informed by representatives of the state of Texas that our subsidiary, Texas NICUSA, has been selected to negotiate a contract to provide the payment processing services set forth in the Texas RFO, and that Texas NICUSA has not been selected to negotiate a contract to provide the portal operations, maintenance and development services set forth in the Texas RFO. Because the procurement process has not been completed, the ultimate outcome of the process is subject to many risks and uncertainties, including the outcome of negotiations between the state of Texas, NIC and other participants and the final determinations made by the state of Texas. The current agreement between the state of Texas and Texas NICUSA expires on August 31, 2018.

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

The continued efficiency and proper functionality of our or our service providers’ technical systems, platforms, and operational infrastructure is integral to our performance. As we grow, we continue to purchase equipment and upgrade our technology and network infrastructure to handle increased traffic on the digital portals we operate. We may experience occasional system interruptions and delays that make digital government services unavailable or slow to respond and prevent businesses and citizens from accessing information and services on the digital portals we operate. Any such interruptions or delays in the future could cause users to stop visiting the digital portals we operate and could cause our government partners to penalize us financially or terminate agreements with us. Our operations, systems and platforms, or those of our service providers, may also be disrupted or fail due to catastrophic events such as natural disasters, telecommunications failures, power outages, cyber-attacks, terrorist attacks, acts of war or other catastrophic events. If any of these circumstances occurred, our business could be harmed.

The majority of our portal infrastructure and applications are hosted at leased data centers operated by a third-party on servers we own, with a near real-time backup at a similar facility in a different geographic region of the country. Some of our portal infrastructure and applications are physically hosted in each jurisdiction in which we operate on servers that we own or lease, or in a third-party provided cloud environment. Data center servers are virtually segmented by government partner while housing more than one government partner’s services. An outage in one of the servers hosted outside one of the data centers could affect that government partner’s services. An outage at both of our leased data centers, or at one data center and to the connection to our backup facility, could affect more than one government partner’s services. Any of these system failures could harm our business, results of operations, cash flows, and financial condition. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems.

Our business will be adversely affected if we are unable to hire, integrate, train, or retain the qualified personnel needed to operate our business.

Our future success will depend, in part, on the efforts of our executive officers and other key employees, most of whom have extensive experience with us and in our industry. The loss of any of our executives or key employees, even with an adequate succession plan, could harm our business. In addition, we may need to hire personnel for new operations in jurisdictions in which we may obtain contracts. We may not be able to retain our current key employees or attract, integrate, or retain other qualified employees in the future. If we do not succeed in attracting new personnel, particularly in the competitive market for information technology professionals, or succeed in integrating, retaining, and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies, and positioning of our government portals and other services. This training will require substantial resources and management attention.

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

To satisfy our obligations under contracts, we often engage third parties, including subcontractors, to fulfill certain requirements. We also use third parties to ensure that our services and solutions integrate with the software, systems, or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver our solutions in a timely manner depends on our ability to retain and maintain relationships with subcontractors, vendors, and service providers and the ability of these third parties to meet their obligations in a timely manner, as well as on our effective oversight of their performance. If any third-party fails to perform on a timely basis the agreed-upon services, our ability to fulfill our obligations may be jeopardized. Third-party performance deficiencies could result in the termination of our contract for default. A termination for default could expose us to liability for damages and have an adverse effect on our business prospects, results of operations, cash flows, and financial condition and our ability to compete for future contracts and orders.

In addition, we may act as subcontractor to a third-party prime contractor to secure new projects. Subcontracting arrangements where we are not the prime contractor pose unique risks to us because we may not have control over the customer relationship, and our ability to generate revenue under such subcontracts may depend on the prime contractor, its performance and relationship with the customer, and its relationship with us. We could suffer losses in the event a prime contract under which we serve as a subcontractor is terminated, whether for non-performance by the prime contractor or otherwise. Upon a termination of the prime contract, our subcontract would similarly terminate, and the resulting contract loss could have an adverse effect on our business prospects, results of operations, cash flows, and financial condition and our ability to compete for future contracts and orders.

Potential future acquisitions involve inherent risks that may materially adversely affect our business and results of operations.

To expand our operations and grow our market and client base, we may seek and complete strategic acquisitions and other business combinations in the future. Acquisitions have inherent risks which may have a material adverse effect on our business and results of operations. In particular,

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

We act as an outsourced manager on behalf of states, for electronic access to records pertaining to motor vehicles and motor vehicle operators (driver history records) by users and certain permitted resellers. These records are the largest group of records for which we process electronic access for state agencies, and are processed in most of our portal states. These records contain “personal information” and “sensitive personal information” as defined by the federal Driver Privacy Protection Act, and state versions of that Act adopted in every state (collectively, the “DPPA”). The DPPA regulates categories and circumstances under which “personal information” and “sensitive personal information” may be disclosed to requesters. Each state has procedures for complying with the DPPA, and such procedures may vary from state to state. We closely follow each state’s existing compliance procedures for general access, with our electronic access. If we fail to follow such procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, our business, results of operations, cash flows, and financial condition may be adversely affected. The DPPA permits statutory damages to be awarded to the subjects of such records, even without proof of actual damage, for certain infringements or violations of the DPPA. We may be potentially liable for such damages in such instances, and we may have no recourse against the state.

We may become liable for violations of certain federal laws applicable to our federal PSP service or other services.

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

Changing laws, regulations, and standards relating to corporate governance, public disclosure and other regulatory requirements or industry standards, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Telephone Consumer Protection Act, the Sarbanes-Oxley Act of 2002, the Tax Cuts and Jobs Act, new SEC regulations and the Nasdaq Stock Market rules create uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining adequate and appropriate standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and certain regulations could continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, because of increasing regulation, our board members and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities in the laws themselves or related to practice, our reputation may be harmed.

If our competitors become more successful in developing and selling products for government-managed services, then our business could be adversely affected.

The principal alternative to our model is a government-designed and managed service that utilizes other vendors’ technologies, products, and services. Companies that have expertise in marketing and providing online services to government entities compete with us by further developing their services and increasing their focus on this area of their businesses. To the extent we are able to continue to expand our services in existing states and our contracts become more profitable, the competition in our markets may increase. Many of our potential competitors are national or international in scope and have greater resources than we do. These resources could enable our potential competitors to offer lower prices or take other measures to gain market share. Additionally, in some geographic areas, we may face competition from smaller consulting firms with established reputations and political relationships with potential government partners. If we do not compete effectively or if we experience any pricing pressures, reduced profit margins or loss of market share, our business, results of operations, cash flows, and financial condition may be adversely affected.

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

Because we aggregate and digitally distribute private and sensitive public information, we may face potential liability for defamation, libel, negligence, invasion of privacy, and other claims based on the nature and content of the material that is published on or distributed through the government portals we operate. Most of the agreements through which we obtain consent to disseminate this information do not contain indemnity provisions in our favor. These types of claims have been brought, sometimes successfully, against online services and websites in the past. We cannot ensure that our insurance will be adequate to reimburse us for all liability that may be imposed. Any liability that is not covered by our insurance or is in excess of our insurance coverage could severely harm our business operations and financial condition.

We may need more working capital to fund operations and expand our business, and any failure to obtain such needed working capital would adversely affect our business.

Although we believe that our current financial resources and future cash generated from operations will be sufficient to meet our present working capital and capital expenditure requirements and potential dividend payments for at least the next 12 months, we may need to raise additional capital before this period ends to further:

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

Our future revenues and results of operations may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control, and any of which may harm our business. These factors include:

•	the commencement, completion, or termination of contracts during any quarter;

•	the introduction of new services by us or our competitors;

•	technical difficulties or system downtime affecting the operation of our services;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;

•	unexpected changes in federal, state and local legislation that increase our costs and/or result in a temporary or permanent decrease in our revenues;

•	the seasonal use of some of our services, particularly the accessing of motor vehicle driver history records;

•	changes in economic conditions;

•	the result of negative cash flows due to capital investments; and

•	significant charges related to acquisitions.

Due to the factors noted above and the other factors described in these Risk Factors, our financial performance in a quarter may be lower than we anticipate and if we are unable to reduce spending in that quarter, our results of operations for that quarter may be harmed. One should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline. In addition, if we fail to meet expectations related to future growth, profitability, dividends or other market expectations, the price of our common stock may decline.

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

We license numerous third-party technologies and applications that we incorporate into our existing service offerings, and on which, in the aggregate, we are substantially dependent. There can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party technology and applications for future services. While we do not believe that one individual technology or application we license is material to our business, changes in or the loss of third-party licenses could lead to a material increase in the costs of licensing, or to our products becoming inoperable or their performance being materially reduced. The result could be that we may need to incur additional development or procurement costs to continue the performance of our services, and either the cost of such undertakings or the failure to successfully complete such undertakings could have a material adverse effect on our business, results of operations, cash flows, and financial condition. Additionally, because of the decentralized nature of our operations, licensing of third-party technology can be complex and difficult to track and continually monitor. Our inability to do so could result in fines, an increase in licensing fees, or the temporary inability to utilize the third-party technology until licensing issues are resolved.

A prolonged economic slowdown could harm our operations.

A prolonged economic slowdown or recession could materially impact our operations to the extent it results in reduced demand for internet-based access to digital government services. In addition, it may hinder our efforts to obtain new business by distracting the attention of governments or impairing the ability of governments to hear or act upon our value proposition due to reduced personnel or turnover. These same factors may also jeopardize our renewal or rebid opportunities on existing contracts. If current market and economic conditions deteriorate, we may experience adverse impacts on our business, results of operations, cash flows, and financial condition.

Our cash could be adversely affected if any of the financial institutions in which we hold our cash fails or becomes subject to other adverse conditions in the financial or credit markets.

Our cash primarily includes cash on hand in the form of bank deposits. We maintain our cash with major financial institutions. Deposits with these financial institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2017, the amount of cash covered by FDIC deposit insurance was $8.6 million, and $152.2 million of cash was above the FDIC deposit insurance limits. These balances and our liquidity could be affected if one or more of the financial institutions with which we deposit funds fails or becomes subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurance that access to our liquidity will not be impacted or that we will not lose deposited funds in excess of FDIC insurance limits as a result of the failure or insolvency of any these financial institutions or adverse conditions in the financial and credit markets.

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

Twelve Months Ended December 31, 2017	High	Low
First Quarter	$25.70	$19.50
Second Quarter	$22.40	$18.60
Third Quarter	$19.73	$15.45
Fourth Quarter	$18.90	$15.50

Twelve Months Ended December 31, 2016	High	Low
First Quarter	$20.02	$14.48
Second Quarter	$21.98	$17.06
Third Quarter	$23.82	$21.76
Fourth Quarter	$25.90	$21.65

As of February 8, 2018, there were approximately 205 holders of record of shares of our common stock.

Dividend Policy

In 2016, our Board of Directors approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, regular quarterly cash dividends of $0.08 per share, beginning with the declaration and payment in the first quarter of 2017. For each dividend paid, a dividend equivalent is paid simultaneously on unvested shares of service-based restricted stock. In addition, holders of performance-based restricted stock accrue dividend equivalents, for each dividend declared, that could be earned and become payable in the form of additional shares of common stock at the end of the respective performance period to the extent that the underlying shares of performance-based restricted stock were earned.

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

Dividends

On January 29, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of March 6, 2018. The dividend, which is expected to total approximately $5.4 million, will be paid on March 20, 2018.

In 2017, our Board of Directors declared the following dividends (payment in thousands):

Declaration Date	Dividend per Share	Record Date	Payment Date	Payment
January 30, 2017	$0.08	March 7, 2017	March 21, 2017	$5,342
May 2, 2017	$0.08	June 6, 2017	June 20, 2017	$5,350
July 31, 2017	$0.08	September 6, 2017	September 20, 2017	$5,351
October 30, 2017	$0.08	December 5, 2017	December 19, 2017	$5,350

On November 1, 2016, our Board of Directors declared a special cash dividend of $0.65 per share, payable to stockholders of record as of November 16, 2016. The dividend, totaling approximately $43.3 million, was paid on December 9, 2016.

Performance Graph

The performance graph below compares the annual change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2012, and ending on December 31, 2017 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of: (a) the Nasdaq Composite (U.S.) Index, and (b) a Peer Group described below assuming a $100 investment on December 31, 2012. The stock price performance on the graph below is not necessarily indicative of our future stock price performance.

Comparison of Cumulative Total Return Among
NIC, Inc., Nasdaq Composite (U.S.) Index and a Peer Group

`

Total Return Analysis	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
NIC Inc.	$100.00	$157.62	$119.07	$130.25	$167.00	$118.05
Nasdaq Composite	$100.00	$138.32	$156.85	$165.84	$178.28	$228.63
Peer Group	$100.00	$157.70	$157.53	$207.08	$207.22	$276.90

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

Share Repurchases

During the fourth quarter of 2017, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 9, 2017	176	$17.40	N/A	N/A
October 12, 2017	346	$17.45	N/A	N/A
October 13, 2017	199	$17.50	N/A	N/A
October 28, 2017	724	$17.00	N/A	N/A
Total	1,445	$17.23	N/A	N/A

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K (amounts in thousands in the tables below, except per share data).

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Income Data:
Total revenues	$336,508	$317,915	$292,376	$272,097	$249,279
Operating income before income taxes	78,337	77,858	67,295	63,014	52,559
Net income	51,614	55,833	41,979	39,058	32,038
Net income per share - basic	0.77	0.84	0.63	0.59	0.49
Net income per share - diluted	0.77	0.84	0.63	0.59	0.49
Dividends declared per share	0.32	0.65	0.55	0.50	0.35

	December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Total assets	$295,731	$240,862	$241,237	$172,039	$179,974
Long-term debt (includes current portion of notes payable/capital lease obligations)	—	—	—	—	—
Total stockholders' equity	168,242	133,903	115,806	104,137	91,936

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautions about Forward-Looking Statements

Statements in this Annual Report on Form 10-K regarding NIC Inc. and its subsidiaries (referred to herein as “the Company”, “NIC”, “we”, “our” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts and new projects under existing portal contracts, statements of assumptions underlying such statements, statements relating to possible future dividends and statements of our intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this 2017 Annual Report on Form 10-K.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, our success in renewing existing contracts and in signing contracts with new states and with federal and state government agencies; our ability to successfully increase the adoption and use of digital government services; the possibility of security breaches or disruptions through cyber attacks or other events and any resulting liability; our ability to implement new contracts and any related technology enhancements in a timely and cost-effective manner; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; continued favorable government legislation; acceptance of digital government services by businesses and citizens; competition; general economic conditions; and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of this 2017 Annual Report on Form 10-K. Investors should read all of these discussions of risks carefully.

All forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this report. Except as may be required by law, we will not update the information in this 2017 Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

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

On behalf of our government partners, we enter into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services we provide and the division of revenues between us and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We typically own all the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the applications and digital government services we built only in its own state. However, certain enterprise applications that we have developed and standardized centrally and that are utilized by our portal businesses, are provided to most of our government partners on a software-as-a-service (“SaaS”) basis, and thus would not be included in any royalty-free license. If our contract expires after a defined term or if our contract is terminated by our government partner for cause, the government agency would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. We also provide certain payment processing services on a SaaS basis to a few private sector entities and to state and local agencies in states where we do not maintain an enterprise-wide outsourced portal contract, and may continue to market these services to other entities in the future. Historically, revenues from these services have not been significant, but have grown in recent years. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

Our objective is to strengthen our position as the leading provider of digital government services. Key strategies to achieve this objective include:

•
Renew all current outsourced government contracts – First and foremost, we will strive to renew all currently profitable outsourced government contracts. We currently have nine contracts under which we provide enterprise-wide outsourced portal and digital government services, as well as our contract with the Federal Motor Carrier Safety Administration ("FMCSA"), that have expiration dates within the 12-month period following December 31, 2017. As previously disclosed, NIC has been informed by representatives of the state of Texas that Texas NICUSA has been selected to negotiate a contract to provide the payment processing services set forth in the Texas RFO, and that Texas NICUSA has not been selected to negotiate a contract to provide the portal operations, maintenance and development services set forth in the Texas RFO. The current agreement between the state of Texas and Texas NICUSA expires on August 31, 2018.

•
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

•
Increase transactional revenues from our existing government portals – Part of our strategy is to increase transactional revenues from our existing government portals by building new applications and services, taking successful applications and services and implementing them in our other government portal states and increasing the adoption of existing portal applications and services within each state where we operate. We intend to accomplish this with new service offerings, increased operational focus and expanded marketing initiatives. In addition, we will work closely with the governance authority for each of our partner portals to evaluate the pricing of new and existing services to encourage higher usage and increase revenue streams. We plan to continue our development of new secure online transactional services that enable government agencies to interact more effectively and efficiently with businesses, citizens and other government agencies through multiple online channels, including mobile. We will continue to work with government agencies, professional associations and other organizations to better understand the current and future needs of our customers. We will continue to work with our government partners to create awareness of the online alternatives to traditional government interactions through initiatives such as informational brochures and inclusion of website information on government communication materials. In addition, we will continue to update our portals to highlight new government service information provided on the portals. We plan to work with professional associations to directly and indirectly communicate to their members the potential convenience, ease of use and other benefits of the services our portals offer.

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

Our long-term goal is to grow same state revenues at our historical average of approximately 8-10% per year. Same state portal revenues grew 6% in 2017 compared to 8% in 2016. Revenues from interactive government services, or IGS, primarily consist of transaction fees generated by means other than from providing electronic access to motor vehicle driver history records, or DHR. As IGS revenues continue to become a larger component of overall portal revenues, our growth in same state IGS revenues becomes more important to our overall growth as a company. Same state IGS revenues grew 11% in 2017 compared to 12% in 2016.

Growth in DHR revenues is also an important factor in our goal for overall same state revenue growth. Historically, DHR price increases have been relatively infrequent, and our ability to grow same state DHR revenues has been limited, as such revenues have been driven by broader economic factors outside of our control. Absent DHR price increases, same state DHR revenue growth has historically ranged from flat to 4% per year. Same state DHR revenues increased by 1% in 2017 compared to 2% in 2016.

•
Continue to grow profitability – In addition to driving same state revenue growth, part of our strategy is to increase profitability by driving cost containment efforts throughout the Company and maintaining a lean organizational structure that fosters entrepreneurial decision-making and innovation, and accentuates the potential financial leverage of our business model.

An important financial metric that we use to gauge our portal profitability is portal gross profit percentage, or gross profit rate, which is calculated by dividing portal gross profit (portal revenues minus cost of portal revenues, excluding depreciation and amortization) by portal revenues. Our portal gross profit rate was 38% for 2017 and 39% for both 2016 and 2015. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal businesses (which we believe also benefits our stockholders).

We also view selling & administrative expenses, expressed as a percentage of total consolidated revenues, to be an important indicator of the relative year-over-year growth in our corporate level expenses and financial leverage of our overall business. Selling & administrative expenses as a percentage of total consolidated revenues were 15% for 2017, 2016 and 2015.

Finally, our consolidated operating income margin (operating income before income taxes divided by total consolidated revenues) is an important measure of our overall profitability. This metric was 23% in 2017, 24% in 2016 and 23% in 2015.

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

Our outsourced portal businesses

We categorize our outsourced portal businesses according to the underlying source of revenue. A brief description of each category follows:

•	Transaction-based: which consists of transaction-based fees from:

▪
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

▪
DHR: mainly consists of transaction fees from driver history records, referred to as DHR, for providing digital access to motor vehicle driver history records from our state portals to data resellers, insurance companies, and other pre-authorized customers on behalf of our state partners, and which are generally recurring.

•
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

•	Portal management: these are revenues from the performance of fixed fee portal management services for our current government partner in the state of Indiana which are generally recurring.

In our outsourced portal businesses, IGS revenues represented approximately 62% of portal revenues, DHR revenues represented approximately 33%, portal software development and services revenues represented approximately 3% and portal management revenues represented approximately 2% in 2017. The highest volume, most commercially valuable service we offer is digital access to driver history records. This service accounted for approximately 31%, 33% and 35% of our total consolidated revenues in 2017, 2016 and 2015, respectively. We currently believe that while this service will continue to be an important source of revenue, its contribution as a percentage of total consolidated revenues on an individual portal basis will decline modestly as other sources grow. LexisNexis Risk Solutions, which resells these records to the auto insurance industry, accounted for approximately 19%, 22% and 23% of our total consolidated revenues in 2017, 2016 and 2015, respectively. In addition, we offer a service in several of our states for online motor vehicle registration and licensing. This service accounted for approximately 14%, 14% and 13% of our total consolidated revenues in 2017, 2016 and 2015, respectively.

Data resellers, such as LexisNexis Risk Solutions, and companies who access DHR records have entered into contracts with the portals our subsidiaries operate to request these records from the various states with which we have contracts. Under the terms of these contracts, we provide data resellers with driver’s license and traffic records that vary by contract, for fees per record requested.  The fees charged to all entities that access DHR records are the same for records of a particular state. We typically collect the entire fee, of which a certain portion is remitted to the state by statute. These contracts are generally self-renewing until canceled by one side or the other, and generally may be terminated at any time after a 30-day notice. These contracts may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, these contracts are immediately terminable if the state statute allowing for the public release of these records is repealed.

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

Transaction-based revenues from our outsourced state portal business units are highly correlated to state population, but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises, and the government entity’s development of policy and information technology infrastructure supporting digital government. Transaction-based revenues consisted of approximately 70% business-to-government transactions and 30% citizen-to-government transactions.

We expense as incurred all costs to start up, operate, and maintain outsourced government portals as costs of performance under the contracts because, after the completion of a defined contract term, the government entity with which we contract typically receives a perpetual, royalty-free license to the applications we developed, except applications provided on a SaaS basis. Such costs are included in cost of portal revenues in the consolidated statements of income.

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

Critical Accounting Policies and Estimates

Many estimates and assumptions involved in the application of generally accepted accounting principles have a material impact on our reported financial condition and operating performance and on the comparability of such reported information over different reporting periods. A critical accounting policy is one which is both important and material to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Our significant accounting policies and recent accounting pronouncements not yet adopted are described in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements. We have identified the policies below as critical to our business operations and the understanding of our results of operations. Note that the preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Uncertain tax positions

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. We are also subject to periodic audits by government tax authorities of our income tax returns. We are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 9, Income Taxes, to the Consolidated Financial Statements for additional detail on our uncertain tax positions and related accounting policies. Had our uncertain tax positions changed by 10% from our estimated liability at December 31, 2017, the financial impact would have been approximately $0.8 million, or 1.0%, of our pretax income for the year ended December 31, 2017.

Stock-based compensation

We measure stock-based compensation cost for service-based restricted stock awards at the grant date based on the fair value of the award, and recognize an expense over the employee’s requisite service period (generally the vesting period of the grant). We measure stock-based compensation cost for performance-based restricted stock awards at the date of grant, based on the fair value of shares expected to be earned at the end of the performance period, and recognize an expense ratably over the performance period based upon the probable number of shares expected to vest. Measuring stock-based compensation of performance-based restricted stock awards requires judgment, including estimating the probable number of shares expected to vest. In addition, estimating the number of performance-based restricted stock awards expected to be earned is dependent on our expectations of future operating results over a specified performance period in relation to specified performance criteria. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 10, Stock-Based Compensation and Employee Benefit Plans, to the Consolidated Financial Statements for additional detail on our stock-based compensation and related accounting policies.

Financial Analysis of Years Ended December 31, 2017, 2016 and 2015

In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Form 10-K.

Due to the expiration of our contracts with the states of Iowa and Delaware on November 30, 2016 and March 31, 2015, respectively, the operating results for these portals have been removed from the same state category for the year ended December 31, 2016. In addition, our Tennessee portal contract expired on March 31, 2017 and has been removed from the same state category for the year ended December 31, 2017. Due to the ongoing transition of services back to the state throughout the fourth quarter of 2016, the operating results for our Tennessee portal have also been removed from the same state category for the year ended December 31, 2016. Furthermore, the operating results for our new Louisiana portal have been excluded from the same state category for all periods presented because it had not generated revenues for two full comparable years.

Results of Operations

Key Financial Metrics	2017	2016	2015
Revenue growth - outsourced portals	5%	9%	7%
Same state revenue growth - outsourced portals	6%	8%	8%
Recurring portal revenue as a % of total portal revenues	97%	96%	96%
Gross profit % - outsourced portals	38%	39%	39%
Revenue growth - software & services	20%	11%	15%
Gross profit % - software & services	65%	72%	71%
Selling & administrative expenses as a % of total revenues	15%	15%	15%
Operating income margin % (operating income as a % of total revenues)	23%	24%	23%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

Portal Revenues Analysis	2017	% Change	2016	% Change	2015
IGS	$192,200	10%	$174,470	12%	$155,164
DHR	103,899	(1)%	105,463	4%	101,506
Portal software development and services	10,180	(15)%	11,965	7%	11,187
Portal management	5,072	(1)%	5,100	(10)%	5,645
Total	$311,351	5%	$296,998	9%	$273,502

Portal revenues in 2017 increased 5%, or approximately $14.4 million, over 2016, mainly driven by several IGS services, including vehicle registrations and corporate business filings, among others, (i) a 6% increase in same state portal revenues (portals in operation and generating revenues for two full comparable periods); and (ii) a $3.4 million increase in revenues from our new Louisiana portal and a $2.4 million increase from our new Illinois contract. These increases were partially offset by a decrease in revenues from legacy Tennessee and Iowa portals (combined, approximately $7.3 million) due to contract expirations on March 31, 2017 and November 30, 2016, respectively.

The increase in same state portal revenues in 2017 was mainly due to higher revenues from our Colorado, Texas and South Carolina portals, among others. Same state IGS revenues increased 11% in 2017 compared to 12% in 2016. The increase in same state IGS revenues in 2017 was due to higher revenues from the deployment and increased adoption of several key services, including vehicle inspections in Texas and motor vehicle registrations in Colorado. Same state DHR revenues grew 1% in 2017 compared to 2% in 2016. The increase in same state DHR revenue in 2017 was mainly due to higher transaction volumes from our Utah, Colorado and Wisconsin portals, among others. Same state portal software development and services revenues decreased 29% in 2017 mainly due to lower project-based revenues from our Wisconsin and Indiana portals, among others. This decline was partially offset by a $2.4 million increase in revenues from our Illinois contract.

Portal revenues in 2016 increased 9%, or approximately $23.5 million, over 2015, mainly due to (i) a 8%, or $22.5 million, increase in same state portal revenues (portals in operation and generating revenues for two full comparable periods); and (ii) a 1%, or approximately $3.2 million, increase in revenues from our new Louisiana portal (including revenues from the pilot program). In second quarter 2016, the Louisiana portal successfully completed the pilot program and began generating DHR revenues in July 2016. These increases were partially offset by a 1%, or approximately $1.5 million, decrease in revenues from our legacy Tennessee portal due to the ongoing transition of services back to the state in anticipation of the March 31, 2017 contract expiration date. Furthermore, revenues from our legacy Delaware and Iowa portals decreased $0.6 million and $0.1 million, respectively, due to contract expirations on March 31, 2015 and November 30, 2016, respectively.

The increase in same state portal revenues in 2016 was mainly due to higher revenues from our Maryland, Wisconsin and Kentucky portals, among others. Same state IGS revenues increased 12% in 2016 compared to 11% in 2015. The increase in same state IGS revenues in 2016 was due to higher revenues from the deployment and increased adoption of several key services, including motor vehicle registrations in Colorado and Maryland, hunting and fishing licensing in Wisconsin, business registration and tax filings in Maryland and payment processing in Kentucky. Same state DHR revenues grew 2% in 2016 compared to 5% in 2015. The lower growth in same state DHR revenues was mainly due to lower transaction volumes in certain state portals and to the anniversary of a DHR monitoring service in one state portal which launched in the second quarter of 2015. Same state portal software development and services revenues increased 19% in 2016 mainly due to higher project-based revenues from our Indiana and Wisconsin portals, among others.

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

Cost of Portal Revenues Analysis	2017	% Change	2016	% Change	2015
Fixed costs	$112,040	2%	$109,670	3%	$106,722
Variable costs	79,532	13%	70,617	15%	61,444
Total	$191,572	6%	$180,287	7%	$168,166

Cost of portal revenues in 2017 increased 6%, or approximately $11.3 million, over 2016 due mainly to a 7%, or approximately $12.2 million, increase in same state costs. Cost of portal revenues in 2017 from our new Louisiana and Illinois contracts increased a combined $3.0 million over 2016. These increases were offset by a decrease in costs from our legacy Tennessee and Iowa portals totaling $4.5 million.

The increase in same state cost of portal revenues in 2017 was primarily attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above, and, to a lesser extent, higher employee compensation and benefit costs.

Cost of portal revenues in 2016 increased 7%, or approximately $12.1 million, over 2015 due mainly to a 7%, or approximately $12.3 million, increase in same state costs. Cost of portal revenues in 2016 from our new Louisiana portal (including costs incurred during the pilot program) increased $0.7 million over 2015. These increases were partially offset by a decrease of approximately $0.3 million in costs from our legacy Tennessee portal due to the ongoing transition of services back to the state in anticipation of the March 31, 2017 contract expiration date. Furthermore, cost of portal revenues from our legacy Delaware and Iowa portals decreased $0.4 million and $0.2 million, respectively, due to contract expirations, as further discussed above.

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

Our portal gross profit percentage was 38% for 2017 compared to 39% for 2016 and 2015. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our portal operations (which we believe also benefits our stockholders).

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase from the prior year period.

Software & Services Revenues Analysis	2017	% Change	2016	% Change	2015
NIC Federal	$18,425	30%	$14,156	9%	$12,938
Other	6,732	—%	6,761	14%	5,936
Total	$25,157	20%	$20,917	11%	$18,874

Software & services revenues in 2017 and 2016 increased 20% and 11%, or approximately $4.2 million and $2.0 million, respectively, over their corresponding prior year periods. The increase in 2017 was primarily driven by a $2.8 million increase in revenues from our YourPassNow electronic park pass service for the Senior Park Pass program with the United States National Park Service, which we do not expect to recur in future periods at the same level. We also experienced higher revenues from our contract with the FMCSA in both 2017 ($0.8 million increase) and 2016 ($1.1 million increase) as a result of increased adoption of the PSP.

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues in 2017 and 2016 increased 49% and 10%, or approximately $2.9 million and $0.5 million, respectively, over their corresponding prior year periods. The increase in 2017 was primarily driven by a $1.2 million increase in costs to support the non-recurring spike in YourPassNow volumes from the Senior Park Pass program, as described above. In addition, the increases in both 2017 and 2016 were driven by higher interchange fees incurred as a result of higher revenues in our payment processing businesses, and to higher employee compensation and benefit costs.

Our software & services gross profit percentage was 65% in 2017 and 72% in 2016 and 71% in 2015. The lower gross profit percentage in 2017 was mainly due to the profit margin from the Senior Park Pass program described above.

SELLING & ADMINISTRATIVE. As a percentage of total consolidated revenues, selling & administrative expenses were 15% in all years presented. In 2017 and 2016, selling & administrative expenses increased 8% and 9%, or approximately $3.7 million and $4.0 million, respectively, over their corresponding prior year periods. These increases were mainly due to higher personnel, software maintenance and other costs to support and enhance corporate-wide information technology, centralized applications, security, and portal operations.

INCOME TAXES. Our effective tax rate was approximately 34% in 2017 compared to 28% in 2016 and 38% in 2015. Our effective tax rate in 2017 was lower than the statutory federal income tax rate due mainly to favorable benefits related to the domestic production activities deduction, the federal research and development credit, and excess tax benefits from restricted stock vestings, partially offset by the one-time charge as a result of the new tax law described below.

Our lower effective tax rate in 2016 was due mainly to favorable benefits related to the domestic production activities deduction, the federal research and development credit and an adjustment to certain deferred tax liabilities related to a previous acquisition of a business.

In 2016, we completed our study of qualifying activities for the domestic production activities deduction and began recognizing tax benefits for the deduction upon the filing of our fiscal 2015 federal income tax return. We recognized tax benefits, included in our income tax provision for 2016, of approximately $1.5 million for the 2016 tax year and approximately $1.4 million for the 2015 tax year, related to the domestic production activities deduction. Also during 2016, we amended our federal income tax returns for the 2014 and 2013 tax years and recognized tax benefits, included in our income tax provision for 2016, of approximately $1.2 million for the 2014 tax year and $1.0 million for the 2013 tax year, related to the domestic production activities deduction.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The Tax Act, among other changes, reduces the statutory federal corporate income tax rate from 35% to 21%. In the fourth quarter of 2017, we recognized a one-time charge totaling approximately $0.3 million to reduce our net deferred tax assets as of December 31, 2017 based on the anticipated reduction in our prospective effective tax rate resulting from the Tax Act.  We will receive the benefit of the reduced statutory federal corporate income tax rate starting January 1, 2018, which will be partially offset by changes in certain deductions (most notably the elimination of the domestic production activity deductions). Based on currently available information, we estimate our combined federal and state effective tax rate for future periods will drop to an approximate range of 24% to 25% before any discrete items.  These tax-related estimates may differ from actual results, due to changes in interpretations of the Tax Act and assumptions made by us, as well as guidance and regulations that may be issued and actions we may take as a result of the Tax Act.

Liquidity and Capital Resources

Operating activities

Net cash provided by operating activities was $64.8 million in 2017 compared to $81.2 million in 2016. The decrease in net cash provided by operating activities in 2017 was mainly the result of the timing of collections for accounts receivable, partially offset by the timing of payments to our government partners.

Net cash provided by operating activities was approximately $81.2 million in 2016 compared to $53.0 million in 2015. The increase in net cash provided by operating activities in 2016 was mainly the result of (i) an increase in net income, excluding non-cash charges for depreciation & amortization, deferred income taxes and stock-based compensation, and (ii) the timing of collections for accounts receivable primarily at our Texas portal, including the vehicle inspection service, and at our Montana and Colorado portals, among others, partially offset by the timing of payments to our government partners primarily in Colorado, Montana and Alabama, among others. Furthermore, the timing of accounts receivable collections and payments to our government partners in Louisiana, our newest portal, also contributed to the increase in net cash provided by operating activities in 2016.

Investing activities

Net cash used in investing activities in 2017, 2016 and 2015 was approximately $8.3 million, $8.2 million and $5.4 million, respectively. Investing activities in 2017, 2016 and 2015 primarily consisted of approximately $4.8 million, $5.6 million and $4.5 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses including additional capital expenditures in our newer state portals and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment.

Furthermore, in 2017, 2016 and 2015, we capitalized approximately $3.6 million, $2.6 million and $1.0 million, respectively, of internal-use software development costs primarily related to the enhancement of centralized customer management, billing and payment processing systems that support our business operations and accounting systems.

Financing activities

Net cash used in financing activities of approximately $22.7 million in 2017 reflects the payment of approximately $21.4 million for the quarterly dividends we paid during the year and approximately $2.7 million for tax withholdings related to stock-based compensation awards, partially offset by approximately $1.3 million in proceeds from our employee stock purchase program.

Net cash used in financing activities of approximately $44.3 million in 2016 reflects the payment of approximately $43.3 million for the special cash dividend we paid in December 2016 and approximately $2.1 million for tax withholdings related to stock-based compensation awards, partially offset by approximately $1.1 million in proceeds from our employee stock purchase program.

Net cash used in financing activities of approximately $37.2 million in 2015 reflects the classification of approximately $36.5 million of our available cash as restricted to pay the special cash dividend we declared in November 2015 and paid in January 2016. Financing activities in 2015 also reflect $1.8 million for tax withholdings related to stock-based compensation awards, partially offset by approximately $1.1 million in proceeds from our employee stock purchase program.

Liquidity

We recognize revenues primarily from providing outsourced government services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided, and accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. We typically collect a majority of our accounts receivable prior to remitting amounts payable to our government partners.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $158.5 million at December 31, 2017, from $125.0 million at December 31, 2016. The increase in our working capital was primarily due to cash generated from operating activities and the timing of payments to our government partners. Our current ratio, defined as current assets divided by current liabilities, was 2.3 at both December 31, 2017 and December 31, 2016.

As of December 31, 2017, our unrestricted cash balance was $160.8 million compared to $127.0 million at December 31, 2016. We believe that our currently available liquid resources and cash generated from operations in the future will be sufficient to meet our operating requirements, capital expenditure requirements and dividend payments (if any) for at least the next 12 months without the need for additional capital. We have a $10 million unsecured revolving credit facility (the

“Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.1 million in available capacity to issue additional letters of credit and $9.1 million of unused borrowing capacity at December 31, 2017 under the Credit Agreement. We were in compliance with all of the financial covenants under the Credit Agreement at December 31, 2017.

We issue letters of credit as collateral for an office lease, and to a much lesser extent, as collateral for performance on one of our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. We had unused outstanding letters of credit totaling approximately $0.9 million at December 31, 2017. We are not currently required to cash collateralize these letters of credit.

At December 31, 2017, we were bound by performance bond commitments totaling approximately $5.8 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds.

We currently expect our capital expenditures to range from $6.0 million to $7.0 million in fiscal year 2018, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our outsourced portal businesses including equipment upgrades and enhancements, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment. We currently expect our capitalized internal-use software development costs to range from $3.0 million to $4.0 million. This estimate includes costs related to the enhancement of centralized customer management, billing and payment processing systems that support our business operations and accounting systems.

We paid dividends of $0.32, $0.65 and $0.55 per common share in 2017, 2016 and 2015, respectively. The total cash paid for dividends in 2017, 2016 and 2015 was $21.4 million, $43.3 million and $36.5 million, respectively.

On January 29, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of March 6, 2018. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants associated with our line of credit. We do not believe any of our previously paid or declared dividends will have a significant effect on our future liquidity needs.

We may need to raise additional capital within the next 12 months to further:

•	fund operations if unforeseen costs arise;

•	support our expansion into other federal, state and local government agencies beyond what is contemplated if unforeseen opportunities arise;

•	expand our product and service offerings beyond what is contemplated if unforeseen opportunities arise;

•	fund acquisitions;

•	respond to unforeseen competitive pressures; and

•	acquire technologies beyond what is contemplated.

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

Off-balance sheet arrangements and contractual obligations

We had unused outstanding letters of credit totaling approximately $0.9 million at December 31, 2017.

The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2017 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$16,031	$4,921	$6,110	$4,033	$967
Income tax uncertainties	8,020	—	8,020	—	—
Total contractual cash obligations	$24,051	$4,921	$14,130	$4,033	$967

While we have significant operating lease commitments for office space, except for our headquarters those commitments are generally tied to the period of performance under related portal contracts.

We have income tax uncertainties of approximately $8.0 million at December 31, 2017. These obligations are classified as noncurrent on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years as reflected in the table above. However, the ultimate timing of resolution is uncertain. For additional information see Note 9, Income Taxes, to the Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NIC Inc.:

In our opinion, the consolidated statements of income, changes in stockholders’ equity and cash flows for the year ended December 31, 2015 present fairly, in all material respects, the results of operations and cash flows of NIC, Inc. for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
February 23, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of NIC Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited NIC Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NIC Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of NIC Inc. and Subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and related notes, of the Company and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

Kansas City, Missouri
February 22, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of NIC Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NIC Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015
Kansas City, Missouri
February 22, 2018

NIC INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$160,777	$127,009
Trade accounts receivable, net	103,938	82,722
Prepaid expenses & other current assets	12,843	15,033
Total current assets	277,558	224,764
Property and equipment, net	10,306	9,726
Intangible assets, net	5,214	3,588
Deferred income taxes, net	667	2,307
Other assets	1,986	477
Total assets	$295,731	$240,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$88,920	$73,252
Accrued expenses	26,501	23,395
Other current liabilities	3,673	3,150
Total current liabilities	119,094	99,797

Other long-term liabilities	8,395	7,162
Total liabilities	127,489	106,959

Commitments and contingencies (Notes 2, 3, 6, 7 and 9)	—	—

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized, 66,271 and 65,982 shares issued and outstanding	7	7
Additional paid-in capital	111,275	106,669
Retained earnings	56,960	27,227
Total stockholders' equity	168,242	133,903
Total liabilities and stockholders' equity	$295,731	$240,862

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amount)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Portal revenues	$311,351	$296,998	$273,502
Software & services revenues	25,157	20,917	18,874
Total revenues	336,508	317,915	292,376
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	191,572	180,287	168,166
Cost of software & services revenues, exclusive of depreciation & amortization	8,890	5,958	5,432
Selling & administrative	50,780	47,063	43,098
Depreciation & amortization	6,929	6,749	8,385
Total operating expenses	258,171	240,057	225,081
Operating income before income taxes	78,337	77,858	67,295
Income tax provision	26,723	22,025	25,316
Net income	$51,614	$55,833	$41,979

Basic net income per share	$0.77	$0.84	$0.63
Diluted net income per share	$0.77	$0.84	$0.63

Weighted average shares outstanding:
Basic	66,209	65,913	65,555
Diluted	66,266	65,966	65,640

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2014	65,303	$7	$94,690	$9,441	$104,138
Net income	—	—	—	41,979	41,979
Dividends declared	—	—	—	(36,456)	(36,456)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	—	(159)	(159)
Dividend equivalents cancelled upon forfeiture of performance-based restricted stock awards	—	—	17	65	82
Restricted stock vestings	365	—	73	—	73
Shares surrendered and cancelled upon vesting of restricted stock to satisfy tax withholdings	(106)	—	(1,838)	—	(1,838)
Stock-based compensation	—	—	6,441	—	6,441
Excess tax deductions relating to stock-based compensation	—	—	413	—	413
Shares issuable in lieu of dividend payments on performance-based restricted stock awards	—	—	2	—	2
Issuance of common stock under employee stock purchase plan	75	—	1,131	—	1,131
Balance, December 31, 2015	65,637	7	100,929	14,870	115,806
Net income	—	—	—	55,833	55,833
Dividends declared	—	—	—	(43,301)	(43,301)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	—	(202)	(202)
Dividend equivalents cancelled upon forfeiture of performance-based restricted stock awards	—	—	—	27	27
Restricted stock vestings	390	—	136	—	136
Shares surrendered and cancelled upon vesting of restricted stock to satisfy tax withholdings	(120)	—	(2,137)	—	(2,137)
Stock-based compensation	—	—	5,997	—	5,997
Excess tax deductions relating to stock-based compensation	—	—	590	—	590
Shares issuable in lieu of dividend payments on performance-based restricted stock awards	—	—	40	—	40
Issuance of common stock under employee stock purchase plan	75	—	1,114	—	1,114
Balance, December 31, 2016	65,982	7	106,669	27,227	133,903
Cumulative effect of adoption of accounting standard (Note 2)	—	—	409	(409)	—
Net income	—	—	—	51,614	51,614
Dividends declared	—	—	—	(21,393)	(21,393)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	110	(110)	—
Dividend equivalents cancelled upon forfeiture of performance-based restricted stock awards	—	—	(31)	31	—
Restricted stock vestings	319	—	—	—	—
Shares surrendered and cancelled upon vesting of restricted stock to satisfy tax withholdings	(122)	—	(2,676)	—	(2,676)
Stock-based compensation	—	—	5,464	—	5,464
Shares issuable in lieu of dividend payments on performance-based restricted stock awards	5	—	—	—	—
Issuance of common stock under employee stock purchase plan	87	—	1,330	—	1,330
Balance, December 31, 2017	66,271	$7	$111,275	$56,960	$168,242

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
		(as adjusted)	(as adjusted)
Cash flows from operating activities:
Net income	$51,614	$55,833	$41,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	6,929	6,749	8,385
Stock-based compensation expense	5,464	5,997	6,441
Deferred income taxes	1,640	(886)	(1,918)
Provision for losses on accounts receivable	552	142	290
Loss on disposal of property and equipment	49	24	98
Excess tax benefits related to stock-based compensation	—	590	413
Changes in operating assets and liabilities:
(Increase) in trade accounts receivable, net	(21,769)	(2,501)	(23,184)
Decrease (increase) in prepaid expenses & other current assets	2,191	(2,449)	(1,082)
(Increase) decrease in other assets	(1,509)	(51)	20
Increase in accounts payable	15,669	12,119	19,730
Increase in accrued expenses	2,251	2,136	1,234
Increase (decrease) in other current liabilities	522	553	(305)
Increase in other long-term liabilities	1,233	2,903	909
Net cash provided by operating activities	64,836	81,159	53,010

Cash flows from investing activities:
Purchases of property and equipment	(4,771)	(5,646)	(4,454)
Proceeds from sale of property and equipment	7	8	4
Capitalized internal use software development costs	(3,565)	(2,576)	(992)
Net cash used in investing activities	(8,329)	(8,214)	(5,442)

Cash flows from financing activities:
Cash dividends on common stock	(21,393)	(43,301)	—
Cash restricted for payment of dividend	—	—	(36,456)
Proceeds from employee common stock purchases	1,330	1,114	1,131
Tax withholdings related to stock-based compensation awards	(2,676)	(2,137)	(1,838)
Net cash used in financing activities	(22,739)	(44,324)	(37,163)

Net increase in cash	33,768	28,621	10,405
Cash, beginning of period	127,009	98,388	87,983
Cash, end of period	$160,777	$127,009	$98,388

Supplemental cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$855	$273	$—
Cash payments:
Income taxes paid, net of refunds	$21,303	$19,847	$27,222
Cash dividends on common stock previously restricted for payment of dividend	$—	$36,456	$—

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

In its primary outsourced portal businesses, the Company generally designs, builds, and operates internet-based portals on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete secure government-based transactions through multiple online channels, including mobile devices. These portals consist of websites and applications the Company has built that allow businesses and citizens to access government information online and complete transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. Operating under multiple-year contracts, NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. NIC’s business model allows the Company to generate revenues by sharing in the fees the Company collects from online transactions. The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the outsourced government portals.

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

Certain amounts in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015 were reclassified to conform to the current year presentation. The reclassifications had no effect on total cash flows, net income or the balance sheet as of and for the years ended December 31, 2016 and 2015.

Basis of consolidation

The consolidated financial statements include all the Company's direct and indirect wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Segment reporting

The Company reports segment information in accordance with authoritative accounting guidance for segment disclosures based upon the “management” approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s segments. The Outsourced Portals segment is the Company’s only reportable segment and generally includes the Company’s subsidiaries operating outsourced state and local government portals.  Authoritative guidance for segment disclosures also requires disclosures about products and services and major customers. See Note 11, Reportable Segments and Related Information, for additional information regarding our segment reporting.

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

The Company’s allowance for doubtful accounts at December 31, 2017 and 2016 was approximately $0.6 million and $0.4 million, respectively.

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

The Company accounts for the costs of developing internal use computer software in accordance with authoritative accounting guidance for internal use computer software, whereby certain costs of developing internal use computer software are capitalized and amortized over their estimated useful life. For internal use software, the estimated economic life is typically 36 months from the date the software is placed in production. At December 31, 2017 and 2016, such costs are included in intangible assets in the consolidated balance sheets.

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

Accrued expenses

As of each balance sheet date, the Company estimates expenses which have been incurred but not yet paid or for which invoices have not yet been received. Significant components of accrued expenses consist primarily of payment processing fees, employee compensation and benefits (including incentive compensation, bonuses, vacation, health insurance and employer 401(k) contributions), third-party professional service fees, and miscellaneous other accruals.

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

Revenue from service contracts to provide portal consulting, application development, and management services to governments are recognized as the services are provided at rates provided for in the contract.

Amounts received prior to providing services are recorded as unearned revenue. At each balance sheet date, the Company determines the portion of unearned revenue that will be earned within one year and records that amount in other current liabilities in the consolidated balance sheets. The remainder, if any, is recorded in other long-term liabilities. Unearned revenues at December 31, 2017 and 2016 were approximately $1.4 million and $1.1 million, respectively.

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

Stock-based compensation

The Company measures stock-based compensation cost for service-based restricted stock awards at the grant date based on the calculated fair value of the award, and recognizes an expense on a straight-line basis over the employee’s requisite service period for the entire award (generally the vesting period of the grant). The Company measures stock-based compensation cost for performance-based restricted stock awards at the date of grant, based on the fair value of shares expected to be earned at the end of the performance period, and recognizes an expense ratably over the performance period based upon the probable number of shares expected to vest. See Note 10, Stock-based Compensation and Employee Benefit Plans, for additional information.

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

Earnings per share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.6 million at December 31, 2017, 2016 and 2015. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	December 31,
	2017	2016	2015
Numerator:
Net income	$51,614	$55,833	$41,979
Less: Income allocated to participating securities	(479)	(492)	(385)
Net income available to common stockholders	$51,135	$55,341	$41,594
Denominator:
Weighted average shares - basic	66,209	65,913	65,555
Performance-based restricted stock awards	57	53	85
Weighted average shares - diluted	66,266	65,966	65,640

Basic net income per share:
Net income	$0.77	$0.84	$0.63

Diluted net income per share:
Net income	$0.77	$0.84	$0.63

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. At December 31, 2017 and 2016, LexisNexis Risk Solutions accounted for approximately 16% and 21%, respectively, of the Company’s total accounts receivable.

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

Recently issued accounting pronouncements

Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The ASU will be effective for the Company beginning January 1, 2020, with early adoption permitted beginning January 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the new standard and the estimated impact it will have on the Company’s financial statements.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. As part of the adoption of this standard on January 1, 2017, the Company was required to recognize a cumulative-effect adjustment associated with the Company’s policy election to account for forfeitures of awards as they occur, on a modified retrospective basis which resulted in a decrease in retained earnings of approximately $0.4 million and a corresponding increase in additional paid-in capital. Previously, the Company estimated and excluded compensation cost related to awards not expected to vest based on estimated forfeitures. Furthermore, the Company applied the retrospective method for the presentation of excess tax deductions and cash paid by the Company when directly withholding shares for tax withholdings. As a result, both cash provided by operating activities and cash used in financing activities increased by $2.7 million and $2.3 million in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015, respectively.

Upon adoption of the standard, excess tax benefits or deductions from share-based award activity are reflected in the consolidated statement of income prospectively as a component of the provision for income taxes, whereas previously such benefits or deductions were recognized in additional paid-in capital in the consolidated balance sheet. Excess tax benefits resulted in a reduction of the Company’s provision for income taxes of approximately $0.5 million for the year ended December 31, 2017.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will update the existing guidance on accounting for leases and require new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP.  The ASU is effective for the annual reporting period beginning January 1, 2019, including interim periods within that reporting period. The Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early application is permitted. The Company is currently evaluating the effects that the standard will have on its consolidated financial statements, which the Company anticipates could be significant, due mainly to its non-cancellable operating leases for office space. As further described in Note 7, Commitments and Contingencies, as of December 31, 2017, the Company had minimum lease commitments under non-cancellable operating leases totaling $16.0 million.

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

ASC 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized in retained earnings on the Company’s balance sheet at the date of initial application (the modified retrospective approach). The Company adopted the standard using the modified retrospective approach on January 1, 2018.

The Company established an implementation team that has completed an impact assessment of ASC 606. Based upon its assessment, the Company identified three primary revenue sources:

•
Transaction-based: this source primarily consists of transaction-based fees from interactive government services (“IGS”), driver history records (“DHR”) and other revenues streams. Transaction-based fees accounted for approximately 95% of the Company’s total revenues for the year ended December 31, 2017.

•
Portal software development and services: this source primarily consists of the performance of project-based, application development and other time & materials services for the Company’s government partners. These services accounted for approximately 3% of the Company’s total revenues for the year ended December 31, 2017.

•
Portal management and other fixed fee services: this source primarily consists of recurring fixed fee portal management services for the Company’s government partner in Indiana. These services accounted for approximately 2% of the Company’s total revenues for the year ended December 31, 2017.

The Company completed contract reviews for each of its three primary revenue sources and concluded that its revenue recognition policies for transaction-based fees and portal management and other fixed fees will remain substantially unchanged under ASC 606. Based on the varying terms of the Company’s portal software development and services contracts, revenue may be recognized under the new standard either over time using an input or output method as services are provided or upon completion of a project, depending upon the terms of the specific contract. Recognizing such revenue over time (as opposed to at a point in time) will represent a change under ASC 606. However, because the Company’s portal software development and services projects are typically short-term in nature and represent a relatively small portion of its total consolidated revenues, the Company does not currently expect any changes to its revenue recognition policy to have a material impact on the Company's consolidated financial statements in any annual or quarterly period. The Company did not have any significant software development and services contracts not substantially complete as of December 31, 2017 and, therefore, there is not a significant cumulative adjustment to retained earnings on the Company’s balance sheet upon adoption of ASC 606 as of January 1, 2018.

3. OUTSOURCED GOVERNMENT CONTRACTS

State enterprise contracts

The Company’s outsourced state master contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government. The Company’s primary business obligation under these contracts is generally to design, build, and operate digital government services on an enterprise wide basis on behalf of governments desiring to provide access to government information and to complete government-based transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company enters into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. The Company has limited control over the level of fees it is permitted to retain.

The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of digital government services, and generally owns all of the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the applications and digital government services built by the Company only in its own state. However, certain proprietary customer management, billing, payment processing and other software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to a number of government partners on a software-as-a-service (“SaaS”) basis, and thus would not be included in any royalty-free license. If the Company’s contract expires after a defined term or if its contract is terminated by a government partner for cause, the government agency would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 15 contracts under which the Company provides enterprise-wide outsourced portal and digital government services, as well as the Company’s contract with the FMCSA can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 61% of the Company’s total consolidated revenues for the year ended December 31, 2017. If any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee in order to continue to use the Company’s applications in its portal.

Under a typical state master contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At December 31, 2017, the Company was bound by performance bond commitments totaling approximately $5.8 million on certain state enterprise contracts (See Note 6).

The following is a summary of the state contracts through which the Company currently generates meaningful revenue and has the ability to provide enterprise-wide outsourced digital government services to multiple government agencies:

NIC Portal Entity	Portal Website (State)	Year Services Commenced	Contract Expiration Date (Renewal Options Through)
NICUSA, IL Division	Illinois	2017	6/29/2023	(6/29/2027)
Louisiana Interactive, LLC	Louisiana	2015	1/28/2020
Connecticut Interactive, LLC	Connecticut	2014	1/9/2020
Wisconsin Interactive Network, LLC	Wisconsin	2013	5/13/2018	(5/13/2023)
Pennsylvania Interactive, LLC	Pennsylvania	2012	11/30/2019	(11/30/2022)
NICUSA, OR Division	Oregon	2011	11/22/2021
NICUSA, MD Division	Maryland	2011	8/11/2019
Mississippi Interactive, LLC	Mississippi	2011	12/31/2019	(12/31/2021)
New Jersey Interactive, LLC	New Jersey	2009	5/1/2020	(5/1/2022)
Texas NICUSA, LLC	Texas	2009	8/31/2018
West Virginia Interactive, LLC	West Virginia	2007	6/30/2021	(6/30/2024)
Vermont Information Consortium, LLC	Vermont	2006	6/8/2019
Colorado Interactive, LLC	Colorado	2005	4/30/2019	(4/30/2023)
South Carolina Interactive, LLC	South Carolina	2005	7/15/2019	(7/15/2021)
Kentucky Interactive, LLC	Kentucky	2003	8/31/2018
Alabama Interactive, LLC	Alabama	2002	3/19/2020	(3/19/2022)
Rhode Island Interactive, LLC	Rhode Island	2001	7/1/2018	(7/1/2019)
Oklahoma Interactive, LLC	Oklahoma	2001	3/31/2018	(3/31/2020)
Montana Interactive, LLC	Montana	2001	12/31/2019	(12/31/2020)
Hawaii Information Consortium, LLC	Hawaii	2000	1/3/2019	(3-year renewal options)
Idaho Information Consortium, LLC	Idaho	2000	6/30/2018
Utah Interactive, LLC	Utah	1999	6/5/2019
Maine Information Network, LLC	Maine	1999	7/1/2018
Arkansas Information Consortium, LLC	Arkansas	1997	6/30/2018
Indiana Interactive, LLC	Indiana	1995	10/24/2021	(10/24/2025)
Nebraska Interactive, LLC	Nebraska	1995	4/1/2019	(4/1/2021)
Kansas Information Consortium, LLC	Kansas	1992	12/31/2022	(annual renewal options)

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

Expiring contracts

There are currently nine contracts under which the Company provides enterprise-wide outsourced portal and digital government services, as well as the Company’s contract with the FMCSA, that have expiration dates within the 12-month period following December 31, 2017. Collectively, revenues generated from these contracts represented approximately 43% of the Company’s total consolidated revenues for the year ended December 31, 2017. Although certain of these contracts have renewal provisions, any renewal is at the option of the Company’s government partner. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

As previously disclosed, NIC has been informed by representatives of the state of Texas that Texas NICUSA has been selected to negotiate a contract to provide the payment processing services set forth in the Texas RFO, and that Texas NICUSA has not been selected to negotiate a contract to provide the portal operations, maintenance and development services set forth in the Texas RFO. The current agreement between the state of Texas and Texas NICUSA expires on August 31, 2018. The Texas portal accounted for approximately 20% of our total consolidated revenues for the year ended December 31, 2017.

The contract under which the Company’s subsidiary, NICUSA Inc. (“NICUSA”), managed the state of Tennessee’s official government portal expired on March 31, 2017. For the years ended December 31, 2017, 2016 and 2015, revenues from the Tennessee portal contract were approximately $1.8 million, $7.5 million and $9.0 million, respectively.

The contract under which the Company’s subsidiary, Iowa Interactive, LLC, managed the state of Iowa’s official government portal expired on June 30, 2016. For the years ended December 31, 2016 and 2015, revenues from the Iowa portal contract were approximately $1.6 million and $1.8 million, respectively.

The contract under which the Company’s subsidiary, Delaware Interactive, LLC, managed the state of Delaware’s official government portal expired on March 31, 2015. For the years ended December 31, 2015, revenues from the Delaware portal contract were approximately $0.6 million.

4. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Internal use capitalized software	$13,610	$(8,396)	$5,214	$10,045	$(6,457)	$3,588

Amortization expense for internal use capitalized software totaling approximately $1.9 million, $1.3 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, is included in depreciation & amortization in the consolidated statements of income. The total estimated intangible asset amortization expense in future years is as follows (in thousands):

Fiscal Year
2018	$2,415
2019	1,958
2020	841
$5,214

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31 (in thousands):

	2017	2016
Equipment	$30,411	$31,426
Purchased software	10,028	11,781
Furniture and fixtures	5,669	5,468
Leasehold improvements	2,249	2,073
	48,357	50,748
Less accumulated depreciation	(38,051)	(41,022)
Property and equipment, net	$10,306	$9,726

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was approximately $5.0 million, $5.5 million and $7.3 million, respectively.

6. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

On April 28, 2017, the Company entered into Amendment No. 3 to Amended and Restated Credit Agreement (the “Amendment’), which amends the Amended and Restated Credit Agreement, dated as of August 6, 2014, by and between the Company and Bank of America, N.A. (the “Credit Agreement”). The Amendment extended the maturity date to May 1, 2019.

The Credit Agreement provides that the interest rate on any amounts borrowed by the Company will be at an annual rate benchmarked to LIBOR with a term equivalent to such borrowing or at an annual rate adjusted daily and benchmarked to LIBOR for a one-month term, in each event plus a margin of 1.15% or 1.25% depending on the Company’s consolidated leverage ratio. The margin is either 1.15% (if the Company’s consolidated leverage ratio is less than 1.50:1) or 1.25% (if the Company’s consolidated leverage ratio is greater than or equal to 1.50:1).

The other material terms of the Credit Agreement remain unchanged, including customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement also continues to require the Company to maintain compliance with the following financial covenants (in each case, as defined in the Credit Agreement):

•	Consolidated tangible net worth of at least $36 million (plus the amount of net proceeds from equity issued, or debt converted to equity, in each case after the date of the Credit Agreement); and

•	Consolidated maximum leverage ratio of 1.50:1 (the ratio of total funded debt to EBITDA).

The Company was in compliance with each of these covenants at December 31, 2017. The Company issues letters of credit mainly as collateral for an office lease, and to a much lesser extent, as collateral for performance on one of its outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $0.9 million at December 31, 2017. The Company was not required to cash collateralize these letters of credit at December 31, 2017. The Company had $4.1 million in available capacity to issue additional letters of credit and $9.1 million of unused borrowing capacity at December 31, 2017 under the Credit Agreement. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. The Credit Agreement also includes an accordion feature that allows the Company to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank.

The Company has a $1.0 million line of credit with a bank in conjunction with a corporate credit card agreement.

At December 31, 2017, the Company was bound by performance bond commitments totaling approximately $5.8 million on certain outsourced government portal contracts.

7. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company and its subsidiaries lease office space and certain equipment under noncancelable operating leases. Future minimum lease payments under all noncancelable operating leases at December 31, 2017 are as follows (in thousands):

Fiscal Year
2018	$4,921
2019	3,501
2020	2,609
2021	2,244
2022	1,789
Thereafter	967
Total minimum lease payments	$16,031

Rent expense for operating leases for the years ended December 31, 2017, 2016 and 2015 was approximately $5.1 million, $4.9 million and $4.5 million, respectively.

Litigation

The Company is involved from time to time in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently a party to any material legal proceedings.

8. STOCKHOLDERS’ EQUITY

Dividend policy

In 2016, the Company’s Board of Directors approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, regular quarterly cash dividends of $0.08 per share, beginning with the declaration and payment of a cash dividend in the first quarter of 2017. For each dividend paid, a dividend equivalent is paid simultaneously on unvested shares of service-based restricted stock. In addition, holders of performance-based restricted stock accrue dividend equivalents, for each of the dividend declared, that could be earned and become payable in the form of additional shares of common stock at the end of the respective performance period to the extent that the underlying shares of performance-based restricted stock were earned. All dividends were paid out of the Company's available cash.

Dividends

On January 29, 2018, the Company's Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of March 6, 2018. The dividend, which is expected to total approximately $5.4 million, will be paid on March 20, 2018.

In 2017, the Company's Board of Directors declared the following dividends (payment in thousands):

Declaration Date	Dividend per Share	Record Date	Payment Date	Payment
January 30, 2017	$0.08	March 7, 2017	March 21, 2017	$5,342
May 2, 2017	$0.08	June 6, 2017	June 20, 2017	$5,350
July 31, 2017	$0.08	September 6, 2017	September 20, 2017	$5,351
October 30, 2017	$0.08	December 5, 2017	December 19, 2017	$5,350

On November 1, 2016, the Company’s Board of Directors declared a special cash dividend of $0.65 per share, payable to stockholders of record as of November 16, 2016. The dividend, totaling approximately $43.3 million, was paid on December 9, 2016.

On November 2, 2015, the Company’s Board of Directors declared a special cash dividend of $0.55 per share, payable to stockholders of record as of November 13, 2015. The dividend, totaling approximately $36.5 million, was paid on January 4, 2016.

9. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current income taxes:
Federal	$22,533	$20,433	$23,876
State	2,550	2,478	3,358
Total	25,083	22,911	27,234
Deferred income taxes:
Federal	1,576	(857)	(1,754)
State	64	(29)	(164)
Total	1,640	(886)	(1,918)
Total income tax provision	$26,723	$22,025	$25,316

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2017	2016
Deferred tax assets:
Stock-based compensation	$997	$1,899
Federal benefit of state uncertain tax positions	919	1,392
Accrued vacation	660	1,035
Deferred rent	119	275
State net operating loss carryforwards	266	222
Allowance for doubtful accounts	135	160
Other	316	299
	3,412	5,282
Less: Valuation allowance	(257)	(189)
Total	3,155	5,093
Deferred tax liabilities:
Property and equipment & capitalized internal use software development costs	(2,488)	(2,786)
Net deferred tax asset	$667	$2,307

The Company has identified certain estimated state net operating loss (“NOL”) carryforwards that it might be unable to use. Based on a review of applicable state tax statutes, the Company concluded that there is substantial doubt it would be able to realize the full amount of certain estimated NOL carryforwards in states where the Company cannot file a consolidated income tax return or where future taxable income will not be sufficient to utilize the state NOL before it expires. As a result, the Company recorded a deferred tax asset valuation allowance totaling approximately $0.3 million and $0.2 million, respectively, at December 31, 2017 and 2016.

The following table reconciles the statutory federal income tax rate and the effective income tax rate indicated by the consolidated statements of income:

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
Domestic production activities deductions	(2.6)%	(8.7)%	—%
Federal and state tax credits	(2.0)%	(2.0)%	(1.2)%
Excess tax benefits from restricted stock vestings	(0.7)%	—%	—%
State income taxes	1.8%	1.4%	2.1%
Uncertain tax positions	1.6%	3.3%	0.9%
Nondeductible expenses	0.7%	0.6%	1.0%
Other	0.3%	(1.3)%	(0.2)%
Effective federal and state income tax rate	34.1%	28.3%	37.6%

The Company’s effective tax rate in 2017 was lower than the statutory federal income tax rate due mainly to favorable benefits related to the domestic production activities deduction, the federal research and development credit, and excess tax benefits from restricted stock vestings, partially offset by the one-time charge as a result of the new tax law described below.

The Company's lower effective tax rate in 2016 was due mainly to favorable benefits related to the domestic production activities deduction, the federal research and development credit, an adjustment to certain deferred tax liabilities related to a previous acquisition of a business and the filing of the Company’s 2014 and 2013 amended federal income tax returns during the fourth quarter of 2016.

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

Excess tax benefits in the amount of $0.5 million were recognized as a component of income tax expense during 2017, resulting from restricted stock vestings. Prior to the adoption of ASU 2016-09, excess tax benefits of $0.6 million and $0.4 million were recognized as additional paid-in capital during 2016 and 2015, respectively.

The following table provides a reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits (included in other long-term liabilities in the consolidated balance sheets) for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Balance at January 1	$6,599	$3,721	$2,798
Additions for tax positions of prior years	576	1,754	338
Additions for tax positions of current years	1,646	1,589	1,094
Expiration of the statute of limitations	(788)	(439)	(366)
Reductions for tax positions of prior years	(13)	(26)	(143)
Balance at December 31	$8,020	$6,599	$3,721

The increase in the amount of the consolidated liability for unrecognized income tax benefits in 2017 was mainly due to the domestic production activities deduction that the Company began recognizing in 2016.

At December 31, 2017, 2016 and 2015, there were approximately $7.1 million, $5.2 million and $2.6 million, respectively, of unrecognized tax benefits that if recognized would affect the Company’s annual effective tax rate. It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease. However, the Company does not expect such increases or decreases to be material to its financial condition or results of operations.

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

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense in the consolidated statements of income. Accrued interest and penalty amounts were not significant at December 31, 2017, 2016 and 2015.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The Tax Act, among other changes, reduces the statutory federal corporate income tax rate from 35% to 21%. In the fourth quarter of 2017, Company recognized a one-time charge totaling approximately $0.3 million to reduce net deferred tax assets as of December 31, 2017, based on the anticipated reduction in the Company's prospective effect tax rate resulting from the Tax Act.  The Company will receive the benefit of the reduced statutory federal corporate income tax rate starting January 1, 2018, which will be partially offset by changes in certain deductions (most notably the elimination of the domestic production activity deductions). Due to the complexities of the new tax legislation, the SEC has issued Staff Accounting Bulletin ("SAB") 118 which allows for the recognition of provisional amounts during a measurement period similar to the measurement period used when accounting for business combinations.  The Company has recorded a provisional re-measurement of its deferred tax assets and liabilities, resulting in a minimal impact on its 2017 income tax provision.  The Company will continue to assess the impact of the new tax legislation, as well as any related future regulations and rules, and will record any additional impacts as identified during the measurement period, if necessary.

10. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of portal revenues, exclusive of depreciation & amortization	$1,276	$1,390	$1,404
Cost of software & services revenues, exclusive of depreciation & amortization	86	62	83
Selling & administrative	4,102	4,545	4,954
Stock-based compensation expense before income taxes	$5,464	$5,997	$6,441

Stock option and restricted stock plans

The Company has a stock compensation plan (the “NIC plan”) to provide for the granting of restricted stock awards, incentive stock options or non-qualified stock options to encourage certain employees of the Company and its subsidiaries, and directors of the Company to participate in the ownership of the Company and to provide additional incentive for such employees and directors to promote the success of its business through sharing in the future growth of such business. The Company did not grant any stock options in 2017, 2016, or 2015. Instead, the Company currently expects to continue to grant only restricted stock awards.

As approved by the Company’s Board of Directors and stockholders, the number of shares the Company is authorized to grant under the NIC plan is 15,825,223 common shares. The Company made non-material changes to the NIC plan in 2016 to increase grantee tax withholding rights under new accounting rules that became effective for the Company in 2017 (see Note 2). At December 31, 2017, a total of 3,938,916 shares were available for future grants under the NIC plan.

Restricted stock

During 2017, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 250,039 shares with a grant-date fair value totaling approximately $5.4 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, non-employee directors of the Company were granted service-based restricted stock awards totaling 37,464 shares with a grant-date fair value totaling approximately $0.8 million. Such restricted stock awards vest one year from the date of grant.

During the first quarter of 2017, the Committee also granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 110,678 shares with a grant-date fair value totaling approximately $2.4 million, which represents the maximum number of shares the executive officers can earn at the end of a three-year performance period ending December 31, 2019.

The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

•	Operating income growth (three-year compound annual growth rate);

•	Total consolidated revenue growth (three-year compound annual growth rate); and

•	Return on invested capital (three-year average).

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

At December 31, 2017, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 23, 2015 ended. Based on the Company’s actual financial results from 2015 through 2017, no shares or dividend equivalent shares were earned. The 91,820 shares subject to the awards will be forfeited in the first quarter of 2018.

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

A summary of service-based restricted stock activity for the year ended December 31, 2017 is presented below:

	Service-based Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	633,451	$17.89
Granted	292,448	$21.46
Vested	(268,352)	$17.67
Canceled	(47,661)	$19.20
Outstanding at December 31, 2017	609,886	$19.59
Expected to vest at December 31, 2017	609,886	$19.59

The fair value of service-based restricted stock vested during the years ended December 31, 2017, 2016 and 2015 was approximately $4.7 million, $4.6 million and $4.7 million, respectively. The weighted average grant date fair value per share of service-based restricted stock granted during the years ended December 31, 2017, 2016 and 2015 was $21.46, $17.67 and $16.69, respectively.

A summary of performance-based restricted stock activity for the year ended December 31, 2017 is presented below:

	Performance- based Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	310,951	$17.94
Granted	110,678	$22.00
Vested	(59,437)	$19.41
Canceled	(21,503)	$19.41
Outstanding at December 31, 2017	340,689	$18.91
Expected to vest at December 31, 2017	53,841	$22.15

The fair value of performance-based restricted stock vested during the years ended December 31, 2017, 2016 and 2015 was approximately $1.2 million, $1.6 million and $0.8 million, respectively. The weighted average grant date fair value per share of performance-based restricted stock granted during the years ended December 31, 2017, 2016 and 2015 was $22.00, $17.62 and $17.11, respectively.

At December 31, 2017, the total intrinsic value of nonvested restricted stock awards expected to vest was approximately $11.2 million. At December 31, 2017, the Company had approximately $8.2 million of total unrecognized compensation cost related to nonvested restricted stock awards. The Company expects to recognize this cost over a weighted average period of approximately two years from December 31, 2017.

Income taxes

During the year ended December 31, 2017, excess tax benefits of $0.5 million were recognized within income tax expense upon restricted stock vestings. Prior to the adoption of ASU 2016-09, excess tax benefits of $0.6 million and $0.4 million, respectively, were recognized as additional paid-in capital upon restricted stock vestings during December 31, 2016 and 2015.

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

In the offering period commencing on April 1, 2016 and ending on March 31, 2017, 86,998 shares were purchased at a price of $15.29 per share, resulting in total cash proceeds to the Company of approximately $1.3 million. In the offering period commencing on April 1, 2015 and ending on March 31, 2016, 74,976 shares were purchased at a price of $14.86 per share, resulting in total cash proceeds to the Company of approximately $1.1 million. In the offering period commencing on April 1, 2014 and ending on March 31, 2015, 75,328 shares were purchased at a price of $15.02 per share, resulting in total cash proceeds to the Company of approximately $1.1 million. The current offering period under this plan commenced on April 1, 2017. The closing fair market value of NIC common stock on the first day of the current offering period was $20.20 per share.

The fair values of the offerings were estimated on the dates of grant using the Black-Scholes model using the assumptions in the following table.

	March 31, 2018 Offering	March 31, 2017 Offering	March 31, 2016 Offering
Risk-free interest rate	1.02%	0.62%	0.27%
Expected dividend yield	2.69%	3.04%	3.07%
Expected life	1.0 year	1.0 year	1.0 year
Expected stock price volatility	23.07%	28.54%	37.86%
Weighted average fair value of ESPP rights	$4.58	$4.40	$4.88

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

Defined contribution 401(k) profit sharing plan

The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment and non-full time employees are eligible upon reaching 1,000 hours of service in the relevant period. A discretionary match by the Company of an employee’s contribution of up to 5% of base salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $2.7 million, $2.5 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

11. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Outsourced Portals segment is the Company’s only reportable segment and generally includes the Company’s subsidiaries operating outsourced state and local government portals. The Other Software & Services category primarily includes the Company’s subsidiaries that provide software development and digital government services, other than outsourced portal services, to state and local governments as well as federal agencies. Each of the Company’s businesses within the Other Software & Services category is an operating segment and have been grouped together to form the Other Software & Services category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all operating segments.

The Company’s Chief Executive Officer has been identified as the chief operating decision maker ("CODM"). The measure of profitability by which management, including the CODM, evaluates the performance of its segments and allocates resources to them is operating income (loss) before income taxes. Segment assets or other segment balance sheet information is not presented to the Company’s CODM. Accordingly, the Company has not presented information relating to segment assets.

The table below reflects summarized financial information for the Company’s reportable and operating segments for the years ended December 31 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2017
Revenues	$311,351	$25,157	$—	$336,508
Costs & expenses	191,572	8,890	50,780	251,242
Depreciation & amortization	2,698	97	4,134	6,929
Operating income (loss) before income taxes	$117,081	$16,170	$(54,914)	$78,337
2016
Revenues	$296,998	$20,917	$—	$317,915
Costs & expenses	180,287	5,958	47,063	233,308
Depreciation & amortization	3,230	77	3,442	6,749
Operating income (loss) before income taxes	$113,481	$14,882	$(50,505)	$77,858
2015
Revenues	$273,502	$18,874	$—	$292,376
Costs & expenses	168,166	5,432	43,098	216,696
Depreciation & amortization	4,649	47	3,689	8,385
Operating income (loss) before income taxes	$100,687	$13,395	$(46,787)	$67,295

The following table identifies each type of service, customer and portal partner that accounted for 10% or more of the Company’s total consolidated revenues for the years ended December 31:

	Percentage of Total Consolidated Revenues
	2017	2016	2015
Type of Service
Motor Vehicle Driver History Record Retrieval	31%	33%	35%

Motor Vehicle Registrations	14%	14%	13%

Customer
LexisNexis Risk Solutions	19%	22%	23%
(Resells motor vehicle driver history records to the insurance industry)

Portal Partner
Texas	20%	20%	21%

12. UNAUDITED QUARTERLY OPERATING RESULTS

The unaudited quarterly information below is subject to seasonal fluctuations resulting in lower portal revenues in the fourth quarter of each calendar year due to the lower number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods.

	For the Year Ended December 31, 2017
(in thousands, except per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
Portal revenues	$77,198	$79,374	$76,434	$78,345
Software & services revenues	5,979	5,952	8,099	5,127
Total revenues	83,177	85,326	84,533	83,472
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	47,032	49,009	47,377	48,154
Cost of software & services revenues, exclusive of depreciation & amortization	1,763	1,779	3,169	2,179
Selling & administrative	11,660	13,131	12,091	13,898
Depreciation & amortization	1,613	1,688	1,810	1,818
Total operating expenses	62,068	65,607	64,447	66,049
Operating income before income taxes	21,109	19,719	20,086	17,423
Income tax provision	7,124	6,950	6,066	6,583
Net income	$13,985	$12,769	$14,020	$10,840

Basic net income per share	$0.21	$0.19	$0.21	$0.16
Diluted net income per share	$0.21	$0.19	$0.21	$0.16

Weighted average shares outstanding:
Basic	66,046	66,248	66,267	66,270
Diluted	66,046	66,248	66,267	66,334

	For the Year Ended December 31, 2016
(in thousands, except per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
Portal revenues	$73,197	$75,513	$74,997	$73,291
Software & services revenues	5,193	5,297	5,376	5,051
Total revenues	78,390	80,810	80,373	78,342
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	43,615	46,123	45,140	45,409
Cost of software & services revenues, exclusive of depreciation & amortization	1,413	1,445	1,495	1,605
Selling & administrative	11,342	11,165	11,676	12,880
Depreciation & amortization	1,664	1,736	1,674	1,675
Total operating expenses	58,034	60,469	59,985	61,569
Operating income before income taxes	20,356	20,341	20,388	16,773
Income tax provision (1) (2)	7,462	7,280	4,153	3,130
Net income	$12,894	$13,061	$16,235	$13,643

Basic net income per share	$0.19	$0.20	$0.24	$0.20
Diluted net income per share	$0.19	$0.20	$0.24	$0.20

Weighted average shares outstanding:
Basic	65,739	65,953	65,978	65,981
Diluted	65,739	65,967	66,005	66,041

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting – As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Structure and Practices of the Board of Directors – Corporate Governance Principles and Best Practices and Code of Business Conduct and Ethics, – Committees of the Board, – Nomination of Directors and – Involvement in Certain Legal Proceedings” set forth in the Company’s definitive proxy statement related to its 2018 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides information regarding securities to be issued upon the exercise of outstanding options, warrants and rights and securities available for issuance under the Company’s equity compensation plans as of December 31, 2017:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding as of December 31, 2017	Weighted average exercise price of outstanding options, warrants and rights shown in Column A	Number of securities available for future issuance as of December 31, 2017
Equity compensation plans approved by stockholders:
Restricted stock awards	—	$—	3,938,916 (1)
Employee stock purchase plan	— (2)	— (2)	1,140,733
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	5,079,649

(1)	The amount shown excludes 950,575 shares subject to outstanding unvested restricted stock awards.

(2)
March 31, 2017 was the purchase date of common stock for the most recently completed offering period under the Company’s employee stock purchase plan. Therefore, as of such date, no purchase rights were outstanding. The purchase price for the offering period ended March 31, 2017, was $15.29 per share, and the total number of shares purchased was 86,998.

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

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of NIC Inc., a Delaware corporation (incorporated by reference from Exhibit 3.2 to the Form 8-K (File No. 000-26621) filed with the SEC on May 11, 2009)
3.2	Bylaws of NIC Inc., a Delaware corporation (incorporated by reference from Exhibit 3.3 to the Form 8-K (File No. 000-26621) filed with the SEC on May 11, 2009)
4.1	Reference is made to Exhibits 3.1 and 3.2

4.2
Specimen Stock Certificate of the Registrant (incorporated by reference from Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1, File No. 333-77939, filed with the SEC on June 18, 1999)

10.1	Registrant’s Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Form 10-K (File No. 000-26621) filed with the SEC on February 22, 2017) **
10.2
Employment agreement between the Registrant and Harry Herington, dated February 5, 2013 (incorporated by reference to Exhibit 10.3 to Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013) **

10.3
Employment agreement between the Registrant and Stephen M. Kovzan, dated February 5, 2013 (incorporated by reference to Exhibit 10.5 to Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013) **

10.4
Employment agreement between the Registrant and Robert W. Knapp, dated February 5, 2013 (incorporated by reference to Exhibit 10.6 to Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013) **

10.5
Employment agreement between the Registrant and Jayne Friedland Holland, dated May 5, 2015 (incorporated by reference to Exhibit 10.7 to Form 10-K (File No. 000-26621) filed with the SEC on February 23, 2016) **

10.6	Form of NIC Inc. First Amendment to Key Employee Agreement, dated July 27, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on July 28, 2015) **
10.7	NIC Inc. 2014 Amended and Restated Stock Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 000-26621) filed with the SEC on November 3, 2016) **
10.8
Form of Restricted Stock Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 000-26621) filed with the SEC on November 3, 2016) **

10.9
Form of Stock Option Agreement for NIC Inc. 2014 Amended and Restated Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 000-26621) filed with the SEC on November 3, 2016) **

10.10	NIC Inc. Compensation Program For Certain Executive Officers (incorporated by reference to the Form 8-K (File No. 000-26621) filed with the SEC on March 6, 2008) **
10.11	NIC Inc. Management Annual Incentive Plan for Senior Executives (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 000-26621) filed with the SEC on November 3, 2016) **
10.12
Form of Performance-Based Restricted Stock Agreement under the NIC Inc. 2014 Amended and Restated Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 000-26621) filed with the SEC on November 3, 2016) **

10.13
Form of Indemnification Agreement between the registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on May 11, 2009) **

10.14	NIC Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on May 2, 2012) **
10.15	NIC Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on May 4, 2017) **
10.16
Amended and Restated Credit Agreement Dated as of August 6, 2014 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 to the Form 10-Q (File No. 000-26621) filed with the SEC on August 7, 2014)

10.17
Amendment No. 1 to Amended and Restated Credit Agreement, dated July 9, 2015 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on July 9, 2015)

10.18
Amendment No. 2 to Amended and Restated Credit Agreement, dated December 14, 2015 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on December 15, 2015)

10.19
Amendment No. 3 to Amended and Restated Credit Agreement, dated April 28, 2017 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 000-26621) filed with the SEC on May 2, 2017)

10.20
NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-136016) filed with the SEC on July 25, 2006) **

10.21
Form of Restricted Stock Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 7, 2007) **

10.22
Form of Stock Option Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 7, 2007) **

10.23
Form of Performance-Based Restricted Stock Agreement under the NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013) **

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
101
The following financial information from NIC Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015 (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016, and 2014 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

** Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIC INC.
Date:	February 22, 2018	By:	/s/ Harry Herington
Harry Herington, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Harry Herington	Chairman of the Board and Chief Executive Officer	February 22, 2018
	Harry Herington	(Principal Executive Officer)

	/s/ Stephen M. Kovzan	Chief Financial Officer	February 22, 2018
	Stephen M. Kovzan	(Principal Financial Officer and Principal Accounting Officer)

	Art N. Burtscher*	Lead Independent Director
	Venmal (Raji) Arasu*	Director
	Karen S. Evans*	Director
	Ross C. Hartley*	Director
	C. Brad Henry*	Director
	Alexander C. Kemper*	Director
	William M. Lyons*	Director
	Pete Wilson*	Director

/s/ Harry Herington
Harry Herington
*By	Attorney-in-fact
February 22, 2018