Form 10-Q
period 2018-03-31
NIC INC
filed 2018-05-01
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

On April 18, 2018, the registrant had 66,514,076 shares of common stock outstanding.

NIC INC.
Form 10-Q for the Quarter Ended March 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$162,362	$160,777
Trade accounts receivable, net	87,241	103,938
Prepaid expenses & other current assets	14,478	12,843
Total current assets	264,081	277,558
Property and equipment, net	9,731	10,306
Intangible assets, net	6,237	5,214
Deferred income taxes, net	—	667
Other assets	1,884	1,986
Total assets	$281,933	$295,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$68,789	$88,920
Accrued expenses	20,141	26,501
Other current liabilities	3,916	3,673
Total current liabilities	92,846	119,094

Other long-term liabilities	8,738	8,395
Total liabilities	101,584	127,489

Commitments and contingencies (Notes 2 and 3)	—	—

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized, 66,514 and 66,271 shares issued and outstanding	7	7
Additional paid-in capital	112,930	111,275
Retained earnings	67,412	56,960
Total stockholders' equity	180,349	168,242
Total liabilities and stockholders' equity	$281,933	$295,731

See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amount

	Three months ended March 31,

Revenues:	2018	2017
Portal revenues	$80,791	$77,198
Software & services revenues	5,934	5,979
Total revenues	86,725	83,177
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	48,642	47,032
Cost of software & services revenues, exclusive of depreciation & amortization	2,228	1,763
Selling & administrative	13,150	11,660
Depreciation & amortization	2,065	1,613
Total operating expenses	66,085	62,068
Operating income before income taxes	20,640	21,109
Income tax provision	5,132	7,124
Net income	$15,508	$13,985

Basic net income per share	$0.23	$0.21
Diluted net income per share	$0.23	$0.21

Weighted average shares outstanding:
Basic	66,323	66,046
Diluted	66,323	66,046

See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2018	66,271	$7	$111,275	$56,960	$168,242
Net cumulative effect of adoption of accounting standard	—	—	—	208	208
Net income	—	—	—	15,508	15,508
Restricted stock vestings	202	—	—	—	—
Dividends declared	—	—	—	(5,370)	(5,370)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	34	(34)	—
Dividend equivalents cancelled upon forfeiture of performance-based restricted stock awards	—	—	(140)	140	—
Shares surrendered and cancelled upon vesting of restricted stock to satisfy tax withholdings	(81)	—	(1,132)	—	(1,132)
Stock-based compensation	—	—	1,511	—	1,511
Issuance of common stock under employee stock purchase plan	122	—	1,382	—	1,382
Balance, March 31, 2018	66,514	$7	$112,930	$67,412	$180,349

See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$15,508	$13,985
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recoveries from) losses on accounts receivable	(116)	425
Depreciation & amortization	2,065	1,613
Stock-based compensation expense	1,511	1,474
Deferred income taxes	685	912
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable, net	16,813	(1,545)
(Increase) decrease in prepaid expenses & other current assets	(1,635)	2,461
Decrease (increase) in other assets	258	(1,493)
(Decrease) in accounts payable	(20,131)	(9,789)
(Decrease) in accrued expenses	(6,360)	(3,838)
Increase in other current liabilities	295	148
Increase in other long-term liabilities	325	583
Net cash provided by operating activities	9,218	4,936

Cash flows from investing activities:
Purchases of property and equipment	(873)	(929)
Proceeds from sale of property and equipment	—	6
Capitalized software development costs	(1,640)	(875)
Net cash used in investing activities	(2,513)	(1,798)

Cash flows from financing activities:
Cash dividends on common stock	(5,370)	(5,342)
Proceeds from employee common stock purchases	1,382	1,330
Tax withholdings related to stock-based compensation awards	(1,132)	(2,574)
Net cash used in financing activities	(5,120)	(6,586)

Net increase (decrease) in cash	1,585	(3,448)
Cash, beginning of period	160,777	127,009
Cash, end of period	$162,362	$123,561

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$—	$176
Cash payments:
Income taxes paid, net	$4,418	$3,151
See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

NIC Inc., together with its subsidiaries (the "Company" or "NIC") is a leading provider of digital government services that help governments use technology to provide a higher level of service to businesses and citizens and increase efficiencies. The Company accomplishes this currently through two channels: its primary outsourced portal businesses and its software & services businesses.

In its primary outsourced portal businesses, the Company generally designs, builds, and operates internet-based portals on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete secure government-based transactions through multiple online channels, including mobile devices. These portals consist of websites and applications the Company has built that allow consumers, such as businesses and citizens, to access government information online and complete transactions. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the outsourced government portals. The Company’s software & services businesses primarily include its subsidiaries that provide software development and digital government services, other than outsourced portal services, to federal agencies as well as state and local governments.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The consolidated financial statements include all of the Company's direct and indirect wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the consolidated financial position and the results of operations and cash flows of the Company as of the dates and for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2017, including the notes thereto, set forth in the Company’s 2017 Annual Report on Form 10-K.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Recently issued accounting pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ("ASC 606"), a new standard related to revenue recognition. Under this standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires expanded disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

On January 1, 2018, the Company adopted ASC 606, and all the related amendments, using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 represents a change in accounting principle for portal software development and services contracts that will more closely align revenue recognition with the delivery of Company’s services, which under certain contracts will result in the recognition of revenue over time as opposed to at a point in time. Upon adoption, there was not a significant cumulative adjustment to retained earnings on the Company’s balance sheet for this change in accounting principle. Under the modified retrospective method, the comparative information was not restated and continues to be reported under the accounting standards in effect for those periods. The impact to revenues for the quarter ended March 31, 2018 was not significant as a result of applying ASC 606.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which will update the existing guidance on accounting for leases and require new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP.  The new standard will become effective for the Company beginning with the first quarter 2019 and requires a modified retrospective transition approach. The Company is currently evaluating the effects that the standard will have on its consolidated financial statements, which the Company anticipates could be significant, due mainly to its non-cancellable operating leases for office space. As further described in Note 7, Commitments and Contingencies, to the Company’s 2017 Annual Report on Form 10-K, filed with the SEC on February 22, 2018, as of December 31, 2017, the Company had minimum lease commitments under non-cancellable operating leases totaling $16.0 million.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The ASU will be effective for the Company beginning January 1, 2020, with early adoption permitted beginning January 1, 2019. Application of the standard will be through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the new standard and the estimated impact it will have on the Company’s consolidated financial statements.

Revenue recognition

The Company accounts for revenue in accordance with ASC 606, which the Company adopted on January 1, 2018. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales and usage-based taxes, if applicable, are excluded from revenues.

Disaggregation of Revenue

The Company currently earns revenues from three main sources: (i) transaction-based fees, which consist of interactive government services (“IGS”), driver history records (“DHR”) and other transaction based revenues, (ii) portal software development & services and (iii) fixed fees for portal management services. The following table summarizes, by reportable segment, our principal activities from which the Company generates revenue (in thousands):

	Reportable and Operating Segments
	Three months ended March 31, 2018
	Outsourced Portals	Other Software & Services	Consolidated Total
IGS	$50,267	$—	$50,267
DHR	27,239	—	27,239
Other	—	5,934	5,934
Total transaction-based	77,506	5,934	83,440
Portal software development & services	2,047	—	2,047
Portal management	1,238	—	1,238
Total revenues	$80,791	$5,934	$86,725

	Reportable and Operating Segments
	Three months ended March 31, 2017
	Outsourced Portals	Other Software & Services	Consolidated Total
IGS	$45,925	$—	$45,925
DHR	28,169	—	28,169
Other	—	5,979	5,979
Total transaction-based	74,094	5,979	80,073
Portal software development & services	1,829	—	1,829
Portal management	1,275	—	1,275
Total revenues	$77,198	$5,979	$83,177

Transaction-based revenues

The Company recognizes revenue from providing outsourced digital services to its government partners. Under these contracts, the Company agrees to provide continuous access to digital government services that allow consumers to complete secure transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. The contractual promise to provide continuous access to each of these digital government services is a single stand-ready performance obligation.

Transaction-based fees earned by the Company are typically usage-based and calculated based on the number of transactions processed each day at the contractual net fee earned by the Company for each transaction. These usage-based fees are deemed to be variable consideration that meets the practical expedient within ASC 606-10-50-14(a) whereby the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these arrangements, the usage-based fees are fully constrained and recognized once the uncertainties associated with the constraint are resolved, which is when the related transactions occur each day.

The Company satisfies its performance obligation by providing access to applications over the contractual term, and by processing transactions as they are initiated by consumers. The performance obligation is satisfied on the day in which the Company provides the access and it is used by the consumer.

In most of its transaction-based revenue arrangements, the Company acts as an agent and recognizes revenue on a net basis. The gross transaction fees collected by the Company from consumers on behalf of its government partners are not recognized as revenue but are accrued as accounts payable when the services are provided at the time of the transactions. The Company must remit a certain amount or percentage of these fees to government agencies regardless of whether the Company ultimately collects the fees from the consumer. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates.

Under certain contracts, the Company’s government partners may receive consideration for a portion of the gross transaction fees. The consideration paid to the Company’s government partners is generally accounted for on net basis as a reduction in the transaction-based fee recorded within net revenue. However, in circumstances where the Company receives a discernible benefit in the arrangement, the consideration paid to the government partner is recorded on a gross basis within cost of revenues.

Portal software development and services revenues

The Company’s portal software development and services revenues primarily include revenues from providing software development and other time and materials services to our government partners. The Company identifies each performance obligation in its software development and services contracts at contract inception, which are generally combined into a single promise. The contract pricing is either at stated billing rates per hour or a fixed amount. These contracts are generally short-term in nature and not longer than one year in duration.

For services provided under software development and services agreements that result in the transfer of control over time, the underlying deliverable is owned and controlled by the customer and does not create an asset with an alternative use to the Company. The Company recognizes revenue on rate per hour contracts based on the amount billable to the customer, as the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company’s performance to date. For fixed fee contracts, the Company utilizes the input method and recognizes revenue based on the labor hours expended to date relative to the total hours expected to satisfy the contract performance obligation. This input measure of progress is used because it best depicts the transfer of assets to the customer, which occurs as the Company incurs costs to deliver the promise in the contracts. Certain software development and service contracts include substantive customer acceptance provisions. In contracts that include substantive customer acceptance provisions, the Company recognizes revenue at a point in time upon customer acceptance.

Under its portal software development and services contracts, the Company typically does not have significant future performance obligations that extend beyond one year. As of March 31, 2018, the total transaction price allocated to unsatisfied performance obligations was approximately $2.3 million.

Portal management revenues

Portal management revenues primarily consist of revenues from providing recurring fixed fee portal management services for the Company’s government partner in Indiana. This contract has a single performance obligation to provide a broad scope of services to manage the digital government services for the state of Indiana. The Company satisfies its performance obligation by providing services to the state over time. The contract can be terminated without a penalty by the state with a 30-day notice, and accordingly, the period of time over which the Company performs services is commensurate with a month to month contract. Consideration consists of a fixed-monthly fee that is recognized on a monthly basis as the performance obligation is satisfied.

As of March 31, 2018, the Company’s Indiana portal management contract had unsatisfied performance obligations for one month. The total transaction price allocated to the unsatisfied performance obligation is not significant.

Unearned Revenues

The Company records unearned revenues when cash payments are received or due in advance of the Company’s satisfaction of the performance obligation(s). At each balance sheet date, the Company determines the portion of unearned revenues that will be earned within one year and records that amount in other current liabilities in the consolidated balance sheets. The remainder, if any, is recorded in other long-term liabilities. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. Unearned revenues at March 31, 2018 and December 31, 2017 were approximately $1.3 million and $1.4 million, respectively. The change in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $0.9 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period.

3.  OUTSOURCED GOVERNMENT CONTRACTS

State enterprise contracts

The Company’s outsourced state master contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government. The Company’s primary business obligation under these contracts is generally to design, build, and operate digital government services on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to digitally complete government-based transactions. NIC typically markets the services and solicits consumers to complete government-based transactions and to enter into subscriber contracts permitting the user to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. The Company enters into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. The Company has limited control over the level of fees it is permitted to retain.

The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of digital government services, and generally owns all the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term or upon termination for cause, the government partner typically receives a perpetual, royalty-free license to use the applications and digital government services built by the Company only in its own state. However, certain enterprise applications, proprietary customer management, billing, payment processing and other software applications that the Company has developed and standardized centrally are provided to its government partners on a software-as-a-service (“SaaS”) basis, and thus would not be included in any royalty-free license. If the Company’s contract expires after a defined term or if its contract is terminated by a government partner for cause, the government agency would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 17 contracts under which the Company provides enterprise-wide digital government services, as well as the Company’s contract with the Federal Motor Carrier Safety Administration (“FMCSA”), can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 62% of the Company’s total consolidated revenues for the three-month period ended March 31, 2018. If any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee in order to continue to use the Company’s applications in its portal.

Under a typical state master contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At March 31, 2018, the Company was bound by performance bond commitments totaling approximately $5.8 million on certain outsourced portal contracts.

The following is a summary of the government contracts through which the Company currently generates significant revenue and has the ability to provide enterprise-wide outsourced digital government services to multiple government agencies:

NIC Enterprise Contract	State	Year Services Commenced	Contract Expiration Date	Renewal Options Through
NICUSA, IL Division	Illinois	2017	6/29/2023	6/29/2027
Louisiana Interactive, LLC	Louisiana	2015	1/28/2020
Connecticut Interactive, LLC	Connecticut	2014	1/9/2020
Wisconsin Interactive Network, LLC	Wisconsin	2013	5/13/2018	5/13/2023
Pennsylvania Interactive, LLC	Pennsylvania	2012	11/30/2019	11/30/2022
NICUSA, OR Division	Oregon	2011	11/22/2021
NICUSA, MD Division	Maryland	2011	8/10/2019
Mississippi Interactive, LLC	Mississippi	2011	12/31/2019	12/31/2021
NICUSA, NJ Division	New Jersey	2009	4/30/2020	4/30/2022
Texas NICUSA, LLC	Texas	2009	8/31/2018
West Virginia Interactive, LLC	West Virginia	2007	6/30/2021	6/30/2024
Vermont Information Consortium, LLC	Vermont	2006	6/8/2019
Colorado Interactive, LLC	Colorado	2005	4/30/2019	4/30/2023
South Carolina Interactive, LLC	South Carolina	2005	7/15/2019	7/15/2021
Kentucky Interactive, LLC	Kentucky	2003	8/31/2020
Alabama Interactive, LLC	Alabama	2002	3/19/2020	3/19/2022
Rhode Island Interactive, LLC	Rhode Island	2001	7/1/2018	7/1/2019
Oklahoma Interactive, LLC	Oklahoma	2001	3/31/2019	3/31/2020
Montana Interactive, LLC	Montana	2001	12/31/2019	12/31/2020
Hawaii Information Consortium, LLC	Hawaii	2000	1/3/2019	3-year renewal option
Idaho Information Consortium, LLC	Idaho	2000	6/30/2018
Utah Interactive, LLC	Utah	1999	6/5/2019
Maine Information Network, LLC	Maine	1999	7/1/2018
Arkansas Information Consortium, LLC	Arkansas	1997	6/30/2018
Indiana Interactive, LLC	Indiana	1995	10/24/2021
Nebraska Interactive, LLC	Nebraska	1995	3/31/2019	3/31/2021
Kansas Information Consortium, LLC	Kansas	1992	12/31/2022	12/31/2026

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

Expiring contracts

There are currently 9 contracts under which the Company provides state enterprise-wide outsourced digital government services that have expiration dates within the 12-month period following March 31, 2018. Collectively, revenues generated from these contracts represented approximately 38% of the Company’s total consolidated revenues for the three-month period ended March 31, 2018. Although certain of these contracts have renewal provisions, any renewal is at the option of the Company’s government partner. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

As previously disclosed, Texas NICUSA, LLC (“Texas NICUSA”) was selected to provide payment processing services set forth in the Texas.gov 3.0 Procurement RFO (the “Texas RFO”), but was not selected to provide the portal operations, maintenance and development services set forth in the Texas RFO. The current agreement between the state of Texas and Texas NICUSA expires on August 31, 2018 and the new payment processing services contract commences on September 1, 2018. On April 16, 2018, Texas NICUSA submitted a protest with the Texas Department of Information Resources (the "DIR") of the DIR's decision to award the contract relating to the portal operations, maintenance and development services to another vendor. In the protest, Texas NICUSA cited flaws in the procurement process and award decision. There can be no assurance that the protest submitted by Texas NICUSA will be successful, or that Texas NICUSA will ultimately be awarded a contract relating to portal operations, maintenance and development services if the protest is upheld. The Texas portal accounted for approximately 20% of the Company's total consolidated revenues for the three months ended March 31, 2018.

Should the Company no longer provide portal operations, maintenance and development services after final resolution of the protest and the completion of the current Texas enterprise contract on August 31, 2018, the Company expects to substantially reduce its workforce in Texas.  The Company will recognize employee termination expenses at the date the employee is notified, unless the employee is required to provide future service, in which case the benefits will be expensed ratably over the future service period. Total one-time severance-related and transition costs, which will be recognized in cost of portal revenues in the unaudited consolidated statement of income in the outsourced portal segment, are currently anticipated to approximate $1.5 million, substantially all of which are currently expected to be incurred in 2018. We did not incur significant one-time severance-related and transition costs during the three-month period ended March 31, 2018.

The contract under which the Company’s subsidiary, NICUSA Inc. (“NICUSA”), managed digital government services for the state of Tennessee expired on March 31, 2017. For the three-month period ended March 31, 2017 revenues from the Tennessee portal contract were approximately $1.8 million.

4.  EARNINGS PER SHARE

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.7 million and 0.6 million for the three months ended March 31, 2018 and 2017, respectively. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended March 31,
	2018	2017
Numerator:
Net income	$15,508	$13,985
Less: Income allocated to participating securities	(171)	(135)
Net income available to common stockholders	$15,337	$13,850
Denominator:
Weighted average shares - basic	66,323	66,046
Performance-based restricted stock awards	—	—
Weighted average shares - diluted	66,323	66,046

Basic net income per share:
Net income	$0.23	$0.21

Diluted net income per share:
Net income	$0.23	$0.21

5.  STOCKHOLDERS’ EQUITY

The Company's Board of Directors declared and paid the following dividends (payment in thousands) during the periods presented:

Declaration Date	Dividend per Share	Record Date	Payment Date	Payment
January 29, 2018	$0.08	March 6, 2018	March 20, 2018	$5,370
January 30, 2017	$0.08	March 7, 2017	March 21, 2017	$5,342

On April 30, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of June 5, 2018. The dividend, which is expected to total approximately $5.4 million, will be paid on June 19, 2018, out of the Company’s available cash.

6.  INCOME TAXES

As previously disclosed, on December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The Tax Act, among other changes, reduces the statutory federal corporate income tax rate from 35.0% to 21.0%. The Company received the benefit of the reduced statutory federal corporate income tax rate starting January 1, 2018, which is partially offset by changes in certain deductions (most notably the elimination of the domestic production activities deduction). Due to the complexities of the new tax legislation, the SEC has issued Staff Accounting Bulletin 118 which allows for the recognition of provisional amounts during a measurement period similar to the measurement period used when accounting for business combinations.  The Company will continue to assess the impact of the new tax legislation, as well as any related future regulations and rules, and will record any additional impacts as identified during the measurement period, if necessary.
The following table reconciles the statutory federal tax rate and the Company's effective tax rate for the periods indicated:

	Three months ended March 31,
	2018	2017
Statutory federal income tax rate	21.0%	35.0%
Tax deficit (excess benefit) from restricted stock vestings	1.0%	(2.0)%
Domestic production activities deductions	—%	(2.7)%
Federal and state tax credits	(1.6)%	(1.4)%
State income taxes	2.3%	1.7%
Uncertain tax positions	1.5%	2.4%
Nondeductible and other expenses	0.7%	0.7%
Effective federal and state income tax rate	24.9%	33.7%

The Company’s effective tax rate was approximately 24.9% for the three months ended March 31, 2018 reflecting the reduction of the statutory federal corporate income tax rate to 21% resulting from the Tax Act, the repeal of the domestic production activities deduction resulting from Tax Act and a tax deficit related to lower tax deductions for the vesting of restricted stock awards.
The Company’s effective tax rate was approximately 33.7% for the three months ended March 31, 2017. The Company’s effective tax rate was lower than the federal rate due to favorable benefits related to the domestic production activities deduction, which the Company began recognizing in the third quarter of 2016, and favorable benefits related to excess tax deductions for the vesting of restricted stock awards.
The Company’s liability for unrecognized income tax benefits included in other long-term liabilities in the unaudited consolidated balance sheet at March 31, 2018 and the consolidated balance sheet at December 31, 2017 was approximately $8.4 million and $8.0 million, respectively. The increase in the amount of the liability for unrecognized income tax benefits in 2018 was mainly due to state apportionment reserves for the three-month period ended March 31, 2018.

7.  STOCK BASED COMPENSATION

During the three-month period ended March 31, 2018, the Compensation Committee of the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 329,601 shares with a grant-date fair value totaling approximately $4.6 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company records forfeitures when they occur.

During the three-month period ended March 31, 2018, the Compensation Committee of the Board of Directors of the Company granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 177,730 shares with a grant-date fair value totaling approximately $2.4 million. This represents the maximum number of shares the executive officers can earn at the end of a three-year performance period ending December 31, 2020. The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

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

At December 31, 2017, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 23, 2015 ended. Based on the Company’s actual financial results from 2015 through 2017, no shares or dividend equivalent shares were earned. The 91,820 shares subject to the awards were forfeited in the first quarter of 2018.

Stock-based compensation cost for performance-based restricted stock awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, and is recognized as expense over the performance period based upon the probable number of shares expected to vest.

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three months ended March 31,
	2018	2017
Cost of portal revenues, exclusive of depreciation & amortization	$443	$312
Cost of software & services revenues, exclusive of depreciation & amortization	39	17
Selling & administrative	1,029	1,145
Stock-based compensation expense before income taxes	$1,511	$1,474

8.  REPORTABLE SEGMENT AND RELATED INFORMATION

The Outsourced Portals segment is the Company’s only reportable segment and generally includes the Company’s subsidiaries operating outsourced state and local government portals under state enterprise contracts. The Other Software & Services category primarily includes the Company’s subsidiaries that provide software development and digital government services to federal agencies as well as other state and local governments. Each of the Company’s businesses within the Other Software & Services category is an operating segment and has been grouped together to form the Other Software & Services category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all operating segments.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three-month periods ended March 31, (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2018
Revenues	$80,791	$5,934	$—	$86,725
Costs & expenses	48,642	2,228	13,150	64,020
Depreciation & amortization	877	27	1,161	2,065
Operating income (loss) before income taxes	$31,272	$3,679	$(14,311)	$20,640

2017
Revenues	$77,198	$5,979	$—	$83,177
Costs & expenses	47,032	1,763	11,660	60,455
Depreciation & amortization	686	23	904	1,613
Operating income (loss) before income taxes	$29,480	$4,193	$(12,564)	$21,109

For each of the three-month periods ended March 31, 2018 and March 31, 2017, the Company’s Texas portal contract accounted for approximately 20% of the Company’s total consolidated revenues. No other state portal contract accounted for more than 10% of the Company’s total consolidated revenues.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (referred to herein as “the Company”, “NIC”, “we”, “our” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding expected severance-related and transition costs, statements regarding the planned implementation of new portal contracts and new projects under existing portal contracts, the expected length of contract terms, statements relating to the our business plans, objectives and expected operating results, statements relating to our expected effective tax rate and the potential effect of tax law changes, statements relating to possible future dividends and share repurchases, statements relating to the Texas procurement process, statements regarding the expected effects of changes in accounting standards, statements of assumptions underlying such statements, and statements of our intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2018.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, our success in renewing existing contracts and in signing contracts with new states and with federal and state government agencies; our ability to successfully increase the adoption and use of digital government services; the possibility of security breaches or disruptions through cyber-attacks or other events and any resulting liability; our ability to implement new contracts and any related technology enhancements in a timely and cost-effective manner; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; continued favorable government legislation; acceptance of digital government services by businesses and citizens;our ability to identify and acquire suitable acquisition candidates and to successfully integrate any acquired businesses; risks related to the outcome of the Texas procurement process; competition; general economic conditions; and the other factors discussed under “RISK FACTORS” in Part I, Item 1A and “Cautions About Forward Looking Statements" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of NIC’s 2017 Annual Report on Form 10-K filed on February 22, 2018 with the SEC. Investors should read all of these discussions of risks carefully.

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

In our primary outsourced portal businesses, we generally enter into contracts primarily with state and local governments to design, build, and operate digital government services on an enterprise-wide basis on their behalf. We typically enter into multi-year contracts and manage operations for each government partner through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our portals consist of websites and applications that we build, which allow businesses and citizens to access government information through multiple online channels, including mobile, and complete secure transactions. These transactions include applying for a permit, retrieving government records, or filing a government-mandated form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments. We do this by marketing digital government services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the government portals. Our unique business model allows us to generate revenues by sharing in the fees collected from digital government transactions. Our partners benefit because they reduce their financial and technological risks, increase their operational efficiencies, and gain a centralized, customer-focused presence on the internet, while businesses and citizens gain a faster, more convenient, and more cost-effective means to interact with governments.

On behalf of our government partners, we enter into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services we provide and the division of revenues between us and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We typically own all the intellectual property related to the applications developed under these contracts. After completion of a defined contract term or upon termination for cause, the government partner typically receives a perpetual, royalty-free license to use the applications and digital government services we built only in its own state. However, certain enterprise applications, proprietary customer management, billing, payment processing and other software applications that we have developed and standardized centrally are provided to our government partners on a SaaS basis, and thus would not be included in any royalty-free license. If our contract expires after a defined term or if our contract is terminated by our government partner for cause, the government agency would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. We also provide certain payment processing services on a SaaS basis to a few private sector entities and to state and local agencies in states where we do not maintain an enterprise-wide outsourced portal contract, and may continue to market these services to other entities in the future. Historically, revenues from these services have not been significant, but have grown in recent years. In some cases, we enter into contracts to provide consulting, software development and portal management services to governments in exchange for an agreed-upon fee.

For information on our key contracts, refer to Note 3, Outsourced Government Contracts, in Part I, Item 1 of this Form 10-Q. The loss of a contract due to the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability. In addition, any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of our contracts.

As previously disclosed, Texas NICUSA was selected to provide payment processing services set forth in the Texas RFO, but was not selected to provide the portal operations, maintenance and development services set forth in the Texas RFO. The current agreement between the state of Texas and Texas NICUSA expires on August 31, 2018, and the new payment processing services contract commences on September 1, 2018. On April 16, 2018, Texas NICUSA submitted a protest with the Texas Department of Information Resources (the "DIR") of the DIR's decision to award the contract relating to the portal operations, maintenance and development services to another vendor. In the protest, Texas NICUSA cited flaws in the procurement process and award decision. There can be no assurance that the protest submitted by Texas NICUSA will be successful, or that Texas NICUSA will ultimately be awarded a contract relating to portal operations, maintenance and development services if the protest is upheld. The Texas portal accounted for approximately 20% of our total consolidated revenues for the three months ended March 31, 2018.

The contract under which our subsidiary, NICUSA Inc. (“NICUSA”), managed digital government services for the state of Tennessee expired on March 31, 2017. For the three-month period ended March 31, 2017, revenues from the Tennessee portal contract were approximately $1.8 million.

OVERVIEW OF BUSINESS MODELS

We classify our revenues and cost of revenues into two categories: (1) outsourced portal and (2) software & services. The outsourced portal category includes revenues and cost of revenues primarily from our subsidiaries operating state and local government portals on an outsourced basis under state enterprise contracts. The software & services category primarily includes revenues and cost of revenues from our subsidiaries that provide software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation and benefits (including stock-based compensation), fees required to process credit/debit card and automated clearinghouse transactions, subcontractor labor costs, communications, provision for losses on accounts receivable, and all other costs associated with the provision of dedicated client service such as dedicated facilities.  Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative expenses consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all non-customer service related costs from the Company’s software & services businesses, including compensation and benefits, information systems and office rent. Selling & administrative expenses also consist of management incentive compensation, including stock-based compensation, and corporate-level expenses for market development and public relations.

We currently earn revenues from three main sources: transaction-based fees, portal software development and services and portal management. Each of these revenue types are further described below.

•	Transaction-based:

▪
IGS: our portal business earns transaction-based fees from interactive government services, referred to as IGS, from sources other than digital access to motor vehicle driver history records, for transactions conducted by business users and consumer users through our portals and which are generally recurring. For a representative listing of the IGS applications we currently offer through our portals, refer to Part I, Item 1 in our 2017 Annual Report on Form 10-K, filed with the SEC on February 22, 2018.

▪
DHR: our portal business earns transaction-based fees from driver history records, referred to as DHR, for providing digital access to motor vehicle driver history records from our state portals to data resellers, insurance companies, and other pre-authorized customers on behalf of our state partners, and which are generally recurring.

▪
Other: our software & services business earns a significant portion of its revenues from transaction-based fee contracts, most notably is NIC Federal's contract with the FMCSA to develop and manage the PSP for motor carriers nationwide.

•
Portal software development and services: these are revenues from the performance of software development projects and other time and materials services for our government partners. While we actively market these services, they do not have the same degree of predictability as our transaction-based or portal management revenues and are not generally recurring. As a result, these revenues are excluded from our recurring portal revenue percentage.

•	Portal management: these are revenues from the performance of fixed fee portal management services for our current government partner in the state of Indiana which are generally recurring.

CRITICAL ACCOUNTING POLICIES

We have updated our revenue recognition policies in conjunction with the adoption of ASC 606 as further described in Note 2 in the Notes to the Unaudited Financial Statements in Part I, Item 1 of this Form 10-Q. There have been no other material changes in our critical accounting policies from the information provided under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018.

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three-month periods ended March 31, 2018 and 2017. This discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Form 10-Q.

Our Tennessee portal contract expired on March 31, 2017. As a result, the operating results for our Tennessee portal have been removed from the same state category for the three-month period ended March 31, 2018.

	Three Months Ended March 31,
Key Financial Metrics	2018	2017
Revenue growth - outsourced portals	5%	5%
Same state revenue growth - outsourced portals	7%	5%
Recurring portal revenue as a % of total portal revenues	97%	98%
Gross profit % - outsourced portals	40%	39%
Revenue growth - software & services	(1)%	15%
Gross profit % - software & services	62%	71%
Selling & administrative expenses as a % of total revenues	15%	14%
Operating income margin % (operating income as a % of total revenues)	24%	25%

PORTAL REVENUES. In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three Months Ended March 31,
Portal Revenue Analysis	2018	2017	% Change
IGS transaction-based	$50,267	$45,925	9%
DHR transaction-based	27,239	28,169	(3)%
Portal software development and services	2,047	1,829	12%
Portal management	1,238	1,275	(3)%
Total	$80,791	$77,198	5%

Portal revenues in the current quarter increased 5%, or approximately $3.6 million, over the prior year quarter mainly due to a 7%, or approximately $5.5 million, increase in same state portal revenues (portals in operation and generating comparable revenues for two full periods), partially offset by a decline in revenue from our legacy Tennessee portal of $1.8 million due to the contract expiration on March 31, 2017.

Same state portal revenues grew 7% in the current quarter compared to 5% in the prior year quarter. The increase in same state portal revenues in the current quarter was primarily attributable to higher revenues from our Texas, Colorado and Kansas portals, among others. Same state IGS revenues grew 10% in the both the current and prior year quarters. The growth in the current quarter was driven by several key services, including motor vehicle registrations in Texas and motor vehicle and business registration filings in Colorado. Same state DHR revenues grew 1% in both the current year and prior year quarters. Same state portal software development and services revenues increased 27% in the current quarter, due to higher project-based revenues mainly from our Indiana portal, among others.

COST OF PORTAL REVENUES.  In the analysis below, we have categorized our cost of portal revenues between fixed and variable costs (in thousands), with the corresponding percentage increase from the prior year period. Fixed costs include costs such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, communication costs, provision for losses on accounts receivable, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Variable costs consist of costs that vary with our level of portal revenues and primarily include interchange fees required to process credit/debit card and automated clearinghouse transactions and, to a lesser extent, costs associated with revenue share arrangements with our state partners.

	Three Months Ended March 31,
Cost of Portal Revenue Analysis	2018	2017	% Change
Fixed costs	$28,128	$27,880	1%
Variable costs	20,514	19,152	7%
Total	$48,642	$47,032	3%

Cost of portal revenues in the current quarter increased 3%, or approximately $1.6 million, over the prior year period due mainly to an increase in same state cost of portal revenues.  The increase in same state cost of portal revenues in the current quarter was primarily attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above. A significant percentage of our IGS transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a portion of the credit/debit card transaction amount, but also must pay an associated interchange fee to the bank that processes the credit/debit card transaction. We earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services as they contribute favorably to our operating income.  The increase in same state cost of portal revenues in the current quarter was partially offset by lower costs from the legacy Tennessee portal ($0.8 million).

Our portal gross profit percentage was 40% in the current quarter, up from 39% in the prior year quarter. The increase in portal gross profit percentage was mostly driven by higher revenues. We carefully monitor our portal gross profit percentage to strike a balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our portal operations (which, we believe, also benefits our stockholders).

SOFTWARE & SERVICES REVENUES. In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three Months Ended March 31,
Software & Services Revenue Analysis	2018	2017	% Change
NIC Federal	$4,096	$3,924	4%
Other	1,838	2,055	(11)%
Total	$5,934	$5,979	(1)%

Software & services revenues in the current quarter were down 1% as a slight increase in the revenues of our NIC Federal Business, driven mainly by our contract with the FMCSA to develop and manage the PSP, was offset by an 11% decrease in our other software and services revenue, driven mainly by the loss of payment processing revenues from the City of Portland for parking meters subsequent to the first quarter of 2017.

COST OF SOFTWARE & SERVICES REVENUES. Cost of software & services revenues in the current quarter increased 26%, or approximately $0.5 million, over the prior year quarter, due mainly to higher employee compensation and benefit costs in our NIC Federal business. This contributed to the decline in our software and services gross profit percentage to 62% in the current quarter, from 71% in the prior year quarter.

SELLING & ADMINISTRATIVE. As a percentage of total consolidated revenues, selling & administrative expenses were 15% in the current quarter compared to 14% in the prior year quarter. Selling & administrative expenses in the current quarter increased 13%, or approximately $1.5 million, over the prior year quarter mainly due to higher costs to support and enhance company-wide information technology, security and portal operations, including the continued development of the Company's citizen-centric Gov2Go® enterprise platform and enterprise microservices platform.

INCOME TAXES. Our effective tax rate was approximately 24.9% for the current quarter compared to 33.7% in the prior year quarter. The lower effective tax rate in the current quarter was driven mainly by a decrease in the statutory federal corporate income tax rate from 35% to 21% resulting from Tax Cut and Jobs Act (the "Tax Act"), which was signed into law on December 22, 2017. The reduction in the statutory federal corporate income tax rate was partially offset by the elimination of certain deductions resulting from the Tax Act (most notably the domestic production activities deduction) and a tax deficit from restricted stock awards in the current quarter. Please refer to Note 6, Income Taxes, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $9.2 million in the first quarter of 2018 compared to $4.9 million in the first quarter of 2017. The increase was mainly the result of the timing of collections for accounts receivable, partially offset by the timing of payments to our government partners and to an increase in net income, primarily as a result of the change in our income tax rate.

Investing Activities

Net cash used in investing activities was $2.5 million in the first quarter of 2018 compared to $1.8 million in the first quarter of 2017. The increase in the current year quarter was primarily due to a $0.8 million increase in capitalized software development costs to support on-going initiatives for our citizen-centric Gov2Go® enterprise platform, enterprise microservices platform and enterprise licensing and permitting platform.

Financing Activities

Net cash used in financing activities was $5.1 million in the first quarter of 2018 compared to $6.6 million in the first quarter of 2017. The decrease in the current year quarter was primarily due to a $1.4 million decrease in tax withholdings related to the vesting of stock-based compensation awards.

Liquidity

We recognize revenues primarily from providing outsourced digital government services at the contractual net fee earned by the Company for each transaction. In these arrangements, the Company is acting as an agent and the gross transaction fees collected by us from consumers on behalf of our government partners are not recognized as revenue but are accrued as accounts payable when the services are provided at the time of the transactions. We must remit a certain amount or percentage of these fees to government agencies regardless of whether we ultimately collect the fees from the consumer. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. We typically collect a majority of our accounts receivable prior to remitting amounts payable to our government partners.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $171.2 million at March 31, 2018, from $158.5 million at December 31, 2017. The increase in our working capital was primarily due to cash generated from operations in the period. Our current ratio, defined as current assets divided by current liabilities, was 2.8 and 2.3 at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018, our cash balance was $162.4 million compared to $160.8 million at December 31, 2017. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and dividend payments (if any) for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.1 million in available capacity to issue additional letters of credit and $9.1 million of unused borrowing capacity at March 31, 2018 under the Credit Agreement. We were in compliance with all of our covenants under the Credit Agreement at March 31, 2018.

We have issued letters of credit as collateral for office leases, and to a much lesser extent, as collateral for performance on our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. We had unused outstanding letters of credit totaling approximately $0.9 million at March 31, 2018, consisting of one letter of credit issued as collateral for an office lease and one letter of credit issued as collateral for performance on one of our outsourced government portal contracts. We are not currently required to cash collateralize these letters of credit.  Our Credit Agreement matures on May 1, 2019.

At March 31, 2018, we were bound by performance bond commitments totaling approximately $5.8 million on certain outsourced government portal contracts.

We currently expect our capital expenditures to range from approximately $6.0 million to $7.0 million in fiscal 2018, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our outsourced portal businesses including equipment upgrades and enhancements, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment. We currently expect our capitalized internal-use software development costs to range from approximately $3.0 million to $4.0 million. This estimate includes costs related to the enhancement of centralized customer management, billing and payment processing systems that support our business operations and accounting systems in addition to our citizen-centric Gov2Go enterprise platform, enterprise microservices platform and enterprise licensing and permitting platform.

Dividends

We paid dividends of $0.08 per common share for the three months ended March 31, 2018 and 2017. The total cash dividends paid in the three months ended March 31, 2018 and 2017 was $5.4 million and $5.3 million, respectively.

On April 30, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of June 5, 2018. The dividend, which is expected to total approximately $5.4 million, will be paid on June 19, 2018, out of the Company’s available cash.

Share Buyback Program

In March 2018, we announced that our Board of Directors had authorized a stock buyback program allowing the Company to repurchase up to $25 million of our common stock. Share repurchases may be funded using our existing cash balance, future cash flows, or available line of credit. The number of shares purchased under the program and the timing of any purchases would be based on many factors, including the level our available cash, general business conditions, and pricing. The stock buyback program does not obligate us to acquire a specific number of shares and may be suspended, modified, or terminated at any time. Repurchases under the program may take place in the open market or in privately negotiated transactions, and may be made under a Rule 10b5-1 plan. No purchases have been made under this program.

Future Financing

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

Off-Balance Sheet Arrangements and Contractual Obligations

We had unused outstanding letters of credit totaling approximately $0.9 million at March 31, 2018.

As of March 31, 2018, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $8.4 million at March 31, 2018. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising from the operation of our business that is considered routine and incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business, results of operations, financial condition or cash flow.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the first quarter of 2018, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 15, 2018	2,894	$17.45	N/A	N/A
January 16, 2018	273	17.45	N/A	N/A
January 18, 2018	1,011	16.80	N/A	N/A
January 20, 2018	3,020	17.00	N/A	N/A
January 30, 2018	1,025	16.85	N/A	N/A
February 22, 2018	61,512	13.70	N/A	N/A
February 23, 2018	26,902	13.75	N/A	N/A
February 24, 2018	24,767	13.75	N/A	N/A
March 8 - 31, 2018	—	—	—	$25,000,000
Total	121,404	14.02

(1) In March 2018, we announced that our Board of Directors had authorized a stock buyback program allowing the Company to repurchase up to $25 million of our common stock. Share repurchases may be made in the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements, and may be made under a Rule 10b5-1 plan. No purchases have been made under this program.

ITEM 5.  OTHER INFORMATION

We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 5.07, “Submission of Matters to a Vote of Security Holders.”

At the 2018 Annual Meeting of Stockholders of the Company held on May 1, 2018, stockholders of the Company voted on three proposals and cast their votes as described below.  The proposals are described in the Company’s definitive proxy statement filed with the SEC on March 16, 2018.

Proposal 1

The following directors were elected to serve until the 2019 Annual Meeting of Stockholders and until their successors are elected and qualified, as set forth below:

Name	For	Withheld	Broker Non-Votes
Harry H. Herington	54,491,710	220,718	7,897,250
Art N. Burtscher	54,262,794	449,634	7,897,250
Venmal (Raji) Arasu	53,823,719	888,709	7,897,250
Karen S. Evans	53,704,910	1,007,518	7,897,250
Ross C. Hartley	54,423,047	289,381	7,897,250
C. Brad Henry	53,822,218	890,210	7,897,250
Alexander C. Kemper	54,241,924	470,504	7,897,250
William M. Lyons	53,139,179	1,573,249	7,897,250
Pete Wilson	53,612,201	1,100,227	7,897,250

Proposal 2

Company stockholders approved, on an advisory basis, the compensation of the Company’s named executive officers as set forth in the Company’s proxy statement for the 2018 Annual Meeting of Stockholders, as set forth below:

For	Against	Abstentions	Broker Non-Votes
52,828,600	1,824,669	59,159	7,897,250

Proposal 3

Company stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2018, as set forth below:

For	Against	Abstentions	Broker Non-Votes
62,213,390	353,140	43,148	—

ITEM 6.  EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets at March 31, 2018 (unaudited) and December 31, 2017, (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited) for the three months ended March 31, 2018, (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017, and (v) the Notes to the Unaudited Consolidated Financial Statements (submitted electronically herewith).

* Filed herewith.

** Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated:	May 1, 2018	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer