Form 10-Q
period 2018-06-30
NIC INC
filed 2018-08-01
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

On July 19, 2018, the registrant had 66,559,859 shares of common stock outstanding.

NIC INC.
Form 10-Q for the Quarter Ended June 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$172,725	$160,777
Trade accounts receivable, net	92,757	103,938
Prepaid expenses & other current assets	13,013	12,843
Total current assets	278,495	277,558
Property and equipment, net	9,930	10,306
Intangible assets, net	7,460	5,214
Deferred income taxes, net	53	667
Other assets	1,880	1,986
Total assets	$297,818	$295,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,460	$88,920
Accrued expenses	22,274	26,501
Other current liabilities	3,412	3,673
Total current liabilities	95,146	119,094

Other long-term liabilities	9,153	8,395
Total liabilities	104,299	127,489

Commitments and contingencies (Notes 2 and 3)	—	—

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized, 66,556 and 66,271 shares issued and outstanding	7	7
Additional paid-in capital	114,507	111,275
Retained earnings	79,005	56,960
Total stockholders' equity	193,519	168,242
Total liabilities and stockholders' equity	$297,818	$295,731

See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amount

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Revenues:
Portal revenues	$86,555	$79,374	$167,346	$156,572
Software & services revenues	5,943	5,952	11,877	11,931
Total revenues	92,498	85,326	179,223	168,503
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	51,711	49,009	100,353	96,041
Cost of software & services revenues, exclusive of depreciation & amortization	2,235	1,779	4,463	3,542
Selling & administrative	14,003	13,131	27,153	24,791
Depreciation & amortization	2,145	1,688	4,210	3,301
Total operating expenses	70,094	65,607	136,179	127,675
Operating income	22,404	19,719	43,044	40,828
Other income:
Interest income	57	—	58	—
Income before income taxes	22,461	19,719	43,102	40,828
Income tax provision	5,450	6,950	10,582	14,074
Net income	$17,011	$12,769	$32,520	$26,754

Basic net income per share	$0.25	$0.19	$0.48	$0.40
Diluted net income per share	$0.25	$0.19	$0.48	$0.40

Weighted average shares outstanding:
Basic	66,541	66,248	66,432	66,147
Diluted	66,561	66,248	66,447	66,147

See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2018	66,271	$7	$111,275	$56,960	$168,242
Net cumulative effect of adoption of accounting standard	—	—	—	208	208
Net income	—	—	—	32,520	32,520
Restricted stock vestings	246	—	—	—	—
Dividends declared	—	—	—	(10,755)	(10,755)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	68	(68)	—
Dividend equivalents cancelled upon forfeiture of performance-based restricted stock awards	—	—	(140)	140	—
Shares surrendered and cancelled upon vesting of restricted stock to satisfy tax withholdings	(83)	—	(1,165)	—	(1,165)
Stock-based compensation	—	—	3,087	—	3,087
Issuance of common stock under employee stock purchase plan	122	—	1,382	—	1,382
Balance, June 30, 2018	66,556	$7	$114,507	$79,005	$193,519

See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$32,520	$26,754
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	343	379
Depreciation & amortization	4,210	3,301
Stock-based compensation expense	3,087	3,178
Deferred income taxes	614	796
Loss on disposal of property and equipment	—	39
Changes in operating assets and liabilities:
Decrease in trade accounts receivable, net	10,838	2,994
(Increase) decrease in prepaid expenses & other current assets	(170)	2,651
Decrease (increase) in other assets	262	(1,507)
(Decrease) in accounts payable	(19,460)	(14,535)
(Decrease) in accrued expenses	(4,393)	(1,271)
(Decrease) increase in other current liabilities	(209)	644
Increase in other long-term liabilities	758	1,010
Net cash provided by operating activities	28,400	24,433

Cash flows from investing activities:
Purchases of property and equipment	(2,411)	(2,395)
Proceeds from sale of property and equipment	—	7
Capitalized software development costs	(3,503)	(1,692)
Net cash used in investing activities	(5,914)	(4,080)

Cash flows from financing activities:
Cash dividends on common stock	(10,755)	(10,692)
Proceeds from employee common stock purchases	1,382	1,330
Tax withholdings related to stock-based compensation awards	(1,165)	(2,614)
Net cash used in financing activities	(10,538)	(11,976)

Net increase in cash	11,948	8,377
Cash, beginning of period	160,777	127,009
Cash, end of period	$172,725	$135,386

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$166	$83
Cash payments:
Income taxes paid, net	$8,883	$12,405
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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

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

On January 1, 2018, the Company adopted ASC 606, and all the related amendments, using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 represents a change in accounting principle for portal software development and services contracts that will more closely align revenue recognition with the delivery of Company’s services, which under certain contracts will result in the recognition of revenue over time as opposed to at a point in time. Upon adoption, there was not a significant cumulative adjustment to retained earnings on the Company’s balance sheet for this change in accounting principle. Under the modified retrospective method, the comparative information was not restated and continues to be reported under the accounting standards in effect for those periods. The impact to revenues for the three and six months ended June 30, 2018 was not significant as a result of applying ASC 606.

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

Revenue recognition

The Company accounts for revenue in accordance with ASC 606, which the Company adopted on January 1, 2018. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales and usage-based taxes, if applicable, are excluded from revenues.

Disaggregation of Revenue

The Company currently earns revenues from three main sources: (i) transaction-based fees, which consist of interactive government services (“IGS”), driver history records (“DHR”) and other transaction based revenues, (ii) portal software development & services and (iii) fixed fees for portal management services. The following table summarizes, by reportable and operating segment, our principal activities from which the Company generates revenue (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Outsourced Portals	Other Software & Services	Consolidated Total	Outsourced Portals	Other Software & Services	Consolidated Total
IGS	$55,111	$—	$55,111	105,379	—	$105,379
DHR	26,645	—	26,645	53,883	—	53,883
Other	—	5,943	5,943	—	11,877	11,877
Total transaction-based	81,756	5,943	87,699	159,262	11,877	171,139
Portal software development & services	3,562	—	3,562	5,609	—	5,609
Portal management	1,237	—	1,237	2,475	—	2,475
Total revenues	$86,555	$5,943	$92,498	$167,346	$11,877	$179,223

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Outsourced Portals	Other Software & Services	Consolidated Total	Outsourced Portals	Other Software & Services	Consolidated Total
IGS	$50,217	$—	$50,217	$96,142	$—	$96,142
DHR	25,689	—	25,689	53,858	—	53,858
Other	—	5,952	5,952	—	11,931	11,931
Total transaction-based	75,906	5,952	81,858	150,000	11,931	161,931
Portal software development & services	2,193	—	2,193	4,022	—	4,022
Portal management	1,275	—	1,275	2,550	—	2,550
Total revenues	$79,374	$5,952	$85,326	$156,572	$11,931	$168,503

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

In most of its transaction-based revenue arrangements, the Company acts as an agent and recognizes revenue on a net basis. The gross transaction fees collected by the Company from consumers on behalf of its government partners are not recognized as revenue but are accrued as accounts payable when the services are provided at the time of the transactions. The Company must remit a certain amount or a percentage of these fees to government agencies regardless of whether the Company ultimately collects the fees from the consumer. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates.

Under certain contracts, the Company’s government partners may receive consideration for a portion of the gross transaction fees. In circumstances where the Company receives a discernible benefit in the arrangement, the consideration paid to the government partner is recorded on a gross basis within costs of revenues. Otherwise, the consideration paid to the government partner is accounted for on a net basis as a reduction in the transaction-based fee recorded within net revenue.

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

Under its portal software development and services contracts, the Company typically does not have significant future performance obligations that extend beyond one year. As of June 30, 2018, the total transaction price allocated to unsatisfied performance obligations was approximately $4.6 million.

Portal management revenues

Portal management revenues primarily consist of revenues from providing recurring fixed fee portal management services for the Company’s government partner in Indiana. This contract has a single performance obligation to provide a broad scope of services to manage the digital government services for the state of Indiana. The Company satisfies its performance obligation by providing services to the state over time. The contract can be terminated without a penalty by the state with a 30-day notice, and accordingly, the period over which the Company performs services is commensurate with a month to month contract. Consideration consists of a fixed-monthly fee that is recognized monthly as the performance obligation is satisfied.

As of June 30, 2018, the Company’s Indiana portal management contract had unsatisfied performance obligations for one month. The total transaction price allocated to the unsatisfied performance obligation is not significant.

Unearned Revenues

The Company records unearned revenues when cash payments are received or due in advance of the Company’s satisfaction of the performance obligation(s). At each balance sheet date, the Company determines the portion of unearned revenues that will be earned within one year and records that amount in other current liabilities in the consolidated balance sheets. The remainder, if any, is recorded in other long-term liabilities. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. Unearned revenues at June 30, 2018 and December 31, 2017 were approximately $1.5 million and $1.4 million, respectively. The change in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $2.4 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 16 contracts under which the Company provides enterprise-wide digital government services, as well as the Company’s contract with the Federal Motor Carrier Safety Administration (“FMCSA”), can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 64% and 63% of the Company’s total consolidated revenues for the three and six months ended June 30, 2018, respectively. If any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee to continue to use the Company’s applications in its portal.

Under a typical state master contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At June 30, 2018, the Company was bound by performance bond commitments totaling approximately $5.8 million on certain outsourced portal contracts.

The following is a summary of the government contracts through which the Company currently generates significant revenue and has the ability to provide enterprise-wide outsourced digital government services to multiple government agencies:

NIC Enterprise Contract	State	Year Services Commenced	Contract Expiration Date	Renewal Options Through
NICUSA, IL Division	Illinois	2017	6/29/2023	6/29/2027
Louisiana Interactive, LLC	Louisiana	2015	1/28/2020
Connecticut Interactive, LLC	Connecticut	2014	1/9/2020
Wisconsin Interactive Network, LLC	Wisconsin	2013	5/12/2021	5/13/2023
Pennsylvania Interactive, LLC	Pennsylvania	2012	11/30/2019	11/30/2022
NICUSA, OR Division	Oregon	2011	11/22/2021
NICUSA, MD Division	Maryland	2011	8/10/2019
Mississippi Interactive, LLC	Mississippi	2011	12/31/2019	12/31/2021
NICUSA, NJ Division	New Jersey	2009	4/30/2020	4/30/2022
Texas NICUSA, LLC	Texas	2009	8/31/2018
West Virginia Interactive, LLC	West Virginia	2007	6/30/2021	6/30/2024
Vermont Information Consortium, LLC	Vermont	2006	6/8/2019
Colorado Interactive, LLC	Colorado	2005	4/30/2019	4/30/2023
South Carolina Interactive, LLC	South Carolina	2005	7/15/2019	7/15/2021
Kentucky Interactive, LLC	Kentucky	2003	8/31/2020
Alabama Interactive, LLC	Alabama	2002	3/19/2020	3/19/2022
Rhode Island Interactive, LLC	Rhode Island	2001	7/1/2019
Oklahoma Interactive, LLC	Oklahoma	2001	3/31/2019	3/31/2020
Montana Interactive, LLC	Montana	2001	12/31/2019	12/31/2020
Hawaii Information Consortium, LLC	Hawaii	2000	1/3/2020
Idaho Information Consortium, LLC	Idaho	2000	6/30/2019
Utah Interactive, LLC	Utah	1999	6/5/2019
Maine Information Network, LLC	Maine	1999	12/31/2018
Arkansas Information Consortium, LLC	Arkansas	1997	6/30/2019
Indiana Interactive, LLC	Indiana	1995	10/24/2021
Nebraska Interactive, LLC	Nebraska	1995	3/31/2019	3/31/2021
Kansas Information Consortium, LLC	Kansas	1992	12/31/2022	12/31/2026

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

Expiring contracts

There are currently 8 contracts under which the Company provides state enterprise-wide outsourced digital government services that have expiration dates within the 12-month period following June 30, 2018. Collectively, revenues generated from these contracts represented approximately 41% and 42% of the Company’s total consolidated revenues for the three and six months ended June 30, 2018, respectively. Although certain of these contracts have renewal provisions, any renewal is at the option of the Company’s government partner. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

As previously disclosed, Texas NICUSA, LLC (“Texas NICUSA”) was selected to provide payment processing services set forth in the Texas.gov 3.0 Procurement RFO (the “Texas RFO”), but was not selected to provide the portal operations, maintenance and development services set forth in the Texas RFO. The current agreement between the state of Texas and Texas NICUSA expires on August 31, 2018 and the new payment processing services contract commences on September 1, 2018. On April 16, 2018, Texas NICUSA submitted a protest with the Texas Department of Information Resources (the "DIR") of the DIR's decision to award the contract relating to the portal operations, maintenance and development services to another vendor. In the protest, Texas NICUSA cited flaws in the procurement process and award decision. The protest was initially denied by the procurement department on May 10, 2018 and appealed by Texas NICUSA to DIR on May 24, 2018. There can be no assurance that the appeal submitted by Texas NICUSA will be successful, or that Texas NICUSA will ultimately be awarded a contract relating to portal operations, maintenance and development services if the appeal is upheld. The Texas portal accounted for approximately 20% of the Company's total consolidated revenues for the three and six months ended June 30, 2018 and 2017.

Should the Company no longer provide portal operations, maintenance and development services after final resolution of the protest and the completion of the current Texas enterprise contract on August 31, 2018, the Company expects to substantially reduce its workforce in Texas.  The Company will recognize employee termination expenses at the date the employee is notified, unless the employee is required to provide future service, in which case the benefits will be expensed ratably over the future service period. Total one-time severance-related and transition costs, which will be recognized in cost of portal revenues in the unaudited consolidated statement of income in the outsourced portal segment, are currently anticipated to approximate $1.0 million. The Company incurred $0.6 million in one-time severance-related and transition costs during the three months ended June 30, 2018. The Company expects the remainder to be incurred and paid out during the third quarter of 2018.

The contract under which the Company’s subsidiary, NICUSA Inc. (“NICUSA”), managed digital government services for the state of Tennessee expired on March 31, 2017. For the six months ended June 30, 2017 revenues from the Tennessee portal contract were approximately $1.8 million.

4.  EARNINGS PER SHARE

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled 0.6 million for three and six months ended June 30, 2017 and 0.7 million for the three and six months ended June 30, 2018. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$17,011	$12,769	$32,520	$26,754
Less: Income allocated to participating securities	(187)	(117)	(355)	(245)
Net income available to common stockholders	$16,824	$12,652	$32,165	$26,509
Denominator:
Weighted average shares - basic	66,541	66,248	66,432	66,147
Performance-based restricted stock awards	20	—	15	—
Weighted average shares - diluted	66,561	66,248	66,447	66,147

Basic net income per share:
Net income	$0.25	$0.19	$0.48	$0.40

Diluted net income per share:
Net income	$0.25	$0.19	$0.48	$0.40

5.  STOCKHOLDERS’ EQUITY

The Company's Board of Directors declared and paid the following dividends (payment in millions) during the periods presented:

Declaration Date	Dividend per Share	Record Date	Payment Date	Payment
May 1, 2018	$0.08	June 5, 2018	June 19, 2018	$5.4
January 29, 2018	$0.08	March 6, 2018	March 20, 2018	$5.4
May 2, 2017	$0.08	June 6, 2017	June 20, 2017	$5.4
January 30, 2017	$0.08	March 7, 2017	March 21, 2017	$5.3

On July 30, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of September 5, 2018. The dividend, which is expected to total approximately $5.4 million, will be paid on September 19, 2018, out of the Company’s available cash.

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

The following table reconciles the statutory federal tax rate and the Company's effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%
Tax deficit (benefit) from restricted stock vestings	0.2%	(0.3)%	0.6%	(1.2)%
Domestic production activities deductions	—%	(2.8)%	—%	(2.7)%
Federal and state tax credits	(1.5)%	(1.3)%	(1.6)%	(1.3)%
State income taxes	2.3%	1.9%	2.3%	1.8%
Uncertain tax positions	1.6%	2.0%	1.6%	2.2%
Nondeductible and other expenses	0.7%	0.7%	0.7%	0.7%
Effective federal and state income tax rate	24.3%	35.2%	24.6%	34.5%

The Company’s effective tax rate was approximately 24.3% and 24.6% for the three and six months ended June 30, 2018, respectively, compared to 35.2% and 34.5% for the three and six months ended June 30, 2017, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2018 reflects the reduction of the statutory federal corporate income tax rate to 21% resulting from the Tax Act, the repeal of the domestic production activities deduction resulting from Tax Act and a tax deficit related to lower tax deductions for the vesting of restricted stock awards. The Company’s effective tax rate for the three and six months ended June 30, 2017 was not significantly different than the federal rate of 35%.

7.  STOCK BASED COMPENSATION

During the first half of 2018, the Compensation Committee of the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 336,891 shares with a grant-date fair value totaling approximately $4.7 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, during the first half of 2018, non-employee directors of the Company were granted service-based restricted stock awards totaling 54,584 shares with a grant-date fair value of approximately $0.8 million. Such restricted stock awards vest one year from the date of grant. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company records forfeitures when they occur.

During the first half of 2018, the Compensation Committee of the Board of Directors of the Company granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 177,730 shares with a grant-date fair value totaling approximately $2.4 million. This represents the maximum number of shares the executive officers can earn at the end of a three-year performance period ending December 31, 2020. The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of portal revenues, exclusive of depreciation & amortization	$359	$345	$802	$657
Cost of software & services revenues, exclusive of depreciation & amortization	36	27	76	44
Selling & administrative	1,177	1,332	2,209	2,477
Stock-based compensation expense	$1,572	$1,704	$3,087	$3,178

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three months ended June 30, (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2018
Revenues	$86,555	$5,943	$—	$92,498
Costs & expenses	51,711	2,235	14,003	67,949
Depreciation & amortization	930	28	1,187	2,145
Operating income (loss) before income taxes	$33,914	$3,680	$(15,190)	$22,404

2017
Revenues	$79,374	$5,952	$—	$85,326
Costs & expenses	49,009	1,779	13,131	63,919
Depreciation & amortization	668	23	997	1,688
Operating income (loss) before income taxes	$29,697	$4,150	$(14,128)	$19,719

The table below reflects summarized financial information for the Company’s reportable and operating segments for the six months ended June 30, (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2018
Revenues	$167,346	$11,877	$—	$179,223
Costs & expenses	100,353	4,463	27,153	131,969
Depreciation & amortization	1,807	55	2,348	4,210
Operating income (loss) before income taxes	$65,186	$7,359	$(29,501)	$43,044

2017
Revenues	$156,572	$11,931	$—	$168,503
Costs & expenses	96,041	3,542	24,791	124,374
Depreciation & amortization	1,353	46	1,902	3,301
Operating income (loss) before income taxes	$59,178	$8,343	$(26,693)	$40,828

For each of the three and six months ended June 30, 2018 and June 30, 2017, the Company’s Texas portal contract accounted for approximately 20% of the Company’s total consolidated revenues. No other state portal contract accounted for more than 10% of the Company’s total consolidated revenues.

9. SUBSEQUENT EVENT
As previously announced, the Company signed and closed an Asset Purchase Agreement (“APA”) in July 2018 with a Maryland-based, privately held company, Leap Orbit LLC, to purchase a prescription drug monitoring program software technology platform, RxOrbit. The purchase price of the software technology platform and all ancillary and all associated incidental intangible assets consisted of an up-front payment of approximately $3.5 million and the potential of an additional approximately $3.5 million of future payments if certain conditions under the APA are met.

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

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, our success in renewing existing contracts and in signing contracts with new states and with federal and state government agencies; our ability to successfully increase the adoption and use of digital government services; the possibility of security breaches or disruptions through cyber-attacks or other events and any resulting liability; our ability to implement new contracts and any related technology enhancements in a timely and cost-effective manner; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; continued favorable government legislation; acceptance of digital government services by businesses and citizens; our ability to identify and acquire suitable acquisition candidates and to successfully integrate any acquired businesses; risks related to the outcome of the Texas procurement process; competition; general economic conditions; and the other factors discussed under “RISK FACTORS” in Part I, Item 1A and “Cautions About Forward Looking Statements" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of NIC’s 2017 Annual Report on Form 10-K filed on February 22, 2018 with the SEC. Investors should read all of these discussions of risks carefully.

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

As previously disclosed, Texas NICUSA was selected to provide payment processing services set forth in the Texas RFO, but was not selected to provide the portal operations, maintenance and development services set forth in the Texas RFO. The current agreement between the state of Texas and Texas NICUSA expires on August 31, 2018, and the new payment processing services contract commences on September 1, 2018. On April 16, 2018, Texas NICUSA submitted a protest with the Texas Department of Information Resources (the "DIR") of the DIR's decision to award the contract relating to the portal operations, maintenance and development services to another vendor. In the protest, Texas NICUSA cited flaws in the procurement process and award decision. The protest was initially denied by the procurement department on May 10, 2018 and appealed by Texas NICUSA to DIR on May 24, 2018. There can be no assurance that the appeal submitted by Texas NICUSA will be successful, or that Texas NICUSA will ultimately be awarded a contract relating to portal operations, maintenance and development services if the appeal is upheld. The Texas portal accounted for approximately 20% of our total consolidated revenues for the three and six months ended June 30, 2018 and 2017.

The contract under which our subsidiary, NICUSA Inc. (“NICUSA”), managed digital government services for the state of Tennessee expired on March 31, 2017. For the six-month period ended June 30, 2017, revenues from the Tennessee portal contract were approximately $1.8 million.

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

•	Portal management: these are revenues from the performance of fixed fee portal management services for our government partner in the state of Indiana which are generally recurring.

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

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three and six months ended June 30, 2018 and 2017. This discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Form 10-Q.

Our Tennessee portal contract expired on March 31, 2017. As a result, the operating results for our legacy Tennessee portal contract have been removed from the same state category for the three and six months ended June 30, 2018, as have the operating results for our current Illinois portal contract which both have not generated revenues for two full comparable periods.

	Three Months Ended June 30,		Six Months Ended June 30,
Key Financial Metrics	2018	2017	2018	2017
Revenue growth - outsourced portals	9%	5%	7%	5%
Same state revenue growth - outsourced portals	8%	7%	8%	6%
Recurring portal revenue as a % of total portal revenues	96%	97%	97%	97%
Gross profit % - outsourced portals	40%	38%	40%	39%
Revenue growth - software & services	—%	12%	—%	14%
Gross profit % - software & services	62%	70%	62%	70%
Selling & administrative expenses as a % of total revenues	15%	15%	15%	15%
Operating income margin % (operating income as a % of total revenues)	24%	23%	24%	24%

Portal Revenues

In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three Months Ended June 30,			Six Months Ended June 30,
Portal Revenue Analysis	2018	2017	% Change	2018	2017	% Change
IGS transaction-based	$55,111	$50,217	10%	$105,379	$96,142	10%
DHR transaction-based	26,645	25,689	4%	53,883	53,858	—%
Portal software development and services	3,562	2,193	62%	5,609	4,022	39%
Portal management	1,237	1,275	(3)%	2,475	2,550	(3)%
Total	$86,555	$79,374	9%	$167,346	$156,572	7%

Portal revenues in the current quarter increased 9%, or approximately $7.2 million, over the prior year quarter mainly due to an 8%, or approximately $6.7 million, increase in same state portal revenues (portals in operation and generating comparable revenues for two full periods) and an increase in revenues in Illinois of approximately $0.5 million.

Same state portal revenues grew 8% in the current quarter compared to 7% in the prior year quarter. The increase in same state portal revenues in the current quarter was primarily attributable to higher revenues from our Texas, South Carolina, and Colorado portals, among others. Same state IGS revenues grew 10% in the current quarter compared to 12% in the prior year quarter. The growth in the current quarter was driven by several key services, including driver's license renewals in South Carolina, motor vehicle registrations in Texas and motor vehicle and business registration filings in Colorado. Same state DHR revenues grew 4% in the current quarter compared to 1% in the prior year quarter. The increase in the current quarter was driven by a price increase in one of our states in addition to higher volumes across several states. Same state portal software development and services revenues increased 39% in the current quarter, due to higher project-based revenues mainly from our Texas portal, among others.

Portal revenues in the current year-to-date period increased 7%, or approximately $10.8 million, over the prior year-to-date period mainly due to an 8%, or approximately $12.1 million, increase in same state portal revenues (portals in operation and generating comparable revenues for two full periods) and an increase in revenues in Illinois of approximately $0.5 million. These increases were partially offset by a decline in revenue from our legacy Tennessee portal of $1.8 million due to the contract expiration on March 31, 2017.

Same state portal revenues grew 8% in the current year-to-date period compared to 6% in the prior year-to-date period. The increase in same state portal revenues in the current year-to-date period was primarily attributable to higher revenues from our Texas, South Carolina and Colorado portals, among others. Same state IGS revenues grew 10% in the current year-to-date period compared to 11% in the prior year-to-date period. The growth in the current year-to-date period was driven by several key services, including motor vehicle registrations in Texas, driver's license renewals in South Carolina and motor vehicle and business registration filings in Colorado. Same state DHR revenues grew 2% in the current year-to-date period compared to 1% in the prior year-to-date period. Same state portal software development and services revenues increased 34% in the current year-to-date period, due to higher project-based revenues mainly from our Indiana and Texas portals, among others.

Cost of Portal Revenues

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

	Three Months Ended June 30,			Six Months Ended June 30,
Cost of Portal Revenue Analysis	2018	2017	% Change	2018	2017	% Change
Fixed costs	$29,153	$28,135	4%	$57,281	$56,015	2%
Variable costs	22,558	20,874	8%	43,072	40,026	8%
Total	$51,711	$49,009	6%	$100,353	$96,041	4%

Cost of portal revenues in the current quarter increased 6%, or approximately $2.7 million, over the prior year quarter due mainly to an increase in same state cost of portal revenues.  The increase in same state cost of portal revenues in the current quarter was primarily attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above.

Our portal gross profit percentage was 40% in the current quarter, up from 38% in the prior year quarter. The increase in portal gross profit percentage was mostly driven by higher revenues. We carefully monitor our portal gross profit percentage to strike a balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our portal operations (which, we believe, also benefits our stockholders).

Cost of portal revenues in the current year-to-date period increased 4%, or approximately $4.3 million, over the prior year-to-date period due mainly to an increase in same state cost of portal revenues.  The increase in same state cost of portal revenues in the current year-to-date period was primarily attributable to an increase in variable fees to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above. The increase in same state cost of portal revenues in the current year-to-date period was partially offset by lower costs from the legacy Tennessee portal of $0.8 million.

Our portal gross profit percentage was 40% in the current year-to-date period, up from 39% in the prior year-to-date period. The increase in portal gross profit percentage was mostly driven by higher revenues.

Software and Services Revenues

In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three Months Ended June 30,			Six Months Ended June 30,
Software & Services Revenue Analysis	2018	2017	% Change	2018	2017	% Change
NIC Federal	$4,207	$4,278	(2)%	$8,304	$8,202	1%
Other	1,736	1,674	4%	3,573	3,729	(4)%
Total	$5,943	$5,952	—%	$11,877	$11,931	—%

Cost of Software and Services Revenues

Cost of software & services revenues in the current quarter increased 26%, or approximately $0.5 million, over the prior year quarter and increased 26%, or approximately $0.9 million, in the current year-to-date period over the prior year-to-date period. These increases were due mainly to higher employee compensation and benefit costs for our NIC Federal business. This contributed to the decline in our software and services gross profit percentage to 62% in the current quarter and the current year-to-date period, from 70% in the prior year quarter and year-to-date period.

Selling & Administrative

As a percentage of total consolidated revenues, selling & administrative expenses were 15% for all periods presented. Selling & administrative expenses in the current quarter increased 7%, or approximately $0.9 million, over the prior year quarter and increased 10%, or approximately $2.4 million, in the current year-to-date period compared to the prior year-to-date period. The increases in both the quarter and year-to-date periods were mainly driven by higher costs to support and enhance company-wide information technology, security and portal operations, including the continued development of the Company's citizen-centric Gov2Go® enterprise platform and enterprise microservices platform.

Income Taxes

Our effective tax rate was approximately 24.3% for the current quarter compared to 35.2% in the prior year quarter. Our effective tax rate was approximately 24.6% for the current year-to-date period compared to 34.5% in the prior year-to-date period. The lower effective tax rate in both the current quarter and year-to-date periods was driven mainly by a decrease in the statutory federal corporate income tax rate from 35% to 21% resulting from Tax Cut and Jobs Act (the "Tax Act"), which was signed into law on December 22, 2017. The reduction in the statutory federal corporate income tax rate was partially offset by the elimination of certain deductions resulting from the Tax Act (most notably the domestic production activities deduction) and a tax deficit from restricted stock awards in the current quarter. Please refer to Note 6, Income Taxes, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $28.4 million in the first half of 2018 compared to $24.4 million in the first half of 2017. The increase was mainly the result of the timing of collections for accounts receivable, partially offset by the timing of payments to our government partners and to an increase in net income, primarily due to the reduction in our income tax rate as a result of the Tax Act.

Investing Activities

Net cash used in investing activities was $5.9 million in the first half of 2018 compared to $4.1 million in the first half of 2017. The increase in the current year-to-date period was primarily due to a $1.8 million increase in capitalized software development costs relating to our citizen-centric Gov2Go® enterprise platform, enterprise microservices platform and enterprise licensing and permitting platform.

Financing Activities

Net cash used in financing activities was $10.5 million in the first half of 2018 compared to $12.0 million in the first half of 2017. The decrease in the current year-to-date period was primarily due to a $1.4 million decrease in tax withholdings related to the vesting of stock-based compensation awards.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $183.3 million at June 30, 2018, from $158.5 million at December 31, 2017. The increase in our working capital was primarily due to cash generated from operations in the period. Our current ratio, defined as current assets divided by current liabilities, was 2.9 and 2.3 at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018, our cash balance was $172.7 million compared to $160.8 million at December 31, 2017. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and dividend payments (if any) for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.1 million in available capacity to issue additional letters of credit and $9.1 million of unused borrowing capacity at June 30, 2018 under the Credit Agreement. We were in compliance with all of our covenants under the Credit Agreement at June 30, 2018.

We have issued letters of credit as collateral for office leases, and to a much lesser extent, as collateral for performance on our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. We had unused outstanding letters of credit totaling approximately $0.9 million at June 30, 2018, consisting of one letter of credit issued as collateral for an office lease and one letter of credit issued as collateral for performance on one of our outsourced government portal contracts. We are not currently required to cash collateralize these letters of credit.  Our Credit Agreement matures on May 1, 2019.

At June 30, 2018, we were bound by performance bond commitments totaling approximately $5.8 million on certain outsourced government portal contracts.

We currently expect our capital expenditures to range from approximately $6.0 million to $7.0 million in fiscal 2018, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our outsourced portal businesses including equipment upgrades and enhancements, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment. We currently expect our capitalized internal-use software development costs to range from approximately $4.0 million to $5.0 million. This estimate includes costs related to the enhancement of centralized customer management, billing and payment processing systems that support our business operations and accounting systems in addition to our citizen-centric Gov2Go enterprise platform, enterprise microservices platform and enterprise licensing and permitting platform.

Dividends

We paid dividends totaling $0.16 per common share ($0.08 per quarter) during the first half of 2018 and 2017. The total cash dividends paid during the three and six months ended June 30, 2018 was $5.4 million and $10.8 million, respectively, as compared to $5.4 million and $10.7 million, respectively, for the same periods in 2017.

On July 30, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of September 5, 2018. The dividend, which is expected to total approximately $5.4 million, will be paid on September 19, 2018, out of the Company’s available cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We had unused outstanding letters of credit totaling approximately $0.9 million at June 30, 2018.

As of June 30, 2018, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $8.8 million at June 30, 2018. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk.  Our cash is mainly held in domestic non-interest bearing transaction bank accounts.  We currently have no principal amounts of indebtedness outstanding under our line of credit.
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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the second quarter of 2018, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 19, 2018	190	$14.40	N/A	N/A
April 20, 2018	197	14.30	N/A	N/A
April 30, 2018	397	14.85	N/A	N/A
May 5, 2018	753	15.45	N/A	N/A
May 6, 2018	640	15.45	N/A	N/A
Total	2,177	15.14

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

ITEM 5. OTHER INFORMATION
Employment Agreement
On July 29, 2018, the Company entered into an employment agreement with William A. Van Asselt, the Company's General Counsel. Under the employment agreement, Mr. Van Asselt is entitled to a minimum annual base salary of $291,750. The form of employment agreement is substantially similar to the Company's existing employment agreements with other executive officers and entitles Mr. Van Asselt to (i) participate, at a level commensurate with his position, in the Company's annual performance-based cash bonus plan and long-term incentive plan, (ii) paid vacation, (iii) a death and disability insurance program devised for the executive officers and (iv) other benefits that are available generally to Company employees. Mr. Van Asselt is sometimes referred to in this Item 5 as the "executive".
The employment agreement has a three-year term, and unless notice is provided at least six months prior to the end of the respective term, automatically renews for additional three-year terms. The Company may terminate the employment of the executive at any time, with or without cause. The executive may voluntarily terminate his employment for "good reason" or at any time and for any reason.
If the Company terminates the executive without cause or if the executive resigns for "good reason" (defined as (a) any material reduction in the executive's compensation, (b) requiring the executive to relocate more than 60 miles from the Company's current location, or (c) any material breach of the employment agreement by the Company), the executive is entitled to receive, in addition to accrued and unpaid compensation and benefits through the termination date, (i) a lump sum severance payment equal to the sum of (A) two times the executive's base salary, (B) two times the executive's largest annual cash incentive bonus during the preceding three annual incentive periods, and (C) the amount of any award for such year of termination as if the target performance for such plan year had been achieved (subject to certain limitations relating to Section 162(m) of the Internal Revenue Code); (ii) with respect to equity incentives, (A) for time-based or service-based equity awards, accelerated exercisability, vesting or the lapse of restrictions, as the case may be, for such awards, and (B) for performance-based equity awards, payments or vesting as if the target performance had been achieved (subject to certain limitations relating to Section 162(m) of the Internal Revenue Code); and (iii) a lump sum payment equal to 150% of the Company's portion of annual costs associated with the medical and health benefits coverage of the executive, and if applicable, the executive's family.
If the Company terminates the executive for "cause" (defined as the executive's conviction of a felony or the willful and deliberate failure of the executive to perform his customary duties (other than any failure resulting from incapacity due to physical or mental illness, death or disability)), or the executive voluntarily terminates his employment without good reason, the executive will receive only (a) accrued and unpaid salary through the termination date, (b) earned but unpaid annual bonus for a previously completed fiscal year, (c) reimbursement of reimbursable expenses, (d) COBRA continuation coverage benefits and other employee benefits through the termination date, and (e) such other compensation, if any, which the Company's Board of Directors may elect to pay or grant. Any notice to the executive from the Company intending to terminate the executive’s employment for cause must include the facts and circumstances that are the basis for the termination.
As described further below, the executive may be entitled to certain severance pay if a "change in control" of the Company occurs, and within either the six-month period ending on the change of control date or the 18-month period beginning on the change of control date, the executive's employment is terminated without cause or the executive terminates employment for good reason. In such event, the executive will receive, in addition to accrued and unpaid compensation and benefits through the termination date, (a) a lump sum severance payment equal to the sum of (i) two times the executive's base salary, (ii) two times the executive's largest annual cash incentive bonus during the preceding three annual incentive periods, and (iii) the amount of any award for such year of termination as if the target performance for such plan year had been achieved; (b) with respect to equity incentives, (i) for time-based or service-based equity awards, accelerated exercisability, vesting or the lapse of restrictions, as the case may be, for such awards, and (ii) for performance-based equity awards, accelerated exercise, vesting or lapse of restrictions, as the case may be, for such awards, as if target performance for such award had been achieved; and (c) a lump sum payment equal to 150% of the Company's portion of annual costs associated with the medical and health benefits coverage of the executive, and if applicable, the executive's family. The employment agreement provides for reductions in the amounts payable to the extent the present value of such amounts would more likely than not be non-deductible under Section 280G of the Internal Revenue Code.
Under the employment agreement, a change in control will be deemed to have occurred if (a) any person (other than a trustee or a fiduciary holding securities under the Company's employee benefit plan) becomes the beneficial owner (as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of 30% or more of the Company's Common Stock, (b) a merger or consolidation of the Company is consummated with another company, other than a merger or consolidation in which the stockholders of the Company own 50% or more of the voting stock of the surviving corporation, (c) "continuing directors" (defined to include current Board members and future directors approved by a majority of continuing directors) no longer constitute at least a majority of the Company's board, (d) the sale of all or substantially all of the assets of the Company or (e) the liquidation or dissolution of the Company.
In the event of the executive's death, the executive's designated beneficiaries shall be entitled to the proceeds of the executive's life insurance proceeds from the executive's Company-provided life insurance policy, which is a 20-year term policy for two times the executive's base salary. If the Company terminates the executive's employment due to disability (as defined in the Company's disability policies), the executive is entitled to receive salary and certain benefits for a period of one year, reduced by disability payments under the Company's disability policy or under the Social Security disability program. If the executive is disabled for 365 days or longer, he is eligible for a $1 million lump sum payment from the insurance carrier.
Under the employment agreement, the executive is required to enter into proprietary information and inventions agreement and a non-competition agreement. In addition, the parties acknowledge the indemnification agreement entered into between the Company and the executive, and the employment agreement states that the executive shall be an officer covered by the indemnification agreement, and requires that such indemnification agreement be maintained throughout the period of the employment agreement.
The foregoing description of the employment agreement is a summary of, and does not purport to be a complete description of, the employment agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

10.1*	Employment agreement between the Registrant and William Van Asselt, dated July 29, 2018

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets at June 30, 2018 (unaudited) and December 31, 2017, (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited) for the six months ended June 30, 2018, (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017, and (v) the Notes to the Unaudited Consolidated Financial Statements (submitted electronically herewith).

* Filed herewith.

** Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated:	August 1, 2018	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer