Form 10-Q
period 2018-09-30
NIC INC
filed 2018-11-01
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On October 18, 2018, the registrant had 66,569,338 shares of common stock outstanding.

NIC INC.
Form 10-Q for the Quarter Ended September 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$181,029	$160,777
Trade accounts receivable, net	98,900	103,938
Prepaid expenses & other current assets	13,861	12,843
Total current assets	293,790	277,558
Property and equipment, net	10,058	10,306
Intangible assets, net	12,149	5,214
Deferred income taxes, net	—	667
Other assets	1,916	1,986
Total assets	$317,913	$295,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$75,937	$88,920
Accrued expenses	23,469	26,501
Other current liabilities	3,713	3,673
Total current liabilities	103,119	119,094

Other long-term liabilities	8,922	8,395
Total liabilities	112,041	127,489

Commitments and contingencies (Notes 2 and 3)	—	—

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized, 66,567 and 66,271 shares issued and outstanding	7	7
Additional paid-in capital	116,341	111,275
Retained earnings	89,524	56,960
Total stockholders' equity	205,872	168,242
Total liabilities and stockholders' equity	$317,913	$295,731

See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amount

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Revenues:
Portal revenues	$80,884	$76,434	$248,230	$232,963
Software & services revenues	6,144	8,099	18,021	20,073
Total revenues	87,028	84,533	266,251	253,036
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	48,224	47,377	148,577	143,326
Cost of software & services revenues, exclusive of depreciation & amortization	2,226	3,169	6,689	6,803
Selling & administrative	14,690	12,091	41,844	36,882
Depreciation & amortization	2,441	1,810	6,651	5,111
Total operating expenses	67,581	64,447	203,761	192,122
Operating income	19,447	20,086	62,490	60,914
Other income:
Interest income	153	—	212	—
Income before income taxes	19,600	20,086	62,702	60,914
Income tax provision	3,698	6,066	14,280	20,140
Net income	$15,902	$14,020	$48,422	$40,774

Basic net income per share	$0.24	$0.21	$0.72	$0.61
Diluted net income per share	$0.24	$0.21	$0.72	$0.61

Weighted average shares outstanding:
Basic	66,562	66,267	66,476	66,188
Diluted	66,598	66,267	66,507	66,188

See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2018	66,271	$7	$111,275	$56,960	$168,242
Net cumulative effect of adoption of accounting standard	—	—	—	208	208
Net income	—	—	—	48,422	48,422
Restricted stock vestings	260	—	—	—	—
Dividends declared	—	—	—	(16,138)	(16,138)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	68	(68)	—
Dividend equivalents cancelled upon forfeiture of performance-based restricted stock awards	—	—	(140)	140	—
Shares surrendered and cancelled upon vesting of restricted stock to satisfy tax withholdings	(86)	—	(1,209)	—	(1,209)
Stock-based compensation	—	—	4,965	—	4,965
Issuance of common stock under employee stock purchase plan	122	—	1,382	—	1,382
Balance, September 30, 2018	66,567	$7	$116,341	$89,524	$205,872

See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$48,422	$40,774
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	350	447
Depreciation & amortization	6,651	5,111
Stock-based compensation expense	4,965	4,295
Deferred income taxes	1,043	723
Loss on disposal of property and equipment	—	44
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable, net	4,688	(1,492)
(Increase) decrease in prepaid expenses & other current assets	(1,018)	3,253
Decrease (increase) in other assets	226	(1,515)
(Decrease) in accounts payable	(12,983)	(5,907)
(Decrease) increase in accrued expenses	(3,032)	1,397
Increase in other current liabilities	92	660
Increase in other long-term liabilities	151	806
Net cash provided by operating activities	49,555	48,596

Cash flows from investing activities:
Purchases of property and equipment	(4,000)	(3,319)
Proceeds from sale of property and equipment	—	7
Asset acquisition	(3,555)	—
Capitalized software development costs	(5,783)	(2,632)
Net cash used in investing activities	(13,338)	(5,944)

Cash flows from financing activities:
Cash dividends on common stock	(16,138)	(16,043)
Proceeds from employee common stock purchases	1,382	1,330
Tax withholdings related to stock-based compensation awards	(1,209)	(2,651)
Net cash used in financing activities	(15,965)	(17,364)

Net increase in cash	20,252	25,288
Cash, beginning of period	160,777	127,009
Cash, end of period	$181,029	$152,297

Other cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$—	$88
Cash payments:
Income taxes paid, net	$13,206	$18,490
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

In its primary outsourced portal businesses, the Company generally designs, builds, and operates internet-based portals on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete secure government-based transactions through multiple online channels, including mobile devices. These portals consist of websites and applications the Company has built that allow consumers, such as businesses and citizens, to access government information online and complete transactions. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the outsourced government portals. The Company’s software & services businesses primarily include its subsidiaries that provide software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments.

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

Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the consolidated financial position and the results of operations, changes in stockholders' equity and cash flows of the Company as of the dates and for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2017, including the notes thereto, set forth in the Company’s 2017 Annual Report on Form 10-K.

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

On January 1, 2018, the Company adopted ASC 606, and all the related amendments, using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 represents a change in accounting principle for portal software development and services contracts that will more closely align revenue recognition with the delivery of Company’s services, which under certain contracts will result in the recognition of revenue over time as opposed to at a point in time. Upon adoption, there was not a significant cumulative adjustment to retained earnings on the Company’s balance sheet for this change in accounting principle. Under the modified retrospective method, the comparative information was not restated and continues to be reported under the accounting standards in effect for those periods. The impact to revenues for the three and nine months ended September 30, 2018 was not significant as a result of applying ASC 606.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which will update the existing guidance on accounting for leases and require new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP.  The new standard will become effective for the Company beginning with the first quarter 2019 and requires a modified retrospective transition approach. The Company plans on electing the package of transitional practical expedients upon adoption which, among other provisions, allows the Company to carry forward historical lease classification. The Company is currently evaluating the effects that the standard will have on its consolidated financial statements, which the Company anticipates could be significant, due mainly to its non-cancellable operating leases for office space. As further described in Note 7, Commitments and Contingencies, to the Company’s 2017 Annual Report on Form 10-K, filed with the SEC on February 22, 2018, as of December 31, 2017, the Company had minimum lease commitments under non-cancellable operating leases totaling $16.0 million.

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

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Outsourced Portals	Other Software & Services	Consolidated Total	Outsourced Portals	Other Software & Services	Consolidated Total
IGS	$51,085	$—	$51,085	156,463	—	$156,463
DHR	25,555	—	25,555	79,439	—	79,439
Other	—	6,144	6,144	—	18,021	18,021
Total transaction-based	76,640	6,144	82,784	235,902	18,021	253,923
Portal software development & services	3,006	—	3,006	8,615	—	8,615
Portal management	1,238	—	1,238	3,713	—	3,713
Total revenues	$80,884	$6,144	$87,028	$248,230	$18,021	$266,251

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Outsourced Portals	Other Software & Services	Consolidated Total	Outsourced Portals	Other Software & Services	Consolidated Total
IGS	$48,089	$—	$48,089	$144,194	$—	$144,194
DHR	25,936	—	25,936	79,787	—	79,787
Other	—	8,099	8,099	—	20,073	20,073
Total transaction-based	74,025	8,099	82,124	223,981	20,073	244,054
Portal software development & services	1,134	—	1,134	5,157	—	5,157
Portal management	1,275	—	1,275	3,825	—	3,825
Total revenues	$76,434	$8,099	$84,533	$232,963	$20,073	$253,036

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

For services provided under software development and services agreements that result in the transfer of control over time, the underlying deliverable is owned and controlled by the customer and does not create an asset with an alternative use to the Company. The Company recognizes revenue on rate per hour contracts based on the amount billable to the customer, as the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company’s performance to date. For fixed fee contracts, the Company utilizes the input method and recognizes revenue based on the labor expended to date relative to the total labor expected to satisfy the contract performance obligation. This input measure of progress is used because it best depicts the transfer of assets to the customer, which occurs as the Company incurs costs to deliver the promise in the contracts. Certain software development and service contracts include substantive customer acceptance provisions. In contracts that include substantive customer acceptance provisions, the Company recognizes revenue at a point in time upon customer acceptance.

Under its portal software development and services contracts, the Company typically does not have significant future performance obligations that extend beyond one year. As of September 30, 2018, the total transaction price allocated to unsatisfied performance obligations was approximately $4.0 million.

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

As of September 30, 2018, the Company’s Indiana portal management contract had unsatisfied performance obligations for one month. The total transaction price allocated to the unsatisfied performance obligation is not significant.

Unearned Revenues

The Company records unearned revenues when cash payments are received or due in advance of the Company’s satisfaction of the performance obligation(s). At each balance sheet date, the Company determines the portion of unearned revenues that will be earned within one year and records that amount in other current liabilities in the consolidated balance sheets. The remainder, if any, is recorded in other long-term liabilities. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. Unearned revenues at September 30, 2018 and December 31, 2017 were approximately $1.8 million and $1.4 million, respectively. The change in the deferred revenue balance for the nine months ended September 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $3.9 million of revenues recognized that were included in the deferred revenue balance during the current year.

Intangible assets, net

The Company has finite-lived intangible assets that consists of capitalized software development costs and purchased software. In accordance with authoritative accounting guidance, intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method, unless otherwise noted. The estimated economic life for finite-lived intangible assets is typically three years from the date the software is placed in production.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 15 contracts under which the Company provides enterprise-wide digital government services, as well as the Company’s contract with the Federal Motor Carrier Safety Administration (“FMCSA”), can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 45% and 44% of the Company’s total consolidated revenues for the three and nine months ended September 30, 2018, respectively. If any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee to continue to use the Company’s applications in its portal.

Under a typical state master contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At September 30, 2018, the Company was bound by performance bond commitments totaling approximately $5.8 million on certain outsourced portal contracts.

The following is a summary of the government contracts through which the Company currently generates significant revenue and has the ability to provide enterprise-wide outsourced digital government services to multiple government agencies:

NIC Enterprise Contract	State	Year Services Commenced	Contract Expiration Date	Renewal Options Through
NICUSA, IL Division	Illinois	2017	6/29/2023	6/29/2027
Louisiana Interactive, LLC	Louisiana	2015	1/28/2020
Connecticut Interactive, LLC	Connecticut	2014	1/9/2020
Wisconsin Interactive Network, LLC	Wisconsin	2013	5/12/2021	5/13/2023
Pennsylvania Interactive, LLC	Pennsylvania	2012	11/30/2019	11/30/2022
NICUSA, OR Division	Oregon	2011	11/22/2021
NICUSA, MD Division	Maryland	2011	8/10/2019
Mississippi Interactive, LLC	Mississippi	2011	12/31/2019	12/31/2021
NICUSA, NJ Division	New Jersey	2009	4/30/2020	4/30/2022
West Virginia Interactive, LLC	West Virginia	2007	6/30/2021	6/30/2024
Vermont Information Consortium, LLC	Vermont	2006	6/8/2019
Colorado Interactive, LLC	Colorado	2005	4/30/2019	4/30/2023
South Carolina Interactive, LLC	South Carolina	2005	7/15/2019	7/15/2021
Kentucky Interactive, LLC	Kentucky	2003	8/31/2020
Alabama Interactive, LLC	Alabama	2002	3/19/2020	3/19/2022
Rhode Island Interactive, LLC	Rhode Island	2001	7/1/2019
Oklahoma Interactive, LLC	Oklahoma	2001	3/31/2019	3/31/2020
Montana Interactive, LLC	Montana	2001	12/31/2019	12/31/2020
Hawaii Information Consortium, LLC	Hawaii	2000	1/3/2020
Idaho Information Consortium, LLC	Idaho	2000	6/30/2019
Utah Interactive, LLC	Utah	1999	6/5/2019
Maine Information Network, LLC	Maine	1999	6/30/2020
Arkansas Information Consortium, LLC	Arkansas	1997	6/30/2019
Indiana Interactive, LLC	Indiana	1995	10/24/2021
Nebraska Interactive, LLC	Nebraska	1995	3/31/2019	3/31/2021
Kansas Information Consortium, LLC	Kansas	1992	12/31/2022	12/31/2026

Outsourced federal contract

The Company’s subsidiary NIC Federal, LLC has a contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using a transaction-based business model. In 2018, the FMCSA extended the current contract through February 28, 2019. The contract can be terminated by the FMCSA without cause on a specified period of notice.

Expiring contracts

There are currently 10 contracts under which the Company provides state enterprise-wide outsourced digital government services that have expiration dates within the 12-month period following September 30, 2018. Collectively, revenues generated from these contracts represented approximately 34% and 33% of the Company’s total consolidated revenues for the three and nine months ended September 30, 2018, respectively. Although certain of these contracts have renewal provisions, any renewal is at the option of the Company’s government partner. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the portal in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

As previously disclosed, Texas NICUSA, LLC (“Texas NICUSA”) was selected to provide payment processing services set forth in the Texas.gov 3.0 Procurement RFO (the “Texas RFO”), but was not selected to provide the portal operations, maintenance and development services set forth in the Texas RFO. The legacy portal agreement between the state of Texas and Texas NICUSA expired on August 31, 2018 and the new payment processing services contract commenced on September 1, 2018. In April 2018, Texas NICUSA submitted a protest with the Texas Department of Information Resources (the "DIR") of the DIR's decision to award the contract relating to the portal operations, maintenance and development services to another vendor. In the protest, Texas NICUSA cited flaws in the procurement process and award decision. The protest was initially denied by the procurement department and appealed by Texas NICUSA to the DIR in May 2018. The appeal was denied, and Texas NICUSA's transition obligations concluded in September 2018. Our legacy Texas portal contract accounted for approximately 15% of the Company's total consolidated revenue for the three months ended September 30, 2018, and 18% of the Company's total consolidated revenue for the nine months ended September 30, 2018, and 20% for the three and nine months ended September 30, 2017.

In connection with the completion of the legacy Texas enterprise contract, the Company substantially reduced its workforce in Texas.  Total one-time severance-related and transition costs, which have been recognized in cost of portal revenues in the unaudited consolidated statement of income in the outsourced portal segment, were approximately $0.4 million and $1.0 million in the three and nine months ended September 30, 2018, respectively.

4.  ASSET ACQUISITION

During the third quarter of 2018, the Company entered into a purchase agreement to acquire certain prescription drug monitoring software technology assets of a Maryland-based, privately held company, Leap Orbit LLC ("Leap Orbit"). The purchase price consisted of cash consideration of approximately $3.6 million and the potential of deferred consideration of approximately $3.5 million if certain conditions under the agreement are met. The transaction was accounted for as an asset acquisition, as substantially all of the value related to the prescription drug monitoring program software technology acquired. See Note 5, Intangible Assets, Net for additional information.

5. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Software development cost	$19,393	$(10,602)	$8,791	$13,610	$(8,396)	$5,214
Purchased software	3,555	(197)	3,358	—	—	—
Total	$22,948	$(10,799)	$12,149	$13,610	$(8,396)	$5,214

During the nine months ended September 30, 2018, the Company recorded approximately $3.6 million of intangible asset software purchases and related costs in connection with the Leap Orbit asset acquisition, as further discussed in Note 4, Asset Acquisition.

Amortization expense for intangible assets with finite lives was $1.1 million and $2.4 million for the three and nine months ended September 30, 2018, respectively, and $0.6 million and $1.4 million for the three and nine months ended September 30, 2017, respectively. Intangible asset amortization expense is currently expected to total $1.4 million for the remainder of 2018, $5.1 million for fiscal year 2019, $4.0 million for fiscal year 2020 and $1.8 million for fiscal year 2021.

6.  EARNINGS PER SHARE

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled 0.6 million for three and nine months ended September 30, 2017 and 0.7 million for the three and nine months ended September 30, 2018. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$15,902	$14,020	$48,422	$40,774
Less: Income allocated to participating securities	(172)	(129)	(525)	(381)
Net income available to common stockholders	$15,730	$13,891	$47,897	$40,393
Denominator:
Weighted average shares - basic	66,562	66,267	66,476	66,188
Performance-based restricted stock awards	36	—	31	—
Weighted average shares - diluted	66,598	66,267	66,507	66,188

Basic net income per share:
Net income	$0.24	$0.21	$0.72	$0.61

Diluted net income per share:
Net income	$0.24	$0.21	$0.72	$0.61

7.  STOCKHOLDERS’ EQUITY

The Company's Board of Directors declared and paid the following dividends (payment in millions) during the periods presented:

Declaration Date	Dividend per Share	Record Date	Payment Date	Payment
July 30, 2018	$0.08	September 5, 2018	September 19, 2019	$5.4
May 1, 2018	$0.08	June 5, 2018	June 19, 2018	$5.4
January 29, 2018	$0.08	March 6, 2018	March 20, 2018	$5.4
July 31, 2017	$0.08	September 6, 2017	September 20, 2017	$5.3
May 2, 2017	$0.08	June 6, 2017	June 20, 2017	$5.4
January 30, 2017	$0.08	March 7, 2017	March 21, 2017	$5.3

On October 28, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of December 4, 2018. The dividend, which is expected to total approximately $5.4 million, will be paid on December 18, 2018, out of the Company’s available cash.

8.  INCOME TAXES

As previously disclosed, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law in December 2017.  The Tax Act, among other changes, reduced the statutory federal corporate income tax rate from 35.0% to 21.0%. The Company received the benefit of the reduced statutory federal corporate income tax rate starting January 1, 2018, which is partially offset by changes in certain deductions (most notably the elimination of the domestic production activities deduction). The Company has completed the assessment of the impact of the new tax legislation and no significant measurement period adjustments were recorded during the nine months ended September 30, 2018.

The following table reconciles the statutory federal tax rate and the Company's effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%
Tax deficit (benefit) from restricted stock vestings	—%	(0.1)%	0.4%	(0.8)%
Domestic production activities deductions	—%	(2.6)%	—%	(2.7)%
Federal and state tax credits	(4.5)%	(3.8)%	(2.5)%	(2.1)%
State income taxes	3.2%	1.6%	2.6%	1.7%
Uncertain tax positions	(2.1)%	(0.2)%	0.4%	1.4%
Nondeductible and other expenses	1.3%	0.3%	0.9%	0.6%
Effective federal and state income tax rate	18.9%	30.2%	22.8%	33.1%

The Company's effective tax rate for the three and nine months ended September 30, 2018 reflects the release of reserves for the Company's liability for unrecognized income tax benefits due to the expiration of the statute of limitations for certain tax years and, to a lesser extent, an increase in the previously estimated research and development tax credit for the 2017 and 2018 tax years upon the filing of the Company’s 2017 federal tax return during the current quarter.

The Company's effective tax rate for the three months ended September 30, 2017 reflects an increase in the previously estimated research and development tax credit for the 2016 and 2017 tax years upon the filing of the Company's 2016 federal tax return during the prior year quarter. For the nine months ended September 30, 2017, the Company's effective tax rate was also favorably impacted by benefits related to excess tax deductions for the vesting of restricted stock awards, which the Company began recognizing in the provision for income taxes in the first quarter of 2017 upon the adoption of ASU 2016-09.

9.  STOCK BASED COMPENSATION

During the nine months ended September 30, 2018, the Compensation Committee of the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 342,809 shares with a grant-date fair value totaling approximately $4.8 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, during the nine months ended September 30, 2018, non-employee directors of the Company were granted service-based restricted stock awards totaling 54,584 shares with a grant-date fair value of approximately $0.8 million. Such restricted stock awards vest one year from the date of grant. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company records forfeitures when they occur.

During the nine months ended September 30, 2018, the Compensation Committee of the Board of Directors of the Company granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 177,730 shares with a grant-date fair value totaling approximately $2.4 million. This represents the maximum number of shares the executive officers can earn at the end of a three-year performance period ending December 31, 2020. The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of portal revenues, exclusive of depreciation & amortization	$365	$319	$1,166	$976
Cost of software & services revenues, exclusive of depreciation & amortization	36	22	112	66
Selling & administrative	1,480	776	3,686	3,253
Stock-based compensation expense	$1,881	$1,117	$4,964	$4,295

10.  REPORTABLE SEGMENT AND RELATED INFORMATION

The Outsourced Portals segment is the Company’s only reportable segment and generally includes the Company’s subsidiaries operating outsourced state and local government portals under state enterprise contracts. The Other Software & Services category primarily includes the Company’s subsidiaries that provide software development and digital government services other than those services provided under state enterprise contracts, to federal agencies as well as other state and local governments. Each of the Company’s businesses within the Other Software & Services category is an operating segment and has been grouped together to form the Other Software & Services category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all operating segments.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three months ended September 30, (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2018
Revenues	$80,884	$6,144	$—	$87,028
Costs & expenses	48,224	2,226	14,690	65,140
Depreciation & amortization	683	22	1,736	2,441
Operating income (loss)	$31,977	$3,896	$(16,426)	$19,447

2017
Revenues	$76,434	$8,099	$—	$84,533
Costs & expenses	47,377	3,169	12,091	62,637
Depreciation & amortization	670	25	1,115	1,810
Operating income (loss)	$28,387	$4,905	$(13,206)	$20,086

The table below reflects summarized financial information for the Company’s reportable and operating segments for the nine months ended September 30, (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2018
Revenues	$248,230	$18,021	$—	$266,251
Costs & expenses	148,577	6,689	41,844	197,110
Depreciation & amortization	2,490	78	4,083	6,651
Operating income (loss)	$97,163	$11,254	$(45,927)	$62,490

2017
Revenues	$232,963	$20,073	$—	$253,036
Costs & expenses	143,326	6,803	36,882	187,011
Depreciation & amortization	2,023	72	3,016	5,111
Operating income (loss)	$87,614	$13,198	$(39,898)	$60,914

The Company's contracts with the state of Texas, which consist of the legacy portal contract that expired on August 31, 2018, and the new payment processing contract that commenced on September 1, 2018, combined, accounted for approximately 18% of the Company's total consolidated revenues for the three months ended September 30, 2018 and 19% of the Company's total consolidated revenues for the nine months ended September 30, 2018. The Company's legacy Texas portal contract accounted for approximately 20% of the Company's total consolidated revenues for the three and nine months ended September 30, 2017. The Company's portal contract with the state of Colorado accounted for approximately 10% of the Company's total consolidated revenues for the three months ended September 30, 2018. No other government partner accounted for more than 10% of the Company's total consolidated revenues for any period presented.

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

As previously disclosed, Texas NICUSA was selected to provide payment processing services set forth in the Texas RFO, but was not selected to provide the portal operations, maintenance and development services set forth in the Texas RFO. The legacy portal agreement between the state of Texas and Texas NICUSA expired on August 31, 2018, and the new payment processing services contract commenced on September 1, 2018. In April 2018, Texas NICUSA submitted a protest with the Texas Department of Information Resources (the "DIR") of the DIR's decision to award the contract relating to the portal operations, maintenance and development services to another vendor. In the protest, Texas NICUSA cited flaws in the procurement process and award decision. The protest was initially denied by the procurement department in May 2018 and appealed by Texas NICUSA to the DIR in May 2018. The appeal was denied, and Texas NICUSA's transition obligations concluded in September 2018.

The contract under which our subsidiary, NICUSA Inc. (“NICUSA”), managed digital government services for the state of Tennessee expired on March 31, 2017. For the nine-month period ended September 30, 2017, revenues from the Tennessee portal contract were approximately $1.8 million.

OVERVIEW OF BUSINESS MODELS

We classify our revenues and cost of revenues into two categories: (1) outsourced portal and (2) software & services. The outsourced portal category includes revenues and cost of revenues primarily from our subsidiaries operating state and local government portals on an outsourced basis under state enterprise contracts. The software & services category primarily includes revenues and cost of revenues from our subsidiaries that provide software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating government portals on an outsourced basis including employee compensation and benefits (including stock-based compensation), fees required to process credit/debit card and automated clearinghouse transactions, subcontractor labor costs, communication costs, provision for losses on accounts receivable, and all other costs associated with the provision of dedicated client service such as dedicated facilities.  Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative expenses consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all non-customer service related costs from the Company’s software & services businesses, including compensation and benefits, information systems and office rent. Selling & administrative expenses also consist of management incentive compensation, including stock-based compensation, and corporate-level expenses for market development and public relations.

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

RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the three and nine months ended September 30, 2018 and 2017. This discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Form 10-Q.

Our legacy Tennessee portal contract expired on March 31, 2017 and our legacy portal contract with the state of Texas expired on August 30, 2018. As a result, the operating results for these contracts have been removed from the same state category (portals in operation and generating comparable revenues for two full periods) for the three and nine months ended September 30, 2018. The operating results for our current Illinois contract and our Texas payment processing contract, which commenced on September 1, 2018, have also been removed from the same state category as they both did not generate revenues for two full comparable periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
Key Financial Metrics	2018	2017	2018	2017
Revenue growth - outsourced portals	6%	2%	7%	4%
Same state revenue growth - outsourced portals	9%	5%	9%	5%
Recurring portal revenue as a % of total portal revenues	96%	99%	97%	98%
Gross profit % - outsourced portals	40%	38%	40%	38%
Revenue growth - software & services	(24)%	51%	(10)%	27%
Gross profit % - software & services	64%	61%	63%	66%
Selling & administrative expenses as a % of total revenues	17%	14%	16%	15%
Operating income margin % (operating income as a % of total revenues)	22%	24%	23%	24%

Portal Revenues

In the analysis below, we have categorized our portal revenues according to the underlying source of revenue (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three Months Ended September 30,			Nine Months Ended September 30,
Portal Revenue Analysis	2018	2017	% Change	2018	2017	% Change
IGS transaction-based	$51,085	$48,089	6%	$156,463	$144,194	9%
DHR transaction-based	25,555	25,936	(1)%	79,439	79,787	—%
Portal software development and services	3,006	1,134	165%	8,615	5,157	67%
Portal management	1,238	1,275	(3)%	3,713	3,825	(3)%
Total	$80,884	$76,434	6%	$248,230	$232,963	7%

Portal revenues in the current quarter increased 6%, or approximately $4.5 million, over the prior year quarter mainly due to an 9%, or approximately $5.6 million, increase in same state portal revenues and a $2.0 million increase in revenues from our Texas payment processing contract, partially offset by a $3.2 million decrease in revenues from our legacy Texas portal contract due to the contract expiration on August 31, 2018.

Same state portal revenues grew 9% in the current quarter compared to 5% in the prior year quarter. The increase in same state portal revenues in the current quarter was primarily attributable to higher revenues from our South Carolina and Oklahoma portals, among others. Same state IGS revenues grew 11% in the current quarter compared to 10% in the prior year quarter. The growth in the current quarter was driven by several key services, including driver's license renewals in South Carolina and motor vehicle and income tax services in Oklahoma. Same state DHR revenues grew 4% in the current quarter compared to 1% in the prior year quarter. The increase in the current quarter was driven by a price increase in one of our states in addition to higher volumes across several states. Same state portal software development and services revenues increased 74% in the current quarter, due to higher project-based revenues mainly from our Indiana portal, among others.

Portal revenues in the current year-to-date period increased 7%, or approximately $15.3 million, over the prior year-to-date period mainly due to an 9%, or approximately $15.7 million, increase in same state portal revenues, an increase in revenues from our Texas payment processing contract of approximately $2.0 million, and an increase in revenues from our Illinois contract of approximately $0.6 million. These increases were partially offset by a $1.8 million decrease in revenues from our legacy Tennessee portal contract due to the contract expiration on March 31, 2017 and a $1.2 million decrease in revenues from our legacy Texas portal contract due to the contract expiration on August 31, 2018.

Same state portal revenues grew 9% in the current year-to-date period compared to 5% in the prior year-to-date period. The increase in same state portal revenues in the current year-to-date period was primarily attributable to higher revenues from our South Carolina and Colorado portals, among others. Same state IGS revenues grew 11% in the current year-to-date period compared to 10% in the prior year-to-date period. The growth in the current year-to-date period was driven by several key services, including driver's license renewals in South Carolina and motor vehicle and business registration filings in Colorado. Same state DHR revenues grew 3% in the current year-to-date period compared to 1% in the prior year-to-date period due mainly to a price increase in one of our states in addition to higher volumes across several states. Same state portal software development and services revenues increased 29% in the current year-to-date period, due to higher project-based revenues mainly from our Indiana portal, among others.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
Cost of Portal Revenue Analysis	2018	2017	% Change	2018	2017	% Change
Fixed costs	$27,121	$27,852	(3)%	$84,402	$83,780	1%
Variable costs	21,103	19,525	8%	64,175	59,546	8%
Total	$48,224	$47,377	2%	$148,577	$143,326	4%

Cost of portal revenues in the current quarter increased 2%, or approximately $0.8 million, over the prior year quarter due mainly to an increase in variable fees to process credit/debit card transactions, which was mainly due to higher IGS transaction volumes, as further discussed above.

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

Cost of portal revenues in the current year-to-date period increased 4%, or approximately $5.3 million, over the prior year-to-date period due mainly to an increase in variable fees to process credit/debit card transactions, which was mainly due to higher IGS transaction volumes, as further discussed above.

Our portal gross profit percentage was 40% in the current year-to-date period, up from 38% in the prior year-to-date period. The increase in portal gross profit percentage was mostly driven by higher revenues.

Software and Services Revenues

In the analysis below, we have categorized our software & services revenues by business (in thousands), with the corresponding percentage increase or decrease from the prior year period.

	Three Months Ended September 30,			Nine Months Ended September 30,
Software & Services Revenue Analysis	2018	2017	% Change	2018	2017	% Change
NIC Federal	$4,492	$6,671	(33)%	$12,796	$14,872	(14)%
Other	1,652	1,428	16%	5,225	5,201	—%
Total	$6,144	$8,099	(24)%	$18,021	$20,073	(10)%

Software & services revenues declined 24% in the current quarter largely due to a significant one-time spike in revenues from the Senior Park Pass program with the United States National Park Service in the prior year quarter, which did not recur at the same level. Revenues from the Senior Park Pass program totaled approximately $2.8 million in the prior year quarter. This also contributed to the 10% decrease in software & services revenues in the current year-to-date period.

Cost of Software and Services Revenues

Cost of software & services revenues in the current quarter decreased 30%, or approximately $0.9 million, from the prior year quarter and decreased 2%, or approximately $0.1 million, in the current year-to-date period from the prior year-to-date period. These decreases were due mainly to higher prior year costs to support the Senior Park Pass program, as described above, partially offset by higher employee compensation and benefit costs in the current year periods for our NIC Federal business related to start-up costs associated with subcontracting work for Booz Allen Hamilton on its Recreation.gov contract. Our software & services gross profit percentage in the current quarter increased to 64% compared to 61% in the prior year quarter, which was driven by the higher costs to support the Senior Park Pass program in the prior year quarter. Our software & services gross profit percentage in the current year-to-date period decreased to 63% from 66% in the prior year-to-date period largely driven by higher employee compensation and benefit costs for our NIC Federal business related to the Recreation.gov subcontract work described above.

Selling & Administrative

As a percentage of total consolidated revenues, selling & administrative expenses were 17% in the current quarter compared to 14% in the prior year quarter and 16% in the current year-to-date period compared to 15% in the prior year-to-date period. Selling & administrative expenses increased 21%, or approximately $2.6 million, in the current quarter over the prior year quarter and increased 13%, or approximately $5.0 million, in the current year-to-date period compared to the prior year-to-date period. The increases in both the current quarter and year-to-date periods were mainly driven by higher personnel costs to support business development and enhance company-wide information technology, including the continued development of the Company's citizen-centric Gov2Go® enterprise platform and enterprise microservices platform, and by higher incentive-based compensation.

Depreciation & Amortization

Depreciation & amortization expense in the current quarter increased approximately $0.6 million, or 35%, compared to the prior year quarter, and approximately $1.5 million, or 30%, in the current year-to-date period compared to the prior year-to-date period. These increases were driven primarily by the amortization of capitalized software development costs and technology investments made in prior periods and $0.2 million of intangible asset amortization related to the Leap Orbit asset acquisition in the current quarter. See Notes 4 & 5 in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. We anticipate the intangible asset amortization related to the Leap Orbit acquisition to total approximately $0.3 million for the remainder of 2018. In the event that we pay the additional deferred consideration of $3.5 million, we currently anticipate amortization for this acquisition will be approximately $2.3 million for fiscal year 2019.

Income Taxes

Our effective tax rate was approximately 18.9% for the current quarter compared to 30.2% in the prior year quarter. Our effective tax rate was 22.8% for the current year-to-date period compared to 33.1% in the prior year-to-date period. The lower effective tax rate in both the current quarter and year-to-date periods was driven mainly by a decrease in the statutory federal corporate income tax rate from 35% to 21% resulting from Tax Cut and Jobs Act (the "Tax Act"), which was signed into law in December 2017. The reduction in the statutory federal corporate income tax rate was partially offset by the elimination of certain deductions resulting from the Tax Act (most notably the domestic production activities deduction). Also contributing to the lower effective tax rate for the quarter and year-to-date periods was the release of reserves to our liability for unrecognized income tax benefits due to the expiration of the statute of limitations for certain tax years and, to a lesser extent, an increase in the previously estimated research and development tax credit for the 2017 and 2018 tax years upon the filing of our 2017 federal tax return during the current quarter. See Note 8, Income Taxes, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $49.6 million in the first nine months of 2018 compared to $48.6 million in the first nine months of 2017. The increase was mainly the result of an increase in net income, partially offset by the timing of payments to our government partners.

Investing Activities

Net cash used in investing activities was $13.3 million in the first nine months of 2018 compared to $5.9 million in the first nine months of 2017. The increase in the current year-to-date period was primarily due to the Leap Orbit asset acquisition totaling approximately $3.6 million. See Note 4, Asset Acquisition, in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information. The increase in net cash used in investing activities was also driven by a $3.2 million increase in capitalized software development costs relating mainly to our citizen-centric Gov2Go® enterprise platform, enterprise microservices platform and enterprise licensing and permitting platform.

Financing Activities

Net cash used in financing activities was $16.0 million in the first nine months of 2018 compared to $17.4 million in the first nine months of 2017. The decrease in the current year-to-date period was primarily due to a $1.4 million decrease in tax withholdings related to the vesting of stock-based compensation awards.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $190.7 million at September 30, 2018, from $158.5 million at December 31, 2017. The increase in our working capital was primarily due to cash generated from operations in the period. Our current ratio, defined as current assets divided by current liabilities, was 2.8 and 2.3 at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, our cash balance was $181.0 million compared to $160.8 million at December 31, 2017. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and dividend payments (if any) for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.1 million in available capacity to issue additional letters of credit and $9.1 million of unused borrowing capacity at September 30, 2018 under the Credit Agreement. We were in compliance with all of our covenants under the Credit Agreement at September 30, 2018.

We have issued letters of credit as collateral for office leases, and to a much lesser extent, as collateral for performance on our outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. We had unused outstanding letters of credit totaling approximately $0.9 million at September 30, 2018, consisting of one letter of credit issued as collateral for an office lease and one letter of credit issued as collateral for performance on one of our outsourced government portal contracts. We are not currently required to cash collateralize these letters of credit.  Our Credit Agreement matures on May 1, 2019.

At September 30, 2018, we were bound by performance bond commitments totaling approximately $5.8 million on certain outsourced government portal contracts.

We currently expect our capital expenditures to range from approximately $5.0 million to $6.0 million in the fiscal year 2018, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our outsourced portal businesses including equipment upgrades and enhancements, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, software licenses, and office equipment. We currently expect our capitalized internal-use software development costs to range from approximately $6.0 million to $7.0 million. This estimate includes costs related to the enhancement of centralized customer management, billing and payment processing systems that support our business operations and accounting systems in addition to our citizen-centric Gov2Go enterprise platform, enterprise microservices platform and enterprise licensing and permitting platform.

Dividends

We paid dividends totaling $0.24 per common share ($0.08 per quarter) during the first nine months of 2018 and 2017. The total cash dividends paid during the three and nine months ended September 30, 2018 was $5.4 million and $16.1 million, respectively, as compared to $5.4 million and $16.0 million, respectively, for the same periods in 2017.

On October 28, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of December 4, 2018. The dividend, which is expected to total approximately $5.4 million, will be paid on December 18, 2018, out of the Company’s available cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We had unused outstanding letters of credit totaling approximately $0.9 million at September 30, 2018.

As of September 30, 2018, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related portal contracts. We have income tax uncertainties of approximately $8.2 million at September 30, 2018. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk.  Our cash is primarily held in domestic non-interest bearing transaction bank accounts.  We currently have no principal amounts of indebtedness outstanding under our line of credit.
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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the third quarter of 2018, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 17, 2018	929	$15.95	N/A	N/A
July 19, 2018	1,483	16.30	N/A	N/A
July 31, 2018	284	16.40	N/A	N/A
Total	2,696	16.19

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

ITEM 6.  EXHIBITS

10.1
Employment agreement between the Registrant and William Van Asselt, dated July 29, 2018 (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 000-26621) filed with the SEC on August 1, 2018.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets at September 30, 2018 (unaudited) and December 31, 2017, (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited) for the nine months ended September 30, 2018, (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017, and (v) the Notes to the Unaudited Consolidated Financial Statements (submitted electronically herewith).

* Filed herewith.

** Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated:	November 1, 2018	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer