Form 10-K
period 2018-12-31
NIC INC
filed 2019-02-21
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑

As of June 30, 2018, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1.0 billion based on the closing price as reported by the Nasdaq Stock Market.

On February 11, 2019, the registrant had 66,632,914 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders to be held in 2019 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS
NIC INC.
FORM 10-K ANNUAL REPORT

PART I

CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See the "Cautions About Forward-Looking Statements" section in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this report for more information regarding these statements.

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

The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

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

ITEM 1. BUSINESS

Business Overview

NIC is a leading provider of digital government services that help governments use technology to provide a higher level of service to businesses and citizens and increase efficiencies. We accomplish this currently through two channels: our primary outsourced portal businesses and our software & services businesses. In our primary outsourced portal businesses, we generally enter into multi-year contracts with state and local governments to design, build, and operate internet-based solutions on an enterprise-wide basis on a government's behalf. These digital government solutions allow businesses and citizens to access government information online via a variety of connected devices and complete secure transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. The business model supporting most of our long-term contracts is a transaction-based business model where we absorb the costs to build the technical infrastructure and develop digital government services. After a service has launched, we and our government partners share a portion of the fees generated from the online transactions, which are paid by the end users of the service. Our government partners benefit by reducing their financial and technological risks, increasing their operational efficiencies, avoiding costs and gaining a centralized, customer focused presence on the internet, while businesses and citizens receive a faster, more convenient, and more cost-effective means to interact with government. We are typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the digital government solutions.

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

Our software & services businesses primarily include our subsidiaries that provide software development and digital government services, other than outsourced on an enterprise-wide basis, to state and local governments as well as federal agencies.

Segment Information

Our Outsourced Portals segment is our only reportable segment and generally includes our subsidiaries that provide digital government services on an enterprise-wide basis for state and local governments. The Other Software & Services category primarily includes our subsidiaries that provide software development, payment processing and other digital government services, other than outsourced on an enterprise-wide basis, to state and local governments as well as federal agencies. For additional information relating to our reportable and operating segments, refer to Note 13, Reportable Segments and Related Information, to the Consolidated Financial Statements.

Industry Background

The market for business-to-government and citizen-to-government transactions

Government regulation of commercial and consumer activities requires billions of transactions and exchanges of large volumes of information between government agencies and the businesses they regulate and the citizens they serve. These transactions and exchanges include, but are not limited to, motor vehicle driver history record retrieval, motor vehicle registrations, tax returns, permit applications and requests for government-gathered information. Government agencies typically defray the cost of processing these transactions and of storing, retrieving, and distributing information through a combination of general tax revenues, service fees and charges for direct access to public records.

The limits of traditional government transaction methods

Traditionally, government agencies have transacted, and in many cases, continue to transact, with businesses and citizens using processes that are inconvenient and labor-intensive, require extensive paperwork, and use outmoded technology and security procedures and large amounts of scarce staff resources. Transactions and information requests are often made in person or by mail, which increases the potential for the compromise of sensitive personal information or errors that require revisions and follow-ups, particularly if the transactions and information requested are processed manually. Even newer methods rely on multiple systems and potentially incompatible data formats and require significant expertise and expenditures to introduce and maintain. As a result, businesses and citizens often have no choice but to face costly delays to complete essential tasks. These delays include waiting in line at a government agency, for answers by telephone, for responses by mail, or for payments by check. In addition, government agencies may not use modern secure methods of online payment, leaving businesses and citizens unable to pay certain fees online or at the counter using credit/debit cards or electronic checks, or government agencies may require advance payments rather than payments from monthly billing. Businesses and citizens encounter further inconvenience and delay because they can usually work with government agencies only during normal business hours. Even when online alternatives are available, they often require a cumbersome process of multiple contacts with different government agencies or offer a limited number of payment methods. Increases in the level of economic activity and in the population have exacerbated these problems and increased the demand for new services.

Challenges to the implementation of digital government services

Despite the potential benefits of digital government services, barriers to creating successful internet-based services may preclude governments from implementing them. Some of these barriers are similar to those the private sector encounters, including:

•	the high cost of implementing and maintaining secure infrastructure in a budget-constrained environment;

•	the need to quickly assess the requirements of potential customers and cost-effectively design and implement digital government services that are tailored to meet these requirements;

•	the intense competition for qualified technical personnel; and

•	the need for updated internet and mobile friendly payment methods, that are secure and compliant with Payment Card Industry Data Security Standards (“PCI DSS”).

Governments also face some unique challenges that exacerbate the difficulty of advancing digital services, including:

•	lengthy and potentially politically charged appropriations processes that make it difficult for governments to acquire resources and to develop digital services quickly;

•	a diverse and substantially autonomous group of government agencies that have adopted varying and fragmented approaches to providing information and transactions online;

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

We believe many private sector service providers generally do not address the unique requirements of digital government services. Most service providers do not fully understand and are not well-equipped to deal with the unique political, regulatory and security environments of governments. These providers, including large systems integrators, frequently take a time-and-materials, project-based pricing approach or provide “off-the-shelf” solutions, often designed for other industries that may not adequately address the needs of government.

What We Provide to Governments

We provide digital government services designed to meet the needs of governments, businesses and citizens. The key elements of our service delivery are:

Customer-focused, one-stop government

Using our marketing and technical expertise and our government experience, we generally design, build, and operate digital government services for our government partners that are designed to meet their needs as well as those of the businesses and citizens they serve. Our enterprise-wide portals are designed to create a single point of presence online that allows businesses and citizens to reach every government agency in a specific jurisdiction from one online location. We strive to employ a common look and feel for all government agencies associated with each state’s internet-based solutions and make them useful, appealing and easy to use. We also develop applications that allow businesses and citizens to complete processes that have traditionally required separate offline interactions with several different government agencies or older generation electronic access. These applications permit businesses and citizens to conduct transactions with government agencies and to obtain information 24 hours per day and seven days per week using the latest technology and payment methods. We also help our government partners generate awareness and educate businesses and citizens about the availability and potential benefits of digital government services.

Compelling and flexible financial models for governments

With our business model, we allow governments to implement digital government services at minimal cost and risk. We take on the responsibility and cost of designing, building and operating digital government services, with minimal use of government resources. We employ our technological resources and accumulated expertise to help governments avoid the risks of selecting and investing in new and often untested technologies that may be implemented by unproven third-party providers. We implement our services rapidly, efficiently and accurately, using our well-tested and reliable infrastructure and processes. Once we establish a portal and the associated applications, we typically manage transaction flows, data exchange and payment processing, and we fund ongoing costs from the fees received from end users, who access information and conduct transactions through the portal. We are also able to provide specific fee-based applications, software-as-a-service (“SaaS”) solutions and other digital solutions to governments who cannot or do not wish to use a transaction-based funding model.

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

Outsourced Government Contracts

State enterprise-wide contracts

The following is a summary of the state contracts through which the Company generates meaningful revenue and has been contracted to provide enterprise-wide digital government services to multiple government agencies:

NIC Enterprise Contract	State	Year Services Commenced	Contract Expiration Date	Renewal Options Through
NICUSA, IL Division	Illinois	2017	6/29/2023	6/29/2027
Louisiana Interactive, LLC	Louisiana	2015	1/28/2020
Connecticut Interactive, LLC	Connecticut	2014	1/9/2020
Wisconsin Interactive Network, LLC	Wisconsin	2013	5/12/2021	5/13/2023
Pennsylvania Interactive, LLC	Pennsylvania	2012	11/30/2019	11/30/2022
NICUSA, OR Division	Oregon	2011	11/22/2021
NICUSA, MD Division	Maryland	2011	8/10/2019
Mississippi Interactive, LLC	Mississippi	2011	12/31/2019	12/31/2021
New Jersey Interactive, LLC	New Jersey	2009	4/30/2020	4/30/2022
West Virginia Interactive, LLC	West Virginia	2007	6/30/2021	6/30/2024
Vermont Information Consortium, LLC	Vermont	2006	6/8/2019
Colorado Interactive, LLC	Colorado	2005	4/30/2022	4/30/2023
South Carolina Interactive, LLC	South Carolina	2005	7/15/2019	7/15/2021
Kentucky Interactive, LLC	Kentucky	2003	8/31/2020
Alabama Interactive, LLC	Alabama	2002	3/19/2020	3/19/2022
Rhode Island Interactive, LLC	Rhode Island	2001	7/1/2019
Oklahoma Interactive, LLC	Oklahoma	2001	3/31/2020
Montana Interactive, LLC	Montana	2001	12/31/2019	12/31/2020
Hawaii Information Consortium, LLC	Hawaii	2000	1/3/2020
Idaho Information Consortium, LLC	Idaho	2000	6/30/2019
Utah Interactive, LLC	Utah	1999	6/5/2019
Maine Information Network, LLC	Maine	1999	6/30/2020
Arkansas Information Consortium, LLC	Arkansas	1997	6/30/2019
Indiana Interactive, LLC	Indiana	1995	10/24/2021
Nebraska Interactive, LLC	Nebraska	1995	3/31/2024	3/31/2026
Kansas Information Consortium, LLC	Kansas	1992	12/31/2022	12/31/2026

Our state master contracts typically authorize our subsidiaries to design, build and operate a wide range of digital government services that facilitate interactions between government agencies and businesses or citizens. These are typically multi-year contracts that permit any state agency to engage our local subsidiary to develop and provide digital services by executing a statement of work, subject to the approval and oversight of our master contract partner or an oversight authority established by the master contract or applicable law. In many cases, our subsidiaries are also able to use these contracts to provide services for county and city governments within the state. Under the transaction-funded business model most commonly contemplated in these master contracts, our subsidiaries earn revenue through transaction fees paid by users in exchange for access to the services that we provide. These charges support the operation and maintenance of the services, as well as compensate our subsidiaries for the up-front investment and ongoing costs incurred in developing and maintaining the services, all costs that would otherwise be incurred by the state. Our subsidiaries also utilize a portion of the revenue from these fees to develop additional digital government services that cannot be supported through transaction-based funding, either because the service would not have sufficient use, or the type of service is not compatible with charging a fee.

We typically own the intellectual property in connection with the applications we develop under our state enterprise-wide contracts. After completion of a defined contract term, our government partner typically receives a perpetual, royalty-free license to use the applications and digital government services we built only in its own state. However, certain proprietary customer management, billing, and payment processing software applications that we have developed and standardized centrally and that are utilized by our portal businesses, are provided to the vast majority of our government partners on a SaaS basis, and thus would not be included in any royalty-free license. If our contract expires after a defined term or if our contract is terminated by our government partner for cause, the government partner would be entitled to take over the services in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. In our portal business we also provide services to certain states (New Mexico and Texas) where we do not maintain an enterprise-wide digital government services contract. In some cases, we enter into contracts to provide application development and portal management services to governments in exchange for an agreed-upon fee.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 15 contracts under which we provide enterprise-wide digital government services, as well as our contract with the Federal Motor Carrier Safety Administration ("FMCSA"), can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 45% of our total consolidated revenues for the year ended December 31, 2018. In the event any of these contracts are terminated without cause, the terms of the respective contract may require the government to pay us a fee in order to continue to use our applications in its portal.

Outsourced federal contract

Our subsidiary, NIC Federal, LLC (“NIC Federal”), within our software & services business, has a contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the Company’s transaction-based business model. In February 2019, the FMCSA extended the current contract through August 27, 2019, which includes three six-month renewal options.

The loss of the contract as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of this contract.

Expiring contracts

We currently have 10 contracts under which we provide enterprise-wide digital government services, as well as our contract with the FMCSA, that have expiration dates within the 12-month period following December 31, 2018. Although certain of these contracts have renewal provisions, any renewal is at the option of our government partners, who may choose to not renew the contract, to re-open bidding for the services, to take over the services in place and provide services internally, or to allow individual government agencies to retain the services of their own providers. Collectively, revenues generated from these contracts represented approximately 31% of our total consolidated revenues for the year ended December 31, 2018. As described above, if a contract expires after a defined term, the government partner would be entitled to take over the services in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

As previously disclosed, Texas NICUSA, LLC (“Texas NICUSA”) was selected to provide payment processing services set forth in the Texas.gov 3.0 Procurement RFO (the “Texas RFO”) but was not selected to provide enterprise-wide services for portal operations, maintenance and development. The legacy contract between the state of Texas and Texas NICUSA expired on August 31, 2018 and the new payment processing services contract commenced on September 1, 2018. The legacy Texas contract accounted for approximately 14%, 20% and 20% of our total consolidated revenues for the years ended December 31, 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, revenues from the legacy Texas contract were approximately $49.0 million, $65.7 million and $62.2 million, respectively.
The contract under which our subsidiary, NICUSA Inc. (“NICUSA”), managed digital government services for the state of Tennessee expired on March 31, 2017. For the years ended December 31, 2017 and 2016, revenues from the Tennessee contract were approximately $1.8 million and $7.5 million, respectively.

The contract under which our subsidiary, Iowa Interactive, LLC (“II”), managed digital government services for the state of Iowa expired on June 30, 2016. II provided transition services as required by the contract through November 30, 2016. For the year ended December 31, 2016, revenues from the Iowa contract were approximately $1.6 million.

Sources of Revenues

We currently earn revenues from three main sources: transaction-based fees, software development and services and portal management. Each of these revenue types are further described below.

•	Transaction-based:

▪
IGS: our portal business earns transaction-based fees, which are generally recurring, from interactive government services, referred to as IGS, from sources other than digital access to motor vehicle driver history records, for transactions conducted by business users and consumer users through our services.

▪
DHR: our portal business earns transaction-based fees, which are generally recurring, from driver history records, referred to as DHR, for providing digital access to motor vehicle driver history records from our partner states to data resellers, insurance companies, and other pre-authorized customers on behalf of our state partners.

▪
Other: our software & services business earns a significant portion of its revenues from transaction-based fees, which are generally recurring, most notably via NIC Federal's contract with the FMCSA to develop and manage the PSP for motor carriers nationwide.

•
Software development and services: we earn revenues from the performance of software development projects and other time and materials services for our government partners. While we actively market these services, they do not have the same degree of predictability as our transaction-based or portal management revenues and are generally not recurring.

•	Portal management: we earn revenues, which are generally recurring, from the performance of fixed fee portal management services for our government partner in the state of Indiana.

The following table reflects the underlying sources of revenues as a percentage of total consolidated revenues for the years ended December 31:

Percentage of Revenues:	2018	2017	2016
Transaction-based	95%	95%	94%
Software development & services	4%	3%	4%
Portal management	1%	2%	2%

The following table identifies each type of service, consumer and state that accounted for 10% or more of our total consolidated revenues in any of the past three years:

	Percentage of Total Consolidated Revenues
	2018	2017	2016
Type of Service
Motor Vehicle Driver History Record Retrieval	29%	31%	33%
(This is the highest volume, most commercially valuable service the Company offers)

Motor Vehicle Registrations	14%	14%	14%

Consumer
LexisNexis Risk Solutions	19%	19%	22%
(Resells motor vehicle driver history records to the insurance industry)

State Partner
Texas	17%	20%	20%
(2018 consists of the legacy and new payment processing contracts)
Our government partners enter into contracts with data resellers, including various contracts with LexisNexis Risk Solutions, which are generally self-renewing until canceled by one side or the other, and generally may be terminated at any time after a 30-day notice. These contracts may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, these contracts are immediately terminable if the state statute allowing for the public release of these records is repealed.

Service Offerings

We work with our state and local government partners to develop, manage, and enhance comprehensive, enterprise-wide, digital government services for their constituents. Our enterprise-wide portals are designed to provide user-friendly, convenient, secure multi-channel access, including mobile access, to in-demand government information and services, and include numerous fee-based transaction services and applications that we have developed. These fee-based services and applications allow businesses and citizens to access constantly changing government information and to file necessary government documents. The types of services and the fees charged vary according to the unique preferences of that jurisdiction. To reduce the frustration businesses and citizens often encounter when dealing with multiple government agencies, we handle cross-agency communications whenever feasible and shield businesses and citizens from the complexity of older, mainframe-based systems that agencies commonly use, creating an intuitive and efficient interaction with governments. We also provide industry-compliant payment processing systems that accommodate credit/debit cards and electronic checks, as applicable. Some of the higher volume and in-demand digital government services we offer in different jurisdictions include:

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
Prescription Drug Monitoring
Tracks the prescribing and dispensing of controlled substances. Consolidates disparate information representing treatment options, education, enforcement and regulatory requirements, and prescriber patterns and volumes.
Hospitals, clinics, doctors, law enforcement, governments
Professional License Renewal	Permits professionals to renew their licenses online using a credit/debit card.	Attorneys, doctors, nurses, architects, and other licensed professionals
Secretary of State Business Searches	Allows users to access filings of corporations, partnerships, and other entities, including charter documents.	Attorneys, lenders
Temporary Vehicle Tags	Records temporary vehicle tag registration of a newly purchased car in real time with the state and issues a customized temporary plate for display on the vehicle.	Automobile dealerships, citizens, law enforcement

Uniform Commercial Code (UCC) Searches and Filings	Permits searches of the UCC database to verify financial liens and permits filings of secured financial documents.	Attorneys, lenders
Vehicle Title, Lien & Registration	Provides controlled interactive title, registration, and lien database access. Permits citizens to renew their vehicle registrations online.	Insurance companies, lenders, citizens
Vital Records	Provides authorized access to birth, death, marriage, domestic partnership and civil union certificates.	Citizens

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

Technology and Operations

For more than 25 years, we have made substantial investments in the development of internet-based and mobile applications and operations specifically designed to allow businesses and citizens to transact with and receive information from governments online. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the internet, internet security, web-to-legacy system integration, web-to-mainframe integration, web-to-mobile integration, database design, website administration, web page development and payment processing. Within this scope, we have developed and implemented a comprehensive framework for governments, and a broad array of stand-alone configurable platforms and products along with services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored digital government services that keep our partners on the forefront of technology.

Each of our government partners has unique priorities and needs in the development of its digital government services. More than half of our employees work in the internet services, application development and technology operations areas, and most are focused on a single government partner’s technology needs. Our employees develop an understanding of a specific government’s application priorities, technical profiles and information technology personnel and management. At the same time, our development directors are trained by experienced technical staff from our other operations, and there is frequent communication and collaboration, which ensures that our government partners can make use of the most advanced digital government services we have developed throughout our organization.

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

Finally, we have designed our digital government solutions and services to be compatible with virtually any existing system and to be rapidly deployable. To enable speed and efficiency of deployment, we license commercially available technology whenever possible and focus on the integration and configuration of these “off-the-shelf” hardware and software components when necessary. While we expect that commercially licensed technology will continue to be available at reasonable costs, there can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party technology and applications for future services. While we do not believe that any one individual technology or application we license is material to our business, changes in or the loss of third-party licenses could lead to a material increase in the costs of licensing or to our products becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development or procurement costs to help ensure continued performance of our services.

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

Competition

Historically, we have not faced significant competition from companies vying to provide transaction-funded enterprise-wide digital services to governments; however, we face intense competition from companies providing point solutions and platforms to individual government agencies. We believe that the principal factors upon which our businesses compete are:

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

Additionally, in some geographic areas, we may face agency-level competition from firms with established reputations and political relationships with potential government partners. Examples of companies that may compete and/or currently compete with us at the enterprise and agency level are the following:

•	traditional large systems integrators and consulting firms, including Deloitte, Accenture, IBM, CGI and Unisys;

•	traditional large software applications developers, including Microsoft and Oracle;

•	digital transaction payment processors, including ACI Worldwide, Inc. and Link2Gov Corp;

•	software application developers, including Accela, FAST Enterprises and GCR Inc.; and

•	other niche providers, such as Aspira, Sovereign Sportsman Solutions, Brandt Information Services and Appriss.

Seasonality

The use of some of our digital government services is seasonal, particularly the accessing of motor vehicle driver history records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the lower number of business days in this quarter and a lower volume of transactions during the holiday periods.

Employees

As of December 31, 2018, we had approximately 920 full-time employees, of which approximately 320 were working in corporate operations and approximately 600 were in our outsourced portal and software & services businesses. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. We also employ independent contractors to support our application development, marketing, sales and administrative departments. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

Our enterprise-wide contracts typically have multi-year terms with provisions for renewals for various periods at the option of the government. In addition, we have a limited number of other contracts with government agencies through which we provide digital government services.

A government typically has the option to terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in our contracts.

We currently have 15 contracts under which we provide enterprise-wide digital government services, as well as our contract with the FMCSA, that can be terminated by the other party without cause upon a specified period of notice. Collectively, revenues generated from these contracts represented approximately 45% of our total consolidated revenues for the year ended December 31, 2018. If any of these contracts are terminated without cause, the terms of the respective contract may require the government to pay us a fee to continue to use our applications in its portal.

In addition, we currently have 10 contracts under which we provide enterprise-wide digital government services, as well as our contract with the FMCSA, that have expiration dates within the 12-month period following December 31, 2018. Although certain of these contracts have renewal provisions, any renewal is at the option of our government partners, who may choose to not renew the contract, to re-open bidding for the services, to take over the services in place and provide services internally, or to allow individual government agencies to retain the services of their own providers. Collectively, revenues generated from these contracts represented approximately 31% of our total consolidated revenues for the year ended December 31, 2018. If a contract expires after a defined term, the government partner would be entitled to take over the services in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

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

Security breaches or unauthorized access to payment information (including credit/debit card data) personal information (including personal health information) or any other sensitive data subject to state and federal laws that we or our service providers store, process, use or transmit for our business may harm our reputation, cause service disruptions and adversely affect our business and results of operations.

A significant challenge to electronic commerce is the secure transmission of payment information and/or personal information over information technology networks and systems which process, transmit and store electronic information, and manage or support a variety of business processes. The collection, maintenance, use, disclosure, and disposal of payment information and personal information by our businesses are regulated at state and federal levels, and cybersecurity legislation, executive orders and reporting requirements continue to evolve and become more complex. Because we either directly or indirectly through service providers (i) provide the electronic transmission of sensitive and personal information released from and filed with various government entities and (ii) perform online payment and electronic check processing services, we face the risk of a security breach. These security breaches could take place through system attacks, hacking events, acts of vandalism or theft, malware, viruses, human errors, catastrophes or other unforeseen events that could lead to significant disruptions or compromises of information technology networks and systems or the unauthorized release or use of payment information or personal information. Additionally, vulnerabilities in the security of our own internal systems or those of our service providers could compromise the confidentiality of, or result in unauthorized access to, personal information of our employees.

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

In addition, any noncompliance with privacy laws or a security breach involving the misappropriation, loss or other unauthorized access, use or disclosure of payment information or personal information, or other significant disruption involving our information technology networks and systems, or those of our service providers (whether or not caused by a breach of our contractual obligations or our negligence), may lead to substantial costs and other consequences, which may include negative publicity, impair our ability to conduct our business, subject us to private litigation and government investigations and enforcement actions and cause us to incur potentially significant liability, damages or remediation costs, increased cybersecurity protection costs, lost revenues, increased insurance premiums and damage to our stock price and long-term stockholder value. It may also cause the governments with whom we contract to lose confidence in us, any of which may cause the termination or modification of our government contracts and impair our ability to win future contracts. Actual or anticipated attacks and risks affecting our own, our service providers’ or our government partners’ environment may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to train employees, and to engage third-party security experts and consultants. Although we maintain insurance coverage that, subject to policy terms and conditions and subject to a retention, is designed to address certain aspects of security and privacy liability, such insurance coverage may be insufficient to cover or protect against the costs, liabilities, and other adverse effects arising from a security breach or system disruption. If we fail to reasonably maintain the security of confidential information, we may also suffer significant reputational and financial losses and our results of operations, cash flows, financial condition, and liquidity may be adversely affected.

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

•
the potential need for governments to draft and adopt specific legislation before they can circulate a request for proposal (“RFP”) to which we can respond or before they can otherwise award a contract or provide a new digital service, and the risk that enabling legislation previously adopted to establish our contract or to otherwise benefit us could be challenged, reinterpreted, repealed or modified;

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

•
government budget deficits and appropriation approval processes and periods, either of which could cause governments to curtail spending on services, including time and materials-based fees for application development or fixed fees for portal management, which constituted approximately 4% and 1% of total consolidated revenues, respectively, for the year ended December 31, 2018.

Each of these risks is outside of our control and could result in harm to our business, results of operations, cash flows, and financial condition.

Because many of our contracts grant our government partners fully paid, perpetual licenses to use and modify certain applications and digital government services we develop, upon a termination by them for cause or the natural expiration of our portal contracts, many of our government partners could elect to take over the operation and maintenance of our applications themselves or hire a competitor to operate and maintain such applications. Any such decision to do so could adversely affect our revenues and profits.

After termination for cause or the natural expiration of our contracts, it is possible that governments and their contractors may operate services themselves using the perpetual use license we typically are contractually obligated to provide to them. This license generally permits the government to use and modify the applications and digital government services we have developed for them on a perpetual, royalty-free basis (excluding certain proprietary applications that we provide on a SaaS basis). This perpetual use license could make it easier and more cost effective for our government partners to elect not to enter into a new contract with us after the expiration of one of our contracts. Any such election could adversely affect our revenues and profits. Additionally, anyone using our applications and digital government services may inadvertently allow our intellectual property or other information to fall into the hands of third parties, including our competitors. If a contract is terminated prior to the natural expiration of the term without cause, the terms of the respective contract typically require the government to pay a fee to us to continue to use our applications in its state.

Our ability to grow revenues may be limited by the number of governments and government agencies that choose to provide digital government solutions using our business model and by the finite number of governments with which we may contract for our digital government solutions.

Our revenues are generated principally from contracts with state governments and government agencies within a state to provide digital government solutions on behalf of those government entities, and to complete transactions and distribute public information digitally. The growth in our revenues largely depends on government entities adopting our business model. We cannot ensure that government entities will choose to provide digital government services or continue to provide digital government services at current levels, or that they will provide such services with private assistance or by adopting our model. Generally, under our enterprise-wide transaction-based business model, we initially generate a high proportion of our revenues from the transaction-based services we provide on behalf of a limited number of government agencies within a state, while other agencies consider participating in the portal. If any of our partner agencies within a state are dissatisfied with even one of the many services we provide, it may negatively affect our ability to convince additional agencies to partner with us or retain our enterprise agreement. The failure to secure contracts with certain government agencies, particularly those agencies that control motor vehicle driver history records, could result in revenue levels insufficient to support our operations on a self-sustained, profitable basis.

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

We earn a high proportion of our revenues and related accounts receivable from a limited number of services and customers. A significant portion of our revenues is derived from data resellers’ use of our services to access motor vehicle driver history records for the automobile insurance industry. Transaction-based fees charged for access to motor vehicle driver history records in various states accounted for approximately 29% of our total consolidated revenues for the year ended December 31, 2018. One of these data resellers, LexisNexis Risk Solutions, accounted for approximately 19% of our total consolidated revenues during this period, or approximately three-quarters of our revenues from motor vehicle driver history records. In addition, approximately 15% of our consolidated accounts receivable were from LexisNexis Risk Solutions at December 31, 2018. While fees charged for access to motor vehicle driver history records are currently expected to continue to account for a significant portion of our consolidated revenues for the foreseeable future, regulatory changes or the development or increased use of alternative information sources, such as credit scoring, could materially reduce our revenues from this service. Our contracts with data resellers generally may be terminated at any time after a 30-day notice and may be terminated immediately at the option of any party in certain circumstances. Furthermore, our credit risk may increase in the event any data resellers experience liquidity or solvency issues. We generally do not require collateral to secure accounts receivable.

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

The continued efficiency and proper functionality of our or our service providers’ technical systems, platforms, and operational infrastructure is integral to our performance. As we grow, we continue to purchase equipment and upgrade our technology and network infrastructure to handle increased traffic on the digital government services we operate. We may experience occasional system interruptions and delays that make digital government services unavailable or slow to respond and prevent businesses and citizens from accessing information to which we provide access and services we operate. Any such interruptions or delays in the future could cause users to stop using the services we operate and could cause our government partners to penalize us financially or terminate agreements with us. Our operations, systems and platforms, or those of our service providers, may also be disrupted or fail due to catastrophic events such as natural disasters, telecommunications failures, power outages, cyber-attacks, terrorist attacks, acts of war or other catastrophic events. If any of these circumstances occurred, our business could be harmed.

The majority of our technology infrastructure and applications are hosted at leased data centers operated by a third-party on servers we own, with a near real-time backup at a similar facility in a different geographic region of the country. Some of our technology infrastructure and applications are physically hosted in each jurisdiction in which we operate on servers that we own or lease, or in a third-party provided cloud environment. Data center servers are virtually segmented by government partner while housing more than one government partner’s services. An outage in one of the servers hosted outside one of the data centers could affect that government partner’s services. An outage at both of our leased data centers, or at one data center and to the connection to our backup facility, could affect more than one government partner’s services. Any of these system failures could harm our business, results of operations, cash flows, and financial condition. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures of or interruptions in our systems.

Our business will be adversely affected if we are unable to hire, integrate, train, or retain the qualified personnel needed to operate our business.

Our future success will depend, in part, on the efforts of our executive officers and other key employees, most of whom have extensive experience with us and in our industry. The loss of any of our executives or key employees, even with an adequate succession plan, could harm our business. In addition, we may need to hire personnel for new operations in jurisdictions in which we may obtain contracts. We may not be able to retain our current key employees or attract, integrate, or retain other qualified employees in the future. If we do not succeed in attracting new personnel, particularly in the competitive market for information technology professionals, or succeed in integrating, retaining, and motivating our current personnel, our business could be harmed. In addition, new employees generally require substantial training in the presentation, policies, and positioning of our services. This training will require substantial resources and management attention.

Increases in credit/debit card association and automated clearing house fees may result in lower transaction volumes and/or a reduction in our earnings.

From time to time, credit/debit card and electronic check processors increase the fees (interchange and assessment fees) that they charge companies such as us. We could attempt to pass these increases along to citizens and businesses, but this might result in the loss of those customers or lower transaction volumes. If we elect not to pass along such increased fees to citizens and businesses in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our earnings and profit margins.

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

•	The pursuit of acquisitions and execution of integration plans may divert the attention of our management from other key responsibilities;

•	We may fail to successfully integrate the business and financial operations, business culture, services, intellectual property, solutions or personnel of an acquired business;

•	We may assume unanticipated liabilities and contingencies;

•	We may substantially reduce our cash position, become significantly leveraged because of incurring debt or issue additional equity to finance one or more acquisitions; and

•	Our earnings per share may be diluted because of acquisitions.

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

We are required to comply with the Payment Card Industry’s Data Security Standards (“PCI DSS”) and the rules and standards promulgated by the National Automated Clearing House Association (“NACHA”) because we provide online payment and electronic check processing services. We may become potentially liable if we fail to handle transactions in accordance with these rules, or for failing to return funds within the prescribed time frame to the bank account of the person or entity disputing our authorization to debit those funds, before the dispute regarding our authorization is resolved. Our agreements with governmental agencies at the federal, state, and local levels transfer this obligation for rapid funds return during dispute resolution to the government agencies affected, but in the event that such return does not happen, we may be potentially liable notwithstanding the government’s failure, and we may not be able to obtain reimbursement from the government involved or from the individual user or entity that initiated the debit without authorization. If this were to happen, our business, results of operations, cash flows, and financial condition may be adversely affected. Our credit card and electronic check processing is also subject to the applicable rules of the card association or clearinghouse and applicable law. Additionally, in certain jurisdictions we are or may become subject to laws governing money transmitters and anti-money laundering for certain services we offer. If our interpretations, or those of our government partners, of any laws, rules, regulations, or standards are determined to be incorrect, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide certain of our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices. If we were unable to accept payment cards or process checks electronically, our business would be negatively impacted. Even if we are not forced to change our business practices, the costs of compliance and obtaining necessary licenses and regulatory approvals could be substantial.

We may become liable for violations of the Driver Privacy Protection Act as adopted federally or in each state.

We act as an outsourced manager on behalf of states, for electronic access to records pertaining to motor vehicles and motor vehicle operators (driver history records) by users and certain permitted resellers. These records are the largest group of records for which we process electronic access for state agencies and are processed in most of our portal states. These records contain “personal information” and “sensitive personal information” as defined by the federal Driver Privacy Protection Act, and state versions of that Act adopted in every state (collectively, the “DPPA”). The DPPA regulates categories and circumstances under which “personal information” and “sensitive personal information” may be disclosed to requesters.

Each state has procedures for complying with the DPPA, and such procedures may vary from state to state. We closely follow each state’s compliance procedures for general access, with our electronic access. If we fail to follow such procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, our business, results of operations, cash flows, and financial condition may be adversely affected. The DPPA permits statutory damages to be awarded to the subjects of such records, even without proof of actual damage, for certain infringements or violations of the DPPA. We may be potentially liable for such damages in such instances, and we may have no recourse against the state.

We may become liable for violations of certain laws applicable to privacy of health information concerning individuals.

Some of our business services involve the collection, transmission and use of an individual’s protected health information or other sensitive personal information, which may be subject to the Health Insurance Portability and Accountability Act ("HIPAA") or other state privacy and security laws and regulations. In some cases, we also use aggregated and de-identified data as defined by HIPAA for analytical purposes, particularly related to improving the quality of services we provide. At the federal level, HIPAA imposes extensive privacy and security requirements governing the transmission, use and disclosure of health information. These increasingly complex laws, regulations and industry requirements are subject to change and compliance with them may result in significant expenses associated with increased operational and compliance costs, particularly as we continue to offer new services in this field. To the extent that either we or our vendors with whom we share information are found to be out of compliance with such applicable laws and regulations or experience a data security breach, we could be subject to litigation, regulatory risks, reputational harm and damages, fines or penalties. Failure to comply with federal or state statutes or regulations may also result in criminal penalties or civil sanctions.

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

The principal alternative to our model is a government-designed and managed service that utilizes other vendors’ technologies, products, and services. Companies that have expertise in marketing and providing online services to government entities compete with us by further developing their services and increasing their focus on this area of their businesses. To the extent we can continue to expand our services in existing states and our contracts become more profitable, the competition in our markets may increase. Many of our potential competitors are national or international in scope and have greater resources than we do. These resources could enable our potential competitors to offer lower prices or take other measures to gain market share. Additionally, in some geographic areas, we may face competition from firms with established reputations and political relationships with potential government partners. If we do not compete effectively or if we experience any pricing pressures, reduced profit margins or loss of market share, our business, results of operations, cash flows, and financial condition may be adversely affected.

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

Because we have certain contracts that contain indemnification provisions, we may suffer monetary liability and damages if claims arise under such contracts. In addition, any failure to meet our obligations under a contract, regardless of whether there is a claim for which we are liable, may result in reputational damage.

Performance deficiencies by us or our third-party vendors, including subcontractors, could result in a default under one or more of our contracts, which could expose us to liability and have an adverse effect on our business prospects, on our financial condition, and on our ability to compete for future contracts. Further, under certain contracts, we are required to fully indemnify our government partners against claims arising from our performance or the performance of our third-party vendors, including subcontractors. If we fail to meet our contractual obligations, if our performance or our third-party vendors’ performance gives rise to claims, if our government partners are otherwise held liable for claims related to the services provided under our contracts, or if our government partners seek to hold us liable for claims or damages related to the services provided under our contracts, we could be subject to legal liability, monetary damages and loss of customer relationships. Additionally, in many of our contracts, our government partners do not indemnify us from losses related to their performance or non-performance.

Our business will suffer if we lose the right to provide access to the content filed or distributed through our digital government services or we are held liable for the content that we pass to users from government entities.

We do not own or create the content filed or distributed through the digital government services we operate. We depend on the governments with which we contract to supply information and data feeds to us on a timely basis to allow businesses and citizens to complete transactions and obtain government information. We cannot ensure that these data sources will continue to be available in the future. Government entities could terminate their contracts to provide data. Changes in regulations could mean that governments no longer collect some types of data or that the data is protected by more stringent privacy rules preventing uses now made of it. Moreover, our data sources are not always subject to exclusive agreements, so that data included in our services also may be included in those of our potential competitors. In addition, we depend upon the accuracy and reliability of government computer systems and data collection for the content distributed through the services we operate. The loss, unavailability, or inaccuracy of our data sources in the future, or the loss of our exclusive right to distribute some of the data sources, could harm our business, results of operations, cash flows, and financial condition.

Because we aggregate and digitally distribute private and sensitive public information, we may face potential liability for defamation, libel, negligence, invasion of privacy, and other claims based on the nature and content of the material that is published on or distributed through the digital government services we operate. Most of the agreements through which we obtain consent to disseminate this information do not contain indemnity provisions in our favor. These types of claims have been brought, sometimes successfully, against online services in the past. We cannot ensure that our insurance will be adequate to reimburse us for all liability that may be imposed. Any liability that is not covered by our insurance, or is in excess of our insurance coverage, could severely harm our business operations and financial condition.

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

Our future revenues and results of operations may vary significantly from quarter to quarter due to several factors, many of which are outside of our control, and any of which may harm our business. These factors include:

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

Our payment of dividends in the future is subject to several risks and uncertainties, and any failure to pay dividends in the future or any reduction in the amount of future dividend payments may adversely affect our stockholders.

Although our Board of Directors has approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, regular quarterly cash dividends, the payment of future dividends is subject to several risks and uncertainties, and we may not pay quarterly dividends in the same amounts or at all in the future. Our Board monitors and evaluates our dividend practice quarterly and may elect to increase, decrease or not pay a dividend at any time. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants associated with our line of credit. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant. Any future decisions to reduce or discontinue paying cash dividends to our stockholders could cause the trading price for our common stock to decline and could adversely affect our stockholders.

We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future.

We may become subject to claims alleging infringement of third-party intellectual property rights. Our portal contracts require us to indemnify our government partners for infringing software we build or use. Any claims could subject us to costly litigation and may require us to pay damages and develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of the alleged infringement. Licenses for such intellectual property may not be available on acceptable terms or at all. Litigation regarding intellectual property rights is common in the internet and software industries. We expect third-party infringement claims involving internet technologies and software products and services to continue to increase. If an infringement claim is filed against us, we may be prevented from using certain technologies and may incur significant costs resolving the claim. We cannot ensure that our applications and services do not infringe on the intellectual property rights of third parties. In addition, we have agreed, and expect that we may agree in the future, to indemnify certain of our partners against claims that our services infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our partners against infringement claims.

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

Our cash primarily includes cash on hand in the form of bank deposits. We maintain our cash with major financial institutions. Deposits with these financial institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2018, the amount of cash covered by FDIC deposit insurance was $8.5 million, and $183.2 million of cash was above the FDIC deposit insurance limits. These balances and our liquidity could be affected if one or more of the financial institutions with which we deposit funds fails or becomes subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of adequate access to our cash; however, we can provide no assurance that access to our liquidity will not be impacted or that we will not lose deposited funds in excess of FDIC insurance limits as a result of the failure or insolvency of any these financial institutions or adverse conditions in the financial and credit markets.

If our rate of growth accelerates, we may not effectively manage our growth, which could adversely affect our business and our results of operations.

Our growth rate may accelerate if we experience increased acceptance of our services under new or existing government contracts. If we cannot manage our growth effectively, we may not be able to coordinate the activities of our technical, accounting, and marketing staffs, and our business could be harmed. As part of our growth plan, we must implement new operational procedures and internal controls to expand, train, and manage our employees and to coordinate the operations of our various subsidiaries. If we cannot successfully implement government contracts that were recently awarded or may be awarded in the future in a timely and cost-effective manner or effectively manage the growth of the digital government services we operate, our staff, software installation and maintenance teams, offices and operations, our business and results of operations may be adversely affected.

We are subject to independent audits as requested by our government customers. Deficiencies in our performance under a government contract could result in contract termination, reputational damage, or financial penalties.

Each government entity with which we contract may have the authority to require an independent audit of our performance and financial management of contracted operations in each respective state. The scope of audits could include inspections of income statements, balance sheets, fee structures, collections practices, service levels, security practices, and our compliance with contract provisions and applicable laws, regulations, and standards. The expansion of our operations into new markets and services may further expose us to requirements and potential liabilities under additional statutes and rules that have previously not been relevant to our business. We cannot ensure that a future audit will not find any material performance deficiencies that would result in an adjustment to our revenues and result in financial penalties. Moreover, any consequent negative publicity could harm our reputation among other governments with which we would like to contract. These factors could harm our business, results of operations, cash flows, and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal administrative office occupies a total of approximately 51,000 square feet of leased space at 25501 West Valley Parkway, Suite 300, Olathe, Kansas 66061. All our subsidiaries also lease their facilities. We do not own any real property and do not currently anticipate acquiring real property or buildings in the foreseeable future.

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

Market Information

Our common stock trades on the Nasdaq Stock Market under the symbol “EGOV.”

As of February 11, 2019, there were approximately 199 holders of record of shares of our common stock.

Dividends and Share Repurchases

Refer to Note 10, Stockholders' Equity, to the Consolidated Financial Statements for further discussion regarding dividends.

During the fourth quarter of 2018, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 9, 2018	188	$14.30	N/A	N/A
October 11, 2018	637	$14.07	N/A	N/A
October 12, 2018	316	$14.16	N/A	N/A
October 13, 2018	182	$14.16	N/A	N/A
Total	1,323	$14.14	N/A	N/A

(1) In March 2018, we announced that our Board of Directors had authorized a stock buyback program allowing the Company to repurchase up to $25 million of our common stock. Share repurchases may be made in the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements and may be made under a Rule 10b5-1 plan. No purchases have been made under this program.

Performance Graph

The performance graph below compares the annual change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2013, and ending on December 31, 2018 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of: (a) the Nasdaq Composite (U.S.) Index, and (b) a Peer Group described below assuming a $100 investment on December 31, 2013. The stock price performance on the graph below is not necessarily indicative of our future stock price performance.

Comparison of Cumulative Total Return Among
NIC, Inc., Nasdaq Composite (U.S.) Index and a Peer Group

Total Return Analysis	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
NIC Inc.	$100.00	$75.54	$82.64	$105.95	$74.90	$57.61
Nasdaq Composite	$100.00	$113.40	$119.89	$128.89	$165.29	$158.87
Peer Group	$100.00	$99.64	$132.20	$131.76	$177.25	$167.61

While not all of the 14 companies in the Peer Group provide services exclusively to governments, each company has a business focus, customer focus or business model generally similar to that of NIC. The Peer Group is comprised of: ACI Worldwide, Inc. (ACIW), j2 Global, Inc. (JCOM), CoStar Group, Inc. (CSGP), Blackbaud, Inc. (BLKB), Liquidity Services, Inc. (LQDT), Tyler Technologies, Inc. (TYL), Perficient, Inc. (PRFT), Bottomline Technologies, Inc. (EPAY), DHI Group, Inc. (DHX), LogMeIn, Inc. (LOGM), Ebix, Inc. (EBIX), LivePerson, Inc. (LPSN), VASCO Data Security International, Inc. (VDSI), and Stamps.com, Inc. (STMP). As a result of being taken private in 2018, XO Group, Inc. (XOXO) was removed from the Peer Group.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statement of Income Data:
Total revenues	$344,900	$336,508	$317,915	$292,376	$272,097
Operating income before income taxes	75,060	78,337	77,858	67,295	63,014
Net income	58,269	51,614	55,833	41,979	39,058
Net income per share - basic	0.87	0.77	0.84	0.63	0.59
Net income per share - diluted	0.87	0.77	0.84	0.63	0.59
Dividends declared per share	0.32	0.32	0.65	0.55	0.50

	December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Total assets	$310,526	$295,731	$240,862	$241,237	$172,039
Long-term debt (includes current portion of notes payable/capital lease obligations)	—	—	—	—	—
Total stockholders' equity	211,689	168,242	133,903	115,806	104,137

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautions about Forward-Looking Statements

Statements in this Annual Report on Form 10-K regarding NIC Inc. and its subsidiaries (referred to herein as “the Company”, “NIC”, “we”, “our” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new portal contracts and new projects under existing portal contracts, statements of assumptions underlying such statements, statements relating to possible future dividends and statements of our intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this 2018 Annual Report on Form 10-K.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, our success in renewing existing contracts and in signing contracts with new states and with federal and state government agencies; our ability to successfully increase the adoption and use of digital government services; the possibility of security breaches or disruptions through cyber attacks or other events and any resulting liability; our ability to implement new contracts and any related technology enhancements in a timely and cost-effective manner; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; continued favorable government legislation; acceptance of digital government services by businesses and citizens; competition; general economic conditions; and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of this 2018 Annual Report on Form 10-K. Investors should read all of these discussions of risks carefully.

All forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this report. Except as may be required by law, we will not update the information in this 2018 Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

What We Do – An Executive Summary

We are a leading provider of digital government services that help governments use technology to provide a higher level of service to businesses and citizens and increase efficiencies. We accomplish this currently through two channels: our primary outsourced portal businesses and our software & services businesses.

In our primary outsourced portal business, we generally enter into contracts primarily with state and local governments to design, build, and operate internet-based digital government services on an enterprise-wide basis on their behalf. We typically enter into multi-year contracts and manage operations for each government partner through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. The internet-based digital services that we build allow businesses and citizens to access government information through multiple online channels, including mobile, and complete secure transactions. These transactions include applying for a permit, retrieving government records, or filing a government-mandated form or report. We help increase our government partners’ revenues by expanding the distribution of their information assets and increasing the number of financial transactions conducted with governments. We do this by marketing portal services and soliciting users to complete government-based transactions and to enter into subscriber contracts that permit users to access the portal and the government information contained therein in exchange for transactional and/or subscription user fees. We are typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the digital government services. Our unique business model allows us to generate revenues by sharing in the fees collected from online transactions. Our government partners benefit because they reduce their financial and technological risks, increase their operational efficiencies, avoid costs and gain a centralized, customer-focused presence on the internet, while businesses and citizens gain a faster, more convenient, and more cost-effective means to interact with governments.

On behalf of our government partners, we enter into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services we provide and the division of revenues between us and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We typically own all the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the applications and digital government services we built only in its own state. However, certain enterprise applications that we have developed and standardized centrally and that are utilized by our portal businesses, are provided to most of our government partners on a software-as-a-service (“SaaS”) basis, and thus would not be included in any royalty-free license. If our contract expires after a defined term or if our contract is terminated by our government partner for cause, the government agency would be entitled to take over the services in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. We also provide certain payment processing services to a few private sector entities and to state and local agencies in states where we do not maintain an enterprise-wide outsourced portal contract and may continue to market these services to other entities in the future. Historically, revenues from these services have not been significant, but have grown in recent years. In some cases, we enter into contracts to provide consulting, application development and portal management services to governments in exchange for an agreed-upon fee.

Our objective is to strengthen our position as the leading provider of digital government services. Key strategies to achieve this objective include:

•
Renew all current outsourced government contracts – First and foremost, we will strive to renew all currently profitable government contracts. We currently have 10 contracts under which we provide enterprise-wide digital government services, as well as our contract with the Federal Motor Carrier Safety Administration ("FMCSA"), that have expiration dates within the 12-month period following December 31, 2018.

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

•
Increase transactional revenues from our existing government portals – Part of our strategy is to increase transactional revenues from our existing government contracts by building new applications and services, taking successful applications and services and implementing them in other states and increasing the adoption of existing applications and services within each state where we operate. We intend to accomplish this with new service offerings, increased operational focus and expanded marketing initiatives. In addition, we will work closely with the governance authority for each of our government partners to evaluate the pricing of new and existing services to encourage higher usage and increase revenue streams. We plan to continue our development of new secure online transactional services that enable government agencies to interact more effectively and efficiently with businesses, citizens and other government agencies through multiple online channels, including mobile. We will continue to work with government agencies, professional associations and other organizations to better understand the current and future needs of end use customers. We will continue to work with our government partners to create awareness of the online alternatives to traditional government interactions through initiatives such as informational brochures and inclusion of website information on government communication materials. In addition, we will continue to update our partners and end user customers to highlight new government service information. We plan to work with professional associations to directly and indirectly communicate to their members the potential convenience, ease of use and other benefits of the services we offer on behalf of our government partners.

In addition to overall portal revenue growth, which includes both organic revenue growth and growth from new contracts, an important financial metric that we use to gauge our success in increasing transactional revenues in our existing portal businesses is same state revenue growth. We define same state revenues as revenues from states under contract and generating comparable revenues for two full periods.

Our long-term goal is to grow same state revenues at our historical average of approximately 8-10% per year. Same state portal revenues grew 9% in 2018 compared to 6% in 2017. Revenues from interactive government services, or IGS, primarily consist of transaction fees generated by means other than from providing electronic access to motor vehicle driver history records, or DHR. As IGS revenues continue to become a larger component of overall portal revenues, our growth in same state IGS revenues becomes more important to our overall growth as a company. Same state IGS revenues grew 11% in both 2018 and 2017.

Growth in DHR revenues is also an important factor in our goal for overall same state revenue growth. Historically, DHR price increases have been relatively infrequent, and our ability to grow same state DHR revenues has been limited, as such revenues have been driven by broader economic factors outside of our control. Absent DHR price increases, same state DHR revenue growth has historically ranged from flat to 4% per year. Same state DHR revenues increased by 3% in 2018 driven primarily by a price increase in one state, compared to 1% in 2017.

•
Continue to grow profitability – In addition to driving same state portal revenue growth, part of our strategy is to increase profitability by driving cost containment efforts throughout the Company and maintaining a lean organizational structure that fosters entrepreneurial decision-making and innovation and accentuates the potential financial leverage of our business model.

An important financial metric that we use to gauge our portal profitability is portal gross profit percentage, or gross profit rate, which is calculated by dividing portal gross profit (portal revenues minus cost of portal revenues, excluding depreciation and amortization) by portal revenues. Our portal gross profit rate was 39% in 2018, 38% in 2017 and 39% in 2016. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through reinvestment in our portal businesses (which we believe also benefits our stockholders).

We also view selling & administrative expenses, expressed as a percentage of total consolidated revenues, to be an important indicator of the relative year-over-year growth in our corporate level expenses and financial leverage of our overall business. Selling & administrative expenses as a percentage of total consolidated revenues were 16% for 2018 and 15% for 2017 and 2016.

Finally, our consolidated operating income margin (operating income before income taxes divided by total consolidated revenues) is an important measure of our overall profitability. This metric was 22% in 2018, 23% in 2017 and 24% in 2016.

Overview of Business Models and Revenue Recognition

We classify our revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category includes revenues and cost of revenues primarily from our subsidiaries operating state and local government portals on an outsourced basis. The software & services category primarily includes revenues and cost of revenues from our subsidiaries that provide software development and digital government services, other than enterprise-wide portal services, to state and local governments as well as federal agencies. We currently earn revenues from three main sources: transaction-based fees, software development fees for application development and fixed fees for portal management services.

Our outsourced portal businesses

In our outsourced state and local portal businesses, we provide continuous access to enterprise-wide digital services that allow end users to complete secure transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. Most of our portal revenues are generated from transaction-based services for IGS and DHR, which represented approximately 63% and 31% of portal revenues in 2018, respectively. Transaction-based revenues from our outsourced state portal business units are highly correlated to state population but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises, and the government entity’s development of policy and information technology infrastructure supporting digital government. Transaction-based revenues consisted of approximately 70% business-to-government transactions and 30% citizen-to-government transactions.

The highest volume, most commercially valuable service we offer in the portal business is digital access to driver history records. This service accounted for approximately 29%, 31% and 33% of our total consolidated revenues in 2018, 2017 and 2016, respectively. We currently believe that while this service will continue to be an important source of revenue, its contribution as a percentage of total consolidated revenues on an individual basis will decline modestly as other sources grow. In addition, in several of our states we offer interactive government services for online motor vehicle registration and licensing. This service accounted for approximately 14% of our total consolidated revenues in 2018, 2017 and 2016.

A primary source of revenue is derived from data resellers, such as LexisNexis Risk Solutions, which have entered into contracts with our government partners to request DHR records from the various states with which we have contracts. Under the terms of these contracts, the government partners have us provide data resellers with access to retrieve driver history records. For each state, the fee per record is the same for all entities that access DHR records. We generally earn a fixed fee based on the number of requests processed for the government partner. LexisNexis Risk Solutions, which resells these records to the auto insurance industry, accounted for approximately 19%, 19% and 22% of our total consolidated revenues in 2018, 2017 and 2016, respectively. Data reseller contracts are generally self-renewing until canceled by one side or the other, and generally may be terminated at any time after a 30-day notice. Furthermore, these contracts are immediately terminable if the state statute allowing for the public release of these records is repealed.

We charge for digital access to government services based on usage and, depending upon government policies, also on a fixed or sliding scale bulk basis. Our fees are set by negotiation with the government agencies that control the records and are typically approved by a government sanctioned oversight authority. Generally, our contracts outline the total fee to be paid by the end-user consumer, as well as our share of the fee. We have limited control over the level of fees we are permitted to retain. We recognize revenues from transactions (primarily information access fees and filing fees) as we provide access to applications and process transactions initiated by end-user consumers. We bill certain end-user consumers, including high-volume DHR data resellers to the auto insurance industry, monthly. We typically receive most payments within 25 days of billing and remit payment to governments within 30 to 45 days of the transaction. The gross fees that we collect on behalf of government agencies for data access are accrued as accounts receivable and accounts payable at the time revenue from the access of public information is recognized. We typically must remit a certain amount or percentage of these fees to government agencies regardless of whether we ultimately collect the fees. The pricing of transactions varies by the type of transaction and by state.

Our outsourced portal businesses also provide non-recurring application development services for our government partners on either a time and materials or fixed fee basis and generally recognize revenues over time as services are provided. Portal software development and services revenues represented approximately 4% of portal revenues in 2018. The remaining portal revenues consist of fixed fee portal management services for our current government partner in the state of Indiana which represented approximately 2% of portal revenues in 2018.

The majority of the costs incurred by us to obtain a contract, which primarily consist of salaries of business development employees working to obtain the contract, are fixed in nature, occur regardless of whether a contract is obtained and are expensed as incurred. We expense as incurred all employee costs to start up, operate, and maintain outsourced government portals as costs of performance under the contracts because, after the completion of a defined contract term, the government entity with which we contract typically receives a perpetual, royalty-free license to the applications we developed, except applications provided on a SaaS basis. Such costs are included in cost of portal revenues in the consolidated statements of income. Other costs to fulfill a contract such as the procurement of property and equipment and certain software development costs are accounted for under other authoritative guidance.

Our software & services businesses

In our software and services businesses, we provide digital government services, other than on an enterprise-wide basis, to state and local governments as well as federal agencies. A primary source of revenue is associated with our contract with FMSCA to develop and manage the PSP for motor carriers nationwide, using a transaction-based business model. We recognize revenues from this contract (primarily information access fees) as we provide access to the service and process transactions. Our software and services businesses also earn revenue from fixed fee and time and materials application development and outsourced maintenance contracts with other government agencies and generally recognize revenues over time as services are provided.

Critical Accounting Policies and Estimates

Many estimates and assumptions involved in the application of generally accepted accounting principles have a material impact on our reported financial condition and operating performance and on the comparability of such reported information over different reporting periods. A critical accounting policy is one which is both important and material to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often because of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. We have identified the policy below as critical to our business operations and the understanding of our results of operations. There are other items within our financial statements that require management to make estimates and assumptions, but are not deemed critical, that may affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our significant accounting policies and recent accounting pronouncements not yet adopted are described in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

Uncertain tax positions

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. We are also subject to periodic audits by government tax authorities of our income tax returns. We are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 11, Income Taxes, to the Consolidated Financial Statements for additional detail on our uncertain tax positions and related accounting policies. Had our uncertain tax positions changed by 10% from our estimated liability at December 31, 2018, the financial impact would have been approximately $0.9 million, or 1.1%, of our pretax income for the year ended December 31, 2018.

Financial Analysis of Years Ended December 31, 2018, 2017 and 2016

In this section, we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Form 10-K.

We use same state revenue growth to measure the financial performance of our state portals that generate revenues for two full comparative periods. Due to the expiration of our contract with the state of Iowa on November 30, 2016, the operating results for this state were removed from the same state category for the year ended December 31, 2016. In addition, our contract with the state of Tennessee expired on March 31, 2017; however, due to the ongoing transition of services back to the state throughout the fourth quarter of 2016, the operating results for this state were removed from the same state category for the years ended December 31, 2017 and December 31, 2016. The operating results for our Louisiana portal, which commenced on July 1, 2016, were excluded from the same state category for 2017 and 2016 because it had not generated revenues for two full comparable periods. Because our legacy Texas contract expired on August 30, 2018 and our new Texas payment processing contract commenced on September 1, 2018, operating results for this state were removed from the same state category for the year end December 31, 2018. Furthermore, our Illinois contract, which we entered into in

2017, was removed from the same state category for the years ended December 31, 2017 and 2018 because it did not generate revenues for two full comparable periods.

Results of Operations

Key Financial Metrics	2018	2017	2016
Revenue growth - portals	3%	5%	9%
Same state revenue growth - portals	9%	6%	8%
Recurring portal revenue as a % of total portal revenues	96%	97%	96%
Gross profit % - portals	39%	38%	39%
Revenue growth - software & services	(3)%	20%	11%
Gross profit % - software & services	63%	65%	72%
Selling & administrative expenses as a % of total revenues	16%	15%	15%
Operating income margin % (operating income as a % of total revenues)	22%	23%	24%

Portal Revenues

In the analysis below, we have categorized our portal revenues according to the underlying source of revenue, with the corresponding percentage change from the prior year period.

				Percent Change
(dollar amounts in thousands)	2018	2017	2016	2018 vs 2017	2017 vs 2016
IGS	$203,247	$192,200	$174,470	6%	10%
DHR	100,241	103,899	105,463	(4)%	(1)%
Software development and services	12,146	10,180	11,965	19%	(15)%
Portal management	4,950	5,072	5,100	(2)%	(1)%
Total	$320,584	$311,351	$296,998	3%	5%

Portal revenues in 2018 increased 3%, or approximately $9.2 million, over 2017, mainly driven by a 9% increase in same state portal revenues and an $8.1 million increase in revenues from our new Texas payment processing contract. These increases were partially offset by a $16.7 million decrease in revenues from the legacy Texas portal contract, which expired on August 31, 2018 and a $1.8 million decrease in revenues from the legacy Tennessee portal contract, which expired on March 31, 2017. We currently expect total portal revenues to decline modestly in 2019 due mainly to the transition to the new Texas payment processing contract, which has significantly lower annual revenues than the legacy Texas portal contract. However, we currently expect same state revenues to grow approximately 8-10% in 2019, and combined with the new Texas payment processing contract, which we currently expect will generate approximately $24 million in revenues in 2019, should offset much of the loss in revenues from the legacy Texas portal contract.

The 9% increase in same state portal revenues in 2018 was mainly due to higher revenues in South Carolina, Colorado, Indiana and Louisiana, among other states. Same state IGS revenues increased 11% in both 2018 and 2017. The increase in 2018 was due to higher revenues from the deployment and increased adoption of several key services, including driver's license renewals in South Carolina and motor vehicle and business registrations in Colorado, among others. Same state DHR revenues grew 3% in 2018 compared to 1% in 2017. The increase in 2018 was mainly due to a price increase in one state and higher volumes across several states. Same state portal software development and services revenues increased 27% in 2018 mainly due to higher project-based revenues in Indiana, among other states.

Portal revenues in 2017 increased 5%, or approximately $14.4 million, over 2016, mainly driven by a 6% increase in same state portal revenues, a $3.4 million increase in revenues in Louisiana and a $2.4 million increase in revenues in Illinois. These increases were partially offset by a decrease in revenues from legacy Tennessee and Iowa contracts (combined, approximately $7.3 million) due to contract expirations on March 31, 2017 and November 30, 2016, respectively.

The 6% increase in same state portal revenues in 2017 was mainly due to higher revenues in Colorado, Texas and South Carolina, among other states. Same state IGS revenues increased 11% in 2017 compared to 12% in 2016. The increase in 2017 was due to higher revenues from the deployment and increased adoption of several key services, including vehicle inspections in Texas and motor vehicle registrations in Colorado, among others. Same state DHR revenues grew 1% in 2017 compared to 2% in 2016. The increase in 2017 was mainly due to higher transaction volumes in Utah, Colorado and Wisconsin, among other states. Same state portal software development and services revenues decreased 29% in 2017 mainly due to lower project-based revenues from in Wisconsin and Indiana, among other states. This decline was partially offset by a $2.4 million increase in revenues from Illinois.

Cost of Portal Revenues

In the analysis below, we have categorized our cost of portal revenues between fixed and variable costs, with the corresponding percentage change from the prior year period:

•
Fixed costs include costs such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, telecommunications, provision for losses on accounts receivable, and all other costs associated with the provision of dedicated client service such as dedicated facilities.

•
Variable costs consist of costs that vary with our level of portal revenues and primarily include interchange fees required to process credit/debit card and automated clearinghouse transactions and, to a lesser extent, costs associated with revenue share arrangements with our state partners. A significant percentage of our IGS revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a portion of the credit/debit card transaction amount, but also must pay an associated interchange fee to the financial institution that processes the credit/debit card transaction. We earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services as they contribute favorably to our operating income growth.

				Percent Change
(dollar amounts in thousands)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Fixed costs	$108,891	$112,040	$109,670	(3)%	2%
Variable costs	86,098	79,532	70,617	8%	13%
Total	$194,989	$191,572	$180,287	2%	6%

Cost of portal revenues in 2018 increased 2%, or approximately $3.4 million, over 2017 due mainly to a 7% or approximately $13.4 million, increase in same state costs. Cost of portal revenues in 2018 from our new Texas payment processing contract and Illinois contract increased $6.2 million combined over 2017. These increases were offset by a year-over-year decrease in costs from the legacy Texas and Tennessee portal contracts totaling a combined $16.2 million.

The increase in same state cost of portal revenues in 2018 was primarily attributable to an increase in variable costs to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above.

Cost of portal revenues in 2017 increased 6%, or approximately $11.3 million, over 2016 due mainly to a 7% or approximately $12.2 million, increase in same state costs. Cost in 2017 from our Louisiana and Illinois contracts increased a combined $3.0 million over 2016. These increases were offset by a decrease in costs from the legacy Tennessee and Iowa contracts totaling $4.5 million.

The increase in same state cost of portal revenues in 2017 was primarily attributable to an increase in variable costs to process credit/debit card transactions, due mainly to higher IGS transaction volumes, as further discussed above, and, to a lesser extent, an increase in employee compensation and benefit costs.

Our portal gross profit percentage was 39% for 2018 compared to 38% for 2017 and 39% for 2016. We carefully monitor our portal gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our portal operations (which we believe also benefits our stockholders). We currently expect our portal gross profit percentage to decline modestly in 2019, due mainly to the transition to the new Texas payment processing contract, which has significantly lower revenues and profit margins than the legacy Texas portal contract.

Software and Services Revenue

In the analysis below, we have categorized our software & services revenues by business, with the corresponding percentage change from the prior year period.

				Percent Change
(dollar amounts in thousands)	2018	2017	2016	2018 vs 2017	2017 vs 2016
NIC Federal	$17,433	$18,425	$14,156	(5)%	30%
Other	6,883	6,732	6,761	2%	—%
Total	$24,316	$25,157	$20,917	(3)%	20%

Software & services revenues in 2018 decreased 3%, or approximately $0.8 million, over 2017. This decrease was primarily driven by a nonrecurring $2.8 million spike in 2017 revenues from our YourPassNow electronic park pass service for the Senior Park Pass program with the United States National Park Service. Demand for the lifetime Senior Pass increased significantly in July and August of 2017 due to a then pending legislative price increase that became effective August 28, 2017. This decrease was partially offset by a $1.3 million increase in revenues from our contract with the FMSCA because of increased adoption of the PSP. Software & services revenues in 2017 increased 20%, or approximately $4.2 million, over 2016, driven largely by revenues from YourPassNow as further described above. We also experienced higher revenues from our contract with the FMCSA in 2017 ($0.8 million increase) because of increased adoption of the PSP.

Cost of Software and Services Revenues

Cost of software & services revenues in 2018 and 2017 increased 2% and 49%, or approximately $0.2 million and $2.9 million, respectively, over the corresponding prior year periods. The increase in 2018 was primarily driven by higher NIC Federal employee compensation and benefit costs related to start-up costs associated with subcontracting work for Booz Allen Hamilton on its Recreation.gov contract. The new Recreation.gov service launched on October 1, 2018. This increase was partially offset by higher prior year costs ($1.2 million) to support the non-recurring spike in YourPassNow volumes from the Senior Park Pass program, as described above.

Our software & services gross profit percentage was 63% in 2018 and 65% in 2017 and 72% in 2016. The lower gross profit percentage in 2018 was mainly due to start-up costs associated with subcontracting work for Booz Allen Hamilton on its Recreation.gov contract as further discussed above.

Selling & Administrative

As a percentage of total consolidated revenues, selling & administrative expenses were 16% in 2018 compared to 15% in both 2017 and 2016. In 2018 and 2017, selling & administrative expenses increased 12% and 8%, or approximately $5.9 million and $3.7 million, respectively, over their corresponding prior year periods. These increases were mainly driven by higher personnel costs to support business development and enhance company-wide information technology, including the continued development of the Company's citizen-centric Gov2Go® enterprise platform and enterprise microservices platform, and by higher incentive-based compensation.

Depreciation & Amortization

Depreciation & amortization expense increased 32%, or approximately $2.2 million, in 2018, over 2017, driven primarily by the amortization of capitalized software development costs related to ongoing investments in enterprise platform solutions and $0.5 million of intangible asset amortization related to the Leap Orbit asset acquisition in 2018. See Note 5, Asset Acquisition, and Note 6, Intangible Assets, Net, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. We currently expect to pay the additional consideration of $3.5 million for the Leap Orbit acquisition in the first half of 2019 and expect the associated intangible asset amortization to approximate $2.4 million for fiscal year 2019.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The Tax Act, among other changes, reduced the statutory federal corporate income tax rate from 35% to 21%. We received the benefit of the reduced statutory federal corporate income tax rate starting January 1, 2018, which was partially offset by changes in certain deductions.

Our effective tax rate was approximately 23% in 2018 compared to 34% in 2017 and 28% in 2016. The lower tax rate in 2018 is primarily attributable to the passage of the Tax Act, as described above, partially offset by the repeal of the domestic production activities deduction.

Our effective tax rate in 2018 was higher than the statutory federal income tax rate due mainly to state income taxes, uncertain tax positions, and nondeductible expenses, partially offset by favorable benefits related to the federal research and development credit.

Our effective tax rate in 2017 was lower than the statutory federal income tax rate for 2017 due mainly to favorable benefits related to the domestic production activities deduction, the federal research and development credit, and excess tax benefits from restricted stock vestings.

Our lower effective tax rate in 2016 was due mainly to favorable benefits related to the domestic production activities deduction, the federal research and development credit and an adjustment to certain deferred tax liabilities related to a previous acquisition of a business.

For additional information, see Note 11, Income Taxes, to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Liquidity and Capital Resources

Operating activities

Net cash provided by operating activities was $69.8 million in 2018 compared to $64.8 million in 2017. The increase in 2018 was primarily driven by an increase in net income, partially offset by the timing of payments to our government partners.

Net cash provided by operating activities was $64.8 million in 2017 compared to $81.2 million in 2016. The decrease in 2017 was mainly the result of the timing of collections for accounts receivable, partially offset by the timing of payments to our government partners.

Investing activities

Net cash used in investing activities in 2018, 2017 and 2016 was $17.5 million, $8.3 million and $8.2 million, respectively. Investing activities in 2018, 2017 and 2016 primarily consisted of $5.4 million, $4.8 million and $5.6 million, respectively, of capital expenditures, which were for fixed asset additions in our outsourced portal businesses and in our centralized operations to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment.

Furthermore, in 2018, 2017 and 2016, we capitalized $8.6 million, $3.6 million and $2.6 million, respectively, of software development costs primarily related to ongoing investments in enterprise platform solutions and in the enhancement of our centrally managed applications for customer management, billing and payment processing that support our business operations and accounting systems.

Investing activities in 2018 also reflect $3.6 million in cash paid for the Leap Orbit asset acquisition. For additional information see Note 5, Asset Acquisition, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Financing activities

Net cash used in financing activities in 2018, 2017 and 2016 primarily reflects $21.5 million, $21.4 million and $43.3 million, respectively, of cash dividends paid to stockholders.

Liquidity

We recognize revenues primarily from providing outsourced digital government services net of the transaction fees due to the government when the services are provided. We recognize accounts receivable at the time these services are provided and accrue the related fees that we must remit to the government as accounts payable at such time. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. We typically collect most of our accounts receivable prior to remitting amounts payable to our government partners.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $197.2 million at December 31, 2018, from $158.5 million at December 31, 2017. The increase was primarily due to cash generated from operating activities and the timing of payments to our government partners. Our current ratio, defined as current assets divided by current liabilities, was 3.2 at December 31, 2018 compared to 2.3 at December 31, 2017.

As of December 31, 2018, our unrestricted cash balance was $191.7 million compared to $160.8 million at December 31, 2017. We believe that our currently available liquid resources and cash generated from operations in the future will be sufficient to meet our operating requirements, capital expenditure requirements and dividend payments for at least the next 12 months without the need for additional capital. We have a $10 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.8 million in available capacity to issue additional letters of credit and $9.8 million of unused borrowing capacity at December 31, 2018 under the Credit Agreement. We were in compliance with all of the financial covenants under the Credit Agreement at December 31, 2018.

At December 31, 2018, we were bound by performance bond commitments totaling approximately $5.8 million on certain outsourced government portal contracts. We have never had any defaults resulting in draws on performance bonds.

We currently expect our capital expenditures to range from $4.0 million to $5.0 million in fiscal year 2019, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our outsourced portal businesses including equipment upgrades and enhancements, and in our centralized operations to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment. We currently expect our capitalized internal-use software development costs to range from $7.0 million to $8.0 million. This estimate includes costs related to ongoing investments in enterprise platform solutions and the enhancement of centrally managed applications for customer management, billing and payment processing that support our business operations and accounting systems.

We paid dividends of $0.32, $0.32 and $0.65 per common share in 2018, 2017 and 2016, respectively. The total cash paid for dividends in 2018, 2017 and 2016 was $21.5 million, $21.4 million and $43.3 million, respectively.

On January 28, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of March 5, 2019. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants associated with our line of credit. We do not believe any of our previously paid or declared dividends will have a significant effect on our future liquidity needs.

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

Off-balance sheet arrangements and contractual obligations

The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2018 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$14,150	$4,673	$6,007	$2,780	$690
Income tax uncertainties	8,651	—	8,651	—	—
Total contractual cash obligations	$22,801	$4,673	$14,658	$2,780	$690

While we have significant operating lease commitments for office space, except for our headquarters those commitments are generally tied to the period of performance under related government contracts.

We have income tax uncertainties of approximately $8.7 million at December 31, 2018. These obligations are classified as noncurrent on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years as reflected in the table above. However, the ultimate timing of resolution is uncertain. For additional information see Note 11, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

As previously discussed, we currently expect to pay the additional deferred consideration of $3.5 million for the Leap Orbit acquisition in the first half of 2019 and expect the associated intangible asset amortization to approximate $2.4 million for fiscal year 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our results of operations are exposed to financial market risks due primarily to changes in interest rates in our interest- bearing accounts. We currently have no principal amounts of indebtedness outstanding under our line of credit, the terms of which are discussed in Note 8 to Consolidated Financial Statements in Item 8 of this Form 10-K.

Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. Based on our cash balances as of December 31, 2018, a one percent change in interest rates would not have a significant impact on our cash flows or results of operations.

We do not use derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of NIC Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited NIC Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NIC Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Kansas City, Missouri
February 21, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of NIC Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NIC Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 21, 2019

NIC INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$191,700	$160,777
Trade accounts receivable, net	80,904	103,938
Prepaid expenses & other current assets	13,730	12,843
Total current assets	286,334	277,558
Property and equipment, net	10,256	10,306
Intangible assets, net	13,604	5,214
Deferred income taxes, net	—	667
Other assets	332	1,986
Total assets	$310,526	$295,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$60,092	$88,920
Accrued expenses	24,150	26,501
Other current liabilities	4,883	3,673
Total current liabilities	89,125	119,094

Deferred income taxes, net	781	—
Other long-term liabilities	8,931	8,395
Total liabilities	98,837	127,489

Commitments and contingencies (Notes 2, 3, 8, 9 and 11)	—	—

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized, 66,569 and 66,271 shares issued and outstanding	7	7
Additional paid-in capital	117,763	111,275
Retained earnings	93,919	56,960
Total stockholders' equity	211,689	168,242
Total liabilities and stockholders' equity	$310,526	$295,731

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amount)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Portal revenues	$320,584	$311,351	$296,998
Software & services revenues	24,316	25,157	20,917
Total revenues	344,900	336,508	317,915
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	194,989	191,572	180,287
Cost of software & services revenues, exclusive of depreciation & amortization	9,043	8,890	5,958
Selling & administrative	56,691	50,780	47,063
Depreciation & amortization	9,117	6,929	6,749
Total operating expenses	269,840	258,171	240,057
Operating income	75,060	78,337	77,858
Other income:
Interest income	616	—	—
Income before income taxes	75,676	78,337	77,858
Income tax provision	17,407	26,723	22,025
Net income	$58,269	$51,614	$55,833

Basic net income per share	$0.87	$0.77	$0.84
Diluted net income per share	$0.87	$0.77	$0.84

Weighted average shares outstanding:
Basic	66,499	66,209	65,913
Diluted	66,560	66,266	65,966

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2016	65,637	$7	$100,929	$14,870	$115,806
Net income	—	—	—	55,833	55,833
Dividends declared	—	—	—	(43,301)	(43,301)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	—	(202)	(202)
Dividend equivalents canceled upon forfeiture of performance-based restricted stock awards	—	—	—	27	27
Restricted stock vestings	390	—	136	—	136
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(120)	—	(2,137)	—	(2,137)
Stock-based compensation	—	—	5,997	—	5,997
Excess tax deductions relating to stock-based compensation	—	—	590	—	590
Shares issuable in lieu of dividend payments on performance-based restricted stock awards	—	—	40	—	40
Issuance of common stock under employee stock purchase plan	75	—	1,114	—	1,114
Balance, December 31, 2016	65,982	7	106,669	27,227	133,903
Cumulative effect of adoption of accounting standard (Note 2)			409	(409)
Net income	—	—	—	51,614	51,614
Dividends declared	—	—	—	(21,393)	(21,393)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	110	(110)	—
Dividend equivalents canceled upon forfeiture of performance-based restricted stock awards	—	—	(31)	31	—
Restricted stock vestings	319	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(122)	—	(2,676)	—	(2,676)
Stock-based compensation	—	—	5,464	—	5,464
Shares issuable in lieu of dividend payments on performance-based restricted stock awards	5	—	—	—	—
Issuance of common stock under employee stock purchase plan	87	—	1,330	—	1,330
Balance, December 31, 2017	66,271	7	111,275	56,960	168,242
Cumulative effect of adoption of accounting standard (Note 2)	—	—	—	208	208
Net income	—	—	—	58,269	58,269
Dividends declared	—	—	—	(21,521)	(21,521)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	137	(137)	—
Dividend equivalents canceled upon forfeiture of performance-based restricted stock awards	—	—	(140)	140	—
Restricted stock vestings	263	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(87)	—	(1,229)	—	(1,229)
Stock-based compensation	—	—	6,338	—	6,338
Issuance of common stock under employee stock purchase plan	122	—	1,382	—	1,382
Balance, December 31, 2018	66,569	$7	$117,763	$93,919	$211,689

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$58,269	$51,614	$55,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	9,117	6,929	6,749
Stock-based compensation expense	6,338	5,464	5,997
Deferred income taxes	1,448	1,640	(886)
Provision for losses on accounts receivable	852	552	142
Loss on disposal of property and equipment	88	49	24
Excess tax benefits related to stock-based compensation	—	—	590
Changes in operating assets and liabilities:
Trade accounts receivable, net	22,182	(21,769)	(2,501)
Prepaid expenses & other current assets	(887)	2,191	(2,449)
Other assets	1,810	(1,509)	(51)
Accounts payable	(28,828)	15,669	12,119
Accrued expenses	(2,351)	2,251	2,136
Other current liabilities	1,262	522	553
Other long-term liabilities	536	1,233	2,903
Net cash provided by operating activities	69,836	64,836	81,159

Cash flows from investing activities:
Purchases of property and equipment	(5,410)	(4,771)	(5,646)
Asset acquisition	(3,555)	—	—
Proceeds from sale of property and equipment	—	7	8
Capitalized software development costs	(8,580)	(3,565)	(2,576)
Net cash used in investing activities	(17,545)	(8,329)	(8,214)

Cash flows from financing activities:
Cash dividends on common stock	(21,521)	(21,393)	(43,301)
Proceeds from employee common stock purchases	1,382	1,330	1,114
Tax withholdings related to stock-based compensation awards	(1,229)	(2,676)	(2,137)
Net cash used in financing activities	(21,368)	(22,739)	(44,324)

Net increase in cash	30,923	33,768	28,621
Cash, beginning of period	160,777	127,009	98,388
Cash, end of period	$191,700	$160,777	$127,009

Supplemental cash flow information:
Non-cash investing activities:
Capital expenditures accrued but not yet paid	$—	$855	$273
Cash payments:
Income taxes paid, net of refunds	$13,707	$21,303	$19,847
Cash dividends on common stock previously restricted for payment of dividend	$—	$—	$36,456

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

In its primary outsourced portal businesses, the Company generally provides services to design, build, and operate internet-based applications on an enterprise-wide basis on behalf of state and local governments to enable access to government information and to complete secure government-based transactions through multiple online channels, including mobile devices. These portals consist of internet-based applications the Company has built that allow businesses and citizens to access government information online and complete transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. Operating under multiple-year contracts, NIC markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting users to access the digital government services and the government information contained therein in exchange for transactional and/or subscription user fees. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. NIC’s business model allows the Company to earn revenues by providing access to digital government services. The Company collects transaction fees paid by end users of the services and retains its portion for services provided to the government partner. The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the digital government services.

The Company’s software & services businesses primarily include its subsidiaries that provide software development and digital government services, other than on an enterprise-wide basis, to state and local governments as well as federal agencies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) portal and (2) software & services. The portal category generally includes revenues and cost of revenues from the Company’s subsidiaries operating enterprise-wide digital government services on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide digital government services, other than on an enterprise-wide basis, to state and local governments as well as federal agencies. The primary categories of operating expenses include: cost of portal revenues, cost of software & services revenues, selling & administrative and depreciation & amortization. Cost of portal revenues consists of all direct costs associated with operating digital government services on an outsourced basis including employee compensation and benefits (including stock-based compensation), payment processing fees required to process credit/debit card and automated clearinghouse transactions, subcontractor labor costs, telecommunications, provision for losses on accounts receivable, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Cost of software & services revenues consists of all direct project costs to provide software development and services such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative expenses consist primarily of corporate-level expenses relating to human resource management, administration, information technology, security, legal, finance and accounting, internal audit and all non-customer service related costs from the Company’s software & services businesses, including compensation and benefits, information systems and office rent. Selling & administrative expenses also consist of management incentive compensation, including stock-based compensation, and corporate-level expenses for market development and public relations.

Basis of consolidation

The consolidated financial statements include all the Company's direct and indirect wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Segment reporting

The Company reports segment information in accordance with authoritative accounting guidance for segment disclosures based upon the “management” approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s segments. The Outsourced Portals segment is the Company’s only reportable segment and generally includes the Company’s subsidiaries operating digital government services for state and local governments on an enterprise-wide basis.  Authoritative guidance for segment disclosures also requires disclosures about products and services and major customers. See Note 13, Reportable Segments and Related Information, for additional information regarding our segment reporting.

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

The Company’s allowance for doubtful accounts at December 31, 2018 and 2017 was approximately $1.0 million and $0.6 million, respectively.

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

The Company periodically evaluates the carrying value of property and equipment to be held and used when events and circumstances indicate the carrying value may not be fully recoverable. The carrying value of property and equipment is considered impaired when the anticipated undiscounted cash flow from the asset group is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flow discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. The Company did not record any significant impairment losses on property and equipment during the periods presented.

Software development costs and intangible assets, net

The Company has finite-lived intangible assets that consist of capitalized software development costs and purchased software. In accordance with authoritative accounting guidance, intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method, unless another method of amortization is more appropriate. Such costs are included in depreciation & amortization in the consolidated statements of income.

The Company carries intangible assets at cost less accumulated amortization. The estimated economic life for finite-lived intangible assets is typically 3 years from the date the software is placed in production. At each balance sheet date, or whenever events or changes in circumstances warrant, the Company assesses the carrying value of intangible assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis. If the sum of the expected future cash flows on an undiscounted basis were to be less than the carrying amount of the intangible asset, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset exceeds its estimated fair value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The Company has not recorded any material impairment losses on intangible assets during the periods presented.

The majority of the costs incurred by the Company to obtain a contract, which primarily consist of salaries of business development employees working to obtain the contract, are fixed in nature, occur regardless of whether a contract is obtained and are expensed as incurred. The Company expenses, as incurred, all employee costs to start up, operate, and maintain digital government services on an enterprise-wide basis as costs of performance under the contracts because, after the completion of a defined contract term, the government entity with which the Company contracts typically receives a perpetual, royalty-free license to the applications the Company developed, excluding applications provided on a SaaS basis. Such costs are included in cost of portal revenues in the consolidated statements of income. Other costs to fulfill a contract such as the procurement of property and equipment and certain software development costs are accounted for under other authoritative guidance.

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

Disaggregation of Revenue

The Company currently earns revenues from three main sources: (i) transaction-based fees, which consist of IGS, DHR and other transaction-based revenues, (ii) software development & services and (iii) fixed fees for portal management services. The following table summarizes, by reportable and operating segment, our principal activities from which the Company generates revenue (in thousands):

	Reportable and Operating Segments
	Outsourced Portals	Other Software & Services	Consolidated Total
December 31, 2018
IGS	$203,247	$—	$203,247
DHR	100,241	—	100,241
Other	—	24,316	24,316
Total transaction-based	303,488	24,316	327,804
Software development & services	12,146	—	12,146
Portal management	4,950	—	4,950
Total revenues	$320,584	$24,316	$344,900

December 31, 2017
IGS	$192,200	$—	$192,200
DHR	103,899	—	103,899
Other	—	25,157	25,157
Total transaction-based	296,099	25,157	321,256
Software development & services	10,180	—	10,180
Portal management	5,072	—	5,072
Total revenues	$311,351	$25,157	$336,508

December 31, 2016
IGS	$174,470	$—	$174,470
DHR	105,463	—	105,463
Other	—	20,917	20,917
Total transaction-based	279,933	20,917	300,850
Software development & services	11,965	—	11,965
Portal management	5,100	—	5,100
Total revenues	$296,998	$20,917	$317,915

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

Transaction-based fees earned by the Company are typically usage-based and calculated based on the number of transactions processed each day at the contractual net fee earned by the Company for each transaction. These usage-based fees are deemed to be variable consideration that meets the practical expedient within ASC 606 whereby the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these arrangements, the usage-based fees are fully constrained and recognized once the uncertainties associated with the constraint are resolved, which is when the related transactions occur each day.

The Company satisfies its performance obligation by providing access to applications over the contractual term, and by processing transactions as they are initiated by consumers. The performance obligation is satisfied on the day the Company provides the access and it is used by the consumer.

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

Under certain contracts, the Company’s government partners may receive consideration for a portion of the transaction fee remitted to the Company. In circumstances where the Company receives a discernible benefit in the arrangement, the consideration paid to the government partner is recorded on a gross basis within costs of revenues. Otherwise, the consideration paid to the government partner is accounted for on a net basis as a reduction in the transaction-based fee recorded within revenue.

Software development and services revenues

The Company’s software development and services revenues primarily include revenues from providing software development and other time and materials services to our government partners. The Company identifies each performance obligation in its software development and services contracts at contract inception, which are generally combined into a single promise. The contract pricing is either at stated billing rates per hour or a fixed amount. These contracts are generally short-term in nature and not longer than one year in duration.

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

Under its software development and services contracts, the Company typically does not have significant future performance obligations that extend beyond one year. As of December 31, 2018, the total transaction price allocated to unsatisfied performance obligations was approximately $2.8 million.

Portal management revenues

Portal management revenues primarily consist of revenues from providing recurring fixed fee services for the Company’s government partner in Indiana. This contract has a single performance obligation to provide a broad scope of services to manage the digital government services for the state of Indiana. The Company satisfies its performance obligation by providing services to the state over time. The contract can be terminated without a penalty by the state with a 30-day notice, and accordingly, the period over which the Company performs services is commensurate with a month to month contract. Consideration consists of a fixed-monthly fee that is recognized monthly as the performance obligation is satisfied.

As of December 31, 2018, the Company’s Indiana portal management contract had unsatisfied performance obligations for one month. The total transaction price allocated to the unsatisfied performance obligation is not significant.

Unearned Revenues

The Company records unearned revenues when cash payments are received or due in advance of the Company’s satisfaction of the performance obligation(s). At each balance sheet date, the Company determines the portion of unearned revenues that will be earned within one year and records that amount in other current liabilities in the consolidated balance sheets. The remainder, if any, is recorded in other long-term liabilities. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. Unearned revenues at December 31, 2018 and 2017 were approximately $1.7 million and $1.4 million, respectively. The change in the deferred revenue balance for the year primarily reflects $5.2 million of cash payments received or due in advance of satisfying our performance obligations, offset by $4.9 million of revenues recognized that were included in the deferred revenue balance during in 2018.

Stock-based compensation

The Company measures stock-based compensation cost for service-based restricted stock awards at the grant date based on the calculated fair value of the award and recognizes an expense on a straight-line basis over the employee’s requisite service period for the entire award (generally the vesting period of the grant). The Company measures stock-based compensation cost for performance-based restricted stock awards at the date of grant, based on the fair value of shares expected to be earned at the end of the performance period, and recognizes an expense ratably over the performance period based upon the probable number of shares expected to vest. See Note 12, Stock-based Compensation and Employee Benefit Plans, for additional information.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. At December 31, 2018 and 2017, LexisNexis Risk Solutions accounted for approximately 15% and 16%, respectively, of the Company’s total accounts receivable.

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

Recently issued accounting pronouncements

Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), to replace the incurred loss impairment methodology in current U.S. Generally Accepted Accounting Principles (“GAAP”) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The ASU will be effective for the Company beginning January 1, 2020, with early adoption permitted beginning January 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the new standard and the estimated impact it will have on the Company’s financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Expenses are recognized in the statement of income in a manner similar to current accounting guidance. ASU 2016-02, as amended by ASU No. 2018-11, Targeted Improvements, requires entities to adopt the standard using one of two modified retrospective approaches. 1) retrospectively to each prior reporting period presented in the financial statements with the cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment.

The Company will adopt the accounting standard on January 1, 2019 using the modified retrospective approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which allows the Company to not to reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for expired or existing leases or (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard. In addition, the Company will not elect to use hindsight during transition.

The standard will have a material impact on the Company's consolidated balance sheets but will not have a material impact on the consolidated statements of income. The adoption of the standard is expected to result in the recognition of ROU assets and lease liabilities of approximately $12.6 million and $13.0 million, respectively, as of January 1, 2019.

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), a new standard related to revenue recognition. Under this standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires expanded disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

On January 1, 2018, the Company adopted ASC 606, and all the related amendments, using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 represents a change in accounting principle for portal software development and services contracts that will more closely align revenue recognition with the delivery of Company’s services, which under certain contracts will result in the recognition of revenue over time as opposed to at a point in time. Upon adoption, there was not a significant cumulative adjustment to retained earnings on the Company’s balance sheet for this change in accounting principle. Under the modified retrospective method, the comparative information was not restated and continues to be reported under the accounting standards in effect for those periods. The impact to revenues for the year ended December 31, 2018 was not significant as a result of applying ASC 606.

3. OUTSOURCED GOVERNMENT CONTRACTS

State enterprise-wide contracts

The Company’s outsourced state master contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government. The Company’s primary business obligation under these contracts is generally to design, build, and operate digital government services on an enterprise-wide basis on behalf of governments to enable access to government information and to complete transactions online. NIC typically markets the services and solicits users to complete government-based transactions and to enter into subscriber contracts permitting the user to access the services and the government information contained therein in exchange for transactional and/or subscription user fees. The Company enters into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. The Company has limited control over the level of fees it is permitted to retain.

The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of digital government services, and generally owns all of the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term, the government partner typically receives a perpetual, royalty-free license to use the applications and digital government services built by the Company only in its own state. However, certain proprietary customer management, billing, payment processing and other software applications that the Company has developed and standardized centrally and that are utilized by the Company’s portal businesses, are being provided to a number of government partners on a SaaS basis, and thus would not be included in any royalty-free license. If the Company’s contract expires after a defined term or if its contract is terminated by a government partner for cause, the government agency would be entitled to take over the services in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 15 contracts under which the Company provides enterprise-wide digital government services, as well as the Company’s contract with the FMCSA can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 45% of the Company’s total consolidated revenues for the year ended December 31, 2018. If any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee to continue to use the Company’s applications in its state.

Under a typical state master contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At December 31, 2018, the Company was bound by performance bond commitments totaling approximately $5.8 million on certain state enterprise-wide contracts.

The following is a summary of the state contracts through which the Company generates meaningful revenue and has been contracted to provide enterprise-wide digital government services to multiple government agencies:

NIC Enterprise Contract	State	Year Services Commenced	Contract Expiration Date	Renewal Options Through
NICUSA, IL Division	Illinois	2017	6/29/2023	6/29/2027
Louisiana Interactive, LLC	Louisiana	2015	1/28/2020
Connecticut Interactive, LLC	Connecticut	2014	1/9/2020
Wisconsin Interactive Network, LLC	Wisconsin	2013	5/12/2021	5/13/2023
Pennsylvania Interactive, LLC	Pennsylvania	2012	11/30/2019	11/30/2022
NICUSA, OR Division	Oregon	2011	11/22/2021
NICUSA, MD Division	Maryland	2011	8/10/2019
Mississippi Interactive, LLC	Mississippi	2011	12/31/2019	12/31/2021
New Jersey Interactive, LLC	New Jersey	2009	4/30/2020	4/30/2022
West Virginia Interactive, LLC	West Virginia	2007	6/30/2021	6/30/2024
Vermont Information Consortium, LLC	Vermont	2006	6/8/2019
Colorado Interactive, LLC	Colorado	2005	4/30/2022	4/30/2023
South Carolina Interactive, LLC	South Carolina	2005	7/15/2019	7/15/2021
Kentucky Interactive, LLC	Kentucky	2003	8/31/2020
Alabama Interactive, LLC	Alabama	2002	3/19/2020	3/19/2022
Rhode Island Interactive, LLC	Rhode Island	2001	7/1/2019
Oklahoma Interactive, LLC	Oklahoma	2001	3/31/2020
Montana Interactive, LLC	Montana	2001	12/31/2019	12/31/2020
Hawaii Information Consortium, LLC	Hawaii	2000	1/3/2020
Idaho Information Consortium, LLC	Idaho	2000	6/30/2019
Utah Interactive, LLC	Utah	1999	6/5/2019
Maine Information Network, LLC	Maine	1999	6/30/2020
Arkansas Information Consortium, LLC	Arkansas	1997	6/30/2019
Indiana Interactive, LLC	Indiana	1995	10/24/2021
Nebraska Interactive, LLC	Nebraska	1995	3/31/2024	3/31/2026
Kansas Information Consortium, LLC	Kansas	1992	12/31/2022	12/31/2026

Outsourced federal contract

The Company’s subsidiary NIC Federal has a contract with the FMCSA to develop and manage the FMCSA’s PSP for motor carriers nationwide, using the Company’s transaction-based business model. In February 2019, the FMCSA extended the current contract through August 27, 2019, which includes three six-month renewal options. The contract can be terminated by the FMCSA without cause on a specified period of notice.

Expiring contracts

There are currently 10 contracts under which the Company provides enterprise-wide digital government services, as well as the Company’s contract with the FMCSA, that have expiration dates within the 12-month period following December 31, 2018. Collectively, revenues generated from these contracts represented approximately 31% of the Company’s total consolidated revenues for the year ended December 31, 2018. Although certain of these contracts have renewal provisions, any renewal is at the option of the Company’s government partner. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the services in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

As previously disclosed, Texas NICUSA was selected to provide the payment processing services set forth in the Texas.gov 3.0 Procurement RFO (the "Texas RFO") but was not selected to provide enterprise-wide services to operations, maintenance and development. The legacy contract between the state of Texas and Texas NICUSA expired on August 31, 2018. The legacy Texas contract accounted for approximately 14%, 20% and 20% of the Company's total consolidated revenues for the years ended December 31, 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, revenues from the legacy Texas contract were approximately $49.0 million, $65.7 million and $62.2 million, respectively.

In connection with the completion of the legacy Texas contract, the Company substantially reduced its workforce in Texas. Total one-time severance-related and transition costs, which have been recognized in cost of portal revenues in the consolidated statement of income in the outsourced portal segment, were approximately $1.0 million in 2018.

The contract under which the Company’s subsidiary, NICUSA Inc. (“NICUSA”), managed the state of Tennessee’s enterprise-wide digital government services expired on March 31, 2017. For the years ended December 31, 2017 and 2016, revenues from the Tennessee contract were approximately $1.8 million and $7.5 million, respectively.

The contract under which the Company’s subsidiary, Iowa Interactive, LLC, managed digital government services for the state of Iowa expired on June 30, 2016. For the years ended December 31, 2016, revenues from the Iowa contract were approximately $1.6 million.

4. EARNINGS PER SHARE

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.7 million at December 31, 2018 and 0.6 million at December 31, 2017 and 2016. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands except per share amounts):

	December 31,
	2018	2017	2016
Numerator:
Net income	$58,269	$51,614	$55,833
Less: Income allocated to participating securities	(629)	(479)	(492)
Net income available to common stockholders	$57,640	$51,135	$55,341
Denominator:
Weighted average shares - basic	66,499	66,209	65,913
Performance-based restricted stock awards	61	57	53
Weighted average shares - diluted	66,560	66,266	65,966

Basic net income per share:	$0.87	$0.77	$0.84

Diluted net income per share:	$0.87	$0.77	$0.84

5. ASSET ACQUISITION

During 2018, the Company entered into a purchase agreement to acquire certain prescription drug monitoring software technology assets of a Maryland-based, privately held company, Leap Orbit LLC ("Leap Orbit"). The purchase price consisted of cash consideration of approximately $3.6 million and potential additional consideration of approximately $3.5 million if certain conditions under the agreement are met. The transaction was accounted for as an asset acquisition, as substantially all of the value related to the prescription drug monitoring software technology acquired. The Company expects to pay the additional consideration of $3.5 million in the first half of 2019 payment, which will be included in the cost of the acquired assets.

6. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Software development cost	$22,190	$(11,647)	$10,543	$13,610	$(8,396)	$5,214
Purchased software	3,555	(494)	3,061	—	—	—
Total	$25,745	$(12,141)	$13,604	$13,610	$(8,396)	$5,214

During 2018, the Company recorded approximately $3.6 million of intangible asset software purchases and related costs in connection with the Leap Orbit asset acquisition, as further discussed in Note 5, Asset Acquisition.

Amortization expense for intangible assets with finite lives was $3.7 million, $1.9 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The total estimated intangible asset amortization expense in future years is as follows (in thousands):

Fiscal Year
2019	$6,003
2020	4,886
2021	2,715
$13,604

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31 (in thousands):

	2018	2017
Equipment	$24,548	$30,411
Purchased software	8,971	10,028
Furniture and fixtures	5,614	5,669
Leasehold improvements	2,221	2,249
	41,354	48,357
Less accumulated depreciation	(31,098)	(38,051)
Property and equipment, net	$10,256	$10,306

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $5.4 million, $5.0 million and $5.5 million, respectively.

8. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

On April 28, 2017, the Company entered into Amendment No. 3 to Amended and Restated Credit Agreement (the “Amendment’), which amends the Amended and Restated Credit Agreement, dated as of August 6, 2014, by and between the Company and Bank of America, N.A. (the “Credit Agreement”). The Amendment extended the maturity date to May 1, 2019.

The Credit Agreement provides that the interest rate on any amounts borrowed by the Company will be at an annual rate benchmarked to LIBOR with a term equivalent to such borrowing or at an annual rate adjusted daily and benchmarked to LIBOR for a one-month term, in each event plus a margin of 1.15% or 1.25% depending on the Company’s consolidated leverage ratio. The margin is 1.15% if the Company’s consolidated leverage ratio is less than 1.50:1, or 1.25% if the Company’s consolidated leverage ratio is greater than or equal to 1.50:1.

The other material terms of the Credit Agreement remain unchanged, including customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement requires the Company to maintain compliance with the following financial covenants (in each case, as defined in the Credit Agreement):

•	Consolidated tangible net worth of at least $36 million (plus the amount of net proceeds from equity issued, or debt converted to equity, in each case after the date of the Credit Agreement); and

•	Consolidated maximum leverage ratio of 1.50:1 (the ratio of total funded debt to EBITDA, as defined in the Credit Agreement).

The Company was in compliance with each of these covenants at December 31, 2018. The Company issues letters of credit mainly as collateral for an office lease, and to a much lesser extent, as collateral for performance on one of its outsourced government portal contracts. These irrevocable letters of credit are generally in force for one year. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $0.2 million at December 31, 2018. The Company was not required to cash collateralize these letters of credit at December 31, 2018. The Company had $4.8 million in available capacity to issue additional letters of credit and $9.8 million of unused borrowing capacity at December 31, 2018 under the Credit Agreement. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement. The Credit Agreement also includes an accordion feature that allows the Company to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank.

At December 31, 2018, the Company has a $1.0 million line of credit with a bank in conjunction with a corporate credit card agreement.

At December 31, 2018, the Company was bound by performance bond commitments totaling approximately $5.8 million on certain outsourced government portal contracts.

9. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company and its subsidiaries lease office space and certain equipment under noncancelable operating leases. Future minimum lease payments under all noncancelable operating leases at December 31, 2018 are as follows (in thousands):

Fiscal Year
2019	$4,673
2020	3,403
2021	2,604
2022	2,082
2023	698
Thereafter	690
Total minimum lease payments	$14,150

Rent expense for operating leases for the years ended December 31, 2018, 2017 and 2016 was approximately $5.3 million, $5.1 million and $4.9 million, respectively.

Litigation

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently a party to any material legal proceedings.

10. STOCKHOLDERS’ EQUITY

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

Dividends

On January 28, 2019, the Company's Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of March 5, 2019. The dividend, which is expected to total approximately $5.4 million, will be paid on March 19, 2019.

The Company's Board of Directors declared the following dividends:

Declaration Date	Dividend per Share	Record Date	Payment Date	Amount (in thousands)
2018 Year-end
January 29, 2018	$0.08	March 6, 2018	March 20, 2018	$5,370
May 1, 2018	0.08	June 5, 2018	June 19, 2018	5,384
July 30, 2018	0.08	September 5, 2018	September 19, 2018	5,384
October 28, 2018	0.08	December 4, 2018	December 18, 2018	5,383
2017 Year-end
January 30, 2017	$0.08	March 7, 2017	March 21, 2017	$5,342
May 2, 2017	0.08	June 6, 2017	June 20, 2017	5,350
July 31, 2017	0.08	September 6, 2017	September 20, 2017	5,351
October 30, 2017	0.08	December 5, 2017	December 19, 2017	5,350

On November 1, 2016, the Company’s Board of Directors declared a special cash dividend of $0.65 per share, payable to stockholders of record as of November 16, 2016. The dividend, totaling approximately $43.3 million, was paid on December 9, 2016.

11. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The Tax Act, among other changes, reduced the statutory federal corporate income tax rate from 35% to 21% effective January 1, 2018. The impact of the remeasurement on the Company's net deferred tax asset as of December 31, 2017, was an $0.3 million decrease in deferred tax assets. The Tax Act also included a number of other provisions including the elimination of net operating loss carrybacks and limitations on the use of future losses and the repeal of the domestic production activities deduction, among others. The Company has completed the assessment of the impact of the new tax legislation and no significant measurement period adjustments were recorded in 2018.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current income taxes:
Federal	$13,704	$22,533	$20,433
State	2,255	2,550	2,478
Total	15,959	25,083	22,911
Deferred income taxes:
Federal	1,466	1,576	(857)
State	(18)	64	(29)
Total	1,448	1,640	(886)
Total income tax provision	$17,407	$26,723	$22,025

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2018	2017
Deferred tax assets:
Stock-based compensation	$1,156	$997
Federal benefit of state uncertain tax positions	954	919
Accrued vacation	550	660
Deferred rent	81	119
State net operating loss carryforwards	272	266
Allowance for doubtful accounts	240	135
Other	662	316
Gross deferred tax assets	3,915	3,412
Less: Valuation allowance	(367)	(257)
Total deferred tax assets	3,548	3,155
Deferred tax liabilities:
Property and equipment	(1,834)	(1,256)
Capitalized software development costs	(2,495)	(1,232)
Total deferred tax liabilities	$(4,329)	$(2,488)
Net deferred tax (liability) asset	$(781)	$667

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has identified certain estimated state net operating loss (“NOL”) carryforwards that it might be unable to use. Based on a review of applicable state tax statutes, the Company concluded that there is substantial doubt it would be able to realize the full amount of certain estimated NOL carryforwards in states where the Company cannot file a consolidated income tax return or where future taxable income will not be sufficient to utilize the state NOL before it expires. As a result, the Company recorded a deferred tax asset valuation allowance of $0.4 million and $0.3 million at December 31, 2018 and 2017, respectively.

The following table reconciles the statutory federal income tax rate and the effective income tax rate indicated by the consolidated statements of income:

	Year Ended December 31,
	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
Domestic production activities deductions	—%	(2.6)%	(8.7)%
Federal and state tax credits	(2.3)%	(2.0)%	(2.0)%
Tax deficit (benefit) from restricted stock vestings	0.3%	(0.7)%	—%
State income taxes	2.3%	1.8%	1.4%
Uncertain tax positions	0.8%	1.6%	3.3%
Nondeductible expenses	0.8%	0.7%	0.6%
Other, net	0.1%	0.3%	(1.3)%
Effective federal and state income tax rate	23.0%	34.1%	28.3%

The Company’s effective tax rate in 2018 was higher than the statutory federal income tax rate due mainly to state income taxes, uncertain tax positions, and nondeductible expenses, partially offset by favorable benefits related to the federal research and development credit.

The Company's effective tax rate in 2017 was lower than the statutory federal income tax rate due mainly to favorable benefits related to the domestic production activities deduction, the federal research and development credit, and excess tax benefits from restricted stock vestings, partially offset by a one-time charge as a result of the Tax Act, described above.

The Company's effective tax rate in 2016 was lower than the statutory federal income tax rate due mainly to favorable benefits related to the domestic production activities deduction, the federal research and development credit, an adjustment to certain deferred tax liabilities related to a previous acquisition of a business and the filing of the Company’s 2014 and 2013 amended federal income tax returns during the fourth quarter of 2016.

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

The Company recognized $0.3 million in tax deficits and $0.5 million in excess tax benefits from restricted stock vestings within income tax expense for the years ended December 31, 2018 and 2017, respectively. Prior to the adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, excess tax benefits of $0.6 million were recognized as additional paid-in capital during 2016.

The following table provides a reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits (included in other long-term liabilities in the consolidated balance sheets) for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Balance at January 1	$8,020	$6,599	$3,721
Additions for tax positions of prior years	459	576	1,754
Additions for tax positions of current years	1,248	1,646	1,589
Expiration of the statute of limitations	(1,024)	(788)	(439)
Reductions for tax positions of prior years	(52)	(13)	(26)
Balance at December 31	$8,651	$8,020	$6,599

The increase in the amount of the consolidated liability for unrecognized income tax benefits in 2018 was mainly due to the federal research and development credit.

At December 31, 2018, there were approximately $7.7 million of unrecognized tax benefits that if recognized would affect the Company’s annual effective tax rate. It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease. However, the Company does not expect such increases or decreases to be material to its financial condition or results of operations.

The Company, along with its wholly owned subsidiaries, files a consolidated U.S. federal income tax return and separate income tax returns in many states throughout the U.S. The Internal Revenue Service ("IRS") is currently examining the Company's 2016 consolidated U.S. federal income tax return. The Company remains subject to U.S. federal examination for the tax years ended on or after December 31, 2013. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense in the consolidated statements of income. Accrued interest and penalty amounts were not significant at December 31, 2018, 2017 and 2016.

12. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of portal revenues, exclusive of depreciation & amortization	$1,516	$1,276	$1,390
Cost of software & services revenues, exclusive of depreciation & amortization	151	86	62
Selling & administrative	4,671	4,102	4,545
Stock-based compensation expense before income taxes	$6,338	$5,464	$5,997

Stock option and restricted stock plans

The Company has a stock compensation plan (the “NIC Plan”) to provide for the granting of restricted stock awards, incentive stock options or non-qualified stock options to encourage certain employees of the Company and its subsidiaries, and directors of the Company to participate in the ownership of the Company and to provide additional incentive for such employees and directors to promote the success of its business through sharing in the future growth of such business. The Company did not grant any stock options in 2018, 2017, or 2016 and has no stock options currently outstanding. Instead, the Company currently expects to continue to grant only restricted stock awards.

As approved by the Company’s Board of Directors and stockholders, the Company is authorized to grant 15,825,223 common shares under the NIC Plan. The Company made non-material changes to the NIC Plan in 2016 to increase grantee tax withholding rights under new accounting rules that became effective for the Company in 2017. At December 31, 2018, a total of 3,482,300 shares were available for future grants under the NIC Plan.

Restricted stock

During 2018, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 350,054 shares with a grant-date fair value totaling approximately $4.9 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, non-employee directors of the Company were granted service-based restricted stock awards totaling 54,584 shares with a grant-date fair value totaling approximately $0.8 million. Such restricted stock awards vest one year from the date of grant.

During the first quarter of 2018, the Committee also granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 177,730 shares with a grant-date fair value totaling approximately $2.4 million, which represents the maximum number of shares the executive officers can earn at the end of a three-year performance period ending December 31, 2020.

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

At December 31, 2018, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 22, 2016 ended. Based on the Company’s actual financial results from 2016 through 2018, 64,846 of the shares and 4,226 dividend shares were earned. The remaining 73,345 shares subject to the awards will be forfeited in the first quarter of 2019.

At December 31, 2017, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 23, 2015 ended. Based on the Company’s actual financial results from 2015 through 2017, no shares or dividend equivalent shares were earned. The 91,820 shares subject to the awards were forfeited.

At December 31, 2016, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 24, 2014 ended. Based on the Company’s actual financial results from 2014 through 2016, 59,437 of the shares and 4,945 dividend shares were earned. The remaining 21,503 shares subject to the awards were forfeited.

A summary of service-based restricted stock activity for the year ended December 31, 2018 is presented below:

	Service-based Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	609,886	$19.59
Granted	404,638	$14.15
Vested	(264,583)	$19.29
Canceled	(32,862)	$16.75
Outstanding at December 31, 2018	717,079	$16.58
Expected to vest at December 31, 2018	717,079	$16.58

The fair value of service-based restricted stock vested during the years ended December 31, 2018, 2017 and 2016 was approximately $5.1 million, $4.7 million and $4.6 million, respectively. The weighted average grant date fair value per share of service-based restricted stock granted during the years ended December 31, 2018, 2017 and 2016 was $14.15, $21.46 and $17.67, respectively.

A summary of performance-based restricted stock activity for the year ended December 31, 2018 is presented below:

	Performance- based Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	340,689	$18.91
Granted	177,730	$13.70
Vested	—	$17.11
Canceled	(91,820)	$17.11
Outstanding at December 31, 2018	426,599	$17.12
Expected to vest at December 31, 2018	93,731	$17.39

The fair value of performance-based restricted stock vested during the years ended December 31, 2018, 2017 and 2016 was approximately $0 million, $1.2 million and $1.6 million, respectively. The weighted average grant date fair value per share of performance-based restricted stock granted during the years ended December 31, 2018, 2017 and 2016 was $13.70, $22.00 and $17.62, respectively.

At December 31, 2018, the total intrinsic value of unvested restricted stock awards expected to vest was approximately $10.1 million. At December 31, 2018, the Company had approximately $8.2 million of total unrecognized compensation cost related to unvested restricted stock awards. The Company expects to recognize this cost over a weighted average period of approximately two years from December 31, 2018.

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

In the offering period commencing on April 1, 2017 and ending on March 31, 2018, 122,152 shares were purchased at a price of $11.31 per share, resulting in total cash proceeds to the Company of approximately $1.4 million. In the offering period commencing on April 1, 2016 and ending on March 31, 2017, 86,998 shares were purchased at a price of $15.29 per share, resulting in total cash proceeds to the Company of approximately $1.3 million. In the offering period commencing on April 1, 2015 and ending on March 31, 2016, 74,976 shares were purchased at a price of $14.86 per share, resulting in total cash proceeds to the Company of approximately $1.1 million. The current offering period under this plan commenced on April 1, 2018. The closing fair market value of NIC common stock on the first day of the current offering period was $13.30 per share.

The fair values of the offerings were estimated on the dates of grant using the Black-Scholes model using the assumptions in the following table.

	March 31, 2018 Offering	March 31, 2017 Offering	March 31, 2016 Offering
Risk-free interest rate	2.08%	1.02%	0.62%
Expected dividend yield	2.06%	2.69%	3.04%
Expected life	1.0 year	1.0 year	1.0 year
Expected stock price volatility	35.51%	23.07%	28.54%
Weighted average fair value of ESPP rights	$3.75	$4.58	$4.40

The Black-Scholes option-pricing model was not developed for use in valuing employee ESPP rights but was developed for use in estimating the fair value of traded stock options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation or should not be used to predict the value ultimately realized by employees who receive equity awards. Because changes in the subjective assumptions can materially affect the fair value estimate and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of ESPP rights.

Defined contribution 401(k) profit sharing plan

The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment and non full-time employees are eligible upon reaching 1,000 hours of service in the relevant period. A discretionary match by the Company of an employee’s contribution of up to 5% of base salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $2.7 million, $2.7 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

13. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Outsourced Portals segment is the Company’s only reportable segment and generally includes the Company’s subsidiaries operating digital government services on an enterprise-wide basis for state and local governments. The Other Software & Services category primarily includes the Company’s subsidiaries that provide software development and digital government services, other than on an enterprise-wide basis, to state and local governments as well as federal agencies. Each of the Company’s businesses within the Other Software & Services category is an operating segment and have been grouped together to form the Other Software & Services category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all operating segments.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the years ended December 31 (in thousands):

	Outsourced Portals	Other Software & Services	Other Reconciling Items	Consolidated Total
2018
Revenues	$320,584	$24,316	$—	$344,900
Costs & expenses	194,989	9,043	56,691	260,723
Depreciation & amortization	2,985	100	6,032	9,117
Operating income (loss)	$122,610	$15,173	$(62,723)	$75,060
2017
Revenues	$311,351	$25,157	$—	$336,508
Costs & expenses	191,572	8,890	50,780	251,242
Depreciation & amortization	2,698	97	4,134	6,929
Operating income (loss)	$117,081	$16,170	$(54,914)	$78,337
2016
Revenues	$296,998	$20,917	$—	$317,915
Costs & expenses	180,287	5,958	47,063	233,308
Depreciation & amortization	3,230	77	3,442	6,749
Operating income (loss)	$113,481	$14,882	$(50,505)	$77,858

The following table identifies each type of service, consumer and state that accounted for 10% or more of the Company’s total consolidated revenues for the years ended December 31:

	Percentage of Total Consolidated Revenues
	2018	2017	2016
Type of Service
Motor Vehicle Driver History Record Retrieval	29%	31%	33%

Motor Vehicle Registrations	14%	14%	14%

Consumer
LexisNexis Risk Solutions	19%	19%	22%
(Resells motor vehicle driver history records to the insurance industry)

State Partner
Texas	17%	20%	20%
(2018 consists of the legacy and new payment processing contracts)

14. UNAUDITED QUARTERLY OPERATING RESULTS

The unaudited quarterly information below is subject to seasonal fluctuations resulting in lower portal revenues in the fourth quarter of each calendar year due to the lower number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods.

	For the Year Ended December 31, 2018
(in thousands, except per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
Portal revenues	$80,791	$86,555	$80,884	$72,354
Software & services revenues	5,934	5,943	6,144	6,295
Total revenues	86,725	92,498	87,028	78,649
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	48,642	51,711	48,224	46,412
Cost of software & services revenues, exclusive of depreciation & amortization	2,228	2,235	2,226	2,354
Selling & administrative	13,150	14,003	14,690	14,848
Depreciation & amortization	2,065	2,145	2,441	2,466
Total operating expenses	66,085	70,094	67,581	66,080
Operating income	20,640	22,404	19,447	12,569
Other income:
Interest income	—	57	153	406
Income before income taxes	20,640	22,461	19,600	12,975
Income tax provision	5,132	5,450	3,698	3,127
Net income	$15,508	$17,011	$15,902	$9,848

Basic net income per share	$0.23	$0.25	$0.24	$0.15
Diluted net income per share	$0.23	$0.25	$0.24	$0.15

Weighted average shares outstanding:
Basic	66,323	66,541	66,562	66,569
Diluted	66,323	66,561	66,598	66,641

	For the Year Ended December 31, 2017
(in thousands, except per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
Portal revenues	$77,198	$79,374	$76,434	$78,345
Software & services revenues	5,979	5,952	8,099	5,127
Total revenues	83,177	85,326	84,533	83,472
Operating expenses:
Cost of portal revenues, exclusive of depreciation & amortization	47,032	49,009	47,377	48,154
Cost of software & services revenues, exclusive of depreciation & amortization	1,763	1,779	3,169	2,179
Selling & administrative	11,660	13,131	12,091	13,898
Depreciation & amortization	1,613	1,688	1,810	1,818
Total operating expenses	62,068	65,607	64,447	66,049
Operating income before income taxes	21,109	19,719	20,086	17,423
Income tax provision	7,124	6,950	6,066	6,583
Net income	$13,985	$12,769	$14,020	$10,840

Basic net income per share	$0.21	$0.19	$0.21	$0.16
Diluted net income per share	$0.21	$0.19	$0.21	$0.16

Weighted average shares outstanding:
Basic	66,046	66,248	66,267	66,270
Diluted	66,046	66,248	66,267	66,334

15. SUBSEQUENT EVENT

As previously disclosed, Robert Knapp stepped down as Chief Operating Officer of the Company on January 27, 2019. In connection with Mr. Knapp's separation, he received post-termination severance payments and benefits under Section 5.2 of the Key Employee Agreement, as amended, between Mr. Knapp and the Company. As a result, the Company expects to record severance costs, including the acceleration of expense related to the vesting of certain equity awards, totaling approximately $2.6 million in the first quarter of 2019.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting – As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Structure and Practices of the Board of Directors – Corporate Governance Principles and Best Practices and Code of Business Conduct and Ethics, – Committees of the Board, – Nomination of Directors and – Involvement in Certain Legal Proceedings” set forth in the Company’s definitive proxy statement related to its 2019 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides information regarding securities to be issued upon the exercise of outstanding options, warrants and rights and securities available for issuance under the Company’s equity compensation plans as of December 31, 2018:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding as of December 31, 2018	Weighted average exercise price of outstanding options, warrants and rights shown in Column A	Number of securities available for future issuance as of December 31, 2018
Equity compensation plans approved by stockholders:
Restricted stock awards	—	$—	3,482,300 (1)
Employee stock purchase plan	— (2)	— (2)	1,018,581
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	4,500,881

(1)	The amount shown excludes 1,143,678 shares subject to outstanding unvested restricted stock awards.

(2)
March 31, 2018 was the purchase date of common stock for the most recently completed offering period under the Company’s employee stock purchase plan. Therefore, as of such date, no purchase rights were outstanding. The purchase price for the offering period ended March 31, 2018, was $11.31 per share, and the total number of shares purchased was 122,152.

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

The Consolidated Financial Statements and related Notes, together with the report of Ernst & Young LLP, appear in Part II, Item 8, Consolidated Financial Statements and Supplementary Data of this Form 10-K.

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
10.2
Employment agreement between the Registrant and Harry Herington, dated February 5, 2013 (incorporated by reference to Exhibit 10.3 to Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013) **

10.3
Employment agreement between the Registrant and Stephen M. Kovzan, dated February 5, 2013 (incorporated by reference to Exhibit 10.5 to Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013) **

10.4
Employment agreement between the Registrant and Robert W. Knapp, dated February 5, 2013 (incorporated by reference to Exhibit 10.6 to Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013) **

10.5
Employment agreement between the Registrant and Jayne Friedland Holland, dated May 5, 2015 (incorporated by reference to Exhibit 10.7 to Form 10-K (File No. 000-26621) filed with the SEC on February 23, 2016) **

10.6
Employment agreement between the Registrant and William Van Asselt, dated July 29, 2018 (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 000-26621) filed with the SEC on August 1, 2018) **

10.7	Form of NIC Inc. First Amendment to Key Employee Agreement, dated July 27, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on July 28, 2015) **
10.8	NIC Inc. 2014 Amended and Restated Stock Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 000-26621) filed with the SEC on November 3, 2016) **
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

10.11	NIC Inc. Compensation Program For Certain Executive Officers (incorporated by reference to the Form 8-K (File No. 000-26621) filed with the SEC on March 6, 2008) **
10.12	NIC Inc. Management Annual Incentive Plan for Senior Executives (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 000-26621) filed with the SEC on November 3, 2016) **
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

10.15	NIC Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on May 2, 2012) **
10.16	NIC Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on May 4, 2017) **
10.17
Amended and Restated Credit Agreement Dated as of August 6, 2014 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 to the Form 10-Q (File No. 000-26621) filed with the SEC on August 7, 2014)

10.18
Amendment No. 1 to Amended and Restated Credit Agreement, dated July 9, 2015 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on July 9, 2015)

10.19
Amendment No. 2 to Amended and Restated Credit Agreement, dated December 14, 2015 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on December 15, 2015)

10.20
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
101
The following financial information from NIC Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016 (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017, and 2016 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

** Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIC INC.
Date:	February 21, 2019	By:	/s/ Harry Herington
Harry Herington, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Harry Herington	Chairman of the Board and Chief Executive Officer	February 21, 2019
	Harry Herington	(Principal Executive Officer)

	/s/ Stephen M. Kovzan	Chief Financial Officer	February 21, 2019
	Stephen M. Kovzan	(Principal Financial Officer and Principal Accounting Officer)

	Art N. Burtscher*	Lead Independent Director
	Venmal (Raji) Arasu*	Director
	Jayaprakash Vijayan*	Director
	Anthony Scott*	Director
	C. Brad Henry*	Director
	Alexander C. Kemper*	Director
	William M. Lyons*	Director
	Pete Wilson*	Director

/s/ Harry Herington
Harry Herington
*By	Attorney-in-fact
February 21, 2019