Form 10-Q
period 2019-03-31
NIC INC
filed 2019-05-07
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission file number 000-26621
NIC INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2077581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25501 West Valley Parkway, Suite 300, Olathe, Kansas 66061
(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code:   (877) 234-3468
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	EGOV	The Nasdaq Stock Market, LLC
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

On April 26, 2019, the registrant had 66,913,117 shares of common stock outstanding.

NIC INC.
Form 10-Q for the Quarter Ended March 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$180,556	$191,700
Trade accounts receivable, net	113,554	80,904
Prepaid expenses & other current assets	14,935	13,730
Total current assets	309,045	286,334
Property and equipment, net	10,715	10,256
Right of use lease assets, net	12,648	—
Intangible assets, net	16,368	13,604
Other assets	350	332
Total assets	$349,126	$310,526

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,100	$60,092
Accrued expenses	20,967	24,150
Lease liabilities	4,171	—
Other current liabilities	5,312	4,883
Total current liabilities	110,550	89,125

Deferred income taxes, net	1,857	781
Lease liabilities	8,866	—
Other long-term liabilities	8,958	8,931
Total liabilities	130,231	98,837

Commitments and contingencies (Notes 2, 3 and 6)	—	—

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized, 66,911 and 66,569 shares issued and outstanding	7	7
Additional paid-in capital	118,774	117,763
Retained earnings	100,114	93,919
Total stockholders' equity	218,895	211,689
Total liabilities and stockholders' equity	$349,126	$310,526

See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amount

	Three Months Ended March 31,

	2019	2018
Revenues:
State enterprise revenues	$77,255	$80,791
Software & services revenues	7,925	5,934
Total revenues	85,180	86,725
Operating expenses:
State enterprise cost of revenues, exclusive of depreciation & amortization	48,655	48,642
Software & services cost of revenues, exclusive of depreciation & amortization	2,720	2,228
Selling & administrative	9,964	7,503
Enterprise technology & product support	6,445	5,647
Depreciation & amortization	2,421	2,065
Total operating expenses	70,205	66,085
Operating income	14,975	20,640
Other income:
Interest income	604	—
Income before income taxes	15,579	20,640
Income tax provision	4,077	5,132
Net income	$11,502	$15,508

Basic net income per share	$0.17	$0.23
Diluted net income per share	$0.17	$0.23

Weighted average shares outstanding:
Basic	66,670	66,323
Diluted	66,670	66,323

See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2019	66,569	$7	$117,763	$93,919	$211,689
Net income	—	—	—	11,502	11,502
Dividends declared	—	—	—	(5,402)	(5,402)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	27	(27)	—
Dividend equivalents cancelled upon forfeiture of performance-based restricted stock awards	—	—	(122)	122	—
Restricted stock vestings	364	—	—	—	—
Shares surrendered and cancelled upon vesting of restricted stock to satisfy tax withholdings	(153)	—	(2,609)	—	(2,609)
Stock-based compensation	—		2,272	—	2,272
Shares issuable in lieu of dividend payments on performance-based restricted stock awards	3	—	—	—	—
Issuance of common stock under employee stock purchase plan	128	—	1,443	—	1,443
Balance, March 31, 2019	66,911	$7	$118,774	$100,114	$218,895

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2018	66,271	$7	$111,275	$56,960	$168,242
Net cumulative effect of adoption of accounting standard	—	—	—	208	208
Net income	—	—	—	15,508	15,508
Dividends declared	—	—	—	(5,370)	(5,370)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	34	(34)	—
Dividend equivalents cancelled upon forfeiture of performance-based restricted stock awards	—	—	(140)	140	—
Restricted stock vestings	202	—		—	—
Shares surrendered and cancelled upon vesting of restricted stock to satisfy tax withholdings	(81)	—	(1,132)		(1,132)
Stock-based compensation	—	—	1,511	—	1,511
Issuance of common stock under employee stock purchase plan	122	—	1,382	—	1,382
Balance, March 31, 2018	66,514	$7	$112,930	$67,412	$180,349

See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$11,502	$15,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	2,421	2,065
Stock-based compensation expense	2,272	1,511
Deferred income taxes	1,076	685
Provision for recoveries on accounts receivable	(186)	(116)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(32,464)	16,813
Prepaid expenses & other current assets	(1,205)	(1,635)
Other assets	1,069	258
Accounts payable	20,008	(20,131)
Accrued expenses	(3,183)	(6,360)
Other current liabilities	422	295
Other long-term liabilities	(664)	325
Net cash provided by operating activities	1,068	9,218

Cash flows from investing activities:
Purchases of property and equipment	(1,484)	(873)
Asset acquisition	(1,743)	—
Capitalized software development costs	(2,417)	(1,640)
Net cash used in investing activities	(5,644)	(2,513)

Cash flows from financing activities:
Cash dividends on common stock	(5,402)	(5,370)
Proceeds from employee common stock purchases	1,443	1,382
Tax withholdings related to stock-based compensation awards	(2,609)	(1,132)
Net cash used in financing activities	(6,568)	(5,120)

Net (decrease) increase in cash	(11,144)	1,585
Cash, beginning of period	191,700	160,777
Cash, end of period	$180,556	$162,362

Other cash flow information:
Cash payments:
Income taxes paid, net	$3,637	$4,418
See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

NIC Inc., together with its subsidiaries (the "Company" or "NIC") is a leading provider of digital government services that help governments use technology to provide a higher level of service to businesses and citizens and increase efficiencies. The Company accomplishes this currently through two channels: its state enterprise businesses and its software & services businesses.

In the Company's primary state enterprise businesses, it generally designs, builds, and operates digital government services on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete secure government-based transactions through multiple online channels. These digital government services consist of websites and applications the Company has built that allow consumers, such as businesses and citizens, to access government information online and complete transactions. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the digital government services. The Company’s software & services businesses primarily include its subsidiaries that provide software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The consolidated financial statements include all of the Company's direct and indirect wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the consolidated financial position and the results of operations, changes in stockholders' equity and cash flows of the Company as of the dates and for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2018, including the notes thereto, set forth in the Company’s 2018 Annual Report on Form 10-K.

Certain amounts in the consolidated statements of income for the three months ended March 31, 2018 were reclassified to conform to the current year presentation. The reclassification had no impact on net income or cash flows for the period ended March 31, 2018.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

Recently issued accounting pronouncements

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Expenses are recognized in the statement of income in a manner similar to current accounting guidance. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

On January 1, 2019, the Company adopted the standard and all the related amendments, using a modified retrospective approach at the beginning of the period of adoption. Under this approach, the comparative information was not restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company not to reassess (i) whether expired or existing contracts contain a lease under the new standard, or (ii) the lease classification for expired or existing leases. In addition, the Company did not elect to use hindsight and excluded any lease contracts with terms of twelve months or less during transition.

The adoption of the standard resulted in the recognition of ROU lease assets and lease liabilities of $12.6 million and $12.9 million, respectively, as of January 1, 2019. The adoption of the standard did not have an impact on the Company’s consolidated earnings or cash flows for the quarter ended March 31, 2019.

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

Revenue recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration which the Company expects to receive in exchange for those goods or services.

Disaggregation of Revenue

The Company currently earns revenues from three main sources: (i) transaction-based fees, which consist of interactive government services (“IGS”), driver history records (“DHR”) and other transaction-based revenues, (ii) development services and (iii) fixed fee management services. The following table summarizes, by reportable and operating segment, our principal activities from which the Company generates revenue (in thousands):

	Three Months Ended March 31, 2019
	State Enterprise	Software & Services	Consolidated Total
IGS	$50,154	$—	$50,154
DHR	23,685	—	23,685
Other	—	7,925	7,925
Total transaction-based	73,839	7,925	81,764
Development services	2,178	—	2,178
Fixed fee management services	1,238	—	1,238
Total revenues	$77,255	$7,925	$85,180

	Three Months Ended March 31, 2018
	State Enterprise	Software & Services	Consolidated Total
IGS	$50,267	$—	$50,267
DHR	27,239	—	27,239
Other	—	5,934	5,934
Total transaction-based	77,506	5,934	83,440
Development services	2,047	—	2,047
Fixed fee management services	1,238	—	1,238
Total revenues	$80,791	$5,934	$86,725

Transaction-based revenues

Under certain contracts with its government partners, the Company agrees to provide continuous access to digital government services that allow consumers to complete secure transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. The Company satisfies its performance obligation by providing access to applications over the contractual term, and by processing transactions as they are initiated by consumers. The performance obligation is satisfied when the Company provides the access and it is used by the consumer.

Development services revenues

The Company earns development services revenues primarily under contracts to provide software development and other time and materials services to its government partners. These contracts are generally not longer than one year in duration. For services provided under development contracts the performance obligation is either satisfied over time or at a point in time upon customer acceptance.

Under its development services contracts, the Company typically does not have significant future performance obligations that extend beyond one year. As of March 31, 2019, the total transaction price allocated to unsatisfied performance obligations was approximately $3.8 million.

Fixed-fee management services revenues

Management services revenues primarily consist of revenues from providing recurring fixed fee digital government services for the Company’s government partner in Indiana. As of March 31, 2019, the Company’s Indiana contract had unsatisfied performance obligations for one month. The total transaction price allocated to the unsatisfied performance obligation is not significant.

Unearned Revenues

Unearned revenues at March 31, 2019 and December 31, 2018 were approximately $3.1 million and $1.7 million, respectively. The change in the deferred revenue balance for the three months ended March 31, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $1.1 million of revenues recognized that were included in the deferred revenue at the beginning of the period.

Leases

All Company lease arrangements are considered operating leases.  Operating leases are included in right of use lease assets and lease liabilities in the consolidated balance sheet. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the term of the lease.

On the commencement date of a lease, the Company recognizes a lease liability and corresponding right of use lease asset based on the present value of lease payments over the lease term. Lease agreements generally do not provide an implicit rate and therefore the Company's incremental borrowing rate at the commencement date is used to determine the present value of lease payments. Accretion of the discount on the lease liability is calculated under the effective interest method and included in operating lease cost. The right of use asset also includes any initial direct costs and prepaid lease payments and excludes any lease incentives received by the lessor. The right of use asset is amortized over the lease term and is included in operating lease cost. The result is a single operating lease cost recognized on a straight-line basis over the term of the lease.

Certain of the Company's leases have both lease and non-lease components. The Company has elected the practical expedient to account for these components as a single lease component for all leases.

3.  GOVERNMENT CONTRACTS

State enterprise contracts

The Company’s state enterprise contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government. The Company’s primary business obligation under these contracts is generally to design, build, and operate digital government services on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to digitally complete government-based transactions. NIC typically markets the services and solicits consumers to complete government-based transactions and to enter into subscriber contracts permitting the user to access online applications and the government information contained therein in exchange for transactional and/or subscription user fees. The Company enters into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. The Company has limited control over the level of fees it is permitted to retain.

The Company is typically responsible for funding the up-front development and ongoing operations and maintenance costs of digital government services, and generally owns all the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term or upon termination for cause, the government partner typically receives a perpetual, royalty-free license to use the applications built by the Company only in its own state. However, certain enterprise applications, proprietary customer management, billing, payment processing and other software applications that the Company has developed and standardized centrally are provided to government partners on a software-as-a-service (“SaaS”) basis, and thus would not be included in any royalty-free license. If the Company’s contract expires after a defined term or if its contract is terminated by a government partner for cause, the government agency would be entitled to take over the applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 16 contracts under which the Company provides enterprise-wide digital government services, as well as the Company’s contract with the Federal Motor Carrier Safety Administration (“FMCSA”), can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 58% of the Company’s total consolidated revenues for the three months ended March 31, 2019. If any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee to continue to use the Company’s applications.

Under a typical state enterprise contract, the Company is required to fully indemnify its government partners against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At March 31, 2019, the Company was bound by performance bond commitments totaling approximately $10.8 million on certain state enterprise contracts.

Software & services contract

The Company’s subsidiary NIC Federal, LLC has a contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using a transaction-based business model. In February 2019, the FMCSA extended the current contract through August 27, 2019, and included three six-month renewal options. The contract can be terminated by the FMCSA without cause on a specified period of notice.

Expiring contracts

There are currently 15 state enterprise contracts, as well as the Company's contract with the FMCSA, that have expiration dates within the 12-month period following March 31, 2019. Collectively, revenues generated from these contracts represented approximately 46% of the Company’s total consolidated revenues for the three months ended March 31, 2019. Although certain of these contracts have renewal provisions, any renewal is at the option of the Company’s government partner. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which the Company managed digital government services for the state of Texas expired on August 31, 2018. For the three months ended March 31, 2018 revenues from the contract were $17.5 million, which accounted for approximately 20% of the Company's total consolidated revenue for the three months ended March 31, 2018.

4. ACQUISITION

During 2018, the Company entered into a purchase agreement to acquire certain prescription drug monitoring software technology assets of a Maryland-based, privately held company, Leap Orbit LLC ("Leap Orbit"). The purchase price consisted of initial cash consideration of approximately $3.6 million and potential additional consideration of approximately $3.5 million if certain conditions under the agreement are met. The transaction was accounted for as an asset acquisition, as substantially all of the value related to the prescription drug monitoring software technology acquired. The Company paid additional consideration of $1.7 million in the first quarter of 2019, which was included in the cost of the acquired assets in the consolidated balance sheet. The Company currently expects to make a final payment for additional consideration of $1.7 million in the second quarter of 2019.

5. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

The Company has a revolving bank credit facility with Bank of America, N.A. Under the Amended and Restated Credit Agreement ("Credit Agreement"), the credit facility provides $10 million of unsecured financings available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that allows the Company to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. The Company can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the Credit Agreement.

On May 1, 2019, the Company entered into Amendment No. 4 to Amended and Restated Credit Agreement (the “Amendment’), which amends the Credit Agreement, dated as of August 6, 2014, as previously amended, between the Company and Bank of America, N.A.. The Amendment extended the maturity date of the revolving credit facility to May 1, 2021, and also increased the purchase price of a permitted acquisition, as well as the aggregate purchase price of all such permitted acquisitions during the term of the Credit Agreement.  Additionally the Amendment removes the two-tier structure on interest rates and provides that the interest rate on any amounts borrowed by the Company under the Credit Agreement will be at what was previously the lower tier, which is (i) an annual rate adjusted daily and benchmarked to LIBOR for a one-month term, plus a margin of 1.15% of face value per annum, or (ii) an annual rate benchmarked to LIBOR with a term equivalent to such borrowing, plus a margin of 1.15% of face value per annum.  The other material terms of the Credit Agreement remain unchanged, including customary representations and warranties, affirmative and negative covenants and events of default.

6. LEASES

The Company leases office space and certain equipment under noncancelable operating leases. Leases have terms which range from 1 year to 9 years, some of which include options to renew the lease. The exercise of lease renewal options is at the Company’s sole discretion and are included in the lease term when it is reasonably certain the Company will exercise the option on the basis of economic factors. The weighted average remaining lease term for operating leases as of March 31, 2019 was 3.8 years.

The aggregate future lease payments for operating leases as of March 31, 2019 and December 31, 2018, which is under previous accounting standards, are as follows (in thousands):

	March 31, 2019	December 31, 2018
Fiscal Year
2019(1)	$3,572	$4,673
2020	3,703	3,403
2021	2,844	2,604
2022	2,318	2,082
2023	940	698
Thereafter	730	690
Total future minimum lease payments	14,107	14,150
Less: interest	(1,070)	N/A
Total lease liabilities	$13,037	N/A
(1) The March 31, 2019 column excludes the three months ended March 31, 2019.

Other information related to operating leases is as follows (in thousands):

March 31, 2019
Operating lease cost (1)	$1,463
Weighted-average discount rate	3.8%

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	1,089
Right of use assets obtained in exchange for new lease liabilities (2)	13,735
(1) Includes short-term and variable lease costs, which are not significant.
(2) Includes $12.6 million for operating leases existing on January 1, 2019 and $1.1 million for operating leases that commenced in the three months ended March 31, 2019.

7.  EARNINGS PER SHARE

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled 0.7 million for both of the three months ended March 31, 2019 and 2018. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$11,502	$15,508
Less: Income allocated to participating securities	(127)	(171)
Net income available to common stockholders	$11,375	$15,337
Denominator:
Weighted average shares - basic	66,670	66,323
Performance-based restricted stock awards	—	—
Weighted average shares - diluted	66,670	66,323

Basic net income per share:	$0.17	$0.23

Diluted net income per share:	$0.17	$0.23

8.  STOCKHOLDERS’ EQUITY

The Company's Board of Directors declared and paid the following dividends (payment in millions):

Declaration Date	Dividend per Share	Record Date	Payment Date	Payment
January 28, 2019	$0.08	March 5, 2019	March 19, 2019	$5.4
January 29, 2018	$0.08	March 6, 2018	March 20, 2018	$5.4

On May 7, 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of June 11, 2019. The dividend, which is expected to total approximately $5.4 million, will be paid on June 25, 2019, out of the Company’s available cash.

9.  INCOME TAXES

The Company's effective tax rate was 26.2% and 24.9% for the three months ended March 31, 2019 and 2018, respectively. The Company's effective tax rate was higher than the applicable federal statutory income tax rate of 21.0% primarily because of state income taxes and non-deductible expenses. The increase in the effective tax rate was mainly due to approximately $2.6 million of executive severance costs for the three months ended March 31, 2019, as previously disclosed, a significant portion of which is not deductible for income tax purposes.

10.  STOCK BASED COMPENSATION

During the three months ended March 31, 2019, the Compensation Committee of the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 291,935 shares with a grant-date fair value totaling approximately $5.0 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company records forfeitures when they occur.

During the three months ended March 31, 2019, the Compensation Committee of the Board of Directors of the Company granted performance-based restricted stock awards to certain executive officers pursuant to the terms of the Company’s executive compensation program totaling 111,135 shares with a grant-date fair value totaling approximately $1.9 million. This represents the maximum number of shares the executive officers can earn at the end of a three-year performance period ending December 31, 2021. The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

•	Operating income growth (three-year compound annual growth rate); and

•	Total consolidated revenue growth (three-year compound annual growth rate).

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

At December 31, 2018, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 22, 2016 ended. Based on the Company’s actual financial results from 2016 through 2018, 64,846 of the shares and 4,226 of dividend equivalent shares were earned. The remaining 73,345 shares subject to the awards were forfeited in the first quarter of 2019.

Stock-based compensation cost for performance-based restricted stock awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period and is recognized as expense over the performance period based upon the probable number of shares expected to vest.

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2019	2018
State enterprise cost of revenues, exclusive of depreciation & amortization	$361	$443
Software & services cost of revenues, exclusive of depreciation & amortization	35	39
Selling & administrative	1,716	838
Enterprise technology & product support	160	191
Stock-based compensation expense	$2,272	$1,511

11.  REPORTABLE SEGMENT AND RELATED INFORMATION

The state enterprise segment is the Company’s only reportable segment and generally includes the Company’s subsidiaries operating digital government services on an enterprise-wide basis for state and local governments. The software & services category primarily includes the Company’s subsidiaries that provide software development and digital government services, other than those provided on an enterprise-wide basis, to federal agencies as well as other state and local governments. Each of the Company’s businesses within the Software & Services category is an operating segment and has been grouped together to form the Software & Services category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all operating segments.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three months ended March 31, (in thousands):

	State Enterprise	Software & Services	Other Reconciling Items	Consolidated Total
2019
Revenues	$77,255	$7,925	$—	$85,180
Costs & expenses	48,655	2,720	16,409	67,784
Depreciation & amortization	636	21	1,764	2,421
Operating income (loss)	$27,964	$5,184	$(18,173)	$14,975

2018
Revenues	$80,791	$5,934	$—	$86,725
Costs & expenses	48,642	2,228	13,150	64,020
Depreciation & amortization	877	27	1,161	2,065
Operating income (loss)	$31,272	$3,679	$(14,311)	$20,640

The legacy contract under which the Company managed digital government services for the state of Texas expired on August 31, 2018 and accounted for approximately 20% of the Company's total consolidated revenues for the three months ended March 31, 2018. The Company's state enterprise contract with the state of Colorado accounted for approximately 10% of the Company's total consolidated revenues for the three months ended March 31, 2019. No other government partner accounted for more than 10% of the Company's total consolidated revenues for any period presented.

12. Subsequent Event
On May 1, 2019, the Company completed the stock acquisition of Complia, LLC, a licensing platform business. The Company acquired all of the outstanding equity of Complia, LLC for initial consideration of approximately $10 million in cash. In addition, the sellers are eligible for an earn out, which is capped at $5 million, on new contract wins that utilize the Complia, LLC licensing platform through April 2022. This transaction will be recorded as a business combination, and the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair value. Due to the timing of this transaction, the allocation of the purchase price has not yet been finalized.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Quarterly Report on Form 10-Q.
CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (referred to herein as “the Company”, “NIC”, “we”, “our” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new contracts and new projects under existing contracts, the expected length of contract terms, statements relating to the our business plans, objectives and expected operating results, statements relating to our expected effective tax rate, statements relating to possible future dividends and share repurchases, statements regarding the expected effects of changes in accounting standards, statements of assumptions underlying such statements, and statements of our intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, our success in renewing existing contracts and in signing contracts with new states and with federal and state government agencies; our ability to successfully increase the adoption and use of digital government services; the possibility of security breaches or disruptions through cyber-attacks or other events and any resulting liability; our ability to implement new contracts and any related technology enhancements in a timely and cost-effective manner; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; continued favorable government legislation; acceptance of digital government services by businesses and citizens; our ability to identify and acquire suitable acquisition candidates and to successfully integrate any acquired businesses; competition; general economic conditions; and the other factors discussed under “RISK FACTORS” in Part I, Item 1A and “Cautions About Forward Looking Statements" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of NIC’s 2018 Annual Report on Form 10-K filed on February 21, 2019 with the SEC. Investors should read all of these discussions of risks carefully.

All forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. Except as may be required by applicable law, we will not update the information in this Quarterly Report on Form 10-Q if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

OVERVIEW OF OUR BUSINESS MODEL

We are a leading provider of digital government services that help governments use technology to provide a higher level of service to businesses and citizens and increase efficiencies. We accomplish this through two channels: our state enterprise businesses and our software & services businesses.

In our primary state enterprise businesses, we generally enter into contracts primarily with state and local governments to design, build, and operate digital government services on an enterprise-wide basis on their behalf. We typically enter into multi-year contracts and manage operations for each government partner through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. The internet-based services that we build, allow businesses and citizens to access government information through multiple digital channels and complete secure transactions. We are typically responsible for funding the up-front development and ongoing operations and maintenance costs of the digital government services. Our unique business model allows us to generate revenues by sharing in the fees collected from digital government transactions. Our government partners benefit because they reduce their financial and technological risks, increase their operational efficiencies, and gain a centralized, customer-focused presence on the internet, while businesses and citizens gain a faster, more convenient, and more cost-effective means to interact with governments.

On behalf of our government partners, we enter into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services we provide and the division of revenues between us and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We typically own all the intellectual property related to the applications developed under these contracts. After completion of a defined contract term or upon termination for cause, the government partner typically receives a perpetual, royalty-free license to use the applications and digital government services we built only in its own state. However, certain enterprise applications and proprietary customer management, billing, payment processing or other applications that we have developed and standardized centrally are provided to our government partners on a software-as-a-service (“SaaS”) basis, and thus would not be included in any royalty-free license. If our contract expires after a defined term or if our contract is terminated by our government partner for cause, the government agency would be entitled to take over the owned or licensed applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

We also provide certain payment processing services to state and local agencies in states where we do not maintain an enterprise-wide contract and to a few private sector entities and will continue to market these services to other entities in the future. In some cases, we enter into contracts to provide consulting, software development and management services to governments in exchange for an agreed-upon fee.

For additional information on our government contracts, refer to Note 3, Government Contracts, in Part I, Item 1 of this Quarterly Report on Form 10-Q. The loss of a contract due to the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability. In addition, any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of our contracts.

REVENUES

We classify our revenues into two primary categories based upon our segments reporting: (1) state enterprise and (2) software & services. Each of these categories are described below:

State Enterprise Revenues: We earn state enterprise revenues from our subsidiaries operating enterprise-wide state contracts that provide digital government services to multiple government agencies. We categorize our state enterprise revenues into three main sources: transaction-based fees, development services and fixed fee management services. Transaction-based revenues and fixed fee management services revenues are generally recurring while development services revenues are generally non-recurring. Each of these revenue sources are further described below:

•	Transaction-based:
IGS: fees from a wide variety of interactive government services, other than digital access to motor vehicle driver history records, for transactions conducted by business users and consumers. For a representative listing of the IGS applications we currently offer through our state enterprise businesses in conjunction with our government partners, refer to Part I, Item 1 in our 2018 Annual Report on Form 10-K, filed with the SEC on February 21, 2019.
DHR: fees from driver history records for providing data resellers, insurance companies, and other pre-authorized customers digital access to state motor vehicle driver history records on behalf of our state partners.

•
Development Services: revenues from the performance of software development projects and other time and materials services for our government partners. While we actively market these services, they do not have the same degree of predictability as our transaction-based or fixed fee management services and are generally non-recurring.

•	Fixed Fee Management Services: our state enterprise business in Indiana earns fixed fees from the performance of digital government services for numerous government partners.
Software & Services Revenues: We earn revenues from our businesses that provide software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments. Our Software & Services revenue is mainly transaction-based and classified by two types of contracts: NIC Federal and Other. Each of these revenue types is further described below:

•
NIC Federal: primarily transaction-based, fees from contracts with certain Federal agencies in the United States, including the Department of Transportation's Federal Motor Carrier Safety Administration ("FMCSA") to manage the Pre-Employment Screening Program ("PSP") and the United States National Park Service to manage the YourPassNow electronic park pass service. We also earn transaction-based revenues as a subcontractor to Booz Allen Hamilton on its Recreation.gov contract. The revenues in NIC Federal are generally recurring under their respective contracts.

•
Other: primarily transaction-based fees from contracts with state and local governments that are not part of an enterprise-wide state contract. The majority of revenues from these sources are recurring.

OPERATING EXPENSES

The primary categories of operating expenses include: cost of revenues, selling & administrative, enterprise technology & product support, and depreciation & amortization. Each of these categories are described below:

Cost of Revenues: This consists of all direct costs associated with providing digital government services both on a state enterprise basis and a software & services basis and excludes depreciation and amortization. We categorize costs of revenues between fixed and variable costs:

•
Fixed costs include costs such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, telecommunications costs, provision for losses on accounts receivable, and all other costs associated with the provision of dedicated client service such as dedicated facilities.

•
Variable costs fluctuate with the level of revenues and primarily include interchange fees required to process credit/debit card transactions, bank fees to process automated clearinghouse transactions and, to a much lesser extent, costs associated with revenue share arrangements with certain state partners. A significant percentage of our transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a portion of the credit/debit card transaction amount, but also must pay an associated interchange fee to the financial institution that processes the credit/debit card transaction. We earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services because they are needed by our government partners and they contribute favorably to our operating income growth.

Selling & Administrative: This category consists primarily of corporate-level expenses (including all forms of compensation and benefits) relating to market development and sales, human resource management, marketing, corporate communications and public relations, administration, legal, finance and accounting, internal audit and other non-customer service related costs.

Enterprise Technology & Product Support: This category consists primarily of corporate-level expenses (including all forms of compensation and benefits) for our information technology, product and security teams that support our centrally hosted data center infrastructure and centrally developed payment processing solutions, government agency vertical products, including outdoor recreation and healthcare, and other platform solutions, including our citizen-centric Gov2Go enterprise platform and enterprise microservices and internal development platforms.

Depreciation and Amortization: This category consists of depreciation of fixed assets and amortization of both our internally developed software and software purchased as part of an acquisition.

RESULTS OF OPERATIONS

The discussion below focuses on our consolidated results of operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Total Revenues

Total revenues for the three months ended March 31, 2019 were $85.2 million, a 2% decrease from the three months ended March 31, 2018. Recurring revenues as a percentage of total revenues for the three months ended March 31, 2019 was 97% compared to 98% for the three months ended March 31, 2018.

State Enterprise Revenues

In the table below, we have categorized our state enterprise revenues according to the underlying source of revenue, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended March 31,
(dollar amounts in thousands)	2019	2018	Change	% Change
IGS transaction-based	$50,154	$50,267	$(113)	—%
DHR transaction-based	23,685	27,239	(3,554)	(13)%
Development services	2,178	2,047	131	6%
Fixed fee management services	1,238	1,238	—	—%
Total	$77,255	$80,791	$(3,536)	(4)%

The following table summarizes key financial metrics for state enterprise revenues. For the three months ended March 31, 2019, the results of the legacy Texas contract, the new Texas payment processing contract and the Illinois contract were excluded from the same-state enterprise category as they both did not generate revenues for two full comparable periods.

	Three Months Ended March 31,
	2019	2018
Same-state IGS revenue growth	15%	10%
Same-state DHR revenue growth	3%	1%
Same-state revenue growth - other services*	(4)%	14%
Same-state revenue growth - total	10%	7%
* Represents the combined growth of development services and fixed fee management services revenues.

State enterprise revenues in the current quarter decreased 4%, or approximately $3.5 million, from the prior year quarter largely due to a $17.5 million decrease in revenues from the legacy Texas contract, which expired on August 31, 2018. This decrease was partially offset by a 10%, or approximately $6.3 million, increase in same-state enterprise revenues and a $7.4 million increase in revenues from the Texas payment processing contract, which commenced on September 1, 2018.

The 10% increase in same-state revenues was mainly due to higher revenues in Indiana, South Carolina and Pennsylvania, among other states. Same-state IGS revenues increased 15% in the three months ended March 31, 2019 driven in part by higher payment processing volumes in Indiana and New Jersey and higher driver's license renewals in South Carolina, among other services. Same-state DHR revenues grew 3% in the three months ended March 31, 2019 mainly due to a prior period price increase in one state and higher volumes across several states. Same-state revenue growth for other services declined 4% primarily due to the timing of projects for development services in certain states.

Software & Services Revenues

In the table below, we have categorized our software & services revenues by business, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended March 31,
(dollar amounts in thousands)	2019	2018	Change	% Change
NIC Federal	$5,951	$4,096	$1,855	45%
Other	1,974	1,838	136	7%
Total	$7,925	$5,934	$1,991	34%

Software & services revenues increased 34% or approximately $2.0 million, over the prior year quarter driven mainly by growth in transactions from our NIC Federal business. This includes our subcontracting relationship with Booz Allen Hamilton on its Recreation.gov contract, which launched on October 1, 2018 and our contract with the FMCSA due to increased demand for the PSP service offering.

State Enterprise Cost of Revenues

In the table below, we have categorized our state enterprise cost of revenues between fixed and variable costs, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended March 31,
(dollar amounts in thousands)	2019	2018	Change	% Change
Fixed costs	$24,323	$28,128	$(3,805)	(14)%
Variable costs	24,332	20,514	3,818	19%
Total	$48,655	$48,642	$13	—%

State enterprise cost of revenues in the three months ended March 31, 2019 were flat compared to the prior year period as the increase in same-state costs and costs associated with the new Texas payment processing contract were offset by decreases in costs from the legacy Texas contract. The increase in variable costs was primarily attributable to an increase in credit card interchange fees associated with higher IGS payment processing revenues in Texas, Indiana and New Jersey. The decrease in fixed costs was primarily attributable to lower employee compensation related costs associated with the expiration of the legacy Texas contract on August 31, 2018.

State enterprise gross profit percentage was 37% in the three months ended March 31, 2019 compared to 40% in the prior year period. The decrease was largely attributable to significantly lower revenues and profit margins from the new Texas payment processing contract compared to the legacy Texas contract. We carefully monitor our state enterprise gross profit percentage to strike a balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our state enterprise operations (which, we believe, also benefits our stockholders).

Software & Services Cost of Revenues

In the table below, we have categorized our software & services cost of revenues between fixed and variable costs, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended March 31,
(dollar amounts in thousands)	2019	2018	Change	% Change
Fixed costs	$2,318	$1,801	$517	29%
Variable costs	402	427	(25)	(6)%
Total	$2,720	$2,228	$492	22%

Software & services cost of revenues in the three months ended March 31, 2019 increased 22% compared to the prior year period largely driven by compensation related costs to support the subcontracting work for Booz Allen Hamilton on its Recreation.gov contract.

Our software & services gross profit percentage was 66% in the three months ended March 31, 2019 compared to 62% in the comparative prior year. The increase was largely attributable to incremental revenues from our subcontracting relationship with Booz Allen Hamilton on its Recreation.gov contract.

Selling & Administrative

Selling & administrative expenses for the three months ended March 31, 2019 were $10.0 million, an increase of $2.5 million, or 33%, compared to the same period in the prior year, driven by executive severance costs totaling $2.6 million in the current quarter, as previously disclosed. These severance costs consisted of a one-time cash payment of $1.5 million and $1.1 million of stock-based compensation expense associated with the accelerated vesting of certain restricted stock awards. As a percentage of total consolidated revenues, selling & administrative expenses were 12% for the first quarter of 2019 compared to 9% for the first quarter of 2018.

Enterprise Technology & Product Support

Enterprise technology & product support expenses for the three months ended March 31, 2019 were $6.4 million, an increase of $0.8 million, or 14%, compared to the same period in the prior year. The increase was primarily driven by higher personnel costs to support product development and enhance company-wide information technology, including the continued development of the Company's citizen-centric Gov2Go® enterprise platform and enterprise microservices platform. As a percentage of total consolidated revenues, enterprise technology and product support expenses were 8% for the first quarter of 2019 compared to 7% for the first quarter of 2018.

Depreciation & Amortization

	Three Months Ended March 31,
(dollar amounts in thousands)	2019	2018	Change	% Change
Depreciation	$1,025	$1,448	$(423)	(29)%
Amortization	1,396	617	779	126%
Depreciation & amortization	$2,421	$2,065	$356	17%

Depreciation & amortization expense increased 17%, or $0.4 million for the three months ended March 31, 2019 compared to the same period in the prior year. The increase was driven primarily by intangible asset amortization related to the Leap Orbit asset acquisition as well as the amortization of capitalized software development costs related to enterprise product and platform investments made in prior periods. This increase was partially offset by lower depreciation related to the legacy Texas contract. As a percentage of total consolidated revenues, depreciation & amortization expense was 3% for the first quarter of 2019 compared to 2% for the same period in the prior year.

Interest Income

Interest income was $0.6 million for the three months ended March 31, 2019. The increase from the comparative prior year period was primarily driven by an increase in interest rates on our average cash balance for the current period.

Income Taxes

Our effective tax rate was approximately 26.2% and 24.9% for the three months ended March 31, 2019 and 2018, respectively. The higher effective tax rate for the three months ended March 31, 2019 was primarily driven by executive severance costs in the current period, a significant portion of which is not deductible for income tax purposes.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities were $1.1 million for the first quarter of 2019 compared to $9.2 million for the first quarter of 2018. The decrease was mainly the result of a decrease in net income and fluctuations in working capital mainly associated with the timing of payments to and receipts from our government partners.

Investing Activities

Cash flows used in investing activities were $5.6 million for the first quarter of 2019 compared to $2.5 million for the first quarter of 2018. The increase was primarily due to the additional consideration of $1.7 million paid during the first quarter of 2019 for the software technology acquired in the Leap Orbit asset acquisition, and by a $0.6 million and $0.8 million increase in purchases of property and equipment and capitalized software development costs, respectively.

Financing Activities

Cash flows used in financing activities were $6.6 million for the first quarter of 2019 compared to $5.1 million for the first quarter of 2018. The increase was primarily due to a $1.5 million increase in tax withholdings related to the vesting of employee stock-based compensation awards.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $198.5 million at March 31, 2019, from $197.2 million at December 31, 2018. The increase in our working capital was primarily due to cash generated from operations in the period. Our current ratio, defined as current assets divided by current liabilities, was 2.8 and 3.2 at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019, our cash balance was $180.6 million compared to $191.7 million at December 31, 2018. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and potential dividend payments for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.8 million in available capacity to issue additional letters of credit and $9.8 million of unused borrowing capacity at March 31, 2019 under the Credit Agreement. We were in compliance with all of our covenants under the Credit Agreement at March 31, 2019. As further discussed in Note 5 of the Notes to the Unaudited Consolidated Financial Statements on this Form 10-Q, on May 1, 2019, we entered into an amendment to our Credit Agreement that, among other things, amended and extended our Credit Agreement from May 1, 2019 to May 1, 2021.

At March 31, 2019, we were bound by performance bond commitments totaling approximately $10.8 million on certain government contracts.

We currently expect our capital expenditures to range from approximately $4.5 million to $5.5 million in the fiscal year 2019, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our state enterprise businesses including equipment upgrades and enhancements, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, software licenses, and office equipment. We currently expect our capitalized internal-use software development costs to range from approximately $7.0 million to $8.0 million. This estimate includes costs related to the enhancement of centralized customer management, billing and payment processing solutions that support our business operations and accounting systems in addition to our citizen-centric Gov2Go enterprise platform, enterprise microservices platform and enterprise licensing and permitting platform.

Dividends

We paid dividends of $0.08 per common share during the first quarter of 2019 and 2018. The total cash dividends paid during the first quarter of 2019 and 2018 were $5.4 million and $5.4 million, respectively.

On May 7, 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of June 11, 2019. The dividend, which is expected to total approximately $5.4 million, will be paid on June 25, 2019, out of the Company’s available cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We had unused outstanding letters of credit totaling approximately $0.2 million at March 31, 2019.

As of March 31, 2019, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related contracts. We have income tax uncertainties of approximately $9.0 million at March 31, 2019. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

CRITICAL ACCOUNTING POLICIES

We have updated our accounting policies related to leases in conjunction with the adoption of ASC 842 as further described in Note 2 in the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in our critical accounting policies from the information provided under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk.
Our results of operations are exposed to financial market risks due primarily to changes in interest rates on our interest-bearing cash accounts. We currently have no principal amounts of indebtedness outstanding under our line of credit, the terms of which are discussed in Note 5 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. Based on our cash balances as of March 31, 2019, a one percent change in interest rates would not have a significant impact on our cash flows or results of operations.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising from the operation of our business that is considered routine and incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business, results of operations, financial condition or cash flow.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the first quarter of 2019, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 15, 2019	2,568	$13.65	N/A	N/A
January 18, 2019	665	13.81	N/A	N/A
January 20, 2019	2,421	13.81	N/A	N/A
January 28, 2019	1,502	14.13	N/A	N/A
January 30, 2019	881	14.16	N/A	N/A
February 6, 2019	42,726	17.31	N/A	N/A
February 22, 2019	86,252	17.26	N/A	N/A
February 23, 2019	15,542	17.26	N/A	N/A
Total	152,557	17.01

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

At the 2019 Annual Meeting of Stockholders of the Company held on May 7, 2019, stockholders of the Company voted on three proposals and cast their votes as described below.  The proposals are described in the Company’s definitive proxy statement filed with the SEC on March 22, 2019.

Proposal 1

The following directors were elected to serve until the 2020 Annual Meeting of Stockholders and until their successors are elected and qualified, as set forth below:

Name	For	Withheld	Broker Non-Votes
Harry H. Herington	53,129,007	454,694	8,633,788
Art N. Burtscher	52,902,225	681,476	8,633,788
Venmal (Raji) Arasu	51,243,873	2,339,828	8,633,788
C. Brad Henry	51,362,310	2,221,391	8,633,788
Alexander C. Kemper	53,152,830	430,871	8,633,788
William M. Lyons	49,692,874	3,890,827	8,633,788
Antony Scott	53,442,873	140,828	8,633,788
Jayaprakash Vijayan	53,449,477	134,224	8,633,788
Pete Wilson	51,188,875	2,394,826	8,633,788

Proposal 2

Company stockholders approved, on an advisory basis, the compensation of the Company’s named executive officers as set forth in the Company’s proxy statement for the 2019 Annual Meeting of Stockholders, as set forth below:

For	Against	Abstentions	Broker Non-Votes
51,437,925	2,095,962	49,814	8,633,788

Proposal 3

Company stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2019, as set forth below:

For	Against	Abstentions	Broker Non-Votes
61,755,292	402,012	60,185	—

ITEM 6.  EXHIBITS

10.1*	Amendment No. 4 to Amended and Restated Credit Agreement, dated May 1, 2019 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language) includes (i) Consolidated Balance Sheets at March 31, 2019 (unaudited) and December 31, 2018, (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited) for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018, and (v) the Notes to the Unaudited Consolidated Financial Statements (submitted electronically herewith).

* Filed herewith.

** Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated:	May 7, 2019	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer