Form 10-Q
period 2019-06-30
NIC INC
filed 2019-07-31
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Or
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

On July 26, 2019, the registrant had 66,959,777 shares of common stock outstanding.

NIC INC.
Form 10-Q for the Quarter Ended June 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$186,535	$191,700
Trade accounts receivable, net	113,116	80,904
Prepaid expenses & other current assets	12,603	13,730
Total current assets	312,254	286,334
Property and equipment, net	10,956	10,256
Right of use lease assets, net	11,924	—
Intangible assets, net	23,195	13,604
Goodwill	5,965	—
Other assets	353	332
Total assets	$364,647	$310,526

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$83,708	$60,092
Accrued expenses	22,713	24,150
Lease liabilities	4,077	—
Other current liabilities	5,441	4,883
Total current liabilities	115,939	89,125

Deferred income taxes, net	1,757	781
Lease liabilities	8,263	—
Other long-term liabilities	9,346	8,931
Total liabilities	135,305	98,837

Commitments and contingencies (Notes 2, 3, 4 and 6)	—	—

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized, 66,956 and 66,569 shares issued and outstanding	7	7
Additional paid-in capital	120,204	117,763
Retained earnings	109,131	93,919
Total stockholders' equity	229,342	211,689
Total liabilities and stockholders' equity	$364,647	$310,526

See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amount

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Revenues:
State enterprise revenues	$82,829	$86,555	$160,085	$167,346
Software & services revenues	8,737	5,943	16,662	11,877
Total revenues	91,566	92,498	176,747	179,223
Operating expenses:
State enterprise cost of revenues, exclusive of depreciation & amortization	52,277	51,711	100,933	100,353
Software & services cost of revenues, exclusive of depreciation & amortization	3,329	2,235	6,049	4,463
Selling & administrative	8,356	8,268	18,320	15,771
Enterprise technology & product support	6,745	5,735	13,190	11,382
Depreciation & amortization	3,130	2,145	5,551	4,210
Total operating expenses	73,837	70,094	144,043	136,179
Operating income	17,729	22,404	32,704	43,044
Other income:
Interest income	577	57	1,181	58
Income before income taxes	18,306	22,461	33,885	43,102
Income tax provision	3,846	5,450	7,923	10,582
Net income	$14,460	$17,011	$25,962	$32,520

Basic net income per share	$0.21	$0.25	$0.38	$0.48
Diluted net income per share	$0.21	$0.25	$0.38	$0.48

Weighted average shares outstanding:
Basic	66,940	66,541	66,806	66,432
Diluted	66,940	66,561	66,806	66,447

See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2019	66,569	$7	$117,763	$93,919	$211,689
Net income	—	—	—	11,502	11,502
Dividends declared	—	—	—	(5,402)	(5,402)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	27	(27)	—
Dividend equivalents cancelled upon forfeiture of performance-based restricted stock awards	—	—	(122)	122	—
Restricted stock vestings	364	—	—	—	—
Shares surrendered and cancelled upon vesting of restricted stock to satisfy tax withholdings	(153)	—	(2,609)	—	(2,609)
Stock-based compensation	—		2,272	—	2,272
Shares issuable in lieu of dividend payments on performance-based restricted stock awards	3	—	—	—	—
Issuance of common stock under employee stock purchase plan	128	—	1,443	—	1,443
Balance, March 31, 2019	66,911	7	118,774	100,114	218,895
Net income	—	—	—	14,460	14,460
Dividends declared	—	—	—	(5,416)	(5,416)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	27	(27)	—
Restricted stock vestings	47	—	—	—	—
Shares surrendered and cancelled upon vesting of restricted stock to satisfy tax withholdings	(2)	—	(28)	—	(28)
Stock-based compensation	—	—	1,431	—	1,431
Balance, June 30, 2019	66,956	$7	$120,204	$109,131	$229,342

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2018	66,271	$7	$111,275	$56,960	$168,242
Net cumulative effect of adoption of accounting standard	—	—	—	208	208
Net income	—	—	—	15,508	15,508
Dividends declared	—	—	—	(5,370)	(5,370)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	34	(34)	—
Dividend equivalents cancelled upon forfeiture of performance-based restricted stock awards	—	—	(140)	140	—
Restricted stock vestings	202	—	—	—	—
Shares surrendered and cancelled upon vesting of restricted stock to satisfy tax withholdings	(81)	—	(1,132)	—	(1,132)
Stock-based compensation	—	—	1,511	—	1,511
Issuance of common stock under employee stock purchase plan	122	—	1,382	—	1,382
Balance, March 31, 2018	66,514	7	112,930	67,412	180,349
Net income	—	—	—	17,011	17,011
Dividends declared	—	—	—	(5,385)	(5,385)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	33	(33)	—
Restricted stock vestings	44	—	—	—	—
Shares surrendered and cancelled upon vesting of restricted stock to satisfy tax withholdings	(2)	—	(32)	—	(32)
Stock-based compensation	—	—	1,576	—	1,576
Balance, June 30, 2018	66,556	$7	$114,507	$79,005	$193,519

See accompanying notes to the unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$25,962	$32,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	5,551	4,210
Stock-based compensation expense	3,703	3,087
Deferred income taxes	976	614
Provision for (recoveries) losses on accounts receivable	(148)	343
Changes in operating assets and liabilities:
Trade accounts receivable, net	(31,613)	10,838
Prepaid expenses & other current assets	1,130	(170)
Other assets	2,191	262
Accounts payable	23,616	(19,460)
Accrued expenses	(1,439)	(4,393)
Other current liabilities	32	(209)
Other long-term liabilities	(2,190)	758
Net cash provided by operating activities	27,771	28,400

Cash flows from investing activities:
Purchases of property and equipment	(2,831)	(2,411)
Business combination	(10,000)	—
Asset acquisition	(3,486)	—
Capitalized software development costs	(4,607)	(3,503)
Net cash used in investing activities	(20,924)	(5,914)

Cash flows from financing activities:
Cash dividends on common stock	(10,818)	(10,755)
Proceeds from employee common stock purchases	1,443	1,382
Tax withholdings related to stock-based compensation awards	(2,637)	(1,165)
Net cash used in financing activities	(12,012)	(10,538)

Net (decrease) increase in cash	(5,165)	11,948
Cash, beginning of period	191,700	160,777
Cash, end of period	$186,535	$172,725

Other cash flow information:
Non-cash investing activities:
Contingent consideration - business combination	$960	$—
Capital expenditures accrued but not yet paid	—	166
Cash payments:
Income taxes paid, net	$6,925	$8,883
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

Certain amounts in the consolidated statements of income for the three and six months ended June 30, 2018 were reclassified to conform to the current year presentation. The reclassification had no impact on net income or cash flows for the period ended June 30, 2018.

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

The adoption of the standard resulted in the recognition of ROU lease assets and lease liabilities of $12.6 million and $12.9 million, respectively, as of January 1, 2019. The adoption of the standard did not have a significant impact on the Company’s consolidated earnings or cash flows for the three and six months ended June 30, 2019.

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

Disaggregation of Revenue

The Company currently earns revenues from three main sources: (i) transaction-based fees, which consist of interactive government services (“IGS”), driver history records (“DHR”) and other transaction-based revenues, (ii) development services and (iii) fixed fee management services. The following table summarizes, by reportable and operating segment, the principal activities from which the Company generates revenue (in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	State Enterprise	Software & Services	Consolidated Total	State Enterprise	Software & Services	Consolidated Total
IGS	$55,537	$—	$55,537	105,691	—	$105,691
DHR	23,413	—	23,413	47,098	—	47,098
Other	—	8,737	8,737	—	16,662	16,662
Total transaction-based	78,950	8,737	87,687	152,789	16,662	169,451
Development services	2,642	—	2,642	4,821	—	4,821
Fixed fee management services	1,237	—	1,237	2,475	—	2,475
Total revenues	$82,829	$8,737	$91,566	$160,085	$16,662	$176,747

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	State Enterprise	Software & Services	Consolidated Total	State Enterprise	Software & Services	Consolidated Total
IGS	$55,111	$—	$55,111	$105,379	$—	$105,379
DHR	26,645	—	26,645	53,883	—	53,883
Other	—	5,943	5,943	—	11,877	11,877
Total transaction-based	81,756	5,943	87,699	159,262	11,877	171,139
Development services	3,562	—	3,562	5,609	—	5,609
Fixed fee management services	1,237	—	1,237	2,475	—	2,475
Total revenues	$86,555	$5,943	$92,498	$167,346	$11,877	$179,223

Transaction-based revenues

Under certain contracts with its government partners, the Company agrees to provide continuous access to digital government services that allow consumers to complete secure transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. The Company satisfies its performance obligation by providing access to applications over the contractual term and by processing transactions as they are initiated by consumers. The performance obligation is satisfied when the Company provides the access and it is used by the consumer.

Development services revenues

The Company earns development services revenues primarily under contracts to provide software development and other time and materials services to its government partners. These contracts are generally not longer than one year in duration. For services provided under development contracts, the performance obligation is either satisfied over time or at a point in time upon customer acceptance.

Under its development services contracts, the Company typically does not have significant future performance obligations that extend beyond one year. As of June 30, 2019, the total transaction price allocated to unsatisfied performance obligations was approximately $6.2 million.

Fixed-fee management services revenues

Fixed-fee management services revenues primarily consist of revenues from providing recurring fixed fee digital government services for the Company’s government partner in Indiana. As of June 30, 2019, the Company’s Indiana contract had unsatisfied performance obligations for one month. The total transaction price allocated to the unsatisfied performance obligation is not significant.

Unearned Revenues

Unearned revenues at June 30, 2019 and December 31, 2018 were approximately $2.6 million and $1.7 million, respectively. The change in the deferred revenue balance for the six months ended June 30, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by $4.7 million of revenues recognized that were included in the deferred revenue during the period.

Leases

All of the Company's lease arrangements are considered operating leases and are included in right of use lease assets and lease liabilities in the consolidated balance sheet. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the term of the lease.

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

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires the Company to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. The Company anticipates that its annual goodwill impairment test will be performed during the fourth quarter of its fiscal year.

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

The Company is typically responsible for funding the up-front development and ongoing operations and maintenance costs of digital government services and generally owns all the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term or upon termination for cause, the government partner typically receives a perpetual, royalty-free license to use the applications built by the Company only in its own state. However, certain enterprise applications, proprietary customer management, billing, payment processing and other software applications that the Company has developed and standardized centrally are provided to government partners on a software-as-a-service (“SaaS”) basis, and thus would not be included in any royalty-free license. If the Company’s contract expires after a defined term or if its contract is terminated by a government partner for cause, the government agency would be entitled to take over the applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 16 contracts under which the Company provides enterprise-wide digital government services, as well as the Company’s contract with the Federal Motor Carrier Safety Administration (“FMCSA”), can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 59% of the Company’s total consolidated revenues for both the three and six months ended June 30, 2019. If any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee to continue to use the Company’s applications.

Under a typical state enterprise contract, the Company is required to fully indemnify its government partners against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At June 30, 2019, the Company was bound by performance bond commitments totaling approximately $10.8 million on certain state enterprise contracts.

Software & services contract

The Company’s subsidiary NIC Federal, LLC has a contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using a transaction-based business model.

Expiring contracts

There are currently 13 state enterprise contracts, as well as the Company's contract with the FMCSA, that have expiration dates within the 12-month period following June 30, 2019. Collectively, revenues generated from these contracts represented approximately 38% and 39% of the Company’s total consolidated revenues for the three and six months ended June 30, 2019. Although four of these state enterprise contracts have renewal provisions, any renewal is at the option of the Company’s government partner. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which the Company managed digital government services for the state of Texas expired on August 31, 2018. The Texas contract accounted for approximately 20% of the Company's total consolidated revenue for both the three and six months ended June 30, 2018. For the six months ended June 30, 2018 revenues from the Texas contract were $35.8 million.

4. ACQUISITIONS

Complia, LLC

On May 1, 2019, the Company completed the stock acquisition of Complia, LLC ("Complia"), a regulatory licensing platform business, which the Company rebranded as NIC Licensing Solutions. The Company acquired all outstanding equity of Complia, LLC for initial consideration of $10 million in cash. The sellers are eligible to earn additional cash consideration, up to $5 million, on new contracts that utilize the licensing platform through April 2022. The Company has recorded a liability of $1.0 million for the fair value of this contingent consideration at the date of acquisition as part of the consideration transferred. The fair value of the contingent consideration was determined using a scenario-based model, which includes inputs such as actual and projected earnings‑based measures, probability of achievement and a discount rate, that are not observable in the market. At each reporting period, the contingent consideration liability is recorded at fair value with any changes reflected in selling & administrative expenses. As of June 30, 2019, the Company estimated the total purchase consideration was $11.0 million.

This transaction was accounted for as a business combination, and the purchase price was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. The valuation of the acquired net assets remains preliminary while management completes its valuation, particularly the valuation of acquired intangible assets. The consolidated financial statements include the results of Complia's operations from the date of acquisition. Pro-forma results of operations, assuming this acquisition was made at the beginning of the earliest period presented, have not been presented because the effect of this acquisition was not material to the Company's results.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands).

As of May 1, 2019
Current assets	$451
Software	4,200
Customer relationships	425
Non-compete agreements	250
Trade name	35
Goodwill	5,965
Other assets	11
Total assets acquired	11,337

Accrued expenses and other liabilities	(377)
Net assets acquired	$10,960

The goodwill was included within the Software & Services category, which is further described in Note 12, and represents future economic benefits that the Company expects to achieve as a result of the acquisition. The acquired capitalized software has an estimated amortization period of five years. The acquired customer relationships have an estimated amortization period of seven years. The non-compete and trade names each have an estimated amortization period of three years. The goodwill and intangible assets associated with this acquisition are deductible for tax purposes.

Leap Orbit LLC

During 2018, the Company entered into a purchase agreement to acquire certain prescription drug monitoring software technology assets of a Maryland-based, privately held company, Leap Orbit LLC ("Leap Orbit"). The purchase price consisted of initial cash consideration of approximately $3.6 million and potential additional consideration of approximately $3.5 million if certain conditions under the agreement were met. The transaction was accounted for as an asset acquisition, as substantially all the value related to the prescription drug monitoring software technology acquired. The Company paid the additional consideration of $3.5 million in the first half of 2019, which was included in the cost of the acquired assets in the consolidated balance sheet. The acquired software has an estimated amortization period of three years. The Company rebranded its prescription drug monitoring platform as RxGov.

5. GOODWILL AND INTANGIBLE ASSETS, NET

The Company recognized goodwill of $6.0 million as a result of the acquisition of Complia. See Note 4, Asset Acquisition, for additional information.

Excluding goodwill, intangible assets, net consisted of the following (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Software development cost	$26,767	$(13,931)	$12,836	$22,190	$(11,647)	$10,543
Purchased software	11,271	(1,589)	9,682	$3,555	$(494)	3,061
Customer relationships	425	(17)	408	—	—	—
Non-compete agreements	250	(14)	236	—	—	—
Trade name	35	(2)	33	—	—	—
Total	$38,748	$(15,553)	$23,195	$25,745	$(12,141)	$13,604

During the six months ended June 30, 2019, the Company recorded approximately $7.7 million of intangible asset software purchases in connection with the Complia and Leap Orbit acquisitions, as further discussed in Note 4, Asset Acquisition.

Amortization expense for intangible assets with finite lives was $2.0 million and $3.4 million for the three and six months ended June 30, 2019, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2018, respectively. Intangible asset amortization expense is currently expected to total $5.0 million for the remainder of 2019, $8.9 million for fiscal year 2020, $6.1 million for fiscal year 2021, $1.8 million for fiscal year 2022 and $0.9 million for fiscal year 2023.

6. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

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

On May 1, 2019, the Company entered into Amendment No. 4 to Amended and Restated Credit Agreement (the “Amendment’), which amended the Credit Agreement, dated as of August 6, 2014, as previously amended, between the Company and Bank of America, N.A. The Amendment extended the maturity date of the Credit Agreement to May 1, 2021, and increased the purchase price of a permitted acquisition, as well as the aggregate purchase price of all such permitted acquisitions during the term of the Credit Agreement.  Additionally, the Amendment removed the previous two-tier structure on interest rates and provided that the interest rate on any amounts borrowed by the Company under the Credit Agreement will be at (i) an annual rate adjusted daily and benchmarked to one-month LIBOR, plus a margin of 1.15% per annum, or (ii) an annual rate benchmarked to LIBOR with a term equivalent to such borrowing, plus a margin of 1.15% per annum.  The other material terms of the Credit Agreement remain unchanged, including customary representations and warranties, affirmative and negative covenants and events of default.

7. LEASES

The Company leases office space and certain equipment under noncancelable operating leases. Leases have terms which range from one year to nine years, some of which include options to renew the lease. The exercise of lease renewal options are at the Company’s sole discretion and are included in the lease term when it is reasonably certain the Company will exercise the option based on economic factors. The weighted average remaining lease term for operating leases as of June 30, 2019 was 3.7 years.

The aggregate future lease payments for operating leases as of June 30, 2019 and December 31, 2018 (which is under previous accounting standards), are as follows (in thousands):

	June 30, 2019	December 31, 2018
Fiscal Year
2019(1)	$2,384	$4,673
2020	3,770	3,403
2021	2,913	2,604
2022	2,389	2,082
2023	1,008	698
Thereafter	752	690
Total future minimum lease payments	13,216	14,150
Less: interest	(876)	N/A
Total lease liabilities	$12,340	N/A
(1) The June 30, 2019 column excludes the six months ended June 30, 2019.

Other information related to operating leases is as follows (in thousands):

June 30, 2019
Operating lease cost (1)	$2,871
Weighted-average discount rate	3.7%

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	2,247
Right of use assets obtained in exchange for new lease liabilities (2)	14,136
(1) Includes short-term and variable lease costs, which are not significant.
(2) Includes $12.6 million for operating leases existing on January 1, 2019 and $1.5 million for operating leases that commenced in the six months ended June 30, 2019.

8.  EARNINGS PER SHARE

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled 0.7 million for both the three and six months ended June 30, 2019 and 2018. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$14,460	$17,011	$25,962	$32,520
Less: Income allocated to participating securities	(160)	(187)	(286)	(355)
Net income available to common stockholders	$14,300	$16,824	$25,676	$32,165
Denominator:
Weighted average shares - basic	66,940	66,541	66,806	66,432
Performance-based restricted stock awards	—	20	—	15
Weighted average shares - diluted	66,940	66,561	66,806	66,447

Basic net income per share:	$0.21	$0.25	$0.38	$0.48

Diluted net income per share:	$0.21	$0.25	$0.38	$0.48

9.  STOCKHOLDERS’ EQUITY

The Company's Board of Directors declared and paid the following dividends (payment in millions):

Declaration Date	Dividend per Share	Record Date	Payment Date	Payment
May 7, 2019	$0.08	June 11, 2019	June 25, 2019	$5.4
January 28, 2019	$0.08	March 5, 2019	March 19, 2019	$5.4
May 1, 2018	$0.08	June 5, 2018	June 19, 2018	$5.4
January 29, 2018	$0.08	March 6, 2018	March 20, 2018	$5.4

On July 29, 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of September 6, 2019. The dividend, which is expected to total approximately $5.4 million, will be paid on September 20, 2019, out of the Company’s available cash.

10.  INCOME TAXES

The Company's effective tax rate was 21.0% and 23.4% for the three and six months ended June 30, 2019, respectively, compared to 24.3% and 24.6% three and six months ended June 30, 2018, respectively. The decrease in the Company's effective tax rate for the three months ended June 30, 2019 was primarily driven by the release of uncertain tax positions as a result of the completion of an IRS examination of the Company's 2016 consolidated U.S. federal income tax return, which resulted in no changes to the Company's previously filed return. The Company remains subject to U.S. federal examination for amended tax returns filed in 2016 and the tax years ending after December 31, 2016. For the six months ended June 30, 2019, the effective tax rate was impacted by approximately $2.6 million of executive severance costs incurred in the first quarter of 2019, as previously disclosed, a significant portion of which is not deductible for income tax purposes.

11.  STOCK BASED COMPENSATION

During the six months ended June 30, 2019, the Compensation Committee of the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 305,743 shares with a grant-date fair value totaling approximately $5.2 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, during the first half of 2019, non-employee directors of the Company were granted service-based restricted stock awards totaling 47,560 shares with a grant-date fair value of approximately $0.8 million. Such restricted stock awards vest one year from the date of grant. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company records forfeitures when they occur.

During the six months ended June 30, 2019, the Compensation Committee of the Board of Directors of the Company granted performance-based restricted stock awards to certain executive officers pursuant to the terms of the Company’s executive compensation program totaling 111,135 shares with a grant-date fair value totaling approximately $1.9 million. This represents the maximum number of shares the executive officers can earn at the end of a three-year performance period ending December 31, 2021. The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

•	Operating income growth (three-year compound annual growth rate); and

•	Total consolidated revenue growth (three-year compound annual growth rate).

At the end of the three-year period, the executive officers are eligible to receive up to a specified number of shares based on the Company’s performance relative to these performance criteria over the performance period. In addition, the executive officers will accrue dividend equivalents for any cash dividends declared during the performance period, payable in the form of additional shares of Company common stock, based on the maximum number of shares to be earned by the executive officers for each performance-based restricted stock award. Such hypothetical cash dividend payment shall be divided by the fair value of the Company’s common stock on the dividend payment date to determine the maximum number of notional shares to be awarded. At the end of the three-year performance period and on the date some or all the shares are paid under the agreement, a pro rata number of notional dividend shares will be converted into an equivalent number of dividend shares paid and granted to the executive officers based on the actual number of underlying shares earned during the performance period.

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

Stock-based compensation cost for performance-based restricted stock awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period and is recognized as expense over the performance period based on the probable number of shares expected to vest.

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
State enterprise cost of revenues, exclusive of depreciation & amortization	$395	$362	$757	$805
Software & services cost of revenues, exclusive of depreciation & amortization	21	36	56	76
Selling & administrative	857	1,021	2,572	1,858
Enterprise technology & product support	158	157	318	348
Stock-based compensation expense	$1,431	$1,576	$3,703	$3,087

12.  REPORTABLE SEGMENT AND RELATED INFORMATION

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three months ended June 30, (in thousands):

	State Enterprise	Software & Services	Other Reconciling Items	Consolidated Total
2019
Revenues	$82,829	$8,737	$—	$91,566
Costs & expenses	52,277	3,329	15,101	70,707
Depreciation & amortization	647	196	2,287	3,130
Operating income (loss)	$29,905	$5,212	$(17,388)	$17,729

2018
Revenues	$86,555	$5,943	$—	$92,498
Costs & expenses	51,711	2,235	14,003	67,949
Depreciation & amortization	930	28	1,187	2,145
Operating income (loss)	$33,914	$3,680	$(15,190)	$22,404

The table below reflects summarized financial information for the Company’s reportable and operating segments for the six months ended June 30, (in thousands):

	State Enterprise	Software & Services	Other Reconciling Items	Consolidated Total
2019
Revenues	$160,085	$16,662	$—	$176,747
Costs & expenses	100,933	6,049	31,510	138,492
Depreciation & amortization	1,283	217	4,051	5,551
Operating income (loss)	$57,869	$10,396	$(35,561)	$32,704

2018
Revenues	$167,346	$11,877	$—	$179,223
Costs & expenses	100,353	4,463	27,153	131,969
Depreciation & amortization	1,807	55	2,348	4,210
Operating income (loss)	$65,186	$7,359	$(29,501)	$43,044

The legacy contract under which the Company managed digital government services for the state of Texas expired on August 31, 2018 and accounted for approximately 20% of the Company's total consolidated revenues for the three and six months ended June 30, 2018. The Company's enterprise contract with the state of Colorado accounted for approximately 10% of the Company's total consolidated revenues for the three and six months ended June 30, 2019. No other government partner accounted for more than 10% of the Company's total consolidated revenues for any period presented.

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

In our primary state enterprise businesses, we generally enter into contracts with state and local governments to design, build, and operate digital government services on an enterprise-wide basis on their behalf. We typically enter into multi-year contracts and manage operations for each government partner through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. The internet-based services that we build, allow businesses and citizens to access government information through multiple digital channels and complete secure transactions. We are typically responsible for funding the up-front development and ongoing operations and maintenance costs of the digital government services. Our unique business model allows us to generate revenues by sharing in the fees collected from digital government transactions. Our government partners benefit because they reduce their financial and technological risks, increase their operational efficiencies, and gain a centralized, customer-focused presence on the internet, while businesses and citizens gain a faster, more convenient, and more cost-effective means to interact with governments.

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

We also provide certain payment processing services to state and local agencies in states where we do not maintain an enterprise-wide contract and to a few private sector entities and will continue to market these services to other entities in the future. In some cases, we enter into contracts to provide software development and management services to governments in exchange for an agreed-upon fee.

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

REVENUES

We classify our revenues into two primary categories based on our reporting segments: (1) state enterprise and (2) software & services. Each of these categories are described below:

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

•	Fixed Fee Management Services: our state enterprise business in Indiana earns fixed fees from the performance of digital government services for numerous government agencies.
Software & Services Revenues: We earn revenues from our businesses that provide software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments. Our Software & Services revenue is mainly transaction-based and classified by two types of contracts: NIC Federal and Other. Each of these revenue types is further described below:

•
NIC Federal: primarily transaction-based, fees from contracts with certain Federal agencies in the United States, including the Department of Transportation's Federal Motor Carrier Safety Administration ("FMCSA") to manage the Pre-Employment Screening Program ("PSP") and the United States National Park Service to manage the YourPassNow electronic park pass service. We also earn transaction-based revenues as a subcontractor to Booz Allen Hamilton on its Recreation.gov contract. NIC Federal revenues are generally recurring under the respective contracts.

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

Cost of Revenues: This consists of all direct costs associated with providing digital government services for both state enterprise and software & services and excludes depreciation and amortization. We categorize costs of revenues between fixed and variable costs:

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

Selling & Administrative: This category consists primarily of corporate-level expenses (including all forms of compensation and benefits) relating to market development and sales, human resource management, marketing, corporate communications and public relations, administration, legal, finance and accounting, internal audit and other non-customer service-related costs.

Enterprise Technology & Product Support: This category consists primarily of corporate-level expenses (including all forms of compensation and benefits) for our information technology, product and security teams that support our centrally hosted data center infrastructure and centrally developed payment processing solutions, government agency vertical products, including outdoor recreation, healthcare and regulatory licensing, and other platform solutions, including our citizen-centric Gov2Go enterprise platform and enterprise microservices and internal development platforms.

Depreciation and Amortization: This category consists of depreciation of fixed assets and amortization of both our internally developed software and assets purchased as part of acquisitions.

RESULTS OF OPERATIONS

The discussion below focuses on our consolidated results of operations for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.

Total Revenues

Total revenues for the three and six months ended June 30, 2019 were $91.6 million and $176.7 million, respectively, both of which are a 1% decrease from the three and six months ended June 30, 2018. Recurring revenues as a percentage of total revenues for both the three and six months ended June 30, 2019 were 97% compared to 96% for the three months ended June 30, 2018 and 97% for the six months ended June 30, 2018.

State Enterprise Revenues

In the table below, we have categorized our state enterprise revenues according to the underlying source of revenue, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollar amounts in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
IGS transaction-based	$55,537	$55,111	$426	1%	$105,691	$105,379	$312	—%
DHR transaction-based	23,413	26,645	(3,232)	(12)%	47,098	53,883	(6,785)	(13)%
Development services	2,642	3,562	(920)	(26)%	4,821	5,609	(788)	(14)%
Fixed fee management services	1,237	1,237	—	—%	2,475	2,475	—	—%
Total	$82,829	$86,555	$(3,726)	(4)%	$160,085	$167,346	$(7,261)	(4)%

The following table summarizes key financial metrics for state enterprise revenues. For the three and six months ended June 30, 2019, the results of the legacy Texas contract, the new Texas payment processing contract and the Illinois contract were excluded from the same-state enterprise category because they did not generate revenues for two full comparable periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Same-state IGS revenue growth	14%	10%	15%	10%
Same-state DHR revenue growth	4%	4%	4%	2%
Same-state revenue growth - other services*	3%	23%	—%	19%
Same-state revenue growth - total	10%	8%	10%	8%
* Represents the combined growth of development services and fixed fee management services revenues.

State enterprise revenues for the three months ended June 30, 2019 decreased 4%, or approximately $3.7 million, from the comparable prior year period largely due to an $18.3 million decrease in revenues from the legacy Texas contract, which expired on August 31, 2018. This decrease was partially offset by a 10%, or approximately $6.9 million, increase in same-state enterprise revenues and a $8.0 million increase in revenues from the Texas payment processing contract, which commenced on September 1, 2018.

The 10% increase in same-state revenues for the three months ended June 30, 2019 was mainly due to higher revenues in Indiana, New Jersey and Colorado, among other states. Same-state IGS revenues increased 14% for the three months ended June 30, 2019 due, in part, to higher payment processing volumes in Indiana and New Jersey and higher motor vehicle renewals in Colorado, among other services. Same-state DHR revenues grew 4% for the three months ended June 30, 2019 mainly due to higher volumes across several states. Same-state revenue growth for other services grew 3% for the three months ended June 30, 2019 primarily due to the timing of projects for development services in certain states.

State enterprise revenues for the six months ended June 30, 2019 decreased 4%, or approximately $7.3 million, from the comparable prior year period largely due to a $35.8 million decrease in revenues from the legacy Texas contract, which expired on August 31, 2018. This decrease was partially offset by a 10%, or approximately $13.2 million, increase in same-state enterprise revenues and a $15.4 million increase in revenues from the Texas payment processing contract, which commenced on September 1, 2018.

The 10% increase in same-state revenues for the six months ended June 30, 2019 was mainly due to higher revenues in Indiana, New Jersey and South Carolina, among other states. Same-state IGS revenues increased 15% for the six months ended June 30, 2019 driven in part by higher payment processing volumes in Indiana and New Jersey and higher driver's license renewals in South Carolina, among other services. Same-state DHR revenues grew 4% for the six months ended June 30, 2019 mainly due to a prior period price increase in one state and higher volumes across several states.

Software & Services Revenues

In the table below, we have categorized our software & services revenues by business, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollar amounts in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
NIC Federal	$6,417	$4,207	$2,210	53%	$12,368	$8,304	$4,064	49%
Other	2,320	1,736	584	34%	4,294	3,573	721	20%
Total	$8,737	$5,943	$2,794	47%	$16,662	$11,877	$4,785	40%

Software & services revenues for the three months ended June 30, 2019 increased 47%, or approximately $2.8 million, over the comparable prior year period mainly driven by growth in transactions from our NIC Federal business. This includes our subcontracting relationship with Booz Allen Hamilton on its Recreation.gov contract, which launched on October 1, 2018 and our contract with the FMCSA due to increased demand for the PSP service offering. To a lesser extent, our Other software and services revenue increased due to new RxGov prescription drug monitoring contracts in Maryland and Nebraska.

Software & services revenues for the six months ended June 30, 2019 increased 40% or approximately $4.8 million, over the comparable prior year period driven mainly by growth in transactions from our NIC Federal business. This includes our subcontracting relationship with Booz Allen Hamilton on its Recreation.gov contract, which launched on October 1, 2018 and our contract with the FMCSA due to increased demand for the PSP service offering. To a lesser extent, our Other software and services revenue increased due to new RxGov prescription drug monitoring contracts in Maryland and Nebraska.

State Enterprise Cost of Revenues

In the table below, we have categorized our state enterprise cost of revenues between fixed and variable costs, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollar amounts in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Fixed costs	$25,656	$29,153	$(3,497)	(12)%	$49,979	$57,281	$(7,302)	(13)%
Variable costs	26,621	22,558	4,063	18%	50,954	43,072	7,882	18%
Total	$52,277	$51,711	$566	1%	$100,933	$100,353	$580	1%

State enterprise cost of revenues for the three and six months ended June 30, 2019 were relatively flat compared to the corresponding comparable prior year period as the increase in same-state costs and costs associated with the new Texas payment processing contract were offset by decreases in costs from the legacy Texas contract. The increase in variable costs was primarily attributable to an increase in credit card interchange fees associated with higher IGS payment processing revenues in Texas, Indiana and New Jersey. The decrease in fixed costs was primarily attributable to lower employee compensation related costs associated with the expiration of the legacy Texas contract on August 31, 2018.

State enterprise gross profit percentage was 37% for the three and six months ended June 30, 2019 compared to 40% for the three and six months ended June 30, 2018. The decrease was largely attributable to lower profit margins from the new Texas payment processing contract compared to the legacy Texas contract. We carefully monitor our state enterprise gross profit percentage to strike a balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our state enterprise operations (which we believe also benefits our stockholders).

Software & Services Cost of Revenues

In the table below, we have categorized our software & services cost of revenues between fixed and variable costs, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollar amounts in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Fixed costs	$2,949	$1,850	$1,099	59%	$5,267	$3,652	$1,615	44%
Variable costs	380	385	(5)	(1)%	782	811	(29)	(4)%
Total	$3,329	$2,235	$1,094	49%	$6,049	$4,463	$1,586	36%

Software & services cost of revenues in the three and six months ended June 30, 2019 increased 49% and 36%, respectively, over the comparable prior year periods. This increase was largely driven by higher fixed costs to support our new RxGov and NIC Licensing Solutions businesses.

Our software & services gross profit percentage was 62% and 64% in the three and six months ended June 30, 2019 compared to 62% for the three and six months ended June 30, 2018. The decrease in the current quarter gross margin percentage was largely driven by higher costs to support our new RxGov and NIC Licensing Solutions businesses.

Selling & Administrative

Selling & administrative expenses for the three months ended June 30, 2019 were $8.4 million, essentially flat to the same period in the prior year. As a percentage of total consolidated revenues, selling & administrative expenses were 9% for both the three months ended June 30, 2019 and June 30, 2018.

Selling & administrative expenses for the six months ended June 30, 2019 were $18.3 million, a $2.5 million, or 16% increase, compared to the same period in the prior year, driven by executive severance costs totaling $2.6 million in the first quarter of 2019, as previously disclosed. These severance costs consisted of a one-time cash payment of $1.5 million and $1.1 million of stock-based compensation expense associated with the accelerated vesting of certain restricted stock awards. As a percentage of total consolidated revenues, selling & administrative expenses were 10% for the six months ended June 30, 2019 compared to 9% for the six months ended June 30, 2018.

Enterprise Technology & Product Support

Enterprise technology & product support expenses for the three months ended June 30, 2019 were $6.7 million, an increase of $1.0 million, or 18%, compared to the same period in the prior year. Enterprise technology & product support expenses for the six months ended June 30, 2019 were $13.2 million, an increase of $1.8 million, or 16%, compared to the same period in the prior year. These increases were primarily driven by higher personnel costs to support product development and enhance company-wide information technology, including the continued development of the Company's citizen-centric Gov2Go® enterprise platform and enterprise microservices platform.

As a percentage of total consolidated revenues, enterprise technology and product support expenses were 7% for both the three and six months ended June 30, 2019 compared to 6% for both the three and six months ended June 30, 2018. The increase was driven by the increase in costs as described above.

Depreciation & Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
(dollar amounts in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Depreciation	$1,114	$1,505	$(391)	(26)%	$2,139	$2,953	$(814)	(28)%
Amortization	2,016	640	1,376	215%	3,412	1,257	2,155	171%
Depreciation & amortization	$3,130	$2,145	$985	46%	$5,551	$4,210	$1,341	32%

Depreciation & amortization expenses increased 46%, or $1.0 million for the three months ended June 30, 2019 compared to the same period in the prior year and increased 32%, or $1.3 million for the six months ended June 30, 2019 compared to the same period in the prior year. These increases were driven primarily by intangible asset amortization related to the Leap Orbit asset acquisition as well as the amortization of capitalized software development costs related to enterprise product and platform investments made in prior periods. This increase was partially offset by lower depreciation related to the legacy Texas contract.

As a percentage of total consolidated revenues, depreciation & amortization expenses were 3% for both the three and six months ended June 30, 2019 compared to 2% for both the three and six months ended June 30, 2018. The increase was driven by the increase in amortization expense as described above.

Interest Income

Interest income was $0.6 million for the three months ended June 30, 2019 and $1.2 million for the six months ended June 30, 2019. These increases from the comparative prior year periods were primarily driven by an increase in interest rates on our average cash balance during the periods.

Income Taxes

Our effective tax rate was approximately 21.0% and 23.4% for the three and six months ended June 30, 2019, respectively, compared to 24.3% and 24.6% for the three and six months ended June 30, 2018. The lower effective tax rate for the three and six months ended June 30, 2019 was primarily driven by the release of uncertain tax positions as a result of the completion of our IRS examination of our 2016 consolidated U.S. federal income tax return, which resulted in no change to the previously filed return. See Note 10, Income Taxes, in the Notes to Unaudited Consolidated Financial Statements.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities were $27.8 million in the first half of 2019 compared to $28.4 million in the first half of 2018. The decrease was mainly the result of a decrease in net income and fluctuations in working capital mainly associated with the timing of payments to and receipts from our government partners.

Investing Activities

Cash flows used in investing activities were $20.9 million in the first half of 2019 compared to $5.9 million in the first half 2018. The increase was primarily due to the Complia and Leap Orbit acquisitions totaling approximately $13.5 million and an increase in capitalized software development costs of $1.1 million.

Financing Activities

Cash flows used in financing activities were $12.0 million for the first half of 2019 compared to $10.5 million for the first half 2018. The increase was primarily due to a $1.5 million increase in tax withholdings related to the vesting of employee stock-based compensation awards.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, was $196.3 million at June 30, 2019, compared to $197.2 million at December 31, 2018. The decrease in our working capital was primarily due to cash used for the Complia acquisition and Leap Orbit asset acquisition, offset by cash generated from operations in the period. Our current ratio, defined as current assets divided by current liabilities, was 2.7 and 3.2 at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019, our cash balance was $186.5 million compared to $191.7 million at December 31, 2018. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and potential dividend payments for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.8 million in available capacity to issue additional letters of credit and $9.8 million of unused borrowing capacity at June 30, 2019 under the Credit Agreement. We were in compliance with all of our covenants under the Credit Agreement at June 30, 2019. As further discussed in Note 6 of the Notes to the Unaudited Consolidated Financial Statements on this Form 10-Q, on May 1, 2019, we entered into an amendment to our Credit Agreement that, among other things, amended and extended our Credit Agreement from May 1, 2019 to May 1, 2021.

At June 30, 2019, we were bound by performance bond commitments totaling approximately $10.8 million on certain government contracts.

We currently expect our capital expenditures to range from approximately $4.5 million to $5.5 million in the fiscal year 2019, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our state enterprise businesses including equipment upgrades and enhancements, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, software licenses, and office equipment. We currently expect our capitalized internal-use software development costs to range from approximately $8.0 million to $9.0 million. This estimate includes costs related to the enhancement of centralized customer management, billing and payment processing solutions that support our business operations and accounting systems in addition to our citizen-centric Gov2Go enterprise platform, enterprise microservices platform and enterprise licensing and permitting platform.

Acquisitions

On May 1, 2019, we completed the stock acquisition of Complia, a regulatory licensing platform business. Under the terms of the purchase agreement, the selling shareholders received purchase consideration of $10 million in cash and are eligible to receive additional consideration of up to $5 million. See Note 4, Acquisitions, in the Notes to Unaudited Consolidated Financial Statements.

Dividends

We paid dividends of $0.16 per common share ($0.08 per quarter) during the first half of 2019 and 2018. The total cash dividends paid for both the three and six months ended June 30, 2019 and 2018 were $5.4 million and $10.8 million, respectively.

On July 29, 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of September 6, 2019. The dividend, which is expected to total approximately $5.4 million, will be paid on September 20, 2019, out of the Company’s available cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We had unused outstanding letters of credit totaling approximately $0.2 million at June 30, 2019.

As of June 30, 2019, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019. While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related contracts. We have income tax uncertainties of approximately $8.4 million at June 30, 2019. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

CRITICAL ACCOUNTING POLICIES

We have updated our accounting policies related to leases in conjunction with the adoption of ASC 842 as well as for business combinations in conjunction with our recent acquisition as further described in Note 2 in the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in our critical accounting policies from the information provided under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk.
Our results of operations are exposed to financial market risks due primarily to changes in interest rates on our interest-bearing cash accounts. We currently have no principal amounts of indebtedness outstanding under our line of credit, the terms of which are discussed in Note 6 to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. Based on our cash balances as of June 30, 2019, a one percent change in interest rates would not have a significant impact on our cash flows or results of operations.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the second quarter of 2019, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 19, 2019	893	$16.96	N/A	N/A
April 20, 2019	194	16.96	N/A	N/A
May 5, 2019	630	17.50	N/A	N/A
Total	1,717	17.02

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

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline Xtensible Business Reporting Language) includes (i) Consolidated Balance Sheets at June 30, 2019 (unaudited) and December 31, 2018, (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited) for the six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018, and (v) the Notes to the Unaudited Consolidated Financial Statements (submitted electronically herewith).

* Filed herewith.

** Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated:	July 31, 2019	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer