Form 10-Q
period 2019-09-30
NIC INC
filed 2019-10-30
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
Or
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

On October 23, 2019, the registrant had 66,964,590 shares of common stock outstanding.

NIC INC.
Form 10-Q for the Quarter Ended September 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$209,277	$191,700
Trade accounts receivable, net	106,081	80,904
Prepaid expenses & other current assets	12,972	13,730
Total current assets	328,330	286,334
Property and equipment, net	10,506	10,256
Right of use lease assets, net	11,667	—
Intangible assets, net	22,844	13,604
Goodwill	5,965	—
Other assets	355	332
Total assets	$379,667	$310,526

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84,792	$60,092
Accrued expenses	25,706	24,150
Lease liabilities	3,996	—
Other current liabilities	7,856	4,883
Total current liabilities	122,350	89,125

Deferred income taxes, net	2,245	781
Lease liabilities	8,062	—
Other long-term liabilities	7,099	8,931
Total liabilities	139,756	98,837

Commitments and contingencies (Notes 2, 3, 4 and 6)	—	—

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized, 66,961 and 66,569 shares issued and outstanding	7	7
Additional paid-in capital	121,706	117,763
Retained earnings	118,198	93,919
Total stockholders' equity	239,911	211,689
Total liabilities and stockholders' equity	$379,667	$310,526

See accompanying notes to unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amount

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Revenues:
State enterprise revenues	$81,084	$80,884	$241,169	$248,230
Software & services revenues	9,301	6,144	25,963	18,021
Total revenues	90,385	87,028	267,132	266,251
Operating expenses:
State enterprise cost of revenues, exclusive of depreciation & amortization	50,408	48,224	151,340	148,577
Software & services cost of revenues, exclusive of depreciation & amortization	3,586	2,226	9,635	6,689
Selling & administrative	8,153	8,514	26,473	24,285
Enterprise technology & product support	6,743	6,176	19,933	17,559
Depreciation & amortization	3,524	2,441	9,075	6,651
Total operating expenses	72,414	67,581	216,456	203,761
Operating income	17,971	19,447	50,676	62,490
Other income:
Interest income	729	153	1,910	212
Income before income taxes	18,700	19,600	52,586	62,702
Income tax provision	4,190	3,698	12,113	14,280
Net income	$14,510	$15,902	$40,473	$48,422

Basic net income per share	$0.21	$0.24	$0.60	$0.72
Diluted net income per share	$0.21	$0.24	$0.60	$0.72

Weighted average shares outstanding:
Basic	66,960	66,562	66,858	66,476
Diluted	66,960	66,598	66,858	66,507

See accompanying notes to unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2019	66,569	$7	$117,763	$93,919	$211,689
Net income	—	—	—	11,502	11,502
Dividends declared	—	—	—	(5,402)	(5,402)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	27	(27)	—
Dividend equivalents canceled upon forfeiture of performance-based restricted stock awards	—	—	(122)	122	—
Restricted stock vestings	364	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(153)	—	(2,609)	—	(2,609)
Stock-based compensation	—		2,272	—	2,272
Shares issuable in lieu of dividend payments on performance-based restricted stock awards	3	—	—	—	—
Issuance of common stock under employee stock purchase plan	128	—	1,443	—	1,443
Balance, March 31, 2019	66,911	7	118,774	100,114	218,895
Net income	—	—	—	14,460	14,460
Dividends declared	—	—	—	(5,416)	(5,416)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	27	(27)	—
Restricted stock vestings	47	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(2)	—	(28)	—	(28)
Stock-based compensation	—	—	1,431	—	1,431
Balance, June 30, 2019	66,956	7	120,204	109,131	229,342
Net income	—	—	—	14,510	14,510
Dividends declared	—	—	—	(5,416)	(5,416)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	27	(27)	—
Restricted stock vestings	8	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(3)	—	(49)	—	(49)
Stock-based compensation	—	—	1,524	—	1,524
Balance, September 30, 2019	66,961	$7	$121,706	$118,198	$239,911

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2018	66,271	$7	$111,275	$56,960	$168,242
Net cumulative effect of adoption of accounting standard	—	—	—	208	208
Net income	—	—	—	15,508	15,508
Dividends declared	—	—	—	(5,370)	(5,370)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	34	(34)	—
Dividend equivalents canceled upon forfeiture of performance-based restricted stock awards	—	—	(140)	140	—
Restricted stock vestings	202	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(81)	—	(1,132)	—	(1,132)
Stock-based compensation	—	—	1,511	—	1,511
Issuance of common stock under employee stock purchase plan	122	—	1,382	—	1,382
Balance, March 31, 2018	66,514	7	112,930	67,412	180,349
Net income	—	—	—	17,011	17,011
Dividends declared	—	—	—	(5,385)	(5,385)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	33	(33)	—
Restricted stock vestings	44	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(2)	—	(32)	—	(32)
Stock-based compensation	—	—	1,576	—	1,576
Balance, June 30, 2018	66,556	7	114,507	79,005	193,519
Net income	—	—	—	15,902	15,902
Dividends declared	—	—	—	(5,383)	(5,383)
Restricted stock vestings	14	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(3)	—	(43)	—	(43)
Stock-based compensation	—	—	1,877	—	1,877
Balance, September 30, 2018	66,567	$7	$116,341	$89,524	$205,872

See accompanying notes to unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$40,473	$48,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	9,075	6,651
Stock-based compensation expense	5,227	4,965
Deferred income taxes	1,464	1,043
Provision for losses on accounts receivable	409	350
Changes in operating assets and liabilities:
Trade accounts receivable, net	(25,135)	4,688
Prepaid expenses & other current assets	761	(1,018)
Other assets	3,333	226
Accounts payable	24,700	(12,983)
Accrued expenses	1,554	(3,032)
Other current liabilities	2,052	92
Other long-term liabilities	(5,211)	151
Net cash provided by operating activities	58,702	49,555

Cash flows from investing activities:
Purchases of property and equipment	(3,483)	(4,000)
Business combination	(10,000)	—
Asset acquisition	(3,486)	(3,555)
Capitalized software development costs	(6,679)	(5,783)
Net cash used in investing activities	(23,648)	(13,338)

Cash flows from financing activities:
Cash dividends on common stock	(16,234)	(16,138)
Proceeds from employee common stock purchases	1,443	1,382
Tax withholdings related to stock-based compensation awards	(2,686)	(1,209)
Net cash used in financing activities	(17,477)	(15,965)

Net increase in cash	17,577	20,252
Cash, beginning of period	191,700	160,777
Cash, end of period	$209,277	$181,029

Other cash flow information:
Non-cash investing activities:
Contingent consideration - business combination	$960	$—
Cash payments:
Income taxes paid, net	$12,283	$13,206
See accompanying notes to unaudited consolidated financial statements.

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

In the Company's state enterprise businesses, it generally designs, builds, and operates digital government services on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete secure government-based transactions through multiple online channels. These digital government services consist of websites and applications the Company has built that allow consumers, such as businesses and citizens, to access government information, complete transactions and make electronic payments. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the digital government services. The Company’s software & services businesses primarily include its subsidiaries that provide software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The consolidated financial statements include all the Company's direct and indirect wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Certain amounts in the consolidated statements of income for the three and nine months ended September 30, 2018 were reclassified to conform to the current year presentation. The reclassification had no impact on net income or cash flows for the period ended September 30, 2018.

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

On January 1, 2019, the Company adopted the standard and all the related amendments, using a modified retrospective approach at the beginning of the period of adoption. Under this approach, the comparative information was not restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company not to reassess (i) whether expired or existing contracts contain a lease under the new standard, or (ii) the lease classification for expired or existing leases. In addition, the Company did not elect to use hindsight and excluded any lease contracts with terms of 12 months or less during transition.

The adoption of the standard resulted in the recognition of ROU lease assets and lease liabilities of $12.6 million and $12.9 million, respectively, as of January 1, 2019. The adoption of the standard did not have a significant impact on the Company’s consolidated earnings or cash flows for the three and nine months ended September 30, 2019.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The ASU will be effective for the Company beginning January 1, 2020. Application of the standard will be through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the new standard and the estimated impact it will have on the Company’s consolidated financial statements.

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

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	State Enterprise	Software & Services	Consolidated Total	State Enterprise	Software & Services	Consolidated Total
IGS	$54,308	$—	$54,308	160,015	—	$160,015
DHR	23,076	—	23,076	70,158	—	70,158
Other	—	9,301	9,301	—	25,963	25,963
Total transaction-based	77,384	9,301	86,685	230,173	25,963	256,136
Development services	2,462	—	2,462	7,283	—	7,283
Fixed fee management services	1,238	—	1,238	3,713	—	3,713
Total revenues	$81,084	$9,301	$90,385	$241,169	$25,963	$267,132

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	State Enterprise	Software & Services	Consolidated Total	State Enterprise	Software & Services	Consolidated Total
IGS	$51,085	$—	$51,085	$156,463	$—	$156,463
DHR	25,555	—	25,555	79,439	—	79,439
Other	—	6,144	6,144	—	18,021	18,021
Total transaction-based	76,640	6,144	82,784	235,902	18,021	253,923
Development services	3,006	—	3,006	8,615	—	8,615
Fixed fee management services	1,238	—	1,238	3,713	—	3,713
Total revenues	$80,884	$6,144	$87,028	$248,230	$18,021	$266,251

Transaction-based Revenues

Under certain contracts with its government partners, the Company agrees to provide continuous access to digital government services that allow consumers to complete secure transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report, in exchange for transaction-based fees. The Company satisfies its performance obligation by providing access to applications over the contractual term and by processing transactions as they are initiated by consumers. The performance obligation is satisfied when the Company provides the access and it is used by the consumer.

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

Under its development services contracts, the Company typically does not have significant future performance obligations that extend beyond one year. As of September 30, 2019, the total transaction price allocated to unsatisfied performance obligations was approximately $5.5 million.

Fixed-fee Management Services Revenues

Fixed-fee management services revenues primarily consist of revenues from providing recurring fixed fee digital government services for the Company’s government partner in Indiana. As of September 30, 2019, the Company’s Indiana contract had unsatisfied performance obligations for one month. The total transaction price allocated to the unsatisfied performance obligation is not significant.

Unearned Revenues

Unearned revenues at September 30, 2019 and December 31, 2018 were approximately $4.8 million and $1.7 million, respectively. The change in the deferred revenue balance for the nine months ended September 30, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by $6.5 million of revenues recognized that were previously included in deferred revenue.

Leases

All of the Company's lease arrangements are considered operating leases and are included in right of use lease assets and lease liabilities on the consolidated balance sheet. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the term of the lease.

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

3.  GOVERNMENT CONTRACTS

State enterprise contracts

The Company’s state enterprise contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government. The Company’s primary business obligation under these contracts is generally to design, build, and operate digital government services on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to digitally complete government-based transactions and payments. NIC typically markets the services and solicits consumers to complete government-based transactions and to enter into subscriber contracts permitting the user to access online applications and the government information contained therein in exchange for transactional and/or subscription user fees. The Company enters into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. The Company has limited control over the level of fees it is permitted to retain.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 15 contracts under which the Company provides enterprise-wide digital government services, as well as the Company’s contract with the Federal Motor Carrier Safety Administration (“FMCSA”), can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 59% of the Company’s total consolidated revenues for both the three and nine months ended September 30, 2019. If any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee to continue to use the Company’s applications.

Under a typical state enterprise contract, the Company is required to fully indemnify its government partners against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At September 30, 2019, the Company was bound by performance bond commitments totaling approximately $10.9 million on certain state enterprise contracts.

Software & services contract

The Company’s subsidiary NIC Federal, LLC has a contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using a transaction-based business model.

Expiring contracts

There are currently 14 state enterprise contracts, as well as the Company's contract with the FMCSA, that have expiration dates within the 12-month period following September 30, 2019. Collectively, revenues generated from these contracts represented approximately 43% and 44% of the Company’s total consolidated revenues for the three and nine months ended September 30, 2019. Although six of these state enterprise contracts have renewal provisions, any renewal is at the option of the Company’s government partner. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which the Company managed digital government services for the state of Texas expired on August 31, 2018. The expired Texas contract accounted for approximately 15% and 18% of the Company's total consolidated revenue for the three and nine months ended September 30, 2018. For the nine months ended September 30, 2018 revenues from the expired Texas contract were $49.0 million.

4. ACQUISITIONS

Complia, LLC

On May 1, 2019, the Company completed the stock acquisition of Complia, LLC ("Complia"), a regulatory licensing platform business, which the Company rebranded as NIC Licensing Solutions. The Company acquired all outstanding equity of Complia for initial consideration of $10 million in cash. The sellers are eligible to earn additional cash consideration, up to $5 million, on new contracts that utilize the licensing platform through April 2022. The Company has recorded a liability of $1.0 million for the fair value of this contingent consideration at the date of acquisition as part of the consideration transferred. The fair value of the contingent consideration was determined using a scenario-based model, which includes inputs such as actual and projected earnings‑based measures, probability of achievement and a discount rate, that are not observable in the market. At each reporting period, the contingent consideration liability is recorded at fair value with any changes reflected in earnings. As of September 30, 2019, there have been no significant changes in the fair value of the contingent consideration liability from the acquisition date, and the Company estimated the total purchase consideration to be $11.0 million.

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

The goodwill was included within the Software & Services category, which is further described in Note 12, and represents future economic benefits that the Company expects to achieve as a result of the acquisition. The acquired capitalized software has an estimated amortization period of five years, the acquired customer relationships have an estimated amortization period of seven years and the non-compete and trade names each have an estimated amortization period of three years. The goodwill and intangible assets associated with this acquisition are deductible for tax purposes.

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

5. GOODWILL AND INTANGIBLE ASSETS, NET

The Company recognized goodwill of approximately $6.0 million as a result of the acquisition of Complia. See Note 4, Acquisitions, for additional information.

Excluding goodwill, intangible assets, net consisted of the following (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Software development costs	$28,868	$(15,431)	$13,437	$22,190	$(11,647)	$10,543
Purchased software	11,241	(2,479)	8,762	$3,555	$(494)	3,061
Customer relationships	425	(25)	400	—	—	—
Non-compete agreements	250	(35)	215	—	—	—
Trade name	35	(5)	30	—	—	—
Total	$40,819	$(17,975)	$22,844	$25,745	$(12,141)	$13,604

During the nine months ended September 30, 2019, the Company recorded approximately $7.7 million of intangible asset software purchases in connection with the Complia and Leap Orbit acquisitions, as further discussed in Note 4, Acquisitions.

Amortization expense for intangible assets with finite lives was $2.4 million and $5.8 million for the three and nine months ended September 30, 2019, respectively, and $1.1 million and $2.4 million for the three and nine months ended September 30, 2018, respectively. Intangible asset amortization expense is currently expected to total $2.4 million for the remainder of 2019, $9.6 million for fiscal year 2020, $6.8 million for fiscal year 2021, $2.7 million for fiscal year 2022 and $0.9 million for fiscal year 2023.

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

7. LEASES

The Company leases office space and certain equipment under noncancelable operating leases. Leases have terms which range from one year to nine years, some of which include options to renew the lease. The exercise of a lease renewal option is at the Company’s sole discretion and is included in the lease term when it is reasonably certain the Company will exercise the option based on economic factors. The weighted average remaining lease term for operating leases as of September 30, 2019 was 3.6 years.

The aggregate future lease payments for operating leases as of September 30, 2019 and December 31, 2018 (which is under previous accounting standards), are as follows (in thousands):

	September 30, 2019	December 31, 2018
Fiscal Year
2019(1)	$1,208	$4,673
2020	4,028	3,403
2021	3,092	2,604
2022	2,534	2,082
2023	1,157	698
Thereafter	861	690
Total future minimum lease payments	12,880	14,150
Less: interest	(822)	N/A
Total lease liabilities	$12,058	N/A
(1) The September 30, 2019 column excludes previously made lease payments during the nine months ended September 30, 2019.

Other information related to operating leases is as follows (in thousands):

September 30, 2019
Operating lease cost (1)	$4,312
Weighted-average discount rate	3.7%

Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities	3,367
Right of use assets obtained in exchange for new lease liabilities (2)	15,020
(1) Includes short-term and variable lease costs, which are not significant.
(2) Includes $12.6 million for operating leases existing on January 1, 2019 and $2.4 million for operating leases that commenced in the nine months ended September 30, 2019.

8.  EARNINGS PER SHARE

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled 0.7 million for both the three and nine months ended September 30, 2019 and 2018. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$14,510	$15,902	$40,473	$48,422
Less: Income allocated to participating securities	(156)	(172)	(443)	(525)
Net income available to common stockholders	$14,354	$15,730	$40,030	$47,897
Denominator:
Weighted average shares - basic	66,960	66,562	66,858	66,476
Performance-based restricted stock awards	—	36	—	31
Weighted average shares - diluted	66,960	66,598	66,858	66,507

Basic net income per share:	$0.21	$0.24	$0.60	$0.72

Diluted net income per share:	$0.21	$0.24	$0.60	$0.72

9.  STOCKHOLDERS’ EQUITY

The Company's Board of Directors declared and paid the following dividends (payment in millions):

Declaration Date	Dividend per Share	Record Date	Payment Date	Payment
July 29, 2019	$0.08	September 6, 2019	September 20, 2019	$5.4
May 7, 2019	$0.08	June 11, 2019	June 25, 2019	$5.4
January 28, 2019	$0.08	March 5, 2019	March 19, 2019	$5.4
July 30, 2018	$0.08	September 5, 2018	September 19, 2018	$5.4
May 1, 2018	$0.08	June 5, 2018	June 19, 2018	$5.4
January 29, 2018	$0.08	March 6, 2018	March 20, 2018	$5.4

On October 28, 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of December 4, 2019. The dividend, which is expected to total approximately $5.4 million, will be paid on December 18, 2019, out of the Company’s available cash.

10.  INCOME TAXES

The Company's effective tax rate was 22.4% and 23.0% for the three and nine months ended September 30, 2019, respectively, compared to 18.9% and 22.8% for the three and nine months ended September 30, 2018, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2019 was higher than the federal statutory rate primarily due to the effect of state income taxes partially offset by the favorable impact of the release of reserves for unrecognized income tax benefits resulting from expiration of the statutes of limitations for certain tax years. The effective tax rate for the three months ended September 30, 2019 also reflects a decrease in the previously estimated research and development tax credit for the 2018 and 2019 tax years upon filing of the Company’s 2018 federal tax return during the current quarter. For the nine months ended September 30, 2019, the effective tax rate was also impacted by the release of uncertain tax benefits from the completion of an IRS tax examination of the Company’s 2016 consolidated U.S. federal income tax return, which resulted in no changes to the Company’s previously filed return. The Company remains subject to U.S. federal examination for amended tax returns filed in 2016 and the tax years ending after December 31, 2016. For the nine months ended September 30, 2019, the effective tax rate was also impacted by approximately $2.6 million of executive severance costs incurred in the first quarter of 2019, as previously disclosed, a significant portion of which is not deductible for income tax purposes.

The Company's effective tax rate for the three and nine months ended September 30, 2018 differed from the federal statutory rate due to the release of uncertain tax benefits due to the expiration of the statute of limitations for certain tax years in the three months ended September 30, 2018 and, to a lesser extent, an increase in the previously estimated research and development tax credit for previous tax years.

11.  STOCK BASED COMPENSATION

During the nine months ended September 30, 2019, the Compensation Committee of the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 309,183 shares with a grant-date fair value totaling approximately $5.3 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, during the first half of 2019, non-employee directors of the Company were granted service-based restricted stock awards totaling 47,560 shares with a grant-date fair value of approximately $0.8 million. Such restricted stock awards vest one year from the date of grant. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company records forfeitures when they occur.

During the nine months ended September 30, 2019, the Compensation Committee of the Board of Directors of the Company granted performance-based restricted stock awards to certain executive officers pursuant to the terms of the Company’s executive compensation program totaling 111,135 shares with a grant-date fair value totaling approximately $1.9 million. This represents the maximum number of shares the executive officers can earn at the end of a three-year performance period ending December 31, 2021. The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
State enterprise cost of revenues, exclusive of depreciation & amortization	$370	$361	$1,127	$1,166
Software & services cost of revenues, exclusive of depreciation & amortization	19	36	75	112
Selling & administrative	951	1,324	3,523	3,183
Enterprise technology & product support	184	156	502	504
Stock-based compensation expense	$1,524	$1,877	$5,227	$4,965

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the three months ended September 30, (in thousands):

	State Enterprise	Software & Services	Other Reconciling Items	Consolidated Total
2019
Revenues	$81,084	$9,301	$—	$90,385
Costs & expenses	50,408	3,586	14,896	68,890
Depreciation & amortization	722	1,032	1,770	3,524
Operating income (loss)	$29,954	$4,683	$(16,666)	$17,971

2018
Revenues	$80,884	$6,144	$—	$87,028
Costs & expenses	48,224	2,226	14,690	65,140
Depreciation & amortization	683	22	1,736	2,441
Operating income (loss)	$31,977	$3,896	$(16,426)	$19,447

The table below reflects summarized financial information for the Company’s reportable and operating segments for the nine months ended September 30, (in thousands):

	State Enterprise	Software & Services	Other Reconciling Items	Consolidated Total
2019
Revenues	$241,169	$25,963	$—	$267,132
Costs & expenses	151,340	9,635	46,406	207,381
Depreciation & amortization	2,005	2,211	4,859	9,075
Operating income (loss)	$87,824	$14,117	$(51,265)	$50,676

2018
Revenues	$248,230	$18,021	$—	$266,251
Costs & expenses	148,577	6,689	41,844	197,110
Depreciation & amortization	2,490	78	4,083	6,651
Operating income (loss)	$97,163	$11,254	$(45,927)	$62,490

The legacy contract under which the Company managed digital government services for the state of Texas expired on August 31, 2018 and accounted for approximately 15% and 18% of the Company's total consolidated revenues for the three and nine months ended September 30, 2018. The Company's enterprise contract with the state of Colorado accounted for approximately 10% of the Company's total consolidated revenues for the three and nine months ended September 30, 2019. No other customer accounted for more than 10% of the Company's total consolidated revenues for any period presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Quarterly Report on Form 10-Q.
CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (referred to herein as “the Company”, “NIC”, “we”, “our” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new contracts and new projects under existing contracts, the expected length of contract terms, statements relating to our business plans, objectives and expected operating results, statements relating to our expected effective tax rate, statements relating to possible future dividends and share repurchases, statements regarding the expected effects of changes in accounting standards, statements of assumptions underlying such statements, and statements of our intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019.

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

In our state enterprise businesses, we generally enter into contracts with state and local governments to design, build, and operate digital government services on an enterprise-wide basis on their behalf. We typically enter into multi-year contracts and manage operations for each government partner through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. The digital services that we build allow businesses and citizens to access government information through multiple channels and complete secure transactions and payments. We are typically responsible for funding the up-front development and ongoing operations and maintenance costs of the digital government services. Our unique business model allows us to generate revenues by sharing in the fees collected from digital government transactions. Our government partners benefit because they reduce their financial and technological risks, increase their operational efficiencies, and gain a centralized, customer-focused presence on the internet, while businesses and citizens gain a faster, more convenient, and more cost-effective means to interact with governments.

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

REVENUES

We classify our revenues into two primary categories based on our reporting segments: (1) state enterprise and (2) software & services. Each of these categories are described below:

State Enterprise Revenues: We earn revenues from our subsidiaries operating enterprise-wide state contracts that provide digital government services to multiple government agencies. We categorize our state enterprise revenues into three main sources: transaction-based fees, development services and fixed fee management services. Transaction-based revenues and fixed fee management services revenues are generally recurring while development services revenues are generally non-recurring. Each revenue source is further described below:

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

•
Development Services: revenues from the performance of software development projects and other time and materials services for our government partners. While we actively market these services, they do not have the same degree of predictability as our transaction-based or fixed fee management services.

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
Software & Services Revenues: We earn revenues from our businesses that provide software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments. Our Software & Services revenue is mainly transaction-based and classified by two types of contracts: NIC Federal and Other. Each of these revenue types is further described below:

•
NIC Federal: primarily transaction-based, fees from contracts with certain Federal agencies in the United States, including the Department of Transportation's Federal Motor Carrier Safety Administration ("FMCSA") to manage the Pre-Employment Screening Program ("PSP"). We also earn transaction-based revenues as a subcontractor to Booz Allen Hamilton on its Recreation.gov contract. NIC Federal revenues are generally recurring under the respective contracts.

•
Other: primarily transaction-based fees from contracts with state and local governments that are not part of an enterprise-wide state contract and revenues from our RxGov prescription drug monitoring and our newly acquired NIC Licensing Solutions businesses. The majority of revenues from these sources are recurring.

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

Depreciation and Amortization: This category consists of depreciation of fixed assets and amortization of both internally developed software and assets purchased as part of acquisitions.

RESULTS OF OPERATIONS

The discussion below focuses on our consolidated results of operations for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018.

Total Revenues

In the table below, we have categorized our revenue by the two main categories included in the consolidated statements of income with the corresponding percentage change from the comparative prior year period:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollar amounts in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
State Enterprise Revenues	$81,084	$80,884	$200	—%	$241,169	$248,230	$(7,061)	(3)%
Software & Services Revenues	9,301	6,144	3,157	51%	25,963	18,021	7,942	44%
Total	$90,385	$87,028	$3,357	4%	$267,132	$266,251	$881	—%

Recurring revenues as % of total revenues	97%	97%			97%	97%

State Enterprise Revenues

In the table below, we have categorized our state enterprise revenues according to the underlying source of revenue, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollar amounts in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
IGS transaction-based	$54,308	$51,085	$3,223	6%	$160,015	$156,463	$3,552	2%
DHR transaction-based	23,076	25,555	(2,479)	(10)%	70,158	79,439	(9,281)	(12)%
Development services	2,462	3,006	(544)	(18)%	7,283	8,615	(1,332)	(15)%
Fixed fee management services	1,238	1,238	—	—%	3,713	3,713	—	—%
Total	$81,084	$80,884	$200	—%	$241,169	$248,230	$(7,061)	(3)%

The following table summarizes key financial metrics for state enterprise revenues. For the three and nine months ended September 30, 2019, the results of the legacy Texas contract, the new Texas payment processing contract and the Illinois contract were excluded from the same-state category because they did not generate comparable revenues for two full comparable periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Same-state IGS revenue growth	17%	11%	16%	11%
Same-state DHR revenue growth	2%	4%	3%	3%
Same-state revenue growth - other services*	9%	33%	3%	15%
Same-state revenue growth - total	12%	9%	11%	9%
* Represents the combined growth of development services and fixed fee management services revenues.

State enterprise revenues for the three months ended September 30, 2019 was essentially flat from the comparable prior year period largely reflecting a $13.3 million decrease in revenues from the legacy Texas contract, which expired on August 31, 2018, partially offset by a 12%, or approximately $7.6 million, increase in same-state revenues and a $5.9 million increase in revenues from the Texas payment processing contract, which commenced on September 1, 2018.

The 12% increase in same-state revenues for the three months ended September 30, 2019 was mainly due to higher revenues in New Jersey, Indiana and Colorado, among other states. Same-state IGS revenues increased 17% for the three months ended September 30, 2019 due, in part, to higher payment processing volumes in New Jersey and Indiana and higher motor vehicle renewals in Colorado, among other services. Same-state DHR revenues grew 2% for the three months ended September 30, 2019 mainly due to higher volumes across several states. Same-state revenue growth for other services grew 9% for the three months ended September 30, 2019 primarily due to the timing of projects for development services in certain states, most notably in Indiana.

State enterprise revenues for the nine months ended September 30, 2019 decreased 3%, or approximately $7.1 million, from the comparable prior year period largely due to a $49.0 million decrease in revenues from the legacy Texas contract, which expired on August 31, 2018, partially offset by an 11%, or approximately $20.8 million, increase in same-state revenues and a $21.2 million increase in revenues from the Texas payment processing contract, which commenced on September 1, 2018.

The 11% increase in same-state revenues for the nine months ended September 30, 2019 was mainly due to higher revenues in New Jersey, Indiana and Colorado, among other states. Same-state IGS revenues increased 16% for the nine months ended September 30, 2019 driven in part by higher payment processing volumes in New Jersey and Indiana and higher motor vehicle renewals in Colorado, among other services. Same-state DHR revenues grew 3% for the nine months ended September 30, 2019 mainly due to a prior period price increase in one state and higher volumes across several states.

Software & Services Revenues

In the table below, we have categorized our software & services revenues by business, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollar amounts in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
NIC Federal	$6,313	$4,492	$1,821	41%	$18,681	$12,796	$5,885	46%
Other	2,988	1,652	1,336	81%	7,282	5,225	2,057	39%
Total	$9,301	$6,144	$3,157	51%	$25,963	$18,021	$7,942	44%

Software & services revenues for the three months ended September 30, 2019 increased 51%, or approximately $3.2 million, over the comparable prior year period mainly driven by growth in transactions from our NIC Federal business. This includes our subcontracting relationship with Booz Allen Hamilton on its Recreation.gov contract, which launched on October 1, 2018 and our contract with the FMCSA due to increased volumes from the PSP service. Our other software & services revenue increased due mainly to new RxGov prescription drug monitoring contracts in Maryland and Nebraska and revenues from our newly-acquired NIC Licensing Solutions business.

Software & services revenues for the nine months ended September 30, 2019 increased 44% or approximately $7.9 million, over the comparable prior year period driven mainly by growth in transactions from our NIC Federal business. This includes our subcontracting relationship with Booz Allen Hamilton on its Recreation.gov contract and our contract with the FMCSA due to increased volume from the PSP service. Our other software & services revenue increased due mainly to new RxGov prescription drug monitoring contracts in Maryland and Nebraska.

State Enterprise Cost of Revenues

In the table below, we have categorized our state enterprise cost of revenues between fixed and variable costs, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollar amounts in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Fixed costs	$24,896	$27,121	$(2,225)	(8)%	$74,875	$84,402	$(9,527)	(11)%
Variable costs	25,512	21,103	4,409	21%	76,465	64,175	12,290	19%
Total	$50,408	$48,224	$2,184	5%	$151,340	$148,577	$2,763	2%

State enterprise cost of revenues for the three and nine months ended September 30, 2019 were higher than the corresponding comparable prior year period as the increase in same-state costs and costs associated with the new Texas payment processing contract were partially offset by decreases in costs from the legacy Texas contract. The increase in variable costs was primarily attributable to an increase in credit card interchange fees associated with higher IGS payment processing revenues in Texas, New Jersey and Indiana, among other states. The decrease in fixed costs was primarily attributable to lower employee compensation related costs associated with the expiration of the legacy Texas contract on August 31, 2018.

State enterprise gross profit percentage was 38% and 37% for the three and nine months ended September 30, 2019, respectively, compared to 40% for the three and nine months ended September 30, 2018. The decrease in gross profit percentage was largely attributable to lower profit margins from the new Texas payment processing contract compared to the legacy Texas contract. We carefully monitor our state enterprise gross profit percentage to strike a balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our state enterprise businesses (which we believe also benefits our stockholders).

Software & Services Cost of Revenues

In the table below, we have categorized our software & services cost of revenues between fixed and variable costs, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollar amounts in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Fixed costs	$3,092	$1,838	$1,254	68%	$8,359	$5,489	$2,870	52%
Variable costs	494	388	106	27%	1,276	1,200	76	6%
Total	$3,586	$2,226	$1,360	61%	$9,635	$6,689	$2,946	44%

Software & services cost of revenues for the three and nine months ended September 30, 2019 increased 61% and 44%, respectively, over the comparable prior year periods, largely driven by higher fixed costs to support our new RxGov and NIC Licensing Solutions businesses.

Our software & services gross profit percentage was 61% and 63% in the three and nine months ended September 30, 2019, respectively, compared to 64% and 63% for the three and nine months ended September 30, 2018, respectively. The decrease in the current quarter gross margin percentage was largely driven by higher costs to support our new RxGov and NIC Licensing Solutions businesses.

Selling & Administrative

Selling & administrative expenses for the three months ended September 30, 2019 were $8.2 million, a $0.4 million or 4%, decrease from the same period in the prior year. As a percentage of total consolidated revenues, selling & administrative expenses were 9% for the three months ended September 30, 2019 compared to 10% for the three months ended September 30, 2018.

Selling & administrative expenses for the nine months ended September 30, 2019 were $26.5 million, a $2.2 million, or 9% increase, compared to the same period in the prior year, driven by executive severance costs totaling $2.6 million in the first quarter of 2019, as previously disclosed. These severance costs consisted of a one-time cash payment of $1.5 million and $1.1 million of stock-based compensation expense associated with the accelerated vesting of certain restricted stock awards. As a percentage of total consolidated revenues, selling & administrative expenses were 10% for the nine months ended September 30, 2019 compared to 9% for the nine months ended September 30, 2018.

Enterprise Technology & Product Support

Enterprise technology & product support expenses for the three months ended September 30, 2019 were $6.7 million, an increase of $0.6 million, or 9%, compared to the same period in the prior year. Enterprise technology & product support expenses for the nine months ended September 30, 2019 were $19.9 million, an increase of $2.4 million, or 14%, compared to the same period in the prior year. These increases were primarily driven by higher personnel costs to support product development and enhance company-wide information technology, including the continued development of our citizen-centric Gov2Go® enterprise platform and enterprise microservices platform. As a percentage of total consolidated revenues, enterprise technology and product support expenses were 7% for all periods presented.

Depreciation & Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollar amounts in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Depreciation	$1,102	$1,295	$(193)	(15)%	$3,242	$4,248	$(1,006)	(24)%
Amortization	2,422	1,146	1,276	111%	5,833	2,403	3,430	143%
Depreciation & amortization	$3,524	$2,441	$1,083	44%	$9,075	$6,651	$2,424	36%

Depreciation & amortization expenses increased 44%, or $1.1 million for the three months ended September 30, 2019 compared to the same period in the prior year and increased 36%, or $2.4 million for the nine months ended September 30, 2019 compared to the same period in the prior year. These increases were driven primarily by intangible asset amortization related to the Leap Orbit asset acquisition and Complia business acquisition as well as the amortization of capitalized software development costs related to enterprise product and platform investments made in prior periods. This increase was partially offset by lower depreciation related to the legacy Texas contract.

As a percentage of total consolidated revenues, depreciation & amortization expenses were 4% and 3% for the three and nine months ended September 30, 2019, respectively, compared to 3% and 2% for the three and nine months ended September 30, 2018, respectively. The increase was driven by the increase in amortization expense as described above.

Interest Income

Interest income was $0.7 million for the three months ended September 30, 2019 and $1.9 million for the nine months ended September 30, 2019. These increases from the comparative prior year periods were primarily driven by an increase in interest rates on our average cash balance during the periods.

Income Taxes

Our effective tax rate was approximately 22.4% and 23.0% for the three and nine months ended September 30, 2019, respectively, compared to 18.9% and 22.8% for the three and nine months ended September 30, 2018. The effective tax rate for the three and nine months ended September 30, 2019 was lower than our customary effective rate as a result of the release of reserves to our liability for unrecognized tax benefits due to the expiration of statutes of limitations for certain tax years. The effective tax rate for the three months ended September 30, 2019 also reflects a decrease in the previously estimated research and development tax credit for the 2018 and 2019 tax years upon filing our 2018 federal tax return during the current quarter. For the nine months ended September 30, 2019, the effective tax rate was also impacted by the release of uncertain tax benefits from the completion of an IRS tax examination of our 2016 consolidated U.S. federal income tax return, which resulted in no changes to our previously filed return. We remain subject to U.S. federal examination for amended tax returns filed in 2016 and the tax years ending after December 31, 2016. For the nine months ended September 30, 2019, the effective tax rate was also impacted by approximately $2.6 million of executive severance costs incurred in the first quarter of 2019, as previously disclosed, a significant portion of which is not deductible for income tax purposes.

The effective tax rate for the three and nine months ended September 30, 2018 was lower than our customary effective rate primarily driven by the release of reserves to our liability for unrecognized income tax benefits due to the expiration of the statute of limitations for certain tax years and, to a lesser extent, an increase in the previously estimated research and development tax credit for the 2017 and 2018 tax years upon filing our 2017 federal tax return during the prior year quarter. See Note 10, Income Taxes, in the Notes to Unaudited Consolidated Financial Statements.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities were $58.7 million in the first nine months of 2019 compared to $49.6 million in the first nine months of 2018. The increase was mainly the result of fluctuations in working capital mainly associated with the timing of payments to and receipts from our government partners, partially offset by a decrease in net income.

Investing Activities

Cash flows used in investing activities were $23.6 million in the first nine months of 2019 compared to $13.3 million in the first nine months of 2018. The increase was primarily due to cash paid to acquire Complia totaling approximately $10.0 million and an increase in capitalized software development costs of $0.9 million.

Financing Activities

Cash flows used in financing activities were $17.5 million for the first nine months of 2019 compared to $16.0 million for the first nine months of 2018. The increase was primarily due to a $1.5 million increase in tax withholdings related to the vesting of employee stock-based compensation awards.

Liquidity

We recognize revenues primarily from providing outsourced digital government services at the contractual net fee earned for each transaction. In these arrangements, we are acting as an agent and the gross transaction fees collected by us from consumers on behalf of our government partners are not recognized as revenue but are accrued as accounts payable when the services are provided at the time of the transactions. We must remit a certain amount or percentage of these fees to government agencies regardless of whether we ultimately collect the fees from the consumer. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates. We typically collect most of our accounts receivable prior to remitting amounts payable to our government partners.

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, was $206.0 million at September 30, 2019, compared to $197.2 million at December 31, 2018. The increase in our working capital was primarily due to cash generated from operations in the period, partially offset by cash used for the Complia acquisition and Leap Orbit asset acquisition. Our current ratio, defined as current assets divided by current liabilities, was 2.7 and 3.2 at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, our cash balance was $209.3 million compared to $191.7 million at December 31, 2018. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and potential dividend payments for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.8 million in available capacity to issue additional letters of credit and $9.8 million of unused borrowing capacity at September 30, 2019 under the Credit Agreement. We were in compliance with all of our covenants under the Credit Agreement at September 30, 2019. As further discussed in Note 6 of the Notes to Unaudited Consolidated Financial Statements on this Form 10-Q, on May 1, 2019, we entered into an amendment to our Credit Agreement that, among other things, amended and extended our Credit Agreement from May 1, 2019 to May 1, 2021.

At September 30, 2019, we were bound by performance bond commitments totaling approximately $10.9 million on certain government contracts.

We currently expect our capital expenditures to range from approximately $4.5 million to $5.5 million in fiscal year 2019, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our state enterprise businesses including equipment upgrades and enhancements, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, software licenses, and office equipment. We currently expect our capitalized internal-use software development costs to range from approximately $8.0 million to $9.0 million in fiscal year 2019. This estimate includes costs related to the enhancement of centralized customer management, billing and payment processing solutions that support our business operations and accounting systems in addition to our citizen-centric Gov2Go enterprise platform, enterprise microservices platform and enterprise licensing and permitting platform.

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

Dividends

We paid dividends of $0.24 per common share ($0.08 per quarter) during the first nine months of 2019 and 2018. The total cash dividends paid for both the three months ended September 30, 2019 and 2018 were $5.4 million. The total cash dividends paid during the first nine months of 2019 and 2018 were $16.2 million and $16.1 million, respectively.

On October 28, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.08 per share, payable to stockholders of record as of December 4, 2019. The dividend, which is expected to total approximately $5.4 million, will be paid on December 18, 2019, out of our available cash.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We had unused outstanding letters of credit totaling approximately $0.2 million at September 30, 2019.

As of September 30, 2019, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019. While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts, except for our headquarters. We have income tax uncertainties of approximately $6.1 million at September 30, 2019. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

CRITICAL ACCOUNTING POLICIES

We have updated our accounting policies related to leases in conjunction with the adoption of ASC 842 as well as for business combinations in conjunction with our recent acquisition as further described in Note 2 in the Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes in our critical accounting policies from the information provided under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk.
Our results of operations are exposed to financial market risks due primarily to changes in interest rates on our interest-bearing cash accounts. We currently have no principal amounts of indebtedness outstanding under our line of credit, the terms of which are discussed in Note 6 to Unaudited Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. Based on our cash balances as of September 30, 2019, a one percent change in interest rates would not have a significant impact on our cash flows or results of operations.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the third quarter of 2019, we acquired and cancelled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 17, 2019	775	$17.04	N/A	N/A
July 19, 2019	1,323	17.01	N/A	N/A
July 30, 2019	449	18.34	N/A	N/A
July 31, 2019	289	18.14	N/A	N/A
Total	2,836	17.34

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

101
The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Xtensible Business Reporting Language) includes (i) Consolidated Balance Sheets at September 30, 2019 (unaudited) and December 31, 2018, (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited) for the nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (included as Exhibit 101).

* Filed herewith.

** Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated:	October 30, 2019	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer