Form 10-K
period 2019-12-31
NIC INC
filed 2020-02-20
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑

As of June 30, 2019, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1.1 billion based on the closing price as reported by the Nasdaq Stock Market.

On February 14, 2020, the registrant had 66,977,642 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders to be held in 2020 are incorporated by reference into Part III of this Form 10-K.

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

AVAILABLE INFORMATION

Our website address is http://www.egov.com. We make available, free of charge, on the Investor Relations section of our website (http://www.egov.com/investor-relations) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports (if any), as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available through our website other reports filed with the SEC under the Exchange Act including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. We do not intend for information contained on our website to be part of this Annual Report on Form 10-K.

The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

FREQUENTLY USED TERMS

In this Annual Report on Form 10-K, we use the terms “NIC,” “the Company,” “we,” “our,” and “us” to refer to NIC Inc. and its subsidiaries, unless the context otherwise requires. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. We use the term “enterprise-wide” to refer to our state enterprise businesses that provide state-wide services to multiple government agencies. We also use the term “partner” to refer to our government clients, with whom we have contractual relationships to provide digital government services.

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

ITEM 1. BUSINESS

Business Overview

NIC is a leading provider of digital government services that help governments use technology to provide a higher level of service to businesses and citizens and to increase efficiencies. We accomplish this through two channels: our state enterprise businesses and our software & services businesses.

In our state enterprise businesses, we generally enter into contracts with state and local governments to design, build, and operate digital government services on an enterprise-wide basis on their behalf. The digital government services that we build allow businesses and citizens to access government information online via a variety of connected devices and complete secure payments and transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. Our unique state enterprise business model primarily allows us to generate revenues by sharing in the fees collected from digital government transactions. Our government partners benefit by reducing their financial and technological risks, increasing their operational efficiencies, avoiding costs and gaining a centralized, customer focused presence on the internet, while businesses and citizens receive a faster, more convenient, and more cost-effective means to interact with government. We are typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the digital government services.

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

In our software & services businesses, we provide certain payment processing services, software development and digital government services, other than those provided on an enterprise-wide basis, to federal agencies, as well as state and local governments.

Segment Information

Our state enterprise segment is our only reportable segment and generally includes our subsidiaries that provide digital government services on an enterprise-wide basis for state and local governments. The software & services category primarily includes our subsidiaries that provide software development, payment processing and other digital government services, other than those provided on an enterprise-wide basis, to federal agencies as well as state and local governments. For additional information relating to our reportable and operating segments, refer to Note 13, Reportable Segments and Related Information, to the Consolidated Financial Statements.

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

The limits of traditional government transaction methods

Traditionally, government agencies have transacted, and many continue to transact, with businesses and citizens using processes that are inconvenient and labor-intensive, require extensive paperwork, and use outmoded technology and security procedures and scarce staff resources. Transactions and information requests are often made in person or by mail, which increases the potential for the compromise of sensitive personal information or errors that require revisions and follow-ups, particularly if the transactions and information requested are processed manually. Even newer methods rely on multiple systems and potentially incompatible data formats and require significant expertise and expenditures to introduce and maintain. As a result, businesses and citizens often have no choice but to face costly delays to complete essential tasks. These delays include waiting in line at a government agency, for answers by telephone, for responses by mail, or for payments by check. In addition, government agencies may not use modern secure methods of online payment, leaving businesses and citizens unable to pay certain fees online or at the counter using credit/debit cards or electronic checks, or government agencies may require advance payments rather than payments from monthly billing. Businesses and citizens encounter further inconvenience and delay because they can usually work with government agencies only during normal business hours. Even when online alternatives are available, they often require a cumbersome process of multiple contacts with different government agencies or offer a limited number of payment methods. Increases in the level of economic activity and in the population have exacerbated these problems and increased the demand for these services.

Challenges to the implementation of digital government services

Despite the potential benefits of digital government services, barriers to creating successful internet-based services may preclude governments from implementing them. Some of these barriers are similar to those the private sector encounters, including:

•the high cost of implementing and maintaining secure infrastructure in a budget-constrained environment;
•the need to quickly assess the requirements of potential customers and cost-effectively design and implement digital government services that are tailored to meet these requirements;
•the intense competition for qualified technical personnel; and
•the need for updated internet and mobile-friendly payment methods, that are secure and compliant with Payment Card Industry Data Security Standards (“PCI DSS”).

Governments also face some unique challenges that exacerbate the difficulty of advancing digital services, including:

•lengthy and potentially politically charged appropriations processes that make it difficult for governments to acquire resources and to develop digital services quickly;
•a diverse and substantially autonomous group of government agencies that have adopted varying and fragmented approaches to providing information and transactions online;
•a lack of marketing expertise to design services that meet the needs of businesses and citizens, to increase the awareness of the availability of the services and to drive adoption of the online service delivery channel;
•security and privacy concerns that are amplified by the confidential nature of the information and transactions available from and conducted with governments and the view that government information is part of the public trust;
•changes in administration and turnover in government personnel among influencers and key decision makers; and
•compliance requirements associated with accepting credit/debit card and electronic check payments.

We believe many private sector service providers generally do not address the unique requirements of digital government services. In our experience, most service providers do not fully understand and are not well-equipped to deal with the unique political, regulatory and security environments of governments. These providers, including large systems integrators, frequently take a time-and-materials, project-based pricing approach or provide “off-the-shelf” solutions, often designed for other industries that may not adequately address the needs of government.

What We Provide to Governments

We provide digital government services designed to meet the needs of governments, businesses and citizens. The key elements of our service delivery are:

Customer-focused, one-stop government

Using our marketing and technical expertise and our government experience, we generally design, build, and operate digital government services for our government partners that are designed to meet their needs as well as those of the businesses and citizens they serve. Our enterprise-wide solutions are designed to create a single point of presence online that allows businesses and citizens to reach every government agency in a specific jurisdiction from one online location. We strive to employ a common look and feel for all government agencies associated with each state’s internet-based solutions and make them useful, appealing and easy to use. We also develop applications that allow businesses and citizens to complete processes that have traditionally required separate offline interactions with several different government agencies or older generation electronic access. These applications permit businesses and citizens to conduct transactions with government agencies and to obtain information 24 hours per day and seven days per week using the latest technology and payment methods. We also help our government partners generate awareness and educate businesses and citizens about the availability and potential benefits of digital government services.

Compelling and flexible financial models for governments

With our business model, we allow governments to implement digital government services at minimal cost and risk. We take on the responsibility and cost of designing, building and operating digital government services, with minimal use of government resources. We employ our technological resources and accumulated expertise to help governments avoid the risks of selecting and investing in new and often untested technologies that may be implemented by unproven third-party providers. We implement our services rapidly, efficiently and accurately, using our well-tested and reliable infrastructure and processes. Once we establish the applications associated with our state enterprise business, we typically manage transaction flows, data exchange and payment processing, and we fund ongoing costs from the fees received from end users, who access the government information and conduct transactions. We also provide specific fee-based applications, software-as-a-service (“SaaS”) solutions and other digital solutions to governments who cannot or do not wish to use a transaction-based funding model.

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

State enterprise contracts

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

We typically own the intellectual property in connection with the applications we develop under our state enterprise-wide contracts. After completion of a defined contract term, our government partner typically receives a perpetual, royalty-free license to use the applications and digital government services we built only in its own state. However, certain proprietary customer management, billing, and payment processing software applications that we have developed and standardized centrally, are provided to the vast majority of our government partners on a SaaS basis, and thus would not be included in any royalty-free license. If our contract expires after a defined term or if our contract is terminated by our government partner for cause, the government partner would be entitled to take over the services in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. In our state enterprise business we also provide services to certain states (New Mexico and Texas) where we do not maintain an enterprise-wide digital government services contract. Also, in some cases, we enter into contracts to provide application development and management services to governments in exchange for an agreed-upon fee.

We enter into statements of work with various agencies and divisions of our government partners for digital access to data and to conduct other citizen-to-government and business-to-government transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services we provide and the amounts we must remit to the agency. These terms are then submitted to the policy-making and fee approval authority for approval. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We have the general ability to control certain of our expenses in the event of a reduction in the amount or percentage of fees we retain; however, there may be a lag in the time it takes to do so should we determine it is necessary.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 15 contracts under which we provide enterprise-wide digital government services, as well as our contract with the Federal Motor Carrier Safety Administration ("FMCSA"), can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 59% of our total consolidated revenues for the year ended December 31, 2019. In the event any of these contracts are terminated without cause, the terms of the respective contract may require the government to pay us a fee in order to continue to use our applications.

Software & services contracts

Generally, our software & services contracts include transaction processing contracts, SaaS contracts and, to a much lesser degree, software development contracts. Our subsidiary, NIC Federal, LLC (“NIC Federal”) has a contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the Company’s transaction-based business model.

The loss of the contract as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of this contract.

Expiring contracts

We currently have 11 contracts under which we provide enterprise-wide digital government services, as well as our contract with the FMCSA, that have expiration dates within the 12-month period following December 31, 2019. Although six of these contracts have renewal provisions, any renewal is at the option of our government partners, who may choose to not renew the contract, to re-open bidding for the services, to take over the services in place and provide services internally, or to allow individual government agencies to retain the services of their own providers. Collectively, revenues generated from these contracts represented approximately 42% of our total consolidated revenues for the year ended December 31, 2019. As described above, if a contract expires after a defined term, the government partner would be entitled to take over the services in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which the Company managed digital government services for the state of Texas expired on August 31, 2018. The expired Texas contract accounted for approximately 14% and 20% of our total consolidated revenues for 2018 and 2017, respectively. For 2018 and 2017, revenues from the legacy contract were approximately $49.0 million and $65.7 million, respectively.

Sources of Revenues

We currently earn revenues from three main sources: transaction-based fees, development services and fixed-fee services. Transaction-based revenues and fixed-fee revenues are generally recurring while development revenues are generally non-recurring. Each of these revenue types are further described below.

•Transaction-based:
▪IGS: our state enterprise businesses earn fees from a wide variety of interactive government services, referred to as IGS, from sources other than digital access to motor vehicle driver history records, for transactions conducted by business users and consumers.
•DHR: our state enterprise businesses earn fees from driver history records, referred to as DHR, for providing digital access to motor vehicle driver history records from our partner states to data resellers, insurance companies, and other pre-authorized customers on behalf of our state partners.
•Other: our software & services businesses earn a significant portion of its revenues from transaction-based fees, which are generally recurring, most notably via NIC Federal's contract with the FMCSA to develop and manage the PSP for motor carriers nationwide and our contract to provide digital services for Recreation.gov.
•Development services: we earn revenues from the performance of software development projects and other time and materials services for our government partners. While we actively market these services, they do not have the same degree of predictability as our transaction-based or fixed-fee services.
•Fixed-fee services: we earn fixed-fee revenues from the management of digital government services for our government partner in the state of Indiana and from subscription-based contracts.

The following table reflects the underlying sources of revenues as a percentage of total consolidated revenues for the years ended December 31:

Percentage of Revenues:	2019	2018	2017
Transaction-based	95%	95%	95%
Development services	3%	3%	3%
Fixed-fee services	2%	2%	2%

The following table identifies each type of service, consumer and state partner that accounted for 10% or more of our total consolidated revenues in any of the past three years:

	Percentage of Total Revenues
	2019	2018	2017
Type of Service
Motor Vehicle Driver History Record Retrieval	26%	29%	31%
Motor Vehicle Registrations	11%	14%	14%
Consumer
LexisNexis Risk Solutions	15%	19%	19%
State Partner
Colorado(1)	10%	N/A	N/A
Texas(2)	N/A	17%	20%
(1) The Colorado contract expires on April 30, 2022.
(2) Texas consists of the legacy state enterprise contract through August 31, 2018 and the current payments contract, which commenced on September 1, 2018.

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

Service Offerings

We work with our state and local government partners to develop, manage, and enhance comprehensive, enterprise-wide, digital government services for their constituents. Our enterprise-wide solutions are designed to provide user-friendly, convenient, secure multi-channel access, including mobile access, to in-demand government information and services, and include numerous fee-based transaction services and applications that we have developed. These fee-based services and applications allow businesses and citizens to access constantly changing government information and to file necessary government documents. The types of services and the fees charged vary according to the unique preferences of that jurisdiction. To reduce the frustration businesses and citizens often encounter when dealing with multiple government agencies, we handle cross-agency communications whenever feasible and shield businesses and citizens from the complexity of older, mainframe-based systems that agencies commonly use, creating an intuitive and efficient interaction with governments. We also provide industry-compliant payment processing solutions that accommodate credit/debit cards and electronic checks, as applicable. Some of the higher volume and in-demand digital government services we offer in different jurisdictions include:

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

Sales and Marketing

We have two primary sales and marketing goals:

•to develop new sources of revenues through new government relationships; and
•to retain and grow our revenue streams from existing government relationships.

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

Growing existing markets

In our existing federal, state and local government relationships, our marketing efforts focus on:

•expanding the number of government agencies and localities that provide digital government services;
•identifying new government services that can be usefully and cost-effectively delivered digitally; and
•increasing the number of users who conduct business digitally with governments.

Although each government’s unique political and economic environment drives different marketing and development priorities, we have found many of our core applications to be relevant across multiple jurisdictions. Most of our subsidiaries have a dedicated director of marketing and additional staff who meet regularly with government, business and consumer representatives to discuss potential new services and promote existing services. We also promote the use of our extensive library of unique digital government services to existing and new customers through speaking engagements and targeted advertising to organizations for professionals, including lawyers, bankers and insurance agents who have a need for regular digital interaction with government. We identify services that have been developed and implemented successfully for one government and replicate them in other jurisdictions.

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

The majority of our state enterprise infrastructure and applications are hosted at a central data facility operated by a third-party, with backup at a similar facility in another location. Some of our state enterprise infrastructure and applications are physically hosted in each jurisdiction in which we operate on servers that we own or lease, or in a third-party cloud environment. We also provide links to sites that are maintained by government agencies or organizations that we do not manage. Our objective is to provide uninterrupted digital service 24 hours per day and seven days a week, and our operations maintain extensive backup, security and disaster recovery procedures.

History has proven that our systems and applications are scalable and can easily be replicated from one government entity to another. We focus on sustaining low-overhead operations, with all major investments driven by the objective of deploying the highest value-added technology and applications to each operation.

Finally, we have designed our digital government services to be compatible with virtually any existing system and to be rapidly deployable. To enable speed and efficiency of deployment, we license commercially available technology whenever possible and focus on the integration and configuration of these “off-the-shelf” hardware and software components when necessary. While we expect that commercially licensed technology will continue to be available at reasonable costs, there can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party technology and applications for future services. While we do not believe that any one individual technology or application we license is material to our business, changes in or the loss of third-party licenses could lead to a material increase in the costs of licensing or to our products becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development or procurement costs to help ensure continued performance of our services.

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

Competition

Historically, we have not faced significant competition from companies vying to provide transaction-funded enterprise-wide digital services to governments; however, we face intense competition from companies providing point solutions and platforms to individual government agencies. We believe that the principal factors upon which our businesses compete are:

•our unique understanding of government needs;
•the quality and fit of our digital government services;
•speed and responsiveness to the needs of businesses and citizens;
•a proven transaction-based business model that is cost-effective; and
•our enterprise-wide approach.

We believe we compete favorably with respect to the above-listed factors. An alternative for our enterprise-wide services is a government-designed and managed service that integrates multiple vendors’ technologies, products and services. Companies that have expertise in marketing and providing technology services to government entities compete with us by further developing their services and increasing their focus on agency-specific segments of their business.

Additionally, in some geographic areas, we may face agency-level competition from firms with established reputations and political relationships with potential government partners. Examples of companies that may compete and/or currently compete with us at the enterprise and agency level are the following:

•traditional large systems integrators and consulting firms, including Deloitte, Accenture, IBM, CGI and Unisys;
•traditional large software applications developers, including Microsoft and Oracle;
•digital transaction payment processors, including ACI Worldwide, Inc. and Link2Gov Corp;
•software application developers, including Accela, FAST Enterprises and GCR Inc.; and
•other niche providers, such as Aspira, Sovereign Sportsman Solutions, Brandt Information Services and Appriss.

Seasonality

The use of some of our digital government services is seasonal, particularly the accessing of motor vehicle driver history records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the lower number of business days in this quarter and a lower volume of transactions during the holiday periods.

Employees

As of December 31, 2019, we had approximately 1,000 full-time employees, of which approximately 390 were working in corporate operations and approximately 610 were in our state enterprise and software & services businesses. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. We also employ independent contractors to support our application development, marketing, sales and administrative departments. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

We currently have 15 contracts under which we provide enterprise-wide digital government services, as well as our contract with the FMCSA, that can be terminated by the other party without cause upon a specified period of notice. Collectively, revenues generated from these contracts represented approximately 59% of our total consolidated revenues for the year ended December 31, 2019. If any of these contracts are terminated without cause, the terms of the respective contract may require the government to pay us a fee to continue to use our applications.

In addition, we currently have 11 contracts under which we provide enterprise-wide digital government services, as well as our contract with the FMCSA, that have expiration dates within the 12-month period following December 31, 2019. Although certain of these contracts have renewal provisions, any renewal is at the option of our government partners, who may choose to not renew the contract, to re-open bidding for the services, to take over the services in place and provide services internally, or to allow individual government agencies to retain the services of their own providers. Collectively, revenues generated from these contracts represented approximately 42% of our total consolidated revenues for the year ended December 31, 2019. If a contract expires after a defined term, the government partner would be entitled to take over the services in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

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

Our revenues are generated principally from contracts with state governments and government agencies within a state, and to a lesser extent with federal government agencies, to provide digital government services on behalf of those government entities to complete transactions and distribute public information digitally. We face many risks uniquely associated with government contracting, including:

•regulations that govern the fees we collect for many of our services, limiting our control over the level of transaction-based fees we are permitted to retain;
•the potential need for governments to draft and adopt specific legislation before they can circulate a request for proposal (“RFP”) to which we can respond or before they can otherwise award a contract or provide a new digital service, and the risk that enabling legislation previously adopted to establish our contract or to otherwise benefit us could be challenged, reinterpreted, repealed or modified;

•unexpected changes in legislation that increase our costs or result in a temporary or permanent suspension of our services;
•the potential need for changes to legislation authorizing government’s contracting with third parties to receive or distribute public information;
•long and complex sales cycles that vary significantly according to each government entity’s policies and procedures;
•political resistance to the concept of government agencies contracting with third parties to receive or distribute public information, which has been offered traditionally only by the government agencies and often without charge;
•changes in government administrations that could impact existing RFPs, rebids, renewals or extensions; and
•government budget deficits and appropriation approval processes and periods, either of which could cause governments to curtail spending on services, including time and materials-based fees for application development or fixed-fee services, which constituted approximately 3% and 2% of total consolidated revenues, respectively, for the year ended December 31, 2019.

Each of these risks is outside of our control and could result in harm to our business, results of operations, cash flows, and financial condition.

Because many of our contracts grant our government partners fully paid, perpetual licenses to use and modify certain applications and digital government services we develop, upon a termination by them for cause or the natural expiration of our state enterprise contracts, many of our government partners could elect to take over the operation and maintenance of our applications themselves or hire a competitor to operate and maintain such applications. Any such decision to do so could adversely affect our revenues and profits.

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

Our ability to grow revenues may be limited by the number of governments and government agencies that choose to provide digital government services using our business model and by the finite number of governments with which we may contract for our digital government services.

Our revenues are generated principally from contracts with state governments and government agencies within a state to provide digital government services on behalf of those government entities, and to complete transactions and distribute public information digitally. The growth in our revenues largely depends on government entities adopting our business model. We cannot ensure that government entities will choose to provide digital government services or continue to provide digital government services at current levels, or that they will provide such services with private assistance or by adopting our model. Generally, under our enterprise-wide transaction-based business model, we initially generate a high proportion of our revenues from the transaction-based services we provide on behalf of a limited number of government agencies within a state, while other agencies consider participating in the enterprise-wide contract. If any of our partner agencies within a state are dissatisfied with even one of the many services we provide, it may negatively affect our ability to convince additional agencies to partner with us or retain our enterprise agreement. The failure to secure contracts with certain government agencies, particularly those agencies that control motor vehicle driver history records, could result in revenue levels insufficient to support our operations on a self-sustained, profitable basis.

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

We earn a high proportion of our revenues and related accounts receivable from a limited number of services and customers. A significant portion of our revenues is derived from data resellers’ use of our services to access motor vehicle driver history records for the automobile insurance industry. Transaction-based fees charged for access to motor vehicle driver history records in various states accounted for approximately 26% of our total consolidated revenues for the year ended December 31, 2019. One of these data resellers, LexisNexis Risk Solutions, accounted for approximately 15% of our total consolidated revenues during this period. In addition, approximately 14% of our consolidated accounts receivable were from LexisNexis Risk Solutions at December 31, 2019. While fees charged for access to motor vehicle driver history records are currently expected to continue to account for a significant portion of our consolidated revenues for the foreseeable future, regulatory changes or the development or increased use of alternative information sources, such as credit scoring, could materially reduce our revenues from this service. Our contracts with data resellers generally may be terminated at any time after a 30-day notice and may be terminated immediately at the option of any party in certain circumstances. Furthermore, our credit risk may increase in the event any data resellers experience liquidity or solvency issues. We generally do not require collateral to secure accounts receivable.

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

Recent and potential future acquisitions involve inherent risks that may materially adversely affect our business and results of operations.

To expand our operations and grow our market and client base, we may seek and complete strategic acquisitions and other business combinations in the future. Acquisitions have inherent risks which may have a material adverse effect on our business and results of operations. In particular,

•The pursuit of acquisitions and execution of integration plans may divert the attention of our management from other key responsibilities;
•We may fail to successfully integrate the business and financial operations, business culture, services, intellectual property, solutions or personnel of an acquired business;
•We may assume unanticipated liabilities and contingencies;
•We may substantially reduce our cash position, become significantly leveraged because of incurring debt or issue additional equity to finance one or more acquisitions; and
•Our earnings per share may be diluted because of acquisitions.

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

If our competitors become more successful in developing and selling products or platforms for government-managed services, including certain vertical and point solutions where we operate, then our business could be adversely affected.

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

We may become liable for violations of certain privacy laws as adopted federally or in each state.

We act as an outsourced manager on behalf of states, for electronic access to records pertaining to motor vehicles and motor vehicle operators (driver history records) by users and certain permitted resellers. These records are the largest group of records for which we process electronic access for state agencies and are processed in most of our state enterprise businesses. These records contain “personal information” and “sensitive personal information” as defined by the federal Driver Privacy Protection Act, and state versions of that Act adopted in every state (collectively, the “DPPA”). The DPPA regulates categories and circumstances under which “personal information” and “sensitive personal information” may be disclosed to requesters. Each state has procedures for complying with the DPPA, and such procedures may vary from state to state. We closely follow each state’s compliance procedures for general access, with our electronic access. If we fail to follow such procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, our business, results of operations, cash flows, and financial condition may be adversely affected. The DPPA permits statutory damages to be awarded to the subjects of such records, even without proof of actual damage, for certain infringements or violations of the DPPA. We may be potentially liable for such damages in such instances, and we may have no recourse against the state.

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

Our future success will depend on our ability to enhance and improve the responsiveness, functionality, and features of our services in accordance with industry standards and to address the increasingly sophisticated technological needs of our customers on a cost-effective and timely basis. Our ability to remain competitive will depend, in part, on our ability to:

•enhance and improve the responsiveness, functionality, and other features of the government services we offer;
•continue to develop our technical expertise;
•develop and introduce new services, applications, and technology to meet changing customer needs and preferences; and
•influence and respond to emerging industry standards and other technological changes in a timely and cost-effective manner.

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

Any failure to meet our responsibilities or obligations under a contract, regardless of whether there is a claim for which we are liable, may result in damages.

Performance deficiencies by us or our third-party vendors, including subcontractors, could result in a default under one or more of our contracts, which could expose us to liability and have an adverse effect on our business prospects, on our financial condition, and on our ability to compete for future contracts. If we fail to meet our contractual obligations, if our performance or our third-party vendors’ performance gives rise to claims, if our government partners are otherwise held liable for claims related to the services provided under our contracts, or if our government partners seek to hold us liable for claims or damages for which we have agreed to be responsible for under our contracts, we could be subject to legal liability, monetary damages and loss of customer relationships. Additionally, in many of our contracts, our government partners do not indemnify us from losses related to their performance or non-performance.

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

Although we believe that our current financial resources and future cash generated from operations will be sufficient to meet our present working capital and capital expenditure requirements and potential dividend payments for at least the next 12 months, we may need to raise additional capital before this period ends to further:

•fund operations, if unforeseen costs or revenue shortfalls arise;
•support our expansion into other states and federal government agencies beyond what is contemplated if unforeseen opportunities arise;
•expand our product and service offerings beyond what is contemplated if unforeseen opportunities arise;
•fund acquisitions;
•respond to unforeseen competitive pressures; and
•acquire technologies beyond what is contemplated.

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

Our quarterly results of operations may be volatile and difficult to predict. If our quarterly results of operations, future growth, profitability or dividend levels fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly.

Our future revenues and results of operations may vary significantly from quarter to quarter due to several factors, many of which are outside of our control, and any of which may harm our business. These factors include:

•the commencement, completion, or termination of contracts during any quarter;
•the introduction of new services by us or our competitors;
•technical difficulties or system downtime affecting the operation of our services;
•the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;
•unexpected changes in federal, state and local legislation that increase our costs and/or result in a temporary or permanent decrease in our revenues;
•the seasonal use of some of our services, particularly the accessing of motor vehicle driver history records;
•changes in economic conditions;
•the result of negative cash flows due to capital investments; and
•significant charges related to acquisitions.

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

Although our Board of Directors has approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, regular quarterly cash dividends, the payment of future dividends is subject to several risks and uncertainties, and we may not pay quarterly dividends in the same amounts or at all in the future. Our Board of Directors monitors and evaluates our dividend practice quarterly and may elect to increase, decrease or not pay a dividend at any time. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants associated with our line of credit. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant. Any future decisions to reduce or discontinue paying cash dividends to our stockholders could cause the trading price for our common stock to decline and could adversely affect our stockholders.

We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future.

We may become subject to claims alleging infringement of third-party intellectual property rights. Our state enterprise contracts require us to indemnify our government partners for infringing software we build or use. Any claims could subject us to costly litigation and may require us to pay damages and develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of the alleged infringement. Licenses for such intellectual property may not be available on acceptable terms or at all. Litigation regarding intellectual property rights is common in the internet and software industries. We expect third-party infringement claims involving internet technologies and software products and services to continue to increase. If an infringement claim is filed against us, we may be prevented from using certain technologies and may incur significant costs resolving the claim. We cannot ensure that our applications and services do not infringe on the intellectual property rights of third parties. In addition, we have agreed, and expect that we may agree in the future, to indemnify certain of our partners against claims that our services infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our partners against infringement claims.

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

Our cash primarily includes cash on hand in the form of bank deposits. We maintain our cash with major financial institutions. Deposits with these financial institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2019, the amount of cash covered by FDIC deposit insurance was $9.5 million, and $204.9 million of cash was above the FDIC deposit insurance limits. These balances and our liquidity could be affected if one or more of the financial institutions with which we deposit funds fails or becomes subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of adequate access to our cash; however, we can provide no assurance that access to our liquidity will not be impacted or that we will not lose deposited funds in excess of FDIC insurance limits as a result of the failure or insolvency of any these financial institutions or adverse conditions in the financial and credit markets.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Stock Market under the symbol “EGOV”.

As of February 14, 2020, there were approximately 201 holders of record of shares of our common stock.

Dividends and Share Repurchases

Refer to Note 10, Stockholders' Equity, to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding dividends.

During the fourth quarter of 2019, we acquired and canceled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 11, 2019	534	$20.55	N/A	N/A
October 12, 2019	320	$20.55	N/A	N/A
October 13, 2019	51	$20.55	N/A	N/A
October 16, 2019	1,706	$20.99	N/A	N/A
October 17, 2019	553	$21.14	N/A	N/A
Total	3,164	$20.89	N/A	N/A

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

Performance Graph

The performance graph below compares the annual change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2014, and ending on December 31, 2019 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of: (a) the Nasdaq Composite (U.S.) Index, (b) the Russell 2000 Index, and (c) a Peer Group described below assuming a $100 investment on December 31, 2014. We believe the Nasdaq Composite index and the Russell 2000 index are more appropriate indices for comparison of our stock price over time. Accordingly, the graph below includes both the peer group index and the Russell 2000 index. The stock price performance on the graph below is not necessarily indicative of our future stock price performance.

Comparison of Cumulative Total Return Among
NIC, Inc., Nasdaq Composite (U.S.) Index, Russell 2000 Index and Peer Group

Total Return Analysis	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
NIC Inc.	$100.00	$109.39	$140.26	$99.15	$76.27	$138.94
Nasdaq Composite	$100.00	$105.73	$113.66	$145.76	$140.10	$189.45
Russell 2000	$100.00	$94.29	$112.65	$127.46	$111.94	$138.50
Peer Group	$100.00	$133.15	$132.70	$178.51	$168.80	$231.97

While not all of the 14 companies in the Peer Group provide services exclusively to governments, each company has a business focus, customer focus or business model generally similar to that of NIC. The Peer Group is comprised of: ACI Worldwide, Inc. (ACIW), j2 Global, Inc. (JCOM), CoStar Group, Inc. (CSGP), Blackbaud, Inc. (BLKB), Liquidity Services, Inc. (LQDT), Tyler Technologies, Inc. (TYL), Perficient, Inc. (PRFT), Bottomline Technologies, Inc. (EPAY), DHI Group, Inc. (DHX), LogMeIn, Inc. (LOGM), Ebix, Inc. (EBIX), LivePerson, Inc. (LPSN), OneSpan (OSPN), and Stamps.com, Inc. (STMP). As a result of being acquired or taken private, XO Group, Inc. (XOXO), DealerTrack Holdings Inc. (TRAK), EPIQ Systems Inc. (EPIQ) and Higher One Holdings, Inc. (ONE) were removed from the Peer Group.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statement of Income Data:
Total revenues	$354,205	$344,900	$336,508	$317,915	$292,376
Operating income before income taxes	62,419	75,060	78,337	77,858	67,295
Net income	50,430	58,269	51,614	55,833	41,979
Net income per share - basic	0.75	0.87	0.77	0.84	0.63
Net income per share - diluted	0.75	0.87	0.77	0.84	0.63
Dividends declared per share	0.32	0.32	0.32	0.65	0.55

	December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Total assets	$362,359	$310,526	$295,731	$240,862	$241,237
Long-term debt (includes current portion of notes payable/capital lease obligations)	—	—	—	—	—
Total stockholders' equity	245,928	211,689	168,242	133,903	115,806

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Form 10-K.

CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K regarding NIC Inc. and its subsidiaries (referred to herein as “the Company”, “NIC”, “we”, “our” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new state enterprise contracts and new projects under existing state enterprise contracts, statements of assumptions underlying such statements, statements relating to possible future dividends and statements of our intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this 2019 Annual Report on Form 10-K.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, our success in renewing existing contracts and in signing contracts with new states and with federal and state government agencies; our ability to successfully increase the adoption and use of digital government services; the possibility of security breaches or disruptions through cyber attacks or other events and any resulting liability; our ability to implement new contracts and any related technology enhancements in a timely and cost-effective manner; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; continued favorable government legislation; acceptance of digital government services by businesses and citizens; competition; general economic conditions; and the other factors discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of this 2019 Annual Report on Form 10-K. Investors should read all of these discussions of risks carefully.

All forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this report. Except as may be required by law, we will not update the information in this 2019 Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

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

On behalf of our government partners, we enter into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work establish preliminary pricing of the online transactions and data access services we provide and the division of revenues between us and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We typically own all the intellectual property related to the applications developed under these contracts. After completion of a defined contract term or upon termination for cause, the government partner typically receives a perpetual, royalty-free license to use the applications and digital government services we built only in its own state. However, certain enterprise applications and proprietary customer management, billing, payment processing or other applications that we have developed and standardized centrally are provided to our government partners on a SaaS basis, and thus would not be included in any royalty-free license. If our contract expires after a defined term or if our contract is terminated by our government partner for cause, the government agency would be entitled to take over the owned or licensed applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

Most of our state enterprise revenues are generated from transaction-based services for interactive government services ("IGS") and driver history records ("DHR"), which represented approximately 67% and 28% of state enterprise revenues in 2019, respectively. These transaction-based revenues are highly correlated to state population but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises, and the government entity’s development of policy and information technology infrastructure supporting digital government. In 2019, transaction-based revenues consisted of approximately 65% business-to-government transactions and 35% citizen-to-government transactions.

The highest volume service we offer in the state enterprise business is digital access to driver history records. This service accounted for approximately 26%, 29% and 31% of our total consolidated revenues in 2019, 2018 and 2017, respectively. We currently believe that while this service will continue to be an important source of revenue, its contribution as a percentage of total consolidated revenues will decline modestly over time as other sources grow. In addition, in several of our states we offer interactive government services for online motor vehicle registration and licensing. This service accounted for approximately 11%, 14% and 14% of our total consolidated revenues in 2019, 2018 and 2017, respectively.

A primary source of revenue is derived from data resellers, such as LexisNexis Risk Solutions, which have entered into contracts with our government partners to request DHR records from the various states with which we have contracts. Under the terms of these contracts, the government partners have us provide data resellers with access to retrieve driver history records. For each state, the fee per record is the same for all entities that access DHR records. We generally earn a fixed fee based on the number of requests processed for the government partner. LexisNexis Risk Solutions, which resells these records to the auto insurance industry, accounted for approximately 15%, 19% and 19% of our total consolidated revenues in 2019, 2018 and 2017, respectively. Data reseller contracts are generally self-renewing until canceled by one side or the other, and generally may be terminated at any time after a 30-day notice. Furthermore, these contracts are immediately terminable if the state statute allowing for the public release of these records is repealed.

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

Our state enterprise businesses also provide non-recurring application development services for our government partners on either a time and materials or fixed fee basis and generally recognize revenues over time as services are provided. Development services revenues represented approximately 3% of state enterprise revenues in 2019. Fixed fee services for our government partner in the state of Indiana represented approximately 2% of state enterprise revenues in 2019.

In our software and services business, we provide certain payment processing services to state and local agencies in states where we do not maintain an enterprise-wide contract and to a few private sector entities and will continue to market these services to other entities in the future. In some cases, we enter into contracts to provide software development and management services to governments in exchange for an agreed-upon fee.

Our objective is to strengthen our position as the leading provider of digital government services. Key strategies to achieve this objective include:

•Renew all current contracts: First and foremost, we will strive to renew all currently profitable government contracts. We currently have 11 contracts under which we provide enterprise-wide digital government services, as well as our contract with the Federal Motor Carrier Safety Administration ("FMCSA"), that have expiration dates within the 12-month period following December 31, 2019. For additional information on our current government contracts, please refer to Note 3, Government Contracts, of this Annual Report on Form 10-K.

•Win new contracts: A key objective of ours is to win new contracts with federal, state and local government agencies. We continue to invest heavily in business development and marketing efforts, including a combination of strategic advertising and public relations initiatives. We have responded to several procurement opportunities and realized significant benefits from our investments, including contracts with new government partners in recent years. Our goal is to continue expanding our number of government partners by leveraging our strong relationships with current government partners and our reputation for providing proven digital government services. Our expansion efforts include developing relationships and sponsors throughout an individual government entity, pursuing strategic technology alliances, making presentations at conferences of government executives with responsibility for information technology policy and developing contacts with organizations that act as forums for discussions between these executives.

•Increase transactional revenues from our existing state enterprise businesses: Part of our strategy is to increase transactional revenues from our existing state enterprise contracts by building new applications and services, taking successful applications and services and implementing them in other states and increasing the adoption of existing applications and services within each state where we operate. We intend to accomplish this with new service offerings, increased operational focus and expanded marketing initiatives. In addition, we will work closely with the governance authority for each of our government partners to evaluate the pricing of new and existing services to encourage higher usage and increase revenue streams. We plan to continue our development of new secure online transactional services that enable government agencies to interact more effectively and efficiently with businesses, citizens and other government agencies through multiple online channels, including mobile. We will continue to work with government agencies, professional associations and other organizations to better understand the current and future needs of end user customers. We will continue to work with our government partners to create awareness of the online alternatives to traditional government interactions through initiatives such as informational brochures and inclusion of website information on government communication materials. In addition, we will continue to update our partners and end user customers to highlight new government service information. We plan to work with professional associations to directly and indirectly communicate to their members the potential convenience, ease of use and other benefits of the services we offer on behalf of our government partners.

•Continue to grow profitability: In addition to driving revenue growth for new and existing contracts, part of our strategy is to increase profitability by driving cost efficiency efforts throughout our Company that fosters entrepreneurial decision-making and innovation and accentuates the potential financial leverage of our business model.

REVENUES

We classify our revenues into two primary categories based on our reportable and operating segments: (1) state enterprise and (2) software & services. Each of these categories are described below:

State Enterprise Revenues: We earn revenues from our subsidiaries operating enterprise-wide state contracts that provide digital government services to multiple government agencies. We categorize our state enterprise revenues into three main sources: transaction-based fees, development services and fixed-fee services. Transaction-based revenues and fixed-fee revenues are generally recurring while development revenues are generally non-recurring. An important financial metric that we use to gauge our success in increasing revenues in our existing state enterprise businesses is same state revenue growth. We define same state revenues as revenues from states under contract and generating comparable revenues for two full comparable periods. Our long-term goal is to grow same state revenues at our historical average of approximately 8-10% per year. Each revenue source is further described below:

•Transaction-based:

•IGS: fees from a wide variety of interactive government services, other than digital access to motor vehicle driver history records, for transactions conducted by business and consumer users. For a representative listing of the IGS applications we currently offer through our state enterprise businesses in conjunction with our government partners, refer to Part I, Item 1 in this Annual Report on Form 10-K. As IGS revenues continue to become a larger component of overall state enterprise revenues, our growth in same state IGS revenues becomes more important to our overall growth.

•DHR: fees from driver history records for providing data resellers, insurance companies, and other pre-authorized customers digital access to state motor vehicle driver history records on behalf of our state partners. Absent DHR price increases, same state DHR revenue growth has historically ranged from flat to 4% per year.

•Development Services: revenues from the performance of software development projects and other time and materials services for our government partners. While we actively market these services, they do not have the same degree of predictability as our transaction-based or fixed-fee services.

•Fixed-Fee Services: our state enterprise business in Indiana earns fixed fees from the performance of digital government services for numerous government agencies.

Software & Services Revenues: We earn revenues from our businesses that provide software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments. Our Software & Services revenues are primarily transaction-based and classified as NIC Federal and Other. Each of these revenue types is further described below:

•NIC Federal: primarily transaction-based, fees from contracts with certain Federal agencies in the United States, including the Department of Transportation's FMCSA to manage the Pre-Employment Screening Program ("PSP"). We also earn transaction-based revenues as a subcontractor to Booz Allen Hamilton on its Recreation.gov contract. NIC Federal revenues are generally recurring under the respective contracts.

•Other: primarily transaction-based fees from contracts with state and local governments that are not part of an enterprise-wide state contract and subscription-based contracts, such as, RxGov® prescription drug monitoring and our newly acquired NIC Licensing Solutions business. The majority of revenues from these sources are recurring.

OPERATING EXPENSES

The primary categories of operating expenses include: cost of revenues, selling & administrative, enterprise technology & product support, and depreciation & amortization. Each of these categories are described below:

Cost of Revenues: This consists of all direct costs associated with providing digital government services for both our state enterprise and software & services businesses and excludes depreciation & amortization. We categorize cost of revenues between fixed and variable costs:

•Fixed costs include costs such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, telecommunications costs, provision for losses on accounts receivable, and all other costs associated with the provision of dedicated client service such as dedicated office facilities.

•Variable costs fluctuate with the level of revenues and primarily include interchange fees required to process credit/debit card transactions, bank fees to process automated clearinghouse transactions and, to a much lesser extent, costs associated with revenue share arrangements with certain state partners. A significant percentage of our transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a portion of the credit/debit card transaction amount, but also must pay an associated interchange fee to the financial institution that processes the credit/debit card transaction. We earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services because they are needed by our government partners and they contribute favorably to our operating income growth.

Selling & Administrative: This category consists primarily of corporate-level expenses (including all forms of compensation and benefits) relating to market development and sales, marketing, human resource management, corporate communications and public relations, administration, legal, finance and accounting, internal audit and other non-customer service-related costs.

Enterprise Technology & Product Support: This category consists primarily of corporate-level expenses (including all forms of compensation and benefits) for our information technology, product and security teams that support our centrally hosted data center infrastructure and centrally developed payment processing solutions, government agency vertical products, including outdoor recreation, healthcare and regulatory licensing, and other platform solutions, including our citizen-centric Gov2Go® enterprise platform and enterprise microservices and internal development platforms.

Depreciation & Amortization: This category consists of depreciation of fixed assets and amortization of both internally developed software and intangible assets purchased as part of acquisitions.

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

Business combinations

We account for the acquisition of a business in accordance with ASC 805, Business Combinations. We recognize the identifiable assets acquired and liabilities assumed in an acquired business at their fair values as of the date of acquisition. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. Fair value measurements require extensive use of estimates and assumptions, particularly with respect to intangible assets, which are based on all available information at the date of acquisition, including estimates of future cash flows to be generated by the acquired assets, useful lives and discount rates. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. For additional information, please refer to Note 5, Acquisitions, to the Consolidated Financial Statements, in Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

In this section, we are providing more detailed information about our operating results and changes in financial position for 2019 compared to 2018. The comparison of fiscal year 2018 to 2017 has been omitted from this Form 10–K, but can be found in our Form 10–K for the fiscal year ended December 31, 2018, filed on February 21, 2019. This section should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Form 10-K.

Total Revenues

In the table below, we have categorized our revenue by the two main categories included in the consolidated statements of income, with the corresponding percentage change from the prior year period:

(dollar amounts in thousands)	2019	2018	$ Change	% Change
State enterprise revenues	$320,700	$320,584	$116	—%
Software & services revenues	33,505	24,316	9,189	38%
Total	354,205	344,900	9,305	3%

Recurring revenues as a % of total revenues	97%	96%

State enterprise revenues

In the table below, we have categorized our state enterprise revenues according to the underlying source of revenue, with the corresponding percentage change from the prior year period:

(dollar amounts in thousands)	2019	2018	$ Change	% Change
IGS transaction-based	$214,406	$203,247	$11,159	5%
DHR transaction-based	91,059	100,241	(9,182)	(9)%
Development services	10,285	12,146	(1,861)	(15)%
Fixed-fee services	4,950	4,950	—	—%
Total	$320,700	$320,584	$116	—%

The following table summarizes key same-state revenue metrics for our state enterprise revenues. For both 2019 and 2018, the results of the legacy Texas contract, the current Texas payment processing contract and the Illinois contract were excluded from the same-state category because they did not generate comparable revenues for two full comparable periods.

	2019	2018
Same-state IGS revenue growth	16%	11%
Same-state DHR revenue growth	3%	3%
Same-state revenue growth - other services*	1%	15%
Same-state revenue growth - total	10%	9%
* Represents the combined growth of revenues from development services and fixed-fee services.

State enterprise revenues for 2019 were essentially flat from 2018 as a 10%, or $27.3 million, increase in same state revenues and a $22.3 million increase in revenues from our current Texas payments contract, which commenced on September 1, 2018, were almost entirely offset by a $49.0 million decrease in revenues from the legacy Texas contract, which expired on August 31, 2018.

The 10% increase in same-state revenues for 2019 was mainly due to higher revenues in New Jersey, Indiana and Colorado, among other states. Same-state IGS revenues increased 16% in 2019 driven in part by higher payment processing volumes in New Jersey and Indiana and higher motor vehicle renewals in Colorado, among other services. Same-state DHR revenues grew 3% in 2019, mainly due to higher volumes across several states.

Software & services revenues

In the analysis below, we have categorized our software & services revenues between NIC Federal and other, with the corresponding percentage change from the prior year period.

(dollar amounts in thousands)	2019	2018	$ Change	% Change
NIC Federal	$23,702	$17,433	$6,269	36%
Other	9,803	6,883	2,920	42%
Total	$33,505	$24,316	$9,189	38%

Software & services revenues in 2019 increased $9.2 million, or 38%, over 2018, primarily driven by our NIC Federal businesses, which include our subcontracting relationship with Booz Allen Hamilton on its Recreation.gov contract, which launched on October 1, 2018, and higher volumes from the PSP service. Other software & services revenues increased mainly due to our recently acquired RxGov prescription drug monitoring and NIC Licensing Solutions businesses, as further discussed in Note 5, Acquisitions, to the Consolidated Financial Statements, in Item 8 of this Form 10-K.

State Enterprise Cost of Revenues

In the table below, we have categorized our state enterprise cost of revenues between fixed and variable costs, with the corresponding percentage change from the prior year period:

(dollar amounts in thousands)	2019	2018	$ Change	% Change
Fixed costs	$100,172	$108,891	$(8,719)	(8)%
Variable costs	103,522	86,098	17,424	20%
Total	$203,694	$194,989	$8,705	4%

Cost of state enterprise revenues in 2019 increased $8.7 million, or 4%, over 2018 due mainly to a 12% or approximately $18.4 million, increase in same state costs. Costs from our current Texas payment processing contract and Illinois contract increased a combined $18.7 million from 2018. These increases were offset by a year-over-year decrease in costs from the legacy Texas contract totaling $31.0 million.

The increase in same state costs in 2019 was primarily attributable to an increase in variable costs to process credit/debit card transactions, due mainly to higher IGS transaction volumes from our New Jersey and Indiana businesses, among others, as further discussed above.

Our state enterprise gross profit percentage was 36% in 2019, down from 39% in 2018, due mainly to the transition to the current Texas payment processing contract, which has significantly lower revenues and profit margins than the legacy Texas contract. We carefully monitor our state enterprise gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our state enterprise operations (which we believe also benefits our stockholders).

Cost of Software and Services Revenues

In the table below, we have categorized our software & services cost of revenues between fixed and variable costs, with the corresponding percentage change from the prior year period:

(dollar amounts in thousands)	2019	2018	$ Change	% Change
Fixed costs	$11,751	$7,499	$4,252	57%
Variable costs	1,681	1,544	137	9%
Total	$13,432	$9,043	$4,389	49%

Cost of software & services revenues in 2019 increased 49% or approximately $4.4 million, over 2018, driven primarily by higher fixed costs to support our recently acquired RxGov and NIC Licensing Solutions businesses.

Our software & services gross profit percentage was 60% in 2019, compared to 63% in 2018. The lower gross profit percentage in 2019 was primarily driven by higher fixed costs from our recently acquired businesses, as previously discussed.

Selling & Administrative

As a percentage of total consolidated revenues, selling & administrative expenses were 10% in 2019 compared to 9% in 2018. In 2019, selling & administrative expenses increased 7%, or approximately $2.5 million, over 2018, driven mainly by executive severance costs totaling $2.6 million in the first quarter of 2019, as previously disclosed. These severance costs consisted of a one-time cash payment of $1.5 million and $1.1 million of stock-based compensation expense associated with the accelerated vesting of certain restricted stock awards.

Enterprise Technology & Product Support

As a percentage of total consolidated revenues, enterprise technology & product support expenses were 8% in 2019 compared to 7% in 2018. In 2019, enterprise technology & product support expenses increased 12%, or approximately $2.9 million, over 2018, driven mainly by higher personnel costs to support product development and enhance company-wide information technology.

Depreciation & Amortization

(dollar amounts in thousands)	2019	2018	$ Change	% Change
Depreciation expense	$4,338	$5,372	$(1,034)	(19)%
Amortization expense	8,272	3,745	4,527	121%
Total	$12,610	$9,117	$3,493	38%

Depreciation & amortization expense increased 38%, or approximately $3.5 million, in 2019, over 2018. This increase was driven primarily by approximately $3.0 million of intangible asset amortization related to the Leap Orbit and Complia, LLC acquisitions, compared to approximately $0.5 million of intangible asset amortization related to the Leap Orbit acquisition in 2018. See Note 5, Asset Acquisition, and Note 6, Intangible Assets, Net, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The increase in amortization expense in 2019 was also driven by an increase in capitalized software development costs related to enterprise product and platform investments. This increase was partially offset by lower depreciation related to the legacy Texas contract.

Interest Income

Interest income was $2.5 million in 2019, up from $0.6 million in 2018, driven by an increase in interest rates on our average investable cash balances during the period.

Income Taxes

Our effective tax rate was approximately 22.3% in 2019 compared to 23.0% in 2018. The lower tax rate in 2019 is primarily attributable to the release of reserves for unrecognized income tax benefits resulting from the expiration of certain statutes of limitations for certain tax years and from the completion of an IRS examination of our 2016 federal income tax return during the year, which resulted in no changes to our previously filed return. For additional information, see Note 11, Income Taxes, to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Liquidity and Capital Resources

Operating activities

The increase in net cash provided by operating activities in 2019 was primarily driven by positive fluctuations in working capital mainly associated with the timing of payments to and receipts from our government partners, partially offset by a decrease in net income.

Investing activities

Investing activities in 2019 and 2018 reflect $13.5 million and $3.6 million, respectively, in cash paid for the Complia and Leap Orbit acquisitions. For additional information see Note 5, Asset Acquisition, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Furthermore, in 2019, 2018 and 2017, we capitalized $8.7 million, $8.6 million and $3.6 million, respectively, of software development costs primarily related to ongoing investments in enterprise platform solutions and in the enhancement of our centrally managed applications for customer management, billing and payment processing that support our business operations and accounting systems. Investing activities in 2019, 2018 and 2017 also consisted of $4.3 million, $5.4 million and $4.8 million, respectively, of capital expenditures, which were for fixed asset additions in our state enterprise businesses and in our centralized operations to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment.

Financing activities

Net cash used in financing activities in 2019, 2018 and 2017 primarily reflects cash dividends paid to stockholders.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $212.1 million at December 31, 2019, from $197.2 million at December 31, 2018. The increase was primarily due to cash generated from operating activities and the timing of payments to our government partners. Our current ratio, defined as current assets divided by current liabilities, was 3.1 at December 31, 2019 compared to 3.2 at December 31, 2018.

As of December 31, 2019, our unrestricted cash balance was $214.4 million compared to $191.7 million at December 31, 2018. We believe that our currently available liquid resources and cash generated from operations in the future will be sufficient to meet our operating requirements, capital expenditure requirements and dividend payments for at least the next 12 months without the need for additional capital. We have a $10 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.8 million in available capacity to issue additional letters of credit and $9.8 million of unused borrowing capacity at December 31, 2019 under the Credit Agreement. We were in compliance with all of the financial covenants under the Credit Agreement at December 31, 2019. As further discussed in Note 8, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K, on May 1, 2019, we entered into an amendment to the Credit Agreement that, among other things, amended and extended the Credit Agreement from May 1, 2019 to May 1, 2021.

At December 31, 2019, we were bound by performance bond commitments totaling approximately $10.9 million on certain state enterprise contracts. We have never had any defaults resulting in draws on performance bonds.

We currently expect our capital expenditures to range from $6.0 million to $7.0 million in fiscal year 2020, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our state enterprise businesses including equipment upgrades and enhancements, and in our centralized operations to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment. We currently expect our capitalized internal-use software development costs to range from $9.0 million to $10.0 million. This estimate includes costs related to ongoing investments in enterprise platform solutions and the enhancement of centrally managed applications for customer management, billing and payment processing that support our business operations and accounting systems.

Acquisitions

On May 1, 2019, we completed the stock acquisition of Complia, a regulatory licensing platform business. Under the terms of the purchase agreement, the selling shareholders received purchase consideration of $10.0 million in cash and are eligible to receive additional consideration of up to $5.0 million. See Note 5, Asset Acquisition, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Dividends

We paid dividends of $0.32 per common share in each of 2019, 2018 and 2017. The total cash paid for dividends in 2019, 2018 and 2017 was $21.6 million, $21.5 million and $21.4 million, respectively.

On January 27, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.09 per share, payable to stockholders of record as of March 4, 2020. The dividend will be paid on March 18, 2020 out of our available cash. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants associated with our line of credit. We do not believe any of our previously paid or declared dividends will have a significant effect on our future liquidity needs.

Future Financing

We may need to raise additional capital within the next 12 months to further:

•fund operations if unforeseen costs arise;
•support our expansion into other federal, state and local government agencies beyond what is contemplated if unforeseen opportunities arise;

•expand our product and service offerings beyond what is contemplated if unforeseen opportunities arise;
•fund acquisitions;
•respond to unforeseen competitive pressures; and
•acquire technologies beyond what is contemplated.

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

Off-balance sheet arrangements and contractual obligations

The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2019 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$11,936	$4,139	$5,779	$1,770	$248
Income tax uncertainties	5,048	—	5,048	—	—
Total contractual cash obligations	$16,984	$4,139	$10,827	$1,770	$248

While we have significant operating lease commitments for office space, except for our headquarters those commitments are generally tied to the period of performance under related government contracts.

We have income tax uncertainties of approximately $5.0 million at December 31, 2019. These obligations are classified as noncurrent on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years as reflected in the table above. However, the ultimate timing of resolution is uncertain. For additional information see Note 11, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our results of operations are exposed to financial market risks due primarily to changes in interest rates in our interest- bearing cash accounts. We currently have no principal amounts of indebtedness outstanding under our line of credit, the terms of which are discussed in Note 8 to Consolidated Financial Statements in Item 8 of this Form 10-K.

Changes in interest rates affect the interest income we earn on our investable cash, and therefore impact our cash flows and results of operations. Based on our investable cash balances as of December 31, 2019, a one percent change in interest rates would not have a significant impact on our cash flows or results of operations.

We do not use derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of NIC Inc.

Opinion on Internal Control Over Financial Reporting
We have audited NIC Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NIC Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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
February 20, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of NIC Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NIC Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter
Accounting for the acquisition of Complia, LLC

As more fully described in Note 5 to the consolidated financial statements, on May 1, 2019, the Company acquired all of the outstanding equity of Complia, LLC, a regulatory licensing platform business, for initial consideration of $10.0 million in cash and an additional contingent consideration with an estimated fair value of $1.0 million as of the acquisition date. The transaction was accounted for as a business combination.

Report of Independent Registered Public Accounting Firm

How We Addressed the Matter in Our Audit	Auditing the Company’s accounting for its acquisition of Complia, LLC was complex due to the estimation required in the Company’s fair value determination of identified intangible assets, which primarily consisted of acquired software valued at $4.2 million. The significant assumptions used to estimate the acquired software fair value included the forecast of future earnings attributable to the acquired software and discount rate as well as the expected useful life of the acquired software. These significant assumptions are forward looking and could be affected by future economic and market conditions.

We tested the effectiveness of controls over the business combination accounting, including testing controls over the estimation process supporting the recognition and measurement of the acquired software intangible asset. We also tested management’s review of assumptions used in the valuation model.

To test the estimated fair value of the acquired software intangible asset, we performed audit procedures that included, among others, evaluating the Company's valuation model and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the Company’s significant assumptions including projected financial information and assessment of market opportunities over the expected useful life of the acquired software, to assumptions used to value similar assets using guideline companies within the same industry. We involved our valuation specialists to assist in our evaluation of the significant assumptions including the discount rate and the model used for the valuation of the acquired software intangible asset.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015
Kansas City, Missouri
February 20, 2020

NIC INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$214,380	$191,700
Trade accounts receivable, net	85,399	80,904
Prepaid expenses & other current assets	12,944	13,730
Total current assets	312,723	286,334
Property and equipment, net	10,091	10,256
Right of use lease assets, net	10,778	—
Intangible assets, net	22,398	13,604
Goodwill	5,965	—
Other assets	404	332
Total assets	$362,359	$310,526

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,685	$60,092
Accrued expenses	25,940	24,150
Lease liabilities	3,776	—
Other current liabilities	7,191	4,883
Total current liabilities	100,592	89,125

Deferred income taxes, net	2,463	781
Lease liabilities	7,373	—
Other long-term liabilities	6,003	8,931
Total liabilities	116,431	98,837

Commitments and contingencies (Notes 2, 3, 8, 9 and 11)	—	—

Stockholders' equity:
Common stock, 0.0001 par, 200,000 shares authorized, 66,968 and 66,569 shares issued and outstanding	7	7
Additional paid-in capital	123,208	117,763
Retained earnings	122,713	93,919
Total stockholders' equity	245,928	211,689
Total liabilities and stockholders' equity	$362,359	$310,526

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amount)

	Year Ended December 31,
	2019	2018	2017
Revenues:
State enterprise revenues	$320,700	$320,584	$311,351
Software & services revenues	33,505	24,316	25,157
Total revenues	354,205	344,900	336,508
Operating expenses:
State enterprise cost of revenues, exclusive of depreciation & amortization	203,694	194,989	191,572
Software & services cost of revenues, exclusive of depreciation & amortization	13,432	9,043	8,890
Selling & administrative	35,200	32,747	31,351
Enterprise technology & product support	26,850	23,944	19,429
Depreciation & amortization	12,610	9,117	6,929
Total operating expenses	291,786	269,840	258,171
Operating income	62,419	75,060	78,337
Other income:
Interest income	2,514	616	—
Income before income taxes	64,933	75,676	78,337
Income tax provision	14,503	17,407	26,723
Net income	$50,430	$58,269	$51,614

Basic net income per share	$0.75	$0.87	$0.77
Diluted net income per share	$0.75	$0.87	$0.77

Weighted average shares outstanding:
Basic	66,884	66,499	66,209
Diluted	66,884	66,560	66,266

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2017	65,982	$7	$106,669	$27,227	$133,903
Cumulative effect of adoption of accounting standard (Note 2)	—	—	409	(409)	—
Net income	—	—	—	51,614	51,614
Dividends declared	—	—	—	(21,393)	(21,393)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	110	(110)	—
Dividend equivalents canceled upon forfeiture of performance-based restricted stock awards	—	—	(31)	31	—
Restricted stock vestings	319	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(122)	—	(2,676)	—	(2,676)
Stock-based compensation	—	—	5,464	—	5,464
Shares issuable in lieu of dividend payments on performance-based restricted stock awards	5	—	—	—	—
Issuance of common stock under employee stock purchase plan	87	—	1,330	—	1,330
Balance, December 31, 2017	66,271	7	111,275	56,960	168,242
Cumulative effect of adoption of accounting standard (Note 2)	—	—	—	208	208
Net income	—	—	—	58,269	58,269
Dividends declared	—	—	—	(21,521)	(21,521)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	137	(137)	—
Dividend equivalents canceled upon forfeiture of performance-based restricted stock awards	—	—	(140)	140	—
Restricted stock vestings	263	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(87)	—	(1,229)	—	(1,229)
Stock-based compensation	—	—	6,338	—	6,338
Issuance of common stock under employee stock purchase plan	122	—	1,382	—	1,382
Balance, December 31, 2018	66,569	7	117,763	93,919	211,689
Net income	—	—	—	50,430	50,430
Dividends declared	—	—	—	(21,649)	(21,649)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	109	(109)	—
Dividend equivalents canceled upon forfeiture of performance-based restricted stock awards	—	—	(122)	122	—
Restricted stock vestings	427	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(159)	—	(2,754)	—	(2,754)
Stock-based compensation	—	—	6,769	—	6,769
Shares issuable in lieu of dividend payments on performance-based restricted stock awards	3	—	—	—	—
Issuance of common stock under employee stock purchase plan	128	—	1,443	—	1,443
Balance, December 31, 2019	66,968	$7	$123,208	$122,713	$245,928

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$50,430	$58,269	$51,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	12,610	9,117	6,929
Stock-based compensation expense	6,769	6,338	5,464
Deferred income taxes	1,682	1,448	1,640
Provision for losses on accounts receivable	782	852	552
Loss on disposal of property and equipment	89	88	49
Changes in operating assets and liabilities:
Trade accounts receivable, net	(4,826)	22,182	(21,769)
Prepaid expenses & other current assets	789	(887)	2,191
Other assets	4,430	1,810	(1,509)
Accounts payable	3,593	(28,828)	15,669
Accrued expenses	1,788	(2,351)	2,251
Other current liabilities	1,132	1,262	522
Other long-term liabilities	(7,218)	536	1,233
Net cash provided by operating activities	72,050	69,836	64,836

Cash flows from investing activities:
Purchases of property and equipment	(4,253)	(5,410)	(4,771)
Business combination	(10,000)	—	—
Asset acquisition	(3,486)	(3,555)	—
Proceeds from sale of property and equipment	—	—	7
Capitalized software development costs	(8,671)	(8,580)	(3,565)
Net cash used in investing activities	(26,410)	(17,545)	(8,329)

Cash flows from financing activities:
Cash dividends on common stock	(21,649)	(21,521)	(21,393)
Proceeds from employee common stock purchases	1,443	1,382	1,330
Tax withholdings related to stock-based compensation awards	(2,754)	(1,229)	(2,676)
Net cash used in financing activities	(22,960)	(21,368)	(22,739)

Net increase in cash	22,680	30,923	33,768
Cash, beginning of period	191,700	160,777	127,009
Cash, end of period	$214,380	$191,700	$160,777

Supplemental cash flow information:
Non-cash investing activities:
Contingent consideration - business combination	$960	$—	$—
Capital expenditures accrued but not yet paid	$—	$—	$855
Cash payments:
Income taxes paid, net of refunds	$16,035	$13,707	$21,303

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

In the Company's state enterprise businesses, it generally provides services to design, build, and operate digital government services on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete secure government-based transactions through multiple online channels. These digital government services consist of websites and applications the Company has built that allow consumers, such as businesses and citizens, to access government information online, complete transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report and make electronic payments. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the digital government services.

The Company’s software & services businesses primarily include its subsidiaries that provide software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) state enterprise and (2) software & services. The state enterprise category generally includes revenues and cost of revenues from the Company’s subsidiaries operating enterprise-wide digital government services on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide digital government services, other than those services provided on an enterprise-wide basis, to federal agencies as well as state and local governments. The primary categories of operating expenses include: state enterprise cost of revenues, software & services cost of revenues, selling & administrative, enterprise technology & product support and depreciation & amortization. State enterprise cost of revenues consists of all direct costs associated with operating digital government services including employee compensation and benefits (including stock-based compensation), payment processing fees required to process credit/debit card and automated clearinghouse transactions, subcontractor labor costs, telecommunications, provision for losses on accounts receivable, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Software & services cost of revenues consists of all direct project costs to provide services such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative expenses consist primarily of corporate-level expenses relating to market development and sales, marketing, human resource management, corporate communications and public relations, administration, legal, finance and accounting, internal audit and all non-customer service-related costs. Enterprise technology & product support consist primarily of corporate-level expenses relating to information technology, product and security teams that support the centrally hosted infrastructure and platforms and payment processing and vertical platform solutions.

Certain amounts within selling & administrative expenses in the consolidated statements of income for December 31, 2018 and 2017 were reclassified to enterprise technology & product support to conform to the current year presentation. In 2019, the Company began classifying the historical selling & administrative expenses into two line items: selling & administrative and enterprise technology & product support. The new selling & administrative category consists of traditional corporate-level expenses for sales and marketing, human resources, legal, finance, internal audit and executive administration, among others. The new enterprise technology & product support category consists primarily of expenses related to our corporate-level IT, product and security teams that develop, manage and secure centrally hosted data center infrastructure and centrally developed payment processing and vertical platform solutions. The reclassification had no impact on net income or cash flows for the years ended December 31, 2018 and 2017.

Basis of consolidation

The consolidated financial statements include all the Company's direct and indirect wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Segment reporting

The Company reports segment information in accordance with authoritative accounting guidance for segment disclosures based upon the “management” approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s segments. The state enterprise segment is the Company’s only reportable segment and generally includes the Company’s subsidiaries operating digital government services for state and local governments on an enterprise-wide basis.  Authoritative guidance for segment disclosures also requires disclosures about products and services and major customers. See Note 13, Reportable Segments and Related Information, for additional information regarding the Company's segment reporting.

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

The Company’s allowance for doubtful accounts at December 31, 2019 and 2018 was approximately $1.2 million and $1.0 million, respectively.

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

Software development costs and intangible assets, net

The Company has finite-lived intangible assets that consist of capitalized software development costs and acquired software. In accordance with authoritative accounting guidance, intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method, unless another method of amortization is more appropriate. Such costs are included in depreciation & amortization in the consolidated statements of income. The estimated economic life for finite-lived intangible assets is typically 3 to 5 years from the date the software is placed in production.

Intangible assets are recorded at cost, less accumulated amortization and are evaluated for recoverability of possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts of the asset group to the future undiscounted cash flows the assets are expected to generate. If such review indicated that the carrying amount of an intangible asset group was not recoverable, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset group exceeds its estimated fair value. The Company has not recorded any impairment losses on intangible assets during the periods presented.

The majority of the costs incurred by the Company to obtain a contract, which primarily consist of salaries of business development employees working to obtain the contract, are fixed in nature, occur regardless of whether a contract is obtained and are expensed as incurred. The Company expenses as incurred all employee costs to start up, operate, and maintain digital government services on an enterprise-wide basis as costs of performance under the contracts because, after the completion of a defined contract term, the government entity with which the Company contracts typically receives a perpetual, royalty-free license to the applications the Company developed, excluding applications provided on a SaaS basis. Such costs are included in state enterprise cost of revenues in the consolidated statements of income. Other costs to fulfill a contract, such as the procurement of property and equipment and certain software development costs, are accounted for under other authoritative guidance.

Goodwill and intangible assets

In accordance with ASC 350, Intangibles - Goodwill and Other, the Company evaluates the carrying value of goodwill, at least annually or more frequently whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. As of December 31, 2019, no impairment of goodwill was identified.

Accrued expenses

As of each balance sheet date, the Company estimates expenses which have been incurred but not yet paid or for which invoices have not yet been received. Significant components of accrued expenses consist primarily of payment processing fees, employee compensation and benefits (including incentive compensation, bonuses, vacation, health insurance and employer 401(k) contributions) and third-party professional service fees.

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

Disaggregation of Revenue

The Company currently earns revenues from three main sources: (i) transaction-based fees, which consist of IGS, DHR and other transaction-based revenues, (ii) development services and (iii) fixed-fee services. The following table summarizes, by reportable and operating segment, the principal activities from which the Company generates revenue (in thousands):

	Reportable and Operating Segments
	State Enterprise	Software & Services	Consolidated Total
December 31, 2019
IGS	$214,406	$—	$214,406
DHR	91,059	—	91,059
Other	—	29,575	29,575
Total transaction-based	305,465	29,575	335,040
Development services	10,285	—	10,285
Fixed-fee services	4,950	3,930	8,880
Total revenues	$320,700	$33,505	$354,205

December 31, 2018
IGS	$203,247	$—	$203,247
DHR	100,241	—	100,241
Other	—	22,634	22,634
Total transaction-based	303,488	22,634	326,122
Development services	12,146	—	12,146
Fixed-fee services	4,950	1,682	6,632
Total revenues	$320,584	$24,316	$344,900

December 31, 2017
IGS	$192,200	$—	$192,200
DHR	103,899	—	103,899
Other	—	23,527	23,527
Total transaction-based	296,099	23,527	319,626
Development services	10,180	—	10,180
Fixed-fee services	5,072	1,630	6,702
Total revenues	$311,351	$25,157	$336,508

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

The Company satisfies its performance obligation by providing access to digital solutions over the contractual term and by processing transactions as they are initiated by consumers. The performance obligation is satisfied when the Company provides the access and it is used by the consumer.

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

Under certain contracts, the Company’s government partners may receive consideration for a portion of the transaction fee remitted to the Company. In circumstances where the Company receives a discernible benefit equal to or greater than the fair value of the consideration in the arrangement, the consideration paid to the government partner is recorded on a gross basis within costs of revenues. Otherwise, the consideration paid to the government partner is accounted for on a net basis as a reduction in the transaction-based fee recorded within revenue.

Development Services Revenues

The Company’s development services revenues primarily include revenues from providing software development and other time and materials services to the Company's government partners. The Company identifies each performance obligation in its software development and services contracts at contract inception, which are generally combined into a single promise. The contract pricing is either at stated billing rates per hour or a fixed amount. These contracts are generally short-term in nature and not longer than one year in duration.

For services provided under development contracts that result in the transfer of control over time, the underlying deliverable is owned and controlled by the customer and does not create an asset with an alternative use to the Company. The Company recognizes revenue on rate per hour contracts based on the amount billable to the customer, as the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company’s performance to date. For fixed fee contracts, the Company utilizes the input method and recognizes revenue based on the labor expended to date relative to the total labor expected to satisfy the contract performance obligation. This input measure of progress is used because it best depicts the transfer of assets to the customer, which occurs as the Company incurs costs to deliver the promise in the contracts. Certain development contracts include substantive customer acceptance provisions. In contracts that include substantive customer acceptance provisions, the Company recognizes revenue at a point in time upon customer acceptance.

Under its development contracts, the Company typically does not have significant future performance obligations that extend beyond one year. As of December 31, 2019, the total transaction price allocated to unsatisfied performance obligations was approximately $6.2 million.

Fixed-fee Services Revenues

Fixed-fee services revenues primarily consist of revenues from providing recurring fixed fee services for the Company’s government partner in Indiana and smaller contracts for subscription-based services in the Company's software & services businesses. The Indiana contract has a single performance obligation to provide a broad scope of services to manage the digital government services for the state of Indiana. The Company satisfies its performance obligation by providing services to the state over time. The contract can be terminated without a penalty by the state with a 30-day notice, and accordingly, the period over which the Company performs services is commensurate with a month to month contract. Consideration consists of a fixed-monthly fee that is recognized monthly as the performance obligation is satisfied. As of December 31, 2019, the Company’s Indiana state enterprise contract had unsatisfied performance obligations for one month. The total transaction price allocated to the unsatisfied performance obligation is not significant.

The subscription-based service contracts in the Company's software & services businesses are a fixed-fee single performance obligation to provide government partners continuous access to digital services. The Company satisfies its performance obligation by providing access to digital services over the contractual term. The Company recognizes revenue for the fixed subscription fees ratably over the non-cancelable term of the contract, commencing on the date the customer has access to the solution. As of December 31, 2019, the unsatisfied performance obligations related to these subscription obligations was $17.1 million, which will be recognized over the term of such contracts, generally 1 - 5 years.

Unearned and Unbilled Revenues

The Company records unearned revenues when cash payments are received or due in advance of the Company’s satisfaction of the performance obligation(s). At each balance sheet date, the Company determines the portion of unearned revenues that will be earned within one year and records that amount in other current liabilities in the consolidated balance sheets. The remainder, if any, is recorded in other long-term liabilities. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. Unearned revenues at December 31, 2019 and 2018 were approximately $3.8 million and $1.7 million, respectively. The change in the deferred revenue balance for the year primarily reflects $10.7 million of cash payments received or due in advance of satisfying performance obligations, offset by $8.5 million of revenues recognized that were previously included in deferred revenue.

Unbilled revenues is recorded when revenue is recognized in advance of the amounts invoiced to the customer. Unbilled revenues at December 31, 2019 and 2018 were approximately $3.4 million and $2.5 million, respectively.

Leases

All of the Company's lease arrangements are considered operating leases and are included in right of use lease assets and lease liabilities on the consolidated balance sheet. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheet and are expensed on a straight-line basis over the term of the lease.

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

Stock-based compensation

The Company measures stock-based compensation cost for service-based restricted stock awards at the grant date based on the fair value of the award and recognizes expense on a straight-line basis over the employee’s requisite service period for the entire award (generally the vesting period of the grant). The Company measures stock-based compensation cost for performance-based restricted stock awards at the date of grant, based on the fair value of shares expected to be earned at the end of the performance period, and recognizes expense ratably over the performance period based upon the probable number of shares expected to vest. See Note 12, Stock-based Compensation and Employee Benefit Plans, for additional information.

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

Business combinations

The Company accounts for the acquisition of a business in accordance with ASC 805, Business Combinations, which requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquired business to be recorded at their fair values as of the date of acquisition. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. Fair value measurements require extensive use of estimates and assumptions, particularly with respect to intangible assets, which are based on all available information at the date of acquisition, including estimates of future cash flows to be generated by the acquired assets, useful lives and discount rates. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Comprehensive income

The Company has no components of other comprehensive income or loss and, accordingly, the Company’s comprehensive income is the same as its net income for all periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. At December 31, 2019 and 2018, LexisNexis Risk Solutions accounted for approximately 14% and 15%, respectively, of the Company’s total accounts receivable.

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

Recently issued accounting pronouncements

Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), to replace the incurred loss impairment methodology in current U.S. Generally Accepted Accounting Principles (“GAAP”) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The ASU will be effective for the Company beginning January 1, 2020. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The adoption of the new standard will not have a significant impact on the Company’s financial statements.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Expenses are recognized in the statement of income in a manner similar to previous accounting guidance. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

On January 1, 2019, the Company adopted the standard and all the related amendments, using a modified retrospective approach. Under this approach, the comparative information was not restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company not to reassess (i) whether expired or existing contracts contain a lease under the new standard, or (ii) the lease classification for expired or existing leases. In addition, the Company did not elect to use hindsight and excluded any lease contracts with terms of 12 months or less during transition.

The adoption of the standard resulted in the recognition of ROU lease assets and lease liabilities of $12.6 million and $12.9 million, respectively, as of January 1, 2019. The adoption of the standard did not have a significant impact on the Company’s consolidated earnings or cash flows for the year ended December 31, 2019.

3. OUTSOURCED GOVERNMENT CONTRACTS

State enterprise contracts

The Company’s state enterprise contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government. The Company’s primary business obligation under these contracts is to design, build, and operate digital government services on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to digitally complete government-based transactions and payments. NIC typically markets the services and solicits consumers to complete government-based transactions and to enter into subscriber contracts permitting the user to access digital applications and the government information contained therein in exchange for transactional and/or subscription user fees. The Company enters into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the digital transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. The Company has limited control over the level of fees it is permitted to retain.

The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of digital government services and generally owns all the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term or upon termination for cause, the government partner typically receives a perpetual, royalty-free license to use the applications built by the Company only in its own state. However, certain enterprise applications, proprietary customer management, billing, payment processing and other software applications that the Company has developed and standardized centrally as platforms are provided to government partners on a SaaS basis, and thus would not be included in any royalty-free license. If the Company’s contract expires after a defined term or if its contract is terminated by a government partner for cause, the government agency would be entitled to take over the applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 15 contracts under which the Company provides enterprise-wide digital government services, as well as the Company’s contract with the FMCSA can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 59% of the Company’s total consolidated revenues for the year ended December 31, 2019. If any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee to continue to use the Company’s applications.

Under a typical state master contract, the Company is required to fully indemnify its government clients against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract. At December 31, 2019, the Company was bound by performance bond commitments totaling approximately $10.9 million on certain state enterprise contracts.

Software & services contract

The Company’s subsidiary NIC Federal has a contract with the FMCSA to develop and manage the FMCSA’s PSP for motor carriers nationwide, using the Company’s transaction-based business model.

Expiring contracts

There are currently 11 state enterprise contracts, as well as the Company’s contract with the FMCSA, that have expiration dates within the 12-month period following December 31, 2019. Collectively, revenues generated from these contracts represented approximately 42% of the Company’s total consolidated revenues for the year ended December 31, 2019. Although six of these contracts have renewal provisions, any renewal is at the option of the Company’s government partners. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

The contract under which the Company managed enterprise-wide digital government services for the state of Texas expired on August 31, 2018. The contract accounted for approximately 14% and 20% of the Company's total consolidated revenues for the years ended December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, revenues from the contract were approximately $49.0 million and $65.7 million, respectively.

In connection with the completion of the legacy Texas contract, the Company substantially reduced its workforce in Texas. Total one-time severance-related and transition costs, which have been recognized in state enterprise cost of revenues in the consolidated statement of income in the state enterprise segment, were approximately $1.0 million in 2018.

The contract under which the Company’s subsidiary, NICUSA Inc. (“NICUSA”), managed the state of Tennessee’s enterprise-wide digital government services expired on March 31, 2017. For the year ended December 31, 2017, revenues from the Tennessee contract were approximately $1.8 million.

4. EARNINGS PER SHARE

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled approximately 0.7 million at December 31, 2019 and 2018, and 0.6 million at December 31, 2017. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	December 31,
	2019	2018	2017
Numerator:
Net income	$50,430	$58,269	$51,614
Less: Income allocated to participating securities	(546)	(629)	(479)
Net income available to common stockholders	$49,884	$57,640	$51,135
Denominator:
Weighted average shares - basic	66,884	66,499	66,209
Performance-based restricted stock awards	—	61	57
Weighted average shares - diluted	66,884	66,560	66,266

Basic net income per share:	$0.75	$0.87	$0.77

Diluted net income per share:	$0.75	$0.87	$0.77

5. ACQUISITIONS

Complia, LLC

On May 1, 2019, the Company completed the stock acquisition of Complia, LLC ("Complia"), a regulatory licensing platform business, which the Company rebranded as NIC Licensing Solutions. The Company acquired all outstanding equity of Complia for initial consideration of $10.0 million in cash. The sellers are eligible to earn additional cash consideration, up to $5.0 million, on new contracts that utilize the licensing platform through April 2022. The Company has recorded a liability of $1.0 million for the fair value of this contingent consideration at the date of acquisition as part of the consideration transferred. The fair value of the contingent consideration was determined using a scenario-based model, which includes inputs such as projected earnings-based measures, probability of achievement and a discount rate, that are not observable in the market. At each reporting period, the contingent consideration liability is recorded at fair value with any changes reflected in earnings. As of December 31, 2019, there have been no significant changes in the fair value of the contingent consideration liability from the acquisition date, and the Company estimated the total purchase consideration to be $11.0 million.

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

The goodwill was included within the software & services category, which is further described in Note 13, and represents future economic benefits that the Company expects to achieve as a result of the acquisition. The acquired capitalized software has an estimated amortization period of five years the acquired customer relationships have an estimated amortization period of seven years and the non-compete and trade names each have an estimated amortization period of three years. The goodwill and intangible assets associated with this acquisition are deductible for tax purposes.

Leap Orbit LLC

In 2018, the Company entered into a purchase agreement to acquire certain prescription drug monitoring software technology assets of a Maryland-based, privately held company, Leap Orbit LLC ("Leap Orbit"). The purchase price consisted of initial cash consideration of approximately $3.6 million and potential additional consideration of approximately $3.5 million if certain conditions under the agreement were met. The transaction was accounted for as an asset acquisition, as substantially all the value related to the prescription drug monitoring software technology acquired. The Company paid the additional consideration of $3.5 million in 2019, which was included in the cost of the acquired assets in the consolidated balance sheet. The acquired software has an estimated amortization period of three years. The Company rebranded its prescription drug monitoring platform as RxGov.

6. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Software development cost	$30,861	$(16,951)	$13,910	$22,190	$(11,647)	$10,543
Acquired software	11,241	(3,359)	7,882	3,555	(494)	3,061
Customer relationships	425	(40)	385	—	—	—
Non-compete agreements	250	(56)	194	—	—	—
Trade name	35	(8)	27	—	—	—
Total	$42,812	$(20,414)	$22,398	$25,745	$(12,141)	$13,604

During 2019, the Company recorded approximately $8.4 million of intangible assets in connection with the Complia and Leap Orbit acquisitions, as further discussed in Note 5, Acquisitions.

Amortization expense for intangible assets with finite lives was $8.3 million, $3.7 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total estimated intangible asset amortization expense in future years is as follows (in thousands):

Fiscal Year
2020	$10,269
2021	7,466
2022	3,341
2023	901
2024	341
Thereafter	80
$22,398

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31 (in thousands):

	2019	2018
Equipment	$24,936	$24,548
Purchased software	8,769	8,971
Furniture and fixtures	5,922	5,614
Leasehold improvements	2,181	2,221
	41,808	41,354
Less accumulated depreciation	(31,717)	(31,098)
Property and equipment, net	$10,091	$10,256

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $4.3 million, $5.4 million and $5.0 million, respectively.

8. DEBT OBLIGATIONS AND COLLATERAL REQUIREMENTS

The Company has a revolving credit facility with Bank of America, N.A. Under the Amended and Restated Credit Agreement ("Credit Agreement"), the credit facility provides $10 million of unsecured financings available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that allows the Company to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. The Company can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the Credit Agreement.

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

The other material terms of the Credit Agreement remain unchanged, including customary representations and warranties, affirmative and negative covenants and events of default. The Credit Agreement requires the Company to maintain compliance with the following financial covenants (in each case, as defined in the Credit Agreement):

•Consolidated tangible net worth of at least $36 million (plus the amount of net proceeds from equity issued, or debt converted to equity, in each case after the date of the Credit Agreement); and
•Consolidated maximum leverage ratio of 1.50:1 (the ratio of total funded debt to EBITDA, as defined in the Credit Agreement).

The Company was in compliance with each of these covenants at December 31, 2019. The Company has issued a letter of credit as collateral for performance on one of its state enterprise contracts. Irrevocable letters of credit are generally in force for one year. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $0.2 million at December 31, 2019. The Company was not required to cash collateralize these letters of credit at December 31, 2019. The Company had $4.8 million in available capacity to issue additional letters of credit and $9.8 million of unused borrowing capacity at December 31, 2019 under the Credit Agreement. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement.

At December 31, 2019, the Company has a $1.0 million line of credit with a bank in conjunction with a corporate credit card agreement.

At December 31, 2019, the Company was bound by performance bond commitments totaling approximately $10.9 million on certain state enterprise contracts.

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and certain equipment under noncancelable operating leases. Leases have terms which range from one year to nine years, some of which include options to renew the lease. The exercise of a lease renewal option is at the Company’s sole discretion and is included in the lease term when it is reasonably certain the Company will exercise the option based on economic factors. The weighted average remaining lease term for operating leases as of December 31, 2019 was 3.5 years.

The operating lease cost for the years ended December 31, 2019, 2018 and 2017 was approximately $5.8 million, $5.3 million and $5.1 million, respectively. Operating lease cost includes short-term and variable lease cost, which are not significant. The aggregate future lease payments for operating leases as of December 31, 2019 and December 31, 2018 (which is under previous accounting standards), are as follows (in thousands):

	2019	2018
Fiscal Year
2020	$4,139	$4,673
2021	3,181	3,403
2022	2,598	2,604
2023	1,157	2,082
2024	613	698
Thereafter	248	690
Total minimum lease payments	11,936	14,150
Less: interest	(787)	N/A
Total lease liabilities	$11,149	N/A

Other information related to operating leases is as follows (in thousands):

2019
Weighted-average discount rate	3.7%

Supplement cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$4,483
Right of use assets obtained in exchange for new lease liabilities(1)	$15,280

(1) Includes $12.6 million for operating leases existing on January 1, 2019 and $2.7 million for operating leases that commenced in 2019.

Litigation

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently a party to any material legal proceedings.

10. STOCKHOLDERS’ EQUITY

Dividend policy

In 2016, the Company’s Board of Directors approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, regular quarterly cash dividends, beginning with the declaration and payment of a cash dividend in the first quarter of 2017. For each dividend paid, a dividend equivalent is paid simultaneously on unvested shares of service-based restricted stock. All dividends on unvested shares of service-based restricted stock have been paid out of the Company's available cash. In addition, holders of performance-based restricted stock accrue dividend equivalents, for each dividend declared, that could be earned and become payable in the form of additional shares of common stock at the end of the respective performance period to the extent that the underlying shares of performance-based restricted stock were earned.

Dividends

On January 27, 2020, the Company's Board of Directors declared a regular quarterly cash dividend of $0.09 per share, payable to stockholders of record as of March 4, 2020. The dividend, which is expected to total approximately $6.1 million, will be paid on March 18, 2020.

The Company's Board of Directors declared the following dividends during the years ended December 31, 2019 and 2018:

Declaration Date	Dividend per Share	Record Date	Payment Date	Amount (in thousands)
January 28, 2019	$0.08	March 5, 2019	March 19, 2019	$5,402
May 7, 2019	0.08	June 11, 2019	June 25, 2019	5,416
July 29, 2019	0.08	September 6, 2019	September 20, 2019	5,416
October 28, 2019	0.08	December 4, 2019	December 18, 2019	5,415
January 29, 2018	0.08	March 6, 2018	March 20, 2018	5,370
May 1, 2018	0.08	June 5, 2018	June 19, 2018	5,384
July 30, 2018	0.08	September 5, 2018	September 19, 2018	5,384
October 28, 2018	0.08	December 4, 2018	December 18, 2018	5,383

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

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current income taxes:
Federal	$10,343	$13,704	$22,533
State	2,478	2,255	2,550
Total	12,821	15,959	25,083
Deferred income taxes:
Federal	1,182	1,466	1,576
State	500	(18)	64
Total	1,682	1,448	1,640
Total income tax provision	$14,503	$17,407	$26,723

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2019	2018
Deferred tax assets:
Stock-based compensation	$983	$1,156
Federal benefit of state uncertain tax positions	746	954
Accrued vacation	521	550
Deferred rent	95	81
State net operating loss carryforwards	228	272
Allowance for doubtful accounts	311	240
Right of use lease liability	2,840	—
Other	465	662
Gross deferred tax assets	6,189	3,915
Less: Valuation allowance	(335)	(367)
Total deferred tax assets	5,854	3,548
Deferred tax liabilities:
Property and equipment	(2,027)	(1,834)
Capitalized software development costs	(3,544)	(2,495)
Right of use lease asset	(2,746)	—
Total deferred tax liabilities	(8,317)	(4,329)
Net deferred tax (liability) asset	$(2,463)	$(781)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company has identified certain estimated state net operating loss (“NOL”) carryforwards that it might be unable to use. Based on a review of applicable state tax statutes, the Company concluded that there is substantial doubt it would be able to realize the full amount of certain estimated NOL carryforwards in states where the Company cannot file a consolidated income tax return or where future taxable income will not be sufficient to utilize the state NOL before it expires. As a result, the Company recorded a deferred tax asset valuation allowance of $0.3 million and $0.4 million at December 31, 2019 and 2018, respectively.

The following table reconciles the statutory federal income tax rate and the effective income tax rate indicated by the consolidated statements of income:

	Year Ended December 31,
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
Domestic production activities deductions	—%	—%	(2.6)%
Federal and state tax credits	(0.8)%	(2.3)%	(2.0)%
Tax deficit (benefit) from restricted stock vestings	(0.1)%	0.3%	(0.7)%
State income taxes	5.0%	2.3%	1.8%
Uncertain tax positions (release)	(5.2)%	0.8%	1.6%
Nondeductible expenses	2.2%	0.8%	0.7%
Other, net	0.2%	0.1%	0.3%
Effective federal and state income tax rate	22.3%	23.0%	34.1%

The Company’s effective tax rate in 2019 was higher than the statutory federal income tax rate due to the effect of state income taxes and nondeductible expenses, partially offset by the favorable impact of the release of reserves for unrecognized income tax benefits resulting from the expiration of the statutes of limitations for certain tax years and from the completion of an IRS tax examination of the Company’s 2016 consolidated U.S. federal income tax return, which resulted in no changes to the Company’s previously filed return. The effective tax rate was also impacted by approximately $2.6 million of executive severance costs, a significant portion of which is not deductible for income tax purposes.

The Company’s effective tax rate in 2018 was higher than the statutory federal income tax rate due to the effect of state income taxes, uncertain tax positions, and nondeductible expenses, partially offset by favorable benefits related to the federal research and development credit.

The Company's effective tax rate in 2017 was lower than the statutory federal income tax rate due mainly to favorable benefits related to the domestic production activities deduction, the federal research and development credit, and excess tax benefits from restricted stock vestings.

The Company recognized $0.1 million and $0.3 million in tax deficits and $0.5 million in excess tax benefits from restricted stock vestings within income tax expense for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table provides a reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits (included in other long-term liabilities in the consolidated balance sheets) for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Balance at January 1	$8,651	$8,020	$6,599
Additions for tax positions of prior years	208	459	576
Additions for tax positions of current years	393	1,248	1,646
Expiration of the statute of limitations	(3,182)	(1,024)	(788)
Reductions for tax positions of prior years	(217)	(52)	(13)
Settlements	(805)	—	—
Balance at December 31	$5,048	$8,651	$8,020

The decrease in the amount of the consolidated liability for unrecognized income tax benefits in 2019 was mainly due to the release of reserves for unrecognized income tax benefits described above.

At December 31, 2019 and 2018, there were approximately $4.3 million and $7.7 million, respectively, of unrecognized tax benefits that if recognized would affect the Company’s annual effective tax rate. It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease. However, the Company does not expect such increases or decreases to be material to its financial condition or results of operations.

The Company, along with its wholly owned subsidiaries, files a consolidated U.S. federal income tax return and separate income tax returns in many states throughout the U.S. The Company remains subject to U.S. federal examination for the tax years ended on or after December 31, 2017. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense in the consolidated statements of income. Accrued interest and penalty amounts were not significant at December 31, 2019, 2018 and 2017.
12. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income (in thousands):

	Year Ended December 31,
	2019	2018	2017
State enterprise cost of revenues, exclusive of depreciation & amortization	$1,499	$1,516	$1,276
Software & services cost of revenues, exclusive of depreciation & amortization	101	151	86
Selling & administrative	4,495	3,994	3,456
Enterprise technology & product support	674	677	636
Stock-based compensation expense before income taxes	$6,769	$6,338	$5,454

Stock option and restricted stock plans

The Company has a stock compensation plan (the “NIC Plan”) to provide for the granting of restricted stock awards, incentive stock options or non-qualified stock options to encourage certain employees of the Company and its subsidiaries and directors of the Company to participate in the ownership of the Company and to provide additional incentive for such employees and directors to promote the success of its business through sharing in the future growth of such business. The Company did not grant any stock options in 2019, 2018, or 2017 and has no stock options currently outstanding.

As approved by the Company’s Board of Directors and stockholders, the Company is authorized to grant 15,825,223 common shares under the NIC Plan. At December 31, 2019, a total of 3,143,694 shares were available for future grants under the NIC Plan.

Restricted stock

During 2019, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 311,566 shares with a grant-date fair value totaling approximately $5.3 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, non-employee directors of the Company were granted service-based restricted stock awards totaling 47,560 shares with a grant-date fair value totaling approximately $0.8 million. Such restricted stock awards vest one year from the date of grant.

During the first quarter of 2019, the Committee also granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 111,135 shares with a grant-date fair value totaling approximately $1.9 million, which represents the maximum number of shares the executive officers can earn at the end of a three-year performance period ending December 31, 2021.

The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

•Operating income growth (three-year compound annual growth rate); and
•Total consolidated revenue growth (three-year compound annual growth rate).
At the end of the three-year period, the executive officers are eligible to receive up to a specified number of shares based upon the Company’s performance relative to these performance criteria over the performance period. In addition, the executive officers will accrue dividend equivalents for any cash dividends declared during the performance period, payable in the form of additional shares of Company common stock, based upon the maximum number of shares to be earned by the executive officers for each performance-based restricted stock award. Such hypothetical cash dividend payment shall be divided by the fair value of the Company’s common stock on the dividend payment date to determine the maximum number of notional shares to be awarded. At the end of the three-year performance period and on the date some or all of the shares vest under the agreement, a pro rata number of notional dividend shares will be converted into an equivalent number of dividend shares paid and granted to the executive officers based upon the actual number of underlying shares earned during the performance period.

At December 31, 2019, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 22, 2017 ended. Based on the Company’s actual financial results from
2017 through 2019, no shares or dividend equivalent shares were earned, and the 87,241 shares subject to the awards were forfeited.

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

At December 31, 2017, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 23, 2015 ended. Based on the Company’s actual financial results from 2015 through 2017, no shares or dividend equivalent shares were earned, and the 91,820 shares subject to the awards were forfeited.

During 2019, the Company's former Chief Operating Officer departed from the Company. Pursuant to the terms of his employment agreement, the Company provided severance and other related benefits. The Company incurred a total one-time cost of $2.6 million, which consisted of a one-time cash payment of $1.5 million and $1.1 million of stock-based compensation expense associated with the accelerated vesting of certain restricted stock awards. Included in the stock-based compensation expense was the acceleration of 44,507 service-based restricted stock awards and 37,463 performance-based restricted stock awards.

A summary of service-based restricted stock activity for the year ended December 31, 2019 is presented below:

	Service-based Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	717,079	$16.58
Granted	362,459	$16.96
Vested	(329,343)	$16.79
Canceled	(38,033)	$17.30
Outstanding at December 31, 2019	712,162	$16.81
Expected to vest at December 31, 2019	712,162	$16.81

The fair value of service-based restricted stock vested during the years ended December 31, 2019, 2018 and 2017 was approximately $5.5 million, $5.1 million and $4.7 million, respectively. The weighted average grant date fair value per share of service-based restricted stock granted during the years ended December 31, 2019, 2018 and 2017 was $16.96, $14.15 and $21.46, respectively.

A summary of performance-based restricted stock activity for the year ended December 31, 2019 is presented below:

	Performance- based Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	426,599	$17.12
Granted	111,135	$17.27
Vested	(102,309)	$17.62
Canceled	(96,955)	$17.62
Outstanding at December 31, 2019	338,470	$17.01
Expected to vest at December 31, 2019	40,789	$15.89

The fair value of performance-based restricted stock vested during the years ended December 31, 2019, 2018 and 2017 was approximately $1.8 million, $0 million and $1.2 million, respectively. The weighted average grant date fair value per share of performance-based restricted stock granted during the years ended December 31, 2019, 2018 and 2017 was $17.27, $13.70 and $22.00, respectively.

At December 31, 2019, the total intrinsic value of unvested restricted stock awards expected to vest was approximately $16.8 million. At December 31, 2019, the Company had approximately $8.3 million of total unrecognized compensation cost related to unvested restricted stock awards. The Company expects to recognize this cost over a weighted average period of approximately two years from December 31, 2019.

Employee stock purchase plan

In 1999, the Company’s Board of Directors approved an employee stock purchase plan (“ESPP”) intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan permit eligible employees to purchase NIC common stock through payroll deductions up to the lesser of 15% of each employee’s compensation or $25,000. Amounts deducted and accumulated by the participant are used to purchase shares of NIC’s common stock at 85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined in the plan. At December 31, 2019, a total of 890,981 shares were available for future grants under the ESPP.

In the offering period commencing on April 1, 2018 and ending on March 31, 2019, 127,600 shares were purchased at a price of $11.31 per share, resulting in total cash proceeds to the Company of approximately $1.4 million. The current offering period under this plan commenced on April 1, 2019. In the offering period commencing on April 1, 2017 and ending on March 31, 2018, 122,152 shares were purchased at a price of $11.31 per share, resulting in total cash proceeds to the Company of approximately $1.4 million. In the offering period commencing on April 1, 2016 and ending on March 31, 2017, 86,998 shares were purchased at a price of $15.29 per share, resulting in total cash proceeds to the Company of approximately $1.3 million. The closing fair market value of NIC common stock on the first day of the current offering period was $17.13 per share.

The fair values of the offerings were estimated on the dates of grant using the Black-Scholes model using the assumptions in the following table.

	March 31, 2019 Offering	March 31, 2018 Offering	March 31, 2017 Offering
Risk-free interest rate	2.41%	2.08%	1.02%
Expected dividend yield	1.93%	2.06%	2.69%
Expected life	1.0 year	1.0 year	1.0 year
Expected stock price volatility	29.94%	35.51%	23.07%
Weighted average fair value of ESPP rights	$4.49	$3.75	$4.58

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

Defined contribution 401(k) profit sharing plan

The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment and non full-time employees are eligible upon reaching 1,000 hours of service in the relevant period. A discretionary match by the Company of an employee’s contribution of up to 5% of base salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $2.9 million, $2.7 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

13. REPORTABLE SEGMENTS AND RELATED INFORMATION

The state enterprise segment is the Company’s only reportable segment and generally includes the Company’s subsidiaries operating digital government services on an enterprise-wide basis for state and local governments. The software & services category primarily includes the Company’s businesses that provide software development and digital government services, other than on an enterprise-wide basis, to federal agencies as well as other state and local governments. Each of the Company’s businesses within the software & services category is an operating segment and have been grouped together to form the software & services category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all operating segments.

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

The table below reflects summarized financial information for the Company’s reportable and operating segments for the years ended December 31 (in thousands):

	State Enterprise	Software & Services	Other Reconciling Items	Consolidated Total
2019
Revenues	$320,700	$33,505	$—	$354,205
Costs & expenses	203,694	13,432	62,050	279,176
Depreciation & amortization	2,724	1,619	8,267	12,610
Operating income (loss)	$114,282	$18,454	$(70,317)	$62,419
2018
Revenues	$320,584	$24,316	$—	$344,900
Costs & expenses	194,989	9,043	56,691	260,723
Depreciation & amortization	2,985	100	6,032	9,117
Operating income (loss)	$122,610	$15,173	$(62,723)	$75,060
2017
Revenues	$311,351	$25,157	$—	$336,508
Costs & expenses	191,572	8,890	50,780	251,242
Depreciation & amortization	2,698	97	4,134	6,929
Operating income (loss)	$117,081	$16,170	$(54,914)	$78,337

The following table identifies each type of service, consumer and state that accounted for 10% or more of the Company’s total consolidated revenues for the years ended December 31:

	Percentage of Total Revenues
	2019	2018	2017
Type of Service
Motor Vehicle Driver History Record Retrieval	26%	29%	31%
Motor Vehicle Registrations	11%	14%	14%
Consumer
LexisNexis Risk Solutions	15%	19%	19%
(provides motor vehicle driver history records to the insurance industry)
State Partner
Colorado	10%	N/A	N/A
Texas	N/A	17%	20%
(2018 consists of the legacy and new payment processing contracts)

14. UNAUDITED QUARTERLY OPERATING RESULTS

The unaudited quarterly information below is subject to seasonal fluctuations resulting in lower revenues in the fourth quarter of each calendar year due to the lower number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods.

	For the Year Ended December 31, 2019
(in thousands, except per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
State enterprise revenues	$77,255	$82,829	$81,084	$79,532
Software & services revenues	7,925	8,737	9,301	7,542
Total revenues	85,180	91,566	90,385	87,074
Operating expenses:
State enterprise cost of revenues, exclusive of depreciation & amortization	48,655	52,277	50,408	52,354
Software & services cost of revenues, exclusive of depreciation & amortization	2,720	3,329	3,586	3,797
Selling & administrative	9,964	8,356	8,153	8,727
Enterprise technology & product support	6,445	6,745	6,743	6,917
Depreciation & amortization	2,421	3,130	3,524	3,535
Total operating expenses	70,205	73,837	72,414	75,330
Operating income	14,975	17,729	17,971	11,744
Other income:
Interest income	604	577	729	604
Income before income taxes	15,579	18,306	18,700	12,348
Income tax provision	4,077	3,846	4,190	2,390
Net income	$11,502	$14,460	$14,510	$9,958

Basic net income per share	$0.17	$0.21	$0.21	$0.15
Diluted net income per share	$0.17	$0.21	$0.21	$0.15

Weighted average shares outstanding:
Basic	66,670	66,940	66,960	66,967
Diluted	66,670	66,940	66,960	66,967

	For the Year Ended December 31, 2018
(in thousands, except per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
State enterprise revenues	$80,791	$86,555	$80,884	$72,354
Software & services revenues	5,934	5,943	6,144	6,295
Total revenues	86,725	92,498	87,028	78,649
Operating expenses:
State enterprise cost of revenues, exclusive of depreciation & amortization	48,642	51,711	48,224	46,412
Software & services cost of revenues, exclusive of depreciation & amortization	2,228	2,235	2,226	2,354
Selling & administrative	7,503	8,268	8,514	8,462
Enterprise technology & product support	5,647	5,735	6,176	6,386
Depreciation & amortization	2,065	2,145	2,441	2,466
Total operating expenses	66,085	70,094	67,581	66,080
Operating income	20,640	22,404	19,447	12,569
Other income:
Interest income	—	57	153	406
Income before income taxes	20,640	22,461	19,600	12,975
Income tax provision	5,132	5,450	3,698	3,127
Net income	$15,508	$17,011	$15,902	$9,848

Basic net income per share	$0.23	$0.25	$0.24	$0.15
Diluted net income per share	$0.23	$0.25	$0.24	$0.15

Weighted average shares outstanding:
Basic	66,323	66,541	66,562	66,569
Diluted	66,323	66,561	66,598	66,641

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting – As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors,” “Executive Officers,” and “Structure and Practices of the Board of Directors – Corporate Governance Principles and Best Practices and Code of Business Conduct and Ethics, – Committees of the Board, – Nomination of Directors and – Involvement in Certain Legal Proceedings” set forth in the Company’s definitive proxy statement related to its 2020 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides information regarding securities to be issued upon the exercise of outstanding options, warrants and rights and securities available for issuance under the Company’s equity compensation plans as of December 31, 2019:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding as of December 31, 2019	Weighted average exercise price of outstanding options, warrants and rights shown in Column A	Number of securities available for future issuance as of December 31, 2019
Equity compensation plans approved by stockholders:
Restricted stock awards	—	$—	3,143,694 (1)
Employee stock purchase plan	— (2)	— (2)	890,981
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	4,034,675

(1)The amount shown excludes 1,050,632 shares subject to outstanding unvested restricted stock awards.
(2)March 31, 2019 was the purchase date of common stock for the most recently completed offering period under the Company’s employee stock purchase plan. Therefore, as of such date, no purchase rights were outstanding. The purchase price for the offering period ended March 31, 2019, was $11.31 per share, and the total number of shares purchased was 127,600.

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

(a)The following documents are filed as part of this report:
(1)Financial Statements.

The Consolidated Financial Statements and related Notes, together with the report of Ernst & Young LLP, appear in Part II, Item 8, Consolidated Financial Statements and Supplementary Data of this Form 10-K.

(1)Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
(2)Exhibits. Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the documents referenced below as exhibits to this Annual Report on Form 10-K. The documents include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of NIC Inc., a Delaware corporation (incorporated by reference from Exhibit 3.2 to the Form 8-K (File No. 000-26621) filed with the SEC on May 11, 2009)
3.2	Bylaws of NIC Inc., a Delaware corporation (incorporated by reference from Exhibit 3.3 to the Form 8-K (File No. 000-26621) filed with the SEC on May 11, 2009)
4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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
10.17
Amended and Restated Credit Agreement Dated as of August 6, 2014 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 to the Form 10-Q (File No. 000-26621) filed with the SEC on August 7, 2014)

10.18
Amendment No. 1 to Amended and Restated Credit Agreement, dated July 9, 2015 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on July 9, 2015)

10.19
Amendment No. 2 to Amended and Restated Credit Agreement, dated December 14, 2015 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on December 15, 2015)

10.20
Amendment No. 3 to Amended and Restated Credit Agreement, dated April 28, 2017 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 000-26621) filed with the SEC on May 2, 2017)

10.21
Amendment No. 4 to Amended and Restated Credit Agreement, dated May 1, 2019 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 000-26621) filed with the SEC on May 7, 2019)

10.22
NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-136016) filed with the SEC on July 25, 2006) **

10.23
Form of Restricted Stock Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 7, 2007) **

10.24
Form of Stock Option Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 7, 2007) **

10.25
Form of Performance-Based Restricted Stock Agreement under the NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013) **

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following financial information from NIC Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Xtensible Business Reporting Language) includes (i) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017 (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018, and 2017 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIC INC.
Date:	February 20, 2020	By:	/s/ Harry Herington
Harry Herington, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Harry Herington	Chairman of the Board and Chief Executive Officer	February 20, 2020
	Harry Herington	(Principal Executive Officer)

	/s/ Stephen M. Kovzan	Chief Financial Officer	February 20, 2020
	Stephen M. Kovzan	(Principal Financial Officer and Principal Accounting Officer)

	Art N. Burtscher*	Lead Independent Director
	Venmal (Raji) Arasu*	Director
	Jayaprakash Vijayan*	Director
	Anthony Scott*	Director
	C. Brad Henry*	Director
	Alexander C. Kemper*	Director
	William M. Lyons*	Director
	Pete Wilson*	Director

/s/ Harry Herington
Harry Herington
*By	Attorney-in-fact
February 20, 2020