Form 10-Q
period 2020-03-31
NIC INC
filed 2020-04-28
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
Or
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

On April 24, 2020, the registrant had 66,970,030 shares of common stock outstanding.

NIC INC.
Form 10-Q for the Quarter Ended March 31, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$217,587	$214,380
Trade accounts receivable, net	101,814	85,399
Prepaid expenses & other current assets	18,375	12,944
Total current assets	337,776	312,723
Property and equipment, net	10,150	10,091
Right of use lease assets, net	9,901	10,778
Intangible assets, net	22,109	22,398
Goodwill	5,965	5,965
Other assets	794	404
Total assets	$386,695	$362,359

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$88,056	$63,685
Accrued expenses	21,118	25,940
Lease liabilities	3,642	3,776
Other current liabilities	8,951	7,191
Total current liabilities	121,767	100,592

Deferred income taxes, net	3,183	2,463
Lease liabilities	6,607	7,373
Other long-term liabilities	6,094	6,003
Total liabilities	137,651	116,431

Commitments and contingencies (Notes 2, 3 and 6)	—	—

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized, 66,968 and 66,968 shares issued and outstanding	7	7
Additional paid-in capital	123,683	123,208
Retained earnings	125,354	122,713
Total stockholders' equity	249,044	245,928
Total liabilities and stockholders' equity	$386,695	$362,359

See accompanying notes to unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three Months Ended March 31,

	2020	2019
Revenues:
State enterprise revenues	$74,411	$69,853
Software & services revenues	16,708	15,327
Total revenues	91,119	85,180
Operating expenses:
State enterprise cost of revenues, exclusive of depreciation & amortization	46,271	41,978
Software & services cost of revenues, exclusive of depreciation & amortization	10,724	9,397
Selling & administrative	8,064	9,964
Enterprise technology & product support	7,254	6,445
Depreciation & amortization	3,482	2,421
Total operating expenses	75,795	70,205
Operating income	15,324	14,975
Other income:
Interest income	389	604
Income before income taxes	15,713	15,579
Income tax provision	3,850	4,077
Net income	$11,863	$11,502

Basic net income per share	$0.18	$0.17
Diluted net income per share	$0.18	$0.17

Weighted average shares outstanding:
Basic	66,987	66,670
Diluted	66,987	66,670

See accompanying notes to unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2020	66,968	$7	$123,208	$122,713	$245,928
Net cumulative effect of adoption of accounting standard (Note 2)	—	—	—	339	339
Net income	—	—	—	11,863	11,863
Dividends declared	—	—	—	(6,105)	(6,105)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	35	(35)	—
Dividend equivalents canceled upon forfeiture of performance-based restricted stock awards	—	—	(84)	84	—
Restricted stock vestings	228	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(91)	—	(1,865)		(1,865)
Repurchase of shares	(241)	—	(439)	(3,505)	(3,944)
Stock-based compensation	—		1,319	—	1,319
Issuance of common stock under employee stock purchase plan	104	—	1,509	—	1,509
Balance, March 31, 2020	66,968	$7	$123,683	$125,354	$249,044

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2019	66,569	$7	$117,763	$93,919	$211,689
Net income	—	—	—	11,502	11,502
Dividends declared	—	—	—	(5,402)	(5,402)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	27	(27)	—
Dividend equivalents canceled upon forfeiture of performance-based restricted stock awards	—	—	(122)	122	—
Restricted stock vestings	364	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(153)	—	(2,609)	—	(2,609)
Stock-based compensation	—		2,272	—	2,272
Shares issuable in lieu of dividend payments on performance-based restricted stock awards	3	—	—	—	—
Issuance of common stock under employee stock purchase plan	128	—	1,443	—	1,443
Balance, March 31, 2019	66,911	$7	$118,774	$100,114	$218,895

See accompanying notes to unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$11,863	$11,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	3,482	2,421
Stock-based compensation expense	1,319	2,272
Deferred income taxes	603	1,076
Provision (recoveries) for losses on accounts receivable	347	(186)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(16,306)	(32,464)
Prepaid expenses & other current assets	(5,431)	(1,205)
Other assets	697	1,069
Accounts payable	24,371	20,008
Accrued expenses	(4,822)	(3,183)
Other current liabilities	1,416	422
Other long-term liabilities	(675)	(664)
Net cash provided by operating activities	16,864	1,068

Cash flows from investing activities:
Purchases of property and equipment	(1,060)	(1,484)
Asset acquisition	—	(1,743)
Capitalized software development costs	(2,192)	(2,417)
Net cash used in investing activities	(3,252)	(5,644)

Cash flows from financing activities:
Cash dividends on common stock	(6,105)	(5,402)
Proceeds from employee common stock purchases	1,509	1,443
Shares surrendered upon vesting of restricted stock to satisfy tax withholdings	(1,865)	(2,609)
Repurchase of shares	(3,944)	—
Net cash used in financing activities	(10,405)	(6,568)

Net increase (decrease) in cash	3,207	(11,144)
Cash, beginning of period	214,380	191,700
Cash, end of period	$217,587	$180,556

Other cash flow information:
Cash payments:
Income taxes paid, net	$4,391	$3,637
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

In the Company's state enterprise businesses, it generally designs, builds, and operates digital government services on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete secure government-based transactions through multiple online channels. These digital government services consist of websites and applications the Company has built that allow consumers, such as businesses and citizens, to access government information, complete transactions and make electronic payments. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the digital government services. The Company’s software & services businesses primarily include its subsidiaries that provide payment processing services, software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments.

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

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the consolidated financial position and the results of operations, changes in stockholders' equity and cash flows of the Company as of the dates and for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2019, including the notes thereto, set forth in the Company’s 2019 Annual Report on Form 10-K.

Certain amounts in the consolidated statements of income for the three months ended March 31, 2019 were reclassified to conform to the current year presentation. In 2020, the Company began classifying the current Texas payment processing contract in the software & services category. The Company reclassified $7.4 million of revenues and $6.7 million of cost of revenues from this contract from the state enterprise category to the software & services category in the prior year. The reclassification had no impact on net income or cash flows for the period ended March 31, 2019.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

Recently issued accounting pronouncements

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. On January 1, 2020, the Company adopted the standard and all the related amendments, using a modified retrospective approach. The adoption of the standard resulted in a cumulative-effect adjustment to retained earnings of approximately $0.3 million. The adoption of the standard did not have a significant impact on the Company’s consolidated earnings or cash flows.

Revenue recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration which the Company expects to receive in exchange for those goods or services.

Disaggregation of Revenue

The Company currently earns revenues from three main sources: (i) transaction-based fees, which consist of interactive government services (“IGS”), driver history records (“DHR”) and other transaction-based revenues, (ii) development services and (iii) fixed-fee services. The following table summarizes, by reportable and operating segment, the principal activities from which the Company generates revenue (in thousands):

	Three Months Ended March 31, 2020
	State Enterprise	Payments	All Other	Consolidated Total
IGS	$48,187	$—	$—	$48,187
DHR	22,849	—	—	22,849
Other	—	10,016	5,464	15,480
Total transaction-based	71,036	10,016	5,464	86,516
Development services	2,137	—	—	2,137
Fixed-fee services	1,238	—	1,228	2,466
Total revenues	$74,411	$10,016	$6,692	$91,119

	Three Months Ended March 31, 2019
	State Enterprise	Payments	All Other	Consolidated Total
IGS	$42,751	$—	$—	$42,751
DHR	23,685	—	—	23,685
Other	—	9,352	5,534	14,886
Total transaction-based	66,436	9,352	5,534	81,322
Development services	2,179	—	—	2,179
Fixed-fee services	1,238	—	441	1,679
Total revenues	$69,853	$9,352	$5,975	$85,180

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

Under its development services contracts, the Company typically does not have significant future performance obligations that extend beyond one year. As of March 31, 2020, the total transaction price allocated to unsatisfied performance obligations was approximately $5.4 million.

Fixed-fee Services Revenues

Fixed-fee services revenues primarily consist of revenues from providing recurring fixed fee digital government services to the Company’s government partner in Indiana and smaller contracts for subscription-based services in the Company's software & services businesses. As of March 31, 2020, the Company’s Indiana contract had unsatisfied performance obligations for one month. The total transaction price allocated to the unsatisfied performance obligation is not significant.

The subscription-based service contracts in the Company's software & services businesses are a fixed-fee single performance obligation to provide government partners continuous access to digital services. As of March 31, 2020, the unsatisfied performance obligations related to these contracts was $16.7 million, which will be recognized over the term of such contracts, generally 1 - 5 years.

Unearned Revenues

Unearned revenues at March 31, 2020 and December 31, 2019 were approximately $3.3 million and $3.8 million, respectively. The change in the deferred revenue balance for the three months ended March 31, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company's performance obligations, offset by $2.3 million of revenues recognized that were previously included in deferred revenue.

Trade accounts receivable

The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The Company calculates this allowance based on its history of write-offs, and its relationship with, and the forecasted economic status of, its customers. Trade accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The Company’s allowance for doubtful accounts at March 31, 2020 and December 31, 2019 was approximately $1.1 million and $1.2 million, respectively.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 15 contracts under which the Company provides enterprise-wide digital government services, as well as the Company’s contract with the Federal Motor Carrier Safety Administration (“FMCSA”), can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 59% of the Company’s total consolidated revenues for the three months ended March 31, 2020. If any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee to continue to use the Company’s applications.

Under a typical state enterprise contract, the Company is required to fully indemnify its government partners against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

Software & services contracts

The Company’s subsidiary NIC Federal, LLC has a contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using a transaction-based business model.

Expiring contracts

There are currently 7 state enterprise contracts, as well as the Company's contract with the FMCSA, that have expiration dates within the 12-month period following March 31, 2020. Collectively, revenues generated from these contracts represented approximately 27% of the Company’s total consolidated revenues for the three months ended March 31, 2020. Although three of these state enterprise contracts have renewal provisions, any renewal is at the option of the Company’s government partner. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

Performance Bond Commitments

At March 31, 2020, the Company was bound by performance bond commitments totaling approximately $25.2 million on certain government contracts and other business relationships.

4.  EARNINGS PER SHARE

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled 0.7 million for both the three months ended March 31, 2020 and 2019. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$11,863	$11,502
Less: Income allocated to participating securities	(129)	(127)
Net income available to common stockholders	$11,734	$11,375
Denominator:
Weighted average shares - basic	66,987	66,670
Performance-based restricted stock awards	—	—
Weighted average shares - diluted	66,987	66,670

Basic net income per share:	$0.18	$0.17

Diluted net income per share:	$0.18	$0.17

5.  STOCKHOLDERS’ EQUITY

The Company's Board of Directors declared and paid the following dividends (payment amount in millions):

Declaration Date	Dividend per Share	Record Date	Payment Date	Payment Amount
January 27, 2020	$0.09	March 4, 2020	March 18, 2020	$6.1
January 28, 2019	$0.08	March 5, 2019	March 19, 2019	$5.4

On April 23, 2020, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.09 per share, payable to stockholders of record as of June 11, 2020. The dividend, which is expected to total approximately $6.1 million, will be paid on June 25, 2020, out of the Company’s available cash.

Share Repurchase

In March 2018, the Company announced that its Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $25 million of common stock. During the three months ended March 31, 2020, the Company repurchased and retired 241,180 shares at a weighted average purchase price of $16.33 for a total value of $3.9 million under the repurchase program.

6.  INCOME TAXES

The Company's effective tax rate was 24.5% and 26.2% for the three months ended March 31, 2020 and 2019, respectively. The Company's effective tax rate for the three months ended March 31, 2020 and 2019 was higher than the federal statutory rate of 21% primarily due to state income taxes and non-deductible expenses. Additionally, the effective tax rate was higher in the prior year period due to $2.6 million of executive severance costs, a significant portion of which were not deductible for income tax purposes.

7.  STOCK BASED COMPENSATION

During the three months ended March 31, 2020, the Compensation Committee of the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 265,293 shares with a grant-date fair value totaling approximately $5.5 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company records forfeitures when they occur.

During the three months ended March 31, 2020, the Compensation Committee of the Board of Directors of the Company granted performance-based restricted stock awards to certain executive officers pursuant to the terms of the Company’s executive compensation program totaling 137,052 shares with a grant-date fair value totaling approximately $2.8 million. This represents the maximum number of shares the executive officers can earn at the end of a three-year performance period ending December 31, 2022. The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

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

At December 31, 2019, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 22, 2017 ended. Based on the Company’s actual financial results from 2017 through 2019, no shares or dividend equivalent shares were earned, and the 87,241 shares subject to the awards were forfeited in the first quarter of 2020.

Stock-based compensation cost for performance-based restricted stock awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period and is recognized as expense over the performance period based on the probable number of shares expected to vest.

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2020	2019
State enterprise cost of revenues, exclusive of depreciation & amortization	$358	$361
Software & services cost of revenues, exclusive of depreciation & amortization	28	35
Selling & administrative	768	1,716
Enterprise technology & product support	165	160
Total stock-based compensation expense	$1,319	$2,272

8.  REPORTABLE SEGMENT AND RELATED INFORMATION

Beginning in the first quarter of 2020, the Company determined that it has two reportable segments: 1) State Enterprise and 2) Payments. Prior to the first quarter of 2020, the Company had one reportable segment: State Enterprise. The change from one to two reportable segments was based on quantitative and qualitative considerations, and was a result of recent changes in the Company's reporting structure to reclassify the current Texas payment processing contract from the state enterprise category to the software & services category. The revised reportable segments reflect the way the Company evaluates its business performance and manages its operations. All prior year amounts have been restated to conform to the current year presentation.

The State Enterprise reportable segment generally includes the Company’s subsidiaries operating digital government services on an enterprise-wide basis for state and local governments. The Payments reportable segment includes subsidiaries in the software & services category that provide certain payment processing-related, transaction-based services to state and local government agencies in states where the Company does not maintain an enterprise-wide contract and to a few private sector entities. The All Other category primarily includes subsidiaries in the software & services category that provide software development and digital government services, other than those provided on an enterprise-wide basis, to federal agencies, including the Company's contract with the FMCSA to operate the Federal PSP and the Company's subcontract for the Recreation.gov outdoor recreation service, as well as to other state and local governments, including the Company's RxGov prescription drug monitoring business and NIC Licensing Solutions regulatory licensing business. Each of the Company’s businesses within the All Other category is an operating segment and has been grouped together to form the All Other category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all operating segments.

The measure of profitability by which management, including the Company’s Chief Operating Decision Maker ("CODM"), evaluates the performance of its operating segments and allocates resources to them is operating income (loss). Segment assets or other segment balance sheet information is not presented to the Company’s CODM. Accordingly, the Company has not presented information relating to segment assets.

The table below reflects summarized financial information for the Company’s reportable segments for the three months ended March 31, (in thousands):

	State Enterprise	Payments	All Other	Other Reconciling Items	Consolidated Total
2020
Revenues	$74,411	$10,016	$6,692	$—	$91,119
Costs & expenses	46,271	7,948	2,776	15,318	72,313
Depreciation & amortization	699	1	1,073	1,709	3,482
Operating income (loss)	$27,441	$2,067	$2,843	$(17,027)	$15,324

2019
Revenues	$69,853	$9,352	$5,975	$—	$85,180
Costs & expenses	41,978	7,357	2,040	16,409	67,784
Depreciation & amortization	636	1	20	1,764	2,421
Operating income (loss)	$27,239	$1,994	$3,915	$(18,173)	$14,975

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
CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (referred to herein as “the Company”, “NIC”, “we”, “our” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new contracts and new projects under existing contracts, the expected length of contract terms, statements relating to our business plans, objectives and expected operating results, statements relating to our expected effective tax rate, statements relating to possible future dividends and share repurchases, statements regarding the expected effects of changes in accounting standards, statements of assumptions underlying such statements, statements related to the ongoing impact of the COVID-19 pandemic and statements of our intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 20, 2020.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, our success in renewing existing contracts and in signing contracts with new states and with federal and state government agencies; our ability to successfully increase the adoption and use of digital government services; the possibility of security breaches or disruptions through cyber-attacks or other events and any resulting liability; our ability to implement new contracts and any related technology enhancements in a timely and cost-effective manner; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; continued favorable government legislation; acceptance of digital government services by businesses and citizens; our ability to identify and acquire suitable acquisition candidates and to successfully integrate any acquired businesses; competition; general economic conditions; the impact of the COVID-19 pandemic as discussed under “RISK FACTORS” in Part II, Item IA of this Quarterly Report on Form 10-Q, and the other factors under “RISK FACTORS” in Part I, Item 1A and “Cautions About Forward Looking Statements" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of NIC’s 2019 Annual Report on Form 10-K filed on February 20, 2020 with the SEC. Investors should read all of these discussions of risks carefully.

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

In our state enterprise businesses, we generally enter into contracts with state and local governments to design, build, and operate digital government services on an enterprise-wide basis on their behalf. We typically enter into multi-year contracts and manage operations for each government partner through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. The digital services that we build allow businesses and citizens to access government information through multiple channels and complete billions of dollars of secure transactions and payments annually. We are typically responsible for funding up-front development and ongoing operations and maintenance costs of the digital government services. Our unique business model allows us to generate revenues by sharing in the fees collected from digital government transactions. Our government partners benefit because they reduce their financial and technological risks, increase their operational efficiencies, avoid costs, and gain a centralized, customer-focused presence on the internet, while businesses and citizens gain a faster, more convenient, and more cost-effective means to interact with governments.

On behalf of our government partners, we enter into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the services we provide (i.e. data access, transaction processing and payment processing services) and the division of revenues between us and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We typically own all the intellectual property related to the applications developed under these contracts. After completion of a defined contract term or upon termination for cause, the government partner typically receives a perpetual, royalty-free license to use the applications and digital government services we built only in its own state. However, certain enterprise applications and proprietary customer management, billing, payment processing or other applications that we have developed and standardized centrally are provided to our government partners on a software-as-a-service (“SaaS”) basis, and thus would not be included in any royalty-free license. If our contract expires after a defined term or if our contract is terminated by our government partner for cause, the government agency would be entitled to take over the owned or licensed applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. In our state enterprise business, we also enter into contracts to provide software development and management services to governments in exchange for an agreed-upon fee.

In our software & services businesses, we provide certain payment processing services, software development and digital government services, other than those provided on an enterprise-wide basis, to federal agencies, as well as state and local governments. Generally, our software & services contracts include transaction processing contracts, SaaS contracts and, to a lesser degree, software development contracts.

In fiscal year 2019, businesses and citizens completed over $22 billion in secure transactions and payments through the digital services we operate on behalf of our government partners in our state enterprise and software & services businesses.

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

SEGMENT INFORMATION

Beginning in the first quarter of 2020, the Company determined that it has two reportable segments: 1) State Enterprise and 2) Payments. Previously, we had one reportable segment, State Enterprise. The change from one to two reportable segments was based on quantitative and qualitative considerations, and was a result of recent changes in our reporting structure to reclassify the current Texas payment processing contract from the state enterprise category to the software & services category. The revised segments reflect the way the Company evaluates its business performance and manages its operations. All prior year amounts have been restated to conform to the current year presentation.

Our State Enterprise reportable segment generally includes our subsidiaries that provide digital government services and payment processing on an enterprise-wide basis for state and local governments. Our Payments reportable segment includes our subsidiaries that provide certain payment processing-related, transaction-based services to state and local agencies in states where we do not maintain an enterprise-wide contract and to a few private sector entities. The All Other category primarily includes our subsidiaries that provide software development and digital government services, other than those provided on an enterprise-wide basis, to federal agencies, as well as state and local governments.

For financial information about our reportable segments, please refer to Note 8, Reportable Segment and Related Information, in the Notes to Unaudited Consolidated Financial Statements.

REVENUES

We classify our revenues into two primary categories: 1) state enterprise and 2) software & services. Each of these categories are described below:

State Enterprise Revenues: We earn revenues from our subsidiaries operating enterprise-wide state contracts that provide digital government services to multiple government agencies. We categorize our state enterprise revenues into three main sources: transaction-based fees, development services and fixed-fee services. Transaction-based revenues and fixed-fee services revenues are generally recurring while development services revenues are generally non-recurring. Each revenue source is further described below:

•Transaction-based:
IGS: fees from a wide variety of interactive government services, other than digital access to motor vehicle driver history records, for transactions conducted by business users and consumers. For a representative listing of the IGS applications we currently offer through our state enterprise businesses in conjunction with our government partners, refer to Part I, Item 1 in our 2019 Annual Report on Form 10-K, filed with the SEC on February 20, 2020.
DHR: fees from providing data resellers, insurance companies, and other pre-authorized customers digital access to state motor vehicle driver history records on behalf of our state partners.
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

Software & Services Revenues: We earn revenues from our businesses that provide payment processing services, software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments. Our Software & Services revenue is mainly transaction-based and classified as payments, federal and other. Each of these revenue types is further described below:

•Payments: primarily transaction-based fees from contracts with state and local governments for payment processing-related, transaction-based services that are not part of an enterprise-wide state contract. The majority of revenues from these sources are recurring.
•Federal: primarily transaction-based, fees from contracts with certain Federal agencies in the United States, including the Department of Transportation's Federal Motor Carrier Safety Administration ("FMCSA") to manage the Pre-Employment Screening Program ("PSP") and transaction-based revenues we earn as a subcontractor to Booz Allen Hamilton on its Recreation.gov contract. The majority of our Federal revenues are generally recurring under the respective contracts.
•Other: primarily implementation and SaaS subscription revenues from our RxGov prescription drug monitoring business and our recently acquired NIC Licensing Solutions regulatory licensing business. The majority of revenues from these sources are recurring.

OPERATING EXPENSES

The primary categories of operating expenses include: cost of revenues, selling & administrative, enterprise technology & product support, and depreciation & amortization. Each of these categories are described below:

Cost of Revenues: This consists of all direct costs associated with providing digital government services for both the state enterprise and software & services and excludes depreciation and amortization. We categorize costs of revenues between fixed and variable costs:

•Fixed costs include costs such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, telecommunications costs, provision for losses on accounts receivable, and all other costs associated with the provision of dedicated client service such as dedicated office facilities.

•Variable costs fluctuate with the level of revenues and primarily include interchange fees required to process credit/debit card transactions, bank fees to process automated clearinghouse transactions and, to a much lesser extent, costs associated with revenue share arrangements with certain state partners. A significant percentage of our transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a portion of the credit/debit card transaction amount, but also must pay an associated interchange fee to the financial institution that processes the credit/debit card transaction. We earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services because they are needed by our government partners and they contribute favorably to our operating income and cash flow growth.

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

NOVEL CORONAVIRUS DISEASE 19 ("COVID-19")

We are monitoring the ongoing COVID-19 pandemic and have been actively working with our government partners to assist them with the impact. As the outbreak progressed in the United States and the vast majority of states issued stay-at-home orders, mostly in the latter part of March, we have seen a decrease in volumes for certain services we operate on behalf of our government partners, including driver history record services we operate in the vast majority of our enterprise states, the federal Pre-Employment Screening Program we operate on behalf of the Department of Transportation Federal Motor Carrier Safety Administration, and the federal Recreation.gov outdoor recreation service we operate as a subcontractor in conjunction with Booz Allen Hamilton, among other services. We have also seen a shift from certain in-person, over-the-counter transactions conducted in brick-and-mortar government offices, many of which are temporarily closed, to those we manage digitally online for our government agency partners. In addition, we have seen several government agency partners allow citizens 60 to 90 day extensions for certain required filings and renewals. The actions have impacted the amount and timing of the revenues we recognize for these services, and we expect these trends to continue for at least the next several months. While historically our revenues and earnings have been relatively predictable as a result of our recurring transaction-based business model, we believe the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. Further, we believe the COVID-19 pandemic may have a prolonged negative impact on broader economic conditions in the United States, which may impact our results of operations in the future. While we have not incurred any significant disruptions to our business activities or services, we have temporarily closed all our offices and shifted to remote operations to ensure social distancing and the health and safety of our employees. We continue to actively monitor the situation and assess further possible implications to our business and are taking aggressive actions to mitigate potential adverse consequences, such as operational contingency planning and testing, key personnel succession planning, enhanced employee and government partner communication protocols, and cost containment efforts to buffer potential revenue declines. See “Risk Factors” in Part II, Item 1A of this report for additional discussion of the risks associated with the COVID-19 pandemic and those "Risk Factors" described in Part I, Item 1A in our Annual Report on Form 10-K filed on February 20, 2020 with the SEC for those risks related to a prolonged economic slowdown, among other risk factors.

RESULTS OF OPERATIONS

The discussion below focuses on our consolidated results of operations for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Total Revenues

In the table below, we have categorized our revenue by the two main categories included in the consolidated statements of income with the corresponding percentage change from the comparative prior year period:

	Three Months Ended March 31,
(dollar amounts in thousands)	2020	2019	Change	% Change
State enterprise revenues	$74,411	$69,853	$4,558	7%
Software & services revenues	16,708	15,327	1,381	9%
Total	$91,119	$85,180	$5,939	7%

Recurring revenues as % of total revenues	98%	97%

State Enterprise Revenues

In the table below, we have categorized our state enterprise revenues according to the underlying source of revenue, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended March 31,
(dollar amounts in thousands)	2020	2019	Change	% Change
IGS transaction-based	$48,187	$42,751	$5,436	13%
DHR transaction-based	22,849	23,685	(836)	(4)%
Development services	2,137	2,179	(42)	(2)%
Fixed-fee services	1,238	1,238	—	—%
Total	$74,411	$69,853	$4,558	7%

The following table summarizes key financial metrics for state enterprise revenues. For the three months ended March 31, 2020, the results of the Illinois contract were excluded from the same-state category because it did not generate comparable revenues for two full comparable periods.

	Three Months Ended March 31,
	2020	2019
Same-state IGS revenue growth	13%	15%
Same-state DHR revenue growth (decline)	(4)%	3%
Same-state revenue growth (decline) - other services*	(1)%	(4)%
Same-state revenue growth - total	7%	10%
* Represents the combined growth of development services and fixed-fee services revenues.

State enterprise revenues for the three months ended March 31, 2020 increased 7% from the comparable prior year period driven by a 7% increase in same-state revenues.

The 7% increase in same-state revenues for the three months ended March 31, 2020 was mainly due to higher revenues in New Jersey and Wisconsin, among other states. Same-state IGS revenues increased 13% for the three months ended March 31, 2020 due, in part, to higher payment processing volumes in New Jersey and the new motor vehicle titling and registration service in Wisconsin, among other services. Same-state DHR revenues declined 4% for the three months ended March 31, 2020 due to lower revenues across several states, mainly occurring in the second half of March 2020 as a result of the impact of COVID-19 on the auto insurance industry and associated data resellers, resulting in lower volumes from these entities, who are the primary customers of state motor vehicle driving records. Same-state revenue growth for other services declined 1% for the three months ended March 31, 2020 primarily due to the timing of projects for development services in certain states.

Software & Services Revenues

In the table below, we have categorized our software & services revenues by key business categories, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended March 31,
(dollar amounts in thousands)	2020	2019	Change	% Change
Payments	$10,016	$9,352	$664	7%
Federal	5,464	5,534	(70)	(1)%
Other	1,228	441	787	178%
Total	$16,708	$15,327	$1,381	9%

Software & services revenues for the three months ended March 31, 2020 increased 9%, or approximately $1.4 million, over the comparable prior year period. Other revenue increased due mainly to the recently-acquired NIC Licensing Solutions regulatory licensing business (acquired in May 2019) and higher revenues from RxGov prescription drug monitoring contracts in Maryland and Nebraska. The increase in our payments business was mainly driven by transaction growth in the state of Texas.

State Enterprise Cost of Revenues

In the table below, we have categorized our state enterprise cost of revenues between fixed and variable costs, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended March 31,
(dollar amounts in thousands)	2020	2019	Change	% Change
Fixed costs	$25,591	$23,987	$1,604	7%
Variable costs	20,680	17,991	2,689	15%
Total	$46,271	$41,978	$4,293	10%

State enterprise cost of revenues for the three months ended March 31, 2020 were higher than the corresponding comparable prior year period as the increase in same-state costs drove an increase in both fixed and variable costs. The increase in fixed costs was primarily attributable to higher employee compensation and related costs to support the development and implementation of our outdoor recreation platform in Pennsylvania and Illinois, as well as higher costs in other states. The increase in variable costs was primarily attributable to an increase in credit card interchange fees associated with higher IGS payment processing revenues in New Jersey, among other states.

State enterprise gross profit percentage was 38% for the three months ended March 31, 2020 compared to 40% for the three months ended March 31, 2019. The decrease in the current quarter gross profit percentage was largely attributable to costs to support the development and implementation of our outdoor recreation platform in Pennsylvania and Illinois, and to a decrease in DHR revenues, as further discussed above. We carefully monitor our state enterprise gross profit percentage to strike a balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our state enterprise businesses (which we believe also benefits our stockholders).

Software & Services Cost of Revenues

In the table below, we have categorized our software & services cost of revenues between fixed and variable costs, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended March 31,
(dollar amounts in thousands)	2020	2019	Change	% Change
Fixed costs	$3,248	$2,653	$595	22%
Variable costs	7,476	6,744	732	11%
Total	$10,724	$9,397	$1,327	14%

Software & services cost of revenues for the three months ended March 31, 2020 increased 14% over the comparable prior year period, largely driven by higher fixed costs to support our RxGov and recently-acquired NIC Licensing Solutions businesses and higher variable costs attributable to credit card interchange fees associated with higher payment processing revenues in Texas, which are a part of our payments segment.

Our software & services gross profit percentage was 36% for the three months ended March 31, 2020 compared to 39% for the three months ended March 31, 2019, respectively. The decrease in the current quarter gross margin percentage was largely driven by higher costs to support our RxGov and recently-acquired NIC Licensing Solutions businesses.

Selling & Administrative

Selling & administrative expenses for the three months ended March 31, 2020 were $8.1 million, a $1.9 million or 19%, decrease from the comparable prior year period. As a percentage of total consolidated revenues, selling & administrative expenses were 9% for the three months ended March 31, 2020 compared to 12% for the three months ended March 31, 2019. The decrease in the current year, in both dollars and as a percentage of revenue, was primarily driven by executive severance in the prior year totaling $2.6 million. The severance costs consisted of a one-time cash payment of $1.5 million and $1.1 million of stock-based compensation expense associated with the accelerated vesting of certain restricted stock awards.

Enterprise Technology & Product Support

Enterprise technology & product support expenses for the three months ended March 31, 2020 were $7.3 million, an increase of $0.8 million, or 13%, compared to the same period in the prior year, primarily driven by higher personnel costs to support product development and enhance Company-wide information technology. As a percentage of total consolidated revenues, enterprise technology & product support expenses were 8% for all periods presented.

Depreciation & Amortization

	Three Months Ended March 31,
(dollar amounts in thousands)	2020	2019	Change	% Change
Depreciation	$1,001	$1,025	$(24)	(2)%
Amortization	2,481	1,396	1,085	78%
Depreciation & amortization	$3,482	$2,421	$1,061	44%

Depreciation & amortization expenses increased 44%, or $1.1 million, for the three months ended March 31, 2020 compared to the same period in the prior year, driven primarily by intangible asset amortization related to the Leap Orbit asset acquisition and Complia business acquisition, which increased a combined $0.7 million over the comparable prior year period, as well as the amortization of capitalized software development costs related to enterprise product and platform investments made in prior periods.

As a percentage of total consolidated revenues, depreciation & amortization expenses were 4% for the three months ended March 31, 2020 compared to 3% for the three months ended March 31, 2019. The increase was driven by the increase in amortization expense as described above.

Interest Income

Interest income was $0.4 million for the three months ended March 31, 2020, down from $0.6 million for the three months ended March 31, 2019, due mainly to a decrease in interest rates on our average cash balance following the Federal Reserve's emergency cuts to the federal funds rate made in March 2020 in response to the COVID-19 pandemic. As a result, we expect interest income, if any, for the remainder of the year to be insignificant.

Income Taxes

Our effective tax rate was 24.5% for the three months ended March 31, 2020 compared to 26.2% for three months ended March 31, 2019. The higher effective tax rate in the prior year period was primarily driven by executive severance costs, as further discussed above, a significant portion of which were not deductible for income tax purposes.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities were $16.9 million for the first quarter of 2020 compared to $1.1 million for the first quarter of 2019. The increase was mainly the result of fluctuations in working capital mainly associated with the timing of payments to and receipts from our government partners.

Investing Activities

Cash flows used in investing activities were $3.3 million for the first quarter of 2020 compared to $5.6 million for the first quarter of 2019. The decrease was primarily due to cash paid to acquire software technology in the Leap Orbit asset acquisition in the prior year totaling approximately $1.7 million.

Financing Activities

Cash flows used in financing activities were $10.4 million for the first quarter of 2020 compared to $6.6 million for the first quarter of 2019. The increase in the first quarter of 2020 was primarily due to the repurchase of our shares totaling $3.9 million and an increase in our quarterly dividend payment of $0.7 million. Additionally, we paid $1.9 million in 2020 in tax withholdings related to the vesting of employee stock-based compensation awards compared to $2.6 million in 2019.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, was $216.0 million at March 31, 2020, compared to $212.1 million at December 31, 2019. The increase in our working capital was primarily due to cash generated from operations in the period. Our current ratio, defined as current assets divided by current liabilities, was 2.8 and 3.1 at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020, our cash balance was $217.6 million compared to $214.4 million at December 31, 2019. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and potential dividend payments for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.8 million in available capacity to issue additional letters of credit and $9.8 million of unused borrowing capacity at March 31, 2020 under the Credit Agreement. We were in compliance with all of our covenants under the Credit Agreement at March 31, 2020.

At March 31, 2020, we were bound by performance bond commitments totaling approximately $25.2 million on certain government contracts and other business relationships.

We currently expect our capital expenditures to range from approximately $6.0 million to $7.0 million in fiscal year 2020, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our state enterprise businesses including equipment upgrades and enhancements, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, software licenses, and office equipment. We currently expect our capitalized internal-use software development costs to range from approximately $9.0 million to $10.0 million in fiscal year 2020. This estimate includes costs related to the enhancement of centralized customer management, billing and payment processing solutions that support our business operations and accounting systems in addition to our citizen-centric Gov2Go enterprise platform, enterprise microservices platform and enterprise licensing and permitting platform.

Dividends

We paid dividends of $0.09 and $0.08 per common share during the first quarter of 2020 and 2019, respectively. The total cash dividends paid during the first quarter of 2020 and 2019 were $6.1 million and $5.4 million, respectively.

On April 23, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.09 per share, payable to stockholders of record as of June 11, 2020. The dividend, which is expected to total approximately $6.1 million, will be paid on June 25, 2020, out of our available cash.

Share Repurchase

In March 2018, the Company announced that its Board of Directors authorized a stock repurchase program allowing us to repurchase up to $25 million of common stock. During the three months ended March 31, 2020, we purchased an aggregate of 241,180 shares under the repurchase program at a weighted average purchase price of $16.33 for a total value of $3.9 million. The remaining $21.1 million of value authorized under the repurchase program remains available for share repurchases.

Future Financing

We may need to raise additional capital within the next 12 months to further:

•fund operations if unforeseen shortfalls in revenues or higher costs arise;
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

Off-Balance Sheet Arrangements and Contractual Obligations

We had unused outstanding letters of credit totaling approximately $0.2 million at March 31, 2020.

As of March 31, 2020, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020. While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts, except for our headquarters. We have income tax uncertainties of approximately $5.1 million at March 31, 2020. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies from the information provided under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk.
Our results of operations are exposed to financial market risks due primarily to changes in interest rates on our interest-bearing cash accounts. We currently have no principal amounts of indebtedness outstanding under our line of credit.
Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. Based on our cash balances as of March 31, 2020, a one percent change in interest rates would not have a significant impact on our cash flows or results of operations.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising from the operation of our business that is considered routine and incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business, results of operations, financial condition or cash flow.

ITEM 1A. RISK FACTORS

Except as otherwise described herein, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The continued spread of novel coronavirus disease 19 (“COVID-19"), or any similar widespread infectious disease outbreak, could harm our operations.

In January 2020, the World Health Organization (“WHO”) declared COVID-19 a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. An outbreak and spread of COVID-19, or any similar widespread infectious disease outbreak, could harm our operations in a variety of ways, which may include the following, without limitation:
•While historically our revenues and earnings have been relatively predictable as a result of our recurring transaction-based business model, we anticipate the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods.
•As the COVID-19 pandemic progresses in the United States and negatively affects business and citizen consumers who use the digital services we operate on behalf of our government partners, we have experienced a decrease in volumes for certain services. If certain of our high volume, commercially valuable services we operate on behalf of our government partners experience a further decrease in volumes, such as the driver history record service we operate in the vast majority of our enterprise states and the federal Pre-Employment Screening Program we operate on behalf of the Department of Transportation Federal Motor Carrier Safety Administration, our revenues and profits could decline.
•Several government agency partners are allowing citizens 60 to 90 day extensions for certain required filings and renewals. The actions have impacted the amount and timing of the revenues we recognize for these services, and we expect these trends to continue for at least the next several months. If our government partners were to reduce fees for digital services to its citizens, or allow for citizens to further defer the payment for licenses, permits or registrations, it may reduce or defer the portion of fees we earn for providing digital government services.
•We generate a portion of our revenue from in-person transactions at brick-and-mortar government agency offices (over-the-counter or “OTC”), many of which are currently closed. To the extent the locations where these OTC transactions take place remain closed, we would not be able to be able to execute transactions in this way. There can be no assurance that a decrease in OTC transactions would result in a proportional increase in online digital transactions for the same service, and thus our revenues and profits could decline.
•To the extent that transactions from digital sources increase as fewer citizens and businesses chose in-person transactions, it may strain our technological resources, which may require us to make additional IT infrastructure and bandwidth investments, which may require substantial financial resources and require significant management attention.
•The closing of local, state or national parks and recreation areas has reduced the fees we earn for providing digital reservations, permits, park entrance fees or other authorizations for park or recreation experiences. To the extent local, state or national parks and recreation areas remain closed or the threat of COVID-19 reduces demand for future travel, the fees we earn on such digital reservations, permits, park entrance fees and other authorizations may continue to decline.
•In response to COVID-19 concerns, we have imposed strict travel restrictions, temporarily closed all our offices and shifted to remote operations to ensure social distancing and the health and safety of our employees which may have negative impacts on our business development efforts. Most of our government partners and potential government partners have implemented similar measures, which may limit our ability to provide or sell our services to them. Our government partners may also delay or cancel purchasing decisions or projects in light of uncertainties arising from the COVID-19 outbreak.

•Remote work-from-home restrictions makes us more dependent on certain technologies that allow us to operate our business remotely and collaborate without face-to-face meetings both internally and with our customers. To the extent we may experience a technological disruption in our work-from-home capabilities, we would anticipate a negative impact on our business operations. Further, to the extent supply chains are disrupted, it may become more difficult to provide necessary technology to our employees working from remote locations.
•If one of our key employees or executive officers were to contract an infectious disease that impacted their ability to work for an extended period, even with an adequate succession plan, it could harm our business until that employee or executive officer recovers or until a permanent replacement is found. Hiring and training new employees may require substantial resources and management attention, particularly in a remote workforce situation. Further, because we are self-insured for healthcare, the medical costs associated with treating our employees that contract an infectious disease such as COVID-19 could be significant.
•To the extent a widespread infectious disease outbreak such as COVID-19 impacts the economic conditions in the United States, our partners could have less funding for digital government services, which may reduce the revenues we recognize for those services.
•COVID-19 has negatively affected the economic conditions in the United States and resulted in the Federal Reserve lowering interest rates to near zero, which has reduced the interest income we earn on our investable cash and increased the amount of fees we pay for commercial banking services. Any reduction in the earnings credit rate set by our commercial banking partners, which a bank calculates on non-interest bearing customer deposits and uses to offset service charges, could further increase fees we pay for commercial banking services.
•The stock market has been unusually volatile during the COVID-19 outbreak and such volatility may continue, which may negatively affect our stock price.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, whether the virus recurs seasonally, and the impact of these and other factors on our employees, government partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the first quarter of 2020, we repurchased and canceled 241,180 shares at an aggregate cost of approximately $3.9 million pursuant to our previously announced stock buyback program and acquired and canceled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
January 1 - January 31, 2020	7,606	(2)	$22.06	-	$25,000
February 1 - February 29, 2020	83,376	(2)	20.33	-	25,000
March 1 - March 31, 2020	241,180		16.33	241,180	21,062
Total	332,162		17.47	241,180

(1) In March 2018, we announced that our Board of Directors had authorized a stock buyback program allowing the Company to repurchase up to $25 million of our common stock. Share repurchases may be made in the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements and may be made under a Rule 10b5-1 plan.

(2) Shares of common stock surrendered by employees to the Company to pay income taxes due upon the vesting of restricted stock. The Company canceled these shares.

ITEM 5. OTHER INFORMATION

We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 5.07, “Submission of Matters to a Vote of Security Holders.”

At the 2020 Annual Meeting of Stockholders of the Company held on April 27, 2020, stockholders of the Company voted on three proposals and cast their votes as described below. The proposals are described in the Company’s definitive proxy statement filed with the SEC on March 12, 2020.

Proposal 1

The following directors were elected to serve until the 2020 Annual Meeting of Stockholders and until their successors are elected and qualified, as set forth below:

Name	For	Withheld	Broker Non-Votes
Harry H. Herington	54,784,068	1,963,233	5,610,119
Art N. Burtscher	55,516,086	1,231,215	5,610,119
Venmal (Raji) Arasu	53,998,206	2,749,095	5,610,119
C. Brad Henry	53,847,314	2,899,987	5,610,119
Alexander C. Kemper	55,711,251	1,036,050	5,610,119
William M. Lyons	52,605,041	4,142,260	5,610,119
Antony Scott	54,002,531	2,744,770	5,610,119
Jayaprakash Vijayan	56,431,956	315,345	5,610,119
Pete Wilson	53,385,147	3,362,154	5,610,119

Proposal 2

Company stockholders approved, on an advisory basis, the compensation of the Company’s named executive officers as set forth in the Company’s proxy statement for the 2020 Annual Meeting of Stockholders, as set forth below:

For	Against	Abstentions	Broker Non-Votes
54,773,610	1,887,726	85,965	5,610,119

Proposal 3

Company stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2020, as set forth below:

For	Against	Abstentions	Broker Non-Votes
62,088,005	248,092	21,323	—

ITEM 6.  EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101	The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Xtensible Business Reporting Language) includes (i) Consolidated Balance Sheets at March 31, 2020 (unaudited) and December 31, 2019, (ii) Consolidated Statements of Income (unaudited) for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited) for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2020 and 2019, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (included as Exhibit 101).

* Filed herewith.

** Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated:	April 28, 2020	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer