Form 10-Q
period 2020-06-30
NIC INC
filed 2020-07-29
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
Or
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

On July 24, 2020, the registrant had 67,021,356 shares of common stock outstanding.

NIC INC.
Form 10-Q for the Quarter Ended June 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$220,351	$214,380
Trade accounts receivable, net	106,537	85,399
Prepaid expenses & other current assets	13,364	12,944
Total current assets	340,252	312,723
Property and equipment, net	10,656	10,091
Right of use lease assets, net	10,957	10,778
Intangible assets, net	21,937	22,398
Goodwill	5,965	5,965
Other assets	1,244	404
Total assets	$391,011	$362,359

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$75,896	$63,685
Accrued expenses	27,781	25,940
Lease liabilities	3,905	3,776
Other current liabilities	8,772	7,191
Total current liabilities	116,354	100,592

Deferred income taxes, net	2,862	2,463
Lease liabilities	7,453	7,373
Other long-term liabilities	5,913	6,003
Total liabilities	132,582	116,431

Commitments and contingencies (Notes 2, 3 and 6)	—	—

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized, 67,019 and 66,968 shares issued and outstanding	7	7
Additional paid-in capital	125,404	123,208
Retained earnings	133,018	122,713
Total stockholders' equity	258,429	245,928
Total liabilities and stockholders' equity	$391,011	$362,359

See accompanying notes to unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Revenues:
State enterprise revenues	$77,804	$74,871	$152,215	$144,724
Software & services revenues	15,785	16,695	32,493	32,023
Total revenues	93,589	91,566	184,708	176,747
Operating expenses:
State enterprise cost of revenues, exclusive of depreciation & amortization	45,876	45,081	92,147	87,060
Software & services cost of revenues, exclusive of depreciation & amortization	10,344	10,525	21,069	19,922
Selling & administrative	8,316	8,356	16,379	18,320
Enterprise technology & product support	7,201	6,745	14,455	13,190
Depreciation & amortization	3,473	3,130	6,955	5,551
Total operating expenses	75,210	73,837	151,005	144,043
Operating income	18,379	17,729	33,703	32,704
Other income:
Interest income	—	577	389	1,181
Income before income taxes	18,379	18,306	34,092	33,885
Income tax provision	4,583	3,846	8,433	7,923
Net income	$13,796	$14,460	$25,659	$25,962

Basic net income per share	$0.20	$0.21	$0.38	$0.38
Diluted net income per share	$0.20	$0.21	$0.38	$0.38

Weighted average shares outstanding:
Basic	66,999	66,940	66,993	66,806
Diluted	66,999	66,940	66,993	66,806

See accompanying notes to unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2020	66,968	$7	$123,208	$122,713	$245,928
Net cumulative effect of adoption of accounting standard (Note 2)	—	—	—	339	339
Net income	—	—	—	11,863	11,863
Dividends declared	—	—	—	(6,105)	(6,105)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	35	(35)	—
Dividend equivalents canceled upon forfeiture of performance-based restricted stock awards	—	—	(84)	84	—
Restricted stock vestings	228	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(91)	—	(1,865)	—	(1,865)
Repurchase of shares	(241)	—	(439)	(3,505)	(3,944)
Stock-based compensation	—		1,319	—	1,319
Issuance of common stock under employee stock purchase plan	104	—	1,509	—	1,509
Balance, March 31, 2020	66,968	7	123,683	125,354	249,044
Net income	—	—	—	13,796	13,796
Dividends declared	—	—	—	(6,097)	(6,097)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	35	(35)	—
Restricted stock vestings	53	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(2)	—	(53)	—	(53)
Stock-based compensation	—	—	1,739	—	1,739
Balance, June 30, 2020	67,019	$7	$125,404	$133,018	$258,429

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

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$25,659	$25,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	6,955	5,551
Stock-based compensation expense	3,058	3,703
Deferred income taxes	282	976
Provision (recoveries) for losses on accounts receivable	1,043	(148)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(21,725)	(31,613)
Prepaid expenses & other current assets	(420)	1,130
Other assets	1,411	2,191
Accounts payable	12,211	23,616
Accrued expenses	1,841	(1,439)
Other current liabilities	970	32
Other long-term liabilities	(1,700)	(2,190)
Net cash provided by operating activities	29,585	27,771

Cash flows from investing activities:
Purchases of property and equipment	(2,540)	(2,831)
Business combination	—	(10,000)
Asset acquisition	—	(3,486)
Capitalized software development costs	(4,520)	(4,607)
Net cash used in investing activities	(7,060)	(20,924)

Cash flows from financing activities:
Cash dividends on common stock	(12,202)	(10,818)
Proceeds from employee common stock purchases	1,509	1,443
Shares surrendered upon vesting of restricted stock to satisfy tax withholdings	(1,917)	(2,637)
Repurchase of shares	(3,944)	—
Net cash used in financing activities	(16,554)	(12,012)

Net increase (decrease) in cash	5,971	(5,165)
Cash, beginning of period	214,380	191,700
Cash, end of period	$220,351	$186,535

Other cash flow information:
Non-cash activities:
Contingent consideration - business combination	$—	$960
Cash payments:
Income taxes paid, net	$5,189	$6,925
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

Certain amounts in the consolidated statements of income for the three and six months ended June 30, 2019 were reclassified to conform to the current year presentation. In 2020, the Company began classifying its Texas payment processing contract in the software & services category. The Company reclassified $8.0 million and $15.4 million of revenues for the three and six months ended June 30, 2019, respectively, and $7.2 million and $13.9 million of cost of revenues for the three and six months ended June 30, 2019, respectively, from this contract from the state enterprise category to the software & services category. The reclassification had no impact on net income or cash flows for the periods ended June 30, 2019.

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

The following table summarizes, by reportable and operating segment, the principal activities from which the Company generates revenue for the three months ended June 30 (in thousands):

2020	State Enterprise	Payments	All Other	Consolidated Total
IGS	$50,055	$—	$—	$50,055
DHR	20,607	—	—	20,607
Other	—	9,713	4,838	14,551
Total transaction-based	70,662	9,713	4,838	85,213
Development services	5,904	—	—	5,904
Fixed-fee services	1,238	—	1,234	2,472
Total revenues	$77,804	$9,713	$6,072	$93,589

2019	State Enterprise	Payments	All Other	Consolidated Total
IGS	$47,595	$—	$—	$47,595
DHR	23,396	—	—	23,396
Other	—	9,884	5,996	15,880
Total transaction-based	70,991	9,884	5,996	86,871
Development services	2,642	—	—	2,642
Fixed-fee services	1,238	—	815	2,053
Total revenues	$74,871	$9,884	$6,811	$91,566

The following table summarizes, by reportable and operating segment, the principal activities from which the Company generates revenue for the six months ended June 30 (in thousands):

2020	State Enterprise	Payments	All Other	Consolidated Total
IGS	$98,243	$—	$—	$98,243
DHR	43,456	—	—	43,456
Other	—	19,729	10,304	30,033
Total transaction-based	141,699	19,729	10,304	171,732
Development services	8,041	—	—	8,041
Fixed-fee services	2,475	—	2,460	4,935
Total revenues	$152,215	$19,729	$12,764	$184,708

2019	State Enterprise	Payments	All Other	Consolidated Total
IGS	$90,347	$—	$—	$90,347
DHR	47,081	—	—	47,081
Other	—	19,237	11,529	30,766
Total transaction-based	137,428	19,237	11,529	168,194
Development services	4,821	—	—	4,821
Fixed-fee services	2,475	—	1,257	3,732
Total revenues	$144,724	$19,237	$12,786	$176,747

Transaction-based Revenues

Under the majority of contracts with its government partners, the Company agrees to provide continuous access to digital government services that allow consumers to complete secure transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report, in exchange for transaction-based fees. The Company satisfies its performance obligation by providing access to applications over the contractual term and by processing transactions as they are initiated by consumers. The performance obligation is satisfied when the Company provides the access and it is used by the consumer.

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

Under its development services contracts, the Company typically does not have significant future performance obligations that extend beyond one year. As of June 30, 2020, the total transaction price allocated to unsatisfied performance obligations was approximately $6.7 million.

Fixed-fee Services Revenues

Fixed-fee services revenues primarily consist of revenues from providing recurring fixed fee digital government services to the Company’s government partner in Indiana and other contracts for software-as-a-service (“SaaS”) subscription-based services in the Company's software & services businesses. As of June 30, 2020, the Company’s Indiana contract had unsatisfied performance obligations for one month. The total transaction price allocated to the unsatisfied performance obligation is not significant.

The subscription-based service contracts in the Company's software & services businesses are a fixed-fee single performance obligation to provide government partners continuous access to digital services. As of June 30, 2020, the unsatisfied performance obligations related to these contracts was $18.8 million, which will be recognized over the term of such contracts, generally 1 - 5 years.

Unearned Revenues

Unearned revenues at June 30, 2020 and December 31, 2019 were approximately $4.6 million and $3.8 million, respectively. The change in the deferred revenue balance for the six months ended June 30, 2020 is primarily driven by $5.2 million of cash payments received or due in advance of satisfying the Company's performance obligations, offset by $4.4 million of revenues recognized that were previously included in deferred revenue.

Trade accounts receivable

The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The Company calculates this allowance based on its history of write-offs, and its relationship with, and the expected future economic status of, its customers. Trade accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The Company’s allowance for doubtful accounts at June 30, 2020 and December 31, 2019 was approximately $1.8 million and $1.2 million, respectively.

3.  GOVERNMENT CONTRACTS

State enterprise contracts

The Company’s state enterprise contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government. The Company’s primary business obligation under these contracts is generally to design, build, and operate digital government services on an enterprise-wide basis on behalf of government entities desiring to provide access to government information and to digitally complete government-based transactions and payments. NIC typically markets the services and solicits consumers to complete government-based transactions and to enter into subscriber contracts permitting the user to access online applications and the government information contained therein in exchange for transactional and/or subscription user fees. The Company enters into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the online transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. The Company has limited control over the level of fees it is permitted to retain.

The Company is typically responsible for funding the up-front development and ongoing operations and maintenance costs of digital government services and generally owns all the intellectual property in connection with the applications developed under these contracts. After completion of a defined contract term or upon termination for cause, the government partner typically receives a perpetual, royalty-free license to use the applications built by the Company only in its own state. However, certain enterprise applications, proprietary customer management, billing, payment processing and other software applications that the Company has developed and standardized centrally are provided to government partners on a SaaS basis, and thus would not be included in any royalty-free license. If the Company’s contract expires after a defined term or if its contract is terminated by a government partner for cause, the government agency would be entitled to take over the applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 15 contracts under which the Company provides enterprise-wide digital government services, as well as the Company’s contract with the Federal Motor Carrier Safety Administration (“FMCSA”), can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 56% and 58% of the Company’s total consolidated revenues for the three and six months ended June 30, 2020. If any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee to continue to use the Company’s applications.

Under a typical state enterprise contract, the Company is required to fully indemnify its government partners against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

Software & services contracts

The Company’s subsidiary NIC Federal, LLC has a contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide using a transaction-based business model.

Expiring contracts

There are currently 9 state enterprise contracts, as well as the Company's contract with the FMCSA, that have expiration dates within the 12-month period following June 30, 2020. Collectively, revenues generated from these contracts represented approximately 27% and 28% of the Company’s total consolidated revenues for the three and six months ended June 30, 2020. Although six of these state enterprise contracts have renewal provisions, any renewal is at the option of the Company’s government partner. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

Performance Bond Commitments

At June 30, 2020, the Company was bound by performance bond commitments totaling approximately $25.2 million on certain government contracts and other business relationships.

4.  EARNINGS PER SHARE

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled 0.7 million for both the three and six months ended June 30, 2020 and 2019. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$13,796	$14,460	$25,659	$25,962
Less: Income allocated to participating securities	(146)	(160)	(276)	(286)
Net income available to common stockholders	$13,650	$14,300	$25,383	$25,676
Denominator:
Weighted average shares - basic	66,999	66,940	66,993	66,806
Performance-based restricted stock awards	—	—	—	—
Weighted average shares - diluted	66,999	66,940	66,993	66,806

Basic net income per share:	$0.20	$0.21	$0.38	$0.38

Diluted net income per share:	$0.20	$0.21	$0.38	$0.38

5.  STOCKHOLDERS’ EQUITY

The Company's Board of Directors declared and paid the following dividends during the three and six months ended June 30, 2020 and 2019 (payment amount in millions):

Declaration Date	Dividend per Share	Record Date	Payment Date	Payment Amount
April 23, 2020	$0.09	June 11, 2020	June 25, 2020	$6.1
January 27, 2020	$0.09	March 4, 2020	March 18, 2020	$6.1
May 7, 2019	$0.08	June 11, 2019	June 25, 2019	$5.4
January 28, 2019	$0.08	March 5, 2019	March 19, 2019	$5.4

On July 27, 2020, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.09 per share, payable to stockholders of record as of September 8, 2020. The dividend, which is expected to total approximately $6.1 million, will be paid on September 22, 2020, out of the Company’s available cash.

Share Repurchase

In March 2018, the Company announced that its Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $25 million of common stock. During March 2020, the Company repurchased and retired 241,180 shares at a weighted average purchase price of $16.33 for a total value of $3.9 million under the repurchase program. The Company made no other repurchases under its share repurchase program.

6.  INCOME TAXES

The Company's effective tax rate was 24.9% and 24.7% for the three and six months ended June 30, 2020, respectively, compared to 21.0% and 23.4% for the three and six months ended June 30, 2019, respectively. The Company's effective tax rate for the three and six months ended June 30, 2020 was higher than the federal statutory rate of 21% primarily due to state income taxes and non-deductible expenses. For the three months ended June 30, 2019, the effective tax rate was the same as the federal statutory rate and was impacted by the release of uncertain tax positions as a result of the completion of an IRS examination of the Company's 2016 consolidated U.S. federal income tax return, which resulted in no changes to the Company's previously filed return. The Company remains subject to U.S. federal examination for amended tax returns filed in 2016 and the tax years ending after December 31, 2016. For the six months ended June 30, 2019, the effective tax rate was higher than the federal statutory rate and was impacted by approximately $2.6 million of executive severance costs incurred in the first quarter of 2019, as previously disclosed, a significant portion of which were not deductible for income tax purposes.
7.  STOCK BASED COMPENSATION

During the six months ended June 30, 2020, the Compensation Committee of the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 265,293 shares with a grant-date fair value totaling approximately $5.5 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. In addition, during the first half of 2020, non-employee directors of the Company were granted service-based restricted stock awards totaling 33,456 shares with a grant-date fair value of approximately $0.8 million.
Such restricted stock awards vest one year from the date of grant. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company records forfeitures when they occur.

During the six months ended June 30, 2020, the Compensation Committee of the Board of Directors of the Company granted performance-based restricted stock awards to certain executive officers pursuant to the terms of the Company’s executive compensation program totaling 137,052 shares with a grant-date fair value totaling approximately $2.8 million. This represents the maximum number of shares the executive officers can earn at the end of a three-year performance period ending December 31, 2022. The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
State enterprise cost of revenues, exclusive of depreciation & amortization	$400	$395	$758	$757
Software & services cost of revenues, exclusive of depreciation & amortization	42	21	69	56
Selling & administrative	1,087	857	1,856	2,572
Enterprise technology & product support	210	158	375	318
Total stock-based compensation expense	$1,739	$1,431	$3,058	$3,703

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

The State Enterprise reportable segment generally includes the Company’s subsidiaries operating digital government services on an enterprise-wide basis for state and local governments. The Payments reportable segment includes the Company's subsidiaries in the software & services category that provide certain payment processing-related, transaction-based services to state and local government agencies in states where the Company does not maintain an enterprise-wide contract and to a few private sector entities. The All Other category primarily includes the Company's subsidiaries in the software & services category that provide software development and digital government services, other than those provided on an enterprise-wide basis, to federal agencies, including the Company's contract with the FMCSA to operate the Federal PSP and the Company's subcontract for the Recreation.gov outdoor recreation service, as well as to other state and local governments, including the Company's RxGov prescription drug monitoring business and NIC Licensing Solutions regulatory licensing business. Each of the Company’s businesses within the All Other category is an operating segment and has been grouped together to form the All Other category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all operating segments.

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

The table below reflects summarized financial information for the Company’s reportable segments for the three months ended June 30 (in thousands):

	State Enterprise	Payments	All Other	Other Reconciling Items	Consolidated Total
2020
Revenues	$77,804	$9,713	$6,072	$—	$93,589
Costs & expenses	45,876	7,595	2,749	15,517	71,737
Depreciation & amortization	683	1	1,110	1,679	3,473
Operating income (loss)	$31,245	$2,117	$2,213	$(17,196)	$18,379

2019
Revenues	$74,871	$9,884	$6,811	$—	$91,566
Costs & expenses	45,081	7,880	2,645	15,101	70,707
Depreciation & amortization	648	—	196	2,286	3,130
Operating income (loss)	$29,142	$2,004	$3,970	$(17,387)	$17,729

The table below reflects summarized financial information for the Company’s reportable segments for the six months ended June 30 (in thousands):

	State Enterprise	Payments	All Other	Other Reconciling Items	Consolidated Total
2020
Revenues	$152,215	$19,729	$12,764	$—	$184,708
Costs & expenses	92,147	15,543	5,526	30,834	144,050
Depreciation & amortization	1,382	3	2,185	3,385	6,955
Operating income (loss)	$58,686	$4,183	$5,053	$(34,219)	$33,703

2019
Revenues	$144,724	$19,237	$12,786	$—	$176,747
Costs & expenses	87,060	15,237	4,685	31,510	138,492
Depreciation & amortization	1,283	2	217	4,049	5,551
Operating income (loss)	$56,381	$3,998	$7,884	$(35,559)	$32,704

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

On behalf of our government partners, we enter into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the services we provide (i.e. data access, transaction processing and payment processing services) and the division of revenues between us and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We typically own all the intellectual property related to the applications developed under these contracts. After completion of a defined contract term or upon termination for cause, the government partner typically receives a perpetual, royalty-free license to use the applications and digital government services we built only in its own state. However, certain enterprise applications and proprietary customer management, billing, payment processing or other applications that we have developed and standardized centrally are provided to our government partners on a software-as-a-service (“SaaS”) basis, and thus would not be included in any royalty-free license. If our contract expires after a defined term or if our contract is terminated by our government partner for cause, the government agency would be entitled to take over the owned or licensed applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. In our state enterprise business, we also enter into contracts to provide software development and management services to governments in exchange for agreed-upon fees.

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

SEGMENT INFORMATION

Beginning in the first quarter of 2020, the Company determined that it has two reportable segments: 1) State Enterprise and 2) Payments. Previously, we had one reportable segment, State Enterprise. The change from one to two reportable segments was based on quantitative and qualitative considerations, and was a result of recent changes in our reporting structure to reclassify the Texas payment processing contract from the state enterprise category to the software & services category. The revised segments reflect the way the Company evaluates its business performance and manages its operations. All prior year amounts have been restated to conform to the current year presentation.

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

REVENUES

In our consolidated statements of income, we classify our revenues into two primary categories: 1) state enterprise and 2) software & services. Each of these categories are described below:

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

Software & Services Revenues: We earn revenues from our businesses that provide payment processing services, software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments. Our Software & Services revenues are mainly transaction-based and classified as payments, federal and other. Each of these revenue types is further described below:

•Payments: primarily transaction-based fees from contracts with state and local governments for payment processing-related, transaction-based services that are not part of an enterprise-wide state contract. The majority of revenues from these sources are generally recurring.
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

Cost of Revenues: This consists of all direct costs associated with providing digital government services for both the state enterprise and software & services businesses and excludes depreciation and amortization. We categorize costs of revenues between fixed and variable costs:

•Fixed costs include costs such as employee compensation and benefits (including stock-based compensation), subcontractor labor costs, telecommunications costs, travel, provision for losses on accounts receivable, and all other costs associated with the provision of dedicated client service such as dedicated office facilities.

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

Enterprise Technology & Product Support: This category consists primarily of corporate-level expenses (including all forms of compensation and benefits) for our information technology, product and security teams that support our centrally-hosted data center infrastructure and centrally-developed payment processing solutions, government agency vertical products, including outdoor recreation, healthcare and regulatory licensing, and other platform solutions, including our citizen-centric Gov2Go enterprise platform and enterprise microservices and internal development platforms.

Depreciation & Amortization: This category consists of depreciation of fixed assets and amortization of both internally-developed software and assets purchased as part of acquisitions.

NOVEL CORONAVIRUS DISEASE 19 ("COVID-19")

We are monitoring the ongoing COVID-19 pandemic and have been actively working with our government partners to assist them with the impact. As the outbreak progressed in the United States and the vast majority of states issued stay-at-home orders, starting mostly in the latter part of March and continuing through April and most of May, we saw a decrease in volumes for certain services we operate on behalf of our government partners, including driver history record services and interactive government services, the federal Pre-Employment Screening Program we operate on behalf of the Department of Transportation Federal Motor Carrier Safety Administration, and the federal Recreation.gov outdoor recreation service we operate as a subcontractor in conjunction with Booz Allen Hamilton, among other services. We also saw a shift from certain in-person, over-the-counter transactions conducted in brick-and-mortar government offices, many of which were temporarily closed, to those we manage digitally online for our government agency partners. In addition, we saw several government agency partners extend deadlines 60 to 90 days for certain required filings and renewals. These actions negatively impacted the volume of transaction we processed and the amount of revenues we recognized for many services in March and throughout the second quarter of 2020. However, we saw an improvement in volumes for many services starting in late May and continuing throughout June as stay-at-home orders were lifted, federal parks began to reopen and extensions for certain required filings and renewals expired. We currently anticipate the COVID-19 pandemic may have a prolonged negative impact on broader economic conditions in the United States, which may impact our results of operations in the future. While we have not incurred any significant disruptions to our business activities or services, we have temporarily restricted all business travel, closed all Company offices and shifted to remote operations for an indefinite period to ensure social distancing and the health and safety of our employees. We believe we are currently operating efficiently and continue to effectively manage the overall impact of the pandemic on our business with a remote workforce. We continue to actively monitor the situation and assess further possible implications to our business and we will continue to take aggressive actions to mitigate potential adverse consequences, such as operational contingency planning and testing, key personnel succession planning, enhanced employee and government partner communication protocols, travel restrictions and cost containment efforts to buffer potential revenue declines. See “Risk Factors” in Part II, Item 1A of this report for additional discussion of the risks associated with the COVID-19 pandemic and those "Risk Factors" described in Part I, Item 1A in our Annual Report on Form 10-K filed on February 20, 2020 with the SEC for those risks related to a prolonged economic slowdown, among other risk factors.

RESULTS OF OPERATIONS

The discussion below focuses on our consolidated results of operations for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019.

Total Revenues

In the table below, we have categorized our revenue by the two main categories included in the consolidated statements of income with the corresponding percentage change from the comparative prior year period:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollar amounts in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
State enterprise revenues	$77,804	$74,871	$2,933	4%	$152,215	$144,724	$7,491	5%
Software & services revenues	15,785	16,695	(910)	(5)%	32,493	32,023	470	1%
Total	$93,589	$91,566	$2,023	2%	$184,708	$176,747	$7,961	5%

Recurring revenues as % of total revenues	94%	97%			96%	97%

State Enterprise Revenues

In the table below, we have categorized our state enterprise revenues according to the underlying source of revenue, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollar amounts in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
IGS transaction-based	$50,055	$47,595	$2,460	5%	$98,243	$90,347	$7,896	9%
DHR transaction-based	20,607	23,396	(2,789)	(12)%	43,456	47,081	(3,625)	(8)%
Development services	5,904	2,642	3,262	123%	8,041	4,821	3,220	67%
Fixed-fee services	1,238	1,238	—	—%	2,475	2,475	—	—%
Total	$77,804	$74,871	$2,933	4%	$152,215	$144,724	$7,491	5%

The following table summarizes key financial metrics for state enterprise revenues. For the three and six months ended June 30, 2020, the results of the Illinois contract were excluded from the same-state category because it did not generate comparable revenues for two full comparable periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Same-state IGS revenue growth	5%	14%	9%	15%
Same-state DHR revenue growth (decline)	(12)%	4%	(8)%	4%
Same-state revenue growth - other services*	87%	3%	46%	—%
Same-state revenue growth - total	4%	10%	5%	10%
* Represents the combined growth of development services and fixed-fee services revenues.

State enterprise revenues for the three months ended June 30, 2020 increased 4% from the comparable prior year period driven by a 4% increase in same-state revenues, including an increase in development services revenue primarily related to pandemic unemployment services provided to the Commonwealth of Virginia, partially offset by a decline in same-state DHR revenues.

The 4% increase in same-state revenues for the three months ended June 30, 2020 was mainly due to higher revenues in Virginia, Wisconsin and Mississippi, among other states. Same-state IGS revenues increased 5% for the three months ended June 30, 2020 due, in part, to the new motor vehicle titling and registration service in Wisconsin, which launched in the fourth quarter of 2019, and to strong demand for hunting and fishing licensing services in several states, among other services. Same-state IGS revenues declined 14% in April 2020 as a result of COVID-19 stay-at-home orders and other restrictions on business and citizen users of digital government services we manage on behalf of our government partners. However, same-state IGS revenues increased 8% and 25% in May and June of 2020, respectively, as stay at home orders began to be lifted and pandemic-related extensions of deadlines granted by our government partners for certain required filings and renewals expired. Same-state DHR revenues declined 12% for the three months ended June 30, 2020 due to lower volumes across several states, which was most significant in the first half of the quarter, as a result of the impact of COVID-19 on the auto insurance industry and associated data resellers, resulting in lower volumes from these entities, who are the primary customers of state motor vehicle driving records. Same-state DHR revenues declined 15%, 16% and 5% in the months of April, May and June of 2020, respectively. Same-state revenue growth for other services increased 87% for the three months ended June 30, 2020 primarily due to pandemic unemployment services provided to the Commonwealth of Virginia.

State enterprise revenues for the six months ended June 30, 2020 increased 5% from the comparable prior year period driven by a 5% increase in same-state revenues, including an increase in development services revenue primarily related to pandemic unemployment services provided to the Commonwealth of Virginia, partially offset by a decline in same-state DHR revenues.

The 5% increase in same-state revenues for the six months ended June 30, 2020 was mainly due to higher revenues in Virginia, Wisconsin and New Jersey, among other states. Same-state IGS revenues increased 9% for the six months ended June 30, 2020 due, in part, to the new motor vehicle titling and registration service in Wisconsin, strong demand for hunting and fishing licensing services in several states and an increase in payment processing revenues in New Jersey, among other services. Same-state DHR revenues declined 8% for the six months ended June 30, 2020 due to lower revenues across several states as a result of the impact of COVID-19 on the auto insurance industry and associated data resellers, as discussed above. Same-state revenue growth for other services increased 46% for the six months ended June 30, 2020 primarily due to pandemic unemployment services provided to the Commonwealth of Virginia.

Software & Services Revenues

In the table below, we have categorized our software & services revenues by key business categories, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollar amounts in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Payments	$9,713	$9,884	$(171)	(2)%	$19,729	$19,237	$492	3%
Federal	4,838	5,996	(1,158)	(19)%	10,304	11,529	(1,225)	(11)%
Other	1,234	815	419	51%	2,460	1,257	1,203	96%
Total	$15,785	$16,695	$(910)	(5)%	$32,493	$32,023	$470	1%

Software & services revenues for the three months ended June 30, 2020 decreased 5%, or approximately $0.9 million, from the comparable prior year period primarily driven by a decrease in volumes from our contract with the FMCSA for the federal PSP service due to decreased demand from the trucking industry as a result of the COVID-19 pandemic, partially offset by higher volumes from our subcontracting relationship with Booz Allen Hamilton on its Recreation.gov contract. PSP revenues declined 28%, 35% and 16% in the months of April, May and June of 2020, respectively, and 27% for the three months ended June 30, 2020. Other software & services revenues increased mainly due to the recently-acquired regulatory licensing business rebranded as NIC Licensing Solutions (acquired in May 2019) and higher volumes from our subcontracting relationship with Booz Allen Hamilton on its Recreation.gov contract.

Software & services revenues for the six months ended June 30, 2020 increased 1%, or approximately $0.5 million, over the comparable prior year period and was primarily driven by an increase in other software & services revenues mainly due to the recently-acquired regulatory licensing business rebranded as NIC Licensing Solutions and higher revenues from RxGov prescription drug monitoring contracts in Maryland and Nebraska. This increase was partially offset by a decrease in volumes from our contract with the FMCSA due to decreased demand from the trucking industry for the PSP service as a result of the COVID-19 pandemic.

State Enterprise Cost of Revenues

In the table below, we have categorized our state enterprise cost of revenues between fixed and variable costs, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollar amounts in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Fixed costs	$27,624	$25,194	$2,430	10%	$53,215	$49,182	$4,033	8%
Variable costs	18,252	19,887	(1,635)	(8)%	38,932	37,878	1,054	3%
Total	$45,876	$45,081	$795	2%	$92,147	$87,060	$5,087	6%

The increase in fixed costs for the three and six months ended June 30, 2020 was primarily attributable to higher employee compensation as well as higher costs in Virginia for call center subcontractors required for pandemic unemployment services. The increase in fixed costs for the six months ended June 30, 2020 was also impacted by higher costs to support the development and implementation of our outdoor recreation platform in Pennsylvania and Illinois. The decrease in variable costs for the three months ended June 30, 2020 was primarily attributable to a decrease in credit card interchange fees associated with lower IGS payment processing revenues in several states resulting from the COVID-19 pandemic, most notably in New Jersey and Indiana.

State enterprise gross profit percentage was 41% for the three months ended June 30, 2020 and 39% for the six months ended June 30, 2020 compared to 40% for the three and six months ended June 30, 2019. We carefully monitor our state enterprise gross profit percentage to strike a balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our state enterprise businesses (which we believe also benefits our stockholders).

Software & Services Cost of Revenues

In the table below, we have categorized our software & services cost of revenues between fixed and variable costs, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollar amounts in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Fixed costs	$3,303	$3,411	$(108)	(3)%	$6,552	$6,064	$488	8%
Variable costs	7,041	7,114	(73)	(1)%	14,517	13,858	659	5%
Total	$10,344	$10,525	$(181)	(2)%	$21,069	$19,922	$1,147	6%

Software & services cost of revenues for the three and six months ended June 30, 2020 decreased 2% and increased 6% over the comparable prior year periods. The increase for the six months ended June 30, 2020 was largely driven by higher fixed costs to support our RxGov and recently-acquired NIC Licensing Solutions businesses and higher variable costs attributable to credit card interchange fees associated with higher payment processing revenues in Texas, which are a part of our payments segment.

Our software & services gross profit percentage was 34% and 35% for the three and six months ended June 30, 2020, respectively, compared to 37% and 38%, for the three and six months ended June 30, 2019, respectively. The decreases in the gross margin percentages in the current year were largely driven by lower revenue from the federal PSP service resulting from the COVID-19 pandemic, as discussed above, and higher costs to support our RxGov and recently-acquired NIC Licensing Solutions businesses.

Selling & Administrative

Selling & administrative expenses for the three months ended June 30, 2020 were $8.3 million, essentially flat from the comparable prior year period, as a result of travel restrictions and other cost containment efforts at the corporate level to buffer revenue softness resulting from the COVID-19 pandemic. As a percentage of total consolidated revenues, selling & administrative expenses were 9% for both the three months ended June 30, 2020 and June 30, 2019.

Selling & administrative expenses for the six months ended June 30, 2020 were $16.4 million, a decrease of 11%, or $1.9 million. As a percentage of total consolidated revenues, selling & administrative expenses were 9% for the six months ended June 30, 2020 compared to 10% for the six months ended June 30, 2019. The decrease in the current year, in both dollars and as a percentage of revenue, was primarily driven by executive severance costs in the prior year totaling $2.6 million, which consisted of a one-time cash payment of $1.5 million and $1.1 million of stock-based compensation expense associated with the accelerated vesting of certain restricted stock awards, as previously disclosed.

Enterprise Technology & Product Support

Enterprise technology & product support expenses for the three months ended June 30, 2020 were $7.2 million, an increase of $0.5 million, or 7% over the same period in the prior year. Enterprise technology & product support expenses for the six months ended June 30, 2020 were $14.5 million, an increase of $1.3 million, or 10%, over the same period in the prior year. As a percentage of total consolidated revenues, enterprise technology & product support expenses were 8% for three and six months ended June 30, 2020 compared to 7% for the three and six months ended June 30, 2019. The increase in dollars and as a percentage of revenue for the three and six months ended June 30, 2020 was primarily driven by higher personnel costs to support enterprise product and vertical platform development and enhance Company-wide information technology.
.
Depreciation & Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
(dollar amounts in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Depreciation	$973	$1,114	$(141)	(13)%	$1,974	$2,139	$(165)	(8)%
Amortization	2,500	2,016	484	24%	4,981	3,412	1,569	46%
Depreciation & amortization	$3,473	$3,130	$343	11%	$6,955	$5,551	$1,404	25%

Depreciation & amortization expenses increased 11%, or $0.3 million, for the three months ended June 30, 2020 and $1.4 million, or 25%, for the six months ended June 30, 2020 compared to the same periods in the prior year. These increases were driven primarily by intangible asset amortization related to the Complia business acquisition, as well as the amortization of capitalized software development costs related to enterprise product and vertical platform investments made in prior periods.

As a percentage of total consolidated revenues, depreciation & amortization expenses were 4% for the three and six months ended June 30, 2020 compared to 3% for the three and six months ended June 30, 2019. These increases were driven by the increase in amortization expense described above.

Interest Income

Interest income declined in both the three and six months ended June 30, 2020 compared to the prior year period due mainly to a decrease in interest rates on our investable cash following the Federal Reserve's emergency cuts to the federal funds rate to essentially zero in March 2020 in response to the COVID-19 pandemic. As a result, we currently do not expect to generate any interest income on our investable cash for the remainder of the year.

Income Taxes

Our effective tax rate was 24.9% and 24.7% for the three and six months ended June 30, 2020, respectively, compared to 21.0% and 23.4% for three and six months ended June 30, 2019, respectively. The lower effective tax rate in the prior year periods was primarily driven by the release of uncertain tax positions as a result of the completion of an IRS examination of our 2016 consolidated U.S. federal income tax return, which resulted in no changes to our previously filed return. See Note 6, Income Taxes, in the Notes to Unaudited Consolidated Financial Statements.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities were $29.6 million for the first half of 2020 compared to $27.8 million for the first half of 2019. The increase was mainly the result of fluctuations in working capital mainly associated with the timing of payments to and receipts from our government partners and end-user consumers.

Investing Activities

Cash flows used in investing activities decreased to $7.1 million for the first half of 2020 from $20.9 million for the first half of 2019, reflecting cash outlays for the Complia and Leap Orbit acquisitions in the prior year totaling approximately $13.5 million.

Financing Activities

Cash flows used in financing activities were $16.6 million for the first half of 2020 compared to $12.0 million for the first half of 2019. The increase in the first half of 2020 was primarily due to the repurchase of our shares totaling $3.9 million and a $1.4 million an increase in our quarterly dividend payment.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, was $223.9 million at June 30, 2020 compared to $212.1 million at December 31, 2019. The increase in our working capital was primarily due to cash generated from operations in the period. Our current ratio, defined as current assets divided by current liabilities, was 2.9 and 3.1 at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020, our cash balance was $220.4 million compared to $214.4 million at December 31, 2019. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and potential dividend payments for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that will allow us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.8 million in available capacity to issue additional letters of credit and $9.8 million of unused borrowing capacity at June 30, 2020 under the Credit Agreement. We were in compliance with all of our covenants under the Credit Agreement at June 30, 2020.

At June 30, 2020, we were bound by performance bond commitments totaling approximately $25.2 million on certain government contracts and other business relationships.

We currently expect our capital expenditures to range from approximately $5.0 million to $6.0 million in fiscal year 2020, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our state enterprise businesses including equipment upgrades and enhancements, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, software licenses, and office equipment. We currently expect our capitalized internal-use software development costs to range from approximately $9.0 million to $10.0 million in fiscal year 2020. This estimate includes costs related to the enhancement of centralized customer management, billing and payment processing solutions that support our business operations and accounting systems in addition to our citizen-centric Gov2Go enterprise platform, enterprise microservices platform, enterprise licensing and permitting platform and outdoor recreation platform.

Dividends

We paid dividends of $0.18 per common share ($0.09 per quarter) during the first half of 2020 and $0.16 per common share ($0.08 per quarter) during the first half of 2019. The total cash dividends paid during the first half of 2020 and 2019 were $12.2 million and $10.8 million, respectively.

On July 27, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.09 per share, payable to stockholders of record as of September 8, 2020. The dividend, which is expected to total approximately $6.1 million, will be paid on September 22, 2020, out of our available cash.

Share Repurchase

In March 2018, the Company announced that its Board of Directors authorized a stock repurchase program allowing us to repurchase up to $25 million of common stock. During March 2020, we purchased an aggregate of 241,180 shares under the repurchase program at a weighted average purchase price of $16.33 for a total value of $3.9 million. The remaining $21.1 million of value authorized under the repurchase program remains available for share repurchases.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We had unused outstanding letters of credit totaling approximately $0.2 million at June 30, 2020.

As of June 30, 2020, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020. While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts, except for our headquarters. We have income tax uncertainties of approximately $5.3 million at June 30, 2020. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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
Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. Based on our cash balances as of June 30, 2020, a 100 basis point change in interest rates would not have a significant impact on our cash flows or results of operations.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation arising from the operation of our business that is considered routine and incidental to our business. We do not believe the results of such litigation will have a material adverse effect on our business, results of operations, financial condition or cash flow.

ITEM 1A. RISK FACTORS

Except as otherwise described below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
•Several government agency partners are allowing citizens 60 to 90 day extensions of deadlines for certain required filings and renewals. These actions have impacted the amount and timing of the revenues we recognize for these services, and we expect these trends to continue for at least the next several months. If our government partners were to reduce fees for digital services to its citizens, or allow for citizens to further defer the payment for licenses, permits or registrations, it may reduce or defer the portion of fees we earn for providing digital government services.
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
•If one of our key employees or executive officers were to contract an infectious disease that impacted their ability to work for an extended period, even with an adequate succession plan, it could harm our business until that employee or executive officer recovers or until a permanent replacement is found. Hiring and training new employees may require substantial resources and management attention, particularly in a remote workforce environment. Further, because we are self-insured for healthcare, the medical costs associated with treating our employees that contract an infectious disease such as COVID-19 could be significant.
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

We have partnered with third parties to offer and conduct COVID-19 testing on behalf of governmental agencies or other entities, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such testing, which may prevent or delay our ability to seek or obtain additional COVID-19 testing services or otherwise harm our business. If we are not able to maintain these third-party relationships or if these arrangements are terminated, we may have to alter our COVID-19 testing development and commercialization plans.

We have partnered with and rely on third-party health-care providers, in addition to other third parties such as clinical investigators, to offer and conduct COVID-19 testing on behalf of governmental agencies or other entities. We do not plan to independently conduct COVID-19 testing. These third parties will play a significant role in the conduct and timing of development of COVID-19 testing sites. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our COVID-19 testing business development activities might be delayed.

Our reliance on these third parties for conducting the health care aspects of COVID-19 testing will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that our COVID-19 testing is conducted in accordance with the regulatory requirements and the terms of our agreements. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct COVID-19 testing in accordance with regulatory requirements and terms stated in our agreements, we may be delayed in our efforts to successfully develop and provide COVID-19 testing services.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional third-party providers may involve additional cost and require management time and focus. In addition, there is a natural transition period when a new contract provider partner commences work. As a result, delays can occur, which could materially impact our ability to meet our desired COVID-19 testing site timelines. The COVID-19 pandemic and government measures taken in response have also had a significant impact on many testing service providers. Although we plan to carefully manage our relationships with our third-party providers, we may nonetheless encounter challenges or delays in the future, which could have a material and adverse impact on our COVID-19 testing business and prospects.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the second quarter of 2020, we acquired and canceled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
April 1 - April 30, 2020	1,788	$24.56	-	$21,062
May 1 - May 31, 2020	368	23.60	-	21,062
Total	2,156	24.40	—

(1) In March 2018, we announced that our Board of Directors had authorized a stock buyback program allowing the Company to repurchase up to $25 million of our common stock. Share repurchases may be made in the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements and may be made under a Rule 10b5-1 plan.

ITEM 6.  EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

101	The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Xtensible Business Reporting Language) includes (i) Consolidated Balance Sheets at June 30, 2020 (unaudited) and December 31, 2019, (ii) Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited) for the six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2020 and 2019, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (included as Exhibit 101).

* Filed herewith.

** Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated:	July 29, 2020	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer