Form 10-Q
period 2020-09-30
NIC INC
filed 2020-10-28
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
Or
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

On October 23, 2020, the registrant had 67,030,645 shares of common stock outstanding.

NIC INC.
Form 10-Q for the Quarter Ended September 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NIC INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
thousands except par value amount

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$235,348	$214,380
Trade accounts receivable, net	139,044	85,399
Prepaid expenses & other current assets	18,649	12,944
Total current assets	393,041	312,723
Property and equipment, net	10,107	10,091
Right of use lease assets, net	11,293	10,778
Intangible assets, net	21,426	22,398
Goodwill	5,965	5,965
Other assets	1,608	404
Total assets	$443,440	$362,359

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,698	$63,685
Accrued expenses	53,525	25,940
Lease liabilities	4,110	3,776
Other current liabilities	11,998	7,191
Total current liabilities	149,331	100,592

Deferred income taxes, net	2,295	2,463
Lease liabilities	7,618	7,373
Other long-term liabilities	4,854	6,003
Total liabilities	164,098	116,431

Commitments and contingencies (Notes 2, 3 and 6)	—	—

Stockholders' equity:
Common stock, $0.0001 par, 200,000 shares authorized, 67,026 and 66,968 shares issued and outstanding	7	7
Additional paid-in capital	127,358	123,208
Retained earnings	151,977	122,713
Total stockholders' equity	279,342	245,928
Total liabilities and stockholders' equity	$443,440	$362,359

See accompanying notes to unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
thousands except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
Revenues:
State enterprise revenues	$91,475	$73,257	$243,690	$217,981
Software & services revenues	43,115	17,128	75,608	49,151
Total revenues	134,590	90,385	319,298	267,132
Operating expenses:
State enterprise cost of revenues, exclusive of depreciation & amortization	53,807	43,821	145,954	130,881
Software & services cost of revenues, exclusive of depreciation & amortization	31,290	10,173	52,359	30,094
Selling & administrative	8,817	8,153	25,196	26,473
Enterprise technology & product support	7,342	6,743	21,797	19,933
Depreciation & amortization	3,528	3,524	10,483	9,075
Total operating expenses	104,784	72,414	255,789	216,456
Operating income	29,806	17,971	63,509	50,676
Other income:
Interest income	—	729	389	1,910
Income before income taxes	29,806	18,700	63,898	52,586
Income tax provision	4,715	4,190	13,148	12,113
Net income	$25,091	$14,510	$50,750	$40,473

Basic net income per share	$0.37	$0.21	$0.75	$0.60
Diluted net income per share	$0.37	$0.21	$0.75	$0.60

Weighted average shares outstanding:
Basic	67,025	66,960	67,004	66,858
Diluted	67,025	66,960	67,004	66,858

See accompanying notes to unaudited consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
thousands

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2020	66,968	$7	$123,208	$122,713	$245,928
Net cumulative effect of adoption of accounting standard (Note 2)	—	—	—	339	339
Net income	—	—	—	11,863	11,863
Dividends declared	—	—	—	(6,105)	(6,105)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	35	(35)	—
Dividend equivalents canceled upon forfeiture of performance-based restricted stock awards	—	—	(84)	84	—
Restricted stock vestings	228	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(91)	—	(1,865)	—	(1,865)
Repurchase of shares	(241)	—	(439)	(3,505)	(3,944)
Stock-based compensation	—	—	1,319	—	1,319
Issuance of common stock under employee stock purchase plan	104	—	1,509	—	1,509
Balance, March 31, 2020	66,968	7	123,683	125,354	249,044
Net income	—	—	—	13,796	13,796
Dividends declared	—	—	—	(6,097)	(6,097)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	35	(35)	—
Restricted stock vestings	53	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(2)	—	(53)	—	(53)
Stock-based compensation	—	—	1,739	—	1,739
Balance, June 30, 2020	67,019	7	125,404	133,018	258,429
Net income	—	—	—	25,091	25,091
Dividends declared	—	—	—	(6,097)	(6,097)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	35	(35)	—
Restricted stock vestings	11	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(4)	—	(79)	—	(79)
Stock-based compensation	—	—	1,998	—	1,998
Balance, September 30, 2020	67,026	$7	$127,358	$151,977	$279,342

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

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
thousands

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$50,750	$40,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	10,483	9,075
Stock-based compensation expense	5,056	5,227
Deferred income taxes	(285)	1,464
Provision for losses on accounts receivable	1,135	409
Changes in operating assets and liabilities:
Trade accounts receivable, net	(54,324)	(25,135)
Prepaid expenses & other current assets	(5,705)	761
Other assets	2,212	3,333
Accounts payable	16,013	24,700
Accrued expenses	27,585	1,554
Other current liabilities	3,977	2,052
Other long-term liabilities	(3,671)	(5,211)
Net cash provided by operating activities	53,226	58,702

Cash flows from investing activities:
Capital expenditures	(2,956)	(3,483)
Capitalized software development costs	(6,572)	(6,679)
Business combination	—	(10,000)
Asset acquisition	—	(3,486)
Net cash used in investing activities	(9,528)	(23,648)

Cash flows from financing activities:
Cash dividends on common stock	(18,299)	(16,234)
Proceeds from employee common stock purchases	1,509	1,443
Shares surrendered upon vesting of restricted stock to satisfy tax withholdings	(1,996)	(2,686)
Repurchase of shares	(3,944)	—
Net cash used in financing activities	(22,730)	(17,477)

Net increase in cash	20,968	17,577
Cash, beginning of period	214,380	191,700
Cash, end of period	$235,348	$209,277

Other cash flow information:
Non-cash activities:
Contingent consideration - business combination	$—	$960
Cash payments:
Income taxes paid, net	$12,867	$12,283
See accompanying notes to unaudited consolidated financial statements.

NIC INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

NIC Inc., together with its subsidiaries (the "Company" or "NIC") is a leading provider of digital government services that help governments use technology to provide a higher level of service to businesses and citizens and increase efficiencies. The Company primarily accomplishes this through two channels: its state enterprise businesses and its software & services businesses.

In the Company's state enterprise businesses, it generally designs, builds, and operates digital government services on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete secure government-based transactions through multiple digital channels. These digital government services consist of websites and applications the Company has built that allow consumers, such as businesses and citizens, to access government information, complete transactions and make electronic payments. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the digital government services. The Company’s software & services businesses primarily include its subsidiaries that provide payment processing services, software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments.

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

Certain amounts in the consolidated statements of income for the three and nine months ended September 30, 2019 were reclassified to conform to the current year presentation. In 2020, the Company began classifying its Texas payment processing contract in the software & services category. The Company reclassified $7.8 million and $23.2 million of revenues for the three and nine months ended September 30, 2019, respectively, and $6.6 million and $20.5 million of cost of revenues for the three and nine months ended September 30, 2019, respectively, from this contract from the state enterprise category to the software & services category. The reclassification had no impact on net income or cash flows for the periods ended September 30, 2019.

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

Recently issued accounting pronouncements

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), to replace the incurred loss impairment methodology in U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, companies will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. On January 1, 2020, the Company adopted the standard and all the related amendments, using a modified retrospective approach. The adoption of the standard resulted in a cumulative-effect adjustment to retained earnings of approximately $0.3 million. The adoption of the standard did not have a significant impact on the Company’s consolidated earnings or cash flows.

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

The following table summarizes, by reportable and operating segment, the principal activities from which the Company generates revenue for the three months ended September 30 (in thousands):

2020	State Enterprise	Payments	All Other	Consolidated Total
IGS	$58,192	$—	$—	$58,192
DHR	21,716	—	—	21,716
Other	—	11,266	5,784	17,050
Total transaction-based	79,908	11,266	5,784	96,958
Development services	10,329	—	—	10,329
Fixed-fee services	1,238	—	26,065	27,303
Total revenues	$91,475	$11,266	$31,849	$134,590

2019	State Enterprise	Payments	All Other	Consolidated Total
IGS	$46,480	$—	$—	$46,480
DHR	23,076	—	—	23,076
Other	—	9,736	5,890	15,626
Total transaction-based	69,556	9,736	5,890	85,182
Development services	2,463	—	—	2,463
Fixed-fee services	1,238	—	1,502	2,740
Total revenues	$73,257	$9,736	$7,392	$90,385

The following table summarizes, by reportable and operating segment, the principal activities from which the Company generates revenue for the nine months ended September 30 (in thousands):

2020	State Enterprise	Payments	All Other	Consolidated Total
IGS	$156,436	$—	$—	$156,436
DHR	65,172	—	—	65,172
Other	—	30,996	16,087	47,083
Total transaction-based	221,608	30,996	16,087	268,691
Development services	18,369	—	—	18,369
Fixed-fee services	3,713	—	28,525	32,238
Total revenues	$243,690	$30,996	$44,612	$319,298

2019	State Enterprise	Payments	All Other	Consolidated Total
IGS	$136,826	$—	$—	$136,826
DHR	70,158	—	—	70,158
Other	—	28,973	17,420	46,393
Total transaction-based	206,984	28,973	17,420	253,377
Development services	7,284	—	—	7,284
Fixed-fee services	3,713	—	2,758	6,471
Total revenues	$217,981	$28,973	$20,178	$267,132

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

Under its development services contracts, the Company typically does not have significant future performance obligations that extend beyond one year. As of September 30, 2020, the total transaction price allocated to unsatisfied performance obligations was approximately $6.5 million.

Fixed-fee Services Revenues

Fixed-fee services revenues primarily consist of state enterprise revenues from providing recurring fixed fee digital government services to the Company’s government partner in Indiana, contracts for the Company's new TourHealth services for rapid and secure COVID-19 testing with Next Marketing and Impact Health, which commenced in August 2020 and other contracts for software-as-a-service (“SaaS”) subscription-based services in the Company's software & services businesses. As of September 30, 2020, the Company’s Indiana contract had unsatisfied performance obligations for one month. The total transaction price allocated to the unsatisfied performance obligation is not significant. TourHealth services contracts are a fixed-

fee single performance obligation to provide continuous access to COVID-19 testing services. As of September 30, 2020, the unsatisfied performance obligations related to these contracts was $12.8 million which is expected to be recognized during the fourth quarter of 2020.

Subscription-based service contracts in the Company's software & services businesses are a fixed-fee single performance obligation to provide government partners continuous access to digital services. As of September 30, 2020, the unsatisfied performance obligations related to these contracts was $18.6 million, which will be recognized over the term of such contracts, generally one - five years.

Unearned Revenues

Unearned revenues at September 30, 2020 and December 31, 2019 were approximately $8.9 million and $3.8 million, respectively. The change in the deferred revenue balance for the nine months ended September 30, 2020 was primarily driven by $27.6 million of cash payments received or due in advance of satisfying the Company's performance obligations, offset by $22.5 million of revenues recognized that were previously included in deferred revenue.

Trade accounts receivable

The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The Company calculates this allowance based on its history of write-offs, and its relationship with, and the expected future economic status of, its customers. Trade accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The Company’s allowance for doubtful accounts at September 30, 2020 and December 31, 2019 was approximately $1.9 million and $1.2 million, respectively.

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

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if the Company breaches a material contractual obligation and fails to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract. In addition, 15 contracts under which the Company provides enterprise-wide digital government services, as well as the Company’s contract with the Federal Motor Carrier Safety Administration (“FMCSA”), can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 45% and 52% of the Company’s total consolidated revenues for the three and nine months ended September 30, 2020. If any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee to continue to use the Company’s applications.

Under a typical state enterprise contract, the Company is required to fully indemnify its government partners against claims that the Company’s services infringe upon the intellectual property rights of others and against claims arising from the Company’s performance or the performance of the Company’s subcontractors under the contract.

Software & services contracts

The Company's software & service contracts generally consist of payment processing services, software development and digital government services, other than those provided on an enterprise-wide basis, to federal agencies, as well as state and local governments. The Company has contracts with certain Federal agencies, including a contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide using a transaction-based business model. The Company also has contracts with certain government and government-related partners for which the Company is responsible for a new rapid and secure COVID-19 testing solution with Next Marketing and Impact Health referred to as TourHealth, featuring digital engagement, assessment and scheduling, as well as in-person clinical testing and logistics.

Expiring contracts

There are currently 11 state enterprise contracts, as well as the Company's contract with the FMCSA, that have expiration dates within the 12-month period following September 30, 2020. Collectively, revenues generated from these contracts represented approximately 28% and 33% of the Company’s total consolidated revenues for the three and nine months ended September 30, 2020. Although six of these state enterprise contracts have renewal provisions, any renewal is at the option of the Company’s government partner. As described above, if a state enterprise contract is not renewed after a defined term, the government partner would be entitled to take over the applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

Performance Bond Commitments

At September 30, 2020, the Company was bound by performance bond commitments totaling approximately $25.2 million on certain government contracts and other business relationships.

4.  EARNINGS PER SHARE

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method for all periods presented. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are participating securities. Accordingly, service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for all periods presented. Unvested service-based restricted shares totaled 0.7 million for both the three and nine months ended September 30, 2020 and 2019. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$25,091	$14,510	$50,750	$40,473
Less: Income allocated to participating securities	(266)	(156)	(544)	(443)
Net income available to common stockholders	$24,825	$14,354	$50,206	$40,030
Denominator:
Weighted average shares - basic	67,025	66,960	67,004	66,858
Performance-based restricted stock awards	—	—	—	—
Weighted average shares - diluted	67,025	66,960	67,004	66,858

Basic net income per share:	$0.37	$0.21	$0.75	$0.60

Diluted net income per share:	$0.37	$0.21	$0.75	$0.60

5.  STOCKHOLDERS’ EQUITY

The Company's Board of Directors declared and paid the following dividends during the three and nine months ended September 30, 2020 and 2019 (payment amount in millions):

Declaration Date	Dividend per Share	Record Date	Payment Date	Payment Amount
July 27, 2020	$0.09	September 8, 2020	September 22, 2020	$6.1
April 23, 2020	$0.09	June 11, 2020	June 25, 2020	$6.1
January 27, 2020	$0.09	March 4, 2020	March 18, 2020	$6.1
July 29, 2019	$0.08	September 6, 2019	September 20, 2019	$5.4
May 7, 2019	$0.08	June 11, 2019	June 25, 2019	$5.4
January 28, 2019	$0.08	March 5, 2019	March 19, 2019	$5.4

On October 26, 2020, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.09 per share, payable to stockholders of record as of December 4, 2020. The dividend, which is expected to total approximately $6.1 million, will be paid on December 18, 2020, out of the Company’s available cash.

Share Repurchase

In March 2018, the Company's Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $25 million of common stock. During March 2020, the Company repurchased and retired 241,180 shares at a weighted average purchase price of $16.33 for a total value of $3.9 million under the repurchase program. The Company has made no other repurchases under its share repurchase program.

6.  INCOME TAXES

The Company's effective tax rate was 15.8% and 20.6% for the three and nine months ended September 30, 2020, respectively, compared to 22.4% and 23.0% for the three and nine months ended September 30, 2019, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2020 was lower than the federal statutory rate of 21% primarily due to the favorable impact of the release of reserves for unrecognized income tax benefits resulting from expiration of the statutes of limitations for certain tax years and other favorable tax adjustments recognized upon filing of the Company's 2019 tax return. The Company's effective tax rate for the three and nine months ended September 30, 2019 was higher than the federal statutory rate primarily due to the effect of state income taxes partially offset by the favorable impact of the release of reserves for unrecognized income tax benefits resulting from expiration of the statutes of limitations for certain tax years. For the nine months ended September 30, 2019, the effective tax rate was also impacted by approximately $2.6 million of executive severance costs incurred in the first quarter of 2019, as previously disclosed, a significant portion of which was not deductible for income tax purposes.

7.  STOCK BASED COMPENSATION

During the nine months ended September 30, 2020, the Compensation Committee of the Board of Directors of the Company granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 280,789 shares with a grant-date fair value totaling approximately $5.8 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. During the nine months ended September 30, 2020, certain management-level employees were granted service-based restricted stock awards totaling 9,256 shares with a grant-date fair value totaling approximately $0.2 million, which vest over two years in 50% installments. In addition, during the nine months ended September 30, 2020, non-employee directors of the Company were granted service-based restricted stock awards totaling 34,607 shares with a grant-date fair value of approximately $0.8 million. Such restricted stock awards vest one year from the date of grant. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period (generally the vesting period of the award). The Company records forfeitures when they occur.

During the nine months ended September 30, 2020, the Compensation Committee of the Board of Directors of the Company granted performance-based restricted stock awards to certain executive officers pursuant to the terms of the Company’s executive compensation program totaling 137,052 shares with a grant-date fair value totaling approximately $2.8 million. This represents the maximum number of shares the executive officers can earn at the end of a three-year performance period ending December 31, 2022. The actual number of shares earned will be based on the Company’s performance related to the following performance criteria over the performance period:

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

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
State enterprise cost of revenues, exclusive of depreciation & amortization	$409	$370	$1,167	$1,127
Software & services cost of revenues, exclusive of depreciation & amortization	46	19	115	75
Selling & administrative	1,329	951	3,185	3,523
Enterprise technology & product support	214	184	589	502
Total stock-based compensation expense	$1,998	$1,524	$5,056	$5,227

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

The State Enterprise reportable segment generally includes the Company’s subsidiaries operating digital government services on an enterprise-wide basis for state and local governments. The Payments reportable segment includes the Company's subsidiaries in the software & services category that provide certain payment processing-related, transaction-based services to state and local government agencies in states where the Company does not maintain an enterprise-wide contract and to a few private sector entities. The All Other category primarily includes the Company's subsidiaries in the software & services category that provide software development and digital government services, other than those provided on an enterprise-wide basis, to federal agencies, including the Company's contract with the FMCSA to operate the Federal PSP and the Company's subcontract for the Recreation.gov outdoor recreation service, as well as to other state and local governments and government-related entities, including the Company's RxGov prescription drug monitoring business, NIC Licensing Solutions regulatory licensing business and new TourHealth rapid COVID-19 testing solution with Next Marketing and Impact Health, which commenced in August 2020. Each of the Company’s businesses within the All Other category is an operating segment and has been grouped together to form the All Other category, as none of the operating segments meet the quantitative threshold of a separately reportable segment. There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all operating segments.

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

The table below reflects summarized financial information for the Company’s reportable segments for the three months ended September 30 (in thousands):

	State Enterprise	Payments	All Other	Other Reconciling Items	Consolidated Total
2020
Revenues	$91,475	$11,266	$31,849	$—	$134,590
Costs & expenses	53,807	8,788	22,502	16,159	101,256
Depreciation & amortization	653	1	1,150	1,724	3,528
Operating income (loss)	$37,015	$2,477	$8,197	$(17,883)	$29,806

2019
Revenues	$73,257	$9,736	$7,392	$—	$90,385
Costs & expenses	43,821	7,271	2,902	14,896	68,890
Depreciation & amortization	721	—	359	2,444	3,524
Operating income (loss)	$28,715	$2,465	$4,131	$(17,340)	$17,971

The table below reflects summarized financial information for the Company’s reportable segments for the nine months ended September 30 (in thousands):

	State Enterprise	Payments	All Other	Other Reconciling Items	Consolidated Total
2020
Revenues	$243,690	$30,996	$44,612	$—	$319,298
Costs & expenses	145,954	24,331	28,028	46,993	245,306
Depreciation & amortization	2,035	4	3,335	5,109	10,483
Operating income (loss)	$95,701	$6,661	$13,249	$(52,102)	$63,509

2019
Revenues	$217,981	$28,973	$20,178	$—	$267,132
Costs & expenses	130,881	22,508	7,586	46,406	207,381
Depreciation & amortization	2,005	2	576	6,492	9,075
Operating income (loss)	$85,095	$6,463	$12,016	$(52,898)	$50,676

The Company's new TourHealth software & services contract with the state of Florida accounted for approximately 18% of the Company's total consolidated revenues for the three months ended September 30, 2020. The Company's state enterprise contract with the state of Colorado accounted for approximately 10% of the Company's total consolidated revenues for the three and nine months ended September 30, 2019. No other customer accounted for more than 10% of the Company's total consolidated revenues for any period presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section should be read in conjunction with our Unaudited Consolidated Financial Statements and the related Notes included in this Quarterly Report on Form 10-Q.
CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q regarding NIC Inc. and its subsidiaries (referred to herein as “the Company”, “NIC”, “we”, “our” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new contracts and new projects under existing contracts, the expected length of contract terms, statements relating to our business plans, objectives and expected operating results, statements relating to our expected effective tax rate, statements relating to possible future dividends and share repurchases, statements regarding the expected effects of changes in accounting standards, statements of assumptions underlying such statements, statements related to the ongoing effects of the COVID-19 pandemic is expected to have on our business and financial results, including statements related to the duration, profitability and unsatisfied performance obligations of our COVID-19 testing solution, and statements of our intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this Quarterly Report on Form 10-Q and in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 20, 2020.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, our success in renewing existing contracts and in signing contracts with new states and with federal and state government agencies; our ability to successfully increase the adoption and use of digital government services; the possibility of security breaches or disruptions through cyber-attacks or other events and any resulting liability; our ability to implement new contracts and any related technology enhancements in a timely and cost-effective manner; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; continued favorable government legislation; acceptance of digital government services by businesses and citizens; our ability to identify and acquire suitable acquisition candidates and to successfully integrate any acquired businesses; competition; general economic conditions; and the effects the COVID-19 pandemic may have on continued demand for and profitability of the Company's services, including our COVID-19 testing solution, as well as on our government agency partners, workforce and citizen consumers, as discussed under “RISK FACTORS” in Part II, Item IA of this Quarterly Report on Form 10-Q, and the other factors under “RISK FACTORS” in Part I, Item 1A and “Cautions About Forward Looking Statements" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of NIC’s 2019 Annual Report on Form 10-K filed on February 20, 2020 with the SEC. Investors should read all of these discussions of risks carefully.

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

Our State Enterprise reportable segment generally includes our subsidiaries that provide digital government services and payment processing on an enterprise-wide basis for state and local governments. Our Payments reportable segment includes our subsidiaries that provide certain payment processing-related, transaction-based services to state and local agencies in states where we do not maintain an enterprise-wide contract and to a few private sector entities. The All Other category primarily includes our subsidiaries that provide software development and digital government services, other than those provided on an enterprise-wide basis, to federal agencies, as well as state and local governments and government-related entities.

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

Software & Services Revenues: We earn revenues from our businesses that provide payment processing services, software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments and government-related entities. Our Software & Services revenues are mainly transaction-based and classified as payments, TourHealth, federal and other. Each of these revenue types is further described below:

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
•TourHealth: primarily fixed-fee revenues from contracts pertaining to our new TourHealth solution, which utilizes our technology to provide rapid, on-site, turnkey services for COVID-19 testing. Our TourHealth offering began to generate revenues in August 2020. TourHealth has not contracted for services beyond 2020, but it is possible services will continue into 2021 depending on the severity and duration of the pandemic and the testing needs of states, correctional facilities and higher education institutions across the US.
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

Cost of Revenues: This consists of all direct costs associated with providing digital government services for both the state enterprise and software & services businesses and excludes depreciation and amortization. We categorize costs of revenues between fixed and variable costs:

•Fixed costs include costs such as employee compensation and benefits (including stock-based compensation), subcontractor labor and other costs, telecommunications costs, travel, provision for losses on accounts receivable, and all other costs associated with the provision of dedicated client service such as dedicated office facilities.

•Variable costs fluctuate with the level of revenues and primarily include interchange fees required to process credit/debit card transactions, bank fees to process automated clearinghouse transactions and, to a much lesser extent, costs associated with revenue share arrangements with certain state partners. A significant percentage of our transaction-based revenues are generated from digital applications whereby users pay for information or transactions via credit/

debit cards. We typically earn a portion of the credit/debit card transaction amount, but also must pay an associated interchange fee to the financial institution that processes the payment card transaction. We earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services because they are needed by our government partners and they contribute favorably to our operating income and cash flow growth.

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

NOVEL CORONAVIRUS DISEASE 19 ("COVID-19")

We are monitoring the ongoing COVID-19 pandemic and have been actively working with our government partners to assist them with the impact. As the outbreak progressed in the United States and the vast majority of states issued stay-at-home orders, starting mostly in the latter part of March and continuing through April and most of May, we saw a decrease in volumes for certain services we operate on behalf of our government partners, including driver history record services and interactive government services, the federal Pre-Employment Screening Program we operate on behalf of the Department of Transportation Federal Motor Carrier Safety Administration, and the federal Recreation.gov outdoor recreation service we operate as a subcontractor in conjunction with Booz Allen Hamilton, among other services. We also saw a shift from certain in-person, over-the-counter transactions conducted in brick-and-mortar government offices, many of which were temporarily closed, to those we manage digitally online for our government agency partners. In addition, we saw several government agency partners extend deadlines 60 to 90 days for certain required filings and renewals. These actions negatively impacted the volume of transaction we processed and the amount of revenues we recognized for many services in March and throughout the second quarter of 2020. However, we saw an improvement in volumes for many services starting in late May and continuing throughout the third quarter of 2020 as stay-at-home orders were lifted, federal parks reopened and extensions for certain required filings and renewals expired. In addition, we recently launched a new service offering, TourHealth, which utilizes our technology to provide a rapid, on-site, turnkey solution for COVID-19 testing. In the third quarter of 2020, TourHealth provided testing services for the state of Florida, the Alabama Department of Corrections and the University of Mississippi, which positively impacted our financial results for the quarter. In addition, we have agreements in place to provide services, if selected among other vendors, in South Carolina, Nevada and Utah.

We currently anticipate the COVID-19 pandemic may have a prolonged negative impact on broader economic conditions in the United States, which may impact our results of operations in the future. While we have not incurred any significant disruptions to our business activities or services, we have temporarily restricted all business travel, closed all Company offices and shifted to remote operations for an indefinite period to ensure social distancing and the health and safety of our employees. We believe we are currently operating efficiently and continue to effectively manage the overall impact of the pandemic on our business with a remote workforce. We are actively monitoring the situation and are assessing further possible implications to our business and we will continue to take aggressive actions to mitigate potential adverse consequences, such as operational contingency planning and testing, key personnel succession planning, enhanced employee and government partner communication protocols, travel restrictions and cost containment efforts to buffer potential future revenue declines. See “Risk Factors” in Part II, Item 1A of this report for additional discussion of the risks associated with the COVID-19 pandemic and those "Risk Factors" described in Part I, Item 1A in our Annual Report on Form 10-K filed on February 20, 2020 with the SEC for those risks related to a prolonged economic slowdown, among other risk factors.

RESULTS OF OPERATIONS

The discussion below focuses on our consolidated results of operations for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019.

Total Revenues

In the table below, we have categorized our revenue by the two main categories included in the consolidated statements of income with the corresponding percentage change from the comparative prior year period:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollar amounts in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
State enterprise revenues	$91,475	$73,257	$18,218	25%	$243,690	$217,981	$25,709	12%
Software & services revenues	43,115	17,128	25,987	152%	75,608	49,151	26,457	54%
Total	$134,590	$90,385	$44,205	49%	$319,298	$267,132	$52,166	20%

Recurring revenues as % of total revenues	74%	97%			86%	97%

State Enterprise Revenues

In the table below, we have categorized our state enterprise revenues according to the underlying source of revenue, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollar amounts in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
IGS transaction-based	$58,192	$46,480	$11,712	25%	$156,436	$136,826	$19,610	14%
DHR transaction-based	21,716	23,076	(1,360)	(6)%	65,172	70,158	(4,986)	(7)%
Development services	10,329	2,463	7,866	319%	18,369	7,284	11,085	152%
Fixed-fee services	1,238	1,238	—	—%	3,713	3,713	—	—%
Total	$91,475	$73,257	$18,218	25%	$243,690	$217,981	$25,709	12%

The following table summarizes key financial metrics for state enterprise revenues. For the three and nine months ended September 30, 2020, the results of the Illinois contract were excluded from the same-state category because it did not generate comparable revenues for two full comparable periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Same-state IGS revenue growth	25%	17%	14%	16%
Same-state DHR revenue growth (decline)	(6)%	2%	(7)%	3%
Same-state revenue growth - other services*	225%	9%	106%	3%
Same-state revenue growth - total	25%	12%	12%	11%
* Represents the combined growth of development services and fixed-fee services revenues.

State enterprise revenues for the three months ended September 30, 2020 increased 25% from the comparable prior year period driven by a 25% increase in same-state revenues, including a 25% increase in same-state IGS revenues and a significant increase in development services revenues primarily related to pandemic unemployment services provided to the Commonwealth of Virginia, which contributed revenues of $7.6 million for the quarter. These increases were partially offset by a 6% decline in same-state DHR revenues.

The 25% increase in same-state revenues for the three months ended September 30, 2020 was mainly due to higher revenues in Virginia, New Jersey, Wisconsin, Colorado and South Carolina, among other states. Same-state IGS revenues increased 25% for the three months ended September 30, 2020 due, in part, to higher DMV-related revenues across several states, including the new motor vehicle titling and registration service in Wisconsin, which launched in the fourth quarter of 2019, higher revenues from tax-related services, and to strong demand for hunting and fishing licensing services in several states, among other services. In addition, the pandemic and the need to socially distance pushed more businesses and citizens online to interact with government digitally, instead of in line in government offices, which increased the usage of many digital services we manage on behalf of our government partners. Same-state IGS revenues increased 33% in July, as pandemic-related extensions of deadlines granted by our government partners for certain required filings and renewals expired, 22% in August and 21% in September. Same-state DHR revenues declined 6% for the three months ended September 30, 2020 due to lower volumes across several states, which was most significant in July and August, as a result of the impact of COVID-19 on the auto insurance industry and associated data resellers, resulting in lower volumes from these entities, who are the primary customers of state motor vehicle driving records. Same-state DHR revenues declined 7%, 9% and 1% in the months of July, August and September of 2020, respectively. Same-state revenue growth for other services increased 225% for the three months ended September 30, 2020 primarily due to pandemic unemployment services provided to the Commonwealth of Virginia.

State enterprise revenues for the nine months ended September 30, 2020 increased 12% from the comparable prior year period driven by a 12% increase in same-state revenues, including a 14% increase in same-state IGS revenues and a significant increase in development services revenues primarily related to pandemic unemployment services provided to the Commonwealth of Virginia, which contributed revenues of $11.1 million for the nine months ended September 30, 2020. These increases were partially offset by a 7% decline in same-state DHR revenues.

The 12% increase in same-state revenues for the nine months ended September 30, 2020 was mainly due to higher revenues in Virginia, Wisconsin, New Jersey and Arkansas, among other states. Same-state IGS revenues increased 14% for the nine months ended September 30, 2020 due, in part, to higher DMV-related revenues across several states, including the new motor vehicle titling and registration service in Wisconsin, strong demand for hunting and fishing licensing services in several states and an increase in payment processing revenues in New Jersey, among other services. In addition, the pandemic and the need to socially distance pushed more businesses and citizens online to interact with government digitally, instead of in line in government offices, which increased the usage of many digital services we manage on behalf of our government partners. Same-state DHR revenues declined 7% for the nine months ended September 30, 2020 due to lower revenues across several states as a result of the impact of COVID-19 on the auto insurance industry and associated data resellers, as discussed above. Same-state revenue growth for other services increased 106% for the nine months ended September 30, 2020 primarily due to pandemic unemployment services provided to the Commonwealth of Virginia.

Software & Services Revenues

In the table below, we have categorized our software & services revenues by key business categories, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollar amounts in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Payments	$11,266	$9,736	$1,530	16%	$30,996	$28,973	$2,023	7%
Federal	5,784	5,890	(106)	(2)%	16,087	17,420	(1,333)	(8)%
TourHealth	24,810	—	24,810	N/A	24,810	—	24,810	N/A
Other	1,255	1,502	(247)	(16)%	3,715	2,758	957	35%
Total	$43,115	$17,128	$25,987	152%	$75,608	$49,151	$26,457	54%

Software & services revenues for the three months ended September 30, 2020 increased 152%, or approximately $26.0 million, from the comparable prior year period. The increase was primarily driven by revenues from our new TourHealth solution, which commenced in August 2020, and provided COVID-19 testing services to the state of Florida, the Alabama Department of Corrections and the University of Mississippi during the third quarter. The increase in software & services revenues was also driven by higher volumes from our subcontracting relationship with Booz Allen Hamilton on its Recreation.gov contract as many federal parks reopened after stay-at-home orders instituted in the early months of the pandemic were lifted starting in June 2020. On a year over year basis, our revenues related to the Recreation.gov subcontract were up 90% in July 2020, 94% in August 2020 and 100% in September 2020. We also saw a 16% increase in our payments business, primarily related to our Texas payments contract. These increases were partially offset by a decrease in volumes from our contract with the FMCSA for the federal PSP service due to decreased demand from the trucking industry resulting from the COVID-19 pandemic. PSP revenues declined 15% in the third quarter of 2020. On a monthly basis, PSP revenues declined 18%, 15% and 10% in the months of July, August and September of 2020, respectively.

Software & services revenues for the nine months ended September 30, 2020 increased 54%, or approximately $26.5 million, over the comparable prior year period and was primarily driven by an increase in revenues from TourHealth, as described above along with higher volumes in our payments business. This increase was partially offset by a decrease in volumes from our contract with the FMCSA due to decreased demand from the trucking industry for the PSP service resulting from the COVID-19 pandemic.

State Enterprise Cost of Revenues and Gross Profit Margin

In the table below, we have categorized our state enterprise cost of revenues between fixed and variable costs, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollar amounts in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Fixed costs	$30,219	$24,604	$5,615	23%	$83,434	$73,786	$9,648	13%
Variable costs	23,588	19,217	4,371	23%	62,520	57,095	5,425	10%
Total	$53,807	$43,821	$9,986	23%	$145,954	$130,881	$15,073	12%

The increase in fixed costs for the three and nine months ended September 30, 2020 was primarily attributable to higher costs in Virginia for call center subcontractors required for pandemic unemployment services. The increase in variable costs for the three and nine months ended September 30, 2020 was primarily attributable to an increase in credit card interchange fees associated with higher IGS payment processing revenues in several states, most notably in New Jersey, South Carolina and Colorado.

State enterprise gross profit percentage was 41% for the three months ended September 30, 2020 and 40% for the nine months ended September 30, 2020 compared to 40% for the three and nine months ended September 30, 2019. We carefully monitor our state enterprise gross profit percentage to strike a balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our state enterprise businesses (which we believe also benefits our stockholders).

Software & Services Cost of Revenues and Gross Profit Margin

In the table below, we have categorized our software & services cost of revenues between fixed and variable costs, with the corresponding percentage change from the comparative prior year period:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollar amounts in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Fixed costs	$23,222	$3,384	$19,838	586%	$29,775	$9,447	$20,328	215%
Variable costs	8,068	6,789	1,279	19%	22,584	20,647	1,937	9%
Total	$31,290	$10,173	$21,117	208%	$52,359	$30,094	$22,265	74%

Software & services cost of revenues for the three and nine months ended September 30, 2020 increased 208% and 74% over the comparable prior year periods, respectively. These increases were largely driven by higher fixed costs to support TourHealth operations in Florida, Alabama and Mississippi and higher variable costs attributable to credit card interchange fees associated with higher payment processing revenues in Texas.

Our software & services gross profit percentage was 27% and 31% for the three and nine months ended September 30, 2020, respectively, compared to 41% and 39%, for the three and nine months ended September 30, 2019, respectively. The decreases in the gross margin percentages in the current year were largely driven by lower gross margins from TourHealth compared to our other software & services businesses.

Selling & Administrative

Selling & administrative expenses for the three months ended September 30, 2020 were $8.8 million, up approximately 8%, or $0.7 million, from the comparable prior year period, as increases in performance-based compensation expense were partially offset by lower travel expenses and other cost containment efforts at the corporate level driven by the COVID-19 pandemic.

Selling & administrative expenses for the nine months ended September 30, 2020 were $25.2 million, a decrease of 5%, or $1.3 million from the comparable prior year period. The decrease in the current year was driven in part by executive severance costs in the prior year totaling $2.6 million, which consisted of a one-time cash payment of $1.5 million and $1.1 million of stock-based compensation expense associated with the accelerated vesting of certain restricted stock awards, as previously disclosed, in addition to lower travel expenses and other cost containment efforts at the corporate level driven by the COVID-19 pandemic.

Enterprise Technology & Product Support

Enterprise technology & product support expenses for the three months ended September 30, 2020 were $7.3 million, an increase of $0.6 million, or 9% over the same period in the prior year. Enterprise technology & product support expenses for the nine months ended September 30, 2020 were $21.8 million, an increase of $1.9 million, or 9%, over the same period in the prior year. These increases for the three and nine months ended September 30, 2020 was primarily driven by higher personnel costs to support enterprise product and vertical platform development and enhance Company-wide information technology.
Depreciation & Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollar amounts in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Depreciation	$965	$1,101	$(136)	(12)%	$2,939	$3,240	$(301)	(9)%
Amortization	2,563	2,423	140	6%	7,544	5,835	1,709	29%
Depreciation & amortization	$3,528	$3,524	$4	—%	$10,483	$9,075	$1,408	16%

Depreciation & amortization expenses were flat for the three months ended September 30, 2020 compared to the same period in the prior year and increased $1.4 million, or 16%, for the nine months ended September 30, 2020 compared to the same period in the prior year. The increase for the nine months ended September 30, 2020 was driven primarily by intangible asset amortization related to the Complia business acquisition in May 2019, as well as amortization of capitalized software development costs related to enterprise product and vertical platform investments made in prior periods.

Interest Income

Interest income declined in both the three and nine months ended September 30, 2020 compared to the comparable prior year periods due to a decrease in interest rates on our investable cash following the Federal Reserve's emergency cuts to the federal funds rate to essentially zero in March 2020 in response to the COVID-19 pandemic. As a result, we currently do not expect to generate any interest income on our investable cash for the remainder of the year.

Income Taxes

Our effective tax rate was 15.8% and 20.6% for the three and nine months ended September 30, 2020, respectively, compared to 22.4% and 23.0% for three and nine months ended September 30, 2019, respectively. The lower effective tax rate in the current year periods was primarily driven by the release of tax reserves resulting from statute of limitations expirations and other favorable tax adjustments recognized upon filing our 2019 tax return. See Note 6, Income Taxes, in the Notes to Unaudited Consolidated Financial Statements.

Liquidity and Capital Resources

Operating Activities

Cash flows provided by operating activities were $53.2 million for the first nine months of 2020 compared to $58.7 million for the first nine months of 2019. The decrease was the result of fluctuations in working capital associated with the timing of payments to and receipts from our government partners and end-user consumers, including our new TourHealth rapid COVID-19 testing solution, which commenced in August 2020.

Investing Activities

Cash flows used in investing activities decreased to $9.5 million for the first nine months of 2020 from $23.6 million for the first nine months of 2019, reflecting cash outlays for the Complia and Leap Orbit acquisitions in the prior year totaling approximately $13.5 million.

Financing Activities

Cash flows used in financing activities were $22.7 million for the first nine months of 2020 compared to $17.5 million for the first nine months of 2019. The increase in the first nine months of 2020 was primarily due to the repurchase of our shares in the first quarter of 2020 totaling $3.9 million and to a $2.1 million an increase in our dividend payments.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, was $243.7 million at September 30, 2020 compared to $212.1 million at December 31, 2019. The increase in our working capital was primarily due to cash generated from operations in the period. Our current ratio, defined as current assets divided by current liabilities, was 2.6 and 3.1 at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020, our cash balance was $235.3 million compared to $214.4 million at December 31, 2019. We believe that our currently available liquid resources and cash generated from operations will be sufficient to meet our operating requirements, capital expenditure requirements and potential dividend payments for at least the next 12 months without the need for additional capital. We have a $10.0 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that allows us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5.0 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.8 million in available capacity to issue additional letters of credit and $9.8 million of unused borrowing capacity at September 30, 2020 under the Credit Agreement. We were in compliance with all of our covenants under the Credit Agreement at September 30, 2020.

At September 30, 2020, we were bound by performance bond commitments totaling approximately $25.2 million on certain government contracts and other business relationships.

We currently expect our capital expenditures to range from approximately $3.0 million to $4.0 million in fiscal year 2020, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our state enterprise businesses including equipment upgrades and enhancements, and in our centralized hosting environment to support and enhance corporate-wide information technology and security infrastructure, including Web servers, software licenses, and office equipment. We currently expect our capitalized internal-use software development costs to range from approximately $9.0 million to $10.0 million in fiscal year 2020. This estimate includes costs related to the enhancement of centralized payment processing, customer management and billing solutions that support our business operations and accounting systems in addition to our citizen-centric Gov2Go enterprise platform, enterprise microservices and internal development platforms, enterprise licensing and permitting platform and outdoor recreation platform.

Dividends

We paid dividends of $0.27 per common share ($0.09 per quarter) during the first nine months of 2020 and $0.24 per common share ($0.08 per quarter) during the first nine months of 2019. The total cash dividends paid during the first nine months of 2020 and 2019 were $18.3 million and $16.2 million, respectively.

On October 26, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.09 per share, payable to stockholders of record as of December 4, 2020. The dividend, which is expected to total approximately $6.1 million, will be paid on December 18, 2020, out of our available cash.

Share Repurchase

In March 2018, the Company's Board of Directors authorized a stock repurchase program allowing us to repurchase up to $25 million of common stock. During March 2020, we purchased an aggregate of 241,180 shares under the repurchase program at a weighted average purchase price of $16.33 for a total value of $3.9 million. The remaining $21.1 million of value authorized under the repurchase program remains available for share repurchases.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We had unused outstanding letters of credit totaling approximately $0.2 million at September 30, 2020.

As of September 30, 2020, there have been no material changes outside the ordinary course of business from the disclosures relating to contractual obligations contained under “Off-Balance Sheet Arrangements and Contractual Obligations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020. While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts, except for our headquarters. We have income tax uncertainties of approximately $4.2 million at September 30, 2020. These obligations are classified as non-current on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years. However, the ultimate timing of resolution is uncertain.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk.
Our results of operations are exposed to financial market risks due primarily to changes in interest rates and earnings credit rates on our cash accounts with commercial banks. COVID-19 has negatively affected the economic conditions in the United States and resulted in the Federal Reserve lowering interest rates to near zero, which has reduced the interest income we earn on our investable cash and increased the amount of fees we pay for commercial banking services. Any reduction in the earnings credit rate set by our commercial banking partners, which a bank calculates on non-interest bearing customer deposits and uses to offset service charges, could further increase fees we pay for commercial banking services.

We currently have no principal amounts of indebtedness outstanding under our line of credit.

Changes in interest rates affect the interest income and earnings credit rates we earn on our cash accounts with banks, and therefore impact our cash flows and results of operations. Based on our cash balances as of September 30, 2020, a 100 basis point change in interest rates would not have a significant impact on our cash flows or results of operations.

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

b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has had and will continue to have significant impacts on our business.

The COVID-19 pandemic and related public health measures continue to rapidly evolve, creating disruption and uncertainty. The extent of the impact of the COVID-19 pandemic on our business and financial results will continue to depend on numerous evolving factors that we are not able to accurately predict, including the duration, scope and severity of the virus, the extent and effectiveness of containment actions, whether the virus recurs seasonally, and the impact of these and other factors on our employees, government partners, citizen consumers and vendors, as well as economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in citizen consumer behavior in response to the pandemic, some of which may continue in the future.

The markets for our COVID-19-related services, including rapid-testing solutions and pandemic unemployment services, are characterized by intense competition, evolving distribution models and disruptive technology developments, among other things, which create downward pressure on pricing and gross margins and could adversely affect our contract renewal rates, as well as our ability to attract new customers. Our revenues from COVID-19-related services will depend on the duration and scope of the pandemic, as well as our continued ability to enhance and integrate our existing services, introduce new services in a timely and cost-effective manner and meet changing government partner and citizen consumer expectations and needs, among other things. Some of our competitors and potential competitors in the COVID-19-related services space enjoy competitive advantages such as greater financial, sales, marketing and other resources, as well as broader brand awareness. As a result of these advantages, potential and current government partners and other clients might select the services of our competitors, causing a loss of our current market share.

In response to COVID-19 concerns, we have imposed strict travel restrictions, temporarily closed all our offices and shifted to remote operations to ensure social distancing and the health and safety of our employees which may have negative impacts on our business development efforts. Most of our government partners and potential government partners have implemented similar measures, which may limit our ability to provide or sell our services to them. Our government partners may also delay or cancel purchasing decisions or projects in light of uncertainties arising from the COVID-19 outbreak.

Remote work-from-home restrictions make us more dependent on certain technologies that allow us to operate our business remotely and collaborate without face-to-face meetings both internally and with our customers. To the extent we may experience significant technological disruptions in our work-from-home capabilities, we would anticipate a negative impact on our business operations. Further, to the extent supply chains are disrupted, it may become more difficult to provide necessary technology to our employees working from remote locations.

In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing, business email compromise and other cybersecurity attacks, including increased introduction of malware, as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks or other disruption to our technology infrastructure, may adversely affect our business.
If one of our key employees or executive officers were to contract an infectious disease that impacted the ability to work for an extended period, even with an adequate succession plan, it could harm our business until that employee or executive officer recovers or until a permanent replacement is found. Hiring and training new employees may require substantial resources and management attention, particularly in a remote workforce environment. Further, because we are self-insured for healthcare, the medical costs associated with treating our employees that contract an infectious disease such as COVID-19 could be significant.

To the extent a widespread infectious disease outbreak such as COVID-19 impacts the economic conditions in the United States, our partners could have less funding for digital government services, which may reduce the revenues we recognize for those services.
COVID-19 has negatively affected the economic conditions in the United States and resulted in the Federal Reserve lowering interest rates to near zero, which has reduced the interest income we earn on our investable cash and increased the amount of fees we pay for commercial banking services. Any reduction in the earnings credit rate set by our commercial banking partners, which a bank calculates on non-interest bearing customer deposits and uses to offset service charges, could further increase fees we pay for commercial banking services.

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

We have partnered with and rely on third-party health-care providers, in addition to other third parties such as clinical investigators, to offer and conduct COVID-19 testing on behalf of governmental agencies or other entities. We do not plan to independently conduct COVID-19 testing. These third parties play a significant role in COVID-19 testing service sites. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our COVID-19 testing solution services may be delayed or terminated and hinder our ability to expand such services.

Our reliance on these third parties for conducting the health care aspects of COVID-19 testing reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that our COVID-19 testing is conducted in accordance with the regulatory requirements and the terms of our agreements. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct COVID-19 testing in accordance with regulatory requirements and terms stated in our agreements, our efforts to successfully provide and expand COVID-19 testing services may be delayed or unsuccessful.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional third-party providers may involve additional cost and require management time and focus. In addition, there is a natural transition period when a new contract provider partner commences work. As a result, delays can occur, which could materially impact our ability to meet our ability to continue providing and expanding our COVID-19 testing solution. The COVID-19 pandemic and government measures taken in response have also had a significant impact on many testing service providers. Although we plan to carefully manage our relationships with our third-party providers, we may nonetheless encounter challenges or delays in the future, which could have a material and adverse impact on our COVID-19 testing business and prospects.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the third quarter of 2020, we acquired and canceled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)
July 1 - July 31, 2020	3,639	$21.79	-	$21,062
Total	3,639	21.74	—

(1) In March 2018, our Board of Directors authorized a stock buyback program allowing the Company to repurchase up to $25 million of our common stock. Share repurchases may be made in the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements and may be made under a Rule 10b5-1 plan.

ITEM 5.  OTHER INFORMATION

Employment Agreements

On October 27, 2020, the Company entered into an employment agreement with Brian Anderson, the Company's Chief Technology Officer. Under the employment agreement, Mr. Anderson is entitled to a minimum annual base salary of $334,750. The form of employment agreement is substantially similar to the Company's existing employment agreements with other senior executive officers and entitles Mr. Anderson to (i) participate, at a level commensurate with his position, in the Company's annual performance-based cash bonus plan and long-term incentive plan, (ii) paid vacation, (iii) a death and disability insurance program devised for the executive officers and (iv) other benefits that are available generally to Company employees. Mr. Anderson is sometimes referred to as the "executive" in the summary below.

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

The foregoing description of Mr. Anderson's employment agreement is a summary of, and does not purport to be a complete description of, the employment agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

In addition, on October 27, 2020, the Company entered into an employment agreement with Doug Rogers, the Company's Senior Vice President of Business Development. Under the employment agreement, Mr. Rogers is entitled to a minimum annual base salary of $290,000, as well as incentive compensation and benefits of the type the Company from time to time generally makes available to employees at the same level and pursuant to the terms and conditions of such plans and/or policies. Mr. Rogers is sometimes referred to as the "executive" in the summary below.

The employment agreement has a three-year term, and unless notice is provided at least sixty (60) days prior to the end of the respective term, automatically renews for additional three-year terms. The Company may terminate the employment of the executive at any time, with or without cause. The executive may voluntarily terminate his employment for "good reason" or at any time and for any reason.

If the Company terminates the executive without cause or if the executive resigns for "good reason" (defined as (a) any material reduction in the executive's compensation, (b) requiring the executive to relocate more than 60 miles from the Company's current location, or (c) any material breach of the employment agreement by the Company), the executive is entitled to receive, in addition to accrued and unpaid compensation and benefits through the termination date, a lump sum severance payment equal to six (6) months' salary.

The executive may be entitled to certain severance pay if a change in control of the Company occurs, and within either the six-month period ending on the change of control date or the 18-month period beginning on the change of control date, the executive's employment is terminated without cause or the executive terminates employment for good reason. In such event, the executive will receive, in addition to accrued and unpaid compensation and benefits through the termination date, (a) a lump sum severance payment equal to six (6) months' salary and with respect to time-based or service-based equity awards, accelerated exercisability, vesting or the lapse of restrictions, as the case may be, for such awards.

The foregoing description of Mr. Rogers' employment agreement is a summary of, and does not purport to be a complete description of, the employment agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

10.1*	Employment agreement between the Registrant and Brian Anderson, dated October 27, 2020
10.2*	Employment agreement between the Registrant and Doug Rogers, dated October 27, 2020
10.3*	Employment agreement between the Registrant and Elizabeth M. Proudfit, dated October 27, 2020
10.4*	Employment agreement between the Registrant and Elizabeth A. Thomas, dated October 27, 2020
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following financial information from NIC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Xtensible Business Reporting Language) includes (i) Consolidated Balance Sheets at September 30, 2020 (unaudited) and December 31, 2019, (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statement of Changes in Stockholders’ Equity (unaudited) for the nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2020 and 2019, and (v) the Notes to Unaudited Consolidated Financial Statements (submitted electronically herewith).
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (included as Exhibit 101).

* Filed herewith.

** Pursuant to Item 601(b)(32) of Regulation S-K, this Exhibit is furnished rather than filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIC INC.

Dated:	October 28, 2020	/s/ Stephen M. Kovzan
Stephen M. Kovzan
Chief Financial Officer