Form 10-K
period 2020-12-31
NIC INC
filed 2021-02-25
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑

As of June 30, 2020, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1.5 billion based on the closing price as reported by the Nasdaq Stock Market.

On February 24, 2021, the registrant had 67,192,898 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders to be held in 2021 are incorporated by reference into Part III of this Form 10-K.

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

AVAILABLE INFORMATION

Our website address is http://www.egov.com. We make available, free of charge, on the Investor Relations section of our website (http://ir.egov.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports (if any), as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available through our website other reports filed with the SEC under the Exchange Act including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. We do not intend for information contained on our website to be part of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

Business Overview

NIC is a leading provider of digital government services and payment solutions that help governments use technology to provide a higher level of service to businesses and citizens and to increase efficiencies for all. We accomplish this through two channels: our state enterprise businesses and our software & services businesses.

In our state enterprise businesses, we generally enter into contracts with state and local governments to design, build, and operate digital government services on an enterprise-wide basis on their behalf. The digital government services that we build allow businesses and citizens to access government information digitally via a variety of connected devices and complete secure payments and transactions, such as applying for permits, retrieving government records, or filing government-mandated forms or reports. Under our unique state enterprise business model, we generate revenues from transaction fees collected for the digital government services we operate on behalf of our government partners. Our government partners benefit by reducing their financial and technological risks, increasing their operational efficiencies, avoiding costs and gaining a centralized, customer focused digital presence, while businesses and citizens receive a faster, more convenient, and more cost-effective means to interact with government. We are typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the digital government services.

We typically enter into multi-year contracts with our government partners and manage operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. Our business plan is to increase our revenues by increasing digital adoption of existing services, delivering new services to a growing number of government entities within our existing contractual relationships, and by signing long-term contracts with new government partners.

In our software & services businesses, we provide certain stand-alone software-as-a-service (“SaaS”) solutions relating to payment processing, healthcare and licensing, software development, COVID-19 testing solutions and other digital government services, other than those provided on an enterprise-wide basis, to federal, state and local governments.

Segment Information

As of December 31, 2020, our three reportable segments were: 1) State Enterprise; 2) Payments; and 3) TourHealth. In 2019, we had only one reportable segment, State Enterprise. During the first quarter of 2020, the Company made a change from one to two reportable segments, State Enterprise and Payments, which was based on quantitative and qualitative considerations, and was a result of recent changes in our reporting structure to reclassify the Texas payment processing contract from the state enterprise category to the software & services category. In August 2020, we launched TourHealth, a rapid and secure COVID-19 testing solution. Based on quantitative considerations and evaluation of our reporting structure, we determined TourHealth to be a third reportable segment beginning in the fourth quarter of 2020. The revised reportable segments reflect the way we evaluate our business performance and manage our operations. All prior year amounts have been restated to conform to the current year presentation.

Our State Enterprise reportable segment generally includes our subsidiaries that provide digital government services and payment processing on an enterprise-wide basis for state and local governments. Our Payments reportable segment includes our subsidiaries that operate in our software & services business and provide certain payment processing-related, transaction-based services mainly to state and local agencies in states where we do not maintain an enterprise-wide contract. Our TourHealth reportable segment includes our subsidiary that provides COVID-19 testing to government and government-related entities. The All Other category primarily includes our subsidiaries that provide software development and digital government services, other than those provided on an enterprise-wide basis, to federal agencies, as well as state and local governments and government-related entities.

For financial information about our reportable segments, please refer to Note 13, Reportable Segments and Related Information, to the Consolidated Financial Statements.

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

The limits of traditional government transaction methods

Traditionally, government agencies have transacted, and many continue to transact, with businesses and citizens using processes that are inconvenient and labor-intensive, require extensive paperwork, and use outmoded technology and security procedures and scarce staff resources. Transactions and information requests are often made in person or by mail, which increases the potential for the compromise of sensitive personal information or errors that require revisions and follow-ups, particularly if the transactions and information requested are processed manually. Even newer methods rely on multiple systems and potentially incompatible data formats and require significant expertise and expenditures to introduce and maintain. As a result, businesses and citizens often have no choice but to face costly delays to complete essential tasks. These delays include waiting in line at a government agency, for answers by telephone, for responses by mail, or for payments by check. In addition, government agencies may not use modern secure methods of online payment, leaving businesses and citizens unable to pay certain fees online or at the counter using credit/debit cards or electronic checks or cash, or government agencies may require advance payments rather than payments from monthly billing. Businesses and citizens encounter further inconvenience and delay because they can usually work with government agencies only during normal business hours. Even when online alternatives are available, they often require a cumbersome process of multiple contacts with different government agencies or offer a limited number of payment methods. Increases in the level of economic activity and in the population have exacerbated these problems and increased the demand for these services.

Challenges to the implementation of digital government services

Despite the potential benefits of digital government services, barriers to creating successful digital services may preclude governments from implementing them. Some of these barriers are similar to those the private sector encounters, including:

•the high cost of implementing and maintaining secure infrastructure and new technology in a budget-constrained environment;
•the need to quickly assess the requirements of potential customers and cost-effectively design and implement digital government services that are tailored to meet these requirements;
•the intense competition for qualified technical personnel; and
•the need for updated internet and mobile-friendly payment methods that are secure and compliant with Payment Card Industry Data Security Standards (“PCI DSS”).

Governments also face some unique challenges that exacerbate the difficulty of advancing digital services, including:

•lengthy and potentially politically-charged appropriations processes that make it difficult for governments to acquire resources, develop digital services quickly and sustain funding over time;
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

We believe many private sector service providers generally do not address the unique requirements of digital government services. In our experience, many service providers do not fully understand and are not well-equipped to deal with the unique political, regulatory and security environments of governments. These providers frequently take a time-and-materials, project-based pricing approach or provide “off-the-shelf” solutions, often designed for other commercial industries that may not adequately address the needs of government.

What We Provide to Governments

We provide digital government services and payment solutions designed to meet the needs of governments, businesses and citizens. The key elements of our service delivery are:

Customer-focused, one-stop government

Using our marketing, security and technical expertise and our government experience, we generally design, build, and operate digital government services and payment solutions for our government partners that are designed to meet their needs as well as those of the businesses and citizens they serve. Our enterprise-wide solutions are designed to create a single point of digital presence that allows businesses and citizens to reach every government agency in a specific jurisdiction at any time and any place regardless of device. We strive to employ a common look and feel for all government agencies associated with each state’s digital solutions and make them useful, appealing and easy to use. We also develop services that allow businesses and citizens to complete processes that have traditionally required separate offline interactions with several different government agencies or older generation electronic access. These services permit businesses and citizens to conduct transactions with government agencies and to obtain information 24 hours per day and seven days per week using the latest technology and payment methods. We also help our government partners generate awareness and educate businesses and citizens about the availability and potential benefits of digital government services and payment solutions.

Compelling and flexible financial models for governments

With our business model, we allow governments to implement digital government services and payment solutions at minimal cost and risk. We take on the responsibility and cost of designing, building and operating digital government services, with minimal use of government resources. We employ our technological resources and accumulated expertise to help governments avoid the risks of selecting and investing in new and often untested technologies that may be implemented by unproven third-party providers. We implement our services rapidly, efficiently and accurately, using our well-tested and reliable infrastructure and processes. Once we establish the applications associated with our state enterprise business, we typically manage transaction flows, data exchange and payment processing, market our services to citizens and businesses, and fund ongoing costs from the fees received from end users, who access the government information and conduct transactions. We also provide specific fee-based applications, SaaS solutions and other digital solutions to governments who wish to fund services using a variety of other funding models other than the transaction-based funding model.

Focused partnership with governments

We form partnerships with governments by developing an in-depth understanding of their interests and then aligning our interests with theirs. By tying our revenues to the development of successful services, we demonstrate to government agencies and constituents that we are focused on their needs. Moreover, we have pioneered and encourage our partners to adopt a model for governance that often involves oversight boards to bring together interested government agencies, business and consumer groups and other vested interest constituencies in a single forum. In some instances, we work with a master contract partner or single agency with authority to deploy enterprise services. We work within this forum to maintain constant contact with government agencies and constituents and enlist their participation in the development of digital government services. We attempt to understand and facilitate the resolution of potential disputes among these participants to maximize the benefits of our services. We also design our services to observe relevant privacy and security regulations, so that they meet the same high standards of integrity, confidentiality and public service as government agencies strive to observe in their own actions.

Government Contracts

State enterprise contracts

Our state master contracts typically authorize our subsidiaries to design, build and operate a wide range of digital government services and payment solutions that facilitate interactions between government agencies and businesses or citizens. These are typically multi-year contracts that permit any state agency to engage our local subsidiary to develop and provide digital services by executing a statement of work, subject to the approval and oversight of our master contract partner or an oversight authority established by the master contract or applicable law. In most cases, our subsidiaries are also able to use these contracts to provide services for county and city governments within the state. Under the transaction-funded business model most commonly contemplated in these master contracts, our subsidiaries earn revenue through transaction fees paid by end users in exchange for convenient and secure access to the services that we provide. These fees support the operation and maintenance of the services, as well as compensate our subsidiaries for the up-front investment and ongoing costs incurred to develop and maintain the services, all costs that would otherwise be incurred by the state. Our subsidiaries also utilize a portion of the revenue from these fees to develop additional digital government services that cannot be supported through transaction-based funding, either because the service would not have sufficient use, or the type of service is not compatible with charging a fee.

We typically own the intellectual property in connection with the services we develop under our state enterprise-wide contracts. After completion of a defined contract term, our government partner typically receives a perpetual, royalty-free license to use the applications and digital government services we built only in its own state. However, certain proprietary customer management, billing, and payment processing software applications that we have developed and standardized centrally, are provided to the vast majority of our government partners on a SaaS basis, and thus would not be included in any royalty-free license. If our contract expires after a defined term or if our contract is terminated by our government partner for cause, the government partner would be entitled to take over the services in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. In our state enterprise business we also provide services to certain states where we do not maintain an enterprise-wide digital government services contract. Also, in some cases, we enter into contracts to provide application development and management services to governments in exchange for an agreed-upon fee.

We enter into statements of work with various agencies and divisions of our government partners for digital access to data and to conduct other citizen-to-government and business-to-government transactions. These statements of work preliminarily establish the pricing of the digital transactions and data access services we provide and the statutory amounts we must remit to the agency. These terms are then submitted to the oversight board or governing agency for approval. Generally, our contracts provide that the amount of any fees we retain is set by governments to provide us with a reasonable return or profit. We have limited control over the level of fees we are permitted to retain. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We have the general ability to control certain of our expenses in the event of a reduction in the amount or percentage of fees we retain; however, there may be a lag in the time it takes to do so should we determine it is necessary.

Any renewal of these contracts beyond the initial term by the government is optional and a government may terminate its contract prior to the expiration date if we breach a material contractual obligation and fail to cure such breach within a specified period or upon the occurrence of other events or circumstances specified in the contract.

Software & services contracts

Generally, our software & services contracts consist of SaaS solutions, including payment processing services, software development, COVID-19 testing solutions and other digital government services. We have contracts with certain Federal agencies, including a contract with the Federal Motor Carrier Safety Administration (“FMCSA”) to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide, using the Company’s transaction-based business model. The loss of the contract as a result of the expiration, termination or failure to renew the contract, if not replaced, could significantly reduce our revenues and profitability. Any changes made to the amount or percentage of fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of this contract. The Company also has contracts with certain government and government-related entities to provide rapid and secure COVID-19 testing through its TourHealth solution, featuring digital engagement, assessment and scheduling, as well as in-person clinical testing and logistics.

Termination without cause contracts

We have 14 state enterprise contracts and three software & services contracts under which the Company provides digital government services that can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 48% of our total consolidated revenues for the year ended December 31, 2020. If any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay us a fee to continue to use the digital applications.

Expiring contracts

We currently have 11 contracts under which we provide enterprise-wide digital government services, as well as our contract with the FMCSA, that have expiration dates within the 12-month period following December 31, 2020. Although five of these contracts have renewal provisions, any renewal is at the option of our government partners, who may choose to not renew the contract, to re-open bidding for the services, to take over the services in place and provide services internally, or to allow individual government agencies to retain the services of their own providers. Collectively, revenues generated from these contracts represented approximately 28% of our total consolidated revenues for the year ended December 31, 2020. As described above, if a contract expires after a defined term, the government partner would be entitled to take over the services in place and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. In addition, TourHealth's contracts for COVID-19 testing services only extend into the first quarter of 2021.

The contract under which the Company managed enterprise-wide digital government services for the state of Texas expired on August 31, 2018. The expired Texas contract accounted for approximately 14% of our total consolidated revenues for 2018. Revenues from this legacy contract were approximately $49.0 million for 2018.
New contract developments
During the fourth quarter of 2020, we were awarded a five-year contract with the state of Florida to provide payment processing services, which includes an option for the state to extend the contract for one five-year period. Under this transaction-funded contract, we have the ability to provide payment processing services to all state agencies and local governments in the state of Florida.

During the fourth quarter of 2020, we were awarded a five-year contract with the state of Iowa to provide enterprise-wide digital government services, which includes an option for the state to extend the contract for up to an additional five years.

During the second half 2020, we were awarded contracts with the states of Florida, South Carolina and Kansas, the Alabama Department of Corrections and the University of Mississippi to provide our TourHealth rapid and secure COVID-19 testing solution.

Sources of Revenues

We currently earn revenues from three main sources: transaction-based fees, development services and fixed-fee services. Transaction-based revenues and fixed-fee revenues are generally recurring while development revenues are generally non-recurring. Each of these revenue types is further described below.

•Transaction-based:
▪IGS: our state enterprise businesses earn fees from a wide variety of interactive government services, referred to as IGS, from sources other than digital access to motor vehicle driver history records, for transactions conducted by businesses and end-user consumers.

•DHR: our state enterprise businesses earn fees from driver history records, referred to as DHR, for providing digital access to motor vehicle driver history records from our partner states to authorized data resellers, insurance companies, and other pre-authorized customers on behalf of our state partners.
•Other: our software & services businesses earn a significant portion of their revenues from transaction-based fees, which are generally recurring, most notably via our payment processing contracts with state and local governments that are not part of an enterprise-wide state contract, our contract with the FMCSA to develop and manage the PSP for motor carriers nationwide, our contract to provide digital services for Recreation.gov, and certain TourHealth contracts to provide COVID-19 testing on a per test basis.
•Development services: we earn revenues from the performance of software development projects and other time and materials services for our government partners. While we actively market these services, they do not have the same degree of predictability as our transaction-based or fixed-fee services.
•Fixed-fee services: we earn fixed-fee revenues from the management of digital government services for our government partner in the state of Indiana, certain TourHealth contracts for COVID-19 testing, and other contracts for SaaS subscription-based services.

The following table reflects the underlying sources of revenues as a percentage of total consolidated revenues for the years ended December 31:

Percentage of Revenues:	2020	2019	2018
Transaction-based	82%	95%	95%
Development services	7%	3%	3%
Fixed-fee services	11%	2%	2%

The following table identifies each type of service, consumer and state partner that accounted for 10% or more of our total consolidated revenues in any of the past three years:

	Percentage of Total Revenues
	2020	2019	2018
Type of Service
Motor Vehicle Driver History Record Retrieval	19%	26%	29%
Motor Vehicle Registrations	11%	11%	14%
TourHealth COVID-19 Services	13%	N/A	N/A
Consumer
LexisNexis Risk Solutions	11%	15%	19%
State Partner
Colorado(1)	N/A	10%	N/A
Texas(2)	N/A	N/A	17%
(1) The Colorado contract expires on April 30, 2022.
(2) Texas consists of the legacy state enterprise contract through August 31, 2018 and the payments contract, which commenced on September 1, 2018.

Our government partners enter into contracts with authorized data resellers, including various contracts with LexisNexis Risk Solutions, which are generally self-renewing until canceled by one side or the other, and generally may be terminated at any time after a 30-day notice. These contracts may be terminated immediately at the option of any party upon a material breach of the contract by the other party. Furthermore, these contracts are immediately terminable if the state statute allowing for the public release of these records is repealed.

Service Offerings

We work with our federal, state and local government partners to develop, manage, and enhance comprehensive digital government services and payment solutions for their constituents. Our solutions are designed to provide citizen-centric, user-friendly, convenient, secure multi-channel access, including mobile access, to in-demand government information and services, and include numerous fee-based transaction services that we have developed. These fee-based services allow businesses and citizens to access constantly changing government information and to file necessary government documents. The types of services and the fees charged vary according to the unique preferences of that jurisdiction. To reduce the frustration businesses and citizens often encounter when dealing with multiple government agencies, we handle cross-agency communications whenever feasible and shield businesses and citizens from the complexity of older, mainframe-based systems that agencies commonly use, creating an intuitive and efficient interaction with governments. We also provide industry-compliant payment processing solutions that accommodate credit/debit cards and electronic checks, as applicable. Some of the higher volume and in-demand digital government services we offer in different jurisdictions include:

Product or Service	Description	Primary Users
Business Registrations and Renewals	Allows business owners to search for and reserve a business name, submit and pay for the business registration, and renew the business registration on an annual basis.	Businesses
Court Services	Allows authorized users to search court record databases, make payments for court fines, and in some cases digitally file court documents.	Legal professionals, citizens
Driver’s License Renewal	Permits citizens to renew and pay for their driver’s license online.	Citizens
Health Professional License Services	Allows users to search databases on several health professions to verify license status.	Hospitals, clinics, health insurers, citizens
Hunting and Fishing Licenses	Permits citizens to obtain and pay for outdoor recreation licenses over the internet via a computer or mobile device or from point-of-purchase retail kiosks.	Citizens
Income and Property Tax Payments	Allows users to file and pay for a variety of state and local income and property taxes.	Businesses and citizens
Limited Criminal History Searches	For those legally authorized, provides users with the ability to obtain a limited criminal history report on a specified individual.	Schools, governments, human resource professionals, nonprofits working with children or handicapped adults
Motor Vehicle Driver History Record Retrieval	For those legally authorized businesses, this service offers controlled instant look-up of driving history records. Includes commercial licenses.	Data resellers, insurance companies
Motor Vehicle Inspections	Allows licensed state inspection stations to file certified motor vehicle and emissions testing inspections online.	Businesses
Payment Processing	Permits use of the internet for secure industry-compliant credit/debit card processing, electronic check processing, and cash, including at the point of sale.	Businesses and citizens

Prescription Drug Monitoring	Tracks the prescribing and dispensing of controlled substances. Consolidates disparate information representing treatment options, education, enforcement and regulatory requirements, and prescriber patterns and volumes.	Hospitals, clinics, doctors, law enforcement, governments
Professional License Renewal	Permits professionals to renew and pay for their licenses online.	Attorneys, doctors, nurses, architects, and other licensed professionals
Secretary of State Business Searches	Allows users to access filings of corporations, partnerships, and other entities, including charter documents.	Attorneys, lenders
Temporary Vehicle Tags	Records temporary vehicle tag registration of a newly purchased car in real time with the state and issues a customized temporary plate for display on the vehicle.	Automobile dealerships, citizens, law enforcement
Uniform Commercial Code (UCC) Searches and Filings	Permits searches of the UCC database to verify financial liens and permits filings of secured financial documents.	Attorneys, lenders
Vehicle Title, Lien & Registration	Provides controlled interactive title, registration, and lien database access. Permits citizens to renew and pay for their vehicle registrations online.	Insurance companies, lenders, citizens
Vital Records	Provides authorized access to birth, death, marriage, domestic partnership and civil union certificates.	Citizens

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

We have well-established sales and marketing processes for achieving these goals, which are managed by our national sales and marketing divisions and a dedicated marketing function within most of our subsidiaries.

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

We are regular speakers at conferences across the country devoted to using innovation to facilitate the relationship between governments and the citizens and businesses they serve. In addition to cultivating relationships with federal, state, and local government officials, we also develop supportive and educational relationships with professional and business organizations that may benefit from digital government improvements and new digital services we can deploy. Finally, we focus our corporate marketing efforts on key government decision makers using advertising, white paper development, media relations and social media.

Once a government decides to implement digital services, it typically starts a selection process that operates under special procurement rules that apply to government purchasing. These rules typically require open bidding by possible service providers against a list of requirements established by the government under existing procedures or procedures specifically created for the service provider selection process. We respond to requests for bids with a proposal that details our philosophy, experience and specific plans for implementing our services and business models. Once our proposal is selected, we enter into negotiations for a contract.

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

Although each government’s unique political and economic environment drives different marketing and development priorities, we have found many of our core applications to be relevant across multiple jurisdictions. Most of our subsidiaries have a dedicated director of marketing and additional staff who coordinate with our national marketing division and meet regularly with government, business and consumer representatives to discuss potential new services and promote existing services. We also promote the use of our extensive library of unique digital government services and payment solutions to existing and new customers through speaking engagements and targeted advertising to organizations for professionals, including lawyers, bankers and insurance agents who have a need for regular digital interaction with government. We identify services that have been developed and implemented successfully for one government and replicate them in other jurisdictions.

Technology and Operations

For more than 25 years, we have made substantial investments in the development of internet-based and mobile services and operations specifically designed to allow businesses and citizens to transact with and receive information from governments online. The scope of our technological expertise includes network engineering as it applies to the interconnection of government systems to the internet, internet security, web-to-legacy system integration, web-to-mainframe integration, web-to-mobile integration, cloud integration, database design, website administration, web page development and payment processing. Within this scope, we have developed and implemented a comprehensive framework for governments, and a broad array of stand-alone configurable platforms and products along with services using a combination of our own proprietary technologies and commercially available, licensed technologies. We believe that our technological expertise, coupled with our in-depth understanding of governmental processes and systems, has made us adept at rapidly creating tailored digital government services that keep our partners on the forefront of technology.

Each of our government partners has unique priorities and needs in the development of its digital government services and payment solutions. More than half of our employees work in the internet services, application development and technology operations areas, and most are focused on a single government partner’s technology needs. Our employees develop an understanding of a specific government’s services priorities, technical profiles and information technology personnel and management. At the same time, our development directors are trained by experienced technical staff from our other operations, and there is frequent communication and collaboration, which ensures that our government partners can make use of the most advanced digital government services we have developed throughout our organization.

The majority of our state enterprise infrastructure and applications are hosted in a private cloud environment at a central data facility operated by a third-party, with backup at a similar facility in another location. Some of our state enterprise infrastructure and applications are physically hosted in each jurisdiction in which we operate on servers that we own or lease, or in a third-party cloud environment. We also provide links to sites that are maintained by government agencies or organizations that we do not manage. Our objective is to provide uninterrupted digital service 24 hours per day and seven days a week, and our operations maintain extensive backup, security and disaster recovery procedures.

History has proven that our systems and applications are scalable and can easily be replicated from one government entity to another. We focus on sustaining low-overhead operations, with all major investments driven by the objective of deploying the highest value-added technology and applications to each operation.

Finally, we have designed our digital government services and payment solutions to be compatible with virtually any existing system and to be rapidly deployable. To enable speed and efficiency of deployment, we license commercially available technology whenever possible and focus on the integration and configuration of these “off-the-shelf” hardware and software components when necessary. While we expect that commercially licensed technology will continue to be available at reasonable costs, there can be no assurance that the licenses for such third-party technologies will not be terminated or that we will be able to license third-party technology and applications for future services. While we do not believe that any one individual technology or application we license is material to our business, changes in or the loss of third-party licenses could lead to a material increase in the costs of licensing or to our products becoming inoperable or their performance being materially reduced, with the result that we may need to incur additional development or procurement costs to help ensure continued performance of our services.

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

Competition

Historically, we have not faced significant or consistent competition from companies vying to provide transaction-funded enterprise-wide digital services to governments; however, we face intense competition from companies providing point solutions and platforms to individual government agencies. We believe that the principal factors upon which our businesses compete are:

•our unique understanding of government needs;
•the quality and fit of our digital government services and payment solutions;
•the comprehensiveness of our services in the areas of technology, marketing, security, privacy, policy and regulation;
•speed and responsiveness to the needs of businesses and citizens;
•a proven transaction-based business model that is cost-effective as well as flexible funding models to fit many different government needs; and
•our enterprise-wide approach to serve all agencies, as well as the ability to deliver stand-alone SaaS solutions in the area of payment processing, healthcare, outdoors, and licensing.

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

Additionally, in some geographic areas, we may face agency-level competition from firms with established reputations and political relationships with potential government partners. Examples of companies that may compete and/or currently compete with us at the enterprise and agency levels are the following:

•traditional large systems integrators and consulting firms, including Deloitte, Accenture, IBM, CGI and Unisys;
•platform providers, including AWS, Microsoft and Salesforce;
•digital transaction payment processors, including First Payment Systems, Paymentus and FIS;
•software application developers and business, professional and occupational license providers, including Accela, FAST Enterprises and GCR; and
•other niche providers, such as Aspira, Sovereign Sportsman Solutions and Brandt Information Services in outdoors and Appriss in healthcare.

Seasonality

The use of some of our digital government services and payment solutions is seasonal, particularly the accessing of motor vehicle driver history records, resulting in lower revenues from this service in the fourth quarter of each calendar year, due to the lower number of business days in this quarter and a lower volume of transactions during the holiday periods.

Human Capital Management and Employee Relations

As of December 31, 2020, we had approximately 1,025 full-time employees, of which approximately 410 were working in corporate operations and approximately 615 were in our state enterprise and software & services businesses. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. We also employ independent contractors to support our application development, marketing, sales and administrative departments. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

To facilitate talent attraction and retention, we strive to make NIC a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities.

ITEM 1A. RISK FACTORS

Our operations are subject to numerous risks and uncertainties, including those described below. If any of these risks occur, our business, financial condition, and results of operations could be materially adversely affected. In that case, the value of our common stock could decline substantially.

Risks Relating to Our Business

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

We currently have 14 state enterprise contracts and three software & services contracts under which we provide digital government services that can be terminated by the other party without cause upon a specified period of notice. Collectively, revenues generated from these contracts represented approximately 48% of our total consolidated revenues for the year ended December 31, 2020. If any of these contracts are terminated without cause, the terms of the respective contract may require the government to pay us a fee to continue to use our applications.

In addition, we currently have 11 contracts under which we provide enterprise-wide digital government services, as well as our contract with the FMCSA, that have expiration dates within the 12-month period following December 31, 2020. Although certain of these contracts have renewal provisions, any renewal is at the option of our government partners, who may choose to not renew the contract, to re-open bidding for the services, to take over the services in place and provide services internally, or to allow individual government agencies to retain the services of their own providers. Collectively, revenues generated from these contracts represented approximately 28% of our total consolidated revenues for the year ended December 31, 2020. If a contract expires after a defined term, the government partner would be entitled to take over the services in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

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

The markets for our COVID-19-related services, including rapid-testing solutions and pandemic unemployment services, are characterized by intense competition, evolving distribution models and disruptive technology developments, among other things, which create downward pressure on pricing and profit margins and could adversely affect our contract renewal rates, as well as our ability to attract new customers. Our revenues from COVID-19-related services will depend on the duration and scope of the pandemic, as well as our continued ability to enhance and integrate our existing services, introduce new services in a timely and cost-effective manner and meet changing government and citizen consumer expectations and needs, among other things. Some of our competitors and potential competitors for COVID-19-related services enjoy competitive advantages such as greater financial, sales, marketing and other resources, as well as broader brand awareness. As a result of these advantages, potential and current government partners and other clients might select the services of our competitors, causing a loss of our current market share.

In response to COVID-19 concerns, we have imposed strict travel restrictions, temporarily closed all our offices and shifted to remote operations to ensure social distancing and the health and safety of our employees which may have negative impacts on our business development efforts. Most of our government partners and potential government partners have implemented similar measures, which may limit our ability to provide or sell our services to them. Our government partners may also have less funding for services, delay or cancel purchasing decisions or projects in light of uncertainties arising from the COVID-19 outbreak, which may reduce our revenues.

If one of our key employees or executive officers were to contract an infectious disease that impacts the ability to work for an extended period, even with an adequate succession plan, it could harm our business until that employee or executive officer recovers or until a permanent replacement is found. Hiring and training new employees may require substantial resources and management attention, particularly in a remote workforce environment. Further, because we are self-insured for healthcare, the medical costs associated with treating our employees that contract an infectious disease such as COVID-19 could be significant.

COVID-19 has negatively affected economic conditions in the United States and resulted in the Federal Reserve lowering interest rates to near zero, which has reduced the interest income we earn on our investable cash and increased the amount of fees we pay for commercial banking services. Any reduction in the earnings credit rate set by our commercial banking partners, which a bank calculates on non-interest bearing customer deposits and uses to offset service charges, could further increase fees we pay for commercial banking services.

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

We have partnered with and rely on third-party healthcare providers to offer and conduct COVID-19 testing on behalf of governmental agencies or other entities. We do not plan to independently conduct COVID-19 testing. These third parties play a significant role in COVID-19 testing at the service sites. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our COVID-19 testing solution services may be delayed or terminated and hinder our ability to expand such services.

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

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional third-party providers may involve additional cost and require management time and focus. In addition, there is a natural transition period when a new provider commences work. As a result, delays can occur, which could materially impact our ability to continue providing and expanding our COVID-19 testing solution. The COVID-19 pandemic and government measures taken in response have also had a significant impact on many testing service providers. Although we plan to carefully manage our relationships with our third-party providers, we may nonetheless encounter challenges or delays in the future, which could have a material and adverse impact on our COVID-19 testing business and prospects.

If we are unable to meet the unique challenges involved in contracting with governments and government agencies, our business may be harmed.

Our revenues are generated principally from contracts with state governments and government agencies within a state, and to a lesser extent with federal government agencies, to provide digital government services on behalf of those government entities to complete transactions, process payments and distribute public information digitally. We face many risks uniquely associated with government contracting, including:

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
•changes in government administrations that could impact existing RFPs, rebids, renewals or extensions; and
•government budget deficits and appropriation approval processes and periods, either of which could cause governments to curtail spending on services, including time and materials-based fees for application development or fixed-fee services, which constituted approximately 7% and 11% of total consolidated revenues, respectively, for the year ended December 31, 2020.

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

Our revenues are generated principally from contracts with state governments and government agencies within a state to provide digital government services on behalf of those government entities, and to complete transactions, process payments and distribute public information digitally. The growth in our revenues largely depends on government entities adopting our business model. We cannot ensure that government entities will choose to provide digital government services or continue to provide digital government services at current levels, or that they will provide such services with private assistance or by adopting our model. Generally, under our enterprise-wide transaction-based business model, we initially generate a high proportion of our revenues from the transaction-based services we provide on behalf of a limited number of government agencies within a state, while other agencies consider participating in the enterprise-wide contract. If any of our partner agencies within a state are dissatisfied with even one of the many services we provide, it may negatively affect our ability to convince additional agencies to partner with us or retain our enterprise agreement. The failure to secure contracts with certain government agencies, particularly those agencies that control motor vehicle driver history records, could result in revenue levels insufficient to support our operations on a self-sustained, profitable basis.

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

We earn a high proportion of our revenues and related accounts receivable from a limited number of services and customers. A significant portion of our revenues is derived from data resellers’ use of our services to access motor vehicle driver history records for the automobile insurance industry. Transaction-based fees charged for access to motor vehicle driver history records in various states accounted for approximately 19% of our total consolidated revenues for the year ended December 31, 2020. One of these data resellers, LexisNexis Risk Solutions, accounted for approximately 11% of our total consolidated revenues during this period. While fees charged for access to motor vehicle driver history records are currently expected to continue to account for a significant portion of our consolidated revenues for the foreseeable future, regulatory changes or the development or increased use of alternative information sources, such as credit scoring, could materially reduce our revenues from this service. Our contracts with data resellers generally may be terminated at any time after a 30-day notice and may be terminated immediately at the option of any party in certain circumstances. Furthermore, our credit risk may increase in the event any data resellers experience liquidity or solvency issues. We generally do not require collateral to secure accounts receivable.

A reduction in revenues from currently popular services or an inability to collect a major portion of our accounts receivable would harm our business, results of operations, cash flows, and financial condition, and our liquidity may be adversely affected.

If our competitors become more successful in developing and selling products or platforms for government-related services, including certain vertical and point solutions we offer, then our business could be adversely affected.

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

From time to time, credit/debit card and electronic check processors increase the fees (interchange and assessment fees) that they charge companies such as us. We could attempt to pass these increases along to citizens and businesses, but this might result in the loss of those customers or lower transaction volumes. If we are not able to pass along such increased fees to citizens and businesses in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our earnings and profit margins.

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

Our future success will depend on our ability to enhance and improve the responsiveness, functionality, and features of our services in accordance with industry standards and to address the increasingly sophisticated technological needs of our customers on a cost-effective and timely basis. Our ability to remain competitive will depend, in part, on our ability to:

•enhance and improve the responsiveness, functionality and other features of the government services we offer;
•continue to develop our technical expertise;
•develop and introduce new services, applications and technology to meet changing customer needs and preferences; and
•influence and respond to emerging industry standards and other technological changes in a timely and cost-effective manner.

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

Our business will suffer if we lose the right to provide access to the content filed or distributed through our digital government services or if we are held liable for the content that we pass to users from government entities.

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

Because we aggregate and digitally distribute private and sensitive public information, we may face potential liability for defamation, libel, negligence, invasion of privacy and other claims based on the nature and content of the material that is published on or distributed through the digital government services we operate. Most of the agreements through which we obtain consent to disseminate this information do not contain indemnity provisions in our favor. These types of claims have been brought, sometimes successfully, against online services in the past. We cannot ensure that our insurance will be adequate to reimburse us for all liability that may be imposed. Any liability that is not covered by our insurance, or is in excess of our insurance coverage, could severely harm our business operations and financial condition.

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

•the commencement, completion or termination of contracts during any quarter;
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

Due to the factors noted above and the other factors described in these Risk Factors, our financial performance in a quarter may be lower than we anticipate, and if we are unable to reduce spending in that quarter, our results of operations for that quarter may be harmed. One should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline. In addition, if we fail to meet expectations related to future growth, profitability, dividends or other market expectations, the price of our common stock may decline.

Our payment of dividends in the future is subject to several risks and uncertainties, and any failure to pay dividends in the future or any reduction in the amount of future dividend payments may adversely affect our stockholders.

Although our Board of Directors has approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, regular quarterly cash dividends, the payment of future dividends is subject to several risks and uncertainties, and we may not pay quarterly dividends in the same amounts or at all in the future. Our Board of Directors evaluates our dividend practice quarterly and may elect to increase, decrease or not pay a dividend at any time. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants associated with our line of credit. Any future determination as to the payment of dividends will be made at the discretion of our Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant. Any future decisions to reduce or discontinue paying cash dividends to our stockholders could cause the trading price for our common stock to decline and could adversely affect our stockholders.

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

Each government entity with which we contract may have the authority to require an independent audit of our performance and financial management of contracted operations in each respective state. The scope of audits could include inspections of income statements, balance sheets, fee structures, collections practices, service levels, security practices, and our compliance with contract provisions and applicable laws, regulations and standards. The expansion of our operations into new markets and services may further expose us to requirements and potential liabilities under additional statutes and rules that have previously not been relevant to our business. We cannot ensure that a future audit will not find any material performance deficiencies that would result in an adjustment to our revenues and result in financial penalties. Moreover, any consequent negative publicity could harm our reputation among other governments with which we would like to contract. These factors could harm our business, results of operations, cash flows and financial condition.

Risks Relating to Technology and Cybersecurity

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

A significant challenge to electronic commerce is the secure transmission of payment information and/or personal information over information technology networks and systems which process, transmit and store electronic information, and manage or support a variety of business processes. The collection, maintenance, use, disclosure and disposal of payment information and personal information by our businesses are regulated at state and federal levels, and cybersecurity legislation, executive orders and reporting requirements continue to evolve and become more complex. Because we either directly or indirectly through service providers (i) provide the electronic transmission of sensitive and personal information released from and filed with various government entities and (ii) perform online payment and electronic check processing services, we face the risk of a security breach. These security breaches could take place through system attacks, hacking events, acts of vandalism or theft, malware, viruses, human errors, catastrophes or other unforeseen events that could lead to significant disruptions or compromises of information technology networks and systems or the unauthorized release or use of payment information or personal information. Additionally, vulnerabilities in the security of our own internal systems or those of our service providers could compromise the confidentiality of, or result in unauthorized access to, personal information of our employees.

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

Despite the various security measures we have in place to protect payment and personal information from unauthorized disclosure and to comply with applicable laws and regulations, our information technology networks and systems and those of our third-party vendors and service providers cannot be made completely secure against security incidents. Even the most well protected information, networks, systems and facilities remain vulnerable to security breaches or disruptions, because (i) the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected for an extended period and (ii) the security methodologies, protocols, systems and procedures used for protection are implemented by humans at each level, and human errors may occur. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, or if such measures are implemented, and even if appropriate training is conducted in support of such measures, human errors may still occur. It is impossible for us to entirely mitigate this risk. A party, whether internal or external, who is able to circumvent our security measures, or those of our service providers, could misappropriate information, including, but not limited to payment information and personal information, or cause interruptions or direct damage to our partners or their users.

In addition, COVID-19 remote work-from-home restrictions make us more dependent on certain technologies that allow us to operate our business remotely and collaborate without face-to-face meetings both internally and with our customers. To the extent we may experience significant technological disruptions in our work-from-home capabilities, we would anticipate a negative impact on our business operations. Further, to the extent supply chains are disrupted, it may become more difficult to provide necessary technology to our employees working from remote locations.

In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing, business email compromise and other cybersecurity attacks, including increased introduction of malware, as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers) to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks or other disruption to our technology infrastructure, may adversely affect our business.

Under payment card rules and our contracts with our credit card processors, if there is a breach of payment card information that we store, process, or transmit, we could be subject to fines. We could also be liable to partners for costs of investigation, notification, remediation and credit monitoring and for any damages to users under applicable laws or our partner contracts.

In addition, any noncompliance with privacy laws or a security breach involving the misappropriation, loss or other unauthorized access, use or disclosure of payment information or personal information, or other significant disruption involving our information technology networks and systems, or those of our service providers (whether or not caused by a breach of our contractual obligations or our negligence), may lead to substantial costs and other consequences, which may include negative publicity, impair our ability to conduct our business, subject us to private litigation and government investigations and enforcement actions and cause us to incur potentially significant liability, damages or remediation costs, increased cybersecurity protection costs, lost revenues, increased insurance premiums and damage to our stock price and long-term stockholder value. It may also cause the governments with whom we contract to lose confidence in us, any of which may cause the termination or modification of our government contracts and impair our ability to win future contracts. Actual or anticipated attacks and risks affecting our own, our service providers’ or our government partners’ environment may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to train employees, and to engage third-party security experts and consultants. If we fail to reasonably maintain the security of confidential information, we may also suffer significant reputational and financial losses and our results of operations, cash flows, financial condition and liquidity may be adversely affected.

We could suffer significant losses and liability if our or our service providers’ operations, systems or platforms are disrupted or fail to perform properly or effectively.

The continued efficiency and proper functionality of our or our service providers’ technical systems, platforms and operational infrastructure is integral to our performance. As we grow, we continue to purchase equipment and upgrade our technology and network infrastructure to handle increased traffic on the digital government services we operate. We may experience occasional system interruptions and delays that make digital government services unavailable or slow to respond and prevent businesses and citizens from accessing information to which we provide access and services we operate. Any such interruptions or delays in the future could cause users to stop using the services we operate and could cause our government partners to penalize us financially or terminate agreements with us. Our operations, systems and platforms, or those of our service providers, may also be disrupted or fail due to catastrophic events such as natural disasters, telecommunications failures, power outages, cyber-attacks, terrorist attacks, acts of war or other catastrophic events. If any of these circumstances occurred, our business could be harmed.

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

Risks Relating to Legal and Regulatory Matters

We may become subject to liability under rules and standards for processing electronic direct debit payments from bank accounts and credit card payments.

We are required to comply with the Payment Card Industry’s Data Security Standards (“PCI DSS”) and the rules and standards promulgated by the National Automated Clearing House Association (“NACHA”) because we provide online payment and electronic check processing services. We may become potentially liable if we fail to handle transactions in accordance with these rules, or for failing to return funds within the prescribed time frame to the bank account of the person or entity disputing our authorization to debit those funds, before the dispute regarding our authorization is resolved. Our agreements with governmental agencies at the federal, state and local levels transfer this obligation for rapid funds return during dispute resolution to the government agencies affected, but in the event that such return does not happen, we may be potentially liable notwithstanding the government’s failure, and we may not be able to obtain reimbursement from the government involved or from the individual user or entity that initiated the debit without authorization. If this were to happen, our business, results of operations, cash flows and financial condition may be adversely affected. Our credit card and electronic check processing is also subject to the applicable rules of the card association or clearinghouse and applicable law. Additionally, in certain jurisdictions we are or may become subject to laws governing money transmitters and anti-money laundering for certain services we offer. If our interpretations, or those of our government partners, of any laws, rules, regulations, or standards are determined to be incorrect, we could be exposed to significant financial liability, substantial fines and penalties, cease and desist orders, and other sanctions that could restrict or eliminate our ability to provide certain of our services in one or more states or accept certain types of transactions in one or more states, or could force us to make costly changes to our business practices. If we were unable to accept payment cards or process checks electronically, our business would be negatively impacted.

We may become liable for violations of certain privacy laws as adopted federally or in each state.

We act as an outsourced manager on behalf of states, for electronic access to records pertaining to motor vehicles and motor vehicle operators (driver history records) by users and certain permitted resellers. These records are the largest group of records for which we process electronic access for state agencies and are processed in most of our state enterprise businesses. These records contain “personal information” and “sensitive personal information” as defined by the federal Driver Privacy Protection Act, and state versions of that Act adopted in every state (collectively, the “DPPA”). The DPPA regulates categories and circumstances under which “personal information” and “sensitive personal information” may be disclosed to requesters. Each state has procedures for complying with the DPPA, and such procedures may vary from state to state. We closely follow each state’s compliance procedures for general access. If we fail to follow such procedures, or we grant access to users not in compliance with such procedures, or if such procedures are deemed inadequate in some way, our business, results of operations, cash flows and financial condition may be adversely affected. The DPPA permits statutory damages to be awarded to the subjects of such records, even without proof of actual damage, for certain infringements or violations of the DPPA. We may be potentially liable for such damages in such instances, and we may have no recourse against the state.

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

Risks Relating to Conditions in Financial Markets and the Economy

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

Our cash primarily includes cash on hand in the form of bank deposits. We maintain our cash with major financial institutions. Deposits with these financial institutions exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At December 31, 2020, the amount of cash covered by FDIC deposit insurance was $9.7 million, and $226.8 million of cash was above the FDIC deposit insurance limits. These balances and our liquidity could be affected if one or more of the financial institutions with which we deposit funds fails or becomes subject to other adverse conditions in the financial or credit markets. To date, we have experienced no loss or lack of adequate access to our cash; however, we can provide no assurance that access to our liquidity will not be impacted or that we will not lose deposited funds in excess of FDIC insurance limits as a result of the failure or insolvency of any these financial institutions or adverse conditions in the financial and credit markets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal administrative office occupies a total of approximately 51,000 square feet of leased space at 25501 West Valley Parkway, Suite 300, Olathe, Kansas 66061. All our subsidiaries also lease their facilities. We do not own any real property.

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

As of February 24, 2021, there were approximately 210 holders of record of shares of our common stock.

Dividends and Share Repurchases

Refer to Note 10, Stockholders' Equity, to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding dividends.

During the fourth quarter of 2020, we acquired and canceled shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 - October 31, 2020	1,855	$21.37	—	21,062
Total	1,855	$21.37	—

(1) In March 2018, we announced that our Board of Directors had authorized a stock buyback program allowing the Company to repurchase up to $25 million of our common stock. Share repurchases may be made in the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements and may be made under a Rule 10b5-1 plan.

Performance Graph

The performance graph below compares the annual change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2015, and ending on December 31, 2020 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of: (a) the Nasdaq Composite (U.S.) Index, and (b) the Russell 2000 Index assuming a $100 investment on December 31, 2015. The stock price performance on the graph below is not necessarily indicative of our future stock price performance.

Comparison of Cumulative Total Return Among
NIC, Inc., Nasdaq Composite (U.S.) Index and Russell 2000 Index

Total Return Analysis	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
NIC Inc.	$100.00	$128.21	$90.64	$69.72	$127.01	$149.13
Nasdaq Composite	$100.00	$107.50	$137.86	$132.51	$179.19	$257.38
Russell 2000	$100.00	$119.48	$135.18	$118.72	$146.89	$173.86

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statement of Income Data:
Total revenues	$460,454	$354,205	$344,900	$336,508	$317,915
Operating income before income taxes	87,433	62,419	75,060	78,337	77,858
Net income	68,594	50,430	58,269	51,614	55,833
Net income per share - basic	1.01	0.75	0.87	0.77	0.84
Net income per share - diluted	1.01	0.75	0.87	0.77	0.84
Dividends declared per share	0.36	0.32	0.32	0.32	0.65

	December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Total assets	$464,349	$362,359	$310,526	$295,731	$240,862
Long-term debt (includes current portion of notes payable/capital lease obligations)	—	—	—	—	—
Total stockholders' equity	293,149	245,928	211,689	168,242	133,903

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the Consolidated Financial Statements and related Notes included in this Form 10-K.

CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K regarding NIC Inc. and its subsidiaries (referred to herein as “the Company”, “NIC”, “we”, “our” or “us”) and its business, which are not current or historical facts, are “forward-looking statements” that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements regarding the planned implementation of new contracts and new projects under existing contracts, the expected length of contract terms, statements relating to our business plans, objectives and expected operating results, statements relating to our expected effective tax rate, statements relating to possible future dividends and share repurchases, statements regarding the expected effects of changes in accounting standards, statements of assumptions underlying such statements, statements related to the ongoing effects the COVID-19 pandemic is expected to have on our business and financial results, including statements related to the duration, profitability and unsatisfied performance obligations of our COVID-19 testing solution, and statements of our intentions, hopes, beliefs, expectations, or predictions of the future. For example, statements like we “expect,” we “believe,” we “plan,” we “intend,” or we “anticipate” are forward-looking statements. Investors should be aware that our actual operating results and financial performance may differ materially from our expressed expectations because of risks and uncertainties about the future including those risks discussed in this 2020 Annual Report on Form 10-K.

There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements. These include, among others, our success in renewing existing contracts and in signing contracts with new states and with federal and state government agencies; our ability to successfully increase the adoption and use of digital government services; the possibility of security breaches or disruptions through cyber-attacks or other events and any resulting liability; our ability to implement new contracts and any related technology enhancements in a timely and cost effective manner; the possibility of reductions in fees or revenues as a result of budget deficits, government shutdowns, or changes in government policy; continued favorable government legislation; acceptance of digital government services by businesses and citizens; our ability to identify and acquire suitable acquisition candidates and to successfully integrate any acquired businesses; competition; general economic conditions; and the ongoing effects the COVID-19 pandemic is expected to have on our business and financial results, including statements relating to the duration, profitability and unsatisfied performance obligations of strategic initiatives developed in response to COVID-19, as well as on our government agency partners, workforce and citizen consumers, as discussed under “CAUTIONS ABOUT FORWARD LOOKING STATEMENTS” in Part I and “RISK FACTORS” in Part I, Item 1A of this 2020 Annual Report on Form 10-K. Investors should read all of these discussions of risks carefully.

All forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this report. Except as may be required by law, we will not update the information in this 2020 Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate. Investors are cautioned not to put undue reliance on any forward-looking statement.

OVERVIEW OF OUR BUSINESS MODEL

We are a leading provider of digital government services and payment solutions that help governments use technology to provide a higher level of service to businesses and citizens and increase efficiencies. We accomplish this through two channels: our state enterprise businesses and our software & services businesses.

In our state enterprise businesses, we generally enter into contracts with state and local governments to design, build, and operate digital government services and payment solutions on an enterprise-wide basis on their behalf. We typically enter into multi-year contracts and manage operations for each government partner through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. The digital services that we build allow businesses and citizens to access government information through multiple channels and complete secure transactions and payments. We are typically responsible for funding the up-front development and ongoing operations and maintenance costs of the digital government services. Our unique business model allows us to generate revenues by sharing in the transaction fees collected from digital government services and payment transactions. Our government partners benefit because they reduce their financial and technological risks, increase their operational efficiencies, and gain a centralized, customer-focused presence on the internet, while businesses and citizens gain a faster, more convenient, and more cost-effective means to interact with governments.

On behalf of our government partners, we enter into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work establish preliminary pricing of the online transactions and data access services we provide and the division of revenues between us and the government agency. The government oversight authority must approve prices and revenue sharing agreements. We have limited control over the level of transaction fees we are permitted to retain. Any changes made to the amount or percentage of transaction fees retained by us, or to the amounts charged for the services offered, could materially affect the profitability of the respective contract. We typically own all the intellectual property related to the applications developed under these contracts. After completion of a defined contract term or upon termination for cause, the government partner typically receives a perpetual, royalty-free license to use the applications and digital government services we built only in its own state. However, certain enterprise applications and proprietary customer management, billing, payment processing or other applications that we have developed and standardized centrally are provided to our government partners on a SaaS basis, and thus would not be included in any royalty-free license. If our contract expires after a defined term or if our contract is terminated by our government partner for cause, the government agency would be entitled to take over the owned or licensed applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract.

Most of our state enterprise revenues are generated from transaction-based services for interactive government services ("IGS") and driver history records ("DHR"), which represented approximately 63% and 26% of state enterprise revenues in 2020, respectively. These transaction-based revenues are highly correlated to state population but are also affected by pricing policies established by government entities for public records, the number and growth of commercial enterprises, and the government entity’s development of policy and information technology infrastructure supporting digital government. In 2020, transaction-based revenues consisted of approximately 65% business-to-government transactions and 35% citizen-to-government transactions.

The highest volume service we offer in the state enterprise business is digital access to DHRs. This service accounted for approximately 19%, 26% and 29% of our total consolidated revenues in 2020, 2019 and 2018, respectively. We currently believe that while this service will continue to be an important source of revenue, its contribution as a percentage of total consolidated revenues will decline modestly over time as other sources grow. In addition, in several of our states we offer interactive government services for online motor vehicle registration and licensing. This service accounted for approximately 11%, 11% and 14% of our total consolidated revenues in 2020, 2019 and 2018, respectively.

A primary source of revenue is derived from data resellers, such as LexisNexis Risk Solutions, which have entered into contracts with our government partners to request DHR records from the various states with which we have contracts. Under the terms of these contracts, our government partners have us provide data resellers with access to retrieve driver history records. For each state, the fee per record is the same for all entities that access DHR records. We generally earn a fixed-fee based on the number of requests processed for the government partner. LexisNexis Risk Solutions, which resells these records to the auto insurance industry, accounted for approximately 11%, 15% and 19% of our total consolidated revenues in 2020, 2019 and 2018, respectively. Data reseller contracts are generally self-renewing until canceled by one side or the other, and generally may be terminated at any time after a 30-day notice. Furthermore, these contracts are immediately terminable if the state statute allowing for the public release of these records is repealed.

We charge for digital access to government services based on usage and, depending upon government policies, also on a fixed or sliding scale bulk basis. Our fees are set by negotiation with the government agencies that control the records or services and are typically approved by a government sanctioned oversight authority. Generally, our contracts outline the total fee to be paid by the end-user consumer, as well as our share of the fee. We have limited control over the level of fees we are permitted to retain. We recognize revenues from transactions (primarily information access fees and filing fees) as we provide access to applications and process transactions initiated by end-user consumers. We bill certain end-user consumers, including high-volume DHR data resellers to the auto insurance industry, monthly. We typically receive most payments within 25 days of billing and remit payment to governments within 30 to 45 days of the transaction. The gross fees that we collect on behalf of government agencies for data access are accrued as accounts receivable and accounts payable at the time revenue from the access of public information is recognized. We typically must remit a certain amount or percentage of these fees to government agencies regardless of whether we ultimately collect the fees. The pricing of transactions varies by the type of transaction and by state.

Our state enterprise businesses also provide non-recurring application development services for our government partners on either a time and materials or fixed-fee basis and generally recognize revenues over time as services are provided. Development services revenues represented approximately 10% of state enterprise revenues in 2020. Fixed-fee services for our government partner in the state of Indiana represented approximately 1% of state enterprise revenues in 2020.

In our software & services businesses, we provide certain payment processing services, software development and digital government services, other than those provided on an enterprise-wide basis, to federal agencies, as well as state and local governments. Generally, our software & services contracts include SaaS contracts, payment processing contracts and, to a lesser degree, software development contracts. In August 2020, we began offering new rapid and secure COVID-19 testing solution TourHealth, featuring digital engagement, assessment and scheduling, as well as in-person clinical testing and logistics. This service accounted for approximately 13% of our total consolidated revenues in 2020.

Our objective is to strengthen our position as the leading provider of digital government services. Key strategies to achieve this objective include:

•Renew all current contracts: First and foremost, we strive to renew all currently profitable government contracts. We currently have 11 contracts under which we provide enterprise-wide digital government services, as well as our contract with the FMCSA, that have expiration dates within the 12-month period following December 31, 2020. For additional information on our current government contracts, please refer to Note 3, Outsourced Government Contracts, of this Annual Report on Form 10-K.

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

•Increase transactional revenues from our existing businesses: Part of our strategy is to increase transactional revenues from our existing contracts by building new applications and services, taking successful applications and services and implementing them in other states and increasing the adoption of existing applications and services within each state where we operate. We intend to accomplish this with new service offerings, increased operational focus and expanded marketing initiatives. In addition, we will work closely with the governance authority for each of our government partners to evaluate the pricing of new and existing services to encourage higher usage and increase revenue streams. We plan to continue our development of new secure online transactional services that enable government agencies to interact more effectively and efficiently with businesses, citizens and other government agencies through multiple online channels, including mobile. We will continue to work with government agencies, professional associations and other organizations to better understand the current and future needs of end-user consumers. We will continue to work with our government partners to create awareness of the online alternatives to traditional government interactions through initiatives such as informational brochures and inclusion of website information on government communication materials. In addition, we will continue to update our partners and end-user consumers to highlight new government service information. We plan to work with professional associations to directly and indirectly communicate to their members the potential convenience, ease of use and other benefits of the services we offer on behalf of our government partners.

•Continue to grow profitability: In addition to driving revenue growth for new and existing contracts, part of our strategy is to increase profitability by driving cost efficiency efforts throughout our Company that fosters entrepreneurial decision-making and innovation and accentuates the potential financial leverage of our business model.

REVENUES

We classify our revenues into two primary categories: (1) state enterprise and (2) software & services. Each of these categories are described below:

State Enterprise Revenues: We earn revenues from our subsidiaries operating enterprise-wide state contracts to provide digital government services to multiple government agencies. We categorize our state enterprise revenues into three main sources: transaction-based fees, development services and fixed-fee services. Transaction-based revenues and fixed-fee revenues are generally recurring while development revenues are generally non-recurring. An important financial metric that we use to gauge our success in increasing revenues in our existing state enterprise businesses is same state revenue growth. We define same state revenues as revenues from states under contract and generating comparable revenues for two full comparable periods. Our long-term goal is to grow same state revenues at our historical average of more than 8% per year. Each revenue source is further described below:

•Transaction-based:

▪IGS: fees from a wide variety of interactive government services, other than digital access to motor vehicle driver history records, for transactions conducted by businesses and end-user consumers. For a representative listing of the IGS applications we currently offer through our state enterprise businesses in conjunction with our government partners, refer to Part I, Item 1 in this Annual Report on Form 10-K. As IGS revenues continue to become a larger component of overall state enterprise revenues, our growth in same state IGS revenues becomes more important to our overall growth.
▪DHR: fees from driver history records for providing data resellers, insurance companies, and other pre-authorized customers digital access to state motor vehicle driver history records on behalf of our state partners. Absent price increases, same state DHR revenue growth has historically ranged from flat to 4% per year.
•Development Services: revenues from the performance of software development projects and other time and materials services for our government partners. While we actively market these services, they do not have the same degree of predictability as our transaction-based or fixed-fee services.
•Fixed-Fee Services: our state enterprise business in Indiana earns fixed-fees from the performance of digital government services for numerous government agencies.

Software & Services Revenues: We earn revenues from our businesses that provide software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments. Our Software & Services revenues are primarily transaction-based and classified as Payments, Federal, TourHealth and Other. Each of these revenue types is further described below:

•Payments: primarily transaction-based fees from contracts with state and local governments for payment processing-related, transaction-based services that are not part of an enterprise-wide state contract. The majority of revenues from these sources are generally recurring.
•Federal: primarily transaction-based, fees from contracts with certain Federal agencies in the United States, including the FMCSA, to manage the PSP and transaction-based revenues we earn as a subcontractor to Booz Allen Hamilton on its Recreation.gov contract. The majority of our Federal revenues are generally recurring under the respective contracts.
•TourHealth: a combination of fixed-fee and per test-based fees from contracts pertaining to our new TourHealth solution, which utilizes our citizen-engagement technology platform, Gov2Go®, to provide rapid and secure COVID-19 testing. TourHealth commenced operations and began to generate revenues in August

2020 and has contracted for testing services with certain government entities extending into the first quarter of 2021. It is possible services will continue beyond the first quarter of 2021 depending on the severity and duration of the pandemic and the testing needs of states, correctional facilities and higher education institutions across the US.
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

Cost of Revenues: Consists of all direct costs associated with providing digital government services and payment solutions for both our state enterprise and software & services businesses and excludes depreciation & amortization. We categorize cost of revenues between fixed and variable costs:

•Fixed costs: include costs such as employee compensation and benefits (including stock-based compensation), subcontractor labor and other costs, telecommunications costs, provision for losses on accounts receivable, and all other costs associated with the provision of dedicated client service such as dedicated office facilities.

•Variable costs: fluctuate with the level of revenues and primarily include interchange fees required to process credit/debit card transactions, bank fees to process automated clearinghouse transactions and, to a much lesser extent, costs associated with revenue share arrangements with certain state partners. A significant percentage of our transaction-based revenues are generated from online applications whereby users pay for information or transactions via credit/debit cards. We typically earn a portion of the credit/debit card transaction amount, but also must pay an associated interchange fee to the financial institution that processes the credit/debit card transaction. We earn a lower incremental gross profit percentage on these transactions as compared to our DHR and other IGS transactions. However, we plan to continue to implement these services because they are needed by our government partners and they contribute favorably to our operating income growth.

Selling & Administrative: This category consists primarily of corporate-level expenses (including all forms of compensation and benefits) relating to market development and sales, marketing, human resource management, corporate communications and public relations, administration, legal, finance and accounting, internal audit and other non-customer service-related costs.

Enterprise Technology & Product Support: This category consists primarily of corporate-level expenses (including all forms of compensation and benefits) for our information technology, product development and security teams that support our centrally hosted data center infrastructure and centrally developed SaaS payment processing solutions, government agency SaaS products, including outdoor recreation, healthcare and regulatory licensing, and other SaaS platform solutions, including our citizen-centric Gov2Go® enterprise platform and enterprise microservices and internal development platforms.

Depreciation & Amortization: This category consists of depreciation of fixed assets and amortization of both internally developed software and intangible assets purchased as part of acquisitions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain estimates and assumptions involved in the application of generally accepted accounting principles have a material impact on our reported financial condition and operating performance and on the comparability of such reported information over different reporting periods. A critical accounting policy is one which is both important and material to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often because of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. There are other items within our financial statements that require management to make estimates and assumptions, but are not deemed critical, that may affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Those significant accounting policies and recent accounting pronouncements not yet adopted are described in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

NOVEL CORONAVIRUS DISEASE 19 ("COVID-19")

We are monitoring the ongoing COVID-19 pandemic and have been actively working with our government partners to assist them with the impact. As the outbreak progressed in the United States in 2020 and the vast majority of states issued stay-at-home orders, starting mostly in the latter part of March and continuing through April and most of May, we saw a decrease in volumes for certain services we operate on behalf of our government partners, including driver history record services and interactive government services, the federal Pre-Employment Screening Program we operate on behalf of the Department of Transportation Federal Motor Carrier Safety Administration, and the federal Recreation.gov outdoor recreation service we operate as a subcontractor in conjunction with Booz Allen Hamilton, among other services. We also saw a shift from certain in-person, over-the-counter transactions conducted in brick-and-mortar government offices, many of which were temporarily closed, to those we manage digitally online for our government agency partners. In addition, we saw several government agency partners extend deadlines 60 to 90 days for certain required filings and renewals. These actions negatively impacted the volume of transaction we processed and the amount of revenues we recognized for many services in March and throughout the second quarter of 2020. However, we saw an improvement in volumes for many services starting in late May and continuing throughout the third and fourth quarters of 2020 as stay-at-home orders were lifted, federal parks reopened and extensions for certain required filings and renewals expired. In addition, we recently launched a new service offering, TourHealth, which utilizes our technology to provide a rapid and secure solution for COVID-19 testing. In the second half of 2020, TourHealth provided testing services for the states of Florida, South Carolina and Kansas as well as the Alabama Department of Corrections and the University of Mississippi, which positively impacted our financial results for the year.

We currently anticipate the COVID-19 pandemic may have a prolonged negative impact on broader economic conditions in the United States, which may impact our results of operations in the future. While we have not incurred any significant disruptions to our business activities or services resulting from the pandemic, we have temporarily restricted all business travel, closed all Company offices and shifted to remote operations for an indefinite period to ensure social distancing and the health and safety of our employees. We believe we are currently operating efficiently and continue to effectively manage the overall impact of the pandemic on our business with a remote workforce. We are actively monitoring the situation and are assessing further possible implications to our business and we will continue to take aggressive actions to mitigate potential adverse consequences, such as operational contingency planning and testing, key personnel succession planning, enhanced employee and government partner communication protocols, travel restrictions and cost containment efforts to buffer potential future revenue declines. See “RISK FACTORS” in Part I, Item 1A of this 2020 Annual Report on Form 10-K for additional discussion regarding the risks associated with the COVID-19 pandemic and those risks related to a prolonged economic slowdown, among other risk factors.

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

Total Revenues

In the table below, we have categorized our revenue by the two main categories included in the consolidated statements of income, with the corresponding percentage change from the prior year period:

				2020 vs 2019		2019 vs 2018
(dollar amounts in thousands)	2020	2019	2018	$ Change	%	$ Change	%
State enterprise revenues	$331,720	$290,281	$312,492	$41,439	14%	$(22,211)	(7)%
Software & services revenues	128,734	63,924	32,408	64,810	101%	31,516	97%
Total	460,454	354,205	344,900	106,249	30%	9,305	3%

Recurring revenues as a % of total revenues	80%	97%	96%

State enterprise revenues

In the table below, we have categorized our state enterprise revenues according to the underlying source of revenue, with the corresponding percentage change from the prior year period:

				2020 vs 2019		2019 vs 2018
(dollar amounts in thousands)	2020	2019	2018	$ Change	%	$ Change	%
IGS transaction-based	$209,903	$183,987	$195,155	$25,916	14%	$(11,168)	(6)%
DHR transaction-based	85,337	91,059	100,241	(5,722)	(6)%	(9,182)	(9)%
Development services	31,530	10,285	12,146	21,245	207%	(1,861)	(15)%
Fixed-fee services	4,950	4,950	4,950	—	—%	—	—%
Total	$331,720	$290,281	$312,492	$41,439	14%	$(22,211)	(7)%

The following table summarizes key same-state revenue metrics for our state enterprise revenues. The results of the Illinois contract were excluded from the same-state category for all periods presented. For both 2019 and 2018, results of the legacy Texas contract were excluded from the same-state category because they did not generate comparable revenues for two full comparable periods.

	2020	2019	2018
Same-state IGS revenue growth	14%	16%	11%
Same-state DHR revenue growth (decline)	(6)%	3%	3%
Same-state revenue growth - other services*	136%	1%	15%
Same-state revenue growth - total	14%	10%	9%
* Represents the combined revenue growth from development services and fixed-fee services.

State enterprise revenues for 2020 increased 14% from 2019 driven by same state growth. The 14% increase in same-state revenues for 2020 was mainly due to higher revenues in Virginia, New Jersey and Wisconsin, among other states. Same-state IGS revenues increased 14% in 2020 due, in part, to higher DMV-related revenues across several states, including the new motor vehicle titling and registration service in Wisconsin, strong demand for hunting and fishing licensing services in several states and an increase in payment processing revenues in New Jersey, among other services. In addition, the pandemic and the need to socially distance pushed more businesses and citizens online to interact with governments digitally, instead of in government offices, which increased the usage of many digital services we manage on behalf of our government partners. Same-state DHR revenues declined 6% in 2020 due to lower revenues across several states as a result of the impact of COVID-19 on the auto insurance industry and associated data resellers. Same-state revenue growth for other services increased 136% in 2020 primarily due to pandemic unemployment services provided in the Commonwealth of Virginia, which totaled $19.6 million for the year.

State enterprise revenues for 2019 declined 7% from 2018, mainly due to a $49.0 million decrease in revenues from the legacy Texas contract, which expired on August 31, 2018, partially offset by a 10%, or $27.3 million, increase in same state revenues. The 10% increase in same-state revenues for 2019 was mainly due to higher revenues in New Jersey, Indiana and Colorado, among other states. Same-state IGS revenues increased 16% in 2019 driven in part by higher payment processing volumes in New Jersey and Indiana and higher revenues from motor vehicle renewals in Colorado, among other services. Same-state DHR revenues grew 3% in 2019, mainly due to higher volumes across several states.

Software & services revenues

In the analysis below, we have categorized our software & services revenues among Payments, Federal, TourHealth and Other, with the corresponding percentage change from the prior year period.

				2020 vs 2019		2019 vs 2018
(dollar amounts in thousands)	2020	2019	2018	$ Change	%	$ Change	%
Payments	$41,092	$37,976	$10,936	$3,116	8%	$27,040	247%
Federal	20,799	22,019	19,813	(1,220)	(6)%	2,206	11%
TourHealth	61,634	—	—	61,634	N/A	—	N/A
Other	5,209	3,929	1,659	1,280	33%	2,270	137%
Total	$128,734	$63,924	$32,408	$64,810	101%	$31,516	97%

Software & services revenues in 2020 increased $64.8 million, or 101%, over 2019, primarily driven by $61.6 million in revenues from our TourHealth COVID-19 testing solution, which commenced in August 2020, and provided testing services to the states of Florida, South Carolina and Kansas as well as the Alabama Department of Corrections and the University of Mississippi. The increase in software & services revenues was also driven by higher volumes in our Payments business, primarily in the state of Texas. Federal revenues decreased 6% in 2020 driven mainly by a 13% decline in revenues from our contract with the FMCSA to operate the PSP resulting from the COVID-19 pandemic, partially offset by a 45% increase in revenues from Recreation.gov as many federal parks reopened and experienced an influx of visitors after stay-at-home orders instituted in the early months of the pandemic were lifted starting in June 2020.

Software & services revenues in 2019 increased $31.5 million, or 97%, over 2018, primarily driven by our new Texas payments business, which commenced on September 1, 2018. The increase was also driven by Recreation.gov, which launched on October 1, 2018, and higher volumes from the PSP service. Other software & services revenues increased mainly due to our acquired RxGov prescription drug monitoring solution (acquired in 2018) and licensing solutions business (acquired in 2019).

State Enterprise Cost of Revenues

In the table below, we have categorized our state enterprise cost of revenues between fixed and variable costs, with the corresponding percentage change from the prior year period:

				2020 vs 2019		2019 vs 2018
(dollar amounts in thousands)	2020	2019	2018	$ Change	%	$ Change	%
Fixed costs	$115,802	$98,754	$108,229	$17,048	17%	$(9,475)	(9)%
Variable costs	84,099	76,736	79,092	7,363	10%	(2,356)	(3)%
Total	$199,901	$175,490	$187,321	$24,411	14%	$(11,831)	(6)%

Cost of state enterprise revenues in 2020 increased $24.4 million, or 14%, over 2019 due mainly to a 15% or approximately $24.9 million, increase in same state costs. The increase in same state costs in 2020 was primarily attributable to an increase in fixed costs in Virginia for call center subcontractors to support pandemic unemployment services totaling $14.6 million. Variable costs to process credit/debit card transactions also increased, due mainly to higher IGS transaction volumes in several states, as further discussed above.

Cost of state enterprise revenues in 2019 decreased $11.8 million, or 6%, from 2018 due mainly to a year-over-year decrease in costs from the legacy Texas contract totaling $31.0 million. This decrease was partially offset by a 12% or approximately $18.4 million, increase in same state costs.

Our state enterprise gross profit percentage was 40% in all periods presented. We carefully monitor our state enterprise gross profit percentage to strike the balance between generating a solid return for our stockholders and delivering value to our government partners through ongoing investment in our state enterprise operations (which we believe also benefits our stockholders).

Software and Services Cost of Revenues

In the table below, we have categorized our software & services cost of revenues between fixed and variable costs, with the corresponding percentage change from the prior year period:

				2020 vs 2019		2019 vs 2018
(dollar amounts in thousands)	2020	2019	2018	$ Change	%	$ Change	%
Fixed costs	$64,587	$13,169	$8,161	$51,418	390%	$5,008	61%
Variable costs	30,246	28,467	8,550	1,779	6%	19,917	233%
Total	$94,833	$41,636	$16,711	$53,197	128%	$24,925	149%

Cost of software & services revenues in 2020 increased 128% or approximately $53.2 million, over 2019, driven primarily by higher fixed costs for subcontractors to support our TourHealth COVID-19 testing solution totaling $51.6 million. The increase in variable costs is attributable to credit/debit card interchange fees associated with higher payment processing volumes in Texas.

Our software & services gross profit percentage was 26% in 2020, compared to 35% in 2019. The lower gross profit percentage in 2020 was primarily driven by lower gross profit margins from our TourHealth COVID-19 testing solution.

Cost of software & services revenues in 2019 increased 149% or approximately $24.9 million, over 2018, driven primarily by higher variable costs to support our Texas payment operations, which commenced on September 1, 2018. The increase in fixed costs was primarily attributable to higher costs to support our recently acquired RxGov and NIC Licensing Solutions businesses.

Our software & services gross profit percentage was 35% in 2019 compared to 48% in 2018. The lower gross profit percentage in 2019 was primarily driven by lower gross profit margins for our Texas payments business.

Selling & Administrative

Selling & administrative expenses for 2020 were $34.6 million, a 2% decrease from 2019, primarily driven by executive severance costs in 2019 totaling $2.6 million, which consisted of a one-time cash payment of $1.5 million and $1.1 million of stock-based compensation expense associated with the accelerated vesting of certain restricted stock awards, as previously disclosed, and was partially offset by an increase in incentive-based compensation due to strong consolidated financial results in 2020. As a percentage of total consolidated revenues, selling & administrative expenses were 8% in 2020 compared to 10% in 2019.

Selling & administrative expenses for 2019 were $35.2 million, a 7% increase over 2018. As a percentage of total consolidated revenues, selling & administrative expenses increased to 10% in 2019 compared to 9% in 2018, primarily driven by executive severance costs in 2019, as described above.

Enterprise Technology & Product Support

Enterprise technology & product support expenses were $29.5 million, a 10% increase over 2019, primarily driven by higher personnel costs to support SaaS product development and enhance company-wide information technology. As a percentage of total consolidated revenues, enterprise technology & product support expenses were 6% in 2020 compared to 8% in 2019.

Enterprise technology & product support expenses for 2019 were $26.9 million, a 12% increase over 2018. As a percentage of total consolidated revenues, enterprise technology & product support expenses were 8% in 2019 compared to 7% in 2018, primarily driven by higher personnel costs to support SaaS product development and enhance company-wide information technology.

Depreciation & Amortization

				2020 vs 2019		2019 vs 2018
(dollar amounts in thousands)	2020	2019	2018	$ Change	%	$ Change	%
Depreciation expense	$4,103	$4,336	$5,372	$(233)	(5)%	$(1,036)	(19)%
Amortization expense	10,142	8,274	3,745	1,868	23%	4,529	121%
Total	$14,245	$12,610	$9,117	$1,635	13%	$3,493	38%

Depreciation & amortization expense in 2020 increased 13%, or approximately $1.6 million, over 2019, driven primarily by intangible asset amortization related to the Complia, LLC business acquisition in May 2019 (renamed NIC Licensing Solutions), as well as amortization of capitalized software development costs related to SaaS enterprise product and vertical platform investments.

Depreciation & amortization expense in 2019 increased 38%, or approximately $3.5 million, over 2018, driven primarily by approximately $3.0 million of intangible asset amortization related to the Leap Orbit technology acquisition (renamed RxGov) and the Complia, LLC acquisition, compared to approximately $0.5 million of intangible asset amortization related to the Leap Orbit acquisition in 2018. The increase in amortization expense in 2019 was also driven by an increase in capitalized software development costs related to SaaS enterprise product and vertical platform investments. This increase was partially offset by lower depreciation related to the legacy Texas contract.

Interest Income

Interest income declined in 2020 compared to 2019 due to a decrease in interest earned on our investable cash balances following the Federal Reserve's emergency cuts to the federal funds rate to essentially zero in March 2020 in response to the COVID-19 pandemic.

Interest income was $2.5 million in 2019, up from $0.6 million in 2018, driven by an increase in interest rates on our investable cash balances during the period.

Income Taxes

In 2020, 2019 and 2018, our effective tax rate was approximately 21.9%, 22.3% and 23.0%, respectively. The lower effective tax rate in 2020 was primarily due to lower non-deductible expenses and a lower blended state income tax rate, which was impacted by our operations in the state of Florida for TourHealth COVID-19 testing services allowing us to utilize certain of our net operating loss carryforwards. The lower tax rate in 2019 is primarily attributable to the release of reserves for unrecognized income tax benefits resulting from the expiration of statutes of limitations for certain tax years and from the completion of an IRS examination of our 2016 federal income tax return, which resulted in no changes to our previously filed return. For additional information, see Note 11, Income Taxes, in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Liquidity and Capital Resources

Operating activities

Cash flows provided by operating activities were $62.8 million, $72.1 million and $69.8 million in 2020, 2019 and 2018, respectively. The changes in net cash provided by operating activities were the result of fluctuations in working capital associated with the timing of payments to and receipts from our government partners, subcontractors and end-user consumers. In 2020, these fluctuations included TourHealth COVID-19 testing services, which commenced in August 2020 and, to a lesser extent, pandemic unemployment services provided to the Commonwealth of Virginia..

Investing activities

Investing activities in 2020, 2019 and 2018 were $11.8 million, $26.4 million and $17.5 million, respectively. The change reflects the cash paid for the Complia and Leap Orbit acquisitions in 2019, totaling $13.5 million. For additional information see Note 5, Acquisitions, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Furthermore, in 2020, 2019 and 2018, we capitalized $8.5 million, $8.7 million and $8.6 million, respectively, of software development costs primarily related to ongoing investments in enterprise SaaS platform solutions and in the enhancement of our centrally managed applications for customer management, billing and payment processing that support our business operations and accounting systems. Investing activities in 2020, 2019 and 2018 also consisted of $3.4 million, $4.3 million and $5.4 million, respectively, of capital expenditures, which were for fixed asset additions in our state enterprise businesses and in our centralized operations to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software and office equipment.

Financing activities

Net cash used in financing activities in 2020, 2019 and 2018 primarily reflects cash dividends paid to stockholders totaling $24.4 million, $21.6 million and $21.5 million, respectively. The increase in 2020 was primarily due to the repurchase of shares in the first quarter of 2020 totaling $3.9 million and to a $2.8 million an increase in dividend payments.

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

We believe our working capital and current ratio are important measures of our short-term liquidity. Working capital, defined as current assets minus current liabilities, increased to $257.6 million at December 31, 2020, from $212.1 million at December 31, 2019. The increase was primarily due to cash generated from operating activities and an increase in accounts receivable from our government partners and end-user consumers driven by higher revenues in 2020, including TourHealth COVID-19 testing services and Virginia pandemic unemployment services, offset by an increase in accounts payable to our government partners and an increase in accrued expenses for amounts owed to subcontractors. Our current ratio, defined as current assets divided by current liabilities, was 2.6 at December 31, 2020 compared to 3.1 at December 31, 2019.

As of December 31, 2020, our unrestricted cash balance was $236.5 million compared to $214.4 million at December 31, 2019. We believe that our currently available liquid resources and cash generated from operations in the future will be sufficient to meet our operating requirements, capital expenditure requirements and dividend payments for at least the next 12 months without the need for additional capital. We have a $10 million unsecured revolving credit facility (the “Credit Agreement”) with a bank that is available to finance working capital, issue letters of credit and finance general corporate purposes. The Credit Agreement also includes an accordion feature that allows us to increase the available capacity under the Credit Agreement to $50 million, subject to securing additional commitments from the bank. We can obtain letters of credit in an aggregate amount of $5 million, which reduces the maximum amount available for borrowing under the Credit Agreement. In total, we had $4.8 million in available capacity to issue additional letters of credit and $9.8 million of unused borrowing capacity at December 31, 2020 under the Credit Agreement. We were in compliance with all of the financial covenants under the Credit Agreement at December 31, 2020. For further discussion, see Note 8, Debt Obligations and Collateral Requirements, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

At December 31, 2020, we were bound by performance bond commitments totaling approximately $38.2 million on certain state enterprise contracts and other business relationships. We have never had any defaults resulting in draws on performance bonds.

We currently expect our capital expenditures to range from $4.0 million to $5.0 million in fiscal year 2021, which we intend to fund from our cash flows from operations and existing cash reserves. This estimate includes capital expenditures for normal fixed asset additions in our state enterprise and software & services businesses including equipment upgrades and enhancements, and in our centralized operations to support and enhance corporate-wide information technology and security infrastructure, including Web servers, purchased software, and office equipment. We currently expect our capitalized internal-use software development costs to range from $9.0 million to $10.0 million. This estimate includes costs related to ongoing investments in enterprise SaaS platform solutions and the enhancement of centrally managed applications for customer management, billing and payment processing that support our business operations and accounting systems.

Acquisitions

On May 1, 2019, we completed the stock acquisition of Complia, a regulatory licensing platform business. Under the terms of the purchase agreement, the selling shareholders received purchase consideration of $10.0 million in cash and are eligible to receive additional consideration of up to $5.0 million. See Note 5, Acquisition, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Dividends

We paid dividends of $0.36 per common share ($0.09 per quarter) in 2020 and $0.32 per common share ($0.08 per quarter) in each of 2019 and 2018. The total cash paid for dividends in 2020, 2019 and 2018 was $24.4 million, $21.6 million and $21.5 million, respectively.

On February 1, 2021, our Board of Directors declared a regular quarterly cash dividend of $0.09 per share, payable to stockholders of record as of March 3, 2021. The dividend will be paid on March 17, 2021 out of our available cash. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants associated with our line of credit. We do not believe any of our previously paid or declared dividends will have a significant effect on our future liquidity needs.

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

Off-balance sheet arrangements and contractual obligations

The following table sets forth our future contractual obligations and commercial commitments as of December 31, 2020 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$12,437	$4,692	$5,711	$2,034	$—
Income tax uncertainties	4,358	—	4,358	—	—
Total contractual cash obligations	$16,795	$4,692	$10,069	$2,034	$—

While we have significant operating lease commitments for office space, except for our headquarters, those commitments are generally tied to the period of performance under related government contracts.

We have income tax uncertainties of approximately $4.4 million at December 31, 2020. These obligations are classified as noncurrent on our consolidated balance sheet, as resolution is expected to take more than a year. We estimate that these matters could be resolved in one to three years as reflected in the table above. However, the ultimate timing of resolution is uncertain. For additional information see Note 11, Income Taxes, in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Changes in interest rates affect the interest income and earnings credit rates we earn on our cash accounts with banks, and therefore impact our cash flows and results of operations. Based on our investable cash balances as of December 31, 2020, a one percent change in interest rates would not have a significant impact on our cash flows or results of operations.

We do not use derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of NIC Inc.

Opinion on Internal Control Over Financial Reporting

We have audited NIC Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, NIC Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Kansas City, Missouri
February 25, 2021

Report of Independent Registered Public Accounting Firm
The Stockholders and the Board of Directors of NIC Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NIC Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Report of Independent Registered Public Accounting Firm

Description of the Matter
Revenue Processed By Highly Automated Proprietary Applications

As more fully described in Note 2 to the consolidated financial statements, approximately 78 percent of the Company’s revenues for the year ended December 31, 2020 are derived from its transaction-based services where the Company agrees to provide continuous access to digital government services that allow consumers to complete secure transactions in exchange for transaction-based fees. The Company satisfies its performance obligation by providing customers access to applications over the contractual term and by processing transactions as they are initiated by consumers. The Company’s transaction-based services are comprised of a significant volume of low-dollar transactions processed by proprietary applications that were primarily developed by the Company. The processing of transactions, including the recording of them, is highly automated and based on contractual terms with the Company’s customers.

Given the highly automated applications utilized to process and record transaction-based revenue, auditing those transactions required a significant extent of effort and increased involvement of professionals with expertise in information technology (“IT”) necessary for us to identify, test, and evaluate the Company’s significant applications and automated controls utilized to process transaction-based revenue.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s accounting for transaction-based revenue. This included involvement of audit professionals with significant experience in the use of information technology (IT) to support business operations and related controls. With the involvement of our IT professionals, we identified the relevant applications used to calculate and record transaction-based revenue, and tested the IT general controls over those applications, including testing of user access controls, change management controls, and IT operations controls as well as certain automated application controls.

Our audit procedures related to the Company’s transaction-based revenue also included, among other procedures, performing data analytical procedures to evaluate the completeness and accuracy of recorded revenue and testing disaggregated reconciliations of revenue from the significant applications to the Company’s general ledger.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015
Kansas City, Missouri
February 25, 2021

NIC INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$236,513	$214,380
Trade accounts receivable, net	155,484	85,399
Prepaid expenses & other current assets	23,638	12,944
Total current assets	415,635	312,723
Property and equipment, net	9,341	10,091
Right of use lease assets, net	10,809	10,778
Intangible assets, net	20,737	22,398
Goodwill	5,965	5,965
Other assets	1,862	404
Total assets	$464,349	$362,359

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,364	$63,685
Accrued expenses	61,064	25,940
Lease liabilities	4,078	3,776
Other current liabilities	10,491	7,191
Total current liabilities	157,997	100,592

Deferred income taxes, net	1,097	2,463
Lease liabilities	7,172	7,373
Other long-term liabilities	4,934	6,003
Total liabilities	171,200	116,431

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, 0.0001 par, 200,000 shares authorized, 67,031 and 66,968 shares issued and outstanding	7	7
Additional paid-in capital	129,456	123,208
Retained earnings	163,686	122,713
Total stockholders' equity	293,149	245,928
Total liabilities and stockholders' equity	$464,349	$362,359

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amount)

	Year Ended December 31,
	2020	2019	2018
Revenues:
State enterprise revenues	$331,720	$290,281	$312,492
Software & services revenues	128,734	63,924	32,408
Total revenues	460,454	354,205	344,900
Operating expenses:
State enterprise cost of revenues, exclusive of depreciation & amortization	199,901	175,490	187,321
Software & services cost of revenues, exclusive of depreciation & amortization	94,833	41,636	16,711
Selling & administrative	34,551	35,200	32,747
Enterprise technology & product support	29,491	26,850	23,944
Depreciation & amortization	14,245	12,610	9,117
Total operating expenses	373,021	291,786	269,840
Operating income	87,433	62,419	75,060
Other income:
Interest income	389	2,514	616
Income before income taxes	87,822	64,933	75,676
Income tax provision	19,228	14,503	17,407
Net income	$68,594	$50,430	$58,269

Basic net income per share	$1.01	$0.75	$0.87
Diluted net income per share	$1.01	$0.75	$0.87

Weighted average shares outstanding:
Basic	67,010	66,884	66,499
Diluted	67,117	66,884	66,560

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2018	66,271	$7	$111,275	$56,960	$168,242
Cumulative effect of adoption of accounting standard (Note 2)	—	—	—	208	208
Net income	—	—	—	58,269	58,269
Dividends declared	—	—	—	(21,521)	(21,521)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	137	(137)	—
Dividend equivalents canceled upon forfeiture of performance-based restricted stock awards	—	—	(140)	140	—
Restricted stock vestings	263	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(87)	—	(1,229)	—	(1,229)
Stock-based compensation	—	—	6,338	—	6,338
Issuance of common stock under employee stock purchase plan	122	—	1,382	—	1,382
Balance, December 31, 2018	66,569	7	117,763	93,919	211,689
Net income	—	—	—	50,430	50,430
Dividends declared	—	—	—	(21,649)	(21,649)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	109	(109)	—
Dividend equivalents canceled upon forfeiture of performance-based restricted stock awards	—	—	(122)	122	—
Restricted stock vestings	427	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(159)	—	(2,754)	—	(2,754)
Stock-based compensation	—	—	6,769	—	6,769
Shares issuable in lieu of dividend payments on performance-based restricted stock awards	3	—	—	—	—
Issuance of common stock under employee stock purchase plan	128	—	1,443	—	1,443
Balance, December 31, 2019	66,968	7	123,208	122,713	245,928
Cumulative effect of adoption of accounting standard (Note 2)	—	—	—	339	339
Net income	—	—	—	68,594	68,594
Dividends declared	—	—	—	(24,398)	(24,398)
Dividend equivalents on unvested performance-based restricted stock awards	—	—	141	(141)	—
Dividend equivalents canceled upon forfeiture of performance-based restricted stock awards	—	—	(84)	84	—
Restricted stock vestings	299	—	—	—	—
Shares surrendered and canceled upon vesting of restricted stock to satisfy tax withholdings	(99)	—	(2,037)	—	(2,037)
Repurchase of shares	(241)	—	(439)	(3,505)	(3,944)
Stock-based compensation	—	—	7,158	—	7,158
Issuance of common stock under employee stock purchase plan	104	—	1,509	—	1,509
Balance, December 31, 2020	67,031	$7	$129,456	$163,686	$293,149

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$68,594	$50,430	$58,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	14,245	12,610	9,117
Stock-based compensation expense	7,158	6,769	6,338
Deferred income taxes	(1,483)	1,682	1,448
Provision for losses on accounts receivable	1,505	782	852
Loss on disposal of property and equipment	—	89	88
Changes in operating assets and liabilities:
Trade accounts receivable, net	(71,134)	(4,826)	22,182
Prepaid expenses & other current assets	(10,694)	789	(887)
Other assets	2,940	4,430	1,810
Accounts payable	18,679	3,593	(28,828)
Accrued expenses	35,124	1,788	(2,351)
Other current liabilities	2,084	1,132	1,262
Other long-term liabilities	(4,181)	(7,218)	536
Net cash provided by operating activities	62,837	72,050	69,836

Cash flows from investing activities:
Purchases of property and equipment	(3,354)	(4,253)	(5,410)
Capitalized software development costs	(8,481)	(8,671)	(8,580)
Business combination	—	(10,000)	—
Asset acquisition	—	(3,486)	(3,555)
Net cash used in investing activities	(11,835)	(26,410)	(17,545)

Cash flows from financing activities:
Cash dividends on common stock	(24,398)	(21,649)	(21,521)
Proceeds from employee common stock purchases	1,509	1,443	1,382
Shares surrendered upon vesting of restricted stock to satisfy tax withholdings	(2,036)	(2,754)	(1,229)
Repurchase of shares	(3,944)	—	—
Net cash used in financing activities	(28,869)	(22,960)	(21,368)

Net increase in cash	22,133	22,680	30,923
Cash, beginning of period	214,380	191,700	160,777
Cash, end of period	$236,513	$214,380	$191,700

Supplemental cash flow information:
Non-cash activities:
Contingent consideration - business combination	$—	$960	$—
Cash payments:
Income taxes paid, net of refunds	$19,649	$16,035	$13,707

The accompanying notes are an integral part of these consolidated financial statements.

NIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

NIC Inc. (the “Company” or “NIC”) is a leading provider of digital government services and payment solutions that help governments use technology to provide a higher level of service to businesses and citizens and increase efficiencies. The Company accomplishes this currently through two channels: its state enterprise businesses and its software & services businesses.

In the Company's state enterprise businesses, it generally provides services to design, build, and operate digital government services on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete secure government-based transactions through multiple online channels. These digital government services consist of websites and applications the Company has built that allow end-user consumers, such as businesses and citizens, to access government information online, complete transactions, such as applying for a permit, retrieving government records, filing a government-mandated form or report and making digital payments. The Company typically manages operations for each contractual relationship through separate local subsidiaries that operate as decentralized businesses with a high degree of autonomy. The Company is typically responsible for funding the up-front investments and ongoing operations and maintenance costs of the digital government services.

The Company’s software & services businesses primarily include its subsidiaries that provide certain standalone SaaS solutions relating to payment processing, healthcare and licensing, COVID-19 testing solutions, software development and other digital government services, other than those services provided under state enterprise contracts, to federal, state and local governments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company classifies its revenues and cost of revenues into two categories: (1) state enterprise and (2) software & services. The state enterprise category generally includes revenues and cost of revenues from the Company’s subsidiaries operating enterprise-wide digital government services on behalf of state and local governments. The software & services category primarily includes revenues and cost of revenues from the Company’s subsidiaries that provide digital government services, other than those services provided on an enterprise-wide basis, to federal, state and local governments. The primary categories of operating expenses include: state enterprise cost of revenues, software & services cost of revenues, selling & administrative, enterprise technology & product support and depreciation & amortization. State enterprise cost of revenues consists of all direct costs associated with operating digital government services including employee compensation and benefits (including stock-based compensation), payment processing fees required to process credit/debit card and automated clearinghouse transactions, subcontractor labor costs, telecommunications, provision for losses on accounts receivable, and all other costs associated with the provision of dedicated client service such as dedicated facilities. Software & services cost of revenues consists of all direct project costs to provide services such as employee compensation and benefits (including stock-based compensation), payment processing fees required to process credit/debit card and automated clearinghouse transactions, subcontractor labor costs, and all other direct project costs including hardware, software, materials, travel and other out-of-pocket expenses. Selling & administrative expenses consist primarily of corporate-level expenses relating to market development and sales, marketing, human resource management, corporate communications and public relations, administration, legal, finance and accounting, internal audit and all non-customer service-related costs. Enterprise technology & product support consist primarily of corporate-level expenses relating to information technology, product and security teams that support the centrally hosted infrastructure and platforms and SaaS payment processing and vertical platform solutions.

Certain amounts in the consolidated statements of income for December 31, 2019 and 2018 were reclassified to conform to the current year presentation. In 2020, the Company began classifying the current Texas payment processing contract in the software & services category. The Company reclassified $30.4 million and $8.1 million of revenues and $28.2 million and $7.7 million of cost of revenues from this contract from the state enterprise category to the software & services category for the years ended December 31, 2019 and 2018, respectively. The reclassification had no impact on net income or cash flows for the years ended December 31, 2019 and 2018.

Basis of consolidation

The consolidated financial statements include all the Company's direct and indirect wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Segment reporting

The Company reports segment information in accordance with authoritative accounting guidance for segment disclosures based upon the “management” approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s segments. In 2019, the Company had only one reportable segment, State Enterprise. During the first quarter of 2020, the Company made a change from one to two reportable segments, State Enterprise and Payments, which was based on quantitative and qualitative considerations, and was a result of recent changes in the Company's reporting structure to reclassify the Texas payment processing contract from the state enterprise category to the software & services category. In August 2020, the Company launched TourHealth services for rapid and secure COVID-19 testing, which during the fourth quarter of 2020, based on quantitative considerations, was included as a third reportable segment. Currently, the Company operates with three reportable segments: State Enterprise, Payments and TourHealth. All prior year amounts have been restated to conform to the current year presentation. See Note 13, Reportable Segments and Related Information, for additional information regarding the Company's segment reporting.

Cash and cash equivalents

Cash and cash equivalents primarily include cash on hand in the form of bank deposits. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all non-restricted highly liquid instruments purchased with an original maturity of one month or less to be cash equivalents.

Trade accounts receivable

The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The Company calculates this allowance based on its history of write-offs, and its relationship with, and the expected future economic status of, its customers. Trade accounts receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The Company’s allowance for doubtful accounts at December 31, 2020 and 2019 was approximately $2.2 million and $1.2 million, respectively.

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

The majority of the costs incurred by the Company to obtain a contract, which consist primarily of salaries of business development employees working to obtain the contract, are fixed in nature, occur regardless of whether a contract is obtained and are expensed as incurred. The Company expenses as incurred all employee costs to start up, operate and maintain digital government services on an enterprise-wide basis as costs of performance under the contracts because, after the completion of a defined contract term, the government entity with which the Company contracts typically receives a perpetual, royalty-free license to the applications the Company developed, excluding applications provided on a SaaS basis. Such costs are included in state enterprise cost of revenues in the consolidated statements of income. Other costs to fulfill a contract, such as the procurement of property and equipment and certain software development costs, are accounted for under other authoritative guidance.

Goodwill and intangible assets

In accordance with ASC 350, Intangibles - Goodwill and Other, the Company evaluates the carrying value of goodwill, at least annually or more frequently whenever events or changes in circumstances indicate that the fair value of the reporting unit may be less than its carrying amount. Impairment tests are performed annually during the fourth quarter and are performed at the reporting unit level. As of December 31, 2020, the Company did not identify any impairment of goodwill.

Accrued expenses

As of each balance sheet date, the Company estimates expenses which have been incurred but not yet paid or for which invoices have not yet been received. Significant components of accrued expenses consist primarily of payment processing fees, subcontractor costs, employee compensation and benefits (including incentive compensation, bonuses, vacation, health insurance and employer 401(k) contributions) and third-party professional service fees.

Revenue recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Sales and usage-based taxes, if applicable, are excluded from revenues.

Disaggregation of Revenue

The Company currently earns revenues from three main sources: (i) transaction-based fees, which consist of IGS, DHR and other transaction-based revenues, (ii) development services and (iii) fixed-fee services. The following table summarizes, by reportable segment, the principal activities from which the Company generates revenue (in thousands):

	Reportable Segments
	State Enterprise	Payments	TourHealth	All Other	Consolidated Total
December 31, 2020
IGS	$209,903	$—	$—	$—	$209,903
DHR	85,337	—	—	—	85,337
Other	—	41,092	22,415	20,799	84,306
Total transaction-based	295,240	41,092	22,415	20,799	379,546
Development services	31,530	—	—	—	31,530
Fixed-fee services	4,950	—	39,219	5,209	49,378
Total revenues	$331,720	$41,092	$61,634	$26,008	$460,454

December 31, 2019
IGS	$183,987	$—	$—	$—	$183,987
DHR	91,059	—	—	—	91,059
Other	—	37,976	—	22,019	59,995
Total transaction-based	275,046	37,976	—	22,019	335,041
Development services	10,285	—	—	—	10,285
Fixed-fee services	4,950	—	—	3,929	8,879
Total revenues	$290,281	$37,976	$—	$25,948	$354,205

December 31, 2018
IGS	$195,155	$—	$—	$—	$195,155
DHR	100,241	—	—	—	100,241
Other	—	10,936	—	19,813	30,749
Total transaction-based	295,396	10,936	—	19,813	326,145
Development services	12,146	—	—	—	12,146
Fixed-fee services	4,950	—	—	1,659	6,609
Total revenues	$312,492	$10,936	$—	$21,472	$344,900

Transaction-based Revenues

The Company recognizes revenue from providing outsourced digital services to its government partners primarily utilizing the Company's internally developed proprietary applications. Under these contracts, the Company agrees to provide continuous access to digital government services that allow end-user consumers to complete secure transactions, such as applying for a permit, retrieving government records, or filing a government-mandated form or report. The contractual promise to provide continuous access to each of these digital government services is a single stand-ready performance obligation. The processing of transactions is highly automated based on contractual terms with the Company's government partners.

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

The Company satisfies its performance obligation by providing access to digital solutions over the contractual term and by processing transactions as they are initiated by end-user consumers. The performance obligation is satisfied when the Company provides the access and it is used by the end-user consumer.

In most of its transaction-based revenue arrangements, the Company acts as an agent and recognizes revenue on a net basis. The gross transaction fees collected by the Company from end-user consumers on behalf of its government partners are not recognized as revenue but are accrued as accounts payable when the services are provided at the time of the transactions. The Company must remit a certain amount or a percentage of these fees to government agencies regardless of whether the Company ultimately collects the fees from the consumer. As a result, trade accounts receivable and accounts payable reflect the gross amounts outstanding at the balance sheet dates.

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

For services provided under development contracts that result in the transfer of control over time, the underlying deliverable is owned and controlled by the customer and does not create an asset with an alternative use to the Company. The Company recognizes revenue on rate per hour contracts based on the amount billable to the customer, as the Company has the right to invoice the customer in an amount that directly corresponds with the value to the customer of the Company’s performance to date. For fixed-fee contracts, the Company utilizes the input method and recognizes revenue based on the labor expended to date relative to the total labor expected to satisfy the contract performance obligation. This input measure of progress is used because it best depicts the transfer of assets to the customer, which occurs as the Company incurs costs to deliver the promise in the contracts. Certain development contracts include substantive customer acceptance provisions. In contracts that include substantive customer acceptance provisions, the Company recognizes revenue at a point in time upon customer acceptance.

Under its development contracts, the Company typically does not have significant future performance obligations that extend beyond one year. As of December 31, 2020, the total transaction price allocated to unsatisfied performance obligations was approximately $7.2 million.

Fixed-fee Services Revenues

Fixed-fee services revenues primarily consist of revenues from providing recurring fixed-fee services for the Company’s government partner in Indiana and other contracts for SaaS subscription-based services in the Company's software & services businesses. The Indiana contract has a single performance obligation to provide a broad scope of services to manage the digital government services for the state of Indiana. The Company satisfies its performance obligation by providing services to the state over time. The contract can be terminated without a penalty by the state with a 30-day notice, and accordingly, the period over which the Company performs services is commensurate with a month to month contract. Consideration consists of a fixed-monthly fee that is recognized monthly as the performance obligation is satisfied. As of December 31, 2020, the Company’s Indiana state enterprise contract had unsatisfied performance obligations for one month. The total transaction price allocated to the unsatisfied performance obligation is not significant.

The SaaS subscription-based service contracts in the Company's software & services businesses are a fixed-fee single performance obligation to provide government partners continuous access to digital services. The Company satisfies its performance obligation by providing access to digital services over the contractual term. The Company recognizes revenue for the fixed subscription fees ratably over the non-cancelable term of the contract, commencing on the date the customer has access to the solution. As of December 31, 2020, the unsatisfied performance obligations related to these subscription obligations was $17.3 million, which will be recognized over the term of such contracts, generally 1 - 5 years.

TourHealth Services Revenues

In August 2020, the Company began providing a rapid and secure COVID-19 testing solution referred to as TourHealth, featuring digital engagement, assessment and scheduling, as well as in-person clinical testing and logistics. TourHealth service contracts are either a transaction-based (per test) or fixed-fee single performance obligation to provide continuous access to COVID-19 testing services over a specified period of time. The Company satisfies its performance obligation by providing services to the government partners over time.

For TourHealth transaction-based fee contracts, the fees earned by the Company are typically usage-based and calculated based on the number of tests processed each day at the contractual fee earned by the Company for each test. These usage-based fees are deemed to be variable consideration that meets the practical expedient within ASC 606, which are fully constrained and recognized once the uncertainties associated with the constraint are resolved, which is when the related testing service occurs each day. For TourHealth fixed-fee contracts, consideration consists of a fee that is recognized monthly as the performance obligation is satisfied. As of December 31, 2020, the unsatisfied performance obligations related to these fixed-fee contracts was $2.0 million which is expected to be recognized during the first quarter of 2021.

Unearned and Unbilled Revenues

The Company records unearned revenues when cash payments are received or due in advance of the Company’s satisfaction of the performance obligation(s). At each balance sheet date, the Company determines the portion of unearned revenues that will be earned within one year and records that amount in other current liabilities in the consolidated balance sheets. The remainder, if any, is recorded in other long-term liabilities. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. Unearned revenues at December 31, 2020 and 2019 were approximately $6.7 million and $3.8 million, respectively. The change in the deferred revenue balance for the year primarily reflects $31.4 million of cash payments received or due in advance of satisfying performance obligations, offset by $28.5 million of revenues recognized that were previously included in deferred revenue.

Unbilled revenues is recorded when revenue is recognized in advance of the amounts invoiced to the customer and is recorded in other current assets in the consolidated balance sheets. Unbilled revenues at December 31, 2020 and 2019 were approximately $13.2 million and $3.4 million, respectively. The change in the unbilled revenue balance for the year primarily reflects additions to the unbilled revenue balance of $41.1 million and $31.3 million of amounts billed during the period.

Contract Costs

Costs incurred to obtain customer contracts, such as sales commissions, are deferred and recorded within other current assets and other assets when such costs are determined to be incremental to obtaining a contract, would not have been incurred otherwise and the Company expects to recover those costs. For the years ended December 31, 2020 and 2019, the incremental costs incurred to obtain contracts with customers were insignificant.

Costs incurred to fulfill customer contracts, are deferred and recorded within other current assets and other assets when such costs relate directly to a contract, generate or enhance resources of the Company that will be used in satisfying performance obligations in the future and the Company expects to recover those costs. Contract fulfillment costs may include software implementation costs and setup costs for certain SaaS solutions. These costs are recognized as assets and amortized over the expected term of the contract to which the implementation relates, which is the period over which services are expected to be provided to the customer. For the years ended December 31, 2020 and 2019, the costs incurred to fulfill contracts with customers were insignificant.

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

Stock-based compensation

The Company measures stock-based compensation cost for service-based restricted stock awards at the grant date based on the fair value of the award and recognizes expense on a straight-line basis over the employee’s requisite service period for the entire award (generally the vesting period of the grant). The Company measures stock-based compensation cost for performance-based restricted stock awards at the date of grant, based on the fair value of shares expected to be earned at the end of the performance period and recognizes expense ratably over the performance period based upon the probable number of shares expected to vest. See Note 12, Stock-based Compensation and Employee Benefit Plans, for additional information.

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

The Company does not recognize a tax benefit for uncertain tax positions unless management’s assessment concludes that it is “more likely than not” that the position is sustainable based on its technical merits. If the recognition threshold is met, the Company recognizes a tax benefit based upon the largest amount of the tax benefit that is more likely than not probable, determined by cumulative probability, of being realized upon settlement with the taxing authority. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of income.

Earnings per share

The Company applies the two-class method of computing earnings per share as the Company's service-based restricted stock awards are entitled to non-forfeitable dividends and are therefore considered to be participating securities. The two-

class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common stockholders. Basic earnings per share is calculated by first allocating earnings between common stockholders and participating securities. Earnings attributable to common stockholders are divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by giving effect to dilutive potential common shares outstanding during the period. The dilutive effect of shares related to the Company’s employee stock purchase plan is determined based on the treasury stock method. The dilutive effect of service-based restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common stockholders after considering the dilutive effect of potential common shares other than the participating unvested restricted stock awards. The dilutive effect of performance-based restricted stock awards is based on the treasury stock method.

Business combinations

The Company accounts for the acquisition of a business in accordance with ASC 805, Business Combinations, which requires the identifiable assets acquired, the liabilities assumed and any noncontrolling interests in an acquired business to be recorded at their fair values as of the date of acquisition. The excess of the fair value of purchase consideration over the fair values of identifiable assets and liabilities is recorded as goodwill. Fair value measurements require extensive use of estimates and assumptions, particularly with respect to intangible assets, which are based on all available information at the date of acquisition, including estimates of future cash flows to be generated by the acquired assets, useful lives and discount rates. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Comprehensive income

The Company has no components of other comprehensive income or loss and, accordingly, the Company’s comprehensive income is the same as its net income for all periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. At December 31, 2020, there were no customers that accounted for 10% or more of the Company's total accounts receivable. At December 31, 2019, LexisNexis Risk Solutions accounted for approximately 14% of the Company’s total accounts receivable.

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

Recently issued accounting pronouncements

Credit Losses

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), to replace the incurred loss impairment methodology in U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, companies will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. On January 1, 2020, the Company adopted the standard and all the related amendments, using a modified retrospective approach. The adoption of the standard resulted in a cumulative-effect adjustment to retained earnings of approximately $0.3 million. The adoption of the standard did not have a significant impact on the Company’s consolidated earnings or cash flows.

3. OUTSOURCED GOVERNMENT CONTRACTS

State enterprise contracts

The Company’s state enterprise contracts generally have an initial multi-year term with provisions for renewals for various periods at the option of the government. The Company’s primary business obligation under these contracts is to design, build, and operate digital government services on an enterprise-wide basis on behalf of governments desiring to provide access to government information and to digitally complete government-based transactions and payments. NIC typically markets the services and solicits end-user consumers to complete government-based transactions and to enter into subscriber contracts permitting the user to access digital applications and the government information contained therein in exchange for transactional and/or subscription user fees. The Company enters into statements of work with various agencies and divisions of the government to provide specific services and to conduct specific transactions. These statements of work preliminarily establish the pricing of the digital transactions and data access services the Company provides and the division of revenues between the Company and the government agency. The government oversight authority must approve prices and revenue sharing agreements. The Company has limited control over the level of fees it is permitted to retain.

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

Software & services contract

The Company's software & services contracts generally consist of SaaS solutions relating to payment processing, healthcare and licensing, software development, COVID-19 testing solutions and other digital government services, other than those provided on an enterprise-wide basis, to federal, state and local governments. The Company has contracts with certain Federal agencies, including a contract with the FMCSA to develop and manage the FMCSA’s Pre-Employment Screening Program (“PSP”) for motor carriers nationwide using a transaction-based business model. The Company also has contracts with certain government and government-related entities for TourHealth rapid and secure COVID-19 testing services which launched in August 2020.

Termination without cause contracts

There are 14 state enterprise contracts and three software & services contracts under which the Company provides digital government services that can be terminated by the other party without cause on a specified period of notice. Collectively, revenues generated from these contracts represented approximately 48% of the Company’s total consolidated revenues for the year ended December 31, 2020. If any of these contracts is terminated without cause, the terms of the respective contract may require the government to pay the Company a fee to continue to use the Company’s applications.

Expiring contracts

There are currently 11 state enterprise contracts, as well as the Company’s contract with the FMCSA, that have expiration dates within the 12-month period following December 31, 2020. Collectively, revenues generated from these contracts represented approximately 28% of the Company’s total consolidated revenues for the year ended December 31, 2020. Although five of these contracts have renewal provisions, any renewal is at the option of the Company’s government partners. As described above, if a contract is not renewed after a defined term, the government partner would be entitled to take over the applications in place, and NIC would have no future revenue from, or obligation to, such former government partner, except as otherwise provided in the contract. In addition, TourHealth's contracts for COVID-19 testing services currently only extend into the first quarter of 2021.

The contract under which the Company managed enterprise-wide digital government services for the state of Texas expired on August 31, 2018. The contract accounted for approximately 14% of the Company's total consolidated revenues for the year ended December 31, 2018. For the year ended December 31, 2018, revenues from the contract were approximately $49.0 million.

In connection with the completion of the legacy Texas contract, the Company substantially reduced its workforce in Texas. Total one-time severance-related and transition costs, which have been recognized in state enterprise cost of revenues in the consolidated statement of income in the state enterprise segment, were approximately $1.0 million in 2018.

Contract developments

During the fourth quarter of 2020, the Company was awarded a five-year contract with the state of Florida to provide payment processing services, which includes an option for the state to extend the contract for one five-year period. Under this transaction-funded contract, the Company has the ability to provide payment processing services to all state agencies and local governments in the state of Florida.

During the fourth quarter of 2020, the Company was awarded a five-year contract with the state of Iowa to provide enterprise-wide digital government services, which includes an option for the state to extend the contract up to an additional five years.

As previously discussed, during the second half 2020, the Company was awarded contracts with the state of Florida, South Carolina and Kansas, the Alabama Department of Corrections and the University of Mississippi, to provide TourHealth rapid and secure COVID-19 testing services.

Performance bond commitments

At December 31, 2020, the Company was bound by performance bond commitments totaling approximately $38.2 million on certain government contracts and other business relationships.

4. EARNINGS PER SHARE

The Company calculates earnings per share under the two-class method, as unvested service-based restricted stock awards contain non-forfeitable rights to dividends, and thus are considered securities that participate in the earnings of the Company. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	December 31,
	2020	2019	2018
Numerator:
Net income	$68,594	$50,430	$58,269
Less: Income allocated to participating securities	(736)	(546)	(629)
Net income available to common stockholders	$67,858	$49,884	$57,640
Denominator:
Weighted average shares - basic	67,010	66,884	66,499
Performance-based restricted stock awards	107	—	61
Weighted average shares - diluted	67,117	66,884	66,560

Basic net income per share:	$1.01	$0.75	$0.87

Diluted net income per share:	$1.01	$0.75	$0.87

5. ACQUISITIONS

Complia, LLC

On May 1, 2019, the Company completed the stock acquisition of Complia, LLC ("Complia"), a regulatory licensing platform business, which the Company rebranded as NIC Licensing Solutions. The Company acquired all outstanding equity of Complia for initial consideration of $10.0 million in cash. The sellers are eligible to earn additional cash consideration up to $5.0 million, on new contracts that utilize the licensing platform through April 2022. The Company has recorded a liability of $1.0 million for the fair value of this contingent consideration at the date of acquisition as part of the consideration transferred. The fair value of the contingent consideration was determined using a scenario-based model, which includes inputs such as projected earnings-based measures, probability of achievement and a discount rate, that are not observable in the market. At each reporting period, the contingent consideration liability is recorded at fair value with any changes reflected in earnings. The total purchase consideration for this acquisition was $11.0 million.

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

6. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Software development cost	$39,342	$(23,417)	$15,925	$30,861	$(16,951)	$13,910
Acquired software	11,241	(6,880)	4,361	11,241	(3,359)	7,882
Customer relationships	425	(101)	324	425	(40)	385
Non-compete agreements	250	(139)	111	250	(56)	194
Trade name	35	(19)	16	35	(8)	27
Total	$51,293	$(30,556)	$20,737	$42,812	$(20,414)	$22,398

During 2019, the Company recorded approximately $8.4 million of intangible assets in connection with the Complia and Leap Orbit acquisitions, as further discussed in Note 5, Acquisitions.

Amortization expense for intangible assets with finite lives was $10.1 million, $8.3 million and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total estimated intangible asset amortization expense in future years is as follows (in thousands):

Fiscal Year
2021	$10,293
2022	6,168
2023	3,854
2024	341
2025	61
Thereafter	20
$20,737

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31 (in thousands):

	2020	2019
Equipment	$23,808	$24,936
Purchased software	8,566	8,769
Furniture and fixtures	6,016	5,922
Leasehold improvements	2,071	2,181
	40,461	41,808
Less accumulated depreciation	(31,120)	(31,717)
Property and equipment, net	$9,341	$10,091

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $4.1 million, $4.3 million and $5.4 million, respectively.

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

On May 1, 2019, the Company entered into Amendment No. 4 to Amended and Restated Credit Agreement (the “Amendment’), which amended the Credit Agreement, dated as of August 6, 2014, as previously amended, between the Company and the bank. The Amendment extended the maturity date of the Credit Agreement to May 1, 2021, and increased the purchase price of a permitted acquisition, as well as the aggregate purchase price of all such permitted acquisitions during the term of the Credit Agreement.  Additionally, the Amendment removed the previous two-tier structure on interest rates and provided that the interest rate on any amounts borrowed by the Company under the Credit Agreement will be at (i) an annual rate adjusted daily and benchmarked to one-month LIBOR, plus a margin of 1.15% per annum, or (ii) an annual rate benchmarked to LIBOR with a term equivalent to such borrowing, plus a margin of 1.15% per annum.

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

The Company was in compliance with each of these covenants at December 31, 2020. The Company has issued a letter of credit as collateral for performance on one of its state enterprise contracts. Irrevocable letters of credit are generally in force for one year. In total, the Company and its subsidiaries had unused outstanding letters of credit of approximately $0.2 million at December 31, 2020. The Company was not required to cash collateralize these letters of credit at December 31, 2020. The Company had $4.8 million in available capacity to issue additional letters of credit and $9.8 million of unused borrowing capacity at December 31, 2020 under the Credit Agreement. Letters of credit may have an expiration date of up to one year beyond the expiration date of the Credit Agreement.

At December 31, 2020, the Company has a $1.0 million line of credit with a bank in conjunction with a corporate credit card agreement.

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and certain equipment under noncancelable operating leases. Leases have terms which range from one year to nine years, some of which include options to renew the lease. The exercise of a lease renewal option is at the Company’s sole discretion and is included in the lease term when it is reasonably certain the Company will exercise the option based on economic factors. The weighted average remaining lease term for operating leases as of December 31, 2020 was 3.2 years.

Operating lease costs for the years ended December 31, 2020, 2019 and 2018 was approximately $6.0 million, $5.8 million and $5.3 million, respectively. Operating lease costs include short-term and variable lease costs, which are not significant. The aggregate future lease payments for operating leases as of December 31, 2020 are as follows (in thousands):

2020
Fiscal Year
2021	$4,692
2022	3,638
2023	2,073
2024	1,345
2025	689
Total minimum lease payments	12,437
Less: interest	(1,187)
Total lease liabilities	$11,250

Other information related to operating leases is as follows (in thousands):

2020
Weighted-average discount rate	2.4%

Supplement cash flow information
Cash paid for amounts included in the measurement of lease liabilities	$4,328
Right of use assets obtained in exchange for new lease liabilities	$4,429

Litigation

From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. However, the Company is not currently a party to any material legal proceedings.

10. STOCKHOLDERS’ EQUITY

Dividend policy

The Company’s Board of Directors approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, regular quarterly cash dividends. For each dividend paid, a dividend equivalent is paid simultaneously on unvested shares of service-based restricted stock. All dividends on unvested shares of service-based restricted stock have been paid out of the Company's available cash. In addition, holders of performance-based restricted stock accrue dividend equivalents for each dividend declared that could be earned and become payable in the form of additional shares of common stock at the end of the respective performance period to the extent that the underlying shares of performance-based restricted stock were earned.

Dividends

The Company's Board of Directors declared and paid the following dividends during the years ended December 31, 2020 and 2019 (payment amount in millions):

Declaration Date	Dividend per Share	Record Date	Payment Date	Amount
October 26, 2020	$0.09	December 4, 2020	December 18, 2020	$6.1
July 27, 2020	0.09	September 8, 2020	September 22, 2020	6.1
April 23, 2020	0.09	June 11, 2020	June 25, 2020	6.1
January 27, 2020	0.09	March 4, 2020	March 18, 2020	6.1
October 28, 2019	0.08	December 4, 2019	December 18, 2019	5.4
July 29, 2019	0.08	September 6, 2019	September 20, 2019	5.4
May 7, 2019	0.08	June 11, 2019	June 25, 2019	5.4
January 28, 2019	0.08	March 5, 2019	March 19, 2019	5.4

On February 1, 2021, the Company's Board of Directors declared a regular quarterly cash dividend of $0.09 per share, payable to stockholders of record as of March 3, 2021. The dividend, which is expected to total approximately $6.1 million, will be paid on March 17, 2021.

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

11. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current income taxes:
Federal	$17,150	$10,343	$13,704
State	3,561	2,478	2,255
Total	20,711	12,821	15,959
Deferred income taxes:
Federal	(946)	1,182	1,466
State	(537)	500	(18)
Total	(1,483)	1,682	1,448
Total income tax provision	$19,228	$14,503	$17,407

The tax effects of the temporary differences that gave rise to significant components of the Company’s deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2020	2019
Deferred tax assets:
Stock-based compensation	$1,330	$983
Federal benefit of state uncertain tax positions	563	746
Accrued vacation	618	521
Deferred rent	112	95
Deferred payroll tax	947	—
State net operating loss carryforwards	53	228
Allowance for doubtful accounts	552	311
Right of use lease liability	2,851	2,840
Other	873	465
Gross deferred tax assets	7,899	6,189
Less: Valuation allowance	(4)	(335)
Total deferred tax assets	7,895	5,854
Deferred tax liabilities:
Property and equipment	(1,830)	(2,027)
Capitalized software development costs	(4,423)	(3,544)
Right of use lease asset	(2,739)	(2,746)
Total deferred tax liabilities	(8,992)	(8,317)
Net deferred tax liability	$(1,097)	$(2,463)

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. In assessing the realizability of deferred tax assets, management determines if it is probable the Company will have sufficient taxable income in certain state jurisdictions to fully utilize available tax credits and other components. Deferred tax assets are offset by a valuation allowance to the extent it is more likely than not that they are not expected to be realized. In 2020, the Company identified certain state net operating loss (“NOL”) carryforwards that it had previously identified as unable to use and concluded that it would be able to realize the full amount of these NOL carryforwards. As a result, the Company reduced its deferred tax asset valuation allowance by $0.3 million.

The following table reconciles the statutory federal income tax rate and the effective income tax rate indicated by the consolidated statements of income:

	Year Ended December 31,
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes	3.5%	5.0%	2.3%
Federal and state tax credits	(2.1)%	(0.8)%	(2.3)%
Tax deficit (benefit) from restricted stock vestings	(0.3)%	(0.1)%	0.3%
Uncertain tax positions (release)	(0.6)%	(5.2)%	0.8%
Nondeductible expenses	0.7%	2.2%	0.8%
Other, net	(0.3)%	0.2%	0.1%
Effective federal and state income tax rate	21.9%	22.3%	23.0%

The Company’s effective tax rate in 2020 was higher than the statutory federal income tax rate due to the effect of state income taxes and nondeductible expenses, partially offset by favorable benefits related to return to the federal research and development credit and other tax adjustments recognized upon filing the Company's 2019 tax return.

The Company’s effective tax rate in 2019 was higher than the statutory federal income tax rate due to the effect of state income taxes and nondeductible expenses, partially offset by the favorable impact of the release of reserves for unrecognized income tax benefits resulting from the expiration of the statutes of limitations for certain tax years and from the completion of an IRS tax examination of the Company’s 2016 consolidated U.S. federal income tax return, which resulted in no changes to the Company’s previously filed return. The effective tax rate was also impacted by approximately $2.6 million of executive severance costs, a significant portion of which was not deductible for income tax purposes.

The Company’s effective tax rate in 2018 was higher than the statutory federal income tax rate due to the effect of state income taxes, uncertain tax positions, and nondeductible expenses, partially offset by favorable benefits related to the federal research and development credit.

The Company recognized $0.4 million in excess tax benefits and $0.1 million and $0.3 million in tax deficits from restricted stock vestings within income tax expense for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table provides a reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits (included in other long-term liabilities in the consolidated balance sheets) for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Balance at January 1	$5,048	$8,651	$8,020
Additions for tax positions of prior years	247	208	459
Additions for tax positions of current years	368	393	1,248
Expiration of the statute of limitations	(1,202)	(3,182)	(1,024)
Reductions for tax positions of prior years	(103)	(217)	(52)
Settlements	—	(805)	—
Balance at December 31	$4,358	$5,048	$8,651

At December 31, 2020 and 2019, there were approximately $3.8 million and $4.3 million, respectively, of unrecognized tax benefits that if recognized would affect the Company’s annual effective tax rate. It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease. However, the Company does not expect such increases or decreases to be material to its financial condition or results of operations.

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

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense in the consolidated statements of income. Accrued interest and penalty amounts were not significant at December 31, 2020, 2019 and 2018.
12. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

The following table presents stock-based compensation expense included in the Company’s consolidated statements of income (in thousands):

	Year Ended December 31,
	2020	2019	2018
State enterprise cost of revenues, exclusive of depreciation & amortization	$1,585	$1,499	$1,516
Software & services cost of revenues, exclusive of depreciation & amortization	162	101	151
Selling & administrative	4,599	4,495	3,994
Enterprise technology & product support	812	674	677
Stock-based compensation expense before income taxes	$7,158	$6,769	$6,338

Stock option and restricted stock plans

The Company has a stock compensation plan (the “NIC Plan”) to provide for the granting of restricted stock awards, incentive stock options or non-qualified stock options to encourage certain employees of the Company and its subsidiaries and directors of the Company to participate in the ownership of the Company and to provide additional incentive for such employees and directors to promote the success of its business through sharing in the future growth of such business. The Company did not grant any stock options in 2020, 2019, or 2018 and has no stock options currently outstanding.

As approved by the Company’s Board of Directors and stockholders, the Company is authorized to grant 15,825,223 common shares under the NIC Plan. At December 31, 2020, a total of 2,776,440 shares were available for future grants under the NIC Plan.

Restricted stock

During 2020, the Compensation Committee of the Board of Directors of the Company (the “Committee”) granted to certain management-level employees and executive officers, service-based restricted stock awards totaling 297,410 shares with a grant-date fair value totaling approximately $6.3 million. Such restricted stock awards vest beginning one year from the date of grant in annual installments of 25%. During 2020, certain management-level employees were granted service-based restricted stock awards totaling 9,256 shares with a grant-date fair value totaling approximately $0.2 million, which vest over two years in 50% installments. In addition, non-employee directors of the Company were granted service-based restricted stock awards totaling 34,607 shares with a grant-date fair value totaling approximately $0.7 million. Such restricted stock awards vest one year from the date of grant.

During the first quarter of 2020, the Committee also granted to certain executive officers performance-based restricted stock awards pursuant to the terms of the Company’s executive compensation program totaling 137,052 shares with a grant-date fair value totaling approximately $2.8 million, which represents the maximum number of shares the executive officers can earn at the end of a three-year performance period ending December 31, 2022.

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

At December 31, 2020, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 22, 2018 ended. Based on the Company’s actual financial results from
2018 through 2020, 33,715 of the shares and 1,905 dividend shares were earned. The remaining 106,379 shares subject to the awards will be forfeited in the first quarter of 2021.

At December 31, 2019, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 22, 2017 ended. Based on the Company’s actual financial results from 2017 through 2019, no shares or dividend equivalent shares were earned, and the 87,241 shares subject to the awards were forfeited.

At December 31, 2018, the three-year performance period related to the performance-based restricted stock awards granted to certain executive officers on February 22, 2016 ended. Based on the Company’s actual financial results from 2016 through 2018, 64,846 of the shares and 4,226 dividend shares were earned. The remaining 73,345 shares subject to the awards were forfeited.

During 2019, the Company's former Chief Operating Officer departed the Company. Pursuant to the terms of his employment agreement, the Company provided severance and other related benefits. The Company incurred a total one-time cost of $2.6 million, which consisted of a one-time cash payment of $1.5 million and $1.1 million of stock-based compensation expense associated with the accelerated vesting of certain restricted stock awards. Included in stock-based compensation expense was the acceleration of 44,507 service-based restricted stock awards and 37,463 performance-based restricted stock awards.

A summary of service-based restricted stock activity for the year ended December 31, 2020 is presented below:

	Service-based Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	712,162	$16.81
Granted	341,273	$21.12
Vested	(298,479)	$17.20
Canceled	(23,830)	$17.53
Outstanding at December 31, 2020	731,126	$18.64
Expected to vest at December 31, 2020	731,126	$18.64

The fair value of service-based restricted stock vested during the years ended December 31, 2020, 2019 and 2018 was approximately $5.1 million, $5.5 million and $5.1 million, respectively. The weighted average grant date fair value per share of service-based restricted stock granted during the years ended December 31, 2020, 2019 and 2018 was $21.12, $16.96 and $14.15, respectively.

A summary of performance-based restricted stock activity for the year ended December 31, 2020 is presented below:

	Performance- based Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	338,470	$17.01
Granted	137,052	$20.55
Vested	—	$22.00
Canceled	(87,241)	$22.00
Outstanding at December 31, 2020	388,281	$17.14
Expected to vest at December 31, 2020	149,801	$18.48

During the years with performance periods ended December 31, 2020 and 2018, no shares of performance-based restricted stock awards vested. The fair value of performance-based restricted stock vested with the performance period ended December 31, 2019 was approximately $1.8 million. The weighted average grant date fair value per share of performance-based restricted stock granted during the years ended December 31, 2020, 2019 and 2018 was $20.55, $17.27 and $13.70, respectively.

At December 31, 2020, the total intrinsic value of unvested restricted stock awards expected to vest was approximately $22.8 million. At December 31, 2020, the Company had approximately $10.7 million of total unrecognized compensation cost related to unvested restricted stock awards. The Company expects to recognize this cost over a weighted average period of approximately two years from December 31, 2020.

Employee stock purchase plan

In 1999, the Company’s Board of Directors approved an employee stock purchase plan (“ESPP”) intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. A total of 2,321,688 shares of NIC common stock have been reserved for issuance under this plan. Terms of the plan permit eligible employees to purchase NIC common stock through payroll deductions up to the lesser of 15% of each employee’s compensation or $25,000. Amounts deducted and accumulated by the participant are used to purchase shares of NIC’s common stock at 85% of the lower of the fair value of the common stock at the beginning or the end of the offering period, as defined in the plan. At December 31, 2020, a total of 787,353 shares were available for future grants under the ESPP.

The current offering period under this plan commenced on April 1, 2020. The closing fair market value of NIC common stock on the first day of the current offering period was $21.27 per share. In the offering period commencing on April 1, 2019 and ending on March 31, 2020, 103,628 shares were purchased at a price of $14.56 per share, resulting in total cash proceeds to the Company of approximately $1.5 million. In the offering period commencing on April 1, 2018 and ending on March 31, 2019, 127,600 shares were purchased at a price of $11.31 per share, resulting in total cash proceeds to the Company of approximately $1.4 million. In the offering period commencing on April 1, 2017 and ending on March 31, 2018, 122,152 shares were purchased at a price of $11.31 per share, resulting in total cash proceeds to the Company of approximately $1.4 million.

The fair values of the offerings were estimated on the dates of grant using the Black-Scholes model using the assumptions in the following table.

	Offering Ending March 31, 2021	Offering Ending March 31, 2020	Offering Ending March 31, 2019
Risk-free interest rate	0.16%	2.41%	2.08%
Expected dividend yield	1.90%	1.93%	2.06%
Expected life	1.0 year	1.0 year	1.0 year
Expected stock price volatility	41.09%	29.94%	35.51%
Weighted average fair value of ESPP rights	$6.37	$4.49	$3.75

The Black-Scholes option-pricing model was not developed for use in valuing ESPP rights but was developed for use in estimating the fair value of traded stock options that have no vesting restrictions and are fully transferable. In addition, it requires the use of subjective assumptions including expectations of future dividends and stock price volatility. Such assumptions are only used for making the required fair value estimate and should not be considered as indicators of future dividend policy or stock price appreciation or should not be used to predict the value ultimately realized by employees who receive equity awards. Because changes in the subjective assumptions can materially affect the fair value estimate and because employee stock options have characteristics significantly different from those of traded options, the use of the Black-Scholes option-pricing model may not provide a reliable estimate of the fair value of ESPP rights.

Defined contribution 401(k) profit sharing plan

The Company and its subsidiaries sponsor a defined contribution 401(k) profit sharing plan. In accordance with the plan, all full-time employees are eligible immediately upon employment and non full-time employees are eligible upon reaching 1,000 hours of service in the relevant period. A discretionary match by the Company of an employee’s contribution of up to 5% of base salary and a discretionary contribution may be made to the plan as determined by the Board of Directors. Expense related to Company matching contributions totaled approximately $3.3 million, $2.9 million and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

13. REPORTABLE SEGMENTS AND RELATED INFORMATION

The Company currently operates in three reportable segments: State Enterprise, Payments and TourHealth. The State Enterprise reportable segment generally includes the Company’s subsidiaries operating digital government services on an enterprise-wide basis for state and local governments. The Payments reportable segment includes the Company's subsidiaries in the software & services category that provide certain payment processing-related, transaction-based services mainly to state and local government agencies in states where the Company does not maintain an enterprise-wide contract. The TourHealth reportable segment includes the Company's TourHealth rapid and secure COVID-19 testing solution, which commenced in August 2020. The All Other category primarily includes the Company's subsidiaries in the software & services category that provide software development and digital government services, other than those provided on an enterprise-wide basis, to federal agencies, including the Company's contract with the FMCSA to operate the Federal PSP and the Company's subcontract for the Recreation.gov outdoor recreation service, as well as to other state and local governments and government-related entities, including the Company's RxGov prescription drug monitoring business and NIC Licensing Solutions regulatory licensing business. Each of the Company’s businesses within the All Other category is an operating segment and have been grouped together to form the All Other category, as none of the operating segments meets the quantitative threshold of a separately reportable segment. These services are not directly identifiable with the Company’s reportable operating segments. In addition, the Company accounts for non-operating activity and the costs of providing corporate and other administrative services in the Other Reconciling Items category. There have been no significant intersegment transactions for the periods reported. The summary of significant accounting policies applies to all operating segments.

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

The table below reflects summarized financial information for the Company’s reportable segments for the years ended December 31 (in thousands):

	State Enterprise	Payments	TourHealth	All Other	Other Reconciling Items	Consolidated Total
2020
Revenues	$331,720	$41,092	$61,634	$26,008	$—	$460,454
Costs & expenses	199,901	32,314	51,606	10,913	64,042	358,776
Depreciation & amortization	2,682	6	—	4,516	7,041	14,245
Operating income (loss)	$129,137	$8,772	$10,028	$10,579	$(71,083)	$87,433
2019
Revenues	$290,281	$37,976	$—	$25,948	$—	$354,205
Costs & expenses	175,490	30,922	—	10,714	62,050	279,176
Depreciation & amortization	2,723	3	—	1,619	8,265	12,610
Operating income (loss)	$112,068	$7,051	$—	$13,615	$(70,315)	$62,419
2018
Revenues	$312,492	$10,936	$—	$21,472	$—	$344,900
Costs & expenses	187,321	8,536	—	8,175	56,691	260,723
Depreciation & amortization	2,985	—	—	100	6,032	9,117
Operating income (loss)	$122,186	$2,400	$—	$13,197	$(62,723)	$75,060

The following table identifies each type of service, end-user consumer and state government that accounted for 10% or more of the Company’s total consolidated revenues for the years ended December 31:

	Percentage of Total Revenues
	2020	2019	2018
Type of Service
Motor Vehicle Driver History Record Retrieval	19%	26%	29%
Motor Vehicle Registrations	11%	11%	14%
TourHealth COVID-19 Services	13%	N/A	N/A
Consumer
LexisNexis Risk Solutions	11%	15%	19%
(provides motor vehicle driver history records to the insurance industry)
State Partner
Colorado	N/A	10%	N/A
Texas	N/A	N/A	17%
(2018 consists of the legacy and payment processing contracts)

14. UNAUDITED QUARTERLY OPERATING RESULTS

The unaudited quarterly information below is subject to seasonal fluctuations resulting in lower revenues in the fourth quarter of each calendar year due to the lower number of business days in the quarter and a lower volume of business-to-government and citizen-to-government transactions during the holiday periods.

	For the Year Ended December 31, 2020
(in thousands, except per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
State enterprise revenues	$74,411	$77,804	$91,475	$88,030
Software & services revenues	16,708	15,785	43,115	53,126
Total revenues	91,119	93,589	134,590	141,156
Operating expenses:
State enterprise cost of revenues, exclusive of depreciation & amortization	46,271	45,876	53,807	53,947
Software & services cost of revenues, exclusive of depreciation & amortization	10,724	10,344	31,290	42,475
Selling & administrative	8,064	8,316	8,817	9,354
Enterprise technology & product support	7,254	7,201	7,342	7,694
Depreciation & amortization	3,482	3,473	3,528	3,762
Total operating expenses	75,795	75,210	104,784	117,232
Operating income	15,324	18,379	29,806	23,924
Other income:
Interest income	389	—	—	—
Income before income taxes	15,713	18,379	29,806	23,924
Income tax provision	3,850	4,583	4,715	6,080
Net income	$11,863	$13,796	$25,091	$17,844

Basic net income per share	$0.18	$0.20	$0.37	$0.26
Diluted net income per share	$0.18	$0.20	$0.37	$0.26

Weighted average shares outstanding:
Basic	66,987	66,999	67,025	67,030
Diluted	66,987	66,999	67,025	67,166

	For the Year Ended December 31, 2019
(in thousands, except per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
State enterprise revenues	$69,853	$74,871	$73,257	$72,300
Software & services revenues	15,327	16,695	17,128	14,774
Total revenues	85,180	91,566	90,385	87,074
Operating expenses:
State enterprise cost of revenues, exclusive of depreciation & amortization	41,978	45,081	43,821	44,610
Software & services cost of revenues, exclusive of depreciation & amortization	9,397	10,525	10,173	11,541
Selling & administrative	9,964	8,356	8,153	8,727
Enterprise technology & product support	6,445	6,745	6,743	6,917
Depreciation & amortization	2,421	3,130	3,524	3,535
Total operating expenses	70,205	73,837	72,414	75,330
Operating income	14,975	17,729	17,971	11,744
Other income:
Interest income	604	577	729	604
Income before income taxes	15,579	18,306	18,700	12,348
Income tax provision	4,077	3,846	4,190	2,390
Net income	$11,502	$14,460	$14,510	$9,958

Basic net income per share	$0.17	$0.21	$0.21	$0.15
Diluted net income per share	$0.17	$0.21	$0.21	$0.15

Weighted average shares outstanding:
Basic	66,670	66,940	66,960	66,967
Diluted	66,670	66,940	66,960	66,967

15. SUBSEQUENT EVENT

Merger Agreement

On February 9, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tyler Technologies, Inc., a Delaware corporation (“Tyler Technologies”), and Topos Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Tyler Technologies (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with the Company (the “Merger” and, collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Tyler Technologies.

Consideration to the Company's Stockholders

At the effective time of the Merger (“Effective Time”), each share of common stock of the Company (the “Common Stock”), issued and outstanding immediately prior to the Effective Time (other than shares of Common Stock (i) owned by Tyler Technologies, Merger Sub or any of their respective subsidiaries, (ii) owned by the Company or any of its subsidiaries, including shares held as treasury stock, (iii) for which appraisal rights have been demanded properly in accordance with Section 262 of the General Corporation Law of the State of Delaware or (iv) that are subject to Assumed RSAs (as defined below)), shall be converted into the right to receive $34.00 per share in cash, without interest (the “Merger Consideration”).

Treatment of NIC Equity Awards and NIC Employee Stock Purchase Plan

Immediately prior to the Effective Time, each outstanding restricted stock award granted under the Company’s equity compensation plan (each, a “NIC Restricted Stock Award”) that is fully vested and not subject to any restrictions (or that, pursuant to its terms as in effect on the date of the Merger Agreement or the terms of the Merger Agreement, will accelerate in full and no longer be subject to any further vesting as a result of or in connection with the consummation of the Transactions), will be released to the holder of such NIC Restricted Stock Award, to the extent not previously released, and converted into the right to receive, with respect to each share of Common Stock subject to such NIC Restricted Stock Award (as determined in accordance with the applicable award agreement), the Merger Consideration, less all applicable withholding and other authorized deductions.

At the Effective Time, each NIC Restricted Stock Award that is outstanding immediately prior to the Effective Time and that vests solely based on the achievement of performance goals will automatically vest in full and be cancelled and converted into the right to receive, with respect to each share of Common Stock subject to such NIC Restricted Stock Award (as determined in accordance with the applicable award agreement), the Merger Consideration, less all applicable withholding and other authorized deductions.

At the Effective Time, each outstanding NIC Restricted Stock Award that vests solely based on the passage of time (other than NIC Restricted Stock Awards that are converted into the right to receive the Merger Consideration pursuant to the Merger Agreement) (each, an “Assumed RSA”), will be assumed by Tyler Technologies and converted automatically into a Tyler Technologies restricted stock award on the same terms and conditions (including any terms and conditions relating to accelerated vesting upon a termination of employment in connection with or following the Effective Time) as applicable to such Assumed RSA immediately prior to the Effective Time, except that the number of shares of Tyler Technologies common stock subject to such Assumed RSA will equal the product obtained by multiplying the total number of shares of Common Stock subject to the Assumed RSA immediately prior to the Effective Time (as determined in accordance with the applicable award agreement) by the Restricted Stock Conversion Ratio, rounded up to the nearest whole share. Each Assumed RSA shall otherwise be subject to Tyler Technologies’ equity compensation plan. For purposes of the Merger Agreement, the “Restricted Stock Conversion Ratio” means the quotient, rounded (with simple rounding) to the fourth decimal place, obtained by dividing (i) the Merger Consideration by (ii) the volume weighted average closing sale price of one share of Tyler Technologies common stock as reported on the New York Stock Exchange for the 10 consecutive trading days ending on the trading day immediately preceding the date on which the Closing occurs (as adjusted as appropriate to reflect any stock splits, stock dividends, combinations, reorganizations, reclassifications, or similar events).

Pursuant to the Merger Agreement, the Company will take all actions necessary with respect to the Company's employee stock purchase plan (the “ESPP”), to provide that, among other things, participation in the ESPP after the date of the Merger Agreement will be limited to the Company's employees who participate in the offering period currently in progress as of the date of the Merger Agreement, no new offering periods under the ESPP will commence after the date of the Merger Agreement and, subject to the consummation of the Merger, the ESPP will terminate as of immediately prior to the Effective Time.

Board Approval

The Company's Board of Directors (the “Board”) has unanimously (i) determined that the terms of the Merger Agreement and the Transactions, including the Merger, are fair to, and in the best interests of, the Company and its stockholders, (ii) approved the execution and delivery by the Company of the Merger Agreement, the performance by the Company of its covenants and agreements contained in the Merger Agreement and the consummation of the Merger and other Transactions upon the terms and subject to the conditions set forth in the Merger Agreement, (iii) recommended that the stockholders of the Company adopt the Merger Agreement, and (iv) directed that the adoption of the Merger Agreement be submitted to a vote of the Company’s stockholders.

Conditions to Closing

The consummation of the Merger (the “Closing”) is subject to certain conditions, including (i) the affirmative vote of the holders of a majority of the outstanding shares of Common Stock to adopt the Merger Agreement (the “Stockholder Approval”), (ii) the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, and (iii) the absence of any order or law enjoining or otherwise prohibiting the Merger. Each of Tyler Technologies’ and the Company’s obligation to consummate the Merger is also subject to additional customary conditions, including (x) the accuracy of the representations and warranties of the other party, subject to specified materiality qualifications, and (y) performance and compliance in all material respects by the other party with its obligations, covenants and agreements under the Merger Agreement. Consummation of the Merger is not subject to a financing condition.

Representations, Warranties and Covenants

The Merger Agreement contains customary representations, warranties and covenants made by each of the Company, Tyler Technologies and Merger Sub, including, among others, covenants by the Company regarding the conduct of its business during the pendency of the Transactions, public disclosures and other matters. Tyler Technologies has agreed to customary covenants related to treatment of employees and their compensation and benefits after Closing, including commitments to honor compensatory arrangements in connection with the Transactions. The Company is required, among other things, not to solicit alternative business combination transactions and, subject to certain exceptions, not to engage in discussions or negotiations regarding an alternative business combination transaction. The Company is required to convene a meeting of its stockholders to vote on the adoption of the Merger Agreement.

The Company and Tyler Technologies are required to (i) use their respective reasonable best efforts to take all actions to consummate the Transactions, including taking all actions necessary to obtain antitrust approval, subject to certain limitations, and (ii) cooperate in connection with their efforts to obtain antitrust approval.

Termination Rights

Both Tyler Technologies and the Company may terminate the Merger Agreement under certain specified circumstances, including (a) if the Merger is not consummated by June 30, 2021, subject to one three month extension in order to obtain required regulatory approvals, (b) if the approval of the the Company's stockholders is not obtained, or (c) if the Company’s Board of Directors makes an adverse recommendation change with respect to the proposed transaction or to enter into a superior acquisition proposal.

In certain circumstances in connection with the termination of the Merger Agreement, including if the Company's Board of Directors changes or withdraws its recommendation of the Merger to its stockholders or terminates the Merger Agreement to enter into an agreement with respect to a “superior proposal,” the Company will be required to pay Tyler Technologies a termination fee equal to $55.0 million in cash.

The Merger Agreement and the above description have been included to provide investors and security holders with information regarding the terms of the agreement. They are not intended to provide any other factual information about Tyler Technologies, the Company or their respective subsidiaries or affiliates or stockholders.

The representations, warranties, and covenants of the Company contained in the Merger Agreement were made solely for the benefit of Tyler Technologies and Merger Sub.

The assertions embodied in those representations and warranties were made solely for purposes of allocating risk among the Company, Tyler Technologies and Merger Sub rather than establishing matters of fact and may be subject to important qualifications and limitations agreed to by the Company, Tyler Technologies, and Merger Sub in connection with the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”) or may have been used for purposes of allocating risk among the Company, Tyler Technologies, and Merger Sub rather than establishing matters as facts.

Investors should not rely on the representations, warranties, and covenants or any description thereof as characterizations of the actual state of facts of the Company or any of its subsidiaries or affiliates.

If the Merger is consummated, the Company's Common Stock will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934.

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

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting – As of the end of the period covered by this report, our management, including our principal executive officer and principal financial officer, concluded that there have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Election of Directors,” “Executive Officers,” and “Structure and Practices of the Board of Directors – Corporate Governance Principles and Best Practices and Code of Business Conduct and Ethics, – Committees of the Board, – Nomination of Directors and – Involvement in Certain Legal Proceedings” set forth in the Company’s definitive proxy statement related to its 2021 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC not later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A, is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics, which applies to all employees, directors and officers, including the Chief Executive Officer and the Chief Financial Officer. The Code of Business Conduct and Ethics is available on the Company’s website at http://ir.egov.com/corporate-governance/governance-documents. The Company intends to disclose any changes in or waivers from its Code of Business Conduct and Ethics by posting such information on its website or by filing a Form 8-K with the SEC, as required.

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

Equity Compensation Plan Information

The following table provides information regarding securities to be issued upon the exercise of outstanding options, warrants and rights and securities available for issuance under the Company’s equity compensation plans as of December 31, 2020:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights outstanding as of December 31, 2020	Weighted average exercise price of outstanding options, warrants and rights shown in Column A	Number of securities available for future issuance as of December 31, 2020
Equity compensation plans approved by stockholders:
Restricted stock awards	—	$—	2,776,440 (1)
Employee stock purchase plan	— (2)	— (2)	787,353
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	3,563,793

(1)The amount shown excludes 1,119,407 shares subject to outstanding unvested restricted stock awards.
(2)March 31, 2020 was the purchase date of common stock for the most recently completed offering period under the Company’s employee stock purchase plan. Therefore, as of such date, no purchase rights were outstanding. The purchase price for the offering period ended March 31, 2020, was $14.56 per share, and the total number of shares purchased was 103,628.

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
2.1
Agreement and Plan of Merger, dated as of February 9, 2021, by and among NIC Inc., Tyler Technologies, Inc. and Topos Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 000-26621) filed with the SEC on February 10, 2021)

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
10.2
Employment agreement between the Registrant and Harry Herington, dated February 5, 2013 (incorporated by reference to Exhibit 10.3 to Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013) **

10.3
Employment agreement between the Registrant and Stephen M. Kovzan, dated February 5, 2013 (incorporated by reference to Exhibit 10.5 to Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013) **

10.4
Employment agreement between the Registrant and Jayne Friedland Holland, dated May 5, 2015 (incorporated by reference to Exhibit 10.7 to Form 10-K (File No. 000-26621) filed with the SEC on February 23, 2016) **

10.5
Employment agreement between the Registrant and William Van Asselt, dated July 29, 2018 (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 000-26621) filed with the SEC on August 1, 2018) **

10.6
Employment agreement between the Registrant and Brian Anderson, dated October 27, 2020 (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 000-26621) filed with the SEC on October 28, 2020) **

10.7
Amended and Restated Employment agreement between the Registrant and Doug Rogers, dated January 20, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 000-26621) filed with the SEC on January 26, 2021) **

10.8	Amended and Restated Employment agreement between the Registrant and Elizabeth Proudfit, dated January 20, 2021 **
10.9	Amended and Restated Employment agreement between the Registrant and Elizabeth A. Thomas, dated January 20, 2021 **
10.10	Form of NIC Inc. First Amendment to Key Employee Agreement, dated July 27, 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on July 28, 2015) **
10.11	NIC Inc. 2014 Amended and Restated Stock Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 000-26621) filed with the SEC on November 3, 2016) **
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

10.14	NIC Inc. Compensation Program For Certain Executive Officers (incorporated by reference to the Form 8-K (File No. 000-26621) filed with the SEC on March 6, 2008) **
10.15	NIC Inc. Management Annual Incentive Plan for Senior Executives (incorporated by reference to Exhibit 10.5 to Form 10-Q (File No. 000-26621) filed with the SEC on November 3, 2016) **
10.16
Form of Performance-Based Restricted Stock Agreement under the NIC Inc. 2014 Amended and Restated Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 000-26621) filed with the SEC on November 3, 2016) **

10.17
Form of Indemnification Agreement between the registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on May 11, 2009) **

10.18	NIC Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on May 2, 2012) **
10.19	NIC Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on May 4, 2017) **
10.20
Amended and Restated Credit Agreement Dated as of August 6, 2014 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 to the Form 10-Q (File No. 000-26621) filed with the SEC on August 7, 2014)

10.21
Amendment No. 1 to Amended and Restated Credit Agreement, dated July 9, 2015 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on July 9, 2015)

10.22
Amendment No. 2 to Amended and Restated Credit Agreement, dated December 14, 2015 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-26621) filed with the SEC on December 15, 2015)

10.23
Amendment No. 3 to Amended and Restated Credit Agreement, dated April 28, 2017 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 000-26621) filed with the SEC on May 2, 2017)

10.24
Amendment No. 4 to Amended and Restated Credit Agreement, dated May 1, 2019 between NIC Inc., as Borrower, and Bank of America, N.A., as Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 000-26621) filed with the SEC on May 7, 2019)

10.25
NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-136016) filed with the SEC on July 25, 2006) **

10.26
Form of Restricted Stock Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 7, 2007) **

10.27
Form of Stock Option Agreement for NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-Q (File No. 000-26621) filed with the SEC on November 7, 2007) **

10.28
Form of Performance-Based Restricted Stock Agreement under the NIC Inc. 2006 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.17 to the Form 10-K (File No. 000-26621) filed with the SEC on February 28, 2013) **

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer
101	The following financial information from NIC Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Xtensible Business Reporting Language) includes (i) Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018 (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019, and 2018 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018, and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15(b) of this report.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIC INC.
Date:	February 25, 2021	By:	/s/ Harry Herington
Harry Herington, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Harry Herington	Chairman of the Board and Chief Executive Officer	February 25, 2021
	Harry Herington	(Principal Executive Officer)

	/s/ Stephen M. Kovzan	Chief Financial Officer	February 25, 2021
	Stephen M. Kovzan	(Principal Financial Officer and Principal Accounting Officer)

	Art N. Burtscher*	Lead Independent Director
	Venmal (Raji) Arasu*	Director
	C. Brad Henry*	Director
	Sylvester (Sly) James, Jr.*	Director
	Alexander C. Kemper*	Director
	William M. Lyons*	Director
	Anthony Scott*	Director
	Jayaprakash Vijayan*	Director
	Pete Wilson*	Director

/s/ Harry Herington
Harry Herington
*By	Attorney-in-fact
February 25, 2021