Form 10-K/A
period 2020-12-31
NIC INC
filed 2021-04-20
CIK 1065332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS
NIC INC.
FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of NIC Inc., a Delaware corporation ("NIC," the "Company" or "we"), for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the "SEC") on February 25, 2021 (the "Original Filing"). This Amendment is being filed to (i) amend and restate in its entirety Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing (which was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III of Form 10-K to be incorporated by reference in the Form 10-K from the Company's definitive proxy statement if such proxy statement is filed no later than 120 days after the end of the Company's fiscal year) and (ii) amend and supplement Part IV, Item 15 of the Original Filing to add Exhibits 31.3, 31.4 and 104 filed herewith, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance with Rule 13a-14(a) under the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 have been omitted from the new certifications.

On February 9, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tyler Technologies, Inc., a Delaware corporation (“Tyler Technologies”), and Topos Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Tyler Technologies (“Merger Sub”). The Merger Agreement provides, upon the terms and subject to the conditions set forth in the Merger Agreement, for Merger Sub's merger with the Company (the “Merger” and, collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Tyler Technologies.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to February 25, 2021.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Below are the name, ages and positions of the directors of the Company as of April 1, 2021.

Name	Age	Position
Harry H. Herington	61	Chairman of the Board and Chief Executive Officer
Art N. Burtscher	70	Lead Independent Director
Venmal (Raji) Arasu	51	Director
C. Brad Henry	57	Director
Sylvester (Sly) James, Jr.	69	Director
Alexander C. Kemper	55	Director
William M. Lyons	65	Director
Anthony Scott	68	Director
Jayaprakash Vijayan	48	Director
Pete Wilson	87	Director

The following is a brief description of the business experience of the Company's directors as of April 1, 2021, and a brief discussion of the specific experience, qualifications, attributes or skills that led to the Board's conclusion that the individual should serve as a director for the Company, in light of the Company’s business and structure. In nominating candidates for future Board positions, the Committee takes into consideration such factors as it deems appropriate on a case-by-case basis, which may include experience, knowledge, skills, expertise, integrity, diversity of background and perspective, ability to make independent analytical inquiries, understanding of the Company’s business environment, the interplay of the candidate’s experience with that of the other Board members and willingness to devote adequate time and effort to Board responsibilities. The Company strongly values a diverse Board and believes that the Board’s deliberative process benefits from a reasonable diversity of backgrounds and perspectives. The Board has proactively sought out diverse candidates for its Board vacancies over the past decade. The Board’s commitment to diversity is reflected through its recent new directors. Four of the last six new directors have been, and three of our ten current directors are, either a woman, a person-of-color, or both. In reviewing the re-nomination of incumbent directors, the Committee also considers their participation at meetings, their understanding of NIC’s business and the environment within which the Company operates, their attendance, and their independence and relationships, if any, with the Company.

Harry H. Herington became the Company's Chief Executive Officer in February 2008 and became the Chairman of the Board in May 2008.  He was elected to the Board of Directors in October 2006.  Mr. Herington served as President from May 2006 until February 2008 and as Chief Operating Officer from May 2002 until October 2006.  He has also served as President of NICUSA, Inc., a wholly owned subsidiary of the Company, since 1998 and served as a manager of various subsidiaries of NICUSA, Inc. until January 2016. In addition, Mr. Herington has held numerous positions of authority and responsibility with the Company since 1995 as well as several positions of authority with other business and government organizations, which enables him to provide valuable leadership and insight into the Company's strategic direction. By reason of his early involvement and efforts, Mr. Herington is considered a founder of NIC as it became a national company.  Mr. Herington is also involved in numerous civic and non-profit activities.  Mr. Herington holds a B.S. degree from Wichita State University in Kansas and a J.D. degree from the University of Kansas School of Law.

Art N. Burtscher has served as one of the Company’s directors since 2004 and was elected Lead Independent Director in February 2008.  He chairs the Audit Committee.  Mr. Burtscher served as a consultant to Westwood Trust--Western Region from 2018 to 2020, where he previously served as President-Western Region of Westwood Trust, a wholly-owned subsidiary of Westwood Holdings Group, LLC and a provider of trust services and a sponsor of common trust funds from 2012 to 2018.  He served as Senior Vice President of Westwood Trust from 2010 through 2012.  Mr. Burtscher served as Chairman of McCarthy Group Advisors, L.L.C., an Omaha-based investment advisory firm, from 2004 to 2010. From 2000 to 2004, he was President of McCarthy Group Asset Management.  He has more than 30 years of financial services experience, including 13 years as President of Great Western Bank, N.A.  Mr. Burtscher currently serves on the boards of directors of American National Bank, Jet Linx, LLC and the Silverstone Group. Mr. Burtscher’s extensive experience in the financial services industry enables him to provide valuable contributions to the Board regarding financial, business and investment matters and to serve as the audit committee financial expert. He graduated from Fort Hays State University in Kansas with a B.S. in Business Administration and is a graduate of the School of Mortgage Banking.

Venmal (Raji) Arasu has served as one of the Company’s directors since 2015.  Ms. Arasu is currently Senior Vice President, Intuit Platform of Intuit Inc. (Nasdaq: INTU), Intuit Inc. is a business and financial software company that develops and sells financial, accounting, tax preparation software and related services for small businesses, accountants and individuals.  In her role she leads an organization that builds critical platforms and services for Intuit's product offerings. Since January 2021, Ms. Arasu has served as an independent director of MediaAlpha (NYSE: MAX). Ms. Arasu previously served as the Chief Technology Officer for StubHub, Inc., the online and mobile ticketing marketplace subsidiary of eBay Inc. (Nasdaq: EBAY), from November 2011 to January 2016.  At eBay, she also served as the Vice President of Engineering, Managed Marketplaces from 2010 to 2011, the Vice President of Engineering, Trading from 2008 to 2010, and in other positions of increasing authority from 2001 to 2008.  Prior to joining eBay, Ms. Arasu served in positions of increasing authority at numerous technology companies.  She is also actively involved in civic and non-profit organizations focused on empowering women in technology.  The Board relies on Ms. Arasu’s extensive experience in technology, including the areas of mobile technologies, payment processing, and the development process, in guiding the Company’s business strategy.  Ms. Arasu holds a bachelor’s degree in Computer Engineering from Pune University, in Pune, India.

C. Brad Henry has served as one of the Company’s directors since 2011. Governor Henry is currently of counsel to the national business law firm of Spencer Fane LLP and a founding member of Henry-Adams Companies, LLC, a general and business development consulting firm. In 2010, Governor Henry was appointed by President Barack Obama to the six-member Council of Governors, which works closely with the Secretary of Defense, the Secretary of Homeland Security, and other defense and national security advisors on the synchronization and integration of state and federal military services.  He served as governor of the State of Oklahoma for two consecutive terms ending in 2011, the maximum allowed under Oklahoma law. Governor Henry previously served as Chairman of the Council of State Governments, the Southern Growth Policies Board, and the Interstate Oil and Gas Compact Commission, and he currently serves as Chairman of the Regional Transportation Authority of Central Oklahoma and on the boards of the Center for Consumer Recovery, Inc., and the Muscular Dystrophy Association, and was a charter member of the Governors' Council of the Bipartisan Policy Center.  Prior to his election as governor, he practiced law and served 10 years in the Oklahoma State Senate, chairing the Senate Judiciary Committee and serving as vice-chair of the Senate Economic Development Committee.  The Board relies upon Governor Henry’s extensive experience in state government and industry in guiding the Company’s business strategy.  Governor Henry holds a bachelor’s degree in economics from the University of Oklahoma and a J.D. degree from the University of Oklahoma School of Law, where he served as managing editor of the Law Review.

Sylvester (Sly) James, Jr. has served as one of the Company's directors since 2020. He is a member of the Corporate Governance and Nominating Committee and the Compensation Committee. Mayor James is a partner and co-founder of Wickham James Strategies & Solutions, a position that he has held since 2019. He is also a partner in the Sly James Firm, a position he has held since 2002. Prior to co-founding Wickham James, he was the Mayor of Kansas City, Missouri from 2011 until 2019 when he was no longer eligible to run for mayor due to term limits. Mayor James has been a practicing trial lawyer and mediator since 1983. Mayor James was previous a partner at the law firm of Blackwell Sanders Matheny Weary & Lombardi. He is a veteran of the United States Marine Corps. Mayor James holds an undergraduate degree from Rockhurst University and a J.D. degree from the University of Minnesota Law School.

Alexander C. Kemper has served as one of the Company’s directors since 2007.  He chairs the Compensation Committee.  Mr. Kemper is the chairman of the board of The Collectors Fund, a private equity fund focused on alternative asset classes, and serves as chairman and chief executive officer of C2FO, a leading global marketplace for working capital.  He founded Perfect Commerce Inc., an application service provider for internet sourcing and procurement tools and related professional services, and served as chairman and chief executive officer from 2000 to 2006.  Under his leadership, Perfect Commerce created the Open Supplier NetworkTM (OSNTM) and became the largest and fastest growing provider of on-demand supplier relationship management (SRM) technology in the United States.  Before founding Perfect Commerce, Mr. Kemper was the chairman of the board and CEO of UMB Bank, N.A. and CEO of UMB Financial Corp., a Nasdaq-traded financial services company with assets of more than $20 billion. He is an active angel and venture investor and currently serves on several corporate boards, including UMB Financial Corp. (Nasdaq: UMBF), Sipvine and Dwolla. Mr. Kemper has extensive experience in finance, banking, investment, management and board service, as well as extensive experience with technology companies, which enables him to provide valuable guidance to his fellow directors on such matters. Mr. Kemper holds a B.A. degree from Northwestern University.

William M. Lyons has served as one of the Company’s directors since 2009. He chairs the Corporate Governance and Nominating Committee.  Mr. Lyons was president and chief executive officer of American Century Companies, Inc., a Kansas City-based investment manager, until his retirement in March 2007. Mr. Lyons joined American Century in 1987 as assistant general counsel and during his tenure also served as its general counsel, executive vice president, and chief operating officer. Mr. Lyons was named president in 1997 and chief executive officer in 2000. Mr. Lyons also served as a director of American Century Companies, Inc. and numerous investment companies affiliated with American Century Companies, Inc. While at American Century, Mr. Lyons also was a senior executive of several operating subsidiaries, including American Century Investment Management, Inc., American Century Investment Services, Inc., and American Century Services Corp. He is currently a member of the board of directors of Morningstar, Inc. (Nasdaq: MORN) and other civic and not-for-profit entities. Mr. Lyons’s leadership of American Centuries Companies, Inc. through a period of substantial growth enables him to provide valuable guidance to the Board on business strategy and financial matters. Mr. Lyons holds a bachelor’s degree in history from Yale University and a J.D. degree from Northwestern University School of Law.

Anthony Scott has served as one of the Company's directors since 2018. He is currently CEO of the TonyScottGroup and is a senior data privacy and cybersecurity advisor with the global law firm of Squire Patton Boggs, headquartered in Cleveland, a position that he has held since September 2017. Mr. Scott was a Managing Partner for Ridge-Lane L.P., from August 2018 until December 2019. Mr. Scott formerly served as the third Chief Information Officer of the United States under President Barack Obama from February 2015 until January 2017. In addition, from September 2013 through February 2015, he led the global information technology group at VMware, and from February 2008 until May 2013, he served as CIO at Microsoft (Nasdaq: MSFT). Prior to serving as the CIO of Microsoft, he was the CIO at The Walt Disney Company (NYSE: DIS) and was the first Chief Technology Officer of Information Systems & Services at General Motors Corporation (NYSE: GM). He previously held senior management positions in IT at Bristol Myers Squibb (NYSE: BMY) and Sun Microsystems (Nasdaq: SUNW). Mr. Scott holds a Bachelor of Arts degree in Information Systems from the University of San Francisco and a Juris Doctor degree from Santa Clara University.

Jayaprakash Vijayan has served as one of the Company's directors since 2018. He is the former CIO of Tesla Inc. (Nasdaq: TSLA) and is currently the Founder and Chief Executive Officer of Tekion Corp. (2016 to present), an innovative startup technology company serving the automotive retail industry. He served at Tesla from 2012-2016 and was responsible for the company’s information systems, including applications, infrastructure, network, operations, and corporate and product security. Prior to Tesla, Mr. Vijayan led the IT Business Applications organization for VMware, Inc. (NYSE: VMW) and led product development teams for Oracle (NYSE: ORCL). Mr. Vijayan holds a B.S. and M.S. in Geology from the University of Madras in Chennai, Tamil Nadu, India.

Pete Wilson has served as one of the Company’s directors since 1999. Governor Wilson served as Governor of the State of California from 1991 until 1999.  Prior to serving as Governor of California, Governor Wilson served in the U.S. Senate for eight years, representing the State of California from 1983 to 1991, and served as the mayor of San Diego, California from 1971 to 1983.  Governor Wilson is a principal at Wilson Walsh Consulting Group, a business consulting firm.  He is also of counsel to Browne George Ross LLP. Governor Wilson is also a director of The Irvine Company. He is a former director of TPx Communications, a former member of the California State Chamber of Commerce Board of Directors, and a member and Founding Chair of the Southern California Leadership Council.  Governor Wilson is a Distinguished Visiting Fellow of the Hoover Institution at Stanford University, and serves as a

Trustee of the Ronald Reagan Presidential Foundation, the Richard Nixon Foundation, and the Criminal Justice Legal Foundation. He is past Chair (current Capital Campaign Chair) of the National World War II Museum.  Governor Wilson is also a former member of the Defense Policy Board (advisory to the Secretary of Defense) and the President’s Foreign Intelligence Advisory Board.  The Board draws upon Governor Wilson’s extensive experience inside and outside government in overseeing the Company’s business strategy and developing relationships with government partners.  He received his undergraduate degree from Yale University and his law degree from the University of California at Berkeley.  After graduating from Yale, Governor Wilson spent three years in the Marine Corps as an infantry officer.

Executive Officers

Below is certain information as of April 1, 2021, regarding the executive officers of the Company who are not directors.  Mr. Herington, Chief Executive Officer, is profiled under the "Election of Directors" section which begins on page 20, because he also serves as Chairman of the Board of Directors. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Positions with the Company
Harry H. Herington	61	Chief Executive Officer
Stephen M. Kovzan	52	Chief Financial Officer
Jayne Friedland Holland	57	Chief Security Officer
Brian Anderson	42	Chief Technology Officer
Elizabeth A. Thomas	43	Chief Operating Officer
William A. Van Asselt	46	General Counsel and Secretary
Doug Rogers	45	Senior Vice President of Strategic Initiatives
Elizabeth M. Proudfit	46	Senior Vice President of Strategic Solutions

Stephen M. Kovzan has served as the Company’s Chief Financial Officer since August 2007. Mr. Kovzan joined the Company in October 1999 and served as the Company’s Controller until September 2000, at which time he became the Company’s Vice President of Financial Operations and Chief Accounting Officer, serving as such until August 2007.    Mr. Kovzan currently serves as a manager and officer of various subsidiaries of NICUSA, Inc. Prior to joining the Company, Mr. Kovzan served as a business assurance manager with PricewaterhouseCoopers LLP.  Mr. Kovzan is a Certified Public Accountant and holds a B.S. in business administration from the University of Tulsa and an M.S. in business from the University of Kansas.

Jayne Friedland Holland was appointed to the position of Chief Security Officer in May 2015. From December 2006 until this appointment, she served as the Company’s Chief Security Officer and Associate General Counsel. Ms. Holland joined the Company in June 2005 as Associate General Counsel of the Company. In her role as Chief Security Officer, she oversees the Company’s security management program. Prior to joining the Company, Ms. Holland served as Vice President and General Counsel for ESI and began her career as a litigator in New Orleans with McGlinchey Stafford PLLC. Ms. Holland holds a B.A. degree in Political Science from Newcomb College of Tulane University and a J.D. degree from Tulane University School of Law.

Brian G. Anderson joined as the Company as its Chief Technology Officer in April 2019. Prior to NIC, Mr. Anderson spent his career as an executive-level technology strategist and was the founder of a technology start-up, Applogie, LLC, from January 2017 to April 2019. Prior to that, Mr. Anderson served in various roles including as the Chief Technology Officer of Lexmark International, Inc. from December 2011 to December 2016. Mr. Anderson holds a B.S. degree from the University of Kansas.

Elizabeth A. Thomas was appointed to the position of Chief Operating Officer in March 2021. From August 2019 to March 2021 she served as the Company’s Chief of Staff. Prior to becoming Chief of Staff, she was the Vice President of Finance Operations from June 2017 to August 2019. She joined the Company in June 2012 and served as Vice President of Internal Audit until June 2017. Prior to joining the Company, Ms. Thomas was the Vice President of Finance of Protection One, now ADT (NYSE: ADT). Ms. Thomas has 19 years of experience in Finance and Audit, including M&A transactions, and has reported directly to the Boards of Directors of several public companies. Ms. Thomas holds B.S. and M.S. degrees from Kansas State University.

William A. Van Asselt was appointed to the position of General Counsel in January 2016. From March 2014 until this appointment, he served as the Company’s Deputy General Counsel. Mr. Van Asselt joined the Company in June 2010 as Associate General Counsel. Prior to joining the Company, Mr. Van Asselt practiced law at Lathrop & Gage LLP, and previously at Hogan Lovells in Washington D.C. where his practice focused on contract negotiations, corporate mergers & acquisitions, telecommunications law and corporate governance. Prior to attending law school, Mr. Van Asselt served as the Executive Director for the Martin Luther King, Jr. National Memorial Project Foundation in Washington D.C. Mr. Van Asselt holds a B.A. degree in Political Science from the University of Missouri and a J.D. degree from Harvard Law School.

Doug Rogers joined as the Company as its Senior Vice President of Business Development in October 2017 and was appointed Senior Vice President of Strategic Initiatives in October 2020. Mr. Rogers leads the national sales and marketing team supporting federal, state and payment processing engagements focusing on expanding our relationships with new government partners. Prior to joining NIC, he was a Vice President at Cerner Corporation, a publicly traded company (Nasdaq: CERN) headquartered in North Kansas City, Mo., and supplier of health information technology solutions, services, devices, and hardware. Mr. Rogers spent thirteen years with Cerner Corporation in a variety of roles ranging from marketing, government relations, and sales. For the three years prior to joining NIC, he led the team that sold Cerner Corporation's Population Health Software-as-a-Service solutions across multiple markets, including federal and state government. Mr. Rogers holds a B.S. degree in Biology from the Centenary College of Louisiana.

Elizabeth M. Proudfit joined NIC in April 2000 as a member of the sales team advising federal, state and local governments on using innovation and technology to make government more accessible, secure and convenient for businesses and citizens. After serving in a number of roles on the sales team, including Director of Business Development from 2002 to 2006 and Vice President of Sales from 2006 to 2020, in July 2020, Ms. Proudfit became an executive officer of the Company when she was named the Senior Vice President of Marketing and Communications. In March 2021, Ms. Proudfit was named the Senior Vice President of Strategic Solutions, responsible for leading the marketing, communications, and business development proposal efforts for the Company. Prior to joining NIC, Ms. Proudfit was with the Office of Government Affairs for Arthur Andersen LLP. Ms. Proudfit holds a B.A. degree in History from Harvard University.

Committees of the Board

As described below, there are three standing committees of the Board.  Each committee’s responsibilities, including those responsibilities delegated to such committee by the Board, are governed by a charter that is available on the Company’s website at http://ir.egov.com, or by sending your request in writing to the Corporate Secretary, NIC Inc., 25501 West Valley Parkway, Suite 300, Olathe, Kansas 66061.

The table below shows the members of each Committee of the Board:

Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Art N. Burtscher, Chairman	Alexander C. Kemper, Chairman	William M. Lyons, Chairman
Venmal (Raji) Arasu	Art N. Burtscher	Venmal (Raji) Arasu
Alexander C. Kemper	C. Brad Henry	C. Brad Henry
William M. Lyons	Sylvester (Sly) James, Jr.	Sylvester (Sly) James, Jr.
Anthony Scott	Jayaprakash Vijayan	Anthony Scott
Jayaprakash Vijayan	Pete Wilson	Pete Wilson

The Audit Committee

The Audit Committee oversees management’s responsibility for the integrity of the Company’s accounting and financial reporting and systems of internal controls.  The Committee also oversees the performance of the Company’s independent registered public accounting firm and the Company’s compliance with legal and regulatory requirements.  In addition, the Committee has the responsibility to oversee the assessment and management of the Company’s risks.  The Audit Committee met five times during 2020.

The Board of Directors has determined that the members of the Audit Committee are independent as required by applicable laws and regulations, the listing standards of Nasdaq and NIC’s Governance Principles.  The Board of Directors has determined that at least one member of the Committee, Mr. Burtscher, qualifies as an “audit committee financial expert.”

The Compensation Committee

The Compensation Committee is responsible for the establishment and oversight of the Company’s executive compensation program.  The Committee also has responsibility for general oversight of the Company’s compensation policies and practices for all employees, particularly with respect to how such policies relate to the achievement of Company business goals and the Company’s management of risk.  It is the responsibility of the Committee to review, recommend and approve changes to the Company’s compensation policies and benefits programs and to otherwise ensure that the Company’s compensation philosophy is consistent with the Company’s best interests and is properly implemented.  The Committee establishes the compensation levels of the Company’s Chief Executive Officer and the Company’s other executive officers, and reviews and makes recommendations to the Board regarding the level and form of the Company’s director compensation.  The Committee also administers the Company’s 2014 Amended and Restated Stock Compensation Plan (the “2014 Stock Compensation Plan”) and oversees the Company's Amended and Restated Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”).  The Committee also administers the NIC Inc. Executive Incentive Plan.  Finally, the Committee performs other duties related to compensation that the Board from time to time may assign. The Board of Directors has determined that all members of the Committee are independent as required by applicable laws and regulations, the listing standards of Nasdaq and NIC’s Governance Principles.

The Compensation Committee may delegate any of its responsibilities to sub-committees and may delegate day-to-day administration of incentive and employee benefit plans to appropriate Company personnel.  In addition, upon occasion, matters have been escalated from the Compensation Committee to the full Board of Directors for action when permitted under applicable SEC and Nasdaq rules and regulations.  The executive officers receive assignments from the Compensation Committee, for example, researching compensation levels for employees, executives or directors at companies in comparable industries or of comparable size in terms of number of employees, annual revenues or market capitalization. The Compensation Committee also tasks the executive team with the first, and subsequent, drafts of the executive compensation plan each year and with drafting revisions based upon Committee guidance.

The Compensation Committee has reviewed, with management, the design and operation of the Company’s compensation arrangements, including the performance objectives and target levels used in connection with incentive awards and maximum caps on performance-based pay for the Executive Leadership Team (as defined in Item 11 of this report), and has evaluated the relationship between the Company’s risk management and these arrangements. The Compensation Committee believes that the Company’s compensation policies and practices do not encourage unnecessary or excessive risk taking and that any risks arising from the Company’s compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on the Company.

The Committee has the authority to retain, approve fees for and terminate advisors, consultants and legal counsel as it deems necessary to assist in the fulfillment of its responsibilities.  Prior to engaging any such advisor, consultant or legal counsel, the Compensation Committee conducts an independence assessment of such advisor pursuant to applicable Nasdaq and SEC rules, but the Compensation Committee retains discretion to engage any such advisor, without regard to its independence, after considering the findings in such assessment.  The Compensation Committee also reviews and discusses with the appropriate officers of the Company any disclosures required under applicable SEC rules regarding conflicts of interest with respect to such advisors.

As further discussed in the CD&A section of this report, the Compensation Committee, with the assistance of the executive team, has engaged Semler Brossy Consulting Group, LLC (“SBCG”) from time to time, including most recently in November 2020 to assess the Company's non-employee director compensation structure and in November 2019 to assess the Company’s management compensation structure, including executive compensation, for future periods and to perform peer review analysis among other public companies engaged in the information technology services industries with similar annual revenues, number of employees, market capitalization and other financial metrics. As required under applicable SEC rules, the Company reviewed the relationships among SBCG and the Company’s directors and executive officers in order to assess whether the work performed by SBCG raised any conflicts of interest.  The Company did not identify any such conflicts of interest in its inquiry of these parties as a part of this assessment.

Code of Business Conduct and Ethics

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

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires the Company's directors and certain officers to file initial reports of ownership and reports of changes in ownership of our securities with the SEC. Based solely on our review of such reports and written representations provided to the Company, the Company believes that all required filings in 2020 were made in a timely fashion, except for two reports on Form 4 that were filed on January 31, 2020, by Doug Rogers, Senior Vice President of Strategic Initiatives, and by William Van Asselt, the Company’s General Counsel, that each reported one transaction (i.e., the grant of restricted stock awards) that had inadvertently been omitted from their respective Form 4s filed on January 30, 2020.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis (this "CD&A") provides information about the compensation for the following named executive officers “NEOs” in 2020, including an analysis of the overall objectives of the compensation program and each element of compensation provided. For 2020, the NEOs were:

Name	Title
Harry H. Herington	Chairman of the Board and Chief Executive Officer (“CEO”)
Stephen M. Kovzan	Chief Financial Officer (“CFO”)
Jayne Friedland Holland	Chief Security Officer (“CSO”)
Doug Rogers	Senior Vice President of Strategic Initiatives
Elizabeth M. Proudfit	Senior Vice President of Strategic Solutions

Mr. Herington, in his role as CEO, has formally designated an Executive Leadership Team, comprised of the Company’s most experienced senior executives having the most knowledge about the Company and its operations.  The Executive Leadership Team provides advice and counsel to Mr. Herington on a regular basis and assists in formulating strategy and tactics for furthering the Company’s business. Executive Leadership Team members for the full year of 2020 were Messrs. Herington and Kovzan and Ms. Holland.

Mr. Herington has also formally designated a Senior Leadership Group to provide a forum for discussing risks and opportunities identified by the various NIC divisions that might affect the growth and stability of the Company.  The Senior Leadership Group is comprised of the Executive Leadership Team, as well as the heads of each Corporate department and all vice president level employees Company-wide. Mr. Herington regularly consults with this broader group of senior management.

Philosophy and Objectives

    The philosophy underlying the Company's executive compensation program is to link total compensation with both short- and long-term Company performance and increase stockholder value through profitable growth and the execution of specific strategies.  Superior performance by our executive team is essential to these goals, so we have structured our executive pay programs to attract and retain talented, highly qualified executives, to reward performance through incentive compensation and to align the interests of executives and stockholders through longer-term equity-based compensation.  The Company’s Compensation Committee (referred to in this CD&A as the “Committee”) has adopted a straightforward approach to executive compensation, whereby material components of pay are tied to elements of the Company’s financial performance. The Committee structures its compensation programs to align executive and stockholder interests, by fostering a team-based environment that recognizes the Company’s entrepreneurial history and strong record of financial performance.

The Committee considers input from our CEO and CFO regarding the responsibilities and accomplishments of individual executive officers, and recommendations regarding salary, bonus, equity compensation, performance goals and overall compensation levels for executive officers. Our CEO, CFO and other executive officers attended portions of Committee meetings throughout the year in order to provide information and help explain data relating to matters considered by the Committee.  Executive officers, however, were not present during deliberations or determination of their respective compensation or during executive sessions. All decisions regarding the compensation of executive officers ultimately were made solely by the Committee, which considered these recommendations and exercised its discretion to modify certain recommended adjustments or awards based on a number of factors considered by the Committee.

The Committee has the authority to retain outside consultants or advisors as it deems necessary to provide desired expertise and counsel. The Committee retains a compensation consultant from time to time to provide updated information and analysis to the Committee. The Committee has periodically engaged the services of Semler Brossy Consulting Group (“SBCG”) as its compensation consultant. SBCG reports directly and exclusively to the Committee and provides advice regarding current and emerging best practices about executive compensation.

Also, the Committee considers carefully the views and input of stockholders, including previous “say on pay” results, when determining executive pay.  At the 2020 annual meeting of stockholders, stockholders voted strongly in favor of the Company’s approach to executive compensation – 97% of the votes cast on the advisory ‘say on pay’ resolution were voted in favor of the resolution. The Committee believes this affirms that our stockholders generally support the Company's approach to executive compensation. Accordingly, the Committee has taken no specific actions to modify our executive compensation program as a direct result of these non-binding, advisory votes but, rather, has continued to oversee the program in accordance with its best judgment and stated governing principles.

2020 Executive Compensation Study

After four years of the Company operating under the previous compensation program for the Executive Leadership Team, the Committee again engaged SBCG in November 2019 to update its assessment of the Company's compensation program. The purpose of the study was to assist the Committee in making compensation determinations for 2020. Specifically, the Committee asked SBCG to review and recommend updates to the peer group, if necessary, used to benchmark executive compensation levels and to perform a competitive assessment of target pay opportunities for the Executive Leadership Team against the peer group and broader market survey data.

Peer Group. The peer group approved by the Committee pursuant to the 2016 SBCG study consisted of 18 companies in similar businesses and of comparable size to NIC at the time. Since the 2016 study, four of the 18 peer group companies have been acquired or taken private and three others were no longer deemed comparable because of their scale, financial condition or growth trajectory, reducing to 11 the number of viable peers. The four companies that were acquired or taken private were DealerTrack Holdings Inc. (TRAK), EPIQ Systems Inc. (EPIQ), Higher One Holdings, Inc. (ONE) and XO Group Inc. (XOXO), and the three companies that were removed due to material shifts in scale, financial condition or growth trajectory were CoStar Group Inc. (CSGP), DHI Group, Inc. (DHX) and Liquidity Services (LQDT).

To offset the loss of these seven companies, SBCG screened the broader market using several filters for additional peers and identified seven companies for possible inclusion with comparable size and similar business model, with scale and business focus similar to NIC, though not necessarily direct competitors. The resulting 18 members of the new peer group were as follows:

ACI Worldwide, Inc. (ACIW)	OneSpan Inc. (OSPN)
Blackbaud Inc. (BLKB)	Perficient Inc. (PRFT)
Bottomline Technologies, Inc. (EPAY)	QAD Inc. (QADA)*
Carbonite, Inc. (CARB)*	Qualys, Inc. (QLYS)*
Ebix, Inc.(EBIX)	SailPoint Technologies (SAIL)*
Five9 Inc. (FIVN)*	SPS Commerce, Inc. (SPSC)*
j2 Global, Inc. (JCOM)	Stamps.com, Inc. (STMP)
LivePerson Inc. (LPSN)	Tyler Technologies Inc. (TYL)
LogMeIn, Inc. (LOGM)	Verra Mobility Corporation (VRRM)*
* New members of the peer group added in SBCG's 2020 study. Since the study Carbonite, Inc. was taken private.

Market Survey Data. SBCG’s 2020 study indicated that total pay opportunities (cash, annual cash incentive and long-term equity incentives) for the three members of the Executive Leadership Team were well below the competitive range compared to market (based on the 18-member peer group), with the largest shortcoming attributable to long-term, equity-based incentives. SBCG looked to the 25th and 50th percentiles of market as key competitive boundaries for NIC, with target competitive levels between the 25th and 50th percentiles. To this end, SBCG’s study indicated that NIC’s annual revenues and market value were modestly lower than the peer group median, with other measures, such as profitability and revenue per employee, well above peer group median, and total assets and employee count well below peer group medians. Specifically, the study indicated that:

•Base salaries were generally at the 50th percentile of market for the Chief Executive Officer, below the 25th percentile of market for the Chief Financial Officer and above 50th percentile of market for the Chief Security Officer;
•Target total annual cash (i.e., base salary and annual cash incentive) was at median for the Chief Executive Officer, below the 25th percentile of market for the Chief Financial Officer and above the 50th percentile of market for the Chief Security Officer; and
•Target total annual compensation, inclusive of long-term, equity-based incentives, was well below the 25th percentile for all members of the Executive Leadership Team.

    In terms of mix of pay between cash and equity, SBCG’s study indicated that long-term equity incentive opportunities were comparatively light in the overall mix of pay relative to competitive practice. The Committee considered and adopted SBCG's recommendation to use long-term equity incentives as the most natural lever to ensure the overall competitiveness of the Company’s executive compensation program going forward, and in doing so, linking incremental pay to longer-term Company performance and stockholder value creation.
Summary of Changes to Executive Compensation for 2020. On February 20, 2020, the Committee approved executive compensation for 2020, taking into account SBCG’s and management's recommendations. The Committee approved increases to target total compensation opportunities for the Executive Leadership Team to more closely align with the competitive range of market (between the 25th and 50th percentile levels of market) over a three-year period beginning in fiscal year 2020, in lieu of closing the gap to approximately the 25th percentile of market in one fiscal year. There were no changes to the basic structure of the executive compensation program consisting of base salary, an annual cash incentive, and a two-pronged, long-term equity-based incentive that includes annual restricted stock grants with (i) a service-based component and (ii) a Company performance-based component.

The increase for each of the three members of the Executive Leadership Team for fiscal year 2020 comprised approximately 40% of the difference needed to reach approximately the 25th percentile of market, driven in part by momentum from strong fiscal year 2019 performance and the intention to close a significant portion of the wide gap to market with more immediate action. The Committee intends to consider smaller increases in fiscal year 2021 and fiscal year 2022. The Committee made these changes after considering all of the factors from the market data survey and that the Executive Leadership Team’s pay levels have not materially increased during the four years since 2016. Specifically, the Committee approved the following pay increases for each of the three members of the Executive Leadership Team.

•CEO (Mr. Herington): a 12% increase in annual base salary, a 23% increase in target cash incentive opportunity, and a 31% increase in total target long-term equity incentives – collectively, a 25% increase in target annual total pay, placing Mr. Herington’s target annual pay opportunities below the 25th percentile of market.
•CFO (Mr. Kovzan): an 11% increase in annual base salary, a 28% increase in target annual cash incentive opportunity, and a 62% increase in total target long-term equity incentives – collectively, a 39% increase in target annual total pay, placing Mr. Kovzan’s target annual pay opportunities below the 25th percentile of market, making Mr. Kovzan the second highest paid member of the Executive Leadership Team.
•CSO (Ms. Holland): a 6% increase in annual base salary, a 25% increase in target annual cash incentive opportunity, and a 53% increase in total target long-term equity incentives – collectively, a 31% increase in target annual total pay, placing Ms. Holland’s target annual total pay below the 25th percentile of market, making Ms. Holland the third highest paid member of the Executive Leadership Team.

SBCG and the Committee both acknowledged the larger step-up in pay levels and determined the pay levels to be reasonable and appropriate for NIC.

Components of Our Executive Compensation Program

The Committee has maintained a very consistent approach and structure for compensation of the specified members of the Executive Leadership Team since 2008, with modest adjustments from year to year, determined by the Committee, to maintain strong alignment with our business objectives and organizational context.  The primary components of our executive compensation program are as follows:

Type	Component	Objective
Base Salary	Fixed portion of compensation; reviewed annually.	Provide competitive pay reflective of an executive’s role, responsibilities, tenure and individual performance in order to attract and retain top talent.
Short-Term Incentive	Annual cash incentive; performance-based cash opportunity; amount varies based on company performance.	Drive achievement of annual corporate goals.
Long-Term Incentive	Service-based and performance-based restricted stock awards, subject to time-based vesting requirements and certain performance-conditions.	Promote achievement of long-term corporate goals through operating performance objectives over a three-year period, encourage ownership stake, and promote retention.

The Executive Compensation Program for Messrs. Herington and Kovzan and Ms. Holland

Base salary.   The Committee annually reviews Executive Leadership Team base salaries, and annual salary increases are not automatic or guaranteed. When considering any adjustments, the Committee considers the most recent SBCG study, market data, job responsibilities, tenure and individual performance. In 2020, based upon the factors described above, the Committee increased base salaries for each of the members of the Executive Leadership Team as follows: for the CEO to $560,000 from $500,000; for the CFO to $360,000 from $325,000; and for the CSO to $345,000 from $325,000. Base salaries paid to the Executive Leadership Team in 2020 are presented in the 2020 Summary Compensation Table of this report.

Annual cash incentive. The 2020 annual cash incentive was granted under the Management Annual Incentive Plan for Senior Executives, or (“MAIPSE”). The MAIPSE establishes the criteria for awards based upon attainment of Company financial goals that will be used to determine actual award amounts. The Committee has discretion to vary the actual awards to take into consideration the particular events of the year in determining its final award for each executive officer.

The 2020 MAIPSE measured annual Company performance using the following key financial metrics as performance criteria (dollar amounts in millions):

	Performance Levels
Performance Criteria	Threshold	Target	Superior	Weighting
Operating income	$62.6	$69.5	$76.5	50%
Total revenues	$372.4	$392.0	$411.6	50%

For 2020, the Committee retained “target” performance levels for the Company for operating income and total revenues based upon the Company’s 2020 annual budget approved by the Board of Directors. Threshold levels were set at 90% of the target level for operating income and 95% of the target level for total revenues. Superior levels were set at 110% of the target level for operating income and 105% of the target level for total revenues. Management and the Committee believe that these metrics drive stockholder value in the near term and comprise a strong pay-for-performance relationship.  The definitions of operating income and total revenues are consistent with those terms defined in generally accepted accounting principles and may be derived directly from the face of the consolidated statements of income included in the Company’s Annual Report on Form 10-K for the applicable annual period. For 2020, the Committee changed the relative weightings given to the performance criteria from 60% for operating income and 40% for total revenues as used in the prior year to 50% for operating income and 50% for total revenues to provide a balanced weighting between the two criteria.

Performance of the Company at the target level is intended to result in an annual cash incentive at a specified percentage of the executive’s base salary. The Committee also determined a range of possible cash incentives above and below target performance for achieving “threshold” and “superior” performance.  For amounts between the threshold and target levels or between the target and superior levels, straight line interpolation is to be used.  No payments are to be awarded under the plan with respect to a performance criterion if threshold performance with respect to that criterion is not achieved, and no additional payments are to be awarded for performance in excess of the superior level. Threshold performance for incentive awards under each performance criterion was 0.5 times target in 2020 and for superior performance each criterion was 2 times target. The maximum total incentive payout for the two performance criteria when combined was capped at 1.67 times target, consistent with prior years.

Pursuant to the terms of the MAIPSE, the Committee shall have the option to evaluate actual Company performance against (i) target expectations and (ii) broader market performance and/or the performance of the Company’s peer group used for executive compensation benchmarking, and consider adjustments to the annual cash incentive, if appropriate. For example, in periods where the Company achieves target performance and outperforms the market, the Committee may determine it appropriate to pay more than if the Company were to achieve Target performance but underperform the market. The intent of this approach is to provide the Committee the option to adjust the annual cash incentive upward or downward with primary consideration to absolute performance against target and secondary consideration to performance against market. The Committee may adjust the annual cash incentive component downward by up to 20% with respect to any award and may adjust the annual cash incentive component upward by up to 20%.

For 2020, taking into account the current mix of compensation and other factors described above, the Committee increased the percentage levels of base salary for determining potential payouts to be awarded to the members of the Executive Leadership Team. The Committee approved changes that increase the target percentage levels for the CEO by 10%, the CFO by 15% and the CSO by 18%. For the previous year, the percentage levels of base salary at threshold, target and superior were: for the CEO 50%, 100% and 167%; for the CFO 32.5%, 65% and 108.6%; and for the CSO 27.5%, 55% and 91.9%. The percentage levels approved by the Committee for 2020 were as follows:

Name	Base Salary	Threshold Cash Incentive as a % of Base Salary	Target Cash Incentive as a % of Base Salary	Superior Cash Incentive as a % of Base Salary
Harry H. Herington	$560,000	55%	110%	183.7%
Stephen M. Kovzan	$360,000	37.5%	75%	125.3%
Jayne Friedland Holland	$345,000	32.5%	65%	108.5%

For 2020, the Company achieved total operating income of $87.5 million and total revenues of $406.5 million, which resulted in annual cash incentive payments at the superior pay levels. However, the Committee exercised its discretion under the MAIPSE to upward adjust the annual cash incentive awards, given the Company’s remarkable financial performance during the global pandemic, to 200% of target in aggregate, equating to a 19.8% upward adjustment of the capped annual cash incentive noted above. Amounts paid in excess of the 1.67 times target cap under the MAIPSE are discretionary, and thus have been classified as a bonus in the 2020 Summary Compensation Table of this report. The following cash incentives were paid in early 2021:

Name	2020 Annual Cash Incentive	2020 Discretionary Bonus	Total Cash Incentive Paid	2020 Annual Cash Incentive As a % of Base Salary
Harry H. Herington	$1,028,720	$203,280	$1,232,000	220.0%
Stephen M. Kovzan	$450,900	$89,100	$540,000	150.0%
Jayne Friedland Holland	$374,498	$74,003	$448,501	130.0%

Long-term, equity-based incentives.  As determined by the Committee, the Company’s long-term, equity-based incentives for the specified members of the Executive Leadership Team included in the executive compensation program provides for annual restricted stock grants with a service-based component and a Company performance component to compensate executives with regard to the Company’s long-term growth objectives.

Service-Based Component

Service-based restricted stock awards vest ratably over a four-year service period following the date of grant.  There is no performance component tied to the service-based award.  The members of the Executive Leadership Team are entitled to non-forfeitable cash dividends on shares of unvested service-based restricted stock in the same amount and at the same time as dividends are paid to other holders of the Company’s common stock.  The Company believes that restricted shares further the alignment of executive interests with those of stockholders, foster share ownership and wealth creation and provide significant retention value.  Further, restricted shares provide a degree of certainty in an otherwise performance-based equity portfolio.

For 2020, taking into account the current mix of compensation and other factors described above, the Committee increased the 2020 annual amount of service-based restricted stock to be awarded to the members of the Executive Leadership Team. For the previous year, the annual amount, as a percentage of base salary, was as follows: CEO (150%), CFO (75%), and CSO (75%). For 2020, the Committee approved the following percentages of base salary: CEO (175%), CFO (110%), and CSO (90%). The amounts of service-based restricted stock awarded to each specified member of the Executive Leadership Team were consistent with the recommendations of management.  The differences in percentage of base salary for each specified member of the Executive Leadership Team reflect differences in the scope of duties and responsibilities and, in part, the “gap to market” for total long-term equity incentive compensation determined in the 2020 SBCG study.

On February 20, 2020, the Committee granted the specified members of the Executive Leadership Team the following awards of service-based restricted stock for 2020 based upon the above percentages of base salary (the closing market price of the Company’s common stock on February 20, 2020 was $20.55 per share):

Name	Service-Based Restricted Shares
Harry H. Herington	47,688 shares
Stephen M. Kovzan	19,270 shares
Jayne Friedland Holland	15,109 shares

Performance-Based Component

The performance-based equity incentive provides for annual grants of restricted stock tied to three-year performance periods. A new three-year period is intended to begin each year.  At the end of each three-year period, the members of the Executive Leadership Team receive a number of shares per a pre-defined schedule of threshold, target and superior Company performance.  Each level of performance is associated with a pre-defined payout, expressed as a percentage of base salary.

Pursuant to the terms of the performance-based equity grant agreements, the members of the Executive Leadership Team can earn dividend equivalent shares for any cash dividends declared by the Company during the performance period and before any shares are paid under the agreement.

The 2020 performance component measures long-term Company performance using the following performance criteria:

	Performance Levels
Performance Criteria	Threshold	Target	Superior	Weighting
Operating income growth (three-year compound annual growth rate (“CAGR”))	5%	10%	15%	50%
Total revenue growth (three-year CAGR)	5%	10%	15%	50%
All elements of the performance criteria definitions are derived directly from the Company’s audited consolidated financial statements.

Performance levels in the table above were recommended by management and approved by the Committee based on the Company’s past and expected future performance and were unchanged from the levels used for the 2019 grants. The target performance level for operating income growth (10%) was higher than the Company’s performance for the three-year periods ended December 31, 2019 (-7%) and 2018 (4%). The target performance level for total revenue growth (10%) was higher than the Company’s performance for the three-year periods ended December 31, 2019 (4%) and 2018 (6%).

Performance of the Company at threshold, target or superior levels is intended to result in a share-based incentive at a specified percentage of the executive’s base salary. For each performance measure, no shares are awarded if threshold performance is not achieved, and no additional shares are awarded for performance in excess of the superior level.  For amounts between the threshold and target levels or between the target and superior levels, straight line interpolation, rounded up to the next whole share, will be used to determine the portion of the award that becomes vested. For 2020, taking into account the current mix of compensation and other factors described above, the Committee increased the percentage levels of base salary for determining potential payouts to be awarded to the members of the

Executive Leadership Team. The Committee approved changes that increase the percentage levels for the CEO by 17%, the CFO by 47% and the CSO by 80%. For the previous year, the percentage levels of base salary at threshold, target and superior were as follows: for the CEO 75%, 150% and 250%; for the CFO 37.5%, 75% and 125%; and for the CSO 25%, 50% and 83.5%. The 2020 percentage levels approved by the Committee for Executive Leadership Team members were as follows:

Name	Base Salary	Threshold Equity Incentive as a % of Base Salary	Target Equity Incentive as a % of Base Salary	Superior Equity Incentive as a % of Base Salary
Harry H. Herington	$560,000	87.5%	175%	292.3%
Stephen M. Kovzan	$360,000	55%	110%	183.7%
Jayne Friedland Holland	$345,000	45%	90%	150.3%

Threshold performance for incentive awards under each performance criterion remained at 0.5 times target in 2020, and for superior performance each criterion remained at 2 times target.  However, the maximum total incentive payout for all three performance criteria when combined was capped at 1.67 times target, consistent with prior years.  These levels were consistent with the levels approved by the Committee for the annual cash incentive, as further discussed above.

2020 Performance-based Grants - On February 20, 2020, the Committee granted the specified members of the Executive Leadership Team the following awards of performance-based restricted stock for 2020 pursuant to the terms of the long-term equity incentive (the closing market price of the Company’s common stock on February 20, 2020 was $20.55 per share):

Name	Performance-Based Restricted Shares Granted (1)
Harry H. Herington	79,639 shares
Stephen M. Kovzan	32,181 shares
Jayne Friedland Holland	25,232 shares

(1)Represents the maximum number of performance-based restricted shares able to be earned at the end of the three-year performance period ending December 31, 2022 pursuant to the terms of the long-term equity incentive plan.  The actual number of shares earned will be based on the Company’s actual performance over the three-year period ending December 31, 2022.  No shares will vest if threshold performance is not achieved, and no additional shares will vest for performance in excess of the superior level.
Pursuant to the terms of the 2020 performance-based equity grant agreement, at the end of the three-year performance period, each specified member of the Executive Leadership Team may receive an additional number of shares (“Dividend Shares”) determined as follows: (1) as of each date (the “Dividend Payment Date”) that the Company would otherwise pay a declared cash dividend on the total number of shares set forth in the agreement, the Company credits a number of Dividend Shares to a notional account established for the benefit of each specified member of the Executive Leadership Team, and the number of Dividend Shares so credited is calculated by dividing the amount of such hypothetical cash dividend payment by the fair market value of the Company’s common stock on the Dividend Payment Date (rounded down to the nearest whole Dividend Share); and (2) on the date some or all of the shares are paid under the agreement, a pro rata number of notional Dividend Shares will be converted into an equivalent number of Dividend Shares earned and paid to each specified member of the Executive Leadership Team based upon the actual number of underlying shares vested during the performance period.

2020 Performance-based Payouts – The end of the 2020 fiscal year marked the completion of the three-year performance period for performance-based restricted stock awards granted in 2018. The following table sets forth performance levels for the performance criteria included in the long-term equity incentive grant made to the Executive Leadership Team in 2018 and actual results for the three-year period ended December 31, 2020:

	Performance Levels			Three-Year Actual Results
Performance Criteria	Threshold	Target	Superior
Operating income (three-year CAGR)	5%	10%	15%	3.7%
Total revenue (three-year CAGR)	5%	10%	15%	11.0%
Cash flow return on invested capital, excluding income taxes paid (three-year average)	30%	35%	40%	24.8%

Based on the Company's performance as indicated above over the three-year period ended December 31, 2020, the actual total shares earned by the Executive Leadership Team were as follows:

Name	Restricted Stock	Dividend Shares	Total
Harry H. Herington	21,964	1,246	23,210
Stephen M. Kovzan	7,138	401	7,539
Jayne Friedland Holland	4,613	258	4,871

The Executive Compensation Program for Mr. Rogers and Ms. Proudfit

The compensation programs for Mr. Rogers and Ms. Proudfit differed from the Executive Leadership Team primarily because they did not participate in a performance-based equity incentive plan in 2020. The main components of the compensation programs for Mr. Rogers and Ms. Proudfit include base salary, a short-term annual incentive (i.e., annual cash bonus), and a long-term, service-based equity incentive, as described below. Mr. Rogers and Ms. Proudfit's compensation program also reflects their unique job responsibilities, for which they are eligible to receive performance-based sales commissions, as further discussed below.

Base salary. In 2020, Ms. Proudfit’s annual base salary was set at $290,000 when she became an executive officer during 2020. The Committee increased Mr. Rogers' annual base salary by 3.2% in January 2020 to $290,000.

Annual cash incentive.  Under the terms of the Profit Sharing and Incentive Programs for Mr. Rogers and Ms. Proudfit, the annual cash incentive award is based on a pre-established Company annual operating income goal, and the award amount is calculated as a percentage of the executive’s base salary, which was recommended by the CEO to, and approved in its sole discretion by, the Committee. The annual cash incentive target for Mr. Rogers and Ms. Proudfit was 25% of their base salary for fiscal 2020. If the pre-established Company annual operating income goal had not been achieved, no annual cash incentive would have been paid, unless otherwise provided. The Company paid the annual cash incentive of $72,500 to both Mr. Rogers and Ms. Proudfit in late 2020.

Long-term, service-based equity incentive.  The long-term, equity-based incentive program is comprised of an annual service-based restricted stock grant, in the amount of a percentage of the executive's base salary, designed to strengthen long-term commitment to the success of the Company, to promote ownership in the Company, and to motivate the executive to make significant contributions to the Company that increase stockholder value.  Under the terms of the Profit Sharing and Incentive Programs for Mr. Rogers and Ms. Proudfit, the annual amount of service-based restricted stock to be awarded was a percentage of annual base salary recommended by the CEO to, and approved in its sole discretion by, the Committee.  In 2020, the long-term, equity-based incentive target was 35% of the executive's base salary on the grant date of the award for both Mr. Rogers and Ms. Proudfit.  Service-based restricted stock awards vest ratably over a four-year service period following the date of grant. On January 20, 2021, the Committee granted to both Mr. Rogers and Ms. Proudfit 3,464 shares of service-based restricted stock for 2020 pursuant to the terms of the long-term equity incentive plan (the closing market price of the Company’s common stock on January 20, 2021 was $29.30 per share).

Ms. Proudfit was promoted to Vice President of Marketing & Communications on July 1, 2020. In connection with her promotion, Ms. Proudfit received a $100,000 award of restricted stock equaling 2,314 shares, which vest ratably over a four-year service period following the date of grant (the closing market price of the Company’s common stock on the July 16, 2020 grant date of the award was $21.60 per share).

Sales commissions. The Company pays sales commissions to fairly compensate employees who make significant contributions to secure new, profitable government contracts that advance the Company’s long-term growth. Mr. Rogers is eligible to receive sales commissions as the leader of the Company's national sales and business development efforts. Ms. Proudfit is eligible to receive sales commissions as the leader of the Company's marketing and communication efforts. Sales commission payments are discretionary and are based, in part, on the achievement of an annual quota for operating income from new government contracts awarded to the Company during the year.

In 2020, Mr. Rogers and Ms. Proudfit were paid sales commissions of $235,818 and $214,660, respectively. On October 15, 2020, the Committee granted Mr. Rogers an award of $50,000 of restricted stock totaling 2,341 shares, and Ms. Proudfit an award of $30,000 of restricted stock totaling 1,405 shares for sales commissions in 2020 (the closing market price of the Company's common stock on the October 15, 2020 grant date of the award was $21.35 per share). The restricted stock awards vest ratably over a four-year service period following the date of grant.

Executive Perquisites for 2020

Other components of executive compensation beyond base salary, annual cash incentives and long-term equity-based incentives include Company-paid executive life and disability insurance premiums for Messrs. Herington and Kovzan and Ms. Holland pursuant to the terms of their employment agreements. With respect to these perquisites, the Committee considered the cost of each perquisite and the total amount of compensation otherwise provided to each executive.

Stock Ownership Requirements for Executive Leadership Team Members and Non-Employee Directors

The Company has a stock ownership policy, which is administered by the Corporate Governance and Nominating Committee.  Both the Board and management believe such a policy generally represents a progressive governance posture and can help underscore a principal objective of equity-based compensation by fostering alignment of Board and management interests with those of stockholders.  The policy is based on a “multiple of” approach to stock ownership whereby ownership guidelines for the members of the Executive Leadership Team are based on a multiple of base salary and for non-employee directors are based on a multiple of annual cash retainer.  The policy’s stock ownership requirements for each participant are as follows:
•Non-employee directors: four (4) times annual cash retainer
•CEO: six (6) times annual base salary
•The Company’s CFO and CSO: three (3) times annual base salary
NIC common stock that is vested and owned by the participant will count toward satisfaction of the policy’s requirements.  Stock owned by the participant includes shares owned outright (i.e., held individually or as co-owner with a spouse) and shares beneficially owned but held in trust or in another entity for the benefit of the participant and his or her immediate family.  Unvested equity awards do not count toward satisfaction of the policy’s requirements.  During times that the minimum ownership requirement is not attained, the participant is required to retain at least 50% (or such other percentage as subsequently set by the Corporate Governance and Nominating Committee) of net shares of common stock delivered through the Company’s equity compensation plans.  Net shares of common stock refer to those shares that remain after shares are forfeited, sold or netted to pay any withholding taxes with respect to the vesting of any restricted stock.  The policy contains a hardship provision administered by the Corporate Governance and Nominating Committee.

All non-employee directors and members of the Executive Leadership Team subject to the stock ownership requirements described herein currently meet such requirements, except for Mr. James, who was recently appointed to the Board of Directors in August 2020. Mr. James is within the grace period allowed under the policy to come into compliance with the policy.

Prohibition of Hedging in Company Stock

All employees and non-employee directors of the Company are prohibited from trading in options, such as puts or calls, and from trading in collars, forward sale contracts, equity swaps or similar hedging options on the Company’s stock, or selling the Company’s stock “short,” as described in the Company’s Trading and Disclosure of Non-Public Information Policy.

Employment Agreements with Named Executive Officers

On February 5, 2013, the Company entered into employment agreements with each of Messrs. Herington and Kovzan The employment agreements each have substantially the same terms, except with respect to job titles and responsibilities and the amount payable to each executive officer. Each of the employment agreements has a three-year term, and unless notice is provided at least six months prior to the end of the respective term, automatically renews for additional three-year terms. On May 5, 2015, the Company entered into an employment agreement with Ms. Holland, which included terms consistent with the employment agreements of the other executive officers, when she was promoted to the Executive Leadership Team.

On July 27, 2015, the Company entered into the first amendment to the employment agreements with each of Messrs. Herington and Kovzan and Ms. Holland.  Each of the amendments is identical and makes the following changes to the employment agreements: (a) acknowledges the indemnification agreement previously entered into between the Company and the executive, clarifies that the executive shall be an officer covered by the indemnification agreement, and requires that such indemnification agreement be maintained throughout the period of the employment agreement; and (b) clarifies that any notice to the executive from the Company intending to terminate the executive’s employment for cause must include the facts and circumstances that are the basis for the termination.

On October 27, 2020, the Company entered into employment agreements with Mr. Rogers and Ms. Proudfit. The form of employment agreement is substantially similar to the Company's existing employment agreements with other senior executive officers, except that Mr. Rogers and Ms. Proudfit do not participate in a performance-based equity incentive plan. The agreement entitles Ms. Proudfit and Mr. Rogers to (i) participate, at a level commensurate with their position, in the Company's annual performance-based cash bonus plan and long-term incentive plan, (ii) paid vacation and (iii) other benefits that are available generally to Company employees. On January 20, 2021, the Company entered into amended and restated employment agreements with each of Mr. Rogers and Ms. Proudfit. The new agreements entitled each of them to a minimum annual base salary of $305,000 and to participate in a death and disability insurance program devised for the executive officers, in addition to the benefits described above under their prior employment agreements.

The Committee believes that the employment agreements include certain provisions that reflect strong corporate governance practices, as well as protect stockholders’ interests in the event of a change of control of NIC or certain accounting restatements.  The employment agreements include a “double trigger” severance right under which an executive would only be entitled to severance payments in connection with a change of control if the executive terminates his/her employment for “Good Reason” or NIC terminates the executive without “Cause” (as each of those terms are defined in the agreement).  The Committee believes this provision protects stockholders’ interests in the event of a change of control by, among other things, ensuring continuity of management following the transaction.  The employment agreements also contain a clawback provision under which NIC may recoup incentive compensation paid to the executive in the event of an accounting restatement under certain circumstances.  The provision is based upon the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and will apply following the SEC’s adoption of final rules regarding the same.

The employment agreements also provide additional protections to executives for certain compensation and benefits in the event of termination. The Company has also included termination provisions in the various plans and award agreements relating to incentive compensation in which the named executive officers participate, which provisions will apply to the extent not covered by the employment agreements, such as in the case of death, disability or retirement.

These provisions are described below under “Employment Agreements and Severance Payments.” The Committee believes these arrangements are reasonable and appropriate to retain and focus executives during periods of potential uncertainty.

The employment agreements also provide the executives with a contractual right to certain compensation and benefits consistent with NIC’s historical pay practices, such as rights to paid vacation and minimum target levels for incentive compensation based upon the executives’ base salaries.  The Committee believes these additional rights are appropriate given NIC’s historical and anticipated future pay practices.

In addition, each named executive officer has entered into indemnification agreements with NIC, each in a form approved by the Company’s Board and previously disclosed by the Company.  The Company has also entered into a form of the indemnification agreement with each of its directors.  The Company’s Board has further authorized the Company to enter into the form of indemnification agreement with future directors and executive officers of the Company and other persons or categories of persons that may be designated from time to time by the Board.  The indemnification agreement supplements and clarifies existing indemnification provisions of the Company’s Certificate of Incorporation and Bylaws and, in general, provides for indemnification to the fullest extent permitted by law, subject to the terms and conditions provided in the indemnification agreement.  The indemnification agreement also establishes processes and procedures for indemnification claims, advancement of expenses and costs and other determinations with respect to indemnification.

For additional discussion of employment agreements with executive officers, refer to the discussion below set forth under “Employment Agreements and Severance Payments.”

Realized Equity Compensation

It is important to recognize the difference between the compensation reported in the Summary Compensation Table (“SCT”) included in this report for the Stock Awards column and compensation actually realized by our NEOs related to long-term equity awards. This supplemental information is important because a significant portion of equity compensation reported in the SCT is an incentive for future performance, which, with respect to the performance-based restricted stock awards, only provides an economic benefit if the applicable performance goals are achieved.

The Stock Awards column in the SCT includes the grant date fair value of equity awards granted to our NEOs. The value that may be potentially realized from these equity awards in the future may differ from the grant date fair value required to be reported in the SCT. The greatest drivers of differences in the reported and realized value for long-term equity awards include our stock price performance, the performance assumptions used on the grant date for performance-based grants and the vesting and dividend-equivalent shares earned based on the actual performance of the Company over the three-year performance periods of performance-based grants.

The pay of our CEO, as reported in the SCT, reflects the reported value of long-term equity awards at the grant date and not the value actually realized by him from these awards. Because a significant portion of the reported compensation of our CEO represents potential pay, we believe it is useful to supplement the information provided in the SCT by also looking at the pay that our CEO actually realized during the year.

    The following table reports base salary, annual incentive earned, performance-based restricted stock awards vested in each respective year and the vesting of service-based restricted stock awards regardless of when they were granted:

Name and Principal Position	Year	Salary ($)	Annual Cash Incentive ($)	Long-term Equity Vesting ($)	All Other Compensation (Including Perquisites) ($)	Total Realized Pay ($)

Harry H. Herington	2020	552,500	1,232,000	888,543	164,199	2,837,242
CEO	2019	500,000	796,560	1,324,636	137,850	2,759,046
	2018	500,000	835,000	480,031	134,544	1,949,575

The table below shows compensation actually realized by our CEO as compared to the compensation reported in the SCT totals.

•Realized pay includes base salary, actual annual cash incentive earned in the applicable year and all other compensation, each as reported in the 2020 SCT of this report and the value of long-term equity awards vested in the applicable year.
•Reported pay includes base salary, actual annual cash incentive earned in the applicable year, the grant date fair value of long-term equity awards granted in the applicable year and all other compensation, each as reported in the 2020 SCT of this report.
The primary driver for the lower realized pay in 2020 relates to the performance-based restricted stock award granted to our CEO in 2017. This award was eligible to vest in early 2020 based on certain Company financial performance criteria over the three-year performance period ended on December 31, 2019. Based on the Company's actual performance during this performance period, the value realized from this equity award was zero, which is reflected in the "Long-term Equity Vesting ($)" column for 2020 in the table above.

COMPENSATION TABLES AND RELATED DISCLOSURE

The following Summary Compensation Table summarizes the compensation of our NEOs in accordance with SEC rules.

SUMMARY COMPENSATION TABLE (1)
Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation (Including Perquisites) ($)(5)	Total ($)

Harry H. Herington	2020	552,500	203,280	2,020,996	1,028,720	164,199	3,969,695
Chairman, Chief	2019	500,000	—	985,744	796,560	137,850	2,420,154
Executive Officer	2018	500,000	—	875,268	835,000	134,544	2,344,812

Stephen M. Kovzan	2020	355,625	89,100	816,653	450,900	67,990	1,780,268
Chief Financial Officer	2019	325,000	—	320,371	336,547	56,392	1,038,310
	2018	325,000	—	284,451	352,788	54,230	1,016,469

Jayne Friedland Holland	2020	342,500	74,003	640,315	374,498	61,489	1,492,805
Chief Security Officer	2019	322,046	—	290,697	284,770	51,037	948,550
	2018	315,000	—	262,551	289,328	45,947	912,826

Doug Rogers	2020	289,261	235,818	148,370	72,500	14,065	760,014
SVP, Strategic Initiatives	2019	279,774	120,254	95,533	70,284	12,596	578,441
			—				—

Elizabeth M. Proudfit	2020	276,644	214,660	172,125	72,500	14,816	750,745
SVP, Strategic Solutions
(1)The “Option Awards” and “Change in Pension Value and Non-qualified Deferred Compensation Earnings” columns have been omitted from the Summary Compensation Table because the Company did not grant any stock option awards to the named executive officers in the years presented and does not provide a pension program or other non-qualified deferred compensation.
(2)Amounts reported in the Bonus column for Messrs. Herington and Kovzan and Ms. Holland reflect a discretionary bonus paid under the MAIPSE for fiscal year 2020 for performance in excess of the 1.67 times target cap as further discussed under the “Annual cash incentives” section of the CD&A in this report. Amounts reported in the Bonus column for Mr. Rogers and Ms. Proudfit represent amounts paid for sales commissions.
(3)Amounts reported in the Stock Awards column represent the aggregate grant date fair value of service-based restricted stock and performance-based restricted stock awards, computed in accordance with FASB ASC Topic 718.  Pursuant to SEC rules, the amounts shown reflect the probable outcome of performance conditions that affect the vesting of awards granted to the named executive officers. For a discussion of valuation assumptions, see Note 12 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 25, 2021. If the performance-based restricted stock awards were valued at the maximum number of shares able to be earned by the NEO at the end of the three-year performance period pursuant to the terms of the long-term equity incentives, the amounts shown in the column would be:

Name	2020 ($)	2019 ($)	2018 ($)
Herington	2,616,570	1,999,987	1,999,995
Kovzan	1,057,318	650,008	649,997
Holland	829,008	499,276	499,269

(3)For 2020, for Messrs. Herington and Kovzan and Ms. Holland, amount consists of compensation earned in 2020, based on the Company’s fiscal 2020 financial performance, but paid in early 2021 under the Company’s MAIPSE. For Mr. Rogers and Ms. Proudfit, the amount in 2020 consists of compensation earned in 2020, based on the Company’s fiscal 2020 performance, and paid in 2020 under the terms of their Profit Sharing and Incentive Program. For additional information regarding the Company’s annual cash incentive plans, refer to the “Annual cash incentive” section of the CD&A in this report.
(4)All other compensation (including perquisites) for 2020 consists of the following:

Name	Executive Life & Disability Insurance ($)	Cash Dividends Paid: Service-based Equity Awards ($)(A)	Dividend Equivalents: Performance-based Equity Awards ($)(B)	Employer 401(k Match ($)	Total Other Compensation ($)
Herington	25,060	41,815	87,574	9,750	164,199
Kovzan	12,563	14,948	30,729	9,750	67,990
Holland	17,380	12,881	21,478	9,750	61,489
Rogers	—	4,315	—	9,750	14,065
Proudfit	—	5,066	—	9,750	14,816
(A)This column reflects non-forfeitable cash dividends paid in connection with unvested shares subject to service-based restricted stock awards during the year.
(B)This column reflects dividend and dividend equivalents declared on shares subject to each outstanding performance-based restricted stock award during the year, based upon the maximum number of shares which may become vested under the performance-based restricted stock award. Under each award agreement relating to the performance-based restricted stock awards, the actual dividend is payable to the named executive officer in the form of shares of Company common stock at the end of the three-year performance period for each award, but only to the extent the underlying shares have vested. At the end of the three-year performance period and on the date some or all of the shares vest under the award, a pro rata number of notional dividend shares will be converted into an equivalent number of dividend shares earned and shall be paid based upon the actual number of underlying shares vested during the performance period.  No cash dividends or dividend equivalents are paid on any performance-based restricted stock awards during the three-year performance period. The amounts shown do not reflect any forfeitures at the end of the respective performance period of dividends previously declared on shares of performance-based restricted stock.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2020

The following table sets forth information concerning grants of restricted stock awards and incentive plan awards to the named executive officers during the fiscal year ended December 31, 2020.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)	Threshold (#)(2)	Target (#)(2)	Maximum (#)(2)

Harry H.	2/20/20	308,000	616,000	1,028,720	—	—	—	—	—
Herington	2/20/20	—	—	—	23,844	47,688	79,639	—	1,041,008
	2/20/20	—	—	—	—	—	—	47,688	979,988

Stephen M.	2/20/20	135,000	270,000	450,900	—	—	—	—	—
Kovzan	2/20/20	—	—	—	9,635	19,270	32,181	—	420,654
	2/20/20	—	—	—	—	—	—	19,270	395,999

Jayne	2/20/20	112,125	224,250	374,498	—	—	—	—	—
Friedland	2/20/20	—	—	—	7,555	15,109	25,232	—	329,825
Holland	2/20/20	—	—	—	—	—	—	15,109	310,490

Doug Rogers	2/20/20	—	72,500	—	—	—	—	—	—
	1/27/20	—	—	—	—	—	—	4,446	98,390
	10/15/20	—	—	—	—	—	—	2,341	49,980

Elizabeth M.	2/20/20	—	72,500	—	—	—	—	—	—
Proudfit	2/20/20	—	—	—	—	—	—	4,484	92,146
	7/16/20	—	—	—	—	—	—	2,314	49,982
	10/15/20	—	—	—	—	—	—	1,405	29,997
(1)For Messrs. Herington and Kovzan and Ms. Holland, represents a grant pursuant to the Company’s 2020 MAIPSE. For Mr. Rogers and Ms. Proudfit, represents a grant pursuant to the terms of their Profit Sharing and Incentive Program. For additional information, refer to the “Annual cash incentives” section in the CD&A of this report.
(2)For Messrs. Herington and Kovzan and Ms. Holland, represents a grant of performance-based restricted stock on February 20, 2020 that will vest in whole or in part on February 20, 2023 if certain Company financial performance criteria are satisfied.  For additional information, refer to the “Long-term, equity-based incentives” section in the CD&A of this report.
(3)For Messrs. Herington and Kovzan and Ms. Holland, includes a grant of service-based restricted stock on February 20, 2020. For Mr. Rogers, represents grants of service-based restricted stock on January 27, 2020 and October 15, 2020. For Ms. Proudfit, represents grants of service-based restricted stock on February 20, 2020, July 16, 2020 and October 15, 2020.
(4)Represents the aggregate grant date fair value of such awards, computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, the amounts shown reflect the probable outcome of performance conditions that affect the vesting of awards granted to the named executive officers. For assumptions used in determining these values, refer to Note 12 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR-END

The following table sets forth information concerning outstanding restricted stock awards for the named executive officers at December 31, 2020.

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Harry H. Herington	2/22/17	—	—	—	—	—	(2)	8,523	220,149	—	—
	2/22/18	—	—	—	—	—	(2)	27,372	707,019	—	—
	2/22/18	—	—	—	—	—	(3)	—	—	91,241	2,356,755
	2/21/19	—	—	—	—	—	(2)	32,571	841,309	—	—
	2/21/19	—	—	—	—	—	(4)	—	—	72,380	1,869,575
	2/20/20	—	—	—	—	—	(2)	47,688	1,231,781	—	—
	2/20/20	—	—	—	—	—	(5)	—	—	79,639	2,057,075

Stephen M. Kovzan	2/22/17	—	—	—	—	—	(2)	2,770	71,549	—	—
	2/22/18	—	—	—	—	—	(2)	8,896	229,784	—	—
	2/22/18	—	—	—	—	—	(3)	—	—	29,654	765,963
	2/21/19	—	—	—	—	—	(2)	10,586	273,436	—	—
	2/21/19	—	—	—	—	—	(4)	—	—	23,524	607,625
	2/20/20	—	—	—	—	—	(2)	19,270	497,744	—	—
	2/20/20	—	—	—	—	—	(5)	—	—	32,181	831,235

Jayne Friedland Holland	2/22/17	—	—	—	—	—	(2)	1,790	46,236	—	—
	2/22/18	—	—	—	—	—	(2)	8,622	222,706	—	—
	2/22/18	—	—	—	—	—	(3)	—	—	19,199	495,910
	2/21/19	—	—	—	—	—	(2)	10,260	265,016	—	—
	2/21/19	—	—	—	—	—	(4)	—	—	15,231	393,417
	2/20/20	—	—	—	—	—	(2)	15,109	390,265	—	—
	2/20/20	—	—	—	—	—	(5)	—	—	25,232	651,743

Doug Rogers	10/11/17	—	—	—	—	—	(2)	717	18,520	—	—
	1/28/18	—	—	—	—	—	(2)	630	16,273	—	—
	1/28/19	—	—	—	—	—	(2)	5,071	130,984	—	—
	1/27/20	—	—	—	—	—	(2)	4,446	114,840	—	—
	10/15/20	—	—	—	—	—	(2)	2,341	60,468	—	—

Elizabeth M. Proudfit	2/22/17	—	—	—	—	—	(2)	969	25,029	—	—
	2/22/18	—	—	—	—	—	(2)	3,110	80,331	—	—
	2/21/19	—	—	—	—	—	(2)	4,002	103,372	—	—
	2/20/20	—	—	—	—	—	(2)	4,484	115,822	—	—
	7/16/20	—	—	—	—	—	(2)	2,314	59,771	—	—
	10/15/20	—	—	—	—	—	(2)	1,405	36,291	—	—
(1)The closing sales price per share of the Company’s Common Stock on December 31, 2020, was $25.83.
(2)Service-based restricted stock awards granted in 2017, 2018, 2019 and 2020. The award vests 25% on the first, second, third and fourth anniversaries of the grant date, contingent upon the NEO’s continued employment on the vesting dates.

(3)Performance-based restricted stock award granted on February 22, 2018. The number represents the maximum number of shares which may vest based on the three-year performance period that began on January 1, 2018 and ended on December 31, 2020. The shares earned during this performance period vested on February 22, 2021.
(4)Performance-based restricted stock award granted on February 21, 2019. The number represents the maximum number of shares which may vest based on the three-year performance period that began on January 1, 2019 and ending on December 31, 2021. If the performance criteria are met, awards are issued in stock in the first quarter following the end of the performance period and are subject to service-based vesting through February 21, 2022.
(5)Performance-based restricted stock award granted on February 20, 2020. The number represents the maximum number of shares which may vest based on the three-year performance period that began on January 1, 2020 and ending on December 31, 2022. If the performance criteria are met, awards are issued in stock in the first quarter following the end of the performance period and are subject to service-based vesting through February 20, 2023. Performance criteria and calculation of performance awards are described in CD&A of this report.

 OPTION EXERCISES AND STOCK VESTED IN FISCAL 2020

The following table sets forth information concerning shares of restricted stock acquired on vesting by the named executive officers during the fiscal year ended December 31, 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Harry H. Herington	—	—	43,706	888,543
Stephen M. Kovzan	—	—	14,205	288,788
Jayne Friedland Holland	—	—	13,053	268,275
Doug Rogers	—	—	2,721	60,476
Elizabeth M. Proudfit	—	—	4,778	97,137
(1)The “value realized” on vesting of a restricted stock award is calculated based on the per share closing market price for our common stock on the vesting dates of the awards multiplied by the number of shares vested.
The “Pension Benefits” and “Non-qualified Deferred Compensation” tables have been omitted because NIC does not provide such compensation.

REQUIRED PAY RATIO DISCLOSURE

 Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of the total annual compensation of the Company's CEO to the median employee's annual total compensation. Set forth below for 2020 is a comparison of (i) the median of the annual total compensation of all employees of the Company and its consolidated subsidiaries (except the CEO of the Company) and (ii) the annual total compensation of the CEO. The median of the annual total compensation and the pay ratio described below are reasonable estimates calculated by the Company in a manner consistent with Item 402(u) of Regulation S-K.

We estimate that the median of the annual total compensation of all employees of the Company and its consolidated subsidiaries (except our CEO) was approximately $92,309 for 2020. The annual total compensation of Harry H. Herington, our CEO, as reported in the Summary Compensation Table included in this report, was $3,969,695 for 2020.

Based on this information, we estimate that the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 43 to 1 for 2020. This compares to a ratio of 28 to 1 for 2019.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we used the following methodology and made the following material assumptions, adjustments, and estimates:

1.              We determined that, as of December 31, 2020, our employee population consisted of approximately 978 individuals, all of whom are located in the United States. This population consisted of our full-time and part-time employees.

2.              To identify the "median employee" from our employee population, we compared the amount of salary and wages of our employees as reflected in our payroll records as reported to the Internal Revenue Service for the safe harbor provision for 401(k) discrimination testing, annualized for employees who were employed on December 31, 2020 but did not work for us for all of 2020.

3.              We did not make any cost-of-living adjustments in identifying the "median employee."

4.              Once we identified our median employee, we included the elements of such employee’s compensation for 2020 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $92,309. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2020 Summary Compensation Table included in this report, which was calculated in accordance with the same requirements of Item 402(c)(2)(x) of Regulation S-K.

EMPLOYMENT AGREEMENTS AND SEVERANCE PAYMENTS

Employment Agreements

    On February 5, 2013, the Company entered into employment agreements with each of Messrs. Herington and Kovzan.  On July 27, 2015, the Company entered into the first amendment to the employment agreements with each of Messrs. Herington and Kovzan. Ms. Holland, who was appointed an Executive Officer in May 2015, entered into an employment agreement with the Company on terms consistent with the employment agreements of the other executive officers. Ms. Holland also executed an amendment. On October 27, 2020, the Company entered into employment agreements with each of Mr. Rogers and Ms. Proudfit. The form of employment agreement is substantially similar to the Company's existing employment agreements with other senior executive officers, except that Mr. Rogers and Ms. Proudfit do not participate in a performance-based equity incentive plan. On January 20, 2021, the Company entered into an amended and restated employment agreement with Mr. Rogers. The Compensation Committee determined that the employment agreements were appropriate and desirable for the reasons set forth under “CD&A – Employment Agreements with Named Executive Officers” in this report.

    The employment agreements each have substantially the same terms, except with respect to job titles and responsibilities, amounts paid to executives and certain performance-based incentive components. In connection with entering into the employment agreements, Messrs. Herington, Kovzan and Rogers, and Mses. Holland and Proudfit have each entered into a proprietary information and inventions agreement and a non-competition agreement, each of which are substantially similar to the prior forms of agreements entered into between each executive and the Company.  If the executive’s employment with the Company terminates for any reason, the agreements provide collectively that the executive:  (a) will not use any of the Company’s proprietary information without the Company’s prior written consent; (b) will not use any confidential information to compete against the Company or any of the Company’s employees; (c) will not, for three years following termination, solicit any of the Company’s employees or customers; and (d) will not, for two years following termination, own (whether in whole or part), aid, or render services to, directly or indirectly, or engage in certain activities with respect to, any competitor of NIC.

    Under the employment agreements, Messrs. Herington, Kovzan and Rogers, and Mses. Holland and Proudfit are entitled to a minimum annual base salary, which may be increased by the Compensation Committee, as well as other benefits that are generally available to NIC employees.  Each executive is also entitled to: (a) paid vacation; (b)

reimbursement of reasonable and necessary business expenses incurred by the executive in connection with his or her duties in accordance with the Company’s policies; and (c) participate in and receive benefits under executive life insurance and disability policies. Messrs. Herington, Kovzan and Rogers, and Mses. Holland and Proudfit are also entitled to participate, at a level commensurate with his or her position, in the Company’s annual performance-based cash bonus plan and long-term equity incentive plan.  For Mr. Herington, the minimum target amount payable under the annual performance-based cash bonus plan is 110% of the executive’s salary and the minimum target amounts under the service-based and performance-based components of the long-term equity incentive plan are 175% of the executive’s salary.  For Mr. Kovzan, the minimum target amount payable under the annual performance-based cash bonus plan is 75% of the executive’s salary and the minimum target amounts under both the service-based and performance-based components of the long-term incentive plan are 110% of the executive’s salary.  For Ms. Holland, the minimum target amount payable under the annual performance-based cash incentive plan is 65% of the executive’s salary and the minimum target amounts payable under both the service-based and performance-based components of the long-term equity incentive plan are 90% of the executive’s salary. For Mr. Rogers and Ms. Proudfit, the minimum target amount payable under the service-based component of the long-term equity incentive plan is 25% of the executive's salary.

    Each of the employment agreements has a three-year term, and unless notice is provided at least six months prior to the end of the respective term, automatically renews for additional three-year terms.

Payments upon Termination of Employment or Change of Control

The following discussion summarizes each of the employment agreements and describes the payments and benefits that would be provided to each of the named executive officers if their employment was terminated, including termination in connection with a change of control of NIC, in each case, as of December 31, 2020. The discussion does not address benefits that might become payable to a named executive officer if the officer’s employment is terminated in connection with the Merger under circumstances entitling him or her to such benefits.

Under the employment agreements, the Company may terminate the employment of the executive at any time, with or without “Cause,” or the executive may voluntarily terminate his employment for “Good Reason” or at any time and for any reason.  “Cause” is defined in the employment agreements as the executive’s conviction of any felony or willful and deliberate failure to perform such executive’s customary duties in a manner consistent with the manner reasonably prescribed by the Board (other than any failure resulting from incapacity due to physical or mental illness, disability or death).  “Good Reason” is defined in the employment agreements generally as: (a) any material reduction in the executive’s compensation; (b) requiring the executive to relocate more than 60 miles from the Company’s current location; or (c) any material breach of the employment agreement by the Company.

Cash Severance Payments – Employment Agreements. Under the employment agreements, upon the executive's termination for any reason, the executive will receive: (a) accrued and unpaid salary through the termination date; (b) any earned but unpaid annual bonus for a previously completed fiscal year (but not for the year in which the termination occurs); (c) reimbursement of reimbursable expenses; (d) COBRA continuation coverage benefits and other employee benefits through the termination date; (e) any other amounts and benefits that the executive is entitled to receive under any Company employee benefit plan or program in accordance with the terms and provisions of such plan or program, except to the extent such amounts and benefits are determined pursuant to the employment agreement; and (f) such other compensation, if any, which the Company’s Board of Directors may elect to pay or grant (collectively, the "Base Termination Benefits").  If the Company terminates the executive for Cause, or the executive voluntarily terminates his employment without Good Reason, the executive would only be entitled to the foregoing benefits.

Under the employment agreements, if the Company terminates the executive without Cause or if the executive resigns for Good Reason, the executive is entitled to receive, in addition to the Base Termination Benefits, the amounts described under “Severance”, “Life, Health and Other Benefits” and “Annual Incentive Plan” in Note 1 to the table below.

    As described further below, the executive may also be entitled to certain severance pay if a “Change of Control” of the Company occurs, and within either the six-month period ending on the date of the “Change of Control” or the 18-month period beginning on the date of the “Change of Control,” the executive’s employment is terminated without Cause or the executive terminates employment for Good Reason.  In such event, the executive is entitled to receive, in addition to the Base Termination Benefits, the amounts described under “Severance”, “Life, Health and Other Benefits” and “Annual Incentive Plan” in Note 6 to the table below. The employment agreements provide for reductions in the amounts payable to the extent the present value of compensation would more likely than not be non-deductible under Section 280G of the Internal Revenue Code.

    Under the employment agreements, a “Change of Control” will be deemed to have occurred if: (a) any person (other than a trustee or a fiduciary holding securities under the Company’s employee benefit plan) becomes the beneficial owner (as that term is defined in Rule 13d-3 under the Exchange Act) of 30% or more of the Company’s Common Stock; (b) a merger or consolidation of the Company is consummated with another company, other than a merger or consolidation in which the stockholders of the Company own 50% or more of the voting stock of the surviving corporation; (c) “Continuing Directors” (defined to include current Board members and future directors approved by a majority of continuing directors) no longer constitute at least a majority of the Company’s Board; (d) the sale of all or substantially all of the assets of the Company; or (e) the liquidation or dissolution of the Company.

    Under the employment agreements, in the event of the executive’s death, the executive’s designated beneficiaries will be entitled to receive, in addition to the Base Termination Benefits, the amounts described under “Life, Health and Other Benefits” in Note 4 to the table below.

    If the Company terminates the executive’s employment due to disability (as defined in the Company’s disability policies), the executive is entitled to receive under the employment agreement and the Company’s disability policies, in addition to the Base Termination Benefits, the amounts described under “Severance” and “Life, Health and Other Benefits” in Note 5 to the table below.

Cash Severance Payments – Annual Incentive Plan. Messrs. Herington, Kovzan and Rogers, and Mses. Holland and Proudfit are each eligible participants under the Company’s annual cash incentive plans, which provide each executive with an annual cash incentive payment generally based on a percentage of his/her base salary if and to the extent pre-established Company performance goals are met for a given one-year performance period.  The performance goals and potential payment amounts are established on an annual basis.

      Under the plans, if the executive voluntarily terminates his/her employment prior to the end of the applicable performance period (other than for Good Reason, which is governed by his/her employment agreement, or retirement) or if the executive’s employment is terminated for “Cause” prior to the end of the applicable performance period, all amounts payable to the executive under the annual cash incentive plan are forfeited.  The plan references the executive’s employment agreement for the definition of “Cause.”  If the executive's employment is terminated prior to the end of the performance period due to retirement, death or disability, the executive will be entitled to the amounts described under “Annual Incentive Plan” in Notes 3, 4 and 5 to the table below, respectively.  Under the employment agreements, payments of incentive cash compensation for the applicable year of a termination of employment relating to a “Change of Control” would be governed by the employment agreements rather than the annual cash incentive plan.

    Restricted Stock. Messrs. Herington, Kovzan and Rogers, and Mses. Holland and Proudfit have restricted stock agreements for each year awards are granted that govern the terms of each of the executive’s restricted stock awards granted under the Company’s 2014 Stock Compensation Plan.  The executives have one form of agreement that requires no execution by the recipient, applies automatically upon award, and is the same for all Company recipients of service-based restricted stock awards granted under the 2014 Stock Compensation Plan. This agreement governs the terms of the executive’s service-based restricted stock awards (the “Service-Based Restricted Stock Agreement”). The service-based restricted stock awards do not contain a performance component and vest ratably over a four-year service period following the date of grant.

Messrs. Herington and Kovzan and Ms. Holland also have a separate form of agreement that governs the terms of the executive’s performance-based restricted stock awards (the “Performance-Based Restricted Stock Agreement”) and a copy of the agreement is executed by the executive in connection with the grant of a performance-based stock award each year. The performance-based restricted stock awards are tied to a three-year performance period and the actual number of shares (including dividend shares payable for such awards), if any, vested at the end of the period is based on pre-established Company performance goals.  The Performance-Based Restricted Stock Agreements entered into by Messrs. Herington and Kovzan and Ms. Holland are in substantially the same form, except for provisions regarding the number of shares to be awarded at the end of the performance period.

The treatment of restricted stock upon termination of employment is governed by the employment agreements and the Restricted Stock Agreements described above. Under the employment agreements, if the Company terminates the executive without Cause or if the executive resigns for Good Reason, the executive is entitled to receive, with respect to equity incentives, the amounts described under “Service-Based Restricted Stock” and “Performance-Based Restricted Stock” in Note 1 to the table below.

    Under the employment agreements, if a Change of Control of the Company occurs, and within either the six-month period ending on the date of the Change of Control or the 18-month period beginning on the date of the Change of Control, the executive’s employment is terminated without Cause or the executive terminates employment for Good Reason, the executive will receive, with respect to equity incentives, the amounts described under “Service-Based Restricted Stock” and “Performance-Based Restricted Stock” in Note 6 to the table below. The employment agreements provide for reductions in the amounts payable to the extent the present value of compensation would more likely than not be non-deductible under Section 280G of the Internal Revenue Code.

    The Service-Based Restricted Stock Agreements and Performance-Based Restricted Stock Agreements continue to apply to a Change of Control or termination of employment from and after February 5, 2013 only to the extent that the employment agreements are not applicable.  Under the Service-Based Restricted Stock Agreements, if the executive’s employment is terminated for any reason, including retirement, death or disability, all outstanding unvested shares of restricted stock under the Service-Based Restricted Stock Agreement are forfeited.  Under the Performance-Based Restricted Stock Agreements, if the executive’s employment is terminated for any reason, other than in the case of death, disability or a Change of Control (as described above), all undelivered shares of restricted stock under the Performance-Based Restricted Stock Agreement are forfeited (including dividend shares payable for such awards), provided that if the executive’s employment is terminated for death or disability, the executive is entitled to a pro rata portion of the undelivered shares (including dividend shares payable for such awards) based upon the number of months the executive was employed during the performance period and the Company’s actual performance (only if such performance levels were met).

The following table is a summary of the aforementioned payments and benefits that would be provided to each of the named executive officers if (i) their employment was terminated other than in connection with a change of control of NIC, or (ii) their employment was terminated in connection with a change of control of NIC, in each case, as of December 31, 2020.

Name and Form of Payment	Involuntary Termination w/o Cause or Voluntary Termination w/ Good Reason	Involuntary Termination for Cause or Voluntary Termination w/o Good Reason	Retirement	Death	Disability	Involuntary Termination in Connection w/ Change of Control
	(Note 1)	(Note 2)	(Note 3)	(Note 4)	(Note 5)	(Note 6)
Harry H. Herington
Severance	$3,584,000	$—	$—	$—	$1,660,000	$3,584,000
Life, Health & Other Benefits	69,047	43,077	43,077	1,163,077	89,902	69,047
Annual Incentive Plan	1,232,000	1,232,000	1,232,000	1,232,000	1,232,000	616,000
Service-Based Restricted Stock	3,000,258	—	—	—	—	3,000,258
Performance-Based Restricted Stock	2,422,843	—	—	2,422,843	2,422,843	3,881,521
Total	$10,308,148	$1,275,077	$1,275,077	$4,817,920	$5,404,745	$11,150,826
Stephen M. Kovzan
Severance	$1,800,000	$—	$—	$—	$1,564,600	$1,800,000
Life, Health & Other Benefits	66,291	27,692	27,692	747,692	70,673	66,291
Annual Incentive Plan	270,000	540,000	540,000	540,000	540,000	270,000
Service-Based Restricted Stock	1,072,513	—	—	—	—	1,072,513
Performance-Based Restricted Stock	898,386	—	—	898,386	898,386	1,360,467
Total	$4,107,190	$567,692	$567,692	$2,186,078	$3,073,659	$4,569,271
Jayne Friedland Holland
Severance	$1,587,000	$—	$—	$—	$1,505,800	$1,587,000
Life, Health & Other Benefits	65,137	26,538	26,538	716,538	74,562	65,137
Annual Incentive Plan	448,500	448,500	448,500	448,500	448,500	224,250
Service-Based Restricted Stock	924,223	—	—	—	—	924,223
Performance-Based Restricted Stock	658,697	—	—	658,697	658,697	948,875
Total	$3,683,557	$475,038	$475,038	$1,823,735	$2,687,559	$3,749,485
Doug Rogers
Severance	$725,000	—	—	—	$—	$725,000
Life, Health & Other Benefits	55,330	16,731	16,731	596,731	47,001	55,330
Annual Incentive Plan	72,500	72,500	72,500	72,500	72,500	72,500
Service-Based Restricted Stock	341,085	—	—	—	—	341,085
Performance-Based Restricted Stock	—	—	—	—	—	—
Total	$1,193,915	$89,231	$89,231	$669,231	$119,501	$1,193,915
Elizabeth M. Proudfit
Severance	$725,000	$—	$—	$—	$—	$725,000
Life, Health & Other Benefits	55,330	16,731	16,731	596,731	46,637	55,330
Annual Incentive Plan	72,500	72,500	72,500	72,500	72,500	72,500
Service-Based Restricted Stock	420,616	—	—	—	—	420,616
Performance-Based Restricted Stock	—	—	—	—	—	—
Total	$1,273,446	$89,231	$89,231	$669,231	$119,137	$1,273,446

(1)“Severance” amount includes a lump sum payment equal to the sum of: (i) two (2) times the executive’s base salary in effect on the date of termination; and (ii) two (2) times the largest cash award received by the executive under the Annual Incentive Plan during the immediately preceding three annual incentive periods.  “Life, Health and Other Benefits” amount includes: (i) payment of accrued paid vacation time; and (ii) a lump sum payment equal to 150% of the Company’s portion of the annual costs (determined as of the date of termination) associated with providing the executive and eligible family members with medical and health benefits coverage under the Company’s group health plans.  “Annual Incentive Plan” amount includes the amount of any cash award under the Annual Incentive Plan payable for the year of the executive’s termination, which: (i) for Mr. Kovzan is payable based upon target performance; and (ii) for all other executives, is payable based solely upon actual performance.  “Service-Based Restricted Stock” amount includes the market value of unvested service-based restricted stock subject to accelerated vesting.  “Performance-Based Restricted Stock” amount includes the market value of unvested performance-based restricted stock subject to accelerated vesting, which vests and is payable based solely upon actual performance (which for current performance periods that have not yet been completed is estimated by extrapolating from the actual performance during the completed portion of such periods).
(2)“Life, Health and Other Benefits” amount includes payment of accrued paid vacation time.
(3)“Life, Health and Other Benefits” amount includes payment of accrued paid vacation time.  “Annual Incentive Plan” amount includes the pro rata amount of any cash award under the Annual Incentive Plan payable for the year of the executive’s retirement (based on the number of days worked) based solely upon actual performance.
(4)“Life, Health and Other Benefits” amount includes: (i) payment of accrued paid vacation time; and (ii) payment of the proceeds from the executive’s life insurance policy payable by the insurer, the proceeds of which are equal to two (2) times the executive’s base salary. “Annual Incentive Plan” amount includes the pro rata amount of any cash award under the Annual Incentive Plan payable for the year of the executive’s death (based on the number of days worked) based solely upon actual performance.  “Performance-Based Restricted Stock” amount includes the market value of a pro rata portion of unvested performance-based restricted stock subject to accelerated vesting (based on the number of months worked during the performance period), which vests and is payable based solely upon actual performance.
(5)“Severance” amount includes salary continuation benefits payable to the executives under their respective employment agreements and the Company’s disability policies.  Under the employment agreements, each executive is entitled to salary continuation benefits for a period of one year following the date of disability consisting of a payment equal to such executive’s base salary then in effect, reduced by payments made to the executive under the Company’s disability policies.  Following the one-year period, the executive is then to receive only payments under the Company’s disability policies.  Under the Company’s disability policies, each executive is also entitled to a lump sum payment of $1,000,000 if the executive is disabled for more than 365 days.  “Severance” amount reflects the amount which each executive would receive if such executive qualified as disabled for a one-year period and therefore reflects the payment of the salary continuation benefit for one year and the lump sum payment.  For each executive, the entire amount of the salary continuation benefit would be paid under the Company’s disability policies because the amount payable under such policies would exceed their base salary, with amounts payable as follows: Mr. Herington ($660,000); Mr. Kovzan ($564,600); and Ms. Holland ($505,800).  “Life, Health and Other Benefits” amount includes: (i) payment of accrued paid vacation time; and (ii) the value of medical, dental, supplemental life, life and disability insurance premiums paid by the Company for each executive for a period of one year following termination due to disability.  “Annual Incentive Plan” amount includes the pro rata amount of any cash award under the Annual Incentive Plan payable for the year of the executive’s termination (based on the number of days worked) based solely upon actual performance.  “Performance-Based Restricted Stock” amount includes the market value of a pro rata portion of unvested performance-based restricted stock subject to accelerated vesting (based on the number of months worked during the performance period), which vests and is payable based solely upon actual performance.
(6)“Severance” amount includes a lump sum payment equal to the sum of: (i) two (2) times the executive’s base salary in effect on the date of termination; and (ii) two (2) times the largest cash award received by the executive under the Annual Incentive Plan during the immediately preceding three annual incentive periods.

“Life, Health and Other Benefits” amount includes: (i) payment of accrued paid vacation time; and (ii) a lump sum payment equal to 150% of the Company’s portion of the annual costs (determined as of the date of termination) associated with providing the executive and eligible family members with medical and health benefits coverage under the Company’s group health plans.  “Annual Incentive Plan” amount includes the amount of any cash award under the Annual Incentive Plan payable for the year of the executive’s termination as if target performance had been achieved.  “Service-Based Restricted Stock” amount includes the market value of unvested service-based restricted stock subject to accelerated vesting.  “Performance-Based Restricted Stock” amount includes the market value of unvested performance-based restricted stock subject to accelerated vesting, which vests as if target performance for such awards had been achieved.
(7)Market value is based on the closing sales price per share of the Company’s Common Stock on December 31, 2020 of $25.83 per share.

DIRECTOR COMPENSATION

The structure and approach of the Company’s director compensation program in 2020 remained unchanged from 2019. The Board of Directors determined not to make any changes after considering the SBCG 2016 study and the recommendation of the Compensation Committee, and approved the Company’s compensation program for directors for fiscal year 2020.

Under the Company’s current director compensation program, directors are entitled to the following cash compensation:  (1) an annual cash retainer of $45,000, (2) an annual cash retainer premium for committee chairs of $15,000 for the Audit Committee, $10,000 for the Compensation Committee and $7,500 for the Corporate Governance and Nominating Committee, (3) an annual cash retainer premium for committee members of $7,500 for the Audit Committee, $5,000 for the Compensation Committee and $3,750 for the Corporate Governance and Nominating Committee, and (4) an annual cash retainer premium of $10,000 for the Lead Independent Director.  New directors receive a prorated retainer for the portion of the year served on the Board until the next Annual Meeting of Stockholders.  From an equity compensation standpoint, the Company’s Board compensation program provides for an annual grant of service-based restricted stock with a grant date fair value of $100,000, which vests after one year.  The ratio of equity to cash compensation is approximately 70% to 30%, which is in line with SBCG’s recommendation and with the Compensation Committee's philosophy that a preponderance of total value should come from equity compensation.

Upon first joining the Board, any new director will receive an award of restricted stock with an equivalent fair market value of $25,000 on the date of the award, which vests after one year.  Directors are entitled to non-forfeitable cash dividends on shares of unvested restricted stock (including initial and annual share grants) in the same amount and at the same time as dividends are paid to other holders of the Company’s common stock.

Directors who are also executive officers of the Company do not receive compensation for service on the Board of Directors.  Therefore, Mr. Herington is not listed in the Director Compensation table below.

All directors are eligible to participate in the Company’s 2014 Stock Compensation Plan.  Non-employee directors are not eligible to participate in the Company’s Employee Stock Purchase Plan.  Directors are reimbursed for travel expenses and other out-of-pocket costs incurred in connection with their attendance at meetings.

The Company has a stock ownership policy applicable to non-employee directors and the Company’s Executive Leadership Team, as further discussed in the CD&A.

January 2021 Director Compensation Study. In November 2020, after four years of the Company operating under its previous director compensation program, the Compensation Committee engaged SBCG to update its assessment of non-employee director compensation. The resulting study (the “January 2021 study”) did not impact the Company's non-employee director compensation for fiscal year 2020, but instead was intended to inform compensation decisions prospectively beginning in fiscal year 2021.

For this study, SBCG used the same peer group of companies that it used when the Compensation Committee engaged SBCG for an executive compensation study in November 2019. For a list of peer group companies, refer to the "2020 Executive Compensation Study" section of the CD&A in this report. SBCG determined that director cash compensation levels were generally competitive with market, with NIC’s annual cash retainer slightly above peer median, and total average cash pay (including pay for committee service) was modestly below peer median, but that equity compensation was below market in the bottom quartile, and by extension, total compensation levels were low compared to the peer group median. In addition, committee chair compensation and the lead director premium were low compared to market. The Compensation Committee has not yet recommended, and the Board has not approved, any changes to the current non-employee director compensation program based on the results of the January 2021 study.

The following table provides information on the compensation of non-employee directors in 2020.

Director Compensation in Fiscal 2020 (1)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Art N. Burtscher	75,000	99,992	1,664	176,656
Venmal (Raji) Arasu	56,250	99,992	1,664	157,906
C. Brad Henry	53,750	99,992	1,664	155,406
Sylvester (Sly) James, Jr. (4)	38,125	25,000	207	63,332
Alexander C. Kemper	62,500	99,992	1,664	164,156
William M. Lyons	60,000	99,992	1,664	161,656
Anthony Scott	56,250	99,992	1,664	157,906
Jayaprakash Vijayan	57,500	99,992	1,664	159,156
Pete Wilson	53,750	99,992	1,664	155,406

(1)The Option Awards, Non-Equity Incentive Plan Compensation and Change in Pension Value and Nonqualified Deferred Compensation Earnings columns have been omitted from the Director Compensation table because the Company does not provide director compensation in any of these categories.

(2)Amounts reported in the Stock Awards column represent the aggregate grant date fair value of such awards, computed in accordance with FASB ASC Topic 718. As of December 31, 2020, each non-employee director held the number of restricted stock shares set forth beside his or her name below.

Mr. Burtscher	4,182	Mr. Lyons	4,182
Ms. Arasu	4,182	Mr. Scott	4,182
Governor Henry	4,182	Mr. Vijayan	4,182
Mr. James	1,151	Governor Wilson	4,182
Mr. Kemper	4,182

The Board determines the terms and conditions of any such equity awards, including those that apply upon the termination of a non-employee director's service as a Board member.

(3)All Other Compensation represents cash dividends declared on unvested shares of restricted stock. The aggregate amount of dividends paid was $0.36 per share ($0.09 per share on a quarterly basis), declared by the Company in January, April, July and October 2020, as applicable.

(4)Mr. James joined the Board on August 27, 2020 and was granted a one-time new director equity award of 1,151 restricted stock shares and pro-rated annual cash compensation.

Compensation Committee Interlocks and Insider Participation

None of the persons who served on the Company’s Compensation Committee during the last completed fiscal year (Art. N. Burtscher, C. Brad Henry, Sylvester (Sly) James, Jr., Alexander C. Kemper, Jayaprakash Vijayan and Pete Wilson) (i) was formerly an officer of the Company; (ii) during the last fiscal year, was an officer or employee of the Company; or (iii) had any relationship requiring disclosure under Item 404 of Regulation S-K.

None of the Company’s executive officers, during the last completed fiscal year, served as a (i) member of the compensation committee of another entity, one of whose executive officers served on the Company’s Compensation

Committee; (ii) director of another entity, one of whose executive officers served on the Company's Compensation Committee; or (iii) member of the compensation committee of another entity, one of whose executive officers served as the Company’s director.

Report of the Compensation Committee

The Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) portion of this report with management. Based on the Committee’s review and discussions, the Committee has recommended to the Board of Directors that the CD&A be included in this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Respectfully submitted,

The Compensation Committee

Alexander C. Kemper (Chairman)
Art N. Burtscher
C. Brad Henry
Sylvester (Sly) James, Jr.
Jayaprakash Vijayan
Pete Wilson

This “Report of the Compensation Committee” is not deemed to be “soliciting material” or to be “filed” with the SEC under or pursuant to Section 18 of the Exchange Act or subject to Regulation 14A thereunder, and shall not be incorporated by reference or deemed to be incorporated by reference into any filing under either the Securities Act of 1933, as amended, or the Exchange Act, unless otherwise specifically provided for in such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 16, 2021, certain information about shares of the Company’s Common Stock beneficially owned by (i) each director; (ii) each stockholder who the Company knows is a beneficial owner of more than 5% of the outstanding shares of the Company’s Common Stock (based on SEC filings reporting ownership as of December 31, 2020); (iii) the named executive officers, and (iv) all directors and executive officers as a group.  Unless otherwise provided in the table below, the mailing address of the 5% beneficial owners is NIC Inc., 25501 West Valley Parkway, Suite 300, Olathe, Kansas 66061.

	Shares Beneficially Owned (1)
	Number	Percentage (2)
Named Executive Officers and Directors
Harry H. Herington (3)......................................................................	910,822	1.3%
Stephen M. Kovzan (4).....................................................................	184,025	*
Jayne Friedland Holland (5)..............................................................	129,083	*
Doug Rogers (6)................................................................................	18,391	*
Elizabeth M. Proudfit (7)..................................................................	54,048	*
Art N. Burtscher (8)..........................................................................	242,684	*
Pete Wilson (9)..................................................................................	92,647	*
William M. Lyons (10)......................................................................	65,968	*
Alexander C. Kemper (11)................................................................	63,472	*
C. Brad Henry (12)............................................................................	47,029	*
Venmal (Raji) Arasu (13)..................................................................	26,957	*
Anthony Scott (14)............................................................................	11,699	*
Jayaprakash Vijayan (15)..................................................................	11,699	*
Sylvester (Sly) James, Jr. (16)..........................................................	1,151	*
All executive officers and directors as a group (17 persons) (17)	1,937,068	2.7%
5% Stockholders
BlackRock, Inc. (18).........................................................................	10,447,678	14.9%
55 East 52nd Street
New York, New York 10055

The Vanguard Group, Inc. (19).........................................................	6,813,399	10.2%
100 Vanguard Blvd.
Malvern, Pennsylvania 19355
*Less than 1%

(1)This table is based upon information supplied by officers, directors, principal stockholders and the Company’s transfer agent, and information contained in Schedules 13D (if any) and 13G filed with the SEC. Unless otherwise noted in the footnotes to this table, the Company believes each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages for executive officers and directors are based on 67,905,010 shares of the Company’s Common Stock outstanding as of March 16, 2021, adjusted as required by the rules promulgated by the SEC. Applicable percentages for the 5% Stockholders are based on the number of shares beneficially owned as reflected in the most recent Schedule 13G filed with the SEC.
(2)For purposes of determining percentages of shares beneficially owned, the Company does not include in the number of outstanding shares those shares subject to performance-based restricted awards, because the holders of such shares have no voting or disposition rights with respect to the shares.  All shares subject to service-based restricted stock awards, which have voting rights, are included in outstanding shares.
(3)Shares beneficially owned by Mr. Herington include 910,822 shares directly owned, including 104,085 shares of unvested service-based restricted stock.
(4)Shares beneficially owned by Mr. Kovzan include 184,025 shares directly owned, including 40,678 shares of unvested service-based restricted stock.
(5)Shares beneficially owned by Ms. Holland include 129,083 shares directly owned, including 34,000 shares of unvested service-based restricted stock.
(6)Shares beneficially owned by Mr. Rogers include 18,391 shares directly owned, including 13,553 shares of unvested service-based restricted stock.
(7)Shares beneficially owned by Ms. Proudfit include 54,048 shares directly owned, including 14,769 shares of unvested service-based restricted stock.
(8)Share beneficially owned by Mr. Burtscher include 242,684 shares directly owned, including 4,182 shares of unvested service-based restricted stock.
(9)Shares beneficially owned by Governor Wilson include 92,647 shares directly owned, including 4,182 shares of unvested service-based restricted stock.
(10)Shares beneficially owned by Mr. Lyons include 65,968 shares directly owned, including 4,182 shares of unvested service-based restricted stock.
(11)Shares beneficially owned by Mr. Kemper include 63,472 shares directly owned, including 4,182 shares of unvested service-based restricted stock and 10,000 shares owned by the 2012 Alexander Charles Kemper Family Irrevocable Trust for which Mr. Kemper’s spouse is the trustee.
(12)Shares beneficially owned by Governor Henry include 47,029 shares directly owned, including 4,182 shares of unvested service-based restricted stock.
(13)Shares beneficially owned by Ms. Arasu include 26,957 shares directly owned, including 4,182 shares of unvested service-based restricted stock.
(14)Shares beneficially owned by Mr. Scott include 11,699 shares directly owned, including 4,182 shares of unvested service-based restricted stock.
(15)Shares beneficially owned by Mr. Vijayan include 11,699 shares directly owned, including 4,182 shares of unvested service-based restricted stock.
(16)Shares beneficially owned by Mr. James include 1,151 shares directly owned, all of which are shares of unvested service-based restricted stock.
(17)Shares held by all executive officers and directors as a group include 284,710 shares of unvested service-based restricted stock.

(18)Based on information set forth in Amendment No. 11 to the Schedule 13G filed with the SEC on January 25, 2021. According to the Schedule 13G, shares beneficially owned by BlackRock, Inc. are comprised of 10,447,678 shares owned by various investment advisory clients of BlackRock, Inc. which is deemed to be a beneficial owner of those shares pursuant to Rule 13d-3 under the Exchange Act due to its discretionary power to make investment decisions over such shares for its clients and/or its ability to vote such shares. In the Schedule 13G, Blackrock, Inc. reported sole power to vote 10,374,063 of such shares and sole power to dispose of all 10,447,678 shares.

(19)Based on information set forth in Amendment No. 8 to the Schedule 13G filed with the SEC on February 10, 2021. According to the Schedule 13G, shares beneficially owned by Vanguard Group, Inc. are comprised of 6,813,399 shares owned by various investment advisory clients of Vanguard Group, Inc. which is deemed to be a beneficial owner of those shares pursuant to Rule 13d-3 under the Exchange Act due to its discretionary power to make investment decisions over such shares for its clients and/or its ability to vote such shares. In the Schedule 13G, Vanguard Group, Inc. reported shared power to vote 156,957 of such shares, sole power to dispose of 6,610,055 of such shares and shared power to dispose of 203,344 of such shares.

The SEC requires the Company’s directors and officers, and stockholders who own more than 5% of the Company’s Common Stock, to report their ownership of the Company’s Common Stock and any changes in that ownership to the SEC and Nasdaq.  Officers and directors, and stockholders owning more than 5% of the Company’s Common Stock, must provide the Company with copies of all such forms that they file.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy and Procedures with Respect to Related Person Transactions

NIC has adopted a written policy governing the review, approval or ratification of “Related Person Transactions,” as described below (the “Policy”).

Related Person Transactions

For the purposes of the Policy, a “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company (including any of its subsidiaries) was, is or will be a participant and in which any Related Person had, has or will have a direct or indirect material interest.

For purposes of the Policy, a “Related Person” means: (1) any person who is, or at any time since the beginning of NIC’s last fiscal year was, a director or executive officer of NIC or a nominee to become a director of NIC; (2) any person who is known to be the beneficial owner of more than 5% of any class of NIC’s voting securities; (3) any immediate family member of any of the foregoing persons (as defined in the Policy) and any person (other than a tenant or employee) sharing the household of any of the foregoing persons; and (4) any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

Approval Procedures

Related Person Transactions that are identified as such prior to their consummation or amendment shall be consummated or amended only if the following steps are taken:
(1)Prior to entering into the Related Person Transaction (a) the Related Person, (b) the director, executive officer, nominee or beneficial owner who is an immediate family member of the Related Person, or (c) the business unit or function/department leader responsible for the potential Related Person Transaction shall provide notice to the Corporate Governance and Nominating Committee (the “Committee”) of the facts and circumstances of the proposed Related Person Transaction, including certain information specified in the Policy.  The Committee will assess whether the proposed transaction is a Related Person Transaction for purposes of this policy.
(2)If the Committee determines that the proposed transaction is a Related Person Transaction, the proposed Related Person Transaction shall be submitted to the Committee for consideration at the next Committee meeting or, in those instances in which the Committee, in consultation with the Chief Executive Officer or the Chief Financial Officer, determines that it is not practicable or desirable for NIC to wait until the next Committee meeting, to the Chair of the Committee (who will possess delegated authority to act between Committee meetings).
(3)The Committee, or where submitted to the Chair, the Chair, shall consider all of the relevant facts and circumstances available to the Committee or the Chair.  No member of the Committee shall participate in any review, consideration or approval of any Related Person Transaction with respect to which such member or any of his or her immediate family members is the Related Person.  The Committee (or the Chair) shall approve only those Related Person Transactions that are in, or are not inconsistent with, the best interests of NIC and its stockholders, as the Committee (or the Chair) determines in good faith.
(4)The Chair of the Committee shall report to the Committee at the next Committee meeting any approval under this policy pursuant to delegated authority.

Ratification Procedures

Under the Policy, the Company’s accounting department, under the supervision of the Chief Financial Officer, shall produce periodic reports as the Chair of the Committee shall direct, but no less often than annually, of any amounts paid or payable to, or received or receivable from, any Related Person.

In the event the Chief Executive Officer or Chief Financial Officer, or any other executive officer becomes aware, as a result of the reports described above or otherwise, of a Related Person Transaction that has not been previously approved or previously ratified under the Policy:
(1)If the transaction is pending or ongoing, it will be submitted to the Committee or Chair of the Committee promptly, and the Committee or Chair shall consider all of the relevant facts and circumstances available to the Committee or the Chair.  The Committee shall not ratify any Related Person Transaction that is not in the best interests of the Company and its stockholders.  Based on this analysis, the Committee or the Chair shall evaluate all options, including but not limited to ratification, amendment or termination of the Related Person Transaction; and
(2)If the transaction is completed, the Committee or Chair shall evaluate the transaction, taking into account all of the relevant facts and circumstances available to the Committee or Chair, to determine if rescission of the transaction and/or any disciplinary action is appropriate, and shall request an evaluation of NIC’s controls and procedures to ascertain the reason the transaction was not submitted to the Committee or Chair for prior approval and whether any changes to these procedures are recommended.
Review of Ongoing Transactions

At the Committee’s first meeting of each fiscal year, the Committee shall review any previously approved or ratified Related Person Transactions that remain ongoing and have a remaining term of more than six months or remaining amounts payable to or receivable from NIC.  Based on all relevant facts and circumstances, taking into consideration NIC’s contractual obligations, the Committee shall determine if it is in the best interests of NIC and its stockholders to continue, modify or terminate the Related Person Transaction.

Charitable Contributions

Proposed charitable contributions, or pledges of charitable contributions, by NIC to a charitable or non-profit organization in which a Related Person has a material interest shall be subject to prior review and approval by the Committee at the next Committee meeting or, in those instances in which the Committee, in consultation with the Chief Executive Officer or the Chief Financial Officer, determines that it is not practicable or desirable for the Company to wait until the next Committee meeting, by the Chair.  In addition, each named executive officer (as defined above) shall report to the Committee on a quarterly basis, charitable contributions in excess of $120,000, in the aggregate, by NIC’s named executive officers and their spouses to a charitable or non-profit organization identified on the roster of Related Persons.

Disclosure

All Related Person Transactions that are required to be disclosed in NIC’s filings with the SEC, as required by the Securities Act of 1933 and the Exchange Act and related rules and regulations, shall be so disclosed in accordance with such laws, rules and regulations.

Independence

The Board evaluates the independence of each director in accordance with applicable laws and regulations, the listing standards of The Nasdaq Stock Market, LLC (“Nasdaq”) and the criteria set forth in NIC’s Code of Business Conduct and Ethics and Governance Principles.  These standards include evaluating material relationships with NIC, if any, to the best of each director’s knowledge, including vendor, supplier, consulting, legal, banking, accounting, charitable and family relationships.  Based on the recommendation of the Corporate Governance and Nominating Committee, the Board of Directors has determined that all directors, except Mr. Herington, are independent as required by applicable laws and regulations, by the listing standards of Nasdaq and by NIC’s Governance Principles.  The Board has also assessed the independence of the members of the Audit, Compensation, and Corporate Governance and Nominating Committees based on applicable laws and regulations, the listing standards of Nasdaq and NIC’s Governance Principles and has found all members of those committees to be independent.  NIC’s Governance Principles are available on the Company’s website at https://ir.egov.com/corporate-governance/governance-documents/governance-principles.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S FEES

Fees billed to the Company by E&Y for services incurred related to fiscal year 2020 and 2019 were as follows:

	2020	2019
Audit fees	$590,000	$600,000
Audit-related fees	363,323	244,880
Tax fees	159,339	159,854
All other fees	—	—
Total fees	$1,112,662	$1,004,734

    Audit fees include audits of the annual consolidated financial statements on Form 10-K and reviews of quarterly consolidated financial statements on Form 10-Q, as well as the audit of the Company’s internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.  For fiscal year 2020, audit fees also included approximately $20,000 in fees for non-recurring accounting consultation matters. Audit-related fees primarily include audits of financial statements for certain subsidiaries of the Company and for fiscal year 2020, also include the Company’s SOC 2, Type II examination. Tax fees consist primarily of fees billed for tax compliance and, to a lesser extent, tax advice. All other fees consists of accounting consultation matters.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted policies and procedures for the pre-approval of audit, audit-related, tax and other permissible non-audit services (specifically described in appendices to the policy) that may be provided by the Company’s independent registered public accounting firm to the Company and its subsidiaries.  Such services are pre-approved up to a specified fee limit. Any service not included in the specified list of services must be submitted to the Audit Committee for pre-approval. To ensure prompt handling of unforeseeable or unexpected matters that arise between Audit Committee meetings, the Audit Committee has delegated authority to its Chairman, and/or to such other members of the Audit Committee as the Chairman shall from time to time designate, to review and, if appropriate, approve in advance, any request for the independent registered public accounting firm to provide permissible services. All such pre-approvals must be reported to the Audit Committee at the next Committee meeting.

The Vice President of Internal Audit monitors services provided by the independent registered public accounting firm and overall compliance with the pre-approval policy. The Vice President of Internal Audit reports periodically to the Audit Committee about the status of outstanding engagements, including actual services provided and associated fees, and must promptly report any noncompliance with the pre-approval policy to the Chairman of the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following additional exhibits are filed with this Amendment:

Exhibit Index

Exhibit Number	Description
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104	The cover page from the Amendment No. 1 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIC INC.
Date:	April 20, 2021	By:	/s/ Harry Herington
Harry Herington, Chairman of the Board and Chief Executive Officer